Form 10-K
period 2008-12-31
SVB FINANCIAL GROUP
filed 2009-03-02
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $1,551,661,376.

At January 31, 2009, 32,933,162 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2008	Part III

Forward-Looking Statements

This Annual Report on Form 10-K, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 in this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation, the following:

•

Projections of our net interest income, noninterest income, earnings per share, noninterest expenses, including professional service, compliance, compensation and other costs, cash flows, balance sheet positions, capital expenditures, and capitalization or other financial items

•	Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions
•	Forecasts of venture capital/private equity funding levels
•	Forecasts of future interest rates, economic performance, and income on investments
•	Forecasts of expected levels of provisions for loan losses, loan growth and client funds
•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Annual Report on Form 10-K, we make forward-looking statements, including but not limited to those discussing our management’s expectations about:

•	Economic conditions and associated impact on us
•	Extent to which our products and services will meet changing client needs
•	Our ability to compete in various markets
•	The suitability of our properties for the conduct of our business
•	The payment of cash dividends on, or our repurchase of, our common stock
•	The adequacy of reserves and appropriateness of methodology
•	Sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates
•	Realization, timing, valuation and performance of equity or other investments
•	Our liquidity position
•	Level of client investment fees
•	Growth in loan and deposit balances
•	Credit quality of our loan portfolio
•	Levels and trends of nonperforming loans
•	Capital and liquidity provided through retained earnings
•	Activities for which capital will be used or required, and use of excess capital
•	Financial impact of continued growth of our funds management business
•	Expansion and growth of our noninterest income sources
•	Profitability of our products and services
•	Venture capital and private equity funding and investment levels
•	Strategic initiatives
•	Effect of application of certain accounting pronouncements
•	Effect of lawsuits and claims
•	Changes in, or adequacy of, our unrecognized tax benefit and any associated impact
•	Adequacy of valuation allowance on deferred tax assets
•	Incurrence of losses relating to credit card guarantees and any associated impact
•	Cash requirements of unfunded commitments to certain investments
•	Manner of satisfaction of stock option exercises

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

General

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The Company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For over 25 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients with a diversity of products and services to support them throughout their life cycles of all sizes and stages.

We offer commercial banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, private equity investment and equity valuation services, through our subsidiaries and divisions.

As of December 31, 2008, we had total assets of $10.02 billion, total loans, net of unearned income of $5.51 billion, total deposits of $7.47 billion and total stockholders’ equity of $988.8 million.

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

Business Overview

For reporting purposes, SVB Financial Group has three operating segments for which we report our financial information in this report: Commercial Banking, SVB Capital and Other Business Services. A discussion about our segment reporting, including financial information and results of operation for our operating segments, is set forth in Note 21—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” under Part II, Item 7 in this report.

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. After completion of the remaining client transactions, operations at SVB Alliant were ceased as of March 31, 2008. Accordingly, SVB Alliant was no longer reported as an operating segment as of the second quarter of 2008. We have not presented the results of operations of SVB Alliant in discontinued operations for any period presented based on our assessment of the materiality of SVB Alliant’s results to our consolidated results of operations.

Commercial Banking

Our commercial banking products and services are provided by the Bank and its subsidiaries. The Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services.

Through lending products and services, the Bank extends loans and other credit facilities to commercial clients. These loans are often secured by clients’ assets. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable-based lines of credit and asset-based loans.

The Bank’s deposit and cash management products and services provide commercial clients with short- and long-term cash management solutions. Deposit products include traditional deposit and checking accounts, certificates of deposit, money market accounts and sweep accounts. In connection with deposit services, the Bank provides lockbox and merchant services that facilitate timely depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and automated clearing house (“ACH”) payment services to enable clients to transfer funds quickly from their deposit accounts. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.

The Bank’s global banking and trade products and services facilitate clients’ global finance and business needs. These products and services include foreign exchange services that allow commercial clients to manage their foreign currency needs and risks through the purchase and sale of currencies, swaps and hedges on the global inter-bank market. To facilitate clients’ international trade, the Bank offers a variety of loans and credit facilities guaranteed by the Export-Import Bank of the United States. It also offers letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.

The Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable companies to effectively manage their assets. Through its broker-dealer subsidiary, SVB Securities, the Bank offers money market mutual funds and fixed-income securities. SVB Securities is registered with the U.S. Securities and Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). Additionally, through its registered investment advisory subsidiary, SVB Asset Management, the Bank offers investment advisory services, including outsourced treasury services, with customized cash portfolio management and reporting.

SVB Capital

SVB Capital is the private equity arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages and sponsors venture capital and private equity funds on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds it manages, including funds of funds, such as our SVB Strategic Investors funds, and co-investment funds, such as our SVB Capital Partners funds and SVB India Capital Partners fund. It also includes sponsored debt funds, such as Gold Hill Venture Lending funds, which provide secured debt, typically to emerging-technology clients in their earliest stages, and Partners for Growth funds, which provide secured debt primarily to higher-risk, middle-market clients in their later stages. We manage funds which generate income for the Company primarily through management fees, carried interest arrangements and returns through our own investments in the funds. We sponsor debt funds in connection with our strategic or other partnering opportunities primarily for our core banking business. Most of the funds actively managed or sponsored by SVB Capital are consolidated into our financial statements. See Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Business Services

The Other Business Services segment is primarily comprised of SVB Private Client Services, SVB Global, SVB Analytics and SVB Wine Division. These business units do not individually meet the separate reporting thresholds as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) and, as a result, we have aggregated them together as Other Business Services for segment reporting purposes.

SVB Private Client Services

SVB Private Client Services is the private banking division of the Bank, which provides a range of credit services to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. These products and services include mortgages, home equity lines of credit, restricted stock purchase loans, airplane loans, capital call lines of credit, and other secured and unsecured lines of credit. We also help our private clients meet their cash management needs by providing deposit account products and services, including checking accounts, money market accounts and certificates of deposit, and other personalized banking services.

SVB Global

SVB Global serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, such as the United Kingdom, India, China and Israel. SVB Global includes our subsidiaries focused on our foreign activities, which support our clients and facilitate their activities in those markets.

SVB Analytics

SVB Analytics is our subsidiary that provides equity valuation and equity management services to private companies and venture capital firms. We offer equity management services, including capitalization data management, through eProsper, Inc., a company in which SVB Analytics holds a controlling ownership interest.

SVB Wine Division

SVB Wine Division is a division of the Bank that provides banking products and services to our premium wine industry clients, including vineyard development loans. We offer a variety of financial solutions focused specifically on the needs of our clients’ premium wineries and vineyards.

Income Sources

Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2008 were $374.3 million and $156.1 million, respectively.

Net interest income is primarily income generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life sciences and venture capital/private equity industry sectors. Deposits are also obtained from the premium wine industry commercial clients and individual clients served by our SVB Private Client Services group. We do not obtain deposits from conventional retail sources.

Noninterest income is primarily income generated from our fee-based services and returns on our investments. We market our full range of fee-based financial services to our commercial and venture capital/private equity firm clients, including commercial banking, private client, investment advisory, asset management, global banking and equity valuation services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

We also seek to obtain returns by making investments. We manage and invest in venture capital/private equity funds that generally invest directly in privately held companies, as well as funds that invest in other private equity funds. We also invest directly in privately held companies. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrants in certain client companies.

Industry Niches

In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, beginning with early stage.

Technology and Life Sciences

We serve a variety of clients in the technology and life science industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and cleantech. Our life science clients generally tend to be in the industries of biotechnology and medical devices. A key component of our technology and life science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. Very generally, we define our technology and life science clients as follows:

•

Our “emerging technology” clients are companies in the start-up or very early stage of their life cycles. These companies typically are privately-held and funded by friends and family, or “seed” or “angel” investors. They are primarily in the research and development stage and generally have nominal or no revenue. For example, an “emerging technology” hardware company may be comprised of its founders engaged in the initial development of its product, funded by modest capital raised from friends and family investors.

•

Our “early-stage” clients are companies in the early stage of their life cycles. These companies are privately-held and are generally dependent on initial rounds of venture capital financing for funding. They typically are primarily engaged in research and development, have brought relatively few products or services to market, and have little or no revenue. For example, an “early-stage” software company may be comprised of its founders and a limited number of employees engaged in the development and initial marketing of its product, funded by one or two rounds of venture capital financings.

•

Our “mid-stage” clients are companies in the intermediate stage of their life cycles. These companies tend to be privately-held, and many are dependent on venture capital for funding. They typically have brought some products or services to market, with modest or meaningful revenue. For example, a “mid-stage” software company may have had some success with licensing its initial products to its customers and is engaged in developing additional products to bring to market.

•

Our “late-stage” clients are companies in the more advanced stages of their life cycles, but generally have not yet fully matured. These companies may be privately or publicly held. They generally are in the advanced stage of their research and development, and may have brought solid product or service offering to market, with more meaningful or considerable revenue. For example, a “late-stage” semiconductor company may have a suite of semiconductor chip products on the market and be financially dependent on the sale of the products.

•

Our “corporate technology” clients are mature companies that tend to be more established. These companies tend to be publicly held or poised to become publicly held. They generally may have a more sophisticated product or service offering in the market, with significant revenue. For example, a “corporate technology” semiconductor company may be a publicly-traded company with a broad product offering and an established record of profitability.

Venture Capital/Private Equity

We provide financial services to clients in the venture capital/private equity community. Since our founding, we have cultivated strong relationships with the venture capital/private equity community, particularly with venture capital firms worldwide, many of which are also clients. We serve more than 550 venture capital firms worldwide, as well as other private equity firms, facilitating deal flow to and from these private equity firms and participating in direct investments in their portfolio companies. Unless the context requires otherwise, when we refer to our “private equity” clients, we mean our clients in the venture capital and private equity community.

Premium Wine

We are one of the leading providers of financial services to premium wine producers in the Western United States, with over 300 winery and vineyard clients. We focus on vineyards and wineries that produce grapes and wines of high quality.

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

Employees

As of December 31, 2008, we employed 1,244 full-time equivalent employees.

Supervision and Regulation

Recent Developments

In response to the current economic downturn and financial industry instability, legislative and other governmental initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system). SVB Financial cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders to other financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. See “Risks Relating to Current Market Environment” in the “Risk Factors” section under Item 1A of Part I of this report.

Through its authority under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the U.S. Treasury (“Treasury”) announced in October 2008 the TARP Capital Purchase Program (the “CPP”), a program designed to bolster eligible healthy institutions, like SVB Financial, by injecting capital into these institutions. We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we received $235 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the U.S. Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers, and include: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

(3) limiting golden parachute payments to certain senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. To date, SVB Financial has complied with these requirements, but the Secretary of the Treasury is empowered under EESA to adopt other standards, with which SVB Financial would be required to comply. Additionally, the bank regulatory agencies, Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the CPP to document their plans and use of CPP funds and their plans for addressing the executive compensation requirements associated with the CPP. SVB Financial will respond to such requests accordingly.

In February 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted. Among other provisions, the ARRA amended the EESA and contains requirements imposed on financial institutions like us which have already participated in the CPP. These requirements expand the initial executive compensation restrictions under the CPP to include, among other things, application of the required clawback provision to our top 25 most highly compensated employees, prohibition of certain bonuses to our top five most highly compensated employees, expanded limitations on golden parachute payments to top ten most highly compensated employees, implementation of a company-wide policy regarding excessive and luxury expenditures, and requirement of a shareholder advisory vote on our executive compensation. Under the new ARRA requirements, we may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP. However, until the shares are redeemed and for so long as we continue to participate in the CPP, we will remain subject to these expanded requirements, and any other requirements applicable to CPP participants that may be subsequently adopted.

The EESA also increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The FDIC has recently proposed that Congress extend the $250,000 limit to 2016. In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank is participating in the deposit insurance program and has the ability to issue guaranteed debt under the program. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees. See “FDIC Deposit Insurance” below.

General

Our bank and holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. As a bank holding company that elected to become a financial holding company in November 2000, SVB Financial is subject to inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Financial Institutions (the “DFI”). In addition, the Bank’s deposits are insured by the FDIC. SVB Financial’s other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies, such as the SEC and FINRA, and, for our foreign-based subsidiaries, applicable regulatory bodies, such as the Financial Services Authority in the United Kingdom. SVB Financial, the Bank and their subsidiaries are required to file periodic reports with these regulators and provide any additional information that they may require.

The following summary describes some of the more significant laws, regulations, and policies that affect our operations; it is not intended to be a complete listing of all laws that apply to us and is qualified in its entirety by reference to the applicable laws and regulations. From time to time, federal, state and foreign legislation is enacted and regulations are adopted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Regulation of Holding Company

Under the BHC Act, SVB Financial is subject to the Federal Reserve’s regulations and its authority to:

•	Require periodic reports and such additional information as the Federal Reserve may require;
•	Require SVB Financial to maintain certain levels of capital (See “Regulatory Capital” below);
•

Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both;

•

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations;

•

Approve acquisitions and mergers with banks and consider certain competitive, management, financial and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

Bank holding companies are generally prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve Board approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. SVB Financial may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval pursuant to our election to become a financial holding company in November, 2000. Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”). Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the DFI.

Securities Registration and Listing

SVB Financial’s securities are registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. As such, SVB Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, Inc.

The Sarbanes-Oxley Act

SVB Financial is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced disclosure of controls and procedures and internal control over financial reporting.

Regulation of Silicon Valley Bank

The Bank is a California state-chartered bank and a member and stockholder of the Federal Reserve Bank of San Francisco (“Federal Reserve”). The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the Federal Reserve, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act (“FDIA”) to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;
•	Direct an increase in capital and the maintenance of specific minimum capital ratios;
•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;
•

Enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices;

•	Remove officers and directors and assess civil monetary penalties; and
•	Take possession of and close and liquidate the Bank.

California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. SVB Asset Management and SVB Securities are financial subsidiaries of the Bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2008, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $25.8 million.

Regulatory Capital

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. Qualifying capital is classified depending on the type of capital:

•

“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier 1 capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital. The capital received from the U.S. Treasury under the CPP qualifies as Tier 1 capital.

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of allowance for loan and lease losses.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. The minimum required ratios for bank holding companies and banks are eight percent, four percent and four percent, respectively. Additionally, for SVB Financial to remain a financial holding company, the Bank must at all times be “well-capitalized,” which requires the Bank to have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Moreover, although not a requirement to maintain financial holding company status, maintaining the financial holding company at “well-capitalized” status provides certain benefits to the company, such as the ability to repurchase stock without prior regulatory approval. To be “well-capitalized,” the holding company must at all times have a total risk-based and Tier 1 risk-based capital ratio of at least ten percent and six percent, respectively. There is no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2008, the respective capital ratios of SVB Financial and the Bank exceeded these minimum percentage requirements for “well-capitalized” institutions. See Note 20—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

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

Basel and Basel II Accords

The current risk-based capital guidelines which apply to SVB Financial and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks, and if adopted, must first be complied with in a “parallel run” for two years along with the existing Basel I standards. In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide developments.

In July 2008, the U.S. federal banking agencies issued a proposed rule for banking organizations that do not use the “advanced approaches” under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where U.S. markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. A definitive final rule has not yet been issued. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

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

Restrictions on Dividends

Dividends from the Bank constitute a primary source of cash for SVB Financial. The Bank is subject to various federal and state statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, SVB Financial is restricted from paying cash dividends on our common stock, and from making certain repurchases of equity securities, including common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment in our preferred stock or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties.

Transactions with Affiliates

Transactions between the Bank and its operating subsidiaries (such as SVB Securities or SVB Asset Management) on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Analytics, or an SVB Global entity) are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. More specifically, these restrictions, contained in Federal Reserve Board Regulation W, prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank’s capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition, the Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate. Moreover, covered transactions and other specified transactions by the Bank and its operating subsidiaries with an affiliate must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. An entity that is a direct or indirect subsidiary of the Bank would not be considered to be an “affiliate” of the Bank or its operating subsidiaries for these purposes unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLBA.

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

Premiums for Deposit Insurance

The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through the end of 2009. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks between 12 and 14 cents. The FDIC finalized its proposed rule on risk-based assessments in February 2009 and increased second quarter 2009 assessment rates, with most banks between 12 and 16 cents. It also instituted a special assessment of 20 cents for every $100 of domestic deposits to restore the DIF reserves, and reserved the right to charge an additional special assessment of up to 10 cents for every $100 of domestic deposits, should DIF reserves continue to decline. As of December 31, 2008, the Bank’s assessment rate was between 5 and 7 cents per $100 in assessable deposits.

Beginning on November 13, 2008, banks participating in the TLGP become temporarily subject to “systemic risk special assessments” of 10 basis points for transaction account balances in excess of $250,000 and assessments up to 100 basis points of the amount of TLGP debt issued. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Bank has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for SVB Financial and the Bank.

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

Securities Activities

Federal Reserve’s Regulation R implements exceptions provided in GLBA for securities activities which banks may conduct without registering with the SEC as securities broker or moving such activities to a broker-dealer affiliate. Regulation R provides exceptions for networking arrangements with third-party broker-dealers and authorizes compensation for bank employees who refer and assist retail and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The current securities activities which the Bank and its subsidiaries provide customers are conducted in conformance with these rules and regulations.

Regulation of Certain Subsidiaries

SVB Asset Management is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. SVB Securities is registered as a broker-dealer and is subject to regulation by the SEC and FINRA. As a broker-dealer, it is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, SVB Securities is required to maintain the minimum net capital deemed necessary to meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities.

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

Our business faces significant risks, including current market environment, credit, market/liquidity, operational, legal/regulatory and strategic/reputation risks. The factors described below may not be the only risks we face and are not intended to serve as a comprehensive listing or be applicable only to the category of risk under which they are disclosed. The risks described below are generally applicable to more than one of the following categories of risks. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occurs, our business, financial condition and/or results of operations could suffer.

Risks Relating to Current Market Environment

The continuation or worsening of current market and economic conditions may adversely affect our industry, business, results of operations and ability to access capital.

The United States is currently in a serious economic downturn, as are economies around the world. Financial markets are volatile, business and consumer spending has declined, and overall business activities have slowed, including a slowdown over the past several quarters in mergers, acquisitions and initial public offerings of companies—events upon which the venture capital and private equity community relies to “exit” their investments. If current market and economic conditions persist, our clients will continue to be adversely impacted, as well as our investment returns, valuations of companies and overall levels of venture capital and private equity investments, which may have a material and adverse affect on our business, financial condition and results of operations. A worsening of these conditions could likely exacerbate the adverse affect on us.

As a result of current economic conditions, the capital and credit markets have been experiencing extreme volatility and disruption. SVB Financial depends on access to equity and debt markets as one of its primary sources to raise capital. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recent and future legislation and regulatory initiatives to address current market and economic conditions may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy.

Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as the EESA or the ARRA, may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury and banking regulators have implemented, and likely will continue to implement, various programs under this legislation to address capital and liquidity issues in the banking system, including TARP, the CPP, President Obama’s Financial Stability Plan announced in February 2009, and the ARRA. There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, and the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guaranty Program (“TLGP”), subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

Credit Risks

If our clients fail to perform under their loans, our business, profitability and financial condition could be adversely affected.

As a lender, we face the risk that our client borrowers will fail to pay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, profitability and financial condition. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are dependent to a great extent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience or are otherwise inconsistent or out of pattern with regards to our credit quality assessments. There can be no assurance that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability and financial condition.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for loan losses in any period, which could reduce net income or increase net losses in that period.

Our loan portfolio has a credit profile different from that of most other banking companies. In addition, the credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for emerging-technology, early-stage and mid-stage companies, many of our loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans is dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. In recent periods, due to the overall weakening of the economic environment, venture capital financing activity has slowed, and initial public offerings (“IPOs”) and merger/acquisition (“M&A”) activities have slowed significantly. If economic conditions worsen or do not improve, such activities may slow down even further. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse affect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in our technology and life science industry sectors, a borrower’s financial position can deteriorate rapidly.

Additionally, we may enter into accounts receivable financing arrangements with our company clients. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business. Such third parties may be unable to meet their financial obligations to our clients, especially in a weakened economic environment.

In our portfolio of venture capital and private equity firm clients, many of our clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These limited partner investors may face liquidity issues or have difficulties meeting their financial commitments, especially during unstable economic times, which may lead to our clients’ inability to meet their repayment obligations to us.

Additionally, we have been increasing our efforts to lend to corporate technology clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. At December 31, 2008, our gross loan portfolio included a total of $1.15 billion, or 20.7 percent, of individual loans greater than $20 million. Increasing our larger loan commitments could increase the impact on us of any single borrower default.

For all of these reasons, our level of nonperforming loans, loan charge-offs and additional allowance for loan losses can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans or loan charge-offs may require us to increase our provision for loan losses in any period, which could reduce our net income or cause net losses in that period. Additionally, such increases in our level of nonperforming loans or loan charge-offs may also have an adverse effect on our credit ratings and market perceptions of us.

The borrowing needs of our clients may be volatile, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material effect on our business, profitability, results of operations and reputation.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. At December 31, 2008, we had $5.6 billion in total unfunded credit commitments. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. Or, limited partner investors of our venture capital/private equity fund clients facing liquidity or other financing issues may fail to meet their underlying investment commitments, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients, may have a material adverse effect on our business, profitability, results of operations and reputation.

Additionally, we establish a reserve for unfunded credit commitments to reserve for losses associated with our unfunded credit commitments. The level of the reserve for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our funded loan portfolio. The reserve is based on credit commitments outstanding, credit quality of the loan commitments, and management’s estimates and judgment, and is susceptible to significant changes. There can be no assurance that our reserve for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the reserve in any period may result in a charge to our earnings as a provision for unfunded credit commitments, which could reduce our net income or increase net losses in that period.

Market/Liquidity Risks

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread, or a sustained period of low market interest rates, could have a material adverse effect on our business, profitability or financial condition.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-

earning assets. We fund assets using deposits and other borrowings. While we are increasingly offering more interest-bearing deposit products, a majority of our deposit balances are from our non-interest bearing products. Our interest-earning assets include outstanding loans extended to our clients and securities held in our investment portfolio. Overall, the interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets could be affected by a variety of factors, including changes in market interest rates, competition, a change over time in the mix of loans comprising our loan portfolio or deposits compromising our deposit portfolio and the mix of loans, investment securities, deposits and other liabilities on our balance sheet.

Changes in market interest rates, such as the Federal Funds rate, generally impact our interest rate spread. While changes in interest rates do not produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities because of the composition of our balance sheet, increases in market interest rates will likely cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. Recent decreases in market interest rates have caused our interest rate spread to decline significantly, which reduces our net income. Sustained low levels of market interest rates will likely continue to put pressure on our profitability. Unexpected interest rate declines may also adversely affect our business forecasts and expectations. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies.

Any material reduction in our interest rate spread could have a material adverse effect on our business, profitability and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, equity/debt offerings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a reduction in our credit ratings, an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

Additionally, our credit ratings are important to our liquidity and our business. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, and limit our access to the capital markets. Moreover, a reduction could increase the interest rates we pay on deposits, or adversely affect perceptions about our creditworthiness or our overall reputation.

Equity warrant asset, venture capital and private equity funds and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which are uncertain and may vary materially by period.

We obtain rights to acquire stock in the form of equity warrant assets in certain clients as part of negotiated credit facilities and for other services. We also make investments in venture capital and private equity funds and direct investments in companies. The fair value of these warrants and investments are reflected in our financial statements and adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of our realization of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for initial public offerings, levels of merger and acquisition activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance and future value of portfolio companies. Because of the inherent variability of these financial instruments and the markets in which they are made, the fair market value of these financial instruments might increase or decrease materially, and the net proceeds realized upon disposition might be less than the then-current recorded fair market value.

We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. Additionally, the value of our equity warrant asset portfolio depends on the number of warrants we obtain, and in future periods, we may not be able to continue to obtain such equity warrant assets to the same extent we historically have achieved.

Public equity offerings and mergers and acquisitions involving our clients or a slowdown in venture capital investment levels may reduce the borrowing needs of our clients, which could adversely affect our business, profitability and financial condition.

While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. The current economic conditions reflect a slowdown in such transactions, however if the levels of such transactions were to increase, our total outstanding loans may decline. Moreover, our capital call lines of credit are typically utilized by our venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or lines of credit could have a material adverse effect on our business, profitability and financial condition.

Failure to raise additional funds from third-party investors for our funds managed by SVB Capital may require us to use capital to fund commitments to other funds, which may have a material adverse affect on our business, financial condition and reputation.

From time to time, we form new investment funds through our funds management division, SVB Capital. These funds include funds that invest in other venture capital and private equity funds (which we refer to as funds of funds) and portfolio companies (which we refer to as direct equity funds). Our managed funds are typically structured as limited partnerships, heavily funded by third party limited partners and ultimately managed by us through our SVB Capital division. We typically will also make a commitment of significant capital to each of these funds as a limited partner.

Prior to forming a new fund of funds, SVB Financial has made and may make investment commitments intended for the new fund, in order to show potential investors the types of funds in which the new fund will invest. Until these investments are transferred to the new fund, which typically will occur upon the acceptance of binding commitments from third-party limited partners (the “closing”), these investments are obligations of SVB Financial. If we fail to attract sufficient capital from third-party investors to conduct the closing of a fund of funds, we may be required to permanently allocate capital to these investments when we otherwise had intended them to be temporary obligations. If, under such circumstances, we decide to sell these investments or fail to meet our obligations, we may lose some or all of the capital that has already been deployed and may be subject to legal claims. Any unexpected permanent allocation of capital toward these investments, loss of capital contributed to these investments or legal claims against us could have a material adverse affect on our business and financial condition, as well as our reputation.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose us to credit and market risk that may cause our counterparty or client to default. In addition, we are exposed to market risk when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Operational Risks

If we fail to retain our key employees or recruit new employees, our growth and profitability could be adversely affected.

We rely on key personnel, including a substantial number of employees who have technical expertise in their subject matter area and/or a strong network of relationships with individuals and institutions in the markets we serve. If we were to have less success in recruiting and retaining these employees than our competitors, for reasons including regulatory restrictions on compensation practices (such as those under EESA as amended by the ARRA) or the availability of more attractive opportunities elsewhere, our growth and profitability could be adversely affected.

The manner in which we structure our employee compensation could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit and retain key employees.

In May 2006, in an effort to align our equity grant rate to that of other financial institutions similar to us, we committed to restrict the total number of shares of our common stock issued under stock options, restricted stock awards, restricted stock unit awards, stock bonus awards and any other equity awards granted during a fiscal year as a percentage of the total number of shares outstanding on a prospective basis. In light of this restriction, we may in the future consider taking other actions to modify employee compensation structures, such as granting cash compensation or other cash-settled forms of equity compensation, which may result in an additional charge to our earnings.

How we structure our equity compensation may also have an adverse affect on our ability to attract, recruit and retain key employees. Our decision in May 2006 to reduce equity awards to be granted on a prospective basis, and any other similar changes limiting our equity awards that we may adopt in the future, could negatively impact our hiring and retention strategies. Moreover, current economic conditions have reduced our share price, causing existing employee options and equity awards to have exercise prices higher—in some cases, meaningfully higher—than our current share price. These factors could adversely affect our ability to attract, recruit and retain certain key employees.

The occurrence of breaches of our information security could have a material adverse effect on our business, financial condition and results of operations.

Information pertaining to us and our clients are maintained, and transactions are executed, on our internal networks and internet-based systems, such as our online banking system. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and to maintain our clients’ confidence. Increases in criminal activity levels, advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed systems and processes that are designed to detect and prevent security breaches and periodically test our security, failure to mitigate breaches of security could result in losses to us or our clients, result in a loss of business and/or clients, cause us to incur additional expenses, affect our ability to grow our online services or other businesses, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to provide financial services over the Internet would be severely impeded if clients became unwilling to transmit confidential information online. As a result, our business, financial condition and results of operations could be adversely affected.

We face risks associated with the ability of our information technology systems and our people and processes to support our operations and future growth effectively.

In order to serve our target clients effectively, we have developed a comprehensive array of banking and other products and services. In order to support these products and services, we have developed and purchased or licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse affect on our operations. Or, we may outsource certain operational functions to consultants or other third parties to enhance our overall efficiencies, which if not performed properly, could also have an adverse affect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth and reputation.

Business disruptions and interruptions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition and results of operations.

Our operations can be subject to natural disasters and other external events beyond our control, such as earthquakes, fires, severe weather, public health issues, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or attributable to human beings, could cause severe destruction, disruption or interruption to our operations or property. Financial institutions, such as us, generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business could suffer serious harm. In addition, depending on the nature and duration of the disruption or interruption, we might be vulnerable to fraud, additional expense or other losses, or to a loss of business and/or clients. We are in the process of implementing our business continuity and disaster recovery program, which is a multi-year effort. We began implementing the program during 2005, but it has not yet been completed. There is no assurance that our business continuity and disaster recovery program can adequately mitigate the risks of such business disruptions and interruptions.

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

We rely on third parties, both in the United States and internationally in countries such as India, in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill their obligations to us, to accurately inform us of relevant information and to conduct their activities professionally and in a manner that reflects positively on us. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could harm our business and operations, financial performance, strategic growth or reputation.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to U.S. generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from NASDAQ. This could have an adverse effect on our business, financial condition and results of operations, including our stock price, and could potentially subject us to litigation.

Legal/Regulatory Risks

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the Federal Reserve or the DFI. Federal and state laws and regulations govern, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital, which may affect our ability to use our capital for other business purposes. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and profitability.

If we were to violate international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, profitability and reputation.

International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, NASDAQ, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, regulate broker-dealers, including our subsidiary, SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, profitability and reputation.

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

Overall deterioration in domestic or global economic conditions, especially in the technology, life science, venture capital/private equity and premium wine industry niches or overall financial capital markets, may materially adversely affect our business, growth and profitability. A global, U.S. or significant regional economic slowdown or recession, such as the current economic downturn, could harm us by adversely affecting our clients’ and prospective clients’ access to capital to fund their businesses, their ability to sustain and grow their businesses, the level of funds they have available to maintain deposits, their demand for loans, their ability to repay loans and otherwise.

Concentration of risk increases the potential for significant losses.

Concentration of risk increases the potential for significant losses in our business. Our clients are concentrated by industry niches: technology, life science, venture capital/private equity and premium wine. Many of our client companies are concentrated by certain stages within their life cycles, such as early-stage or mid-stage, and many of these companies are venture capital-backed. Our loan concentrations are derived from our borrowers engaging in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business or results of operations. Due to our concentrations, we may suffer losses even when economic and market conditions are generally favorable for our competitors.

Decreases in the amount of equity capital available to our portfolio companies could adversely affect our business, growth and profitability.

Our core strategy is focused on providing banking products and services to companies, including in particular to emerging technology stage to mid-stage companies, that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” and corporate investors. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have an adverse effect on our business, profitability and growth prospects.

Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, IPO’s or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology, life science and venture capital/private equity industries. Reduced capital markets valuations could reduce the amount of capital available to our client companies, including companies within our technology and life science industry sectors.

Because our business and strategy are largely based on this venture capital/private equity financing framework focused on our particular client niches, any material changes in the framework, including adverse trends in investment or fundraising levels, may have a materially adverse affect on our business, strategy and overall profitability.

We face competitive pressures that could adversely affect our business, profitability, financial condition and future growth.

Other banks and specialty and diversified financial services companies and debt funds, many of which are larger than we are, offer lending, leasing, other financial products and advisory services to our client base. In addition, we compete with hedge funds and private equity funds. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. In other cases, our competitors may offer a broader range of financial products to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, profitability, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, profitability, financial condition and future growth of our non-banking services, including our access to capital and attractive investment opportunities for our funds business and our ability to secure attractive engagements in our investment banking business.

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

One component of our strategy is to expand internationally. To date, we have opened offices in China, India, Israel and the United Kingdom. We plan to expand our operations in those locations and may expand beyond these countries. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, differing technology standards or customer requirements, political and economic risks and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operation and financial condition. In addition, we face risks that our employees may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act and foreign laws and regulations, which could have a material adverse effect on us.

Our business reputation is important and any damage to it could have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the venture capital and private equity communities and the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, or our conduct of our business or otherwise could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. The total square footage of the premises leased under the current lease arrangement is approximately 213,625 square feet. The lease will expire on September 30, 2014, unless terminated earlier.

We currently operate 27 regional offices, including an administrative office, in the United States and five offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park, and Palo Alto. Other regional offices in California include Irvine, Woodland Hills, San Diego, San Francisco, St. Helena, Santa Rosa, and Pleasanton. Office locations outside of California within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; Minnetonka, Minnesota; New York, New York; Morrisville, North Carolina; Beaverton, Oregon; Randor, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Vienna, Virginia; and Seattle, Washington. Our five foreign offices are located in: Shanghai, China; Bangalore and Mumbai, India; Hertzelia Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2014, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period over the years ended December 31, 2008 and 2007, was as follows:

	2008		2007
Three Months Ended:	Low	High	Low	High
March 31	$41.96	$50.82	$46.21	$50.25
June 30	39.68	52.20	47.63	54.13
September 30	42.88	69.90	46.37	54.65
December 31	23.49	63.26	46.61	52.74

Holders

There were 1,026 registered holders of our stock as of January 31, 2009. Additionally, we believe there were approximately 9,733 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

We have not paid cash dividends on our common stock since 1992. Under the terms of our participation in the CPP, we may not, without the prior consent of the Treasury, pay any dividend on our common stock prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock issued to the Treasury have been redeemed in whole or transferred to a third party. Currently, we have no plans to pay, or seek consent from the Treasury to pay, cash dividends on our common stock. Our Board of Directors may periodically evaluate whether to pay cash dividends, subject to the Treasury’s consent and taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, and relevant tax laws. See “Business-Supervision and Regulation—U.S. Treasury Capital Purchase Program” under Part I, Item 1 of this report.

Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation—Restrictions on Dividends” under Part I, Item 1 of this report and Note 20- “Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Stock Repurchases

The following table presents stock repurchases by month during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2008 – October 31, 2008	—	$—	—	$150,000,000
November 1, 2008 – November 30, 2008	—	—	—	150,000,000
December 1, 2008 – December 31, 2008	—	—	—	150,000,000

Total	—	$—	—

(1)	On July 24, 2008, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expires on December 31, 2009. At December 31, 2008, $150.0 million of repurchases remain authorized for repurchase under our stock repurchase program, but subject to restrictions in connection with our participation in the CPP, as described below.

Under the terms of our participation in the CPP, subject to certain exceptions, we may not, without the prior consent of the Treasury, repurchase our common stock or other equity securities, prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock issued to the Treasury have been redeemed in whole or transferred to a third party.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Performance Graph

The following information is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph compares, for the period from December 31, 2003 through December 31, 2008, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor’s 500 (“S&P 500”) Index, (ii) the cumulative total return of the Nasdaq Composite index, and (iii) the cumulative total return of the Nasdaq Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Among SVB Financial Group, the S&P 500 Index, the NASDAQ Stock Market-US Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright ©2009 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2003	2004	2005	2006	2007	2008
SVB Financial Group	$100.00	$124.26	$129.86	$129.25	$139.73	$72.72
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Bank	100.00	111.11	108.64	123.74	97.71	74.73

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Information as of and for the years ended December 31, 2008, 2007 and 2006 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2005 and 2004 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2008	2007	2006	2005	2004
Income Statement Summary:
Net interest income	$372,009	$380,933	$352,457	$299,293	$229,477
(Provision for) recovery of loan losses	(100,713)	(16,836)	(9,877)	(237)	10,289
Noninterest income	156,148	221,384	141,206	117,495	107,774
Noninterest expense excluding impairment of goodwill	(312,887)	(329,265)	(304,069)	(259,860)	(239,920)
Impairment of goodwill	—	(17,204)	(18,434)	—	(1,910)
Minority interest in net losses (income) of consolidated affiliates	19,139	(28,596)	(6,308)	(3,396)	(3,090)

Income before income tax expense	133,696	210,416	154,975	153,295	102,620
Income tax expense	(55,068)	(86,778)	(65,782)	(60,758)	(38,754)

Net income before cumulative effect of change in accounting principle	78,628	123,638	89,193	92,537	63,866
Cumulative effect of change in accounting principle, net of tax	—	—	192	—	—

Net income	$78,628	$123,638	$89,385	$92,537	$63,866

Preferred stock dividend and discount accretion	(707)	—	—	—	—

Net income available to common stockholders	$77,921	$123,638	$89,385	$92,537	$63,866

Common Share Summary:
Earnings per common share—basic, before cumulative effect of change in accounting principle	$2.40	$3.64	$2.57	$2.64	$1.81
Earnings per common share—diluted, before cumulative effect of change in accounting principle	2.29	3.37	2.37	2.40	1.70
Earnings per common share—basic	2.40	3.64	2.58	2.64	1.81
Earnings per common share—diluted	2.29	3.37	2.38	2.40	1.70
Book value per common share	$22.92	$20.71	$18.27	$16.19	$15.07
Weighted average shares outstanding—basic	32,425	33,950	34,681	35,115	35,215
Weighted average shares outstanding—diluted	34,015	36,738	37,615	38,489	37,512

Year-End Balance Sheet Summary:
Investment securities	$1,786,100	$1,602,574	$1,692,343	$2,037,270	$2,054,202
Loans, net of unearned income	5,506,253	4,151,730	3,482,402	2,843,353	2,308,588
Goodwill	4,092	4,092	21,296	35,638	35,638
Total assets	10,020,892	6,692,456	6,081,452	5,541,715	5,145,679
Deposits	7,473,472	4,611,203	4,057,625	4,252,730	4,219,514
Short-term borrowings	62,120	90,000	683,537	279,475	9,820
Long-term debt (1)	1,000,640	875,254	352,465	195,832	196,210
Stockholders’ equity	988,751	676,654	628,514	569,301	541,948

Average Balance Sheet Summary:
Investment securities	$1,338,516	$1,364,461	$1,684,178	$1,984,178	$1,753,920
Loans, net of unearned income	4,633,048	3,522,326	2,882,088	2,368,362	1,951,655
Goodwill	4,092	12,576	27,653	35,638	37,066
Total assets	7,419,752	6,020,117	5,387,435	5,189,777	4,772,909
Deposits	4,896,324	3,962,260	3,921,857	4,166,476	3,905,408
Short-term borrowings	304,896	320,129	400,913	69,499	—
Long-term debt (1)	984,309	665,588	215,966	204,525	212,226
Stockholders’ equity	719,188	669,333	589,206	541,426	495,203

Capital Ratios:
Total risk-based capital ratio	17.58%	16.02%	13.95%	14.75%	16.09%
Tier 1 risk-based capital ratio	12.51	11.07	12.34	12.39	12.75
Tier 1 leverage ratio	13.00	11.91	12.46	11.64	11.17
Average stockholders’ equity to average assets	9.69	11.12	10.94	10.43	10.38

Selected Financial Results:
Return on average assets	1.06%	2.05%	1.66%	1.78%	1.34%
Return on average stockholders’ equity	11.03	18.47	15.17	17.09	12.90
Net interest margin	5.78	7.29	7.38	6.46	5.39
Net charge-offs to average total gross loans	0.87	0.35	0.14	0.04	0.10
Nonperforming assets as a percentage of total assets	0.88	0.14	0.27	0.25	0.29
Allowance for loan losses as a percentage of total gross loans	1.93	1.13	1.22	1.28	1.62

	Year ended December 31,
(Dollars in millions)	2008	2007	2006	2005	2004
Other Data:
Client investment funds:
Client directed investment assets	$11,886	$13,049	$11,221	$8,863	$7,208
Client investment assets under management	5,881	6,422	5,166	3,857	2,678
Sweep money market funds	813	2,721	2,573	2,247	1,351

Total client investment funds	$18,580	$22,192	$18,960	$14,967	$11,237

(1)	Included in our senior and subordinated notes balance are shortcut method adjustments for the corresponding interest rate swap hedges recorded as a component of other assets on the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations below contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See our cautionary language at the beginning of this Annual Report on Form 10-K. Actual results could differ materially because of various factors, including but not limited to those discussed in Item 1A. Risk Factors.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Certain reclassifications have been made to our prior years’ results to conform to 2008 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Overview of Company Operations

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For over 25 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients of all sizes and stages with a diversity of products and services to support them throughout their life cycles.

We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-state chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, private equity investment and equity valuation services, through our subsidiaries and divisions.

Management’s Overview of 2008 Financial Performance

Our primary or “core” business consists of providing banking products and services to our clients in the technology, life science, venture capital/private equity and premium wine industries. The financial services industry faced unprecedented global economic challenges during 2008. Although our business was impacted by the effects of such economic conditions, particularly in late 2008, we believe we achieved strong financial results in 2008, as evidenced by our strong loan and deposit growth.

Our net income in 2008 was $78.6 million, or $2.29 per diluted common share, and our return on average common stockholders’ equity was 11.03 percent. During 2008, market and economic conditions deteriorated, with more rapid deterioration occurring in the fourth quarter of 2008. Dramatic declines in credit conditions in the financial markets have caused widespread illiquidity and elevated levels of volatility, impacting the credit quality of our loan portfolio. The overall weakening of the economic environment caused significant declines in venture capital financial activity, merger and acquisition (“M&A”) activities and initial public offerings (“IPOs”), which resulted in lower valuations and distributions from our investment fund portfolio and lower gains from valuations of our equity warrant assets. Additionally, the Federal Reserve cut interest rates significantly by 400 basis points during 2008, resulting in decreases in our net interest margin and placed significant downward pressure on our client investment fees.

Overall economic conditions, together with recent deterioration in the overall economy, have adversely impacted our results in 2008, and we expect to continue to see the effects in 2009. Despite these conditions, we continued to see exceptional loan and deposit growth in 2008, along with controlled expenses. Highlights of our 2008 financial results included the following:

•	Growth of 31.5 percent in average loans to $4.63 billion from all client industry segments. Period-end loans were $5.51 billion.
•

Growth of 23.6 percent in average deposit balances to $4.90 billion, primarily due to our focus on growing on-balance sheet deposits and our efforts to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products. Period-end deposits were $7.47 billion.

•

Increase of $83.9 million in our provision for loan losses to $100.7 million. Given the economic environment, we maintained relatively good credit quality with net charge-offs as a percentage of average total gross loans of 87 basis points.

•	Decrease of 151 basis points in our net interest margin to 5.78 percent.
•

Decrease of $65.2 million in noninterest income to $156.1 million, primarily due to net losses on investment securities and lower gains on equity warrant assets. Noninterest income from our core fee-based products increased by $15.5 million to $119.7 million.

•

Decrease of $33.6 million in noninterest expense to $312.9 million, primarily due to lower incentive compensation and Employee Stock Ownership Plan (“ESOP”) expenses as a result of actual 2008 annual financial results being below our expectations.

•

Decrease of 260 basis points in our ratio of tangible common equity to tangible assets to 7.52 percent, due largely to the significant increase in total tangible assets as a result of our strong deposit growth.

During 2008, we participated in the U.S. Treasury’s (the “Treasury”) Capital Purchase Program (“CPP”) in the fourth quarter of 2008 whereby we issued $235.0 million in preferred stock and a common stock warrant. This new capital strengthened our already strong capital position, increasing our Tier 1 risk-based capital ratio to 12.51 percent at December 31, 2008, compared to 11.07 percent at December 31, 2007. The issuance of preferred stock requires us to make certain quarterly cash dividend payments, and increases the number of our outstanding preferred shares. The discussions below under our results of operations provide more information on 2008 performance.

The key highlights of our financial performance in 2008 and 2007 were as follows:

	December 31,
(Dollars in thousands, except per share data and ratios)	2008	2007	Change
Average loans, net of unearned income	$4,633,048	$3,522,326	31.5%
Average noninterest-bearing deposits	2,946,907	2,864,153	2.9
Average interest-bearing deposits	1,949,417	1,098,107	77.5
Average total deposits	4,896,324	3,962,260	23.6

Diluted earnings per common share	$2.29	$3.37	(32.0)
Net income	78,628	123,638	(36.4)
Net income available to common stockholders	77,921	123,638	(37.0)
Net interest income	372,009	380,933	(2.3)%
Net interest margin	5.78%	7.29%	(151)	bps
Average SVB prime lending rate	5.13	8.05	(292)	bps
Provision for loan losses	$100,713	$16,836	498.2%
Gross charge-offs as a percentage of average total gross loans	1.02%	0.55%	47	bps
Net charge-offs as a percentage of average total gross loans	0.87	0.35	52	bps

Noninterest income (1)	$156,148	$221,384	(29.5)%
Noninterest expense (2)	312,887	346,469	(9.7)
Return on average common stockholders’ equity	11.03%	18.47%	(40.3)
Return on average assets	1.06	2.05	(48.3)
Tangible common equity to tangible assets (3)	7.52	10.12	(25.7)
Operating efficiency ratio (4)	58.99%	57.40%	2.8
Period end full-time equivalent employees	1,244	1,141	9.0%

Non-GAAP measures:
Non-GAAP operating efficiency ratio (5)	55.33%	56.46%	(2.0)%
Non-GAAP noninterest income, net of minority interest	$164,642	$183,403	(10.2)
Non-GAAP noninterest expense, net of minority interest	301,772	335,788	(10.1)

(1)	Noninterest income included net losses of $(6.6) million and net gains of $35.5 million attributable to minority interests for the years ended December 31, 2008 and 2007, respectively. See “Results of Operations—Noninterest Income” for a description of noninterest income attributable to minority interests.
(2)	Noninterest expense included $11.1 million and $10.7 million attributable to minority interests for the years ended December 31, 2008 and 2007, respectively.
(3)	Tangible common equity consists of total common stockholders’ equity (excluding unrealized gains and losses from our fixed income investments) less acquired intangibles and goodwill. Tangible assets represent total assets (excluding unrealized gains and losses from our fixed income investments) less acquired intangibles and goodwill.
(4)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable equivalent revenue. Noninterest expense included a non-tax deductible loss of $3.9 million related to our cash settlement of the conversion of certain zero-coupon convertible subordinated notes in 2008, as well as a $17.2 million pre-tax goodwill impairment charge in 2007. Noninterest expense also included $11.1 million and $10.7 million attributable to minority interests in 2008 and 2007, respectively.
(5)	The non-GAAP operating efficiency ratio is calculated by dividing noninterest expense (excluding (i) the non-tax deductible $3.9 million loss recorded in 2008 related to our cash settlement of the conversion of certain zero-coupon convertible subordinated notes prior to the notes’ maturity, (ii) goodwill impairment charge of $17.2 million recorded in 2007 and (iii) the portion of noninterest expense attributable to minority interests of $11.1 million and $10.7 million in 2008 and 2007, respectively) by total taxable equivalent income (excluding taxable equivalent (loss) income attributable to minority interests of $(8.0) million and $39.3 million in 2008 and 2007, respectively).

Reconciliation of Certain Financial Results Previously Announced on January 22, 2009

Since the date of our press release of January 22, 2009, announcing our financial results for the fourth quarter and year ended December 31, 2008 (“Press Release”), we have decreased net income for the fourth quarter and year ended December 31, 2008 by $1.2 million. This decrease in net income was due to an increase in our allowance for loan losses as of December 31, 2008, which has impacted our provision for loan losses, incentive compensation expense, income tax expense, overall net income and earnings per share, as well as certain ratios including earnings and asset quality ratios. The following table highlights certain revised items related to this change in our overall consolidated statements of income and balance sheets for the fourth quarter and year ended December 31, 2008:

	Three months ended December 31, 2008		Year ended December 31, 2008
(Dollars in thousands, except EPS)	As reported in Press Release	As reported in 10-K report	As reported in Press Release	As reported in 10-K report
INCOME STATEMENT
Provision for loan losses	$67,257	$70,957	$97,013	$100,713
Compensation and benefits expense	24,977	23,877	178,415	177,315
Net income	3,638	2,422	79,844	78,628
Net income available to common stockholders	2,931	1,715	79,137	77,921
Earnings per common share—diluted	0.09	0.05	2.33	2.29
BALANCE SHEET
Allowance for loan losses	$103,696	$107,396	$103,696	$107,396
Total assets	10,023,208	10,020,892	10,023,208	10,020,892

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our financial condition and results of operations. We have identified seven policies as being critical because they require our management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Our senior management has discussed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our marketable investment securities, non-marketable investment securities and derivatives are financial instruments recorded at fair value on a recurring basis. We disclose our method and approach for fair value measurements of assets and liabilities in Note 19—“Fair Value Instruments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price”) in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

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

Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2

Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Assets and liabilities utilizing Level 2 inputs include: U.S. Treasury and agency securities, investment-grade and high-yield corporate bonds, mortgage products, state and municipal obligations, and Over-the-Counter (“OTC”) derivative instruments and equity warrant assets for shares of public company capital stock.

Level 3

Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Assets utilizing Level 3 inputs include: limited partnership interests in private equity funds, direct equity investments in private companies, and equity warrant assets for shares of private company capital stock.

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

At December 31, 2008, approximately 18.2 percent of our total assets, or $1.82 billion, consisted of financial assets recorded at fair value on a recurring basis. Of these assets, 79.8 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 20.2 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. Almost all of our financial assets valued using Level 3 measurements at December 31, 2008 represented non-marketable securities. At December 31, 2008, 0.4 percent of total liabilities, or $32.6 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs. There were no material transfers in or out of Level 3 during 2008. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring that models that provide values used in financial statements be validated by qualified personnel and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

As of December 31, 2008, our available-for-sale investment portfolio, consisting primarily of U.S. agency debentures, investment grade mortgage securities and municipal bonds and notes, represented $1.32 billion, or 72.3 percent of our portfolio of assets measured at fair value on a recurring basis. These instruments were classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available-for-sale fixed-income investment securities portfolio consisted primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the fixed-income investment portfolio are reviewed and monitored on an ongoing basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at December 31, 2008 totaled $693.1 million, of which $593.1 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at December 31, 2008 totaled $83.5 million, all of which was unused. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At December 31, 2008, we had not borrowed against our repurchase lines.

Financial assets valued using Level 3 measurements consist primarily of our investments in venture capital and private equity funds, direct equity investments in privately held companies and certain investments made by our consolidated sponsored debt fund. These funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Assets valued using Level 3 measurements also include equity warrant assets in shares of private company capital stock.

During 2008, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value decreases totaling $6.3 million primarily due to lower valuations in underlying fund investments in our private equity funds. Realized gains related to the Level 3 assets in 2008 of $15.8 million related primarily to gains from distributions from private equity funds as well as gains on sale and exercises of equity warrant assets.

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

Non-Marketable Securities

Non-marketable securities include investments in funds of funds, co-investment funds, sponsored debt funds, direct equity investments in companies and low income housing tax credit funds. Our accounting for investments in non-marketable securities depends on several factors, including our level of ownership/control and the legal structure of our subsidiary making the investment. Based on these factors, we account for our non-marketable securities using one of three different methods: (i) investment company fair value accounting; (ii) equity method accounting; or (iii) cost method accounting. Our non-marketable securities carried under investment company fair value accounting include amounts that are attributable to minority interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities.

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

We consider our accounting policy for our non-marketable securities to be critical because the valuation of our non-marketable securities is subject to management judgment and information reasonably available to us. The inherent uncertainty in the process of valuing securities for which a ready market is unavailable may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. Our valuation process incorporates financial information of certain investments, such as our venture capital and private equity fund investments, that are typically reported to us on a quarterly lag basis, which could result in materially significant differences in the investment values that could have been derived had current financial information been available on a timelier basis. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in their carrying value, thereby possibly requiring an impairment charge in the future. There can be no assurances that we will realize the full value of our non-marketable securities, which could result in significant losses.

Derivative Assets—Equity Warrant Assets for Shares of Privately- and Publicly-held Companies

As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. Equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. At December 31, 2008, our equity warrant assets totaled $43.7 million, compared to $31.3 million at December 31, 2007.

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
•

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on guidelines for publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. A total of six such indices were used. The volatility assumption was based on the median volatility for an individual public company within an index for the past 16 quarters from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2008 was 45.5%, compared to 39.7% at December 31, 2007.

•

Actual data on cancellations and exercises of our equity warrant assets was utilized as the basis for determining the expected remaining life of the equity warrant assets in each financial reporting period. Equity warrant assets may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. This assumption reduced the reported value of the warrant portfolio by $17.5 million at December 31, 2008, compared to a reduction of $11.8 million at December 31, 2007.

•

The risk-free interest rate was derived from the U.S. Treasury yield curve. The risk-free interest rate was calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2008 was 0.9%, compared to 3.2% at December 31, 2007.

•	Other adjustments, including a marketability discount, were estimated based on management’s judgment about the general industry environment.

The fair value of our equity warrant assets recorded on our balance sheets represents our best estimate of the fair value of these instruments. Changes in the above material assumptions may result in significantly different valuations. For example, the following table demonstrates the effect of changes in the risk-free interest rate and volatility assumptions on the valuation of equity warrant assets held by SVB Financial Group active at December 31, 2008 (1):

	Volatility Factor
(Dollars in millions)	10% Lower (41.0%)	Current (45.5%)	10% Higher (50.1%)
Risk Free Interest Rate:
Less 50 basis points	$39.5	$42.7	$45.9
Current rate (0.9%)	40.2	43.3	46.5
Plus 50 basis points	40.8	44.0	47.1

(1)	The above table does not include equity warrant assets at December 31, 2008 held by Partners for Growth, LP, which were valued at $0.3 million, based on 47.4% volatility and a 0.8% risk-free interest rate.

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

Allowance for Loan Losses

At December 31, 2008, our allowance for loan losses totaled $107.4 million, compared to $47.3 million at December 31, 2007. The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at a balance sheet date.

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

We apply macro allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These macro allocations are based upon management’s assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our macro allocation. Based on management’s prediction or estimate of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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

Reserve for Unfunded Credit Commitments

The level of the reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimable losses associated with our unfunded credit commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments may also include certain macro allocations as deemed appropriate by management. Our reserve for unfunded credit commitments totaled $14.7 million and $13.4 million at December 31, 2008 and 2007 respectively, and is reflected in other liabilities on our balance sheet.

Share-Based Compensation

Our share-based compensation expense totaled $13.6 million, $14.9 million and $21.3 million in 2008, 2007 and 2006, respectively. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), we measure compensation expense for all employee share-based payment awards using a fair value based method, reduced by estimated award forfeitures, and record such expense in our consolidated statements of income.

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

We performed a sensitivity analysis of the impact of increasing and decreasing expected volatility by 10% as well as the impact of increasing and decreasing the weighted average expected life by one year. We performed this analysis on the stock options granted in 2008. The following table shows the impact of these changes on our stock option expense for the options granted in 2008:

(Dollars in thousands)	2008
Actual stock option expense for 2008 grants	$5,453
Stock option expense increase (decrease) under the following assumption changes:
Volatility decreased by 10% (25.7% to 15.7%)	(1,470)
Volatility increased by 10% (25.7% to 35.7%)	1,499
Average life decreased by 1 year	(746)
Average life increased by 1 year	698

Income Taxes

We are subject to income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which we operate. Our income tax expense totaled $55.1 million and $86.8 million in 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

Please refer to the discussion of our recent accounting pronouncements in Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Results of Operations

Net Interest Income and Margin (Fully Taxable Equivalent Basis)

Net interest income is defined as the difference between interest earned primarily on loans, investment securities, federal funds sold, securities purchased under agreements to resell and other short-term investment securities, and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0 percent.

Net Interest Income (Fully Taxable Equivalent Basis)

Net interest income decreased by $7.9 million to $374.3 million in 2008, compared to $382.2 million in 2007. The decrease in net interest income was primarily the result of decreases in yields earned on interest-earning assets, partially offset by decreases in the cost of our total funding sources.

The main factors affecting interest income and interest expense between 2008 and 2007 are discussed below:

•	Interest income for 2008 decreased by $2.9 million primarily due to:

•	A $5.2 million decrease in interest income on short-term investments, primarily driven by declining short-term market interest rates in late 2007 and throughout 2008.

This decrease was partially offset by a $2.3 million increase in interest income from our loan portfolio driven principally by an increase in average loans of $1.11 billion. This growth was driven primarily by increased loan growth from all client industry segments, with particularly strong growth in loans to software clients, venture capital funds for capital calls, life science clients, and loans to individual clients of SVB Private Client Services. The impact of increased loan balances was partially offset by a 241 basis point decrease in loan yields due primarily to decreases totaling 325 basis points in our prime-lending rate during 2008 in response to certain Federal Fund rate decreases, as well as the full year effect of decreases totaling 100 basis points during the latter half of 2007. While the Federal Reserve cut rates by 400 basis points in 2008, our net interest margin decreased by only 151 basis points. Our average prime-lending rate was 5.13 percent in 2008, compared to 8.05 percent in 2007. Our prime-lending rate at December 31, 2008 was 4.00 percent, compared to 7.25 percent at December 31, 2007.

•	Interest expense for 2008 increased by $5.0 million primarily due to:

•	An increase in interest expense of $10.6 million from all interest-bearing deposits, primarily due to an $851.3 million, or 77.5 percent, increase in average interest-bearing deposits as a result of our focus on growing on-balance sheet deposits. This increase was driven by growth from all our interest-bearing deposit products, with particularly strong growth from our money market deposit product for early stage clients introduced in May 2007 and our sweep deposit product introduced in late October 2007, both of which we introduced to provide funding for our loan growth. In 2008, the average balance of our early stage money market deposit product was $486.4 million and interest expense was $7.6 million, compared to $118.7 million and $4.1 million, respectively, for 2007. The average balance of our sweep deposit product in 2008 was $375.6 million and interest expense was $5.9 million, compared to $8.3 million and $0.3 million, respectively, in 2007.

•

An increase of $4.6 million from long-term debt, primarily due to an increase in average long-term debt balances, partially offset by a decrease in average interest rates. Average long-term debt increased by $318.7 million to $984.3 million in 2008, compared to $665.6 million in 2007, due to the full year effect of our issuance of $500 million in senior and subordinated notes in May 2007 and due to our issuance of $250 million in 3.875% convertible senior notes (“2008 Convertible Notes”) in April 2008, which was used to redeem our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”), which matured in June 2008. Average interest rates on long-term debt decreased due to lower London Interbank Offered Rates (“LIBOR”) rates associated with interest rate swap agreements on the senior and subordinated notes as well as the junior subordinated debt.

These increases were partially offset by a $10.2 million decrease in interest expense from short-term borrowings, primarily due to declining short-term market interest rates. Our average cost of short-term borrowings decreased to 2.21 percent in 2008, compared to 5.29 percent in 2007.

Net interest income increased by $28.1 million to $382.2 million in 2007, compared to $354.1 million in 2006. The increase in net interest income was the result of a $445.6 million, or 9.3 percent increase in average balances of our interest-earning assets, partially offset by a $331.0 million, or 18.9 percent increase in the average balances of our interest-bearing liabilities.

The main factors affecting interest income and interest expense between 2007 and 2006 are discussed below:

•	Interest income for 2007 increased by $55.4 million due to:

•

A $62.9 million increase in interest income from our loan portfolio driven principally by an increase in average loans of $640.2 million. The impact of increased loan balances was partially offset by a 10 basis point decrease in loan yields due primarily to decreases totaling 100 basis points in our prime-lending rate during the latter half of 2007 in response to Federal Reserve rate cuts.

•	A $6.7 million increase in interest income on short-term investments primarily due to growth in average balances of these investments.

These increases were partially offset by a $14.2 million decrease in interest income on investment securities due principally to a decrease in our portfolio balances from scheduled maturities.

•	Interest expense for 2007 increased by $27.3 million due to:

•

A $27.1 million increase in interest expense from long-term debt, primarily due to an increase in average long-term debt balances. Average long-term debt increased by $449.6 million to $665.6 million in 2007, compared to $216.0 million in 2006, primarily due to the issuance of $500 million in senior and subordinated notes in May 2007 and the utilization of $150 million of long-term Federal Home Loan Bank (“FHLB”) advances beginning in the fourth quarter of 2006.

•

A $4.4 million increase in interest expense from interest-bearing deposits, primarily due to an increase in yields of 43 basis points from 0.78 percent in 2006 to 1.21 percent in 2007. This increase was primarily due to the introduction of our money market deposit product for early stage clients and our sweep deposit product in 2007, both of which bear higher yields compared to our other deposit products.

These increases were partially offset by a $4.2 million decrease in interest expense from short-term borrowings, primarily due to an $80.8 million decrease in average balances of short-term borrowings to $320.1 million in 2007, compared to $400.9 million in 2006.

Analysis of Interest Changes Due to Volume and Rate (Fully Taxable Equivalent Basis)

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change”. Changes in our prime-lending rate also impact the yields on our loans, and, to a certain extent, our interest-bearing deposits. The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the years indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2008 Compared to 2007			2007 Compared to 2006
	Year Ended December 31, Increase (Decrease) Due to Change in			Year Ended December 31, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$3,708	$(8,952)	$(5,244)	$6,208	$519	$6,727
Investment securities	(211)	292	81	(15,242)	1,003	(14,239)
Loans	74,263	(71,974)	2,289	65,808	(2,906)	62,902

Increase (decrease) in interest income, net	77,760	(80,634)	(2,874)	56,774	(1,384)	55,390

Interest expense:
NOW deposits	51	44	95	(6)	(7)	(13)
Regular money market deposits	—	291	291	(545)	666	121
Bonus money market deposits	4,400	(706)	3,694	75	3,190	3,265
Foreign money market deposits	161	—	161	—	—	—
Time deposits	677	97	774	42	681	723
Sweep deposits	5,788	(159)	5,629	284	—	284
Short-term borrowings	(770)	(9,406)	(10,176)	(4,270)	61	(4,209)
Zero-coupon convertible subordinated notes	(497)	29	(468)	5	7	12
3.875% convertible senior notes	8,669	—	8,669	—	—	—
Junior subordinated debentures	77	(933)	(856)	43	150	193
Senior and subordinated notes	7,819	(7,033)	786	19,619	—	19,619
Other long-term debt	(319)	(3,251)	(3,570)	7,323	(47)	7,276

Increase (decrease) in interest expense, net	26,056	(21,027)	5,029	22,570	4,701	27,271

Increase (decrease) in net interest income	$51,704	$(59,607)	$(7,903)	$34,204	$(6,085)	$28,119

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin was 5.78 percent in 2008, compared to 7.29 percent in 2007 and 7.38 percent in 2006. The decrease in net interest margin in 2008 was primarily due to decreases in yields on our loan portfolio resulting from reductions in our prime-lending rate, which we lowered in response to certain Federal Reserve rate cuts in late 2007 and throughout 2008. Although the Federal Reserve cut rates by 400 basis points in 2008, our net interest margin decreased by only 151 basis points. The decrease in net interest margin in 2008 was also attributable to increases in rates paid on deposits due primarily to our two interest-bearing deposit products introduced in 2007, partially offset by decreases in rates paid on our short-term borrowings and interest rate swap agreements on selective long-term debt.

The decrease in net interest margin in 2007 was primarily due to decreases in yields of our loan portfolio as well as increases in rates paid on our interest-bearing liabilities from the issuance of long-term debt in May 2007 and utilization of long-term FHLB advances, as well as the introduction of two interest-bearing deposit products, partially offset by decreases in short-term borrowings and increases in yields from our short-term investments portfolio.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2008, 2007 and 2006.

	Year ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$507,365	$12,572	2.48%	$357,673	$17,816	4.98%	$232,634	$11,089	4.77%
Investment securities:
Taxable	1,235,179	58,466	4.73	1,310,595	61,303	4.68	1,615,807	74,523	4.61
Non-taxable (2)	103,337	6,555	6.34	53,866	3,637	6.75	68,371	4,656	6.81
Total loans, net of unearned income (3)	4,633,048	364,192	7.86	3,522,326	361,903	10.27	2,882,088	299,001	10.37

Total interest-earning assets	6,478,929	441,785	6.82	5,244,460	444,659	8.48	4,798,900	389,269	8.11

Cash and due from banks	281,007			276,352			242,305
Allowance for loan losses	(54,982)			(43,654)			(38,808)
Goodwill	4,092			12,576			27,653
Other assets (4)	710,706			530,383			357,385

Total assets	$7,419,752			$6,020,117			$5,387,435

Funding sources:
Interest-bearing liabilities:
NOW deposits	$46,339	$233	0.50%	$35,020	$138	0.39%	$36,999	$151	0.41%
Regular money market deposits	152,568	2,087	1.37	152,550	1,796	1.18	210,933	1,675	0.79
Bonus money market deposits	969,421	11,697	1.21	577,977	8,003	1.38	569,122	4,738	0.83
Foreign money market deposits	11,570	161	1.39	—	—	—	—	—	—
Time deposits	393,963	3,838	0.97	324,250	3,064	0.94	318,855	2,341	0.73
Sweep deposits	375,556	5,913	1.57	8,310	284	3.42	—	—	—

Total interest-bearing deposits	1,949,417	23,929	1.23	1,098,107	13,285	1.21	1,135,909	8,905	0.78
Short-term borrowings	304,896	6,746	2.21	320,129	16,922	5.29	400,913	21,131	5.27
Zero-coupon convertible subordinated notes	70,481	473	0.67	148,877	941	0.63	148,002	929	0.63
3.875% convertible senior notes	182,650	8,669	4.75	—	—	—	—	—	—
Junior subordinated debentures	53,093	2,548	4.80	50,894	3,404	6.69	50,223	3,211	6.39
Senior and subordinated notes	531,523	20,405	3.84	313,148	19,619	6.27	—	—	—
Other long-term debt	146,562	4,712	3.22	152,669	8,282	5.42	17,741	1,006	5.67

Total interest-bearing liabilities	3,238,622	67,482	2.08	2,083,824	62,453	3.00	1,752,788	35,182	2.01
Portion of noninterest-bearing funding sources	3,240,307			3,160,636			3,046,112

Total funding sources	6,478,929	67,482	1.04	5,244,460	62,453	1.19	4,798,900	35,182	0.73

Noninterest-bearing funding sources:
Demand deposits	2,946,907			2,864,153			2,785,948
Other liabilities	221,348			191,466			115,516
Minority interest in capital of consolidated affiliates	293,687			211,341			143,977
Stockholders’ equity	719,188			669,333			589,206
Portion used to fund interest-earning assets	(3,240,307)			(3,160,636)			(3,046,112)

Total liabilities, minority interest and stockholders’ equity	$7,419,752			$6,020,117			$5,387,435

Net interest income and margin		$374,303	5.78%		$382,206	7.29%		$354,087	7.38%

Total deposits	$4,896,324			$3,962,260			$3,921,857

Reconciliation to reported net interest income:
Adjustment for tax-equivalent basis		(2,294)			(1,273)			(1,630)

Net interest income, as reported		$372,009			$380,933			$352,457

(1)	Includes average interest-earning deposits in other financial institutions of $99.1 million, $52.9 million and $31.0 million in 2008, 2007 and 2006, respectively.
(2)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent for all years presented.
(3)	Nonaccrual loans are reflected in the average balances of loans, and related income, if recognized, is included in interest income.
(4)	Average investment securities of $380.8 million, $250.8 million and $151.2 million in 2008, 2007 and 2006, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. For a more detailed discussion of credit quality and the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “—Consolidated Financial Condition—Credit Quality and the Allowance for Loan Losses” under Part II, Item 7 in this report. The following table summarizes our provision for loan losses for the year ended December 31, 2008, 2007 and 2006, respectively:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Allowance for loan losses, beginning balance	$47,293	$42,747	$36,785
Provision for loan losses	100,713	16,836	9,877
Gross loan charge-offs	(47,815)	(19,378)	(14,065)
Loan recoveries	7,205	7,088	10,150

Allowance for loan losses, ending balance	$107,396	$47,293	$42,747

Provision as a percentage of period-end total gross loans	1.81%	0.40%	0.28%
Gross charge-offs as a percentage of average total gross loans	1.02	0.55	0.48
Net charge-offs as a percentage of average total gross loans	0.87	0.35	0.14
Allowance for loan losses as a percentage of period-end total gross loans	1.93	1.13	1.22
Period-end total gross loans	$5,551,636	$4,178,098	$3,509,560
Average total gross loans	4,666,025	3,547,333	2,904,129

Our provision for loan losses increased by $83.9 million to $100.7 million in 2008, compared to $16.8 million in 2007. Our provision for 2008 included $40.6 million for net charge-offs, $23 million in reserves for HRJ Capital, L.L.C. and its affiliates (“HRJ”) credit facilities, and $6 million in specific reserves related to other loans. The remaining reflects the need for increased reserves for the overall loan portfolio due to two factors: (i) the deterioration in the macroeconomic environment and its expected impact on our loan portfolio; and (ii) the increase in actual loans outstanding. As a result, our allowance for loan losses increased from 1.13 percent of total gross loans at December 31, 2007 to 1.93 percent at December 31, 2008. Our assessment for impairment and resulting specific reserves for the HRJ loan facilities considers all available relevant information known to the Company and incorporates a range of values for the assets of HRJ. We consider our allowance for loan losses of $107.4 million adequate to cover credit losses inherent in the loan portfolio at December 31, 2008.

Gross charge-offs of $47.8 million in 2008 came primarily from our early-stage client portfolio, as well as from a single software client and certain HRJ loan facilities.

The increase in provision of $7.0 million in 2007, compared to 2006 was primarily due to the growth in our loan portfolio, partially offset by a decrease in our allowance for loan losses as a percentage of total gross loans.

Noninterest Income

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Client investment fees	$50,498	$51,794	(2.5)%	$44,345	16.8%
Foreign exchange fees	33,106	25,750	28.6	21,045	22.4
Deposit service charges	24,110	15,554	55.0	10,159	53.1
Gains on derivative instruments, net	18,505	23,935	(22.7)	17,949	33.4
Letters of credit and standby letters of credit income	12,006	11,115	8.0	9,943	11.8
Corporate finance fees	3,640	14,199	(74.4)	11,649	21.9
(Losses) gains on investment securities, net	(14,777)	46,724	(131.6)	2,551	—
Other	29,060	32,313	(10.1)	23,565	37.1

Total noninterest income	$156,148	$221,384	(29.5)%	$141,206	56.8%

Included in net income is income and expense that are attributable to minority interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds where we own significantly less than 100%. We also recognize, as part of equity valuation business through SVB Analytics, the results of eProsper, of which we own 65%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Minority Interest in Net Loss (Income) of Consolidated Affiliates” on our statements of income. Our net income includes only the portion of income or loss that is attributable to our ownership interest. The non-GAAP tables presented below, for noninterest income, net gains on derivative instruments, net (losses) gains on investment securities and noninterest expense, all exclude minority interest. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of minority interest:

	Year ended December 31,
Non-GAAP noninterest income, net of minority interest (Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
GAAP noninterest income	$156,148	$221,384	(29.5)%	$141,206	56.8%
Less: (losses) income attributable to minority interests, including carried interest	(8,494)	37,981	(122.4)	9,903	283.5

Non-GAAP noninterest income, net of minority interest	$164,642	$183,403	(10.2)%	$131,303	39.7%

Client Investment Fees

We offer a variety of investment products on which we earn fees. These products include sweep money market funds, money market mutual funds, overnight repurchase agreements and fixed income securities available through client-directed accounts and fixed income management services offered through SVB Asset Management, our investment advisory subsidiary.

Client investment fees were $50.5 million in 2008, compared to $51.8 million in 2007 and $44.3 million in 2006. The decrease of $1.3 million in 2008 was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets. During the fourth quarter of 2008, we made a decision to discontinue offering a third party off-balance sheet sweep product, primarily due to our decision to utilize our own on-balance sheet sweep product introduced in 2007. In addition, we continue to face challenges in growing off-balance sheet funds due to the success of our new on-balance sheet deposit products, as well as the significant decline of initial public offerings (“IPO”), resulting in less client funds available for investment. This decrease was partially offset by growth in average client investment funds from our later-stage technology clients, as well as an increase in deposits from venture capital and other private equity clients in the first half of 2008. Based on the expectation of continued lower margins on certain client investment products, as well as our decision to discontinue offering a third party off-balance sheet sweep product, we expect to continue to see declining client investment fees in 2009.

The increase of $7.5 million in 2007 from 2006 was attributable to the growth in average client investment funds, with particularly strong growth in our overnight repurchase agreements as a result of increased deposits from our venture capital/private equity clients, as well as an increase in the number of managed portfolios within our client investment assets under management, as a result of increased deposits from our later-stage technology clients. The following table summarizes average client investment funds for 2008, 2007 and 2006:

	Year ended December 31,
(Dollars in millions)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Client directed investment assets (1)	$12,800	$12,356	3.6%	$10,605	16.5%
Client investment assets under management	6,217	5,651	10.0	4,364	29.5
Sweep money market funds	2,573	2,427	6.0	2,260	7.4

Total average client investment funds (2)	$21,590	$20,434	5.7%	$17,229	18.6%

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third party financial institutions.

Period-end total client investment funds were $18.6 billion at December 31, 2008, compared to $22.2 billion at December 31, 2007, and $19.0 billion at December 31, 2006.

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency exchange on behalf of our clients. Foreign exchange fees were $33.1 million in 2008, compared to $25.8 million in 2007 and $21.0 million in 2006. The increase in foreign exchange fees in 2008 was primarily due to increased client trading activity. While commissioned notional volumes remained stable at $6.15 billion in 2008, compared to $6.13 billion in 2007, a substantially higher proportion of that volume came from trades with notional amounts less than $1 million in 2008, which carry comparatively higher commission rates.

The increase in foreign exchange fees in 2007 reflected higher notional volumes of $6.13 billion in 2007, compared to $4.14 billion in 2006.

Deposit Service Charges

Deposit service charges were $24.1 million in 2008, compared to $15.6 million in 2007 and $10.2 million in 2006. The increase in 2008 was primarily attributable to a decrease in the earnings credit rate related to decreases in short-term market interest rates.

The increase in 2007, compared to 2006, was primarily attributable to a decrease in the earnings credit rate, as well as an increase in fee rates and in the volume of transactions.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for 2008, 2007, and 2006 is as follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Gains (losses) on foreign exchange forward contracts, net (1)	$9,418	$958	883.1%	$(219)	(537.4)%
Change in fair value of interest rate swap (2)	(1,856)	(499)	271.9	(3,630)	(86.3)
Gains on covered call options, net (3)	402	—	—	—	—
Equity warrant assets:
Gains on exercise, net	7,188	18,690	(61.5)	11,495	62.6
Change in fair value (4):
Cancellations and expirations	(2,574)	(2,643)	(2.6)	(3,963)	(33.3)
Other changes in fair value	5,927	7,429	(20.2)	14,266	(47.9)

Total net gains on equity warrant assets (5)	10,541	23,476	(55.1)	21,798	7.7

Total gains on derivative instruments, net	$18,505	$23,935	(22.7)%	$17,949	33.4%

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients and the change in the fair value of foreign exchange forward contracts to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(2)	Represents the change in the fair value hedge of the hedging relationship from the interest rate swap agreement related to our junior subordinated debentures. In December 2008, our counterparty called this swap for settlement in January 2009. As a result we de-designated the swap as a hedging instrument in December 2008. Please refer to the discussion of our interest rate swap agreement related to our junior subordinated debentures in Note 13—“Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 in this report.
(3)	Represents net gains on covered call options held by one of our sponsored debt funds.
(4)	At December 31, 2008, we held warrants in 1,307 companies, compared to 1,179 companies at December 31, 2007 and 1,287 companies at December 31, 2006.
(5)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the consolidated statements of income under the caption “Minority Interest in Net Loss (Income) of Consolidated Affiliates”.

Gains on derivative instruments, net, were $18.5 million in 2008, compared to $23.9 million in 2007 and $17.9 million in 2006. The decrease of $5.4 million in 2008 was primarily due to lower gains on exercises of equity warrant assets, lower gains from valuations of our equity warrant assets and higher losses associated with the fair value hedge agreement for our junior subordinated debentures. These decreases were partially offset by higher net gains from changes in the fair value of foreign exchange forward contracts. Net gains from foreign exchange forward contracts in 2008 included $5.2 million in net gains from changes in the fair value of foreign exchange forward contracts, used to offset net losses of $7.6 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

The lower gains on exercise of equity warrant assets in 2008, compared to 2007, reflect the impact of the slowdown of mergers and acquisitions (“M&A”) and IPO activity as we typically exercise equity warrants upon such “exit” events of the issuing client companies. The changes in the fair value of equity warrant assets for 2008 were primarily attributable to positive changes in the value of the issuing client companies’ stock, as well as from gains due to changes in the volatility of market-comparable public companies, partially offset by losses due to changes in the risk-free interest rate of the equity warrant assets. Our methodology used to calculate the fair value of equity warrant assets has been applied consistently. Despite the economic conditions during 2008, we continued to take a considerable number of warrants from new clients. In 2008, we took warrants from 343 new clients, compared to 186 new clients in 2007.

The increase of $6.0 million in 2007, compared to 2006, was primarily due to gains on exercises of equity warrant assets arising from M&A activities by certain issuing client companies and lower losses associated with the fair value hedge agreement for our junior subordinated debentures. These increases were partially offset by lower gains recognized from valuation adjustments of our equity warrant assets.

The following table provides a summary of non-GAAP net gains on derivative instruments, net of minority interest:

	Year ended December 31,
Non-GAAP net gains on derivative instruments, net of minority interest (Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
GAAP net gains on derivative instruments	$18,505	$23,935	(22.7)%	$17,949	33.4%
Less: income attributable to minority interests (1)	231	1,070	(78.4)	4,297	(75.1)

Non-GAAP net gains on derivative instruments, net of minority interest	$18,274	$22,865	(20.1)%	$13,652	67.5%

(1)	Represents gains recognized from the exercise of warrants held by one of our sponsored debt funds.

Corporate Finance Fees

Corporate finance fees were $3.6 million in 2008, compared to $14.2 million in 2007 and $11.6 million in 2006. The decrease in 2008 was a result of the decision to cease operations in July 2007. The $3.6 million in fees represents the completion of all remaining client transactions at SVB Alliant as of March 31, 2008.

The increase in 2007, compared to 2006, was primarily a result of higher income from success fees recognized at SVB Alliant driven by the completion of larger-sized deals.

(Losses) Gains on Investment Securities, Net

We experience variability in the performance of our consolidated investment funds from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. The valuation of our consolidated investment funds continued to be affected by a more discerning venture capital environment, declining M&A activity among our portfolio companies and a significant decline in IPO’s in 2008. The net losses in 2008 were primarily due to the effects of the continued downturn in the economy and pressures on valuations for venture capital investments and portfolio companies. As a result, we saw more unrealized losses due to lower valuations and lower realized gains in 2008, compared to 2007. Realized gains from our investment securities are due primarily to net gains from distributions and liquidity events. In 2008, we experienced realized losses in our “other” investments due to sales of our marketable equity securities, which are publicly traded shares acquired upon exercise of equity warrant assets. In 2006, realized losses in our “other” investments were from the sale of certain available-for-sale securities. The following tables provide a summary of net (losses) gains on investment securities for 2008, 2007 and 2006:

	Year ended December 31, 2008
(Dollars in thousands)	Managed Co-Investment Funds	Managed Funds Of Funds	Sponsored Debt Funds	Other	Total
Unrealized (losses) gains	$1,527	$(13,080)	$(8,968)	$(93)	$(20,614)
Realized gains (losses)	1,136	7,342	1,158	(3,799)	5,837

Total (losses) gains on investment securities, net	$2,663	$(5,738)	$(7,810)	$(3,892)	$(14,777)

Less: (losses) income attributable to minority interests, including carried interest	2,183	(6,227)	(4,885)	—	(8,929)

Non-GAAP net (losses) gains on investment securities, net of minority interest	$480	$489	$(2,925)	$(3,892)	$(5,848)

	Year ended December 31, 2007
(Dollars in thousands)	Managed Co-Investment Funds	Managed Funds Of Funds	Sponsored Debt Funds	Other	Total
Unrealized gains (losses)	$1,861	$10,412	$10,800	$—	$23,073
Realized gains (losses)	(2,025)	19,730	4,324	1,622	23,651

Total gains (losses) on investment securities, net	$(164)	$30,142	$15,124	$1,622	$46,724

Less: income (losses) attributable to minority interests, including carried interest	(129)	26,807	8,771	—	35,449

Non-GAAP net gains (losses) on investment securities, net of minority interest	$(35)	$3,335	$6,353	$1,622	$11,275

	Year ended December 31, 2006
(Dollars in thousands)	Managed Co-Investment Funds	Managed Funds Of Funds	Sponsored Debt Funds	Other	Total
Unrealized gains (losses)	$(261)	$(353)	$113	$—	$(501)
Realized gains (losses)	(36)	6,091	764	(3,767)	3,052

Total gains (losses) on investment securities, net	$(297)	$5,738	$877	$(3,767)	$2,551

Less: income (losses) attributable to minority interests	(265)	5,059	238	—	5,032

Non-GAAP net (losses) gains on investment securities, net of minority interest	$(32)	$679	$639	$(3,767)	$(2,481)

Other Noninterest Income

A summary of other noninterest income for 2008, 2007 and 2006 is as follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Service-based fee income (1)	$8,686	$5,356	62.2%	$970	452.2%
Fund management fees	8,547	8,583	(0.4)	4,664	84.0
Credit card fees	6,225	5,802	7.3	4,564	27.1
(Losses) gains on foreign exchange loans revaluation, net	(7,567)	1,905	(497.2)	2,680	(28.9)
Other	13,169	10,667	23.5	10,687	(0.2)

Total other noninterest income	$29,060	$32,313	(10.1)%	$23,565	37.1%

(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

Other noninterest income was $29.1 million in 2008, compared to $32.3 million in 2007 and $23.6 million in 2006. The decrease of $3.2 million in 2008 was primarily due to a decrease of $9.5 million from revaluations of foreign currency denominated loans, due primarily to the strengthening of the U.S. dollar in 2008 against the Euro and Pounds Sterling. Net losses from revaluation of foreign currency denominated loans of $7.6 million in 2008 were partially offset by net gains from foreign exchange forward contracts of $5.2 million, which are included in net gains on derivative instruments. This decrease was partially offset by a $3.8 million increase from revaluations of other foreign currency instruments and a $3.3 million increase in service-based fee income, primarily due to increased activities from SVB Analytics. SVB Analytics’ revenues increased by $3.3 million to $6.4 million in 2008, compared to $3.1 million in 2007, primarily as a result of an increase in the number of clients, from 408 in 2007 to 834 in 2008.

The increase of $8.7 million in 2007 from 2006 was primarily due to a $4.4 million increase in service-based fee income and a $3.9 million increase in fund management fees. The increase in service-based fee income was a result of increased activities from our subsidiary, SVB Analytics, which commenced operations in the second quarter of 2006, and from eProsper, which we acquired a majority ownership in during the third quarter of 2006. SVB Analytics’ revenues increased by $2.7 million to $3.1 million in 2007, compared to $0.4 million in 2006, primarily as a result of an increase in the number of clients to 408 in 2007, compared to 36 in 2006. eProsper’s revenues increased by $1.7 million to $2.3 million in 2007, compared to $0.6 million in 2006, primarily as a result of consolidating a full year of revenue in 2007. The increase in fund management fees was related to the full-year effect of management fees recognized from two of our consolidated funds established in the third quarter of 2006, as well as from an additional consolidated fund established in the second quarter of 2007.

Noninterest Expense

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Compensation and benefits	$177,315	$213,892	(17.1)%	$188,588	13.4%
Professional services	39,480	32,905	20.0	40,791	(19.3)
Premises and equipment	22,183	19,756	12.3	15,311	29.0
Net occupancy	17,307	20,829	(16.9)	17,369	19.9
Business development and travel	15,406	12,263	25.6	12,760	(3.9)
Correspondent bank fees	6,628	5,713	16.0	5,647	1.2
Telephone	5,276	5,404	(2.4)	4,081	32.4
Data processing services	4,235	3,841	10.3	4,239	(9.4)
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	3,858	—	—	—	—
Provision for (reduction of) unfunded credit commitments	1,252	(1,207)	(203.7)	(2,461)	(51.0)
Impairment of goodwill	—	17,204	(100.0)	18,434	(6.7)
Other	19,947	15,869	25.7	17,744	(10.6)

Total noninterest expense	$312,887	$346,469	(9.7)%	$322,503	7.4%

The table below provides a summary of non-GAAP noninterest expense, net of minority interest:

	Year ended December 31,
Non-GAAP noninterest expense, net of minority interest (Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
GAAP noninterest expense	$312,887	$346,469	(9.7)%	$322,503	7.4%
Less: amounts attributable to minority interests	11,115	10,681	4.1	5,887	81.4

Non-GAAP noninterest expense, net of minority interest	$301,772	$335,788	(10.1)%	$316,616	6.1%

Compensation and Benefits

Compensation and benefits expense was $177.3 million in 2008, compared to $213.9 million in 2007 and $188.6 million in 2006. The decrease in compensation and benefits expense of $36.6 million in 2008 was largely due to a decrease of $35.7 million in expenses related to our Incentive Compensation Plan and ESOP, as a result of actual 2008 annual financial results being below our expectations. These decreases were partially offset by a $4.4 million increase in salaries and wages expense, primarily related to an increase in the average number of full-time equivalent (“FTE”) personnel. The average number of FTE personnel increased to 1,210 in 2008, compared to 1,145 in 2007 and 1,087 in 2006. The increase in average FTE was attributable to increases in sales and advisory positions to support our commercial banking operations, as well as from increases at SVB Capital and SVB Analytics to support our growth in these businesses.

The increase in compensation and benefits expense of $25.3 million in 2007 from 2006 was largely due to higher incentive compensation costs related to our strong financial performance in 2007, as well as increases in the number of average FTE employees and higher rates of employee salaries and wages, partially offset by a decrease in share-based payment expense due to a decrease in stock option grants.

Our variable compensation plans primarily consist of the Incentive Compensation Plans, Direct Drive Incentive Compensation Plan (“Direct Drive”), SVB Financial Group 401(k), ESOP, Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $31.5 million in 2008, compared to

$67.4 million in 2007 and $41.1 million in 2006. The decrease of $35.9 million in 2008 was primarily related to a $28.5 million decrease in our incentive compensation expense and a $7.3 million decrease in our ESOP expense. The increase of $26.3 million in 2007 was primarily related to a $20.1 million increase in our incentive compensation expense, a $2.9 million increase in our 401(k) and ESOP expense, a $1.9 million increase in Direct Drive compensation expense and a $1.1 million increase in Retention Program compensation expense.

Professional Services

Professional services expense was $39.5 million in 2008, compared to $32.9 million in 2007 and $40.8 million in 2006. The increase of $6.6 million in 2008 was primarily due to consulting fees related to certain infrastructure projects.

The decrease of $7.9 million in 2007 from 2006 was primarily related to consulting costs incurred in 2006 as part of ongoing efforts to enhance and maintain legal and regulatory compliance with various regulations as well as expenses associated with certain information technology (“IT”) projects.

Net Occupancy

Net occupancy expense was $17.3 million in 2008, compared to $20.8 million in 2007 and $17.4 million in 2006. The decrease of $3.5 million in 2008 was primarily due $1.7 million of lease exit costs recognized in 2007, as we exited three domestic offices in a move to improve synergy and efficiency across business units, as well as increased amortization of leasehold improvements in 2007 due to a change in the remaining lease term of certain domestic leases. The increase of $3.4 million in 2007 from 2006 was primarily due to the $1.7 million of lease exit costs, as well entry into new domestic office lease agreements.

Business Development and Travel Expense

Business development and travel expense was $15.4 million in 2008, compared to $12.3 million in 2007 and $12.8 million in 2006. The increase of $3.1 million in 2008 was primarily attributable to our increased focus on global initiatives.

Loss from Cash Settlement of Conversion Premium of Zero-Coupon Convertible Subordinated Notes

During the three months ended June 30, 2008, but prior to the maturity date of our 2003 Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty which was recorded as an increase in stockholders’ equity of $3.9 million. As a result, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total stockholders’ equity.

Provision for (Reduction of) Unfunded Credit Commitments

We calculate the provision for (reduction of) unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a provision of $1.3 million in 2008, compared to a (reduction of) provision of $(1.2) million and $(2.5) million to the reserve for unfunded credit commitments in 2007 and 2006, respectively. The provision in 2008 was primarily reflective of the expected impact from the continuing deterioration in overall economic conditions.

The (reduction of) provision in 2007 was primarily a result of the positive impact of the decrease in our allowance for loan losses as a percentage of gross loans, which decreased by nine basis points from 1.22 percent of total gross loans at December 31, 2006 to 1.13 percent at December 31, 2007. This positive impact was partially offset by an increase in our total unfunded credit commitments, which increased by $880.2 million to $4.94 billion at December 31, 2007, compared to $4.06 billion at December 31, 2006. The (reduction of) provision in 2006 reflected our historical credit quality experience.

Impairment of Goodwill

In connection with our annual assessments of goodwill of SVB Alliant in the second quarters of 2007 and 2006, we recognized impairment charges of $17.2 million and $18.4 million, respectively. The impairments resulted from changes in our outlook for SVB Alliant’s future financial performance. After completion of remaining client transactions, all operations at SVB Alliant were ceased as of March 31, 2008.

Other Noninterest Expense

Other noninterest expense largely consisted of tax credit fund amortization, postage and supplies, Federal Deposit Insurance Corporation (“FDIC”) assessments, dues and publications expense and insurance expense. Other noninterest expense was $19.9 million in 2008, compared to $15.9 million in 2007 and $17.7 million in 2006. The increase of $4.0 million in 2008 was primarily related to increased FDIC assessments of $2.7 million primarily due to a one-time credit received in 2007, as well as from an increase in FDIC fee assessments due to $934.1 million in average deposit growth in 2008.

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

Minority Interest in Net Income of Consolidated Affiliates

Minority interest in net loss (income) of consolidated affiliates is primarily related to the minority interest holders’ portion of investment gains or losses and management fees in our managed funds. Net interest income attributable to minority interests represent interest earned on loans held by one of our sponsored debt funds. Noninterest income consists of investment gains and losses from our consolidated funds and gains or losses recognized from the exercise of warrants held by one of our sponsored debt funds. Noninterest expense primarily related to management fees paid by our managed funds to the general partner entities at SVB Capital for funds management. A summary of minority interest in net loss (income) of consolidated affiliates in 2008, 2007 and 2006 is as follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Net interest income (1)	$(470)	$(1,296)	(63.7)%	$(2,292)	(43.5)%
Noninterest income (1)	6,631	(35,504)	(118.7)	(9,903)	258.5
Noninterest expense (1)	11,115	10,681	4.1	5,887	81.4
Carried interest (2)	1,863	(2,477)	(175.2)	—	—

Minority interest in net loss (income) of consolidated affiliates	$19,139	$(28,596)	(166.9)%	$(6,308)	353.3%

(1)	Represents minority interest share in net interest income, noninterest income, and noninterest expense of consolidated affiliates.
(2)	Represents the preferred allocation of income earned by the general partners managing one of our sponsored debt funds and two of our managed funds of funds.

Income Taxes

Our effective tax rate for 2008 was 41.19 percent, compared to 41.24 percent in 2007 and 42.45 percent in 2006. The decrease in the tax rate in 2008 was primarily attributable to the higher impact of tax-advantaged investments on our overall pre-tax income, partially offset by the $3.9 million non-tax deductible loss related to our cash settlement of certain 2003 Convertible Notes. The decrease in the tax rate in 2007 was primarily attributable to the tax impact of lower amounts of non-deductible share based payment expense on overall pre-tax income.

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

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in Note 21—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Our primary source of revenue is from net interest income, which is the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of funds transfer pricing. Accordingly, our segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes, effective January 1, 2008. Prior to January 1, 2008, FTP was calculated at an instrument level based on account characteristics. We have reclassified all prior period amounts to conform to the current period’s presentation.

We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss.

Effective January 1, 2008, we include all warrant income (cash exercise and valuation) recognized in the Reconciling Items column. Prior to January 1, 2008, cash exercises were recognized in noninterest income under the appropriate segment where the client resided, which was primarily within the Commercial Bank. We have reclassified all prior period amounts to conform to the current period’s presentation.

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

Additionally, effective January 1, 2008 we include our actual accrued incentive compensation expense at the segment level. Prior to January 1, 2008 we recorded the budgeted incentive compensation expense for each segment as its actual and any differences between segment budget and actual for incentive compensation was recorded in the Reconciling Items column. See additional discussion and reconciliation in Note 21- “Segment Reporting” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

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

The following is our segment information for 2008, 2007 and 2006, respectively.

Commercial Banking

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Net interest income	$319,974	$338,724	(5.5)%	$295,125	14.8%
Noninterest income	130,088	114,752	13.4	93,886	22.2
Noninterest expense	(94,035)	(94,440)	(0.4)	(85,883)	10.0

Income before income tax expense	$356,027	$359,036	(0.8)	$303,128	18.4

Total average loans	$3,603,563	$2,674,644	34.7	$2,135,444	25.3
Total average assets	3,640,562	2,696,304	35.0	2,142,659	25.8
Total average deposits	4,451,405	3,700,711	20.3	3,686,322	0.4

2008 compared to 2007

Net interest income from the Commercial Bank (“CB”) decreased by $18.8 million in 2008, primarily due to a decrease in interest income from earnings credit received on deposit products, partially offset by an increase in interest income from the CB’s loan portfolio. The decrease in interest income from earnings credit received on deposits was primarily related to decreases in short-term market interest rates, partially offset by increased volumes of deposits from our money market deposit product for early stage clients introduced in May 2007 and our sweep deposit product introduced in late October 2007. The increase in interest income from the CB’s loan portfolio was primarily due to decreases in the earnings charge incurred by the CB for funded loans and growth in the CB’s loan portfolio, particularly from growth in loans to software clients, venture capital funds for capital calls and life science clients. These increases were partially offset by a decrease in our average prime-lending rate to 5.13 percent in 2008, compared to 8.05 percent in 2007.

Noninterest income increased by $15.3 million in 2008, primarily due to fee income growth, largely driven by an $8.4 million increase in deposit service charges and a $7.3 million increase in foreign exchange fees. The increase in deposit service charges was primarily attributable to a decrease in the earnings credit rate obtained by clients to offset deposit service charges, which was related to decreases in short-term market interest rates. The increase in foreign exchange fees was primarily due to increased client trading activity.

Noninterest expense decreased by $0.4 million in 2008, primarily due to a decrease in net occupancy expense of $1.9 million, partially offset by an increase in professional services fees of $1.5 million. The decrease in net occupancy costs was primarily due to lease exit costs recognized in the second quarter of 2007. The increase in professional services fees was primarily due to consulting fees related to certain infrastructure projects.

Salaries and wages expense increased by $6.0 million in 2008, primarily due to an increase in the average number of FTE employees at CB, which increased to 494 in 2008, compared to 469 in 2007. The increase in average FTE was attributable to increases in sales and advisory positions to support our commercial banking operations. This increase was partially offset by decreases in our incentive compensation plans and ESOP expense, as a result of actual 2008 annual financial results being below our expectations.

2007 compared to 2006

The CB’s net interest income increased by $43.6 million in 2007, primarily due to an increase in income from CB’s loan portfolio and an increase in income from earnings credit received on deposit products. The increase in interest income from the CB’s loan portfolio was primarily due to growth in the CB’s loan portfolio. The increase in interest income from earnings credit received on deposits was primarily related to the full-year effect of short-term market rate increases in 2006, partially offset by rate decreases in late 2007.

Noninterest income increased by $20.9 million in 2007, primarily due to solid fee income growth, largely driven by a $7.6 million increase in client investment fees, a $5.5 million increase in foreign exchange fees and a $5.2 million increase in deposit service charges. The increase in client investment fees was primarily attributable to the growth in average client investment funds, with particularly strong growth in our overnight repurchase agreements as a result of increased deposits from our venture capital/private equity clients, as well as an increase in the number of managed portfolios within our client investment assets under management, as a result of increased deposits from our later-stage technology clients. The increase in foreign exchange fees reflected higher notional volumes converted. The increase in deposit service charges was primarily attributable to a decrease in our earnings credit rate obtained by clients to offset deposit service charges, as well as an increase in fee rates and volumes of transactions.

Noninterest expense increased by $8.6 million in 2007, primarily due to an increase in compensation and benefits expense, both through direct employees of CB’s operations, as well as through allocated expenses from support groups. The increase in compensation and benefits expense was primarily a result of increased incentive and direct drive compensation expense due to better than expected overall financial performance for SVB Financial Group and from increases in the average number of FTE employees at CB, which increased to 469 in 2007, compared to 431 in 2006.

SVB Capital

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Net interest income	$171	$646	(73.5)%	$772	(16.3)%
Noninterest income	5,583	20,461	(72.7)	10,524	94.4
Noninterest expense	(17,380)	(14,557)	19.4	(9,140)	59.3

(Loss) income before income tax expense	$(11,626)	$6,550	(277.5)	$2,156	203.8

Total average assets	$407,728	$292,854	39.2	$212,454	37.8

SVB Capital’s components of noninterest income primarily include net gains (losses) on investment securities, net gains (losses) on derivative instruments, and fund management fees, all net of minority interests and carried interest. When we refer to net gains (losses) on investment securities in the discussion below, we are referring to net gains (losses) from investment securities, net of minority interest and carried interest. When we refer to net gains (losses) on derivative instruments in the discussion below, we are referring to net gains (losses) from derivative instruments, net of minority interest.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and gains (losses) from derivative instruments and cause our results for a particular period not to be indicative of future performance. The valuation of our consolidated investment funds continued to be affected by a more discerning venture capital environment, declining M&A activity among our portfolio companies in the later half of 2008, and a significant decline in IPO’s in 2008.

2008 compared to 2007

Noninterest income decreased by $14.9 million in 2008, primarily due to net losses on investment securities in 2008, compared to net gains on investment securities in 2007. SVB Capital’s components of noninterest income primarily include the following:

•

Net losses on investment securities of $3.1 million in 2008, compared to net gains of $13.2 million in 2007. The net losses on investment securities of $3.1 million in 2008 were primarily due to net losses of $3.3 million from lower valuations at one of our sponsored debt funds mainly attributable to decreases in the share price of certain investments and net losses of $1.1 million from our SVB Financial private equity fund investments from impairments. These net losses were partially offset by net gains of $1.0 million from our managed funds, primarily due to realized gains from distributions and carried interest, partially offset by net decreases in the fair value of fund investments.

•	Fund management fees of $8.5 million in 2008, compared to $8.6 million in 2007.

Noninterest expense increased by $2.8 million in 2008, primarily due to an increase in compensation and benefits expense. The increase in compensation and benefits expense was primarily a result of growth in the number of average FTE employees to support growth in fund activities at SVB Capital, which increased to 40 in 2008, compared to 23 in 2007.

2007 compared to 2006

Noninterest income increased by $9.9 million in 2007, primarily due to increases in net gains on investment securities and fund management fees, partially offset by lower net gains on derivative instruments. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $13.2 million in 2007, compared to net gains of $0.6 million in 2006. The net gains of $13.2 million in 2007 were primarily related to $6.0 million of net gains from our sponsored debt funds and $3.1 million of net gains from two of our managed funds of funds, primarily related to net increases in the fair value of fund investments and realized gains from distributions.

•

Fund management fees of $8.6 million in 2007, compared to $4.7 million in 2006. The increase was primarily related to the full-year effect of management fees recognized from SVB Strategic Investors Fund III, LP and SVB Capital Partners II, LP, which were established in the third quarter of 2006, as well as from SVB India Capital Partners I, LP, which was established in the second quarter of 2007.

•

Net gains on derivative instruments of $1.1 million in 2007, compared to $4.3 million in 2006. The decrease in net gains on derivative instruments of $3.2 million in 2007 was primarily due to lower net gains recognized from the exercise of warrants from one of our sponsored debt funds.

Noninterest expense increased by $5.4 million in 2007, primarily due to an increase in compensation and benefits expense. The increase in compensation and benefits expense was primarily a result of increased incentive compensation expense due to better than expected financial performance overall in 2007 by SVB Financial Group.

Other Business Services

Our Other Business Services group includes SVB Private Client Services, SVB Global, SVB Analytics, and SVB Wine Division.

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
Net interest income	$42,004	$34,165	22.9%	$33,018	3.5%
Noninterest income	11,193	7,650	46.3	3,974	92.5
Noninterest expense	(40,849)	(31,335)	30.4	(22,095)	41.8

Income before income tax expense	$12,348	$10,480	17.8	$14,897	(29.7)

Total average loans	$965,515	$808,316	19.4	$716,214	12.9
Total average assets	999,520	829,825	20.4	731,808	13.4
Total average deposits	427,134	257,506	65.9	224,742	14.6
Goodwill at period end	4,092	4,092	—	4,092	—

Net Interest Income—Other Business Services

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
SVB Private Client Services	$14,990	$14,472	3.6%	$13,835	4.6%
SVB Global	12,374	7,799	58.7	5,759	35.4
SVB Analytics (1)	(136)	(143)	(4.9)	(48)	197.9
SVB Wine Division	14,776	12,037	22.8	13,472	(10.7)

Total Other Business Services	$42,004	$34,165	22.9%	$33,018	3.5%

(1)	Includes net interest income from SVB Analytics and its subsidiary, eProsper.

The increase in net interest income of $7.8 million in 2008, compared to 2007 was primarily due to increases from SVB Global and SVB Wine Division. The increase for SVB Global was primarily due to our increased focus on serving our international venture fund clients, which resulted in an increase in average deposit balances. The increase in net interest income for SVB Wine Division was primarily due to decreases in the earnings charge incurred by SVB Wine Division for funded loans related to decreases in short-term market interest rates, as a significant portion of loans in our SVB Wine Division are fixed-rate loans.

The increase in net interest income of $1.1 million in 2007, compared to 2006 was primarily due to increases for SVB Global and SVB Private Client Services. The increase for SVB Global was primarily due our increased focus on serving our international venture fund clients, which resulted in an increase in average deposit balances. The increase for SVB Private Client Services was primarily due to increased average loan balances due to an increased focus on providing loan solutions to partners of private equity firms.

Noninterest Income—Other Business Services

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
SVB Private Client Services	$825	$806	2.4%	$1,402	(42.5)%
SVB Global	1,711	1,453	17.8	1,147	26.7
SVB Analytics (1)	7,809	4,555	71.4	764	496.2
SVB Wine Division	848	836	1.4	661	26.5

Total Other Business Services	$11,193	$7,650	46.3%	$3,974	92.5%

(1)	Includes noninterest income from SVB Analytics and its subsidiary, eProsper.

The increase in noninterest income of $3.5 million in 2008, compared to 2007 was primarily due to an increase from SVB Analytics. SVB Analytics’ revenues increased by $3.3 million to $6.4 million in 2008, compared to $3.1 million in 2007, primarily as a result of an increase in the number of clients to 834 clients in 2008, compared to 408 in 2007.

The increase in noninterest income of $3.7 million in 2007, compared to 2006 was primarily due to increases for SVB Analytics, which commenced operations in the second quarter of 2006, and from its subsidiary, eProsper, which we acquired a majority ownership of in the third quarter of 2006. These increases were partially offset by a decrease in noninterest income for SVB Private Client Services. SVB Analytics’ revenues increased by $2.7 million to $3.1 million in 2007, compared to $0.4 million in 2006, primarily as a result of an increase in the number of clients to 408 clients in 2007, compared to 36 in 2006. eProsper’s revenues, net of minority interest, increased by $1.1 million to $1.5 million in 2007, compared to $0.4 million in 2006, primarily as a result of consolidating a full year of revenue in 2007. The decrease in noninterest income for SVB Private Client Services in 2007 was primarily due to the sale of its subsidiary, Woodside Asset Management, Inc. in early 2006.

Noninterest Expense—Other Business Services

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007	2006	% Change 2007/2006
SVB Private Client Services	$9,904	$7,425	33.4%	$7,949	(6.6)%
SVB Global	16,780	10,330	62.4	6,138	68.3
SVB Analytics (1)	9,626	8,563	12.4	2,899	195.4
SVB Wine Division	4,539	5,017	(9.5)	5,109	(1.8)

Total Other Business Services	$40,849	$31,335	30.4%	$22,095	41.8%

(1)	Includes noninterest expense from SVB Analytics and its subsidiary, eProsper.

The increase in noninterest expense of $9.5 million in 2008, compared to 2007 was primarily due to increases for SVB Global, SVB Private Client Services, and SVB Analytics. The increase in SVB Global’s expense was primarily related to an increase in allocated compensation and benefits expense as a result of our focus on global initiatives. The increase in SVB Private Client Services’ expense was primarily related to activities of the SVB Private Equity Relationship group. The increase in SVB Analytics’ expense was a result of continued growth in both SVB Analytics’ and eProsper’s businesses.

The increase in noninterest expense of $9.2 million in 2007, compared to 2006 was primarily due to increases for SVB Analytics and SVB Global. Expenses for SVB Analytics, which included eProsper’s expenses, increased primarily as a result of the development of this division as operations commenced in the second and third quarters of 2006, respectively. The increase in SVB Global’s expense was primarily related to an increase in allocated compensation and benefits expense as a result of our focus on global initiatives, as well as an increase in salaries and wages expense due to increases in the average number of FTE employees at SVB Global, which increased to 24 in 2007, compared to 19 in 2006.

Consolidated Financial Condition

Our total assets were $10.02 billion at December 31, 2008, an increase of $3.33 billion, or 49.7 percent, compared to $6.69 billion at December 31, 2007, which increased $611.0 million, or 10.0 percent compared to $6.08 billion at December 31, 2006. The increase in 2008 was primarily a result of our strong deposit growth due to our focus on growing on-balance sheet deposits. The increase in 2007, compared to 2006, was primarily due to increased levels of loans.

Federal Funds Sold, Securities Purchased under Agreements to Resell, and Other Short-Term Investments

Average balances of federal funds sold, securities purchased under agreements to resell and other short-term investments were $507.4 million in 2008, an increase of $149.7 million, or 41.9 percent, compared to $357.7 million in 2007, which increased $125.1 million, or 53.8 percent, compared to $232.6 million in 2006. The increase in 2008 was primarily due to an increase in interest-earning deposits of $95.2 million and other short-term investment securities of $70.9 million. The increase in 2007, compared to 2006, was primarily due to higher levels of other short-term investments, federal funds sold overnight and interest-earning deposits.

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $647.4 million at December 31, 2008, compared to $358.7 million at December 31, 2007 and $239.3 million at December 31, 2006.

Investment Securities

Investment securities totaled $1.79 billion at December 31, 2008, an increase of $183.5 million, or 11.5 percent, compared to $1.60 billion at December 31, 2007, which decreased $89.8 million, or 5.3 percent, compared to $1.69 billion at December 31, 2006. The increase in 2008 was primarily related to increases in our non-marketable securities, mainly due to increases in investments managed by our funds of funds, our co-investment funds, and direct investments managed by SVB Capital, as well as increases in the balances of our marketable securities, particularly our mortgage-backed securities and collateralized mortgage obligations. The decrease in 2007, compared to 2006, was primarily related to decreases in our available-for-sale securities portfolio, primarily due to scheduled maturities and regular prepayments. The following table presents a profile of our investment securities portfolio at December 31, 2008, 2007 and 2006:

	December 31,
(Dollars in thousands)	2008	2007	2006
Marketable securities:
Available-for-sale securities, at fair value:
U.S. Treasury securities	$—	$20,128	$29,712
U.S. agencies and corporations:
Collateralized mortgage obligations	579,749	536,383	629,677
Mortgage-backed securities	467,450	390,978	429,156
U.S. agency debentures	113,603	161,080	230,823
Commercial mortgage-backed securities	47,481	61,290	69,375
Municipal bonds and notes	108,755	81,855	56,453
Marketable equity securities	152	7,391	257
Venture capital fund investments	1	1	2

Total available-for-sale securities	1,317,191	1,259,106	1,445,455

Marketable securities (investment company fair value accounting) (1)	1,703	3,591	88
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)	242,645	194,862	126,475
Other private equity investments (3)	82,444	44,872	32,913
Other investments (4)	1,547	12,080	15,306
Non-marketable securities (equity method accounting):
Other investments (5)	27,000	21,299	15,710
Low income housing tax credit funds	31,510	24,491	22,664
Non-marketable securities (cost method accounting):
Private equity fund investments (6)	69,971	35,006	27,771
Other private equity investments	12,089	7,267	5,961

Total investment securities	$1,786,100	$1,602,574	$1,692,343

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. The following table shows the amounts of investments by the following funds and our ownership of each fund at December 31, 2008, 2007 and 2006:

	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$1,233	50.0%	$2,556	50.0%	$88	50.0%
SVB India Capital Partners I, LP	470	14.4	1,035	13.9	—	—

Total marketable securities	$1,703		$3,591		$88

(2)	The following table shows the amounts of investments by the following consolidated fund of funds and our ownership of each fund at December 31, 2008, 2007 and 2006:

	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$65,985	12.6%	$68,744	12.6%	$65,977	12.6%
SVB Strategic Investors Fund II, LP	94,161	8.6	81,382	8.6	47,668	8.6
SVB Strategic Investors Fund III, LP	80,780	5.9	44,736	5.9	12,830	6.5
SVB Strategic Investors Fund IV, LP	1,719	5.0	—	—	—	—

Total private equity fund investments	$242,645		$194,862		$126,475

(3)	The following table shows the amounts of investments by the following consolidated co-investment funds and our ownership of each fund at December 31, 2008, 2007 and 2006:

	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$24,188	10.7%	$28,068	10.7%	$29,388	10.7%
SVB Capital Partners II, LP (i)	38,234	5.1	14,458	5.1	3,525	8.5
SVB India Capital Partners I, LP	20,022	14.4	2,346	13.9	—	—

Total other private equity investments	$82,444		$44,872		$32,913

(i)	At December 31, 2008, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At December 31, 2008, 2007 and 2006 we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amounts of investments by the following sponsored debt funds and our ownership of each fund at December 31, 2008, 2007 and 2006:

	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$18,234	9.3%	$15,915	9.3%	$13,506	9.3%
Partners for Growth II, LP	8,559	24.2	5,384	24.2	2,204	24.2
Other fund investment	207	—	—	—	—	—

Total other investments	$27,000		$21,299		$15,710

(i)	At December 31, 2008, we had a direct ownership interest of 4.8% in the fund. In addition, we had a 90.7% direct ownership interest in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Our indirect interest in the fund through our investment in GHLLC is 4.5%. Our direct and indirect ownership in the fund is 9.3%.

(6)	Represents investments in 360, 324 and 302 private equity funds at December 31, 2008, 2007 and 2006, respectively, where our ownership interest is less than 5% of the voting stock of each such fund.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company fair value accounting.

Our fixed income investment portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and asset/liability strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities totaled $1.32 billion at December 31, 2008, an increase of $58.1 million, or 4.6 percent, from $1.26 billion at December 31, 2007, which decreased $186.3 million, or 12.9 percent, from $1.45 billion at December 31, 2006. The increase in 2008 was primarily due to a $76.5 million increase in our agency mortgage-backed securities, a $43.4 million increase in our agency collateralized mortgage obligations and a $26.9 million increase in municipal bonds and notes (our non-taxable investment securities), partially offset by a $47.5 million decrease in our U.S. agency securities and a $20.1 million decrease in our U.S. treasury securities due to scheduled maturities.

The duration of our fixed income investment portfolio was 2.8 years at December 31, 2008, compared to 2.3 years at December 31, 2007 and 2.5 years at December 31, 2006. Changes in portfolio duration are impacted by the effect of changing interest rates on mortgage-backed securities and collateralized mortgage obligations as well as changes in the mix of longer versus shorter term to maturity securities.

Marketable securities accounted for under investment company accounting represents investments managed by SVB Capital or by one of our consolidated sponsored debt funds that were originally made within our non-marketable securities portfolio and have been converted into publicly-traded shares. Marketable securities were $1.7 million, $3.6 million and $0.1 million at December 31, 2008, 2007 and 2006, respectively. The decrease of $1.9 million in marketable securities balances in 2008 was primarily due to sales of investments and lower valuations of underlying investments.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital as part of our investment funds management business and include funds of funds, co-investment funds and sponsored debt funds, as well as direct equity and fund investments. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to minority interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. Non-marketable securities of $467.2 million ($169.1 million net of minority interests) at December 31, 2008 increased by $127.3 million or 37.5 percent, from $339.9 million ($114.8 million net of minority interests) at December 31, 2007 which increased by $93.1 million or 37.7 percent, from $246.8 million ($97.1 million net of minority interests) at December 31, 2006.

The increase in non-marketable securities of $127.3 million in 2008 was primarily related to the following:

•

An increase of $47.8 million in private equity fund investments accounted for using investment company fair value accounting due to additional investments made by each of our managed funds of funds, with particular growth in SVB Strategic Investors Fund III, LP.

•

An increase of $37.6 million in other private equity investments accounted for using investment company fair value accounting related primarily to additional investments from SVB Capital Partners II, LP and SVB India Capital Partners I, LP.

•

An increase of $35.0 million in private equity fund investments accounted for using cost method accounting primarily related to investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we plan to form (“New Fund Commitments”). The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds when they are formed with the binding commitments of outside investors.

These increases were partially offset by a decrease of $10.5 million in other investments accounted for using investment company fair value accounting due primarily to lower valuations of underlying investments.

The increase in non-marketable securities of $93.1 million in 2007, compared to 2006, was primarily related to a $68.4 million increase in private equity fund investments accounted for using investment company fair value accounting and a $12.0 million increase in other private equity investments accounted for using investment company fair value accounting. The increase of $68.4 million in private equity fund investments was due to additional investments made by each of our managed funds of funds, with particular growth in SVB Strategic Investors Fund II, LP and SVB Strategic Investors Fund III, LP. The increase of $12.0 million in other private equity investments related primarily to additional investments from SVB Capital Partners II, LP and investments from SVB India Capital Partners I, LP.

Investment Concentration

At December 31, 2008, 2007 and 2006, we held no investment securities that were issued by a single party that exceeded 10% of our stockholders’ equity.

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully-Taxable Equivalent)

Please refer to the discussion of the remaining contractual principal maturities and fully taxable equivalent yields on investment securities in Note 7- “Investment Securities” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

Loans

The following table details the composition of the loan portfolio, net of unearned income as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial loans	$4,515,019	$3,321,911	$2,723,495	$2,172,076	$1,714,818
Premium wine (1)	419,539	375,169	375,601	349,358	329,353
Community development loans (2)	48,293	52,094	37,723	31,355	28,543
Consumer and other (3)	523,402	402,556	345,583	290,564	235,874

Total loans, net of unearned income (4)	$5,506,253	$4,151,730	$3,482,402	$2,843,353	$2,308,588

(1)	Premium wine consists of loans for vineyard development as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At December 31, 2008, 2007, 2006, 2005 and 2004, $269.6 million, $251.1 million, $246.3 million, $214.7 million and $191.9 million, respectively, of such loans were secured by real estate.

(2)	Community development loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at December 31, 2008, 2007, 2006, 2005 and 2004 were comprised of the following:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Home equity lines of credit (i)	$89,544	$84,808	$92,093	$97,863	$84,503
Loans for personal residences (ii)	58,700	48,066	32,173	21,263	5,894
Loans to eligible employees (iii)	74,759	48,973	35,565	31,234	24,805

Consumer loans secured by real estate	$223,003	$181,847	$159,831	$150,360	$115,202

(i)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(ii)	Represents loans used to purchase, renovate or refinance personal residences.
(iii)	Represents loans made to eligible employees through our EHOP.

(4)	Unearned income was $45.4 million, $26.4 million, $27.2 million, $25.0 million and $18.4 million in 2008, 2007, 2006, 2005 and 2004, respectively.

Loan Concentration

Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions. A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging-technology, early-stage and mid-stage companies in technology-related industries. The breakdown of total gross loans and total loans as a percentage of gross loans by industry sector is as follows:

	December 31, 2008		December 31, 2007
Industry Sector	Amount	Percentage	Amount	Percentage
Technology (1)	$2,666,372	48.0%	$1,948,925	46.6%
Private Equity	1,065,424	19.2	773,932	18.5
Life Sciences (1)	601,690	10.8	407,856	9.8
Private Client Services	523,299	9.4	402,563	9.6
Premium Winery	419,916	7.6	375,562	9.0
All other sectors	274,935	5.0	269,260	6.5

Total gross loans	$5,551,636	100.0%	$4,178,098	100.0%

(1)	Included in the technology and life science niches are loans provided to early-stage clients, which represent approximately 12 percent of total gross loans at December 31, 2008, compared to 14 percent at December 31, 2007.

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of December 31, 2008:

	December 31, 2008
(Dollars in thousands)	Less than Five Million	More than Five to Ten Million	More than Ten to Twenty Million	More than Twenty to Thirty Million	More than Thirty Million	Total
Technology	$1,236,293	$328,518	$533,694	$283,403	$284,464	$2,666,372
Private Equity	186,289	222,806	304,264	115,175	236,890	1,065,424
Life Sciences	324,915	120,249	102,325	21,800	32,401	601,690
Private Client Services	278,330	79,360	60,433	22,719	82,457	523,299
Premium Winery	184,798	115,841	98,967	20,310	—	419,916
All other sectors	81,002	53,255	90,178	50,500	—	274,935

Total gross loans	$2,291,627	$920,029	$1,189,861	$513,907	$636,212	$5,551,636

At December 31, 2008, gross loans totaling $1.15 billion, or 20.7 percent of our portfolio, were individually greater than $20 million. These loans represented 36 clients, and of these loans $66.7 million were on nonaccrual status as of December 31, 2008.

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of December 31, 2007:

	December 31, 2007
(Dollars in thousands)	Less than Five Million	More than Five to Ten Million	More than Ten to Twenty Million	More than Twenty to Thirty Million	More than Thirty Million	Total
Technology	$959,046	$305,721	$449,518	$97,230	$137,410	$1,948,925
Private Equity	177,414	43,344	215,826	95,655	241,693	773,932
Life Sciences	233,323	68,970	44,900	28,717	31,946	407,856
Private Client Services	219,999	69,555	52,895	25,000	35,114	402,563
Premium Winery	174,505	106,993	72,323	21,741	—	375,562
All other sectors	90,067	31,594	89,680	24,937	32,982	269,260

Total gross loans	$1,854,354	$626,177	$925,142	$293,280	$479,145	$4,178,098

At December 31, 2007, gross loans totaling $772.4 million, or 18.5 percent of our portfolio, were individually greater than $20 million. These loans represented 23 clients, and of these loans $0.3 million were on nonaccrual status as of December 31, 2007.

At December 31, 2008, our asset-based lending, which consists primarily of working capital lines, and our accounts receivable factoring represented 8.2 percent and 6.3 percent, respectively, of total gross loans, compared to 8.4 percent and 7.4 percent, respectively at December 31, 2007. Approximately 44.7 percent and 10.6 percent of our outstanding total gross loan balances as of December 31, 2008 were to entities based in the states of California and Massachusetts, respectively, compared to 43.5 percent and 11.1 percent, respectively, as of December 31, 2007. There are no other states with balances greater than 10 percent.

As of December 31, 2008, 75.3 percent, or $4.18 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 73.0 percent, or $3.05 billion, as of December 31, 2007. The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2008, for fixed and variable rate loans:

(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial loans	$68,621	$911,291	$1,087	$980,999
Premium wine	27,434	69,311	136,876	233,621
Community development loans	7,869	12,136	1,644	21,649
Consumer and other	22,824	42,121	67,336	132,281

Total fixed-rate loans	$126,748	$1,034,859	$206,943	$1,368,550

Variable-rate loans:
Commercial loans	$1,818,274	$1,716,689	$43,707	$3,578,670
Premium wine	86,130	73,365	26,799	186,294
Community development loans	21,858	3,737	1,511	27,106
Consumer and other	278,710	27,640	84,666	391,016

Total variable-rate loans	$2,204,972	$1,821,431	$156,683	$4,183,086

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

Loan Administration

Through the authority delegated by the Board of Directors, the Directors’ Loan Committee (“DLC”) oversees our credit policies. Our DLC, comprised of four of our outside directors, periodically reviews and approves our credit policies, our loan underwriting, approval, and monitoring activities.

Subject to the oversight of DLC, lending authority is delegated to the Chief Credit Officer and our management’s loan committee, which consists of the Chief Credit Officer and other senior members of our lending management. Requests for new and existing credits that meet certain size and underwriting criteria may be approved outside of our loan committee by designated senior lenders or jointly with a senior credit officer or division risk manager.

Credit Quality and Allowance for Loan Losses

The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance, beginning of year	$47,293	$42,747	$36,785	$37,613	$49,862
Charge-offs:
Commercial	(39,663)	(19,274)	(13,848)	(9,357)	(15,842)
Premium wine	(309)	(4)	(18)	(1,523)	(109)
Community development loans	(167)	—	—	(3)	(245)
Consumer and other	(7,676)	(100)	(199)	(1,533)	—

Total charge-offs	(47,815)	(19,378)	(14,065)	(12,416)	(16,196)

Recoveries:
Commercial	7,010	7,022	7,553	10,481	13,673
Premium wine	170	66	1,415	868	559
Community development loans	21	—	1,090	2	4
Consumer and other	4	—	92	—	—

Total recoveries	7,205	7,088	10,150	11,351	14,236

Net charge-offs	(40,610)	(12,290)	(3,915)	(1,065)	(1,960)
Provision for loan losses	100,713	16,836	9,877	237	(10,289)

Balance, end of year	$107,396	$47,293	$42,747	$36,785	$37,613

Net charge-offs to average total gross loans	0.87%	0.35%	0.14%	0.04%	0.10%

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
Commercial	$94,499	82.0%	$37,896	80.0%	$34,370	78.2%	$28,301	76.4%	$24,450	74.3%
Premium wine	7,548	7.6	6,218	9.0	5,082	10.8	5,339	12.3	6,138	14.3
Community development loans	594	0.9	500	1.3	387	1.1	296	1.1	1,378	1.2
Consumer and other	4,755	9.5	2,679	9.7	2,908	9.9	2,849	10.2	5,647	10.2

Total	$107,396	100.0%	$47,293	100.0%	$42,747	100.0%	$36,785	100.0%	$37,613	100.0%

(1)	Represents loan type as a percentage of total loans, net of unearned income as of year end.

Nonperforming Assets

Nonperforming assets consist of loans past due 90 days or more that are still accruing interest, loans on nonaccrual status, and foreclosed property classified as Other Real Estate Owned (“OREO”). We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses.

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Nonperforming loans:
Loans past due 90 days or more still accruing interest	$2,330	$—	$—	$1,046	$616
Nonaccrual loans	84,919	7,634	10,977	6,499	14,322

Total nonperforming loans	87,249	7,634	10,977	7,545	14,938
OREO	1,250	1,908	5,677	6,255	—

Total nonperforming assets	$88,499	$9,542	$16,654	$13,800	$14,938

Nonperforming loans as a percentage of total gross loans	1.57%	0.18%	0.31%	0.26%	0.64%
Nonperforming assets as a percentage of total assets	0.88	0.14	0.27	0.25	0.29

Allowance for loan losses	$107,396	$47,293	$42,747	$36,785	$37,613
As a percentage of total gross loans	1.93%	1.13%	1.22%	1.28%	1.62%
As a percentage of nonperforming loans	123.09	619.50	389.42	566.01	262.62
Reserve for unfunded credit commitments (1)	$14,698	$13,446	$14,653	$17,115	$16,187

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “Provision for (Reduction of) Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Our allowance for loan losses as a percent of total gross loans increased by 80 basis points to 1.93 percent at December 31, 2008, compared to 1.13 at December 31, 2007. The increase was primarily due to two factors: (i) impact of the continuing deterioration of the current economic environment; and (ii) the current estimated impact of loans, including loans to HRJ.

Nonaccrual Loans

The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Technology	$11,967	$2,936	$4,672	$127	$1,385
Private Equity	43,965	—	—	—	—
Life Sciences	5,008	—	—	—	—
Private Client Services	22,719	222	—	—	4,499
Premium Winery	—	4,476	4,787	1,558	—
All other sectors	1,260	—	1,518	4,814	8,438

Total nonaccrual loans	$84,919	$7,634	$10,977	$6,499	$14,322

If the impaired loans for 2008, 2007, 2006, 2005 and 2004 had not been impaired, $0.5 million, $0.7 million, $0.6 million, $0.4 million and $1.5 million in interest income would have been recorded, while interest income actually recognized totaled $0.1 million, $0.2 million, $0.2 million, $0.3 million and $0.7 million, respectively.

Nonaccrual loans increased by $77.3 million to $84.9 million in 2008, compared to $7.6 million in 2007. The increase of our nonaccrual loans primarily came from HRJ loan facilities, and from loans within our SVB Private Client Services.

Goodwill

Goodwill at both December 31, 2008 and December 31, 2007 was $4.1 million, which resulted from our acquisition in 2006 of a majority ownership interest in eProsper, an equity ownership data management services company. During the third quarter of 2008, we conducted our annual impairment analysis of eProsper in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, based on forecasted discounted net cash flow analysis. The valuation analysis of eProsper indicated no impairment existed.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets as of December 31, 2008 and 2007 is as follows:

	December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007
Derivative assets, gross (1)	$174,990	$65,598	166.8%
Deferred tax assets and income tax receivable, net	63,648	69,026	(7.4)
FHLB and FRB stock	35,651	27,210	31.0
Accrued interest receivable	35,218	30,624	15.0
Foreign exchange spot contract assets, gross	21,333	34,917	(38.9)
OREO	1,250	1,908	(34.5)
Other assets	30,354	29,379	2.4

Total accrued interest receivable and other assets	$362,444	$258,662	40.1%

(1)	See “Derivatives, Net” section below

Deferred Tax Assets and Income Tax Receivable, Net

Our deferred tax assets balance was $63.2 million at December 31, 2008, compared to $67.1 million at December 31, 2007. The decrease in our deferred tax assets balances was primarily attributed to the release of deferred tax assets related to goodwill deductions offset by additional tax assets recorded due to an increase in our provision for loan losses.

We pay quarterly estimated taxes to the Internal Revenue Service and the respective state and foreign taxing authorities. At December 31, 2008 and 2007, we had $0.4 million and $1.8 million, respectively, as income taxes receivable from these authorities.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Our FHLB and FRB stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreements. At December 31, 2008 and 2007, we had $25.8 million and $17.9 million, respectively, in FHLB stock, and $9.9 million and $9.3 million, respectively, in FRB stock. The increase in FHLB stock was due to higher capital stock requirements at the FHLB based on usage.

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2008.

Accrued Interest Receivable

Accrued interest receivable consists of interest on investment securities and loans. The increase of $4.6 million in 2008 was primarily due to an increase in interest receivable on loans due to growth in our loan portfolio.

Derivatives, Net

Derivative instruments are recorded as a component of other assets or other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net as of December 31, 2008 and 2007:

	December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007
Assets (liabilities):
Equity warrant assets	$43,659	$31,317	39.4%
Interest rate swaps—assets	94,142	21,499	337.9
Interest rate swaps—liabilities	—	(1,304)	(100.0)
Foreign exchange forward and option contracts—assets	37,189	12,782	190.9
Foreign exchange forward and option contracts—liabilities	(32,632)	(11,196)	191.5

Total derivatives, net	$142,358	$53,098	168.1%

Equity Warrant Assets

As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. At December 31, 2008, we held warrants in 1,307 companies, compared to 1,179 companies at December 31, 2007. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the years ended December 31, 2008 and 2007, respectively:

	Year ended December 31,
(Dollars in thousands)	2008	2007
Balance, beginning of period	$31,317	$37,724
New equity warrant assets	11,464	7,072
Non-cash increases in fair value	5,927	7,429
Exercised equity warrant assets	(2,475)	(18,265)
Terminated equity warrant assets	(2,574)	(2,643)

Balance, end of period	$43,659	$31,317

Interest Rate Swaps

For information on our interest rate swaps, see Note 13—“Derivatives” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties.

At December 31, 2008, 2007 and 2006, the aggregate notional amounts of foreign exchange forward contracts totaled $772.7 million, $580.9 million and $562.2 million, respectively. Our maximum credit risk for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at December 31, 2008, 2007 and 2006 amounted to $36.7 million, $12.3 million and $7.3 million, respectively.

At December 31, 2008, 2007 and 2006, the aggregate notional amounts of foreign currency option contracts totaled $51.7 million, $63.9 million and $27.6 million, respectively. Our maximum credit risk to nonperformance of counterparties at December 31, 2008, 2007 and 2006 was $0.5 million, $0.5 million and $0.1 million, respectively.

Deposits

The following table presents the composition of our deposits as of the three most recent year-ends.

	December 31,
(Dollars in thousands)	2008	2007	2006
Deposits:
Noninterest-bearing demand	$4,419,965	$3,226,859	$3,039,528
Negotiable order of withdrawal (NOW)	58,133	35,909	35,983
Regular money market	210,397	108,701	157,014
Bonus money market	1,002,689	832,541	511,780
Foreign money market	53,123	—	—
Sweep	1,349,965	72,083	—
Time	379,200	335,110	313,320

Total deposits	$7,473,472	$4,611,203	$4,057,625

The increase in our deposits in 2008 was primarily due to increases in our noninterest-bearing demand deposits of $1.19 billion and our interest-bearing sweep deposits of $1.28 billion due to the following factors: (i) our decision to utilize our own on-balance sheet sweep product introduced in 2007, and to discontinue offering a third-party, off-balance sheet product, (ii) our efforts to increase the competitiveness of our on-balance sheet product set and (iii) the desire for some clients to benefit from the security provided by FDIC insurance in noninterest-bearing accounts. At December 31, 2008, 40.9 percent of our total deposits were interest-bearing deposits, compared to 30.0 percent at December 31, 2007.

At December 31, 2008, the aggregate amount of time deposit accounts individually exceeding $100,000 totaled $326.8 million, compared to $286.0 million at December 31, 2007 and $264.8 million at December 31, 2006. At December 31, 2008, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. The maturity profile of our time deposits as of December 31, 2008 is as follows:

(Dollars in thousands)	December 31, 2008
	Three months or less	Four to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$160,286	$69,238	$97,003	$300	$326,827
Other time deposits	33,378	7,533	11,301	161	52,373

Total time deposits	$193,664	$76,771	$108,304	$461	$379,200

Short-Term Borrowings

The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2008		2007		2006
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Other short-term borrowings (1)	$62,120	0.12%	$—	—%	$—	—%
Federal funds purchased	—	—	—	—	310,000	5.38
FHLB advances	—	—	90,000	4.48	200,000	5.30
Securities purchased under agreements to repurchase	—	—	—	—	173,537	5.31

Total short-term borrowings	$62,120	0.12%	$90,000	4.48%	$683,537	5.34%

(1)	Represents cash collateral called from counterparties for our interest rate swap agreements related to our senior and subordinated notes.

The decrease in short-term borrowings of $27.9 million in 2008 was primarily due to increases in deposits, which resulted from our decision to utilize our own on-balance sheet sweep product introduced in 2007, and to discontinue offering a third-party, off-balance sheet sweep deposit product. The decrease in short-term borrowings of $593.5 million in 2007 was primarily attributable to the issuance of our senior and subordinated notes in May 2007, cash inflows from two new deposit products, as well as year-end increases in noninterest-bearing deposit balances.

Average daily balances and maximum month-end balances for our short-term borrowings are as follows:

(Dollars in thousands)	Year ended December 31,
	2008	2007	2006
Average daily balances:
Federal funds purchased	$222,048	$178,806	$154,847
FHLB advances	79,740	122,233	33,466
Securities purchased under agreements to repurchase	2,818	18,845	212,129
Other short-term borrowings	290	245	471

	$304,896	$320,129	$400,913

Maximum month-end balances:
Federal funds purchased	$640,000	$440,000	$430,000
FHLB advances	300,000	190,000	200,000
Securities purchased under agreements to repurchase	5,360	84,556	479,767
Other short-term borrowings	62,120	1,100	2,915

Long-Term Debt

The following table represents outstanding long-term debt at December 31, 2008, 2007, and 2006:

	December 31,
(Dollars in thousands)	2008	2007	2006
FHLB advances	$100,000	$150,000	$150,000
5.70% senior notes	279,370	259,706	—
6.05% subordinated notes	313,953	261,099	—
Zero-coupon convertible subordinated notes	—	149,269	148,441
3.875% convertible senior notes	250,000	—	—
7.0% junior subordinated debentures	55,914	52,511	51,355
8.0% long-term notes payable	1,403	2,669	2,669

Total long-term debt	$1,000,640	$875,254	$352,465

The increase in our long-term debt in 2008 was primarily due to the issuance of $250 million of 2008 Convertible Notes due in 2011 in April 2008, partially offset by the maturity of our 2003 Convertible Notes on June 15, 2008. The increase in 2007, compared to 2006, was primarily attributable to the issuance of our senior and subordinated notes in May 2007. For a description of our long-term debt, please refer to Note 12— “Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Liabilities

A summary of other liabilities as of December 31, 2008 and 2007 is as follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	% Change 2008/2007
Accrued compensation	$35,957	$67,484	(46.7)%
Foreign exchange spot contract liabilities, gross	34,008	46,025	(26.1)
Derivative liabilities, gross (1)	32,632	12,500	161.1
Reserve for unfunded credit commitments	14,698	13,446	9.3
Other	58,258	59,788	(2.6)

Total other liabilities	$175,553	$199,243	(11.9)%

(1)	See “Derivatives, Net” section above

Accrued Compensation

Accrued compensation include amounts for our Incentive Compensation Plans, vacation, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan and ESOP. The decrease of $31.5 million in 2008 was primarily due to a $29.0 million decrease in accruals related to our Incentive Compensation Plan and a $7.5 million decrease related to our ESOP, primarily due to our actual 2008 annual financial results being below our expectation as a result of impact of the continuing deterioration of the current economic environment. These decreases were partially offset by a $5.2 million increase in our Direct Drive expense as sales team payout targets were exceeded, primarily due to our strong loan growth. For a description of our variable compensation plans please refer to Note 16—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Reserve for Unfunded Credit Commitments

The level of reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We recognized a provision for unfunded credit commitments of $1.3 million in 2008, compared to a reduction of the provision of $1.2 million in 2007. The provision in 2008 was primarily reflective of the expected impact from the continuing deterioration in overall economic conditions.

Minority Interest In Capital of Consolidated Affiliates

Minority interest in capital of consolidated affiliates totaled $320.4 million and $240.1 million at December 31, 2008 and 2007, respectively. The increase of $80.3 million was primarily due to equity transactions, which included $118.6 million of contributed capital, primarily from investors in four of our managed funds for the purpose of investing in limited partnerships and portfolio companies, partially offset by $19.0 million in distributions to the minority interest holders and $19.1 million of net losses and carried interest from consolidated affiliates, primarily from our managed funds of funds and one of our sponsored debt funds.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and unexpected credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities. Our management engages in a regular capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and unexpected credit losses, investment activity, potential product and business expansions and strategic or infrastructure investments.

In December 2008, we participated in the CPP, under which we received $235 million in exchange for issuing shares of Series B Preferred Stock and a warrant to purchase common stock to the Treasury. As a participant in CPP, we are subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices. Moreover under legislation such as the ARRA, we are subject to additional and broader executive compensation requirements. Under the new requirements under ARRA, we may early redeem the shares issued to the Treasury under the CPP early without any penalty or requirement to raise new capital, as previously required under the original terms of the CPP. See “Business—Supervision and Regulation—Recent Governmental Action” under Part I, Item 1 of this Annual Report. Proceeds from this issuance have been allocated primarily for the following purposes: (i) to continue lending to our current and prospective clients in our target markets, (ii) to maintain a sufficient cushion to absorb increased credit risks associated with the current economic environment, and (iii) to further strengthen our overall capital ratios, which we believe will attract higher levels of deposits to support our lending activities.

Common Stock

In 2008, under a stock repurchase program approved by our Board of Directors in July 2007, we repurchased during the first and second quarters of 2008, 1.0 million shares of our common stock totaling $45.6 million, compared to 2.9 million in 2007 totaling $146.8 million. In July 2008 upon expiration of the 2007 program, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expires on December 31, 2009.

At December 31, 2008, $150.0 million of shares remain authorized for repurchase under our current stock repurchase program. However, under the terms of our participation in the CPP, except in connection with benefit plans consistent with past practice and certain other circumstances specified in the underlying purchase agreement of the Series B Preferred Stock, we may not, without the prior consent of the Treasury, repurchase our common stock or other equity securities, prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock have been redeemed in whole or have been transferred to a third party. In light of these restrictions, and given the challenges of the current capital markets environment and our plans for continued investment in our business to support future growth, we do not currently expect to repurchase, or to seek the Treasury’s consent to repurchase, shares of our common stock. We will continue to evaluate this position on an ongoing basis.

If we engage in stock repurchase activities, we may, from time to time, implement a non-discretionary trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Preferred Stock

The Series B Preferred Stock qualifies as Tier 1 capital, and holders are entitled to receive cumulative cash dividends at a rate of 5 percent per year for the first five years, and 9 percent per year thereafter, on a liquidation preference of $1,000 per share. Dividends are payable quarterly in arrears on each of February 15, May 15, August 15 and November 15, if, as and when declared by our Board of Directors (or its duly authorized committee), out of assets legally available for payment. The common stock warrant entitles the Treasury to purchase 708,116 shares of our common stock at an initial exercise price of $49.78 for a term of ten years. As a result, we recorded a $221.1 million increase in Series B Preferred Stock, which is net of a discount of $13.9 million related to the common stock warrant.

Stockholders’ Equity

Stockholders’ equity totaled $988.8 million at December 31, 2008, an increase of $312.1 million, or 46.1 percent, from $676.7 million at December 31, 2007. This increase was primarily the result of a $221.2 million increase in Series B Preferred Stock as a result of our participation in CPP. The increase was also attributable to net income and the issuance of stock options during 2008, partially offset by common stock repurchases and the net cost of the convertible note hedge and warrant agreement entered into concurrently with the issuance of our 2008 Convertible Notes. SVB Financial has not paid a cash dividend on our common stock since 1992 and, as of December 31, 2008, there were no plans for any payment of dividends. Under the terms of our participation in the CPP, we may not, without the prior consent of the Treasury, pay any dividend on our common stock prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock have been redeemed in whole or have been transferred to a third party. As of December 31, 2008, we had no plans to pay, or to seek consent from the Treasury to pay, cash dividends on our common stock.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced an interest-bearing money market deposit product for early stage clients in the second quarter of 2007 and an interest-bearing sweep deposit product in late October 2007. At December 31, 2008, we grew our sweep deposit balance by $1.28 billion to $1.35 billion, compared to $72.1 million at December 31, 2007. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

We have increased our use of other sources of liquidity available to us, primarily long-term indebtedness. Our long-term debt outstanding increased by $125.4 million to $1.0 billion at December 31, 2008, compared to $875.3 million at December 31, 2007, due to the issuance of $250.0 million in 3.875% convertible senior notes in April 2008. We used $141.9 million of the net proceeds to settle the conversion of our zero-coupon convertible subordinated notes, which matured in June 2008. All of the remaining proceeds were used for general corporate purposes. In addition, on December 12, 2008, we received $235 million and issued 235,000 shares of preferred stock under the CPP.

Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months and anticipated near-term cash flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20 percent. Our ratio of liquid assets to total deposits was 37.5 percent and 28.1 percent at December 31, 2008 and 2007, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities such as the percentage of liquid assets to volatile liabilities and our loan-to-deposit ratio.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 in this report.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for 2008, 2007 and 2006, respectively.

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Average cash and due from banks	$281,007	$276,352	$242,305
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	507,365	357,673	232,634

Average cash and cash equivalents	$788,372	$634,025	$474,939

Percentage of total average assets	10.6%	10.5%	8.8%

Net cash provided by operating activities	$166,911	$174,880	$127,709
Net cash used for investing activities	(1,596,183)	(515,506)	(299,569)
Net cash provided by financing activities	3,184,019	392,104	342,347

Net increase in cash and cash equivalents	$1,754,747	$51,478	$170,487

In analyzing our liquidity for 2008, 2007 and 2006, reference is made to our consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006; see “Consolidated Financial Statements and Supplemental Data” under Part II, Item 8 in this report. The statement of cash flows includes separate categories for operating, investing, and financing activities.

2008

Cash provided by operating activities was $166.9 million in 2008, which included net income of $78.6 million. Net cash inflows included $100.7 million related to the provision for loan losses, $25.1 million of depreciation and amortization, $14.8 million in net losses on investment securities and $13.6 million of share- based compensation amortization. Net cash outflows included a $31.5 million decrease in accrued compensation as a result of actual 2008 annual financial results being below our expectations, $19.1 million of minority interest in net losses of consolidated affiliates, $11.5 million of net changes in the fair value of derivatives and $8.5 million of amortization of deferred warrant-related loan fees.

Cash used for investing activities was $1.60 billion in 2008. Net cash outflows included a net increase in loans of $1.41 billion, purchases of available-for-sale securities of $342.5 million, purchases of non-marketable securities of $167.2 million and purchases of premises and equipment of $8.5 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $284.8 million, and non-marketable securities of $34.9 million.

Cash provided by financing activities was $3.19 billion in 2008. Net cash inflows included increases in deposits of $2.86 billion, net proceeds of $222.7 million from the issuance of our 2008 Convertible Notes, note hedge and warrant, $235.0 million from the issuance of preferred stock and a common stock warrant, net capital contributions from minority interests of $99.4 million and proceeds from the issuance of our common stock and Employee Stock Purchase Plan (“ESPP”) of $32.8 million. Net cash outflows included the settlement of our 2003 Convertible Notes of $149.7 million, principal payments of other long-term debt of $51.3 million, common stock repurchases of $45.6 million and decreases in short-term borrowings of $27.9 million.

Cash and cash equivalents at December 31, 2008 were $2.44 billion.

2007

Cash provided by operating activities was $174.9 million in 2007, which included net income of $123.6 million. Net cash inflows included $28.6 million of minority interest in net income of consolidated affiliates, $19.5 million of depreciation and amortization, $17.2 million related to impairment of goodwill, $16.8 million related to the provision for loan losses and $15.1 million of share-based compensation amortization. Net cash outflows included $46.7 million of net gains on investment securities, $13.8 million of net changes in the fair value of derivatives, $13.0 million of deferred income tax benefits and $7.6 million of amortization of deferred warrant-related loan fees.

Cash used for investing activities was $515.5 million in 2007. Net cash outflows included a net increase in loans of $688.9 million, purchases of available-for-sale securities of $77.8 million, purchases of non-marketable securities of $110.3 million and purchases of premises and equipment of $12.9 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $300.7 million and non-marketable securities of $62.3 million.

Cash provided by financing activities was $392.1 million in 2007. Net cash inflows included increases in deposits of $553.6 million, net proceeds of $495.0 million from the issuance of senior and subordinated notes in May 2008, capital contributions, net of distributions, from minority interests of $45.5 million, and proceeds from the issuance of common stock and the employee stock purchase plan of $31.2 million. Net cash outflows included pay downs of short-term borrowings of $593.5 million and common stock repurchases of $146.8 million.

Cash and cash equivalents at December 31, 2007 were $684.1 million.

2006

Cash provided by operating activities was $127.7 million in 2006, which included net income of $89.4 million. Net cash inflows included $21.3 million of share-based compensation amortization, $18.4 million related to impairment of goodwill, $17.6 million of depreciation and amortization and $9.9 million related to the provision for loan losses. Net cash outflows included $10.5 million of net changes in the fair value of derivatives and $7.1 million of amortization of deferred warrant related loan fees.

Cash used for investing activities was $299.6 million in 2006. Net cash outflows included a net increase in loans of $646.0 million, purchases of available-for-sale securities of $30.1 million, purchases of non marketable securities of $99.1 million and purchases of premises and equipment of $20.7 million. Net cash inflows included proceeds from the sale, maturities and pay downs of available-for-sale securities of $433.8 million and non-marketable securities of $56.3 million.

Cash provided by financing activities was $342.3 million in 2006. Net cash inflows included increases in short-term borrowings of $404.1 million and an increase from proceeds from issuance of other long-term debt of $150.0 million. Net cash outflows included decreases in deposits of $195.1 million and common stock repurchases of $103.8 million.

Cash and cash equivalents at December 31, 2006 were $632.6 million.

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, for a well-capitalized depository institution. Under the same capital adequacy guidelines, a well-capitalized depository institution must maintain a minimum Tier 1 leverage ratio of 5.0%.

Both the capital ratios of SVB Financial and the Bank were in excess of federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2008, 2007 and 2006. See Note 20- “Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial and the Bank are set forth below:

	December 31,
	2008	2007	2006
SVB Financial:
Total risk-based capital ratio	17.58%	16.02%	13.95%
Tier 1 risk-based capital ratio	12.51	11.07	12.34
Tier 1 leverage ratio	13.00	11.91	12.46
Tangible common equity to tangible assets ratio	7.52	10.12	10.32

Bank:
Total risk-based capital ratio	13.79%	14.51%	12.80%
Tier 1 risk-based capital ratio	8.66	9.41	11.70
Tier 1 leverage ratio	9.20	10.19	11.83
Tangible common equity to tangible assets ratio	7.45	9.62	10.80

2008 compared to 2007

The increase in the Total risk-based and Tier 1 risk-based capital ratios at December 31, 2008 for SVB Financial compared to December 31, 2007, was primarily due to our participation in the CPP under which we received $235 million in exchange for issuing shares of Series B Preferred Stock. The increase in the Tier 1 leverage ratio for SVB Financial in 2008, compared to 2007, also benefited from the inclusion of the $235 million we received under the CPP. These increases in both the Tier 1 risk-based capital ratio and the Tier 1 leverage ratio were partially offset by an increase in average assets, particularly due to deposit growth.

Increases in period end risk weighted assets at December 31, 2008 compared to December 31, 2007 and increases in average assets in 2008, compared to 2007 at the Bank, produced lower total risk-based, Tier 1 risk-based capital and Tier 1 leverage ratios.

The decrease in the tangible common equity to tangible assets ratio for both SVB Financial and the Bank at December 31, 2008, compared to December 31, 2007 was due largely to the significant increase in total tangible assets. This increase was a result of our strong deposit growth.

2007 compared to 2006

The increase in the Total risk-based capital ratio for both SVB Financial and the Bank at December 31, 2007, compared to December 31, 2006 was primarily due to the issuance of the $250 million subordinated notes due in 2017 which qualifies as a Tier 2 component of capital under the federal regulatory guidelines. This was partially offset by the declining eligibility of SVB Financial’s contingently convertible debt as it approached maturity as well as growth in period end assets and off-balance sheet items, particularly loans and unfunded credit commitments at both SVB Financial and the Bank.

The decrease in Tier 1 risk-based capital and in the Tier 1 leverage ratio was due primarily to the aforementioned growth for both SVB Financial and the Bank, as well as share repurchases in excess of earnings, and dividends to the holding company in excess of earnings at SVB Financial and the Bank, respectively.

These same factors led to a decrease in the tangible common equity to tangible assets ratio for the Bank at December 31, 2007, compared to December 31, 2006.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, credit card guarantees and commitments to invest in private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Please refer to the discussion of our off-balance sheet arrangements in Note 18—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

Contractual Obligations and Commercial Commitments

As of December 31, 2008, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments. We do not have any material commitments for capital expenditures as of December 31, 2008.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Borrowings	$1,062,760	$163,523	$250,000	$279,370	$369,867
Non-cancelable operating leases, net of income from subleases	45,404	12,621	18,279	11,759	2,745
Remaining unfunded commitments to wholly owned fund investments (1)(2)	348,452	348,452	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to Partners for Growth II, LP	6,450	6,450	—	—	—
Remaining unfunded commitments by Gold Hill Venture Lending 03, LP	21	21	—	—	—
Remaining unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	1,530	1,530	—	—	—
SVB Strategic Investors Fund II, LP (1)	4,575	4,575	—	—	—
SVB Strategic Investors Fund III, LP (1)	9,000	9,000	—	—	—
SVB Strategic Investors Fund IV, LP (1)	9,335	9,335	—	—	—
Silicon Valley BancVentures, LP (1)	270	270	—	—	—
SVB Capital Partners II, LP (1)	594	594	—	—	—
SVB India Capital Partners I, LP (1)	4,340	4,340	—	—	—
Remaining unfunded commitments to all limited partnership investees of our managed funds to private equity funds by:
SVB Strategic Investors Fund, LP (1)	12,180	12,180	—	—	—
SVB Strategic Investors Fund II, LP (1)	53,375	53,375	—	—	—
SVB Strategic Investors Fund III, LP (1)	153,300	153,300	—	—	—
SVB Strategic Investors Fund IV, LP (1)	186,631	186,631	—	—	—

	Amount of Commitment Expiring Per Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments
Commitments to extend credit	$6,552,656	$5,054,452	$1,287,292	$165,064	$45,848
Standby letters of credit	702,206	638,131	54,345	9,077	653
Commercial letters of credit	3,813	3,123	690	—	—

(1)

See Note 7—“Investment Securities” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to investment securities. We make commitments to invest in venture capital and private equity funds. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitment over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.

(2)	Approximately $298.7 million of our remaining unfunded commitments to wholly owned fund investments represents investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we plan to form (“New Fund Commitments”). The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds once they are formed with the binding commitments of outside investors. While the actual cash requirements of these New Fund Commitments are dependent on various factors as described above, we currently expect capital calls of approximately $62.0 million for the New Fund Commitments in 2009.

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

We utilize a simulation model to perform sensitivity analysis on the market value of portfolio equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and proposed strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded in our balance sheet. We also use traditional gap analysis to provide a simple indicator of interest rate risk. Gap analysis provides only a static view of interest rate sensitivity at a point in time, while the simulation model measures the potential volatility in forecasted results relating to changes in market interest rates over time. We review our interest rate risk position at a minimum, on a quarterly basis.

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

The following table presents our MVPE and NII sensitivity exposure at December 31, 2008 and 2007, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
December 31, 2008:
+200	$1,623,746	$119,253	7.9%	$467,955	$57,865	14.1%
+100	1,554,708	50,215	3.3	425,970	15,880	3.9
—	1,504,493	—	—	410,090	—	—
-100	1,437,606	(66,887)	(4.4)	403,890	(6,200)	(1.5)
-200	1,457,086	(47,407)	(3.2)	401,074	(9,016)	(2.2)

December 31, 2007:
+200	$1,151,955	$33,654	3.0%	$461,965	$45,942	11.0%
+100	1,138,790	20,489	1.8	439,489	23,466	5.6
—	1,118,301	—	—	416,023	—	—
-100	1,081,469	(36,832)	(3.3)	393,817	(22,206)	(5.3)
-200	1,045,298	(73,003)	(6.5)	367,161	(48,862)	(11.7)

The estimated MVPE in the preceding table is based on a discounted cash flow analysis using market interest rates provided by independent broker/dealers and other publicly available sources that are deemed reliable. These estimates are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as and when we change our assumptions in response to relevant circumstances. These calculations do not reflect changes we may make to reduce our MVPE exposure in response to a change in market interest rates. We expect to continue to manage our interest rate risk utilizing on and off-balance sheet strategies, as appropriate.

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

Our base case MVPE at December 31, 2008 increased from December 31, 2007 by $386.2 million primarily due to growth in our loan and investment securities portfolios and lower short-term interest rates. MVPE sensitivity declined in simulated downward interest rate movements due to the historically low level of interest rates. Our simulation model embeds floors in our interest rate change scenarios, which prevent model benchmark rates from resulting in negative rates. Given the low level of interest rates these floors contributed to the lower sensitivity in the down 200 basis point scenario. MVPE increased in simulated upward interest rate movements primarily due to the seasoning of the mortgage-backed securities and collateralized mortgage obligation investment portfolios, whose cash flows are stable and less sensitive to changes in interest rates due to their mature structures.

Conversely, our expected 12-month NII at December 31, 2008 decreased from December 31, 2007 by $5.9 million due to the decline in interest rates, the variable rate nature of a significant portion of our loan portfolio, and the increased cost of our deposits. NII sensitivity decreased in simulated downward interest rate movements and increased in up rate scenarios. The change in sensitivity is due to the factors mentioned above as well as the changes in our balance sheet mix, our deposit repricing assumptions, and the current low interest rate environment. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited SVB Financial Group and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

San Francisco, California

March 2, 2009

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

San Francisco, California

March 2, 2009

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2008	2007
Assets
Cash and due from banks	$1,791,396	$325,399
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	647,414	358,664
Investment securities	1,786,100	1,602,574
Loans, net of unearned income	5,506,253	4,151,730
Allowance for loan losses	(107,396)	(47,293)

Net loans	5,398,857	4,104,437
Premises and equipment, net of accumulated depreciation and amortization	30,589	38,628
Goodwill	4,092	4,092
Accrued interest receivable and other assets	362,444	258,662

Total assets	$10,020,892	$6,692,456

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$4,419,965	$3,226,859
Negotiable order of withdrawal (NOW)	58,133	35,909
Money market	1,213,086	941,242
Foreign money market	53,123	—
Time	379,200	335,110
Sweep	1,349,965	72,083

Total deposits	7,473,472	4,611,203
Short-term borrowings	62,120	90,000
Other liabilities	175,553	199,243
Long-term debt	1,000,640	875,254

Total liabilities	8,711,785	5,775,700

Commitments and contingencies (Note 18)

Minority interest in capital of consolidated affiliates	320,356	240,102

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, Series B Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 235,000 shares authorized; 235,000 shares issued and outstanding, net of discount	221,185	—
Common stock, $0.001 par value, 150,000,000 shares authorized;
32,917,007 shares and 32,670,557 shares outstanding, respectively	33	33
Additional paid-in capital	45,872	—
Retained earnings	727,450	682,911
Accumulated other comprehensive loss	(5,789)	(6,290)

Total stockholders’ equity	988,751	676,654

Total liabilities, minority interest and stockholders’ equity	$10,020,892	$6,692,456

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2008	2007	2006
Interest income:
Loans	$364,192	$361,903	$299,001
Investment securities:
Taxable	58,466	61,303	74,523
Non-taxable	4,261	2,364	3,026
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	12,572	17,816	11,089

Total interest income	439,491	443,386	387,639

Interest expense:
Deposits	23,929	13,285	8,905
Borrowings	43,553	49,168	26,277

Total interest expense	67,482	62,453	35,182

Net interest income	372,009	380,933	352,457
Provision for loan losses	100,713	16,836	9,877

Net interest income after provision for loan losses	271,296	364,097	342,580

Noninterest income:
Client investment fees	50,498	51,794	44,345
Foreign exchange fees	33,106	25,750	21,045
Deposit service charges	24,110	15,554	10,159
Gains on derivative instruments, net	18,505	23,935	17,949
Letters of credit and standby letters of credit income	12,006	11,115	9,943
Corporate finance fees	3,640	14,199	11,649
(Losses) gains on investment securities, net	(14,777)	46,724	2,551
Other	29,060	32,313	23,565

Total noninterest income	156,148	221,384	141,206

Noninterest expense:
Compensation and benefits	177,315	213,892	188,588
Professional services	39,480	32,905	40,791
Premises and equipment	22,183	19,756	15,311
Net occupancy	17,307	20,829	17,369
Business development and travel	15,406	12,263	12,760
Correspondent bank fees	6,628	5,713	5,647
Telephone	5,276	5,404	4,081
Data processing services	4,235	3,841	4,239
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	3,858	—	—
Provision for (reduction of) unfunded credit commitments	1,252	(1,207)	(2,461)
Impairment of goodwill	—	17,204	18,434
Other	19,947	15,869	17,744

Total noninterest expense	312,887	346,469	322,503

Income before minority interest in net loss (income) of consolidated affiliates and income tax expense	114,557	239,012	161,283
Minority interest in net loss (income) of consolidated affiliates	19,139	(28,596)	(6,308)

Income before income tax expense	133,696	210,416	154,975
Income tax expense	55,068	86,778	65,782

Net income before cumulative effect of change in accounting principle	78,628	123,638	89,193
Cumulative effect of change in accounting principle, net of tax (1)	—	—	192

Net income	$78,628	$123,638	$89,385

Preferred stock dividend and discount accretion	(707)	—	—

Net income available to common stockholders	$77,921	$123,638	$89,385

Earnings per common share—basic, before cumulative effect of change in accounting principle	$2.40	$3.64	$2.57
Earnings per common share—diluted, before cumulative effect of change in accounting principle	2.29	3.37	2.37
Earnings per common share—basic	2.40	3.64	2.58
Earnings per common share—diluted	2.29	3.37	2.38

(1)	Represents the cumulative effect of change in accounting principle, net of taxes, on previously recognized share-based compensation for the effect of adopting Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Net income	$78,628	$123,638	$89,385
Other comprehensive income (losses), net of tax:
Cumulative translation (losses) gains:
Foreign currency translation (losses) gains	(3,244)	324	462
Related tax effect	1,331	(129)	(191)
Change in unrealized gains on available-for-sale investment securities:
Unrealized holding gains	1,499	19,321	7,028
Related tax effect	(627)	(8,283)	(2,331)
Reclassification adjustment for gains (losses) included in net income	2,615	678	(3,061)
Related tax effect	(1,073)	(280)	1,266

Other comprehensive income, net of tax	501	11,631	3,173

Comprehensive income	$79,129	$135,269	$92,558

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Losses	Total
(Dollars in thousands)	Shares	Amount	Shares	Amount
Year ended December 31, 2005	—	$—	35,164,680	$35	$8,439	$587,713	$(5,792)	$(21,094)	$569,301

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	1,380,965	1	33,871	—	—	—	33,872
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	15,127	—	—	—	15,127
Net income	—	—	—	—	—	89,385	—	—	89,385
Amortization of unearned compensation	—	—	—	—	(5,792)	—	5,792	—	—
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	2,902	2,902
Translation adjustments	—	—	—	—	—	—	—	271	271
Common stock repurchases	—	—	(2,144,415)	(2)	(69,646)	(34,111)	—	—	(103,759)
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	21,340	—	—	—	21,340
Other-net	—	—	—	—	1,534	(1,459)	—	—	75

Year ended December 31, 2006	—	$—	34,401,230	$34	$4,873	$641,528	$—	$(17,921)	$628,514

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	1,184,374	1	31,211	—	—	—	31,212
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	12,251	—	—	—	12,251
Net income	—	—	—	—	—	123,638	—	—	123,638
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	11,436	11,436
Translation adjustments	—	—	—	—	—	—	—	195	195
Common stock repurchases	—	—	(2,915,047)	(2)	(64,302)	(82,450)	—	—	(146,754)
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	15,476	—	—	—	15,476
Other-net	—	—	—	—	491	195	—	—	686

Year ended December 31, 2007	—	$—	32,670,557	$33	$—	$682,911	$—	$(6,290)	$676,654

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	1,251,078	1	32,803	—	—	—	32,804
Preferred stock and common stock warrant issued under the Treasury's Capital Purchase Program	235,000	221,066	—	—	13,934	—	—	—	235,000
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	13,008	—	—	—	13,008
Net income	—	—	—	—	—	78,628	—	—	78,628
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	—	2,414	2,414
Translation adjustments	—	—	—	—	—	—	—	(1,913)	(1,913)
Proceeds from cash exercise of call option on zero-coupon convertible subordinated notes	—	—	—	—	3,858	—	—	—	3,858
Net cost of convertible note hedge and warrant agreement related to our 3.875% convertible senior notes	—	—	—	—	(20,550)	—	—	—	(20,550)
Common stock repurchases	—	—	(1,004,628)	(1)	(12,322)	(33,294)	—	—	(45,617)
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	13,926	—	—	—	13,926
Preferred stock dividend and discount accretion	—	119	—	—	—	(707)	—	—	(588)
Other-net	—	—	—	—	1,215	(88)	—	—	1,127

Year ended December 31, 2008	235,000	$221,185	32,917,007	$33	$45,872	$727,450	$—	$(5,789)	$988,751

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$78,628	$123,638	$89,385
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	3,858	—	—
Impairment of goodwill	—	17,204	18,434
Provision for loan losses	100,713	16,836	9,877
Provision for (reduction of) unfunded credit commitments	1,252	(1,207)	(2,461)
Changes in fair values of derivatives, net	(11,464)	(13,801)	(10,457)
Losses (gains) on investment securities, net	14,777	(46,724)	(2,551)
Depreciation and amortization	25,057	19,450	17,566
Minority interest in net (loss) income of consolidated affiliates	(19,139)	28,596	6,308
Tax benefit of original issue discount	5,210	3,395	3,196
Tax benefit (provision) of share-based compensation and other	1,436	1,672	(103)
Amortization of share-based compensation	13,606	15,131	21,340
Amortization of deferred warrant-related loan fees	(8,541)	(7,553)	(7,109)
Deferred income tax (benefit) expense	3,572	(12,973)	(5,236)
Loss on sale of and valuation adjustments to other real estate owned property	371	1,524	—
Changes in other assets and liabilities:
Accrued interest, net	(4,690)	420	(1,736)
Accounts receivable	(3,267)	(210)	218
Income tax receivable, net	1,345	3,901	(5,540)
Accrued compensation	(31,527)	18,977	(490)
Foreign exchange spot contracts, net	1,567	10,663	—
Other, net	(5,853)	(4,059)	(2,932)

Net cash provided by operating activities	166,911	174,880	127,709

Cash flows from investing activities:
Purchases of available-for-sale securities	(342,455)	(77,764)	(30,107)
Proceeds from sales of available-for-sale securities	4,925	10,280	119,200
Proceeds from maturities and pay downs of available-for-sale securities	279,895	290,411	314,642
Purchases of nonmarketable securities (cost and equity method accounting)	(57,742)	(28,432)	(40,304)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	8,843	17,394	20,076
Proceeds from nonmarketable securities (cost and equity method accounting)	2,947	11,945	23,398
Purchases of nonmarketable securities (investment fair value accounting)	(109,413)	(81,852)	(58,758)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	23,127	32,971	12,830
Net increase in loans	(1,405,258)	(688,918)	(646,005)
Proceeds from recoveries of charged-off loans	7,205	7,088	10,150
Proceeds from sale of other real estate owned	287	4,618	—
Payment for acquisition of intangibles, net of cash acquired	—	(395)	(3,994)
Purchases of premises and equipment	(8,544)	(12,852)	(20,697)

Net cash used for investing activities	(1,596,183)	(515,506)	(299,569)

Cash flows from financing activities:
Net increase (decrease) in deposits	2,862,269	553,578	(195,105)
Principal payments of other long-term debt	(51,266)	—	—
Net payments for settlement of zero-coupon convertible subordinated notes	(149,732)	(100)	(104)
Proceeds from the issuance of 3.875% convertible senior notes, note hedge and warrant, net of issuance costs	222,686	—	—
Proceeds from the issuance of senior and subordinated notes, net of issuance costs	—	495,030	—
Proceeds from issuance of other long-term debt	—	—	150,000
(Decrease) increase in short-term borrowings	(27,880)	(593,537)	404,062
Capital contributions from minority interest participants, net of distributions	99,393	45,491	41,347
Stock compensation related tax benefits	6,361	7,184	12,034
Proceeds from issuance of common stock and Employee Stock Purchase Plan	32,805	31,212	33,872
Proceeds from the issuance of preferred stock and common stock warrant issued under the Capital Purchase Program	235,000	—	—
Repurchases of common stock	(45,617)	(146,754)	(103,759)

Net cash provided by financing activities	3,184,019	392,104	342,347

Net increase in cash and cash equivalents	1,754,747	51,478	170,487
Cash and cash equivalents at beginning of year	684,063	632,585	462,098

Cash and cash equivalents at end of year	$2,438,810	$684,063	$632,585

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$67,581	$61,565	$32,554
Income taxes paid.	37,500	83,669	61,330
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$588	$—	$—
Debt assumed for acquisitions	—	—	2,669
Additions to other real estate owned	—	2,373	—
Expense associated with loans issued under the Employee Home Ownership Program	1,148	529	393
Unrealized gains on available-for-sale securities	872	11,038	4,697
Net change in fair value of interest rate swaps	73,947	20,951	1,890

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Nature of Business

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients through all stages of their life cycles. In these notes to our consolidated financial statements, when we refer to “SVB Financial Group,” the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.

We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking financial products and services, such as funds management, private equity investment and equity valuation services, through our other subsidiaries and divisions. We primarily focus on serving corporate clients in the following niches: technology, life sciences, venture capital/private equity and premium wine. Our corporate clients range in size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

We are headquartered in Santa Clara, California, and operate through 27 offices in the United States and five internationally in China, India, Israel and the United Kingdom.

For reporting purposes, SVB Financial Group has three operating segments in which we report our financial information in this report: Commercial Banking, SVB Capital, and Other Business Services. Financial information and results of operations for our operating segments are set forth in Note 21—“Segment Reporting” in this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” under Part II, Item 7 of this report.

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

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. After completion of the remaining client transactions, operations at SVB Alliant were ceased as of March 31, 2008. Accordingly, SVB Alliant was no longer reported as an operating segment as of the second quarter of 2008. We have not presented the results of operations of SVB Alliant in discontinued operations for any period presented based on our assessment of the materiality of SVB Alliant’s results to our consolidated results of operations.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the adequacy of the allowance for loan losses, valuation of equity warrant assets, the recognition and measurement of income tax assets and liabilities, and the adequacy of the reserve for unfunded credit commitments and share-based compensation.

Principles of Consolidation and Presentation

Our consolidated financial statements include the accounts of SVB Financial Group and our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a VIE for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). We consider the following factors in evaluating whether our involvement with the VIE is significant and designates us as the primary beneficiary:

1.	The aggregate indirect and direct variable interest absorbs 50% or more of a VIE’s expected losses, expected residual returns, or both; and/or,

2.	The VIE’s business activities involve or are conducted substantially on our behalf.

We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events as defined in FIN 46R. For 2008, there were no changes to our conclusions. We have not provided financial or other support during the periods presented to the VIE that we were not previously contractually required to provide.

We are variable interest holders in certain partnerships for which we are the primary beneficiary as defined by FIN 46R. The following provides a summary of the VIEs in which we have a significant variable interest, and discusses the accounting changes that resulted from the adoption of FIN 46R.

We are the primary beneficiary of Gold Hill Venture Lending Partners 03, LLC (“GHLLC”), which is the general partner of Gold Hill Venture Lending 03, LP, a venture debt fund, and certain affiliated funds (the “Gold Hill Funds”). GHLLC was formed in 2000 and meets the FIN 46R definition of a VIE and as such we consolidate its results into our financial statements for the years ended December 31, 2008, 2007 and 2006. The VIE in GHLLC is financed through equity contributions by its members. Our role in the VIE is passive when it comes to decision making. The total size of the GHLLC is $10.7 million of which we contributed $9.7 million or 90.7 percent. (See Note 7—“Investment Securities” for information on the carrying amount and classification of the investments at GHLLC). Creditors of the entity do not have recourse against us, and our exposure to loss as a result of our involvement with GHLLC at December 31, 2008 was limited to $20.0 million of net equity investment in the entity. There are no other terms of arrangements that would require us to provide financial support to GHLLC.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SVB Financial owns 100% of the common securities of SVB Capital II, a special-purpose trust formed solely to issue certain 7.0% trust preferred securities in October 2003. SVB Capital II meets the FIN 46R definition of a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities and they do not have the voting or similar rights. Since the investors purchased from SVB Capital II the trust preferred securities, they absorb all the expected loss and expected residual return. Additionally, we are not the primary beneficiary as we do not own any of the trust preferred securities issued by the trust. As such, SVB Capital II was not consolidated into our financial statements at December 31, 2008, 2007 or 2006. In addition, we are not exposed to loss related to SVB Capital II. There are no other terms of arrangements that would require us to provide financial support.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash balances due from banks, interest-earning deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities. For the consolidated statements of cash flows, we consider cash equivalents to be investments that are readily convertible to known amounts of cash, so near to their maturity that they present an insignificant risk of change in fair value due to changes in market interest rates, and purchased in conjunction with our cash management activities.

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

Non-Marketable Securities

Non-marketable securities include private equity securities that are not publicly traded and securities acquired for various purposes, such as to meet regulatory requirements (for example, Federal Reserve Bank and Federal Home Loan Bank stock). Our accounting for investments in non-marketable securities depends on several factors, including the level of ownership/control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) investment company fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.

Investment Company Fair Value

Our non-marketable securities recorded pursuant to investment company fair value accounting consist of our investments in the following funds:

•

Funds of funds, SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, SVB Strategic Investors Fund III, LP and SVB Strategic Investors Fund IV, LP, which make investments in venture capital and private equity funds;

•	Co-investment funds, Silicon Valley BancVentures, LP, SVB Capital Partners II, LP, and SVB India Capital Partners I, LP, which make equity investments in privately held companies; and
•	A sponsored debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

A summary of our ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Company Ownership in Limited Partnership	Company Ownership
SVB Strategic Investors Fund, LP (1)	12.6%
SVB Strategic Investors Fund II, LP (1)	8.6
SVB Strategic Investors Fund III, LP (1)	5.9
SVB Strategic Investors Fund IV, LP (1)	5.0
Silicon Valley BancVentures, LP (2)	10.7
SVB Capital Partners II, LP (2)	5.1
SVB India Capital Partners I, LP (2)	14.4
Partners for Growth, LP (3)	50.0

Note—Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group net of minority interest.

(1)

The general partner of SVB Strategic Investors Fund, LP (“SIF I”), SVB Strategic Investors, LLC, is owned and controlled by SVB Financial and has an ownership interest of 12.6% in SIF I. The general partner of SVB Strategic Investors Fund II, LP (“SIF II”), SVB Strategic Investors II, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 8.6% in SIF II. The general partner of

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SVB Strategic Investors Fund III, LP (“SIF III”), SVB Strategic Investors III, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 5.9% in SIF III. The general partner of SVB Strategic Investors Fund IV, LP (“SIF IV”), SVB Strategic Investors IV, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 5.0% in SIF IV. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SIF I, SIF II, SIF III and SIF IV are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

(2)	The general partner of Silicon Valley BancVentures, LP (“SVBV”), Silicon Valley BancVentures, Inc., is owned and controlled by SVB Financial and has an ownership interest of 10.7% in SVBV. The general partner of SVB Capital Partners II, LP (“SCPII”), SVB Capital II, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 0.2% in SCPII. As of December 31, 2008, SVB Strategic Investors Fund II, LP has a 43.7% ownership in SVB Capital Partners II, LP. The general partner of SVB India Capital Partners I, LP (“SICP”), SVB India Management I, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 14.4% in SICP. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SVBV, SCPII and SICP are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.
(3)	The general partner of Partners for Growth, LP, Partners for Growth, LLC, is not owned or controlled by SVB Financial. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by simple majority vote of the limited partners. SVB Financial has an ownership interest of slightly more than 50.0% in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

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

Equity Method

Our equity method non-marketable securities consist of three sponsored debt funds and several qualified affordable housing tax credit funds. Our equity method non-marketable securities and related accounting policies are described as follows:

•

In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”), equity securities, such as preferred or common stock in privately-held companies in which we hold a voting interest of at least 20% but less than 50% or in which we have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the equity method.

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

Our sponsored debt funds are in Gold Hill Venture Lending 03, LP, Partners for Growth II, LP, and Gold Hill Capital 2008, LP and Gold Hill Capital 2008, LLC, all of which, either directly or indirectly, provide financing to privately-held companies in the form of loans and equity investments. These entities exceed the 3% to 5% ownership interest threshold established by EITF Topic D-46 for cost method accounting. Accordingly, they are accounted for under the equity method.

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

We recognize our proportionate share of the results of operations of these equity method investees in our results of operations, based on the most current financial information available from the investee. We review our investments accounted for under the equity method at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce our investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Cost Method

Our cost method non-marketable securities and related accounting policies are described as follows:

•

In accordance with the provisions of APB No. 18, equity securities, such as preferred or common stock in privately-held companies in which we hold an ownership interest of less than 20% and in which we do not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date in accordance with EITF No. 91-5, Nonmonetary Exchange of Cost—Method Investments. Further fluctuations in the market value of these equity securities, which are classified as available-for-sale securities, are excluded from consolidated net income and are reported in accumulated other comprehensive income, net of applicable taxes, a component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition value, are recognized in our consolidated net income.

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

Other Real Estate Owned

Loans secured by real estate are transferred to Other Real Estate Owned (“OREO”) at the time of foreclosure. OREO is carried on our balance sheet at the lower of the recorded investment in the loan or the fair value of the property foreclosed upon less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred. OREO of $1.3 million and $1.9 million at December 31, 2008 and 2007, respectively, is included in other assets.

Reserve for Unfunded Credit Commitments

We record a liability for probable and estimable losses associated with our unfunded credit commitments being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments also includes certain macro allocations as deemed appropriate by our management. We reflect the reserve for unfunded credit commitments in other liabilities and the related provision in other expenses.

Nonaccrual Loans

SFAS No. 114 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures—an amendment of FASB Statement No. 114 (“SFAS No. 118”), require us to measure the impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If it is determined that the value of an impaired loan is less than the recorded investment in the loan, net of previous charge-offs and payments collected, we recognize impairment through the allowance for loan losses as determined by a SFAS No. 114 analysis.

Standby Letters of Credit

In accordance with the provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we recognize a liability at the inception of a standby letter of credit equivalent to the premium of the fee received for such guarantee. The liability recognized at the inception of the guarantee is equivalent to the premium or fee received or receivable. Among the types of guarantee contracts to which the provisions of FIN 45 apply are financial standby letters of credit and performance standby letters of credit.

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

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest expense in consolidated net income. We had no capitalized lease obligations at December 31, 2008 and 2007.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On an annual basis or as circumstances dictate, our management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. First, we compare the aggregate fair value of our reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. We estimate the reporting unit’s implied fair value by using a discounted cash flow approach. These estimates involve many assumptions, including expected results of operations and assumed discount rates. These discount rates are based on standard industry practice, taking into account the expected equity risk premium, the size of the business and the probability of the reporting unit achieving its financial forecasts. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

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

Fair Value Measurement—Definition and Hierarchy

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.

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

Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets utilizing Level 3 inputs include: limited partnership interests in private equity funds, direct equity investments in private companies, and equity warrant assets for shares of private company capital stock.

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

Marketable Securities

Marketable securities, consisting of our available-for-sale fixed income investment securities portfolio and marketable securities accounted for under investment company fair value accounting, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using broker or dealer quotations, independent pricing models or other model-based valuation techniques such as the present value of future cash flows, taking into consideration a security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the NASDAQ Stock Market. Level 2 securities include U.S. Treasuries, U.S. agency debentures, investment grade mortgage securities and state and municipal obligations. Fair value measurement for Level 2 securities are obtained from a third-party pricing service, which uses feeds from active market makers or inter-dealer brokers; matrix pricing methods based upon new issues, secondary trading, or dealer quotes; or spread pricing based upon pool- or tranche-specific evaluations. For certain mortgage securities, broker quotes may be obtained as corroborative data. If a significant divergence exists between the pricing service and the broker quote, then further analysis is performed to determine which price better represents fair value.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments

Interest Rate Swaps, Foreign Currency Forward and Option Contracts

Our interest rate swaps, foreign currency forward and option contracts are traded in OTC markets where quoted market prices are not readily available. For these derivatives, we measure fair value using pricing models that use primarily market observable inputs, such as yield curves and option volatilities, and, accordingly, classify these as Level 2. When appropriate, valuations are adjusted for various factors such as liquidity and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evidence, management’s best estimate is used. Consistent with market practice, we have individually negotiated agreements with certain counterparties to exchange collateral based on certain levels of fair values of the derivative contracts they have executed. Through this process, one or both parties to the derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This fair value information provides additional support for the recorded fair value.

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

Equity warrant assets for shares of private and public company capital stock are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk-free interest rate. Valuation adjustments, such as a marketability discount, are made to equity warrant assets for shares of private company capital stock. These valuation adjustments are estimated based on management’s judgment about the general industry environment.

The valuation of equity warrant assets for shares of public company capital stock is based on market observable inputs and these are classified as Level 2. Since the valuation of equity warrant assets for shares of private company capital stock involves significant unobservable inputs they are categorized as Level 3.

Fee-based Services Revenue Recognition

Letters of Credit and Standby Letters of Credit Fee Income

Fees generated from letters of credit and standby letters of credit are deferred as a component of other liabilities and recognized in noninterest income over the commitment period using the straight-line method, based on the likelihood that the commitment being drawn down will be remote.

Client Investment Fees

Client investment fees include fees earned from Rule 12(b)-1 fees and from customer transactional based fees. Rule 12(b)-1 fees are earned and recognized over the period client funds are invested. Transactional base fees are earned and recognized on fixed income and equity securities when the transaction is executed on the clients’ behalf.

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients and are recognized as earned.

Other Fee Income

Credit card fees and deposit service charge fee income are recognized as earned on a monthly basis.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fund Management Fees and Carried Interest

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

We calculate earnings per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share for companies with potential common shares, such as warrants and stock options. Accordingly, basic earnings (loss) per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of contingently convertible debt (using the “treasury stock” method), stock options and warrants. Common stock equivalent shares are excluded from the computation if the effect is antidilutive. The dilutive effect of our convertible debt is included in earnings per share in accordance with the provisions of EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (“EITF 04-8”).

Derivative Financial Instruments

We account for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value.

The accounting for changes in fair value of a derivative depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in fair value are recognized through earnings for derivatives that do not qualify for hedge accounting treatment as defined by SFAS No. 133, or that have not been designated in a hedging relationship.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the hedging instrument should offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized through earnings. If the derivative instrument meets the qualification for the short-cut treatment, as defined by SFAS No. 133, the period end gross positive fair value is recorded in other assets or gross negative fair values is recorded in other liabilities and an offsetting amount is recorded to the asset or liability being hedged (see Note 13—“Derivative Financial Instruments”).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
•

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on guideline publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. A total of six such indices were used. The volatility assumption was based on the median volatility for an individual public company within an index for the past

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16 quarters, from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2008 was 45.5%, compared to 39.7% at December 31, 2007.

•

Actual data on cancellations and exercises of our warrants was utilized as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. This assumption reduced the reported value of the warrant portfolio by $17.5 million at December 31, 2008, compared to a reduction of $11.8 million at December 31, 2007.

•

The risk-free interest rates were derived from the U.S. Treasury yield curve. The risk-free interest rate was calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2008 was 0.9%, compared to 3.2% at December 31, 2007.

•	Other adjustments, including a marketability discount, were estimated based on management’s judgment about the general industry environment.

Foreign Exchange Forwards and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. We also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk from fluctuations in currency rates. Settlement, credit, and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts are recognized immediately in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

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

EITF 00-19 specifies how a derivative financial instrument indexed to, and potentially settled in, a company’s own stock should be recorded as one of permanent equity, temporary equity, an asset or a liability depending on the settlement method. EITF 00-19 also includes provisions governing whether a derivative embedded into a financial instrument indexed to, and potentially settled in, a company’s own stock may be exempt from the provisions of SFAS No. 133. We account for convertible note hedges entered into concurrent with the issuance of our zero-coupon convertible subordinated notes and our 3.875% convertible senior notes in stockholders’ equity in accordance with the guidance in EITF 00-19.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. In February 2008, the Financial Accounting Standards Board (“FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. We do not expect the full adoption of SFAS No. 157 to have a material effect on our financial condition or results of operations. Additionally, in early October 2008, the FASB issued a clarification related to the application of SFAS No. 157 for determining the fair value of a financial asset when a market for that asset is not active. We have applied the guidance from the FASB clarification as it is effective upon issuance and requires retrospective application. There was no material effect on our financial assets as a result of this application.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The standard clarifies and increases the disclosure requirements for noncontrolling interest and has no impact on how we account for our ownership interests in subsidiaries.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14”). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s non-convertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 is effective in fiscal years beginning after December 15, 2008 and requires retrospective application to the first quarter of 2007. Our 2009 adoption will require historical financial statements for 2007 and 2008 to be adjusted to conform to the FSP’s new accounting treatment for both

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our zero-coupon convertible subordinated notes, which matured on June 15, 2008, and 3.875% convertible senior notes, due April 15, 2011. Based on our evaluation of the new accounting treatment, our adoption on January 1, 2009 will result in a decrease of $7.3 million of our long-term debt related to our zero-coupon convertible subordinated notes to be reclassified to equity as of January 1, 2007. In addition, our beginning January 1, 2007 balances will reflect a reclassification of $16.6 million from retained earnings to equity and a $0.2 million reclassification from retained earnings to deferred issuance costs, representing cumulative adjustments from 2003 through 2006. At adoption, FSP APB No. 14 will increase our non-cash interest expense by $5.1 million and $3.4 million in 2007 and 2008, respectively, resulting in reductions to our consolidated net income for 2007 and 2008 of $3.0 million, or $0.08 per diluted common share, and $2.0 million, or $0.06 per diluted common share, respectively.

3.	Stockholders’ Equity and Earnings Per Share (“EPS”)

In December 2008, we participated in the U.S. Treasury (“Treasury”) Capital Purchase Program (the “CPP”), under which we received $235 million in exchange for issuing shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and a warrant to purchase common stock to the Treasury. As a participant in CPP, we are subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices. Moreover under legislation such as the American Recovery and Reinvestment Act of 2009 (the “ARRA”), we are subject to additional, broader executive compensation requirements. Under the new requirements under ARRA, we may early redeem the shares issued to the Treasury under the CPP without any early penalty or requirement to raise new capital, as previously required under the original terms of the CPP.

Common Stock

In 2008, under a stock repurchase program approved by our Board of Directors in July 2007, we repurchased during the first and second quarters of 2008, 1.0 million shares of our common stock totaling $45.6 million, compared to 2.9 million in 2007 totaling $146.8 million and 2.1 million shares in 2006 totaling $103.8 million. In July 2008 upon expiration of the 2007 program, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expires on December 31, 2009.

At December 31, 2008, $150.0 million of shares remain authorized for repurchase under our current stock repurchase program. However, under the terms of our participation in the CPP, except in connection with benefit plans consistent with past practice and certain other circumstances specified in the underlying purchase agreement of the Series B Preferred Stock, we may not, without the prior consent of the Treasury, repurchase our common stock or other equity securities, prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock have been redeemed in whole or have been transferred to a third party. In light of these restrictions, and given the challenges of the current capital markets environment and our plans for continued investment in our business to support future growth, we do not currently expect to repurchase, or to seek the Treasury’s consent to repurchase, shares of our common stock. We will continue to evaluate this position on an ongoing basis.

If we engage in stock repurchase activities, we may, from time to time, implement a non-discretionary trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The Series B Preferred Stock qualifies as Tier 1 capital, and holders are entitled to receive cumulative cash dividends at a rate of 5 percent per year for the first five years (or $50 per share), and 9 percent per year (or $90 per share) thereafter, on a liquidation preference of $1,000 per share. Dividends are payable quarterly in arrears on each of February 15, May 15, August 15 and November 15, if, as and when declared by our Board of Directors (or its duly authorized committee), out of assets legally available for payment. The common stock warrant entitles the Treasury to purchase 708,116 shares of our common stock at an initial exercise price of $49.78 for a term of ten years. As a result, we recorded a $221.1 million increase in Series B Preferred Stock, which is net of a discount of $13.9 million related to the common stock warrant. At December 31, 2008, we have accrued dividends payable of $0.6 million on our Series B Preferred Stock.

Stockholders’ Rights Plan

Our Board of Directors (the “Board”) has approved and adopted a stockholders’ rights plan to, among other things, protect our stockholders from coercive takeover tactics. The current stockholders’ rights plan is in effect through January 31, 2014 (the “Rights Plan”).

Under the Rights Plan, each stockholder of record on November 9, 1998 received a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. The Rights are attached to, and presently only traded with, shares of the Company’s common stock and are not currently exercisable. Except as specified below, upon becoming exercisable, each Right will entitle the holder to purchase from us 1/1000th of a share of the Company’s Series A Participating Preferred Stock at a price of $175.00 per share.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, our Employee Stock Purchase Plan, restricted stock awards and units, our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”) and related warrants, our $250 million of 3.875% convertible senior notes (“2008 Convertible Notes”) and related warrants, and our warrant under the CPP. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2008, 2007, and 2006:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2008	2007	2006
Numerator:
Net income	$78,628	$123,638	$89,385
Preferred stock dividend and discount accretion	(707)	—	—

Net income available to common stockholders	$77,921	$123,638	$89,385

Denominator:
Weighted average common shares outstanding—basic	32,425	33,950	34,681
Weighted average effect of dilutive securities:
Stock options	887	1,265	1,497
Restricted stock awards and units	114	44	116
2003 Convertible Notes	589	1,479	1,321
Warrants associated with 2003 Convertible Notes	—	—	—
2008 Convertible Notes	—	—	—
Warrants associated with 2008 Convertible Notes	—	—	—
Warrant associated with Capital Purchase Program	—	—	—

Denominator for diluted calculation	34,015	36,738	37,615

Net income per common share:
Basic	$2.40	$3.64	$2.58

Diluted	$2.29	$3.37	$2.38

Any dilutive effect of our 2003 Convertible Notes and 2008 Convertible Notes are included in the calculation of diluted EPS using the treasury stock method, in accordance with the provisions of Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS, EITF No. 90-19, Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion and SFAS No. 128, Earnings Per Share. We included the weighted average dilutive effect of the 2003 Convertible Notes, which matured on June 15, 2008, in our diluted EPS calculation for the 2008 year. The issuance of the 2008 Convertible Notes in April 2008 did not impact our weighted average diluted common shares total as the applicable conversion price was higher than the average daily closing price for the twelve month period. Our warrants associated with the 2003 Convertible Notes, 2008 Convertible Notes and CPP also did not impact our weighted average diluted common shares total as the applicable conversion prices were higher than the average daily closing price for the twelve month period.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for 2008, 2007 and 2006:

	Year ended December 31,
(Shares in thousands)	2008	2007	2006
Stock options	930	729	884
Restricted stock awards and units	2	—	24
Warrants associated with 2003 Convertible Notes	160	87	329
2008 Convertible Notes	400	—	—
Warrants associated with 2008 Convertible Notes	1,229	—	—
Warrant associated with Capital Purchase Program	2	—

Total	2,723	816	1,237

4.	Share-Based Compensation

In 2008, 2007 and 2006, we recorded share-based compensation expense of $13.6 million, $14.9 million and $21.3 million, respectively, resulting in the recognition of $3.4 million, $3.0 million and $4.6 million, respectively in related tax benefits. Total compensation costs capitalized in 2008 was $1.0 million. No compensation cost was capitalized in 2007 and 2006, as such amount was inconsequential. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for 2008, 2007 and 2006, such that expense was recorded only for those share-based awards that are expected to vest. Previously under APB No. 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon adoption of SFAS No. 123(R) as of January 1, 2006, we recorded a cumulative adjustment of $0.2 million to account for the expected forfeitures of restricted stock awards and restricted stock units granted prior to January 1, 2006, for which we previously recorded an expense.

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

Subject to the provisions of Section 14 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold is 3,000,000 shares plus 1,488,361 shares comprised of: (i) any shares that have been reserved but not issued under our 1997 Equity Incentive Plan as of May 11, 2006; and (ii) any shares subject to stock options or similar awards granted under the 1997 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1997 Equity Incentive Plan that are forfeited or repurchased by us. No further awards will be made under the 1997 Equity Incentive Plan, but it will continue to govern awards previously granted thereunder.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of our common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on the date of offering and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 155,521 shares and received $5.0 million in cash under the ESPP in 2008. At December 31, 2008, a total of 602,304 shares of our common stock were still available for future issuance under the ESPP. The next purchase will be on June 30, 2009 at the end of the current six-month offering period. Effective January 1, 2006, we began recognizing compensation expense associated with the ESPP in accordance with SFAS No. 123(R).

Unrecognized Compensation Expense

As of December 31, 2008, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period-in Years
Stock options	$6,596	1.40
Restricted stock awards and units	11,494	1.47

Total unrecognized share-based compensation expense	$18,090

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

The fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of restricted stock awards and restricted stock units were based on our closing stock price on the date of grant. The following weighted average assumptions and fair values were used:

	2008	2007	2006
Equity Incentive Plan Awards
Weighted average expected term of options in years	4.3	5.3	5.3
Weighted average expected volatility of the Company’s underlying common stock	25.7%	25.6%	29.4%
Risk-free interest rate	3.07	4.60	4.77
Expected dividend yield	—	—	—
Weighted average grant date fair value-stock options	$12.85	$16.27	$18.43
Weighted average grant date fair value-restricted stock awards and restricted stock units	48.57	50.15	50.84

ESPP
Expected term in years	0.5	0.5	0.5
Expected volatility of the Company’s underlying common stock	27.5%	16.2%	21.3%
Risk-free interest rate	2.96	5.03	4.76
Expected dividend yield	—	—	—
Weighted average fair value	$11.45	$10.19	$10.07

The expected term is based on the implied term of the stock options using a lattice option-pricing model with early exercise factors based on historic employee exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2008, 2007 and 2006, expected volatilities for ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In- The-Money Options
Outstanding at December 31, 2007	3,769,229	$33.74
Granted	426,482	48.65
Exercised	(1,030,521)	29.05
Forfeited	(18,840)	48.12
Expired	(15,421)	30.39

Outstanding at December 31, 2008	3,130,929	37.25	3.65	$3,212,189

Vested and expected to vest at December 31, 2008	3,015,081	36.79	3.55	3,212,189

Exercisable at December 31, 2008	2,294,543	32.98	2.90	3,212,189

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of outstanding options shown in the table below represents the pretax intrinsic value as of December 31, 2008. This value is based on our closing stock price of $26.23 as of December 31, 2008. The total intrinsic value of options exercised during 2008, 2007 and 2006 were $24.2 million, $24.1 million and $36.8 million, respectively. The total fair value of option grants that vested during 2008, 2007 and 2006 were $17.8 million, $24.4 million and $30.6 million, respectively. Cash received from stock option exercises during 2008, 2007 and 2006 were $29.9 million, $28.0 million and $33.9 million, respectively. The tax benefit realized from stock options exercised during 2008, 2007 and 2006 was $7.8 million, $8.9 million and $11.9 million, respectively.

The following table summarizes information regarding stock options outstanding as of December 31, 2008:

Range of Exercise Prices	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$8.94-$22.50	347,735	3.53	$18.59	347,735	$18.59
23.69-26.00	410,995	2.34	24.92	410,995	24.92
26.06-31.29	435,684	2.81	29.52	435,684	29.52
31.69-36.46	319,737	2.14	35.15	318,987	35.16
36.56-41.66	329,844	2.74	39.74	324,844	39.78
41.87-47.67	317,423	3.71	44.72	201,919	44.72
47.76-48.49	206,628	5.16	48.18	56,593	48.19
48.76-48.76	360,093	6.80	48.76	845	48.76
48.88-53.29	380,392	4.18	51.87	193,661	51.56
53.30-60.27	22,398	5.93	56.49	3,280	53.39

$8.94-$60.27	3,130,929	3.65	$37.25	2,294,543	$32.98

We expect to satisfy the exercise of stock options by issuing new shares registered under the 1997 Equity Incentive Plan and the 2006 Incentive Plan, as applicable. All future awards of stock options and restricted stock will be issued from the 2006 Incentive Plan. At December 31, 2008, 2,952,391 shares were available for future issuance under the 2006 Incentive Plan.

The table below provides information for restricted stock awards and restricted stock units under the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	376,181	$44.58
Granted	146,467	48.57
Vested	(117,573)	42.70
Forfeited	(11,612)	49.04

Nonvested at December 31, 2008	393,463	$46.49

The total fair value of restricted stock grants that vested during 2008, 2007 and 2006 were $5.0 million, $4.7 million and $7.5 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Reserves on Deposit with the Federal Reserve Bank and Federal Bank Stock

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The average required reserve balance totaled $28.5 million in 2008 and $32.0 million in 2007. The cash balances at the Federal Reserve Bank of San Francisco are classified as cash and cash equivalents.

As a member of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”), we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement. At December 31, 2008 and 2007, we had $25.8 million and $17.9 million, respectively, in FHLB stock, and $9.9 million and $9.3 million, respectively, in FRB stock. FHLB and FRB stock are recorded as a component of other assets.

6.	Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the federal funds sold, securities purchased under agreements to resell and other short-term investment securities at December 31, 2008 and 2007, respectively:

(Dollars in thousands)	December 31,
	2008	2007
Federal funds sold overnight	$250,000	$—
Securities purchased under agreements to resell (1)	150,910	62,181
Interest-earning deposits	169,022	81,553
Other short-term investment securities	77,482	214,930

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$647,414	$358,664

(1)	At December 31, 2008, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities. Securities purchased under agreements to resell averaged $82.3 million and $79.2 million in 2008 and 2007, respectively. The maximum amount outstanding at any month-end during 2008 and 2007 was $150.9 million and $140.8 million, respectively.

In addition, as of December 31, 2008, $1.08 billion of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment Securities

The major components of our investment securities portfolio at December 31, 2008 and 2007 are as follows:

	December 31, 2008				December 31, 2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Marketable securities:
Available-for-sale securities, at fair value:
U.S. Treasury securities	$—	$—	$—	$—	$19,956	$172	$—	$20,128
U.S. agencies and corporations:
Collateralized mortgage obligations	590,876	5,609	(16,736)	579,749	543,460	751	(7,828)	536,383
Mortgage-backed securities	459,770	9,910	(2,230)	467,450	395,979	711	(5,712)	390,978
U.S. agency debentures	109,981	3,622	—	113,603	159,978	1,542	(440)	161,080
Commercial mortgage-backed securities	54,202	—	(6,721)	47,481	62,016	14	(740)	61,290
Municipal bonds and notes	109,405	1,384	(2,034)	108,755	81,433	662	(240)	81,855
Marketable equity securities	157	—	(5)	152	7,550	725	(884)	7,391
Venture capital fund investments	—	1	—	1	1	—	—	1

Total available-for-sale securities	$1,324,391	$20,526	$(27,726)	$1,317,191	$1,270,373	$4,577	$(15,844)	$1,259,106

Marketable securities (investment company fair value accounting) (1)				1,703				3,591
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)				242,645				194,862
Other private equity investments (3)				82,444				44,872
Other investments (4)				1,547				12,080
Non-marketable securities (equity method accounting):
Other investments (5)				27,000				21,299
Low income housing tax credit funds				31,510				24,491
Non-marketable securities (cost method accounting):
Private equity fund investments (6)				69,971				35,006
Other private equity investments				12,089				7,267

Total investment securities				$1,786,100				$1,602,574

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. The following table shows the amount of investments by the following funds and our ownership of each fund at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$1,233	50.0%	$2,556	50.0%
SVB India Capital Partners I, LP	470	14.4	1,035	13.9

Total marketable securities	$1,703		$3,591

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The following table shows the amount of investments by the following consolidated fund of funds and our ownership of each fund at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$65,985	12.6%	$68,744	12.6%
SVB Strategic Investors Fund II, LP	94,161	8.6	81,382	8.6
SVB Strategic Investors Fund III, LP	80,780	5.9	44,736	5.9
SVB Strategic Investors Fund IV, LP	1,719	5.0	—	—

Total private equity fund investments	$242,645		$194,862

(3)	The following table shows the amount of investments by the following consolidated co-investment funds and our ownership of each fund at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$24,188	10.7%	$28,068	10.7%
SVB Capital Partners II, LP (i)	38,234	5.1	14,458	5.1
SVB India Capital Partners I, LP	20,022	14.4	2,346	13.9

Total other private equity investments	$82,444		$44,872

(i)	At December 31, 2008, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At December 31, 2008 and 2007 we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amount of investments by the following sponsored debt funds and our ownership of each fund at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$18,234	9.3%	$15,915	9.3%
Partners for Growth II, LP	8,559	24.2	5,384	24.2
Other fund investment	207	—	—	—

Total other investments	$27,000		$21,299

(i)	At December 31, 2008, we had a direct ownership interest of 4.8% in the fund. In addition, we had a 90.7% direct ownership interest in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Our indirect interest in the fund through our investment in GHLLC is 4.5%. Our direct and indirect ownership in the fund is 9.3%.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)	Represents investments in 360 and 324 private equity funds at December 31, 2008 and 2007, respectively, where our ownership interest is less than 5% of the voting stock of each such fund.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2008:

(Dollars in thousands)	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations (1)	$53,618	$(2,892)	$94,550	$(13,844)	$148,168	$(16,736)
Mortgage-backed securities (1)	4,692	(1,433)	19,239	(797)	23,931	(2,230)
Commercial mortgage-backed securities (1)	9,491	(404)	37,990	(6,317)	47,481	(6,721)
Municipal bonds and notes (1)	39,694	(1,827)	4,091	(207)	43,785	(2,034)
Marketable equity securities	152	(5)	—	—	152	(5)

Total temporarily impaired securities	$107,647	$(6,561)	$155,870	$(21,165)	$263,517	$(27,726)

(1)	As of December 31, 2008, we identified a total of 116 investments that were in unrealized loss positions, of which 42 investments totaling $155.9 million with unrealized losses of $21.2 million had fair values less than their adjusted cost for a period of time greater than 12 months. Securities classified as collateralized mortgage obligations totaling $94.6 million with unrealized losses of $13.8 million were originally purchased between May 2002 and July 2005. Securities classified as mortgage-backed securities totaling $19.2 million with unrealized losses of $0.8 million were originally purchased between June 2003 and March 2005. Securities classified as commercial mortgage-backed securities totaling $38.0 million with unrealized losses of $6.3 million were originally purchased between April 2005 and July 2005. Securities classified as municipal bonds and notes totaling $4.1 million with unrealized losses of $0.2 million were originally purchased between September 2007 and December 2007. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by a government sponsored enterprise. The unrealized losses are primarily due to increases in market spreads to benchmark interest rates relative to rates and spreads at the time of purchase. Based on the underlying credit quality of the investments, we expect these impairments to be temporary, and as such, we expect to recover impairments prior to maturity and we have the intent and ability to hold these investments until recovery or final maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months or 12 months or longer as of December 31, 2007:

(Dollars in thousands)	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations	$—	$—	$408,238	$(7,828)	$408,238	$(7,828)
Mortgage-backed securities	9,759	(12)	331,300	(5,700)	341,059	(5,712)
U.S. agency debentures	—	—	74,575	(440)	74,575	(440)
Commercial mortgage-backed securities	—	—	51,380	(740)	51,380	(740)
Municipal bonds and notes	24,327	(240)	—	—	24,327	(240)
Marketable equity securities	7,391	(884)	—	—	7,391	(884)

Total temporarily impaired securities	$41,477	$(1,136)	$865,493	$(14,708)	$906,970	$(15,844)

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully Taxable Equivalent Basis)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on investment securities as of December 31, 2008. Interest income on certain obligations of states and political subdivision (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities are significantly shorter and vary based upon structure. Private equity fund investments, other private equity investments, other investments, and low income housing tax credit funds are included in the table below as maturing after 10 years.

	December 31, 2008
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. agencies and corporations:
Collateralized mortgage obligations	$579,749	4.77%	$13	6.38%	$—	—%	$119,422	4.57%	$460,314	4.82%
Mortgage-backed securities	467,450	4.84	13	5.93	3,260	6.41	88,192	4.12	375,985	5.00
U.S. agency debentures	113,603	4.20	66,107	3.93	47,496	4.59	—	—	—	—
Commercial mortgage-backed securities	47,481	4.67	—	—	—	—	—	—	47,481	4.67
Municipal bonds and notes	108,755	6.18	7,341	7.35	7,820	6.92	26,572	5.71	67,022	6.15
Low income housing tax credit funds	31,510	—	—	—	—	—	—	—	31,510	—
Marketable equity securities (1)	1,856	—	1,856	—	—	—	—	—	—	—
Private equity fund investments	312,616	—	—	—	—	—	—	—	312,616	—
Other private equity fund investments	94,533	—	—	—	—	—	—	—	94,533	—
Other investments	28,547	—	—	—	—	—	—	—	28,547	—

Total	$1,786,100	3.58%	$75,330	4.17%	$58,576	5.00%	$234,186	4.53%	$1,418,008	3.34%

(1)	Includes available-for-sale securities and securities accounted for under investment company fair value accounting.

Investment securities with a fair value of $790.7 million and $737.1 million at December 31, 2008 and 2007, respectively, were pledged to secure certain deposits, current and prospective FHLB borrowings, and to maintain the ability to borrow at the discount window at the Federal Reserve Bank of San Francisco. For further information on our available lines of credit, refer to Note 12—“Short-Term Borrowings and Long-Term Debt.”

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities in 2008, 2007 and 2006:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Gross gains on investment securities:
Available-for-sale securities, at fair value	$206	$1,041	$169
Marketable securities (investment company fair value accounting)	644	61	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	20,774	45,325	14,853
Other private equity investments	10,917	5,574	1,145
Other investments	196	20,228	1,586
Non-marketable securities (equity method accounting):
Other investments	1,933	3,299	1,417
Non-marketable securities (cost method accounting):
Private equity fund investments	1,030	1,379	613
Other private equity investments	129	1,248	127

Total gross gains on investment securities	35,829	78,155	19,910

Gross losses on investment securities:
Available-for-sale securities, at fair value	(2,822)	(363)	(3,230)
Marketable securities (investment company fair value accounting)	(3,647)	(9)	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(26,511)	(15,184)	(9,115)
Other private equity investments	(7,725)	(5,790)	(1,443)
Other investments	(5,874)	(8,190)	(1,166)
Non-marketable securities (equity method accounting):
Other investments	(1,685)	(214)	(947)
Low income housing tax credit funds	—	(125)	—
Non-marketable securities (cost method accounting):
Private equity fund investments	(2,084)	(1,055)	(1,401)
Other private equity investments	(258)	(501)	(57)

Total gross losses on investment securities	(50,606)	(31,431)	(17,359)

(Losses) gains on investment securities, net	$(14,777)	$46,724	$2,551

(Losses) gains attributable to minority interests, including carried interest	$(8,929)	$35,449	$5,032

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $45.4 million and $26.4 million at December 31, 2008 and 2007, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2008	2007
Commercial loans	$4,515,019	$3,321,911
Premium wine (1)	419,539	375,169
Community development loans (2)	48,293	52,094
Consumer and other (3)	523,402	402,556

Total loans, net of unearned income	$5,506,253	$4,151,730

(1)	Premium wine consists of loans for vineyard development as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At December 31, 2008 and 2007, $269.6 million and $251.1 million, respectively, of such loans were secured by real estate.
(2)	Community development loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at December 31, 2008 and 2007, were comprised of the following:

	December 31,
(Dollars in thousands)	2008	2007
Home equity lines of credit (i)	$89,544	$84,808
Loans for personal residences (ii)	58,700	48,066
Loans to eligible employees (iii)	74,759	48,973

Consumer loans secured by real estate	$223,003	$181,847

(i)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(ii)	Represents loans used to purchase, renovate or refinance personal residences.
(iii)	Represents loans made to eligible employees through our EHOP.

The activity in the allowance for loan losses during 2008, 2007 and 2006 was as follows:

	December 31,
(Dollars in thousands)	2008	2007	2006
Allowance for loan losses, beginning balance	$47,293	$42,747	$36,785
Provision for loan losses	100,713	16,836	9,877
Gross loan charge-offs	(47,815)	(19,378)	(14,065)
Loan recoveries	7,205	7,088	10,150

Allowance for loan losses, ending balance	$107,396	$47,293	$42,747

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonaccrual Loans

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $84.9 million, $7.6 million and $11.0 million at December 31, 2008, 2007 and 2006, respectively. There were no commitments available for funding to any clients with nonaccrual loans at December 31, 2008. The allocation of the allowance for loan losses related to impaired loans was $25.9 million and $1.4 million at December 31, 2008, and 2007 respectively. No individual loans were deemed to be impaired under SFAS No. 114 at December 31, 2006; therefore, there was no allocation of the allowance for loan losses related to impaired loans at December 31, 2006. Average impaired loans for 2008, 2007 and 2006 totaled $17.4 million, $10.3 million and $8.1 million, respectively. If these loans had not been impaired, $0.5 million, $0.7 million and $0.6 million in interest income would have been recorded, while interest income actually recognized totaled $0.1 million, $0.2 million, and $0.2 million in 2008, 2007, and 2006, respectively. Our accruing loans past due 90 days or more were $2.3 million at December 31, 2008 and none for 2007.

9.	Premises and Equipment

Premises and equipment at December 31, 2008 and 2007, consist of the following:

	December 31,
(Dollars in thousands)	2008	2007
Computer software	$43,729	$39,015
Leasehold improvements	25,893	32,616
Computer hardware	25,829	24,232
Furniture and equipment	9,153	9,289

Total	104,604	105,152
Accumulated depreciation and amortization	(74,015)	(66,524)

Premises and equipment, net	$30,589	$38,628

Depreciation and amortization expense for premises and equipment was $15.7 million, $15.0 million, and $11.1 million in 2008, 2007, and 2006, respectively.

10.	Goodwill

Goodwill, which arises when the purchase price exceeds the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill at both December 31, 2008 and 2007 totaled $4.1 million, which resulted from the acquisition of eProsper.

eProsper

During the third quarter of 2006, through our subsidiary, SVB Analytics, we acquired a majority ownership in eProsper, an equity ownership data management services company. In connection with this acquisition, we recognized $4.1 million in goodwill. During the third quarter of 2008, we conducted our annual impairment analysis of eProsper in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), based on forecasted discounted net cash flow analysis. The valuation analysis of eProsper indicated no impairment existed.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SVB Alliant

During the second quarters of 2007 and 2006, we conducted our annual assessment of goodwill of SVB Alliant in accordance with SFAS No. 142. We concluded each time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance and the remaining $17.2 million and $18.4 million of goodwill was expensed as a noncash charge to continuing operations during the second quarters of 2007 and 2006, respectively. All operations at SVB Alliant were ceased as of March 31, 2008.

11.	Deposits

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $326.8 million and $286.0 million at December 31, 2008 and 2007, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $3.0 million, $2.6 million and $1.9 million in 2008, 2007 and 2006, respectively. At December 31, 2008, time deposit accounts, individually exceeding $100,000 totaling $326.5 million were scheduled to mature within one year.

12.	Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at December 31, 2008 and 2007:

(Dollars in thousands)	Maturity	December 31, 2008	December 31, 2007
Short-term borrowings:
FHLB advances	Less than One Month (1)	$—	$90,000
Other short-term borrowings	(2)	62,120	—

Total short-term borrowings		$62,120	$90,000

Long-term debt:
FHLB advances	(3)	$100,000	$150,000
5.70% senior notes	June 1, 2012	279,370	259,706
6.05% subordinated notes	June 1, 2017	313,953	261,099
Zero-coupon convertible subordinated notes	June 15, 2008	—	149,269
3.875% convertible senior notes	April 15, 2011	250,000	—
7.0% junior subordinated debentures	October 15, 2033	55,914	52,511
8.0% long-term notes payable	(4)	1,403	2,669

Total long-term debt		$1,000,640	$875,254

(1)	Represents remaining maturity as of the date reported.
(2)	Represents collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes.
(3)	Represents Federal Home Loan Bank (“FHLB”) advances of $50 million maturing in May 2009 and $50 million maturing in November 2009. Balance as of December 31, 2007 also included $50 million in FHLB advances that matured in November 2008.
(4)	Represents long-term notes payable at eProsper and was payable beginning January 1, 2008 with the last payment due in November 2009. SVB purchased a 65% interest in eProsper in 2006.

Interest expense related to short-term borrowings and long-term debt was $43.6 million, $49.2 million and $26.3 million in 2008, 2007 and 2006, respectively. Interest expense shown is net of the cash flow impact from

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our interest rate swap agreements related to our senior and subordinated notes and junior subordinated debentures. The weighted average interest rates associated with our short-term borrowings as of December 31, 2008 and 2007 were 0.12 percent and 4.48 percent, respectively.

Senior Notes and Subordinated Notes

On May 15, 2007, the Bank issued 5.70% senior notes, due June 1, 2012, in an aggregate principal amount of $250 million and 6.05% subordinated notes, due June 1, 2017, in an aggregate principal amount of $250 million (collectively, the “Notes”). The discount and issuance costs related to the Notes were $0.8 million and $4.2 million, respectively, and the net proceeds from the offering of the Notes were $495.0 million. The Notes are not redeemable prior to maturity and interest is payable semi-annually. Proceeds from the issuance of these Notes were used for repayment of certain short-term borrowings. Debt issuance costs of $2.0 million and $2.2 million related to the senior and subordinated notes, respectively, were deferred and are being amortized to interest expense over the term of the Notes, using the effective interest method. Concurrent with the issuance of the Notes, we entered into fixed-to-variable interest rate swap agreements related to both the senior notes and the subordinated notes (see Note 13—“Derivative Financial Instruments”). The fair values of the senior and subordinated notes are included in Note 19—“Fair Value of Financial Instruments”.

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

In May 2008, prior to the maturity date of our 2003 Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty to the call-spread arrangement. As such, we recorded an increase in additional paid-in capital in stockholders’ equity of $3.9 million, representing such payment received. Consequently, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total stockholders’ equity.

3.875% Convertible Senior Notes (“2008 Convertible Notes”)

In April 2008, we issued our 2008 Convertible Notes, due April 15, 2011, in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance costs related to the 2008 Convertible Notes were $6.8 million, and the net proceeds from the offering were $243.2 million. We used $141.9 million of the net proceeds to settle the principal value of our zero-coupon convertible subordinated notes, which matured in June 2008. All remaining proceeds were used for general corporate purposes. The 2008 Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, into shares of our common stock or cash or any combination thereof for any excess conversion value, at our option. Holders may convert their 2008 Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon maturity, we intend to settle the outstanding principal amount in cash, and we have the option to settle any amount exceeding the principal value of the 2008 Convertible Notes in either cash or shares of our common stock. The fair value of the 3.875% convertible senior notes is included in Note 19—“Fair Value of Financial Instruments”.

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement (see Note 13—“Derivative Financial Instruments”), which effectively increased the economic conversion price of our 2008 Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement are not part of the terms of the notes and will not affect the rights of the holders of the notes.

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions for each of 2008, 2007 and 2006 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity on October 15, 2033, or may be redeemed prior to maturity in whole or in part, at our option, at any time on or after October 30, 2008. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 13—“Derivative Financial Instruments”). The fair value of the 7.0% junior subordinated debentures is included in Note 19—“Fair Value of Financial Instruments”. We have guaranteed the trust preferred securities issued by SVB Capital II (see Note 18- “Off-Balance Sheet Arrangements, Guarantees and Other Commitments”).

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2008, we had not borrowed against our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at December 31, 2008 totaled $693.1 million, of which $593.1 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank at December 31, 2008 totaled $83.5 million, all of which was unused.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Derivative Financial Instruments

We designate derivative instruments as hedging or free-standing instruments at their respective trade date. We may use interest rate swaps, forward contracts, options and warrants. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined rate or price at a future date. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties. The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheet. The gross negative fair values of derivative liabilities are recorded as a component of the other liabilities line item on the balance sheet.

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives at December 31, 2008 and 2007, respectively, were as follows:

	December 31, 2008			December 31, 2007
(Dollars in thousands)	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value
Fair Value Hedges
Interest rate swap—senior notes	$250,000	$29,543	$29,543	$250,000	$9,878	$9,878
Interest rate swap—subordinated notes	250,000	64,429	64,429	250,000	11,621	11,621
Interest rate swap—junior subordinated debt	50,000	170	170	50,000	—	(1,304)
Derivatives—Other
Foreign exchange forwards	$772,688	$36,688	$4,557	$580,861	$12,290	$1,586
Foreign currency options	51,696	501	—	63,906	492	—
Equity warrant assets	130,401	43,659	43,659	101,035	31,317	31,317

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2008 remain at “A” or higher and there have been no material change in their credit ratings during 2008.

Fair Value Hedges

Derivative instruments that we hold as a part of our interest rate risk management program include interest rate swaps.

Concurrent with the issuance of our 5.70% senior notes and 6.05% subordinated notes, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of these notes with a variable interest rate based on the London Inter-Bank Offered Rate (“LIBOR”) to hedge against the risk of changes in fair values due to changes in interest rates. We apply the “shortcut” method for these fair value hedges. In order to assume no ineffectiveness, we ensure that all the shortcut method requirements of SFAS No. 133 for this type of hedge relationship are met. The interest rate swap agreement for our 5.70% senior notes provided a cash benefit of $4.6 million in 2008, compared to a cash outlay of $0.7 million in 2007. The interest rate swap agreement for our 6.05% subordinated notes provided a cash benefit of $5.0 million in 2008, compared to a cash outlay of $0.4

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in 2007. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense, while the cash outlay was recognized as an increase in interest expense. For information on our 5.70% senior notes and 6.05% subordinated notes, see Note 12—“Short-Term Borrowings and Long-Term Debt”.

On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement swaps our 7.0% fixed rate on the junior subordinated debentures for a variable rate based on LIBOR to hedge against risk of changes in fair value due to changes in interest rates. For information on our junior subordinated debentures, see Note 12—“Short-Term Borrowings and Long-Term Debt”. In April 2006, we designated this interest rate swap as a fair value hedge, which management evaluated for effectiveness using the statistical regression analysis approach for each reporting period. This interest rate swap agreement provided a cash benefit of $1.0 million, $0.2 million and $0.3 million in 2008, 2007 and 2006, respectively, which was recognized in the consolidated statements of income as a reduction in interest expense. The swap agreement largely mirrored the terms of the junior subordinated debentures and therefore was callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss were included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which was primarily dependent on changes in market interest rates, were recognized in net income as gains or losses on derivative instruments. In 2008 and 2007, we recorded non-cash decreases in fair value of the fair value hedge agreement of $1.9 million and $0.5 million, respectively, which is reflected in gains on derivative instruments, net. In 2006, we recorded a non cash decrease in fair value of the fair value hedge agreement of $3.6 million, which is comprised of a decrease in fair value of $3.3 million for the interest rate swap agreement prior to its designation as a fair value hedge and a $0.3 million loss for the fair value hedge agreement implemented in April 2006, which were reflected in gains on derivative instruments, net. In December 2008, our counterparty called this swap for settlement in January 2009. As a result we de-designated the swap as a hedging instrument in December 2008.

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

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. These contracts are short-term in nature, typically expiring within one year. We have not experienced nonperformance by counterparties, have not incurred related losses and anticipate performance by all counterparties to such agreements.

We obtain equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The change in fair value of equity warrant assets is recorded as gains on derivative instruments, net, in noninterest income, a component of consolidated net income. Total net gains on equity warrant assets from gains on exercises and changes in fair value were $10.5 million, $23.5 million and $21.8 million in 2008, 2007 and 2006, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to 4,713,125 shares of our common stock from the counterparty at a price of $53.04 per common share. The convertible note hedge agreement will expire on April 15, 2011. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. The call option under the convertible note hedge is exercisable in the event of a note conversion. During 2008, there were no note conversions and, consequently, no exercises under the call option.

At issuance, under the warrant agreement, the counterparty can purchase up to 4,713,125 shares of our common stock at $64.43 per share, upon the occurrence of certain conversion events. The warrant agreement will expire ratably on a series of expiration dates commencing on July 15, 2011. The warrant is exercisable in the event of a note conversion. During 2008, there were no note conversions and, consequently, no exercises under the warrant.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Other Noninterest Income

The following table presents the components of other noninterest income for 2008, 2007 and 2006, respectively:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Service-based fee income (1)	$8,686	$5,356	$970
Fund management fees	8,547	8,583	4,664
Credit card fees	6,225	5,802	4,564
(Losses) gains on foreign exchange loans revaluation, net	(7,567)	1,905	2,680
Other	13,169	10,667	10,687

Total other noninterest income	$29,060	$32,313	$23,565

(1)	Includes noninterest income from SVB Analytics and its subsidiary, eProsper.

15.	Income Taxes

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

The following table provides a summary of changes in our unrecognized tax benefit (including interest and penalties) in 2008:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at January 1, 2008	$1,114	$89	$1,203
Additions based on tax positions related to current year	52	—	52
Additions for tax positions for prior years	15	192	207
Reduction for tax positions for prior years	—	(126)	(126)
Reductions as a result of a lapse of the applicable statute of limitations	(925)	(50)	(975)

Balance at December 31, 2008	$256	$105	$361

The total amount of unrecognized tax benefit at January 1, 2008 was $1.1 million. At December 31, 2008, our unrecognized tax benefit was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at December 31, 2008 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2005 and subsequent years remain open to examination by the Internal Revenue Service. Our California and Massachusetts tax returns for the years 2004 and 2005, respectively, and subsequent years remain open to examination.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of current taxes receivable was $0.4 million and $1.8 million as of December 31, 2008 and 2007, respectively. The components of our provision for income taxes for 2008, 2007 and 2006, consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Current provision:
Federal	$36,682	$77,735	$54,462
State	14,815	22,016	16,556
Deferred expense (benefit):
Federal	4,200	(10,755)	(4,739)
State	(629)	(2,218)	(497)

Income tax expense	$55,068	$86,778	$65,782

The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2008, 2007 and 2006, is as follows:

	Year ended December 31,
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	6.9	6.1	6.7
FAS 123(R) expense on incentive stock options and ESPP	1.4	1.2	2.4
Loss from conversion of certain zero-coupon convertible subordinated notes	1.0	—	—
Meals and entertainment	0.6	0.3	0.4
Low-income housing tax credit	(3.0)	(1.3)	(1.9)
Tax-exempt interest income	(1.1)	(0.4)	(0.7)
Other, net	0.4	0.3	0.6

Effective income tax rate	41.2%	41.2%	42.5%

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) at December 31, 2008 and 2007, consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$50,467	$24,986
Share-based compensation expense	7,282	7,017
Other accruals not currently deductible	5,376	5,805
State income taxes	2,606	5,122
Premises and equipment and other intangibles	8,210	6,593
Goodwill impairment	—	20,976
Net unrealized gains on available-for-sale investment securities	4,004	4,325
Investments	—	4,627
Net operating loss	3,404	2,869
Research and development credit	237	237
Other	5	1,551

Deferred tax assets	81,591	84,108

Deferred tax liabilities:
Loan fee income	(3,526)	(8,458)
Derivative equity warrant assets	(8,917)	(4,149)
Investments	(841)	—
Other	(1,435)	(1,271)

Deferred tax liabilities	(14,719)	(13,878)

Net deferred tax assets	66,872	70,230
Valuation allowance	(3,641)	(3,106)

Net deferred tax assets after valuation allowance	$63,231	$67,124

At December 31, 2008 and 2007, federal net operating loss carryforwards totaled $9.1 million and $7.8 million, respectively, and state net operating loss carryforwards totaled $4.0 million and $2.7 million, respectively. These net operating loss carryforwards expire at various dates beginning in 2013. A portion of our net operating loss carryforwards will be subject to provisions of the tax law that limits the use of losses that existed at the time there is a change in control of an enterprise. At December 31, 2008, the amount of our federal and state net operating loss carryforwards that would be subject to these limitations was $7.2 million and $2.2 million, respectively.

We believe that it is more likely than not that the benefit from these net operating loss carryforward and research and development credits associated with eProsper will not be realized due to the lack of future profitability in that business. In recognition of this risk, we have provided a valuation allowance of $3.6 million and $3.1 million on the deferred tax assets related to these net operating loss carryforward and research and development credits at December 31, 2008 and 2007, respectively. The increase in the valuation allowance resulted from current year losses in that business.

16.	Employee Compensation and Benefit Plans

We have the following employee compensation and benefit plans: (i) Equity Incentive Plans; (ii) Employee Stock Purchase Plan; (iii) Incentive Compensation Plans; (iv) Direct Drive Incentive Compensation Plan;

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(v) Retention Program; (vi) Warrant Incentive Plan; (vii) SVB Financial Group 401(k) and Employee Stock Ownership Plan; (viii) Employee Home Ownership Plan; (ix) SVB Qualified Investors Fund, LLC and SVB Qualified Investors Fund II, LLC; and (x) Deferred Compensation Plan. The Equity Incentive Plans and the Employee Stock Purchase Plan are described in Note 4—“Share-Based Compensation”.

Incentive Compensation Plans

In general, Incentive Compensation Plans (“ICP”) are bonus programs paid based on our financial results. Awards are distributed based on the employee’s target bonus level, our performance, and management’s assessment of individual employee performance. ICP expense was $14.8 million, $43.2 million and $24.5 million in 2008, 2007 and 2006, respectively.

Direct Drive Incentive Compensation Plan

The Direct Drive Incentive Compensation Plan (“Direct Drive”) is an annual sales incentive program. Payments are based on sales teams’ performance to predetermined financial targets. Actual awards for each sales team member under Direct Drive is based on: (i) the actual results and financial performance with respect to the gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member’s sales position and team payout allocation. We define gross profit targets as the revenue goals for total interest income after funds transfer pricing and noninterest income. Income associated with equity warrant assets is not included in the gross profit targets. Additionally, sales team members may receive a discretionary award based on management’s assessment of such member’s contributions and performance during the applicable fiscal year, regardless of achievement of team gross profit targets. Direct Drive expenses were $9.6 million, $7.6 million and $5.7 million in 2008, 2007 and 2006, respectively.

Retention Program

The Retention Program (“RP”) is a long-term incentive plan that allows senior management to share directly in our investment success. Plan participants are granted an interest in the distributions made on certain designated investments made by us, as well as certain fees received by us, during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain private equity funds, venture debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. All designated investments for the program are approved annually by the Board of Directors Compensation Committee. We determine individual allocations in the RP based on individual performance, the individual’s role and the total number of plan participants. Each allocation gives the participant a stated percentage or dollar interest in the future returns on the designated investments and fees in the pool. The interests are not in the underlying investments themselves, but rather in future distributions or returns to us on such investments. Distributions received by us are paid to the participants over the term of the applicable plan, which is generally ten years. RP expenses were $1.1 million, $2.7 million and $1.5 million in 2008, 2007 and 2006, respectively.

Warrant Incentive Plan

The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on our behalf. Designated participants share in the cash received from the exercise of equity warrant assets. Warrant Incentive Plan expenses were $0.8 million, $1.4 million and $1.2 million in 2008, 2007 and 2006, respectively.

SVB Financial Group 401(k) and Employee Stock Ownership Plan

The SVB Financial Group 401(k) (the “401(k) Plan”) and Employee Stock Ownership (“ESOP”) Plan (collectively referred to as the “Plan”) is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular employees are eligible to participate.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees participating in the 401(k) Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $15,500, $15,500 and $15,000 in 2008, 2007 and 2006, respectively. We match the employee’s contributions dollar-for-dollar, up to 5% of the employee’s pre-tax compensation as defined in the Plan. Our matching contributions vest immediately. Our matching 401(k) Plan expenses totaled $4.9 million, $4.9 million and $4.1 million in 2008, 2007 and 2006, respectively. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.

Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash, or our common stock, in an amount not exceeding 10% of the employee’s eligible compensation earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years during a participant’s first five years of service (thereafter all subsequent ESOP contributions are fully vested). Forfeited balances of terminated participants’ nonvested accounts are used first to restore previously forfeited amounts of rehired participants’ accounts and are then used to pay administrative expenses and to reduce our future contributions to the Plan. Forfeited nonvested accounts totaled $0.7 million and $1.0 million at December 31, 2008 and 2007, respectively. During 2008, our contributions to the Plan were reduced by $0.8 million from forfeited nonvested accounts, and administrative expenses totaling $0.1 million were paid from forfeited nonvested accounts.

We did not make any contributions to our ESOP in 2008. Our contributions to our ESOP totaled $7.5 million and $5.4 million in 2007 and 2006, respectively, and all ESOP contributions for those years were made in the form of cash. At December 31, 2008, our ESOP owned 490,381 shares of our common stock. All shares held by our ESOP are treated as outstanding shares in both our basic and diluted earnings per common share computations. At December 31, 2008, we had not committed any shares to the ESOP program.

Employee Home Ownership Plan

The Employee Home Ownership Plan (“EHOP”) is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage, which is due and payable in either five or seven years on their primary residence and is amortized over a 30 year period. Applicants must qualify for a loan through the usual mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80.0% of the lesser of the purchase price or the appraised value. The interest rate on the note is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be up to 2.0% below the market rate. The loan rate shall not be less than the greater of either the five-year Treasury Note plus 25 basis points (for the five year loan) or the average of the five year and 10 year Treasury Note plus 25 basis points (for the seven year loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days. We recognize as compensation expense the aggregate dollar amount by which interest charged to an employee under the EHOP is less than the market rate of interest that would be charged for a comparable loan. Compensation expense attributable to loans issued under the EHOP in 2008, 2007 and 2006 was $1.1 million, $0.5 million and $0.4 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activities of all EHOP loans to employees for 2008 and 2007:

	Year ended December 31,
(Dollars in thousands)	2008	2007
Balance at the beginning of the year	$48,973	$35,565
Loan proceeds disbursed for EHOP	36,195	18,555
Loan repayments for EHOP	(10,409)	(5,147)

Balance at the end of the year	$74,759	$48,973

SVB Qualified Investors Fund, LLC and SVB Qualified Investors Fund II, LLC

SVB Qualified Investor Fund LLC, a $7.6 million investment fund (“QIF”), was formed on behalf of certain eligible employees. QIF was initially fully capitalized by equity contributions by employees. QIF’s principal purpose is to invest in a select number of private equity funds managed primarily by SVB Financial or its affiliates. The fund will continue until December 12, 2013, unless terminated sooner or extended in accordance with the fund operating agreement. In 2005, we formed SVB Qualified Investors Fund II, LLC, a $5.1 million investment fund for eligible employees (“QIF II”), which is structured similarly to QIF. QIF II will continue until April 8, 2018, unless terminated sooner or extended in accordance with the fund operating agreement. We incurred fund administration costs of $0.1 million for each of 2008, 2007, and 2006 for both QIF and QIF II.

Deferred Compensation Plan

In October 2004, we established the Deferred Compensation Plan (the “DC Plan”). The DC Plan became effective on January 1, 2005. Under the DC Plan, eligible employees may elect to defer up to 25% of their base salary and/or up to 100% of any bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the DC Plan, and any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan, nor do we make any other contributions to the DC Plan. Deferrals under the DC Plan were $0.9 million, $0.7 million and $1.1 million in 2008, 2007 and 2006, respectively. The DC Plan investment had a loss of $0.9 million in 2008 and gains of $0.2 million and $0.1 million in 2007 and 2006, respectively.

17.	Related Parties

Loan Transactions

SVB Financial (the Parent) has a commitment under a $75.0 million, partially-syndicated revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. Of the $75.0 million, $35.0 million is syndicated to another lender. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit is secured and bears an interest rate of prime plus one percent. The highest outstanding balance under the facility during 2008, 2007, and 2006 was $69.0 million, $59.0 million and $40.0 million, respectively. At December 31, 2008 and 2007, Gold Hill’s outstanding balance totaled $34.3 million and $31.5 million, respectively.

During 2008, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

Fund Investments

Managed Funds

In 2000, we formed two venture investment funds: SIF I and SVBV. SIF I is a $121.8 million fund that primarily invests in venture capital/private equity funds and SVBV is a $56.1 million direct equity investment fund that invests in privately-held companies. Both funds are managed by their respective general partners, which are wholly-owned subsidiaries of SVB Financial and hold a minority interest in the respective funds. Certain of our directors have also invested in the funds and hold a minority interest: Messrs. Hardymon (through his family limited partnership) ($0.9 million) and Porter ($0.5 million) are limited partners of SIF I, and Messrs. Hardymon (through his family limited partnership) ($1.5 million) and Kramlich ($1.0 million) are limited partners of SVBV.

In 2004, we created SIF II, a $175.0 million fund-of-funds that invests primarily in venture capital/private equity funds. SIF II is managed by its general partner, which is a wholly-owned subsidiary of SVB Financial and holds a minority interest in the fund. Certain of our directors have invested in SIF II and hold a minority interest as a limited partner: Messrs. Hardymon (through his family limited partnership) ($1.0 million) and Porter ($0.1 million).

In 2006, we created SICP, a $53.9 million direct equity investment fund that invests in privately-held companies in India. SICP is managed by its general partner, which is a wholly-owned subsidiary of SVB Financial and holds a minority interest in the fund. Certain of our directors have invested in SICP and hold a minority interest as a limited partner: Messrs. Benhamou (through Benhamou Global Ventures) ($0.3 million), Friedman (through his family trust) ($0.1 million) and Porter ($0.2 million), and Mmes. Krishnan (through her family trust) ($0.3 million), and Rodeno ($0.3 million).

In 2007, we created SCPII, a $90.1 million fund that invests in privately held companies. SCPII is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund. One of our directors has invested in SCPII and holds a minority interest as a limited partner: Mr. Hardymon (through his family limited partnership) ($0.5 million).

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

In 2005, Partners for Growth II, LP, a sponsored debt fund (“PFG II”), was created. The total size of PFG II is approximately $62.0 million. The general partner of PFG II is not owned or controlled by us. Certain of our directors are also limited partners in PFG II and hold a minority interest: Mr. Hardymon ($1.0 million) and Ms. Rodeno ($0.3 million).

In 2008, Gold Hill Capital 2008, L.P., a venture debt fund in the Gold Hill Funds family, and certain affiliated funds (the “Gold Hill II Funds”), were created. The total target size of the Gold Hill II Funds is over

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$200.0 million, of which we have a combined non-controlling commitment total in the general partner and the Gold Hill II Funds of $20.0 million. Certain of our directors are also limited partners of the Gold Hill II Funds and hold a minority interest: Mr. Hardymon (through his family limited partnership) ($0.5 million) and Ms. Rodeno ($0.3 million).

Employee Funds

In 2000, we created SVB Qualified Investors Fund, LLC (“QIF”), a $7.6 million investment fund for employees that met certain eligibility requirements. To be eligible to participate in QIF, an employee must be of a certain grade level and must be an “accredited investor,” as such term is defined by the SEC. QIF was initially capitalized by commitments and contributions from certain eligible employees including our senior management. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF’s principal purpose is to invest in a select number of venture capital/private equity funds managed primarily by us or our affiliates. In 2008, the following individuals were executive officers who participated in QIF, each with individual commitment amounts ranging between $0.1 million and $0.5 million: Messrs. Wilcox, Becker, Jones, Kellogg, and Verissimo. QIF is also a limited partner of, and holds a minority interest in, each of SIF I ($2.7 million), SIF II ($2.1 million) and SVBV ($2.0 million).

In 2005, we formed SVB Qualified Investors Fund II, LLC (“QIF II”), a $5.1 million investment fund for employees that met certain eligibility requirements similar to those of QIF. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF II’s principal purpose is to invest in a select number of venture capital/private equity funds managed primarily by us or our affiliates. In 2008, the following individuals were executive officers who participated in QIF II, each with individual commitment amounts ranging between $50 thousand and $0.3 million: Messrs. Wilcox, Becker, Jones, Kellogg, and Verissimo, and Ms. Dent. QIF II is also a limited partner of, and holds a minority interest in each of SIF II ($0.4 million), SCPII ($0.75 million), SICP ($0.5 million), and SVB Strategic Investors Fund III, LP (“SIF III”) ($1.0 million). SIF III is a $255.5 million fund-of-funds that invests primarily in private equity funds. SIF III is managed by its general partner, which is a wholly-owned subsidiary of SVB Financial and holds a minority interest in the fund.

Other Transactions

SVB Business Partners (Shanghai) Co., Ltd., a wholly-owned subsidiary of SVB Financial (“SVB Shanghai”), had an agreement with New Enterprise Associates (Beijing), Ltd. (“NEA Beijing”), under which SVB Shanghai had provided business consulting services. The agreement terminated in March 2008. NEA Beijing is a wholly-owned subsidiary of NEA Management Company, LLC (“NEA Management”), a company in which C. Richard Kramlich, a director of SVB Financial, has an ownership interest.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments

Operating Leases

We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2014, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2008:

Year ended December 31, (Dollars in thousands) :
2009	$12,621
2010	10,101
2011	8,178
2012	6,482
2013	5,277
2014 and thereafter	2,745

Net minimum operating lease payments	$45,404

Rent expense for premises and equipment leased under operating leases totaled $10.7 million, $13.0 million and $11.4 million in 2008, 2007 and 2006, respectively.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2008 and 2007, respectively:

	December 31,
(Dollars in thousands)	2008	2007
Commitments available for funding: (1)
Fixed interest rate commitments	$689,063	$498,103
Variable interest rate commitments	4,941,423	4,440,522

Total commitments available for funding	$5,630,486	$4,938,625

Commitments unavailable for funding (2)	$922,170	$726,359
Maximum lending limits for accounts receivable factoring arrangements (3)	476,329	443,835
Reserve for unfunded credit commitments	14,698	13,446

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are unavailable for funding, due to clients’ failure to meet all collateral, compliance and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

Our potential exposure to credit loss for commitments to extend credit, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes our commercial and standby letters of credit at December 31, 2008. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$614,752	$43,927	$658,679	$658,679
Performance standby letters of credit	23,379	20,148	43,527	43,527
Commercial letters of credit	3,123	690	3,813	3,813

Total	$641,254	$64,765	$706,019	$706,019

At December 31, 2008 and 2007, deferred fees related to financial and performance standby letters of credit were $4.8 million and $3.8 million, respectively. At December 31, 2008, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credit was $279.4 million.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Card Guarantees

The Bank, as a financial provider, routinely guarantees credit cards for some of our customers that have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets, which the Bank has rights to in the event of nonperformance by customers. The total amount of these guarantees were $87.4 million and $81.8 million at December 31, 2008 and 2007, respectively. We do not believe that any losses that may be incurred by the Bank as a result of these guarantees will be material in nature. Credit card fees totaled $6.2 million, $5.8 million and $4.6 million in 2008, 2007 and 2006, respectively.

Commitments to Invest in Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitment over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total unfunded capital commitments as well as our ownership in each fund based on our total capital commitment at December 31, 2008.

Our Ownership in Limited Partnership (Dollars in thousands)	Capital Commitments	Unfunded Commitments	Ownership
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	594	5.1
SVB Strategic Investors Fund, LP	15,300	1,530	12.6
SVB Strategic Investors Fund II, LP	15,000	4,575	8.6
SVB Strategic Investors Fund III, LP	15,000	9,000	5.9
SVB Strategic Investors Fund IV, LP	9,522	9,335	5.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	6,450	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	21	9.3
SVB India Capital Partners I, LP	7,750	4,340	14.4
Other Fund Investments (3)	454,032	348,452	—

Total	$583,804	$394,317

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(3)	Represents commitments to 362 venture capital and private equity funds where our ownership interest is less than 5% of the voting stock of each such fund. Of the $348.5 million of unfunded commitments, approximately $298.7 million represents investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we plan to form (“New Fund Commitments”). The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds once they are formed with the binding commitments of outside investors.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Fair Value of Financial Instruments

Fair Value Measurements

Our marketable investment securities, non-marketable investment securities and derivatives are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, in accordance with SFAS No. 157:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Marketable securities:
Available-for-sale securities:
U.S. agencies and corporations:
Collateralized mortgage obligations	$—	$579,749	$—	$579,749
Mortgage-backed securities	—	467,450	—	467,450
U.S. agency debentures	—	113,603	—	113,603
Commercial mortgage-backed securities	—	47,481	—	47,481
Municipal bonds and notes	—	108,755	—	108,755
Marketable equity securities	152	—	—	152
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	153	1,317,038	—	1,317,191
Marketable securities (investment company fair value accounting)	1,703	—	—	1,703

Total marketable securities	1,856	1,317,038	—	1,318,894

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	242,645	242,645
Other private equity investments	—	—	82,444	82,444
Other investments	—	—	1,547	1,547

Total non-marketable securities (investment company fair value accounting)	—	—	326,636	326,636

Other assets:
Interest rate swaps	—	94,142	—	94,142
Foreign exchange forward contracts	—	37,189	—	37,189
Equity warrant assets	—	1,960	41,699	43,659

Total assets (1)	$1,856	$1,450,329	$368,335	$1,820,520

Liabilities
Foreign exchange forward contracts	$—	$32,632	$—	$32,632

Total liabilities	$—	$32,632	$—	$32,632

(1)	Included in Level 1 and Level 3 assets are $1.0 million and $297.4 million, respectively, attributable to minority interests calculated based on the ownership percentages of the minority interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2008:

(Dollars in thousands)	Beginning Balance at January 1, 2008	Total Realized and Unrealized Gains (Losses) Included in Income		Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers In and/or (Out) of Level 3	Ending Balance at December 31, 2008
		Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income
Year ended December 31, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$194,862	$7,343	$(13,080)	$(5,737)	$53,520	$—	$242,645
Other private equity investments	44,872	1,135	2,054	3,189	34,383	—	82,444
Other investments	3,098	—	(527)	(527)	(1,024)	—	1,547

Total non-marketable securities (investment company fair value accounting) (1)	242,832	8,478	(11,553)	(3,075)	86,879	—	326,636

Other assets:
Equity warrant assets (2)	26,911	7,360	5,280	12,640	2,121	27	41,699

Total assets	$269,743	$15,838	$(6,273)	$9,565	$89,000	$27	$368,335

(1)	Realized and unrealized gains (losses) of our total non-marketable securities are recorded on the line item “(losses) gains on investment securities, net” a component of noninterest income.
(2)	Realized and unrealized gains (losses) of our equity warrant assets are recorded on the line item “gains on derivative instruments, net” a component of noninterest income.

The following table presents the cumulative unrealized gains (losses) for Level 3 assets at December 31, 2008:

(Dollars in thousands)	December 31, 2008
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$(16,613)
Other private equity investments	2,210
Other investments	(699)

Total non-marketable securities (investment company fair value accounting)	(15,102)
Other assets:
Equity warrant assets	8,474

Total unrealized losses	$(6,628)

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above in our SFAS No. 157 disclosures.

Short-Term Financial Assets

Short-term financial assets include cash on hand, cash balances due from banks, interest-earning deposits, securities purchased under agreement to resell and other short-term investment securities. The carrying amount is a reasonable estimate of fair value because of the insignificant risk of changes in fair value due to changes in market interest rates, and purchased in conjunction with our cash management activities.

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

Long-Term Debt

Long-term debt includes our contingently convertible debt, junior subordinated debentures, senior and subordinated notes, and other long-term debt (see Note 12- “Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2008 and 2007. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

Limitations

The information presented herein is based on pertinent information available to us as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end, and the estimated fair values of these financial instruments may have changed significantly since that point in time.

The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2008 and 2007.

(Dollars in thousands)	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities—non-marketable	$140,570	$143,724	$88,063	$89,369
Net loans	5,398,857	5,518,431	4,104,437	4,156,006
Financial liabilities:
Deposits	7,473,472	7,471,614	4,611,203	4,607,063
5.70% senior notes	279,370	232,500	259,706	248,641
6.05% subordinated notes	313,953	205,000	261,099	241,727
Zero-coupon convertible subordinated notes	—	—	149,269	224,413
3.875% convertible senior notes	250,000	199,795	—	—
7.0% junior subordinated debentures	55,914	32,577	52,511	42,887
Other long-term debt	101,403	101,695	152,669	154,112
Off-balance sheet financial assets:
Commitments to extend credit	—	17,920	—	18,042

20.	Regulatory Matters

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2008 and 2007:

(Dollars in thousands)	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement
December 31, 2008:
Total risk-based capital ratio:
SVB Financial Group	17.58%	$1,446,287	8.0%	$657,636
Bank	13.79	1,118,180	8.0	648,747
Tier 1 risk-based capital ratio:
SVB Financial Group	12.51	1,029,340	4.0	328,818
Bank	8.66	702,606	4.0	324,373
Tier 1 leverage ratio:
SVB Financial Group	13.00	1,029,340	4.0	316,431
Bank	9.20	702,606	4.0	305,518

December 31, 2007:
Total risk-based capital ratio:
SVB Financial Group	16.02%	$1,044,918	8.0%	$521,922
Bank	14.51	915,646	8.0	504,858
Tier 1 risk-based capital ratio:
SVB Financial Group	11.07	722,006	4.0	260,961
Bank	9.41	593,822	4.0	252,429
Tier 1 leverage ratio:
SVB Financial Group	11.91	722,006	4.0	242,458
Bank	10.19	593,822	4.0	233,016

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Segment Reporting

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

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking and SVB Capital were determined to be reportable segments as of December 31, 2008. SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division did not separately meet the reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have not reached reportable levels of revenue, net income or assets outside the United States and as such we do not present geographic segment information.

Changes to Segment Reporting Effective January 1, 2008

•	FTP is calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes. Prior to January 1, 2008, FTP was calculated at an instrument level based on account characteristics.
•

Expenses reported under each operating segment relate only to the direct and allocated direct costs associated with each segment. Prior to January 1, 2008, costs associated with corporate support functions were allocated to the operating segments.

•

Total average assets equals total average assets from the general ledger. Prior to January 1, 2008, total average assets were calculated as the greater of total average assets or total average deposits and total average stockholders’ equity combined.

•

We include all warrant income (cash exercise and valuation) recognized in the Reconciling Items column. Prior to January 1, 2008, cash exercises were recognized in noninterest income under the appropriate segment where the client resided, which was primarily within Commercial Bank.

We have reclassified all prior period amounts to conform to the current period’s presentation.

Reconciliation of Segment and Consolidated Company Noninterest Expense

Effective January 1, 2008, we include our actual incentive compensation expense at the segment level. Prior to January 1, 2008, we recorded the budgeted incentive compensation expense for each segment as its actual and any differences between segment budget and actual for incentive compensation was recorded in the Reconciling Items column. At the consolidated company level, for 2008 compared to 2007, we reported that compensation and benefits costs decreased significantly by $36.6 million. However, within each operating segment above, we noted that noninterest expense (which primarily consisted of compensation and benefits expense) increased or remained relatively flat for 2008 when compared to 2007. The primary drivers for the overall Company level decrease in compensation and benefits expense from 2007 to 2008 was the result of the following factors, which under our management reporting do not get recorded at the operating segment level but instead are recorded at the administrative / corporate level and are included in the “Reconciling Items” column above.

•

Results for 2007 included the compensation and benefits expense related to SVB Alliant, our former investment banking unit that we shut down in March 2008. Total noninterest expense related to SVB Alliant for 2007 was $34.4 million.

•

Incentive compensation in 2007 was significantly higher relative to the 2007 budget as our performance substantially exceeded expected targets for incentive compensation plans. However, the 2008 incentive compensation expense is lower relative to 2007 as a result of actual 2008 annual financial results being below our expectations.

•

Additionally, for 2007, we recorded the difference between budget and actual amounts of incentive compensation for all operating segments in the “Reconciling Items” column. This amount totaled $14.3 million in 2007.

•	The above decreases were partially offset by increases in the number of employees to support our growth and annual salary increases in 2008 compared to 2007.

Our Commercial Banking Business Group is comprised of the Bank and its subsidiaries. Through this segment, we provide solutions to the financial needs of commercial clients through lending, deposit accounts, cash management and global banking and trade products and services. We serve venture capital/private equity

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

firms, as well as corporate clients in all stages of maturity ranging from emerging-technology companies to established private and public companies, in the technology and life science industries.

SVB Capital focuses on the business needs of our venture capital/private equity clients, with whom we have established and maintain relationships domestically and internationally. Through this segment, we focus primarily on funds management, as well as developing strategic business relationships with the private equity communities, in particular the venture capital community. Funds managed or sponsored by SVB Capital invest in portfolio companies and other venture capital/private equity funds. The group manages seven venture capital/private equity funds and oversees investments, including our investments in several sponsored debt funds. These sponsored debt funds include Gold Hill Venture Lending 03, LP and its parallel funds, which primarily provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds, which are sponsored debt funds that provide secured debt primarily to higher-risk, more established middle-market clients in their later stages.

Other Business Services includes SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division. SVB Global serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, such as the United Kingdom, India, China and Israel. SVB Global includes our foreign subsidiaries, which support our clients and facilitate their activities in those markets. SVB Private Client Services provides a range of credit services to targeted high-net-worth individuals using both long- term secured and short-term unsecured lines of credit. SVB Private Client Services also helps our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. SVB Analytics provides equity valuation and equity management services, including capitalization data management through eProsper, to private companies and venture capital firms. SVB Analytics holds a controlling interest in eProsper. SVB Wine Division provides banking and financial products and services to our premium wine industry clients, including vineyard development loans.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment information as of and for the years ended December 31, 2008, 2007 and 2006 is as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	Other Business Services	Reconciling Items	Total
Year Ended December 31, 2008
Net interest income	$319,974	$171	$42,004	$9,860	$372,009
Provision for loan losses	—	—	—	(100,713)	(100,713)
Noninterest income	130,088	5,583	11,193	9,284	156,148
Noninterest expense (1)	(94,035)	(17,380)	(40,849)	(160,623)	(312,887)
Minority interest in net loss of consolidated affiliates	—	—	—	19,139	19,139

Income (loss) before income tax expense (2)	$356,027	$(11,626)	$12,348	$(223,053)	$133,696

Total average loans	$3,603,563	$—	$965,515	$63,970	$4,633,048
Total average assets	3,640,562	407,728	999,520	2,371,942	7,419,752
Total average deposits	4,451,405	—	427,134	17,785	4,896,324
Goodwill at December 31, 2008	—	—	4,092	—	4,092

Year Ended December 31, 2007
Net interest income	$338,724	$646	$34,165	$7,398	$380,933
Provision for loan losses	—		—	(16,836)	(16,836)
Noninterest income	114,752	20,461	7,650	78,521	221,384
Noninterest expense, excluding impairment of goodwill (1)	(94,440)	(14,557)	(31,335)	(188,933)	(329,265)
Impairment of goodwill	—	—	—	(17,204)	(17,204)
Minority interest in net income of consolidated affiliates	—	—	—	(28,596)	(28,596)

Income (loss) before income tax expense (2)	$359,036	$6,550	$10,480	$(165,650)	$210,416

Total average loans	$2,674,644	$—	$808,316	$39,366	$3,522,326
Total average assets	2,696,304	292,854	829,825	2,201,134	6,020,117
Total average deposits	3,700,711	—	257,506	4,043	3,962,260
Goodwill at December 31, 2007	—	—	4,092	—	4,092

Year Ended December 31, 2006
Net interest income	$295,125	$772	$33,018	$23,542	$352,457
Provision for loan losses	—	—	—	(9,877)	(9,877)
Noninterest income	93,886	10,524	3,974	32,822	141,206
Noninterest expense, excluding impairment of goodwill (1)	(85,883)	(9,140)	(22,095)	(186,951)	(304,069)
Impairment of goodwill	—	—	—	(18,434)	(18,434)
Minority interest in net income of consolidated affiliates	—	—	—	(6,308)	(6,308)

Income (loss) before income tax expense (2)	$303,128	$2,156	$14,897	$(165,206)	$154,975

Total average loans	$2,135,444	$—	$716,214	$30,430	$2,882,088
Total average assets	2,142,659	212,454	731,808	2,300,514	5,387,435
Total average deposits	3,686,322	—	224,742	10,793	3,921,857
Goodwill at December 31, 2006	—	—	4,092	17,204	21,296

(1)	The Commercial Banking segment includes direct depreciation and amortization of $2.3 million, $2.8 million, and $1.8 million in 2008, 2007 and 2006, respectively. Due to the complexity of our cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $13.9 million, $13.4 million and $7.5 million in 2008, 2007 and 2006, respectively).
(2)	The internal reporting model used by management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Parent Company Only Condensed Financial Information

The condensed balance sheets of SVB Financial at December 31, 2008 and 2007, and the related condensed statements of income and cash flows for 2008, 2007 and 2006, are presented below.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2008	2007
Assets:
Cash and due from banks	$231,808	$5,390
Securities purchased under agreements to resell and other short-term investment securities	53,500	39,496
Investment securities	130,260	82,311
Loans, net of unearned income	34,037	31,354
Other assets	87,251	58,438
Investment in subsidiaries:
Bank subsidiary	697,966	587,214
Nonbank subsidiaries	70,711	102,990

Total assets	$1,305,533	$907,193

Liabilities and Stockholders’ Equity:
Zero-coupon convertible subordinated notes	$—	$149,269
3.875% convertible senior notes	250,000	—
7.0% junior subordinated debentures	55,914	52,511
Other liabilities	10,868	28,759

Total liabilities	316,782	230,539

Stockholders’ equity	988,751	676,654

Total liabilities and stockholders’ equity	$1,305,533	$907,193

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Interest income	$5,163	$4,646	$5,031
Interest expense	(11,767)	(5,678)	(4,083)
Dividend income from bank subsidiary	25,000	180,000	100,000
Gains on derivative instruments, net	6,011	21,525	9,759
(Losses) gains on investment securities, net	(1,087)	2,558	(558)
General and administrative expenses	(75,474)	(47,149)	(29,187)
Income tax benefit	32,727	8,321	6,398

(Loss) income before net income of subsidiaries	(19,427)	164,223	87,360
Equity in undistributed net income (loss) of nonbank subsidiaries	1,971	(2,320)	(13,033)
Equity in undistributed net income (loss) of bank subsidiary	96,084	(38,265)	15,058

Net income	$78,628	$123,638	$89,385

Preferred stock dividend and discount accretion	(707)	—	—

Net income available to common stockholders	$77,921	$123,638	$89,385

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$78,628	$123,638	$89,385
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	3,858	—	—
Gains on derivative instruments, net	(6,011)	(21,525)	(9,759)
Losses (gains) on investment securities, net	1,087	(2,558)	558
Net (income) loss of bank subsidiary	(96,084)	38,265	(15,058)
Net (income) loss on nonbank subsidiaries	(1,971)	2,320	13,033
Amortization of share-based compensation	13,606	15,131	21,340
(Increase) decrease in other assets	(13,423)	17,845	1,171
(Decrease) increase in other liabilities	(18,479)	(9,663)	14,332
Increase in payable to Bank	—	—	(26,456)
Other, net	11,905	10,332	10,278

Net cash (used for) provided by operating activities	(26,884)	173,785	98,824

Cash flows from investing activities:
Net (increase) decrease in investment securities	(48,714)	21,795	(3,256)
Net (increase) decrease in loans	(2,683)	8,436	(25,064)
Investment in bank subsidiaries	(14,668)	(42,004)	(39,781)
Investment in nonbank subsidiaries	31,870	(9,687)	(3,550)

Net cash used for investing activities	(34,195)	(21,460)	(71,651)

Cash flows from financing activities:
(Decrease) increase in borrowings, net	—	(9,864)	9,864
Net payments for settlement of zero-coupon convertible subordinated notes	(149,732)	—	—
Proceeds from issuance of 3.875% convertible senior notes, note hedge and warrant, net of issuance costs	222,686	—	—
Stock compensation related tax benefits	6,361	7,184	12,034
Proceeds from issuance of common stock and Employee Stock Purchase Plan	32,803	31,212	33,872
Proceeds from the issuance of preferred stock and common stock warrant issued under the Capital Purchase Program	235,000	—	—
Repurchases of common stock	(45,617)	(146,754)	(103,759)

Net cash provided by (used for) financing activities	301,501	(118,222)	(47,989)

Net increase (decrease) in cash and cash equivalents	240,422	34,103	(20,816)
Cash and cash equivalents at beginning of year	44,886	10,783	31,599

Cash and cash equivalents at end of year	$285,308	$44,886	$10,783

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Unaudited Quarterly Financial Data

Our supplemental consolidated financial information for each three month period in 2008 and 2007 are as follows:

(Dollars in thousands, except per share amounts)	Three months ended
	March 31,	June 30,	September 30,	December 31,
2008:
Interest income	$108,583	$103,863	$113,395	$113,650
Interest expense	(16,502)	(15,999)	(18,266)	(16,715)

Net interest income	92,081	87,864	95,129	96,935
Provision for loan losses	(7,723)	(8,351)	(13,682)	(70,957)
Noninterest income	41,565	43,937	41,747	28,899
Noninterest expense	(83,437)	(87,189)	(80,431)	(61,830)
Minority interest in net loss of consolidated affiliates	4,218	1,534	1,693	11,694

Income before income tax expense	46,704	37,795	44,456	4,741
Income tax expense	(18,801)	(16,500)	(17,448)	(2,319)

Net income	$27,903	$21,295	$27,008	$2,422

Preferred stock dividend and discount accretion	—	—	—	(707)

Net income available to common stockholders	$27,903	$21,295	$27,008	$1,715

Earnings per common share—basic	$0.86	$0.66	$0.83	$0.05
Earnings per common share—diluted	0.81	0.62	0.80	0.05
Goodwill at period-end	4,092	4,092	4,092	4,092

2007:
Interest income	$105,966	$109,731	$113,171	$114,518
Interest expense	(12,602)	(15,155)	(17,463)	(17,233)

Net interest income	93,364	94,576	95,708	97,285
(Provision for) recovery of loan losses	407	(8,117)	(3,155)	(5,971)
Noninterest income	47,461	55,700	65,034	53,189
Noninterest expense	(82,117)	(97,916)	(82,959)	(83,477)
Minority interest in net income of consolidated affiliates	(10,356)	(5,825)	(10,458)	(1,957)

Income before income tax expense	48,759	38,418	64,170	59,069
Income tax expense	(20,368)	(15,553)	(26,054)	(24,803)

Net income	$28,391	$22,865	$38,116	$34,266

Earnings per common share—basic	$0.82	$0.67	$1.12	$1.04
Earnings per common share—diluted	0.76	0.61	1.03	0.96
Goodwill at period-end	21,296	4,092	4,092	4,092

24.	Legal Matters

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other things, processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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

The information set forth under the sections titled “Proposal No. 1—Election of Directors”, “Information on Executive Officers”, “Board Committees and Meeting Attendance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial Group’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the sections titled “Information on Executive Officers”, “Compensation Discussion and Analysis”, “Compensation for Named Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial Group’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial Group’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2008 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (2))
Equity compensation plans approved by stockholders	3,130,929	$37.25	2,952,391
Equity compensation plans not approved by stockholders	n/a	n/a	n/a

Total	3,130,929	$37.25	2,952,391

(1)	Represents options granted under our 2006 Equity Incentive Plan, Amended and Restated 1997 Equity Incentive Plan and Amended and Restated 1989 Stock Option Plan. This number does not include securities to be issued for unvested restricted stock and restricted stock unit awards of 393,463 shares.
(2)	Includes shares available for issuance under our 2006 Equity Incentive Plan. This table does not include 602,304 shares available for issuance under the 1999 Employee Stock Purchase Plan.

For additional information concerning our equity compensation plans, refer to Note 4—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters—Board Independence” in the definitive proxy statement for SVB Financial Group’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial Group’s 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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
Dated: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ALEX W. HART Alex W. Hart	Chairman of the Board of Directors and Director	March 2, 2009

/S/ KENNETH P. WILCOX Kenneth P. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/S/ MICHAEL DESCHENEAUX Michael Descheneaux	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009

/S/ ERIC A. BENHAMOU Eric A. Benhamou	Director	March 2, 2009

/S/ DAVID M. CLAPPER David M. Clapper	Director	March 2, 2009

/S/ ROGER F. DUNBAR Roger F. Dunbar	Director	March 2, 2009

/S/ JOEL P. FRIEDMAN Joel P. Friedman	Director	March 2, 2009

/S/ G. FELDA HARDYMON G. Felda Hardymon	Director	March 2, 2009

/S/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 2, 2009

/S/ LATA KRISHNAN Lata Krishnan	Director	March 2, 2009

/S/ JAMES R. PORTER James R. Porter	Director	March 2, 2009

/S/ MICHAELA K. RODENO Michaela K. Rodeno	Director	March 2, 2009

/S/ KYUNG H. YOON Kyung H. Yoon	Director	March 2, 2009

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between SVB Financial and Alliant Partners	8-K	000-15637	2.1	October 2, 2001
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.14	Amendment No. 2 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008
4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.20	April 30, 2008
4.16	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008
4.17	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.2	April 7, 2008
4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008
4.19	Letter Agreement re Warrants, dated as of April 1, 2008 by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.4	April 7, 2008
4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008
4.21	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial	8-K	000-15637	4.21	December 15, 2008
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.3	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.6	March 16, 2005
*10.4	Amended and Restated Retention Program Plan (RP Years 1999 – 2007)*	10-Q	000-15637	10.4	August 7, 2008
*10.5	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.6	1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.7	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 10, 2008
*10.8	Senior Management Incentive Compensation Plan	10-K	000-15637	10.18	March 27, 2006
*10.9	Deferred Compensation Plan	10-Q	000-15637	10.21	November 9, 2007
*10.10	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive Plan	8-K	000-15637	10.30	November 5, 2004
*10.11	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.12	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.13	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.14	Change in Control Severance Plan	10-Q	000-15637	10.14	August 7, 2008
*10.15	2006 Equity Incentive Plan	10-Q	000-15637	10.15	November 10, 2008
*10.16	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K	000-15637	99.1	June 8, 2006
*10.17	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K	000-15637	99.2	June 8, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.18	Form of Restricted Stock Unit Agreement for Executive Officers under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.18	November 10, 2008
*10.19	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan	8-K	000-15637	99.4	June 8, 2006
*10.20	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	8-K	000-15637	99.5	June 8, 2006
*10.21	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.22	Offer Letter dated April 25, 2008, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
*10.23	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.23	November 10, 2008
*10.24	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.24	November 10, 2008
*10.25	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.27	November 10, 2008
10.26	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
10.27	Purchase Agreement, dated April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	10.1	April 7, 2008
10.28	Letter Agreement, dated as of December 12, 2008, between the United States Department of the Treasury and SVB Financial, including Security Purchase Agreement	8-K	000-15637	10.28	December 15, 2008
10.29	SVB Capital Carried Interest Long Term Incentive Plan					X
10.30	Global Amendment to Benefit Plans to Comply with EESA in Connection with CPP Participation					X
12.1	Ratio of Earnings to Fixed Charges and Preferred Dividends					X
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial Group					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					*	*

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith.