Form 10-Q
period 2009-03-31
SVB FINANCIAL GROUP
filed 2009-05-08
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2009, 32,978,109 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$3,362,216	$1,791,396
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	286,787	647,414
Investment securities	2,032,157	1,786,100
Loans, net of unearned income	5,003,069	5,506,253
Allowance for loan losses	(110,010)	(107,396)

Net loans	4,893,059	5,398,857

Premises and equipment, net of accumulated depreciation and amortization	29,341	30,589
Goodwill	—	4,092
Accrued interest receivable and other assets	355,208	362,360

Total assets	$10,958,768	$10,020,808

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$5,228,830	$4,419,965
Negotiable order of withdrawal (NOW)	43,802	58,133
Money market	1,061,547	1,213,086
Foreign money market	45,439	53,123
Time	393,433	379,200
Sweep	1,709,273	1,349,965

Total deposits	8,482,324	7,473,472

Short-term borrowings	56,450	62,120
Other liabilities	163,422	175,553
Long-term debt	964,175	995,423

Total liabilities	9,666,371	8,706,568

Commitments and contingencies (Note 12)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, Series B Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 235,000 shares authorized; 235,000 shares issued and outstanding, net of discount	221,783	221,185
Common stock, $0.001 par value, 150,000,000 shares authorized; 32,935,515 and 32,917,007 shares outstanding, respectively	33	33
Additional paid-in capital	71,761	66,201
Retained earnings	701,708	712,254
Accumulated other comprehensive loss	(3,162)	(5,789)

Total SVBFG stockholders’ equity	992,123	993,884
Noncontrolling interests	300,274	320,356

Total equity	1,292,397	1,314,240

Total liabilities and total equity	$10,958,768	$10,020,808

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2009	2008
Interest income:
Loans	$88,251	$89,759
Investment securities:
Taxable	14,851	13,770
Non-taxable	1,061	937
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,376	4,117

Total interest income	106,539	108,583

Interest expense:
Deposits	6,847	5,269
Borrowings	8,181	12,536

Total interest expense	15,028	17,805

Net interest income	91,511	90,778
Provision for loan losses	43,466	7,723

Net interest income after provision for loan losses	48,045	83,055

Noninterest (loss) income:
Foreign exchange fees	7,466	7,844
Deposit service charges	6,823	5,891
Client investment fees	6,248	13,722
Letters of credit and standby letters of credit income	2,892	2,946
Gains on derivative instruments, net	1,814	2,599
Corporate finance fees	—	3,640
Losses on investment securities, net	(35,045)	(6,112)
Other	6,192	11,035

Total noninterest (loss) income	(3,610)	41,565

Noninterest expense:
Compensation and benefits	48,280	53,781
Professional services	12,080	8,801
Premises and equipment	5,407	5,188
Net occupancy	4,305	4,348
Impairment of goodwill	4,092	—
Business development and travel	3,273	3,422
FDIC assessments	2,675	436
Correspondent bank fees	1,913	1,506
(Reduction of) provision for unfunded credit commitments	(2,284)	(165)
Other	7,399	6,120

Total noninterest expense	87,140	83,437

(Loss) income before income tax (benefit) expense	(42,705)	41,183
Income tax (benefit) expense	(1,702)	18,283

Net (loss) income	(41,003)	22,900
Net loss attributable to noncontrolling interests	33,993	4,218

Net (loss) income attributable to SVBFG	$(7,010)	$27,118

Preferred stock dividend and discount accretion	(3,536)	—

Net (loss) income available to common stockholders	$(10,546)	$27,118

(Loss) earnings per common share—basic	$(0.32)	$0.84
(Loss) earnings per common share—diluted	$(0.32)	$0.78

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Net (loss) income	$(41,003)	$22,900
Other comprehensive income, net of tax:
Cumulative translation (losses) gains:
Foreign currency translation losses	(1,431)	(98)
Related tax effect	365	39
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains	6,268	4,956
Related tax effect	(2,571)	(2,045)
Reclassification adjustment for realized (losses) gains included in net (loss) income attributable to SVBFG	(7)	821
Related tax effect	3	(337)

Other comprehensive income, net of tax	2,627	3,336

Comprehensive (loss) income	(38,376)	26,236
Net loss attributable to noncontrolling interests	33,993	4,218

Comprehensive (loss) income attributable to SVBFG	$(4,383)	$30,454

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	SVBFG Stockholders
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	32,670,557	$33	$13,167	$669,703	$(6,290)	$676,613	$240,102	$916,715

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	188,693	—	5,510	—	—	5,510	—	5,510
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	2,022	—	—	2,022	—	2,022
Net income (loss)	—	—	—	—	—	27,118	—	27,118	(4,218)	22,900
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	36,845	36,845
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	3,395	3,395	—	3,395
Translation adjustments	—	—	—	—	—	—	(59)	(59)	—	(59)
Common stock repurchases	—	—	(979,628)	(1)	(11,870)	(32,749)	—	(44,620)	—	(44,620)
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	3,647	—	—	3,647	—	3,647
Other-net	—	—	—	—	1,499	13	—	1,512	—	1,512

Balance at March 31, 2008	—	$—	31,879,622	$32	$13,975	$664,085	$(2,954)	$675,138	$272,729	$947,867

Balance at December 31, 2008	235,000	$221,185	32,917,007	$33	$66,201	$712,254	$(5,789)	$993,884	$320,356	$1,314,240

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	18,508	—	85	—	—	85	—	85
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	1,342	—	—	1,342	—	1,342
Net (loss)	—	—	—	—	—	(7,010)	—	(7,010)	(33,993)	(41,003)
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	13,911	13,911
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	—	3,693	3,693	—	3,693
Translation adjustments	—	—	—	—	—	—	(1,066)	(1,066)	—	(1,066)
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	3,908	—	—	3,908	—	3,908
Preferred stock dividend and discount accretion	—	598	—	—	—	(3,536)	—	(2,938)	—	(2,938)
Other-net	—	—	—	—	225	—	—	225	—	225

Balance at March 31, 2009	235,000	$221,783	32,935,515	$33	$71,761	$701,708	$(3,162)	$992,123	$300,274	$1,292,397

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net (loss) income attributable to SVBFG	$(7,010)	$27,118
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill	4,092	—
Provision for loan losses	43,466	7,723
(Reduction of) provision for unfunded credit commitments	(2,284)	(165)
Changes in fair values of derivatives, net	(1,452)	2,325
Losses on investment securities, net	35,045	6,112
Depreciation and amortization	7,239	7,209
Net loss attributable to noncontrolling interests	(33,993)	(4,218)
Tax benefit of original issue discount	1,105	627
Tax benefit of share-based compensation and other	178	620
Amortization of share-based compensation	3,887	3,647
Amortization of deferred warrant-related loan fees	(2,126)	(1,862)
Deferred income tax (benefit) expense	(2,937)	8,669
Loss on valuation adjustments to other real estate owned property	50	114
Changes in other assets and liabilities:
Accrued interest, net	5,503	3,928
Accounts receivable	(4,031)	269
Income tax receivable, net	(11,930)	2,969
Accrued compensation	(16,313)	(42,914)
Foreign exchange spot contracts, net	(8,106)	4,050
Other, net	2,807	2,109

Net cash provided by operating activities	13,190	28,330

Cash flows from investing activities:
Purchases of available-for-sale securities	(340,303)	(27,726)
Proceeds from sales of available-for-sale securities	7	910
Proceeds from maturities and pay downs of available-for-sale securities	86,882	43,831
Purchases of nonmarketable securities (cost and equity method accounting)	(14,035)	(15,956)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	648	1,801
Proceeds from nonmarketable securities (cost and equity method accounting)	—	354
Purchases of nonmarketable securities (investment fair value accounting)	(12,381)	(26,847)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	2,193	5,767
Net decrease (increase) in loans	460,629	(204,028)
Proceeds from recoveries of charged-off loans	1,161	828
Purchases of premises and equipment	(2,475)	(1,983)

Net cash provided by (used for) investing activities	182,326	(223,049)

Cash flows from financing activities:
Net increase in deposits	1,008,852	158,010
Principal payments of other long-term debt	(505)	(244)
(Decrease) increase in short-term borrowings	(5,670)	30,000
Capital contributions from noncontrolling interests, net of distributions	13,911	37,358
Stock compensation related tax benefits	60	774
Dividends paid on preferred stock	(2,056)	—
Proceeds from issuance of common stock	85	5,510
Repurchases of common stock	—	(44,620)

Net cash provided by financing activities	1,014,677	186,788

Net increase (decrease) in cash and cash equivalents	1,210,193	(7,931)
Cash and cash equivalents at beginning of period	2,438,810	684,063

Cash and cash equivalents at end of period	$3,649,003	$676,132

Supplemental disclosures:
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$1,469	$—
Expense associated with loans issued under the Employee Home Ownership Program	365	180
Unrealized gains on available-for-sale securities	3,697	2,911
Net change in fair value of interest rate swaps	(31,629)	17,454

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients through all stages of their life cycles. In these notes to our interim consolidated financial statements, when we refer to “SVB Financial Group,” the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial”, “SVBFG” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2-”Summary of Significant Accounting Policies” under Part II, Item 8 of our 2008 Form 10-K.

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the adequacy of the allowance for loan losses, valuation of equity warrant assets, the recognition and measurement of income tax assets and liabilities, the adequacy of the reserve for unfunded credit commitments, and share-based compensation.

Principles of Consolidation and Presentation

Our consolidated interim financial statements include the accounts of SVB Financial Group and our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. There have been no significant changes during the three months ended March 31, 2009 to our majority-owned subsidiaries and VIEs. Refer to our Consolidated Financial Statements and Supplementary Data-Note 2-”Summary of Significant Accounting Policies” under Part II, Item 8 of our 2008
Form 10-K.

Impact of Adopting SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of SFAS No. 160 on January 1, 2009 required us to reclassify our presentation of noncontrolling interests (formerly referred to as minority interests) and had no effect on our results of operations or stockholders’ equity.

Impact of Adopting SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to provide enhanced disclosure information that should enable financial statement users to better understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. Our adoption of SFAS No. 161 on January 1, 2009 required us to expand our disclosures for our derivative financial instruments. Please refer to Note 9- “Derivative Financial Instruments” for further details.

Impact of Adopting FSP APB No. 14-1

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”). The FSP requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s non-convertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Our adoption on January 1, 2009 required historical financial statements for 2007 and 2008 to be adjusted to conform to the FSP’s new accounting treatment for both our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”), which matured on June 15, 2008, and our $250 million 3.875% convertible senior notes (“2008 Convertible Notes”), due April 15, 2011.

As a result of adopting the requirements of FSP APB No. 14-1, our net loss applicable to common stockholders for the three months ended March 31, 2009 increased by $0.3 million. Total SVBFG stockholders’ equity, based on cumulative adjustments beginning January 1, 2007 through March 31, 2009 increased by $4.9 million. The following table highlights certain revised items related to the adoption of FSP APB No. 14-1 in our unaudited consolidated statements of income and balance sheets for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008.

	Three months ended
	March 31, 2009	December 31, 2008		March 31, 2008
(Dollars in thousands, except per share amounts)	As reported	As adjusted (1/1/2009)	As reported in prior filings	As adjusted (1/1/2009)	As reported in prior filings
INCOME STATEMENT
Interest expense - borrowings	$8,181	$10,219	$9,694	$12,536	$11,233
Income tax (benefit) expense	(1,702)	2,111	2,319	18,283	18,801
Net (loss) income attributable to SVBFG	(7,010)	2,105	2,422	27,118	27,903
Net (loss) income available to common stockholders	(10,546)	1,398	1,715	27,118	27,903
(Loss) earnings per common share — diluted	(0.32)	0.04	0.05	0.78	0.81

BALANCE SHEET
Total assets	$10,958,768	$10,020,808	$10,020,892	$6,897,285	$6,897,303
Long-term debt	964,175	995,423	1,000,640	892,516	893,189
Additional paid-in capital	71,761	66,201	45,872	13,975	—
Retained earnings	701,708	712,254	727,450	664,085	678,078

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance to highlight and expand on factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset or liability. FSP 157-4 also provides guidance on identifying circumstances that may indicate that a transaction is not orderly. FSP No. 157-4 is effective for interim periods ending after June 15, 2009. We are currently assessing the impact of FSP No. 157-4 on our consolidated financial position and results of operations and we do not expect any material changes.

In April 2009, the FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) (“FSP No. 115-2 and SFAS No. 124-2”). FSP No. 115-2 and SFAS No. 124-2 change the methodology for determining whether OTTI exists for debt securities. FSP No. 115-2 and SFAS No. 124-2 require changes to the presentation of OTTI impairment in the statements of income for those impairments involving credit losses, as well as enhanced disclosures regarding the methodology and significant inputs used to measure the amount related to credit losses. FSP No. 115-2 and SFAS No. 124-2 is effective for interim periods ending after June 15, 2009. We are currently assessing the impact of FSP No. 115-2 and SFAS No. 124-2 on our consolidated financial position and results of operations and we do not expect any material changes.

In April 2009, the FASB issued FSP No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB No. 28-1”), which require interim disclosures regarding the fair values of all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. FSP No. 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The guidance expands the disclosure requirements and has no impact on our consolidated financial position and results of operations.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Common Stock

We did not repurchase any shares of our common stock for the three months ended March 31, 2009. We repurchased 1.0 million shares for the three months ended March 31, 2008 totaling $44.6 million. In July 2008 upon expiration of our earlier stock repurchase program, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expires on December 31, 2009. At March 31, 2009, $150.0 million of shares remain authorized for repurchase under our current stock repurchase program.

Preferred Stock

In connection with our participation in the U.S. Treasury’s (“Treasury”) Capital Purchase Program (the “CPP”) in the latter part of the fourth quarter of 2008, for the three months ended March 31, 2009, we have accrued dividends of $2.9 million on our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”). At December 31, 2008, accrued dividends were $0.6 million.

Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, our Employee Stock Purchase Plan, restricted stock awards and units, our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”) and related warrants, our $250 million of 3.875% convertible senior notes (“2008 Convertible Notes”) and related warrants and note hedge, and our warrant under the CPP. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2009	2008
Numerator:
Net (loss) income attributable to SVBFG	$(7,010)	$27,118
Preferred stock dividend and discount accretion	(3,536)	—

Net (loss) income available to common stockholders	$(10,546)	$27,118

Denominator:
Weighted average common shares outstanding-basic	32,932	32,280
Weighted average effect of dilutive securities:
Stock options	—	1,012
Restricted stock awards and units	—	73
2003 Convertible Notes	—	1,218

Denominator for diluted calculation	32,932	34,583

Net (loss) income per common share:
Basic	$(0.32)	$0.84

Diluted	$(0.32)	$0.78

Due to the loss applicable to common stockholders for the three months ended March 31, 2009, no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive and reduce the reported loss per share.

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(Shares in thousands)	2009	2008
Stock options	2,933	880
Restricted stock awards and units	847	3
Warrants associated with 2003 Convertible Notes	—	485
2008 Convertible Notes	7,848	—
Warrants associated with 2008 Convertible Notes	10,544	—
Warrant associated with Capital Purchase Program	1,062	—

Total	23,234	1,368

3. Share-Based Compensation

For the three months ended March 31, 2009 and 2008, we recorded share-based compensation expense of $3.9 million and $3.5 million, respectively, resulting in the recognition of $1.0 million and $0.8 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At March 31, 2009, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$5,939	1.25
Restricted stock units	10,821	1.25

Total unrecognized share-based compensation expense	$16,760

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2008	3,130,929	$37.25
Granted	7,088	21.75
Exercised	(15,562)	9.62
Forfeited	(2,975)	48.90
Expired	(15,201)	36.53

Outstanding at March 31, 2009	3,104,279	37.34	3.38	$570,227

Vested and expected to vest at March 31, 2009	3,020,243	37.03	3.32	569,530

Exercisable at March 31, 2009	2,278,543	33.21	2.70	566,732

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $20.01 as of March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0.2 million and $3.3 million, respectively.

The table below provides information for restricted stock awards and restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	393,463	$46.49
Granted	3,750	22.19
Vested	(4,952)	17.95
Forfeited	(1,259)	21.46

Nonvested at March 31, 2009	391,002	46.70

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the federal funds sold, securities purchased under agreements to resell and other short-term investment securities at March 31, 2009 and December 31, 2008, respectively:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Federal funds sold overnight	$—	$250,000
Securities purchased under agreements to resell	62,142	150,910
Interest-earning deposits	174,997	169,022
Other short-term investment securities	49,648	77,482

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$286,787	$647,414

In addition to the above, as of March 31, 2009 and December 31, 2008, $3.1 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate.

5. Investment Securities

The major components of our investment securities portfolio at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009				December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Marketable securities:
Available-for-sale securities, at fair value:
U.S. agencies and corporations:
Collateralized mortgage obligations	$549,258	$8,303	$(20,498)	$537,063	$590,876	$5,609	$(16,736)	$579,749
Mortgage-backed securities	439,991	14,378	(1,564)	452,805	459,770	9,910	(2,230)	467,450
U.S. agency debentures	430,016	3,880	(129)	433,767	109,981	3,622	—	113,603
Commercial mortgage-backed securities	52,773	—	(5,956)	46,817	54,202	—	(6,721)	47,481
Municipal bonds and notes	104,786	1,784	(1,136)	105,434	109,405	1,384	(2,034)	108,755
Marketable equity securities	443	15	(12)	446	157	—	(5)	152
Venture capital fund investments	—	1	—	1	—	1	—	1

Total available-for-sale securities	$1,577,267	$28,361	$(29,295)	$1,576,333	$1,324,391	$20,526	$(27,726)	$1,317,191

Marketable securities (investment company fair value accounting) (1)				1,297				1,703
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)				218,366				242,645
Other private equity investments (3)				82,473				82,444
Other investments (4)				1,276				1,547
Non-marketable securities (equity method accounting):
Other investments (5)				32,137				27,000
Low income housing tax credit funds				30,381				31,510
Non-marketable securities (cost method accounting):
Private equity fund investments (6)				76,755				69,971
Other private equity investments				13,139				12,089

Total investment securities				$2,032,157				$1,786,100

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. The following table shows the amount of investments by the following funds and our ownership of each fund at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$960	50.0%	$1,233	50.0%
SVB India Capital Partners I, LP	337	14.4	470	14.4

Total marketable securities	$1,297		$1,703

(2)	The following table shows the amount of investments by the following consolidated funds of funds and our ownership of each fund at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$55,464	12.6%	$65,985	12.6%
SVB Strategic Investors Fund II, LP	80,951	8.6	94,161	8.6
SVB Strategic Investors Fund III, LP	79,582	5.9	80,780	5.9
SVB Strategic Investors Fund IV, LP	2,369	5.0	1,719	5.0

Total private equity fund investments	$218,366		$242,645

(3)	The following table shows the amount of investments by the following consolidated co-investment funds and our ownership of each fund at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$23,537	10.7%	$24,188	10.7%
SVB Capital Partners II, LP (i)	37,253	5.1	38,234	5.1
SVB India Capital Partners I, LP	21,683	14.4	20,022	14.4

Total other private equity investments	$82,473		$82,444

(i)	At March 31, 2009, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At March 31, 2009 and December 31, 2008 we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party, and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amount of investments by the following sponsored debt funds and our ownership of each fund at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$17,816	9.3%	$18,234	9.3%
Partners for Growth II, LP	10,622	24.2	8,559	24.2
Other fund investment	3,699	—	207	—

Total other investments	$32,137		$27,000

(i)	At March 31, 2009, we had a direct ownership interest of 4.8% in the fund. In addition, we had a 90.7% direct ownership interest in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Our indirect interest in the fund through our investment in GHLLC is 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.

(6)	Represents investments in 356 and 360 private equity funds at March 31, 2009 and December 31, 2008, respectively, where our ownership interest is less than 5% of the voting stock of each such fund.

The following table summarizes our unrealized losses on our available-for-sale investment securities into categories of less than 12 months, or 12 months or longer, at March 31, 2009:

	March 31, 2009
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations (1)	$16,408	$(875)	$86,804	$(19,623)	$103,212	$(20,498)
Mortgage-backed securities (1)	4,499	(12)	18,531	(1,552)	23,030	(1,564)
U.S. agency debentures	85,971	(129)	—	—	85,971	(129)
Commercial mortgage-backed securities (1)	—	—	46,817	(5,956)	46,817	(5,956)
Municipal bonds and notes (1)	19,695	(757)	12,502	(379)	32,197	(1,136)
Marketable equity securities	38	(12)	—	—	38	(12)

Total temporarily impaired securities	$126,611	$(1,785)	$164,654	$(27,510)	$291,265	$(29,295)

(1)	As of March 31, 2009, we identified a total of 93 investments that were in unrealized loss positions, of which 51 investments totaling $164.7 million with unrealized losses of $27.5 million have been in an impaired position for a period of time greater than 12 months. The time periods in which these securities were originally purchased were as follows: Collateralized mortgage obligations between May 2002 and July 2005, mortgage-backed securities between June 2003 and April 2005, commercial mortgage-backed securities between April 2005 and July 2005 and municipal bonds and notes between December 2007 and February 2008. All investments with unrealized losses for a period of time greater than 12 months are considered investment graded by either Moody’s or S&P or were issued by a government sponsored enterprise. The unrealized losses are due primarily to increases in market interest rate or increase in market spreads to benchmark interest rates relative to rates and spreads at the time of purchase. Based on the underlying credit quality of the investments, we expect these impairments to be temporary, and as such, we expect the market value on these investments to recover over time and we have the intent and ability to hold these investments until recovery or final maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2008:

	December 31, 2008
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations	$53,618	$(2,892)	$94,550	$(13,844)	$148,168	$(16,736)
Mortgage-backed securities	4,692	(1,433)	19,239	(797)	23,931	(2,230)
Commercial mortgage-backed securities	9,491	(404)	37,990	(6,317)	47,481	(6,721)
Municipal bonds and notes	39,694	(1,827)	4,091	(207)	43,785	(2,034)
Marketable equity securities	152	(5)	—	—	152	(5)

Total temporarily impaired securities	$107,647	$(6,561)	$155,870	$(21,165)	$263,517	$(27,726)

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Gross gains on investment securities:
Available-for-sale securities, at fair value	$7	$66
Marketable securities (investment company fair value accounting)	488	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	615	10,100
Other private equity investments	52	1,718
Other investments	364	—
Non-marketable securities (equity method accounting):
Other investments	564	369
Non-marketable securities (cost method accounting):
Private equity fund investments	66	284
Other private equity investments	22	—

Total gross gains on investment securities	2,178	12,537

Gross losses on investment securities:
Available-for-sale securities, at fair value	—	(887)
Marketable securities (investment company fair value accounting)	(196)	(1,913)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(30,810)	(7,317)
Other private equity investments	(5,149)	(1,653)
Other investments	—	(5,514)
Non-marketable securities (equity method accounting):
Other investments	(120)	(1,091)
Non-marketable securities (cost method accounting):
Private equity fund investments	(948)	(274)
Other private equity investments	—	—

Total gross losses on investment securities	(37,223)	(18,649)

Losses on investment securities, net	$(35,045)	$(6,112)

Losses attributable to noncontrolling interests, including carried interest	$(30,438)	$(1,899)

6. Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $42.1 million and $45.4 million at March 31, 2009 and December 31, 2008, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Commercial loans	$4,028,813	$4,515,019
Premium wine (1)	400,505	419,539
Community development loans (2)	57,769	48,293
Consumer and other (3)	515,982	523,402

Total loans, net of unearned income	$5,003,069	$5,506,253

(1)	Premium wine consists of loans for vineyard development as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At March 31, 2009 and December 31, 2008, $266.5 million and $269.6 million, respectively, of such loans were secured by real estate.
(2)	Community development loans consist of low income housing loans made as part of our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at March 31, 2009, and December 31, 2008 were comprised of the following:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Home equity lines of credit (i)	$86,675	$89,544
Loans to eligible employees (ii)	83,771	74,759
Loans for personal residence (iii)	63,743	58,700

Consumer loans secured by real estate	$234,189	$223,003

(i)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(ii)	Represents loans made to eligible employees through our EHOP.
(iii)	Represents loans used to purchase, renovate or refinance personal residences.

The activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Allowance for loan losses, beginning balance	$107,396	$47,293
Provision for loan losses	43,466	7,723
Gross loan charge-offs	(42,013)	(6,208)
Loan recoveries	1,161	828

Allowance for loan losses, ending balance	$110,010	$49,636

Nonaccrual Loans

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $97.6 million and $84.9 million at March 31, 2009 and December 31, 2008, respectively. There were no commitments available for funding to any clients with nonaccrual loans at March 31, 2009 and at December 31, 2008. The allocation of the allowance for loan losses related to impaired loans was $41.7 million and $25.9 million at March 31, 2009 and December 31, 2008, respectively. Our accruing loans past due 90 days or more were $3.5 million and $2.3 million at March 31, 2009 and December 31, 2008, respectively.

7. Goodwill

During the first quarter of 2009, we conducted an assessment of goodwill of eProsper, a data management services company, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a noncash non tax-deductible charge to continuing operations during the first quarter of 2009. There is no remaining goodwill on our balance sheet as of March 31, 2009, compared to $4.1 million at December 31, 2008.

8. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at March 31, 2009 and December 31, 2008:

(Dollars in thousands)	Maturity	March 31, 2009	December 31, 2008
Short-term borrowings:
Other short-term borrowings	(1)	$56,450	$62,120

Total short-term borrowings		$56,450	$62,120

Long-term debt:
FHLB advances	(2)	$100,000	$100,000
5.70% senior notes	June 1, 2012	273,664	279,370
6.05% subordinated notes	June 1, 2017	288,220	313,953
3.875% convertible senior notes (3)	April 15, 2011	245,329	244,783
7.0% junior subordinated debentures	October 15, 2033	55,932	55,914
8.0% long-term notes payable	(4)	1,030	1,403

Total long-term debt		$964,175	$995,423

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes.
(2)	Represents Federal Home Loan Bank (“FHLB”) advances of $50 million maturing in May 2009 and $50 million maturing in November 2009.
(3)	Balance as of December 31, 2008 reflects a retrospective adjustment resulting from our adoption of FSP APB No. 14-1 on January 1, 2009 (see Note 1- “Basis of Presentation”).
(4)	Represents long-term notes payable at eProsper and was payable beginning January 1, 2008 with the last payment due in November 2009. SVB purchased a 65% interest in eProsper in 2006.

Interest expense related to short-term borrowings and long-term debt was $8.2 million and $12.5 million for the three months ended March 31, 2009 and 2008, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements related to our senior and subordinated notes and junior subordinated debentures. In December 2008, our counterparty called the swap on our junior subordinated debentures for settlement in January 2009. As a result, the swap was terminated and is no longer designated as a hedging instrument. Additionally, interest expense for the three months ended March 31, 2008 reflects a retrospective adjustment resulting from our adoption of FSP APB No. 14-1 on January 1, 2009 (see Note 1- “Basis of Presentation”).

3.875% Convertible Senior Notes (“2008 Convertible Notes”)

In April 2008, we issued our 2008 Convertible Notes, due April 15, 2011, in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The issuance costs related to the 2008 Convertible Notes were $6.8 million, and the net proceeds from the offering were $243.2 million. We used $141.9 million of the net proceeds to settle the principal value of our zero-coupon convertible subordinated notes, which matured in June 2008. All remaining proceeds were used for purchasing the call spread and for general corporate purposes. The 2008 Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, into shares of our common stock or cash or any combination thereof for any excess conversion value, at our option. Holders may convert their 2008 Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon maturity, we intend to settle the outstanding principal amount in cash, and we have the option to settle any amount exceeding the principal value of the 2008 Convertible Notes in either cash or shares of our common stock.

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement (see Note 9- “Derivative Financial Instruments”), which effectively increased the economic conversion price of our 2008 Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement are not part of the terms of the notes and will not affect the rights of the holders of the notes.

For the three months ended March 31, 2009, the effective interest rate for our 2008 Convertible Notes was 5.81 percent and interest expense was $3.5 million. At March 31, 2009, the unamortized debt discount totaled $4.7 million, and will be amortized over the remaining contractual term of the debt.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2009, we had not borrowed against our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at March 31, 2009 totaled $644.4 million, of which $542.4 million was available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2009 totaled $84.8 million, all of which was unused.

9. Derivative Financial Instruments

We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk and equity market price risk. Also, as part of negotiating credit facilities and certain other services, we obtain rights to acquire stock in the form of equity warrant assets in certain client companies.

Interest Rate Risk

Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 5.70% senior notes and our 6.05% subordinated notes, we entered into fixed-for-floating interest rate swaps at the time of debt issuance.

Concurrent with the issuance of our 5.70% senior notes and 6.05% subordinated notes, we entered into matched-terms interest rate swap agreements based upon LIBOR with matched-terms. We use the shortcut method to assess hedge effectiveness and evaluate the hedging relationships for qualification under the shortcut method requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), for each reporting period.

For more information on our 5.70% senior notes and our 6.05% subordinated notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2008 Form 10-K.

Net cash benefits associated with our interest rate swaps are recorded in “Interest Expense: Borrowings”, a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Increases from changes in fair value are included in “Other Assets” and decreases from changes in fair value are included in “Other Liabilities”. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Currency Exchange Risk

We enter into foreign exchange forward contracts to hedge against exposures of our credit facilities that are denominated in foreign currencies to our clients, primarily in Pound Sterling, Euro, and Japanese Yen. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting under SFAS No. 133. In accordance with SFAS No. 52, Foreign Currency Translation, changes in currency rates are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the hedging relationship, because the credit facilities are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in “Other Assets” and loss positions in “Other Liabilities”, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Equity Market Price Risk

We have convertible debt instruments that contain conversion options that enable the holders to convert the instruments, subject to certain conditions. We intend to settle any conversions in cash up to the principal amount of the notes and, in shares of our common stock or cash or any combination thereof for any excess conversion value, at our option. The conversion option represents an equity risk exposure for the excess conversion value and is an equity derivative classified in stockholders’ equity. We manage equity market price risk of our convertible debt instruments by entering into convertible note hedge and warrant agreements to increase the economic conversion price of our convertible debt instruments and to decrease potential dilution to stockholders resulting from the conversion option. Similar to the conversion option, the hedge and warrant agreements are equity derivatives classified in stockholders’ equity.

Concurrent with the issuance of our $150 million of Zero Coupon Convertible Subordinated Notes in 2003 (“2003 Convertible Notes), we entered into a convertible note hedge agreement and a warrant agreement at a net cost of $21.9 million, which effectively increased the economic conversion price from $33.63 per common share to $51.34. The 2003 Convertible Notes and associated note hedge and warrant agreement matured on June 15, 2008.

Concurrent with the issuance of our $250 million of 3.875% Convertible Senior Notes in 2008 (“2008 Convertible Notes”), we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43. For the three months ended March 31, 2009, there were no note conversions or exercises under the warrant agreement as the notes were not convertible. For more information on the 2003 Convertible Notes and the 2008 Convertible Notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2008 Form 10-K.

Other Derivative Instruments

Equity Warrant Assets

Our equity warrant assets are concentrated in private, venture-backed companies in the technology and life science industries. Our warrant agreements contain net share settlement provisions, which permit us to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. We make valuation adjustments for estimated remaining life and marketability for warrants issued by private companies. Equity warrant assets are recorded at fair value in “Other Assets”, while changes in their fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Other Derivatives

Our consolidated sponsored debt fund may extend credit facilities with options to convert their principal value into the borrower’s common stock. These instruments often contain a price range whereby the conversion option may be exercised. As this fund follows fair value accounting, this embedded conversion feature is integrated into the fair value of the debt instrument and does not receive separate accounting recognition. The fair value of these instruments is recorded in “Investment Securities” with changes in fair value recorded through net gains (losses) in investment securities, in noninterest income, a component of consolidated net income.

We sell forward and option contracts to clients that wish to mitigate their foreign currency exposure. We hedge the currency risk from this business by entering into opposite way contracts with correspondent banks. This hedging relationship does not qualify for hedge accounting. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. We generally have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Increases from changes in fair value are included in “Other Assets” and decreases from changes in fair value are included in “Other Liabilities”. The net change in the fair value of these contracts is recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2009 and December 31, 2008, respectively, were as follows:

	Balance sheet location	March 31, 2009				December 31, 2008
(Dollars in thousands)		Notional or contractual amount	Fair value	Collateral	Net exposure (1)	Notional or contractual amount	Fair value	Collateral	Net exposure (1)
Derivatives designated as hedging instruments:
Interest Rate Risks:
Interest rate swaps	Other assets	$500,000	$62,513	$56,450	$6,063	$550,000	$94,142	$62,120	$32,022

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Foreign exchange forwards	Other assets	42,742	3,044	—	3,044	50,393	4,212	—	4,212
Foreign exchange forwards	Other liabilities	11,697	(303)	—	(303)	23,193	(1,092)	—	(1,092)

Net exposure			2,741	—	2,741		3,120	—	3,120

Other Derivative Instruments:
Equity warrant assets	Other assets	130,151	44,933	—	44,933	130,401	43,659	—	43,659

Other derivatives:
Foreign exchange forwards	Other assets	385,297	27,952	—	27,952	354,399	32,476	—	32,476
Foreign exchange forwards	Other liabilities	376,665	(26,352)	—	(26,352)	344,703	(31,039)	—	(31,039)
Foreign currency options	Other assets	25,024	683	—	683	25,848	501	—	501
Foreign currency options	Other liabilities	25,024	(683)	—	(683)	25,848	(501)	—	(501)

Net exposure			1,600	—	1,600		1,437	—	1,437

Net			$111,787	$56,450	$55,337		$142,358	$62,120	$80,238

(1)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2009 remain at “A” or higher and there have been no material changes in their credit ratings for the three months ended March 31, 2009.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2009 and 2008 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2009	2008
Derivatives designated as hedging instruments:
Interest Rate Risks:
Net cash benefit associated with interest rate swaps	Interest expense - borrowings	$4,204	$809
Changes in fair value of interest rate swap	Net gains on derivative instruments	(170)	(493)

Net gains associated with interest rate risk derivatives		$4,034	$316

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
(Losses) gains on foreign currency loan revaluations, net	Other noninterest income	$(2,677)	$3,907
Gains (losses) on foreign exchange forward contracts, net	Net gains on derivative instruments	1,943	(3,091)

Net (losses) gains associated with currency risk		$(734)	$816

Other Derivative Instruments:
Equity warrant assets	Net gains on derivative instruments	$(455)	$5,455

Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$496	$728

10. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Fund management fees	$2,717	$1,920
Gains (losses) on foreign currency revaluation, net	2,094	(521)
Service-based fee income (1)	1,829	1,990
Credit card fees	1,439	1,699
(Losses) gains on foreign currency loans revaluation, net	(2,677)	3,907
Other	790	2,040

Total other noninterest income	$6,192	$11,035

(1)	Includes income from SVB Analytics and eProsper.

A summary of other noninterest expense for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Telephone	$1,380	$1,152
Postage and supplies	1,258	754
Tax credit fund amortization	1,129	982
Data processing services	1,012	1,077
Other	2,620	2,155

Total other noninterest expense	$7,399	$6,120

11. Segment Reporting

We have four operating segments for management reporting purposes: Global Commercial Bank, Relationship Management, SVB Capital, and Other Business Services. Our Other Business Services group includes Sponsored Debt Funds & Strategic Investments and SVB Analytics. The results of our operating segments are based on our internal management reporting process.

Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, our internal management reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. Our management reporting process measures the performance of our operating segments based on our internal operating structure and is not necessarily comparable with similar information for other financial services companies. In addition, changes in an individual client’s primary relationship designation have resulted, and may in the future result, in the inclusion of certain clients in different segments in different periods.

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. With respect to our operating segments, only Global Commercial Bank, Relationship Management and SVB Capital were determined to be reportable segments as of March 31, 2009.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results. The Reconciling Items column reflects the adjustments necessary to reconcile the results of the operating segments to the interim consolidated financial statements prepared in conformity with GAAP. Net interest income in the Reconciling Items column is primarily interest income recognized from our fixed income investment portfolio. Noninterest income in the Reconciling Items column is primarily attributable to noncontrolling interests (formerly referred to as minority interests) and gains (losses) on equity warrant assets. Noninterest expense in the Reconciling Items column primarily consists of expenses associated with corporate support functions such as information technology, finance, human resources, loan and deposit operations, and legal, as well as certain corporate wide adjustments related to compensation expenses. Additionally, average assets in the Reconciling Items column primarily consist of our fixed income investment portfolio balances.

Changes to Segment Reporting Effective January 1, 2009

Effective January 1, 2009, we changed the way we monitor performance and result of our business segments and as a result, we changed how our operating segments are presented. We have reclassified all prior period segment information to conform to the current presentation of our reportable segments. The following is a description of the services that our four operating segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets. Previously, the operations of SVB Global were aggregated as a part of Other Business Services.

•

Relationship Management provides banking products and services to our premium wine industry clients, including vineyard development loans, as well as a range of credit services to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Previously, the operations of SVB Wine and SVB Private Client Services were aggregated as part of Other Business Services.

•

SVB Capital manages and sponsors venture capital and private equity funds on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds it manages, including funds of funds, such as our SVB Strategic Investors Funds, and co-investment funds, such as our SVB Capital Partners funds and SVB India Capital Partners fund. Previously, SVB Capital also included our sponsored debt funds, Gold Hill Venture Lending funds, which provide secured debt, typically to emerging-technology clients in their earliest stages, and Partners for Growth funds, which provide secured debt primarily to higher-risk, middle-market clients in their later stages, and certain strategic investments held by SVB Financial.

•

Other Business Services includes the results of our Sponsored Debt Funds & Strategic Investments segment, which is comprised of our sponsored debt funds, Gold Hill Venture Lending funds and Partners for Growth funds, and certain strategic investments held by SVB Financial. Previously, the operations of our sponsored debt funds and strategic investments were reported as part of the SVB Capital operating segment. Other Business Services also includes the results of SVB Analytics, which provides equity valuation and equity management services to private companies and venture capital firms.

The following table summarizes the key operating results and financial position for each of our business segments, as well as a reconciliation used to arrive at our consolidated totals. We have reclassified all prior period amounts to conform to the current period’s presentation.

(Dollars in thousands)	Global Commercial Banking	Relationship Management	SVB Capital	Other Business Services	Reconciling Items	Total
Three months ended March 31, 2009
Net interest income (loss)	$94,259	$8,887	$(2)	$(26)	$(11,607)	$91,511
Provision for loan losses	(42,815)	(649)	—	—	(2)	(43,466)
Noninterest income (loss)	26,240	303	(2,358)	1,597	(29,392)	(3,610)
Noninterest expense(1)	(29,562)	(3,649)	(3,346)	(7,026)	(43,557)	(87,140)

(Loss) income before income tax expense(2)	$48,122	$4,892	$(5,706)	$(5,455)	$(84,558)	$(42,705)

Total average loans, net of unearned income	$4,114,099	$989,842	$—	$—	$12,311	$5,116,252
Total average assets(3)	4,199,044	991,605	400,862	76,295	4,788,601	10,456,407
Total average deposits	7,749,826	172,661	—	—	5,219	7,927,706

Three months ended March 31, 2008
Net interest income (loss)	$84,649	$7,408	$13	$34	$(1,326)	$90,778
Provision for (recovery of) loan losses	(8,149)	455	—	—	(29)	(7,723)
Noninterest income (loss)	33,657	409	2,079	(1,856)	7,276	41,565
Noninterest expense(1)	(30,216)	(4,136)	(4,228)	(2,285)	(42,572)	(83,437)

Income (loss) before income tax expense(2)	$79,941	$4,136	$(2,136)	$(4,107)	$(36,651)	$41,183

Total average loans, net of unearned income	$3,193,371	$834,921	$—	$—	$84,573	$4,112,865
Total average assets(4)	3,247,069	839,159	293,612	73,248	2,298,901	6,751,989
Total average deposits	4,282,395	160,692	—	—	(8,074)	4,435,013

(1)	The Global Commercial Bank segment includes direct depreciation and amortization of $0.6 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively.
(2)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment.
(3)	For the three months ended March 31, 2009, total average assets for SVB Capital and Other Business Services included $315.2 million and $2.1 million, respectively, attributable to noncontrolling interests.
(4)	For the three months ended March 31, 2008, total average assets for SVB Capital and Other Business Services included $257.2 million and $6.5 million, respectively, attributable to noncontrolling interests.

12. Off-Balance Sheet Arrangements, Guarantees and Other Commitments

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at March 31, 2009 and December 31, 2008, respectively:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Commitments available for funding: (1)
Fixed interest rate commitments	$803,201	$689,063
Variable interest rate commitments	4,269,403	4,941,423

Total commitments available for funding	$5,072,604	$5,630,486

Commitments unavailable for funding (2)	$1,232,678	$922,170
Maximum lending limits for accounts receivable factoring arrangements (3)	462,355	476,329
Reserve for unfunded credit commitments	12,418	14,698

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants under loan commitment agreements.
(2)	Represents commitments which are not available for funding, due to clients failing to meet all collateral, compliance, and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

As of December 31, 2008, we guaranteed credit cards for some of our customers that had been provided by an unaffiliated financial institution. The total amount of these guarantees at December 31, 2008 was $87.4 million. During the three months ended March 31, 2009, we purchased this credit card portfolio and began processing these credit cards in-house. The credit card commitments as of March 31, 2009 are included in the summary above within our commitments to extend credit.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at March 31, 2009. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$593,410	$45,552	$638,962	$638,962
Performance standby letters of credit	21,444	9,208	30,652	30,652
Commercial letters of credit	3,444	—	3,444	3,444

Total	$618,298	$54,760	$673,058	$673,058

At both March 31, 2009 and December 31, 2008, deferred fees related to financial and performance standby letters of credit were $4.8 million. At March 31, 2009, collateral in the form of cash of $225.8 million and investment securities of $42.3 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total unfunded capital commitments as well as our ownership in each fund based on our total capital commitment at March 31, 2009:

Our Ownership in Limited Partnership (Dollars in thousands)	Capital Commitments	Unfunded Commitments	Our Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	546	5.1
SVB Strategic Investors Fund, LP	15,300	1,530	12.6
SVB Strategic Investors Fund II, LP	15,000	4,575	8.6
SVB Strategic Investors Fund III, LP	15,000	9,000	5.9
SVB Strategic Investors Fund IV, LP	12,239	11,505	5.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	—	9.3
SVB India Capital Partners I, LP	7,750	3,953	14.4
Other Fund Investments (3)	451,598	335,354	—

Total	$584,087	$381,433

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(3)	Represents commitments to 357 venture capital and private equity funds where our ownership interest is less than 5% of the voting stock of each such fund. Of the $335.4 million of unfunded commitments, approximately $290.1 million represents the remainder of the investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we plan to form (“New Fund Commitments”). As of March 31, 2009, $42.7 million of the New Fund Commitments has already been funded and is included as a part of our investment securities portfolio in private equity investments (cost method accounting). The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds once they are formed with the binding commitments of outside investors. Upon formation of such funds and transfer of these investments to the new funds, these investments are typically accounted for under the investment company fair value basis and any underlying gains or losses are recognized in earnings according to the ownership interests of all participants in the fund, including SVB Financial.

13. Income Taxes

At March 31, 2009, the total amount of unrecognized tax benefits was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at March 31, 2009 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months; however, we do not expect the change to have a material impact on our financial position or our results of operations.

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

14. Fair Value of Financial Instruments

Our marketable investment securities, non-marketable investment securities and derivatives are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”):

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Assets
Marketable securities:
Available-for-sale securities:
U.S. agencies and corporations:
Collateralized mortgage obligations	$—	$537,063	$—	$537,063
Mortgage-backed securities	—	452,805	—	452,805
U.S. agency debentures	—	433,767	—	433,767
Commercial mortgage-backed securities	—	46,817	—	46,817
Municipal bonds and notes	—	105,434	—	105,434
Marketable equity securities	446	—	—	446
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	447	1,575,886	—	1,576,333
Marketable securities (investment company fair value accounting)	1,297	—	—	1,297

Total marketable securities	1,744	1,575,886	—	1,577,630

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	218,366	218,366
Other private equity investments	—	—	82,473	82,473
Other investments	—	—	1,276	1,276

Total non-marketable securities (investment company fair value accounting)	—	—	302,115	302,115

Other assets:
Interest rate swaps	—	62,513	—	62,513
Foreign exchange forward contracts	—	31,679	—	31,679
Equity warrant assets		1,921	43,012	44,933

Total assets (1)	$1,744	$1,671,999	$345,127	$2,018,870

Liabilities
Foreign exchange forward contracts	$—	$27,338	$—	$27,338

Total liabilities	$—	$27,338	$—	$27,338

(1)	Included in Level 1 and Level 3 assets are $0.8 million and $275.4 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, in accordance with SFAS No. 157:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Marketable securities:
Available-for-sale securities:
U.S. agencies and corporations:
Collateralized mortgage obligations	$—	$579,749	$—	$579,749
Mortgage-backed securities	—	467,450	—	467,450
U.S. agency debentures	—	113,603	—	113,603
Commercial mortgage-backed securities	—	47,481	—	47,481
Municipal bonds and notes	—	108,755	—	108,755
Marketable equity securities	152	—	—	152
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	153	1,317,038	—	1,317,191
Marketable securities (investment company fair value accounting)	1,703	—	—	1,703

Total marketable securities	1,856	1,317,038	—	1,318,894

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	242,645	242,645
Other private equity investments	—	—	82,444	82,444
Other investments	—	—	1,547	1,547

Total non-marketable securities (investment company fair value accounting)	—	—	326,636	326,636

Other assets:
Interest rate swaps	—	94,142	—	94,142
Foreign exchange forward contracts	—	37,189	—	37,189
Equity warrant assets	—	1,960	41,699	43,659

Total assets (1)	$1,856	$1,450,329	$368,335	$1,820,520

Liabilities
Foreign exchange forward contracts	$—	$32,632	$—	$32,632

Total liabilities	$—	$32,632	$—	$32,632

(1)	Included in Level 1 and Level 3 assets are $1.0 million and $297.4 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2009, and 2008:

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in thousands)	Beginning Balance	Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers In and/or (Out) of Level 3	Ending Balance
Three months ended March 31, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$242,645	$883	$(31,079)	$(30,196)	$5,917	$—	$218,366
Other private equity investments	82,444	(523)	(5,009)	(5,532)	5,561	—	82,473
Other investments	1,547	—	367	367	(638)	—	1,276

Total non-marketable securities (investment company fair value accounting) (1)	326,636	360	(35,721)	(35,361)	10,840	—	302,115
Other assets:
Equity warrant assets (2)	41,699	210	(401)	(191)	1,603	(99)	43,012

Total assets	$368,335	$570	$(36,122)	$(35,552)	$12,443	$(99)	$345,127

Three months ended March 31, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$194,862	$1,885	$898	$2,783	$13,716	$—	$211,361
Other private equity investments	44,872	548	(483)	65	7,350	—	52,287
Other investments	3,098	—	(301)	(301)	(146)	—	2,651

Total non-marketable securities (investment company fair value accounting) (1)	242,832	2,433	114	2,547	20,920	—	266,299
Other assets:
Equity warrant assets (2)	26,911	4,315	1,710	6,025	(2,293)	(2)	30,641

Total assets	$269,743	$6,748	$1,824	$8,572	$18,627	$(2)	$296,940

(1)	Realized and unrealized gains (losses) are recorded on the line item “losses on investment securities, net” a component of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net” a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings for the three months ended March 31, 2009 attributable to Level 3 assets still held at March 31, 2009:

(Dollars in thousands)	March 31, 2009
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$(31,079)
Other private equity investments	(5,509)
Other investments	367

Total non-marketable securities (investment company fair value accounting)	(36,221)
Other assets:
Equity warrant assets	690

Total unrealized losses	$(35,531)

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

Forward-Looking Statements; Reclassifications

This Quarterly Report on Form 10-Q, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part 1, Item 2 of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:

•

Projections of our net interest income, noninterest income, earnings per share, noninterest expenses, including professional service, compliance, compensation and other costs, cash flows, balance sheet positions, capital expenditures, and capitalization or other financial items

•	Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions

•	Forecasts of venture capital/private equity and investment funding levels

•	Forecasts of future interest rates, economic performance, and income on investments

•	Forecasts of expected levels of provisions for loan losses, loan growth and client funds

•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	The likelihood that the market value of our impaired investments will recover

•	The extent to which counterparties to forward and option contracts will perform their obligations under such contracts

•	Formation of new managed funds and the transfer of investments to outside investors

•	The likelihood that our unrecognized tax benefit will change in the next 12 months

•	Sufficiency of our capital, including in the event of credit losses

•	Extent to which stronger capital ratios will attract higher levels of deposits

•	Likelihood that funds generated through retained earnings will continue to be a significant source of capital and liquidity

•	Expansion of operations in China, India, Israel, the United Kingdom and elsewhere

•	Economic conditions and associated impact on us

•	Extent to which our products and services will meet changing client needs

•	Payment of cash dividends on, or our repurchase of, our common stock

•	Adequacy of reserves and appropriateness of methodology for calculating our reserves

•	Sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	Realization, timing, valuation and performance of equity or other investments

•	Our liquidity position

•	Level of client investment fees

•	Growth in loan and deposit balances

•	Credit quality of our loan portfolio

•	Levels and trends of nonperforming loans

•	Activities for which capital will be used or required and use of excess capital

•	Financial impact of continued growth of our funds management business

•	Expansion and growth of our noninterest income sources

•	Profitability of our products and services

•	Venture capital and private equity funding and investment levels

•	Strategic initiatives

•	Effect of application of certain accounting pronouncements

•	Effect of lawsuits and claims

•	Changes in, or adequacy of, our unrecognized tax benefit and any associated impact

•	Cash requirements of unfunded commitments to certain investments

•	Financial impact of proposed transaction involving HRJ Capital

•	Performance by counterparties.

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part II, Item 1A of this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).

Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Management’s Overview of First Quarter 2009 Performance

Our clients were significantly affected by the continuing economic downturn in the first quarter of 2009. The worst economic environment in nearly 60 years led to continued declines in venture capital and private equity activity, continued pressure on valuations in our venture and private equity-related investments, higher-than-normal credit costs, lower demand for venture capital call lines of credit, and lower income from many of our fee-based products. In addition, the continued volatility and deterioration of the economy made it extremely challenging to anticipate the speed and severity of those events.

We recorded a net loss applicable to common stockholders for the three months ended March 31, 2009 of $10.5 million, or $0.32 per diluted common share. Despite these conditions, we continued to see strong deposit growth in the latter half of the fourth quarter of 2008 and during the first quarter of 2009 as a result of our deposit initiatives, as well as from the desire of some clients to benefit from the security provided by Federal Deposit Insurance Corporation (“FDIC”) insured deposits. Although the growth in deposits significantly increased our cash levels, we have deposited most of this excess cash with the Federal Reserve, earning interest at the Federal Funds target rate. While liquidity will remain a priority, we expect to invest a more significant portion of the excess cash from deposits into investment securities through the remainder of 2009 at higher yields.

Highlights of our first quarter 2009 financial results (compared to the first quarter of 2008) included the following:

•	Provision for loan losses of $43.5 million, of which $32.3 million related to two loans in our hardware industry portfolio, with the remainder primarily from certain loans to early stage companies.

•

Net losses on investment securities of $35.0 million due to lower valuations of our venture capital/private equity investments as a result of the continuing effects of the downturn in the overall economy. Net of noncontrolling interests (formerly referred to as minority interests), our net loss was $4.6 million.

•	Growth of $3.5 billion in average deposit balances to $7.9 billion, which decreased our average loan-to-deposit ratio to 64.5 percent for the first quarter of 2009.

•	Growth of $1.0 billion in average loans to $5.1 billion coming from all client industry segments, with particularly strong growth in loans to software clients and hardware clients.

•

A decrease in our net interest margin from 6.27 percent to 3.97 percent, primarily due to the current low interest rate environment, as well as from a significant increase in our cash as a result of the growth in interest-bearing deposits, which were primarily deposited in overnight funds with the Federal Reserve.

•	A non-tax deductible goodwill impairment charge of $4.1 million resulting from changes in our outlook for future financial performance of eProsper, our data management services company.

The discussions below under our results of operations provide more information on our first quarter 2009 performance.

The key highlights of our performance for the three months ended March 31, 2009 and 2008, respectively, were as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data and ratios)	2009	2008	Change
Average loans, net of unearned income	$5,116,252	$4,112,865	24.4%
Average noninterest-bearing deposits	4,636,553	2,899,599	59.9
Average interest-bearing deposits	3,291,153	1,535,414	114.3
Average total deposits	7,927,706	4,435,013	78.8

Diluted (loss) earnings per share (1)	$(0.32)	$0.78	(141.0)%
Net (loss) income attributable to SVBFG (1)	(7,010)	27,118	(125.8)
Net (loss) income available to common stockholders (1)	(10,546)	27,118	(138.9)
Net interest income (1)	91,511	90,778	0.8
Net interest margin (1)	3.97%	6.27%	(230	) bps
Average SVB prime lending rate	4.00	6.26	(226	) bps
Allowance for loan losses as a percentage of total gross loans	2.18	1.13	105	bps
Provision for loan losses	$43,466	$7,723	NM	%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	3.30%	0.60%	270	bps
Net loan charge-offs as a percentage of average total gross loans (annualized)	3.21	0.52	269	bps

Noninterest (loss) income (2)	$(3,610)	$41,565	(108.7)%
Noninterest expense (3)	87,140	83,437	4.4
Return on average common SVBFG stockholders’ equity (annualized) (1)(4)	(5.44)%	15.86%	(134.3)
Return on average assets (annualized) (1)(5)	(0.27)	1.62	(116.7)
Tangible common equity to tangible assets (6)	7.03	9.76	(28.0)
Tangible common equity to risk-weighted assets	10.22	9.94	2.8
Book value per common share (7)	23.39	21.18	10.4
Operating efficiency ratio (1)(8)	98.49%	62.81%	56.8
Period end full-time equivalent employees	1,262	1,190	6.1

Non-GAAP measures:
Non-GAAP operating efficiency ratio (1)(9)	70.33%	60.07%	17.1%
Non-GAAP noninterest income, net of noncontrolling interest (10)	$26,982	$43,281	(37.7)
Non-GAAP noninterest expense, net of noncontrolling interest (10)	83,753	80,678	3.8

NM- Not meaningful

(1)	Balances and ratios for all periods presented reflect our adoption of FSP APB No. 14. Refer to “Critical Accounting Policies and Estimates – Impact of Adopting FSP APB No. 14-1” and “Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for the three months ended March 31, 2008 have been retrospectively adjusted.
(2)	Noninterest (loss) income included net losses of $31.9 million and $1.0 million attributable to noncontrolling interests for the three months ended March 31, 2009 and 2008, respectively. See “Results of Operations – Noninterest (Loss) Income” for a description of noninterest income attributable to noncontrolling interests.
(3)	Noninterest expense included $3.4 million and $2.8 million attributable to noncontrolling interests for the three months ended March 31, 2009 and 2008, respectively. See “Results of Operations – Noninterest (Loss) Income” for a description of noninterest expense attributable to noncontrolling interests.
(4)	Ratio represents annualized consolidated net (loss) income available to common stockholders divided by quarterly average SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity).
(5)	Ratio represents annualized consolidated net (loss) income attributable to SVBFG divided by quarterly average assets.
(6)	Tangible common equity consists of SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity and unrealized gains and losses from our fixed income investments) less acquired intangibles and goodwill. Tangible assets represent total assets (excluding unrealized gains and losses from our fixed income investments) less acquired intangibles and goodwill.
(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity (excluding preferred equity) by total outstanding common shares.
(8)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable-equivalent income. Noninterest expense included $3.4 million and $2.8 million attributable to noncontrolling interests for the three months ended March 31, 2009 and 2008, respectively.

(9)	The non-GAAP operating efficiency ratio is calculated by dividing noninterest expense (excluding the portion of noninterest expense attributable to noncontrolling interests of $3.4 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively) by total taxable-equivalent income (excluding taxable-equivalent losses attributable to noncontrolling interests of $30.6 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively).
(10)	See “Results of Operations – Noninterest (Loss) Income” for a description of noninterest income and noninterest expense that is attributable to noncontrolling interests.

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

There have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2008 Form 10-K.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our marketable investment securities, non-marketable investment securities and derivatives are financial instruments recorded at fair value on a recurring basis. For a detailed description of our method, critical estimates and approach for fair value measurements of assets and liabilities, refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2008 Form 10-K.

At March 31, 2009, approximately 18.4 percent of our total assets, or $2.0 billion, consisted of financial assets recorded at fair value on a recurring basis. Of these assets, 82.9 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 17.1 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. Almost all of our financial assets valued using Level 3 measurements at March 31, 2009 represented non-marketable securities. At March 31, 2009, 0.3 percent of total liabilities, or $27.3 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs. There were no material transfers in or out of Level 3 during the three months ended March 31, 2009. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring that models that provide values used in financial statements be validated by qualified personnel and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

As of March 31, 2009, our available-for-sale investment portfolio, consisting primarily of U.S. agency debentures, investment grade mortgage securities and municipal bonds and notes, represented $1.6 billion, or 78.1 percent of our portfolio of assets measured at fair value on a recurring basis. These instruments were classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available-for-sale fixed-income investment securities portfolio consisted primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the fixed-income investment portfolio are reviewed and monitored on an ongoing basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at Mach 31, 2009 totaled $644.4 million, of which $542.4 million was available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at March 31, 2009 totaled $84.8 million, all of which was unused. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At March 31, 2009, we had not borrowed against our repurchase lines.

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

During the three months ended March 31, 2009, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value decreases totaling $36.1 million primarily due to lower valuations in underlying fund investments in our private equity funds. Realized gains related to the Level 3 assets for the three months ended March 31, 2009 of $0.6 million related primarily to gains from distributions from private equity funds.

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

Recent Accounting Pronouncements

Please refer to Note 1-“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Impact of Adopting FSP APB No. 14-1

Effective January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”). For further details, please refer to Note 1-”Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

As a result of adopting the requirements of FSP APB No. 14-1, our net loss applicable to common stockholders for the three months ended March 31, 2009 increased by $0.3 million. Total SVBFG stockholders’ equity, based on cumulative adjustments beginning January 1, 2007 through March 31, 2009 increased by $4.9 million. The following table highlights certain revised items related to the adoption of FSP APB No. 14-1 in our overall unaudited consolidated statements of income and balance sheets for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008.

	Three months ended
	March 31, 2009	December 31, 2008		March 31, 2008
(Dollars in thousands, except per share amounts)	As reported	As adjusted (1/1/2009)	As reported in prior filings	As adjusted (1/1/2009)	As reported in prior filings
INCOME STATEMENT
Interest expense - borrowings	$8,181	$10,219	$9,694	$12,536	$11,233
Income tax (benefit) expense	(1,702)	2,111	2,319	18,283	18,801
Net (loss) income attributable to SVBFG	(7,010)	2,105	2,422	27,118	27,903
Net (loss) income available to common stockholders	(10,546)	1,398	1,715	27,118	27,903
(Loss) earnings per common share — diluted	(0.32)	0.04	0.05	0.78	0.81

FULLY TAXABLE EQUIVALENT
Net interest income (fully taxable equivalent basis)	$92,083	$97,024	$97,549	$91,283	$92,586
Net interest margin	3.97%	5.39%	5.42%	6.27%	6.36%

BALANCE SHEET
Total assets	$10,958,768	$10,020,808	$10,020,892	$6,897,285	$6,897,303
Long-term debt	964,175	995,423	1,000,640	892,516	893,189
Additional paid-in capital	71,761	66,201	45,872	13,975	—
Retained earnings	701,708	712,254	727,450	664,085	678,078

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

Net Interest Income (Fully Taxable-Equivalent Basis)

Net interest income increased by $0.8 million to $92.1 million for the three months ended March 31, 2009, compared to $91.3 million for the comparable 2008 period. The increase in net interest income was primarily the result of an increase in average balances of our interest-earning assets and a decrease in the cost of our total funding sources, partially offset by a decrease in yields earned on interest-earning assets.

The main factors affecting interest income and interest expense for the three months ended March 31, 2009, compared to the comparable 2008 period are discussed below:

•	Interest income for the three months ended March 31, 2009 decreased by $2.0 million primarily due to:

¡

A $1.5 million decrease in interest income on loans driven principally by a 178 basis point decrease in loan yields due primarily to decreases totaling 325 basis points in our prime-lending rate during 2008, in response to certain Federal Fund rate decreases. Our average prime-lending rate was 4.00 percent for the three months ended March 31, 2009, compared to 6.26 percent for the comparable 2008 period. The impact of lower loan yields was partially offset by an increase of $1.0 billion in average loan balances for the three months ended March 31, 2009, compared to the comparable 2008 period. This growth was driven primarily by increased loan growth from all client industry segments, with particularly strong growth in loans to software clients and hardware clients.

¡

A $1.7 million decrease in interest income on short-term investments primarily due to the decreases in the Federal Funds rates from March 31, 2008 to March 31, 2009, partially offset by an increase in average balances as a result of the growth in our deposits.

These decreases were partially offset by an increase of $1.3 million in interest income on interest-earning investment securities, primarily due to purchases of U.S. agency securities and mortgage-backed securities as part of our overall investment strategy resulting from the growth in our deposit balances.

•	Interest expense for the three months ended March 31, 2009 decreased by $2.8 million primarily due to:

¡

A decrease in interest expense of $2.6 million from long-term debt, primarily due to lower London Interbank Offered Rates (“LIBOR”) associated with interest rate swap agreements on the senior and subordinated notes. This decrease in rates was partially offset by an increase in average balances due to the issuance of $250 million in 3.875% convertible senior notes (“2008 Convertible Notes”) in April 2008. The proceeds from the issuance of the 2008 Convertible Notes were used primarily to settle the conversion of our zero-coupon convertible subordinated notes (“2003 Convertible Notes”), which matured in June 2008, and for other general corporate purposes.

¡

A decrease in interest expense from short-term borrowings of $1.8 million, primarily due to declining short-term market interest rates, as well as a decrease in average balances of short-term borrowings. Average short-term borrowings decreased by $187.9 million to $47.0 million for the three months ended March 31, 2009, compared to $234.9 million for the comparable 2008 period due to growth in deposit balances.

These decreases were partially offset by an increase in interest expense of $1.6 million from interest-bearing deposits, primarily due to a $1.8 billion increase in average interest-bearing deposits. This increase was driven by growth from all our interest-bearing deposit products, with particularly strong growth from our sweep deposit product, which we introduced in late 2007 to provide funding for our loan growth. This increase was partially offset by a decrease in deposit rates due to declining market rates.

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

	2009 Compared to 2008
	Three months ended March 31, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$4,758	$(6,499)	$(1,741)
Investment securities (Taxable)	1,966	(885)	1,081
Investment securities (Non-Taxable)	254	(63)	191
Loans, net of unearned income	18,905	(20,413)	(1,508)

Increase (decrease) in interest income, net	25,883	(27,860)	(1,977)

Interest expense:
NOW deposits	14	(2)	12
Regular money market deposits	106	(226)	(120)
Bonus money market deposits	364	(1,860)	(1,496)
Foreign money market deposits	174	—	174
Time deposits	67	(103)	(36)
Sweep deposits	3,504	(460)	3,044
Short-term borrowings	(822)	(968)	(1,790)
Zero-coupon convertible subordinated notes	(1,542)	—	(1,542)
3.875% convertible senior notes	3,505	—	3,505
Junior subordinated debentures	37	24	61
Senior and subordinated notes	424	(3,871)	(3,447)
Other long-term debt	(427)	(715)	(1,142)

Increase (decrease) in interest expense, net	5,404	(8,181)	(2,777)

Increase (decrease) in net interest income	$20,479	$(19,679)	$800

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 3.97 percent for the three months ended March 31, 2009, compared to 6.27 percent for the comparable 2008 period. The decrease in net interest margin was primarily due to decreases in yields on our loan portfolio resulting from reductions in our prime-lending rate, which we lowered in response to certain Federal Reserve rate cuts in 2008. The decrease in net interest margin was also attributable to an increase in cash as a result of the growth in interest-bearing deposits, which were primarily deposited in overnight funds with the Federal Reserve. These reductions in our net interest margin were partially offset by a decrease in interest expense from borrowings due to lower LIBOR.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2009 and 2008, respectively.

Average Balances, Rates and Yields for the Three Months Ended March 31, 2009 and 2008

	Three months ended March 31,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,825,988	$2,376	0.34%	$475,112	$4,117	3.49%
Investment securities: (2)
Taxable	1,357,752	14,851	4.44	1,173,698	13,770	4.72
Non-taxable (3)	106,404	1,633	6.22	89,360	1,442	6.49
Total loans, net of unearned income (4)	5,116,252	88,251	7.00	4,112,865	89,759	8.78

Total interest-earning assets	9,406,396	107,111	4.62	5,851,035	109,088	7.50

Cash and due from banks	321,282			276,471
Allowance for loan losses	(111,527)			(48,276)
Goodwill	4,048			4,092
Other assets (5)	836,208			668,667

Total assets (6)	$10,456,407			$6,751,989

Funding sources:
Interest-bearing liabilities:
NOW deposits	$52,282	$49	0.38%	$37,148	$37	0.40%
Regular money market deposits	179,099	305	0.69	136,485	425	1.25
Bonus money market deposits	986,034	1,738	0.71	873,954	3,234	1.49
Foreign money market deposits	64,485	174	1.09	—	—	—
Time deposits	376,833	730	0.79	343,571	766	0.90
Sweep deposits	1,632,420	3,851	0.96	144,256	807	2.25

Total interest-bearing deposits	3,291,153	6,847	0.84	1,535,414	5,269	1.38
Short-term borrowings	47,044	21	0.18	234,945	1,811	3.10
Zero-coupon convertible subordinated notes (6)	—	—	—	147,971	1,542	4.19
3.875% convertible senior notes (6)	244,789	3,505	5.81	—	—	—
Junior subordinated debentures	55,921	786	5.70	52,969	725	5.50
Senior and subordinated notes	568,206	3,407	2.43	532,376	6,854	5.18
Other long-term debt	101,269	462	1.85	152,636	1,604	4.23

Total interest-bearing liabilities	4,308,382	15,028	1.41	2,656,311	17,805	2.70
Portion of noninterest-bearing funding sources	5,098,014			3,194,724

Total funding sources	9,406,396	15,028	0.65	5,851,035	17,805	1.23

Noninterest-bearing funding sources:
Demand deposits	4,636,553			2,899,599
Other liabilities	184,844			245,506
Discount on zero-coupon convertible subordinated notes (6)	—			1,343
SVBFG stockholders’ equity (6)	1,008,102			687,566
Noncontrolling interests (7)	318,526			261,664
Portion used to fund interest-earning assets	(5,098,014)			(3,194,724)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$10,456,407			$6,751,989

Net interest income and margin (6)		$92,083	3.97%		$91,283	6.27%

Total deposits	$7,927,706			$4,435,013

Average SVBFG stockholders’ equity as a percentage of average assets			9.64%			10.18%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(572)			(505)

Net interest income, as reported		$91,511			$90,778

(1)	Includes average interest-bearing deposits in other financial institutions of $180.0 million and $82.9 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, balance also includes $2.5 billion deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans, and related income, if recognized, is included in interest income.
(5)	Average investment securities of $467.0 million and $345.2 million for the three months ended March 31, 2009 and 2008, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.
(6)	Amounts for all periods presented reflect our adoption of FSP APB No. 14-1. Amounts for the three months ended March 31, 2008 have been retrospectively adjusted.
(7)	Our 2009 adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”) required us to clarify our presentation of noncontrolling interests and had no effect on our results of operations or stockholders’ equity.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. We consider our allowance for loan losses of $110.0 million adequate to cover credit losses inherent in the loan portfolio at March 31, 2009. The following table summarizes our provision for loan losses for the three months ended March 31, 2009 and 2008, respectively:

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Allowance for loan losses, beginning balance	$107,396	$47,293
Provision for loan losses	43,466	7,723
Gross loan charge-offs	(42,013)	(6,208)
Loan recoveries	1,161	828

Allowance for loan losses, ending balance	$110,010	$49,636

Provision as a percentage of total gross loans (annualized)	3.49%	0.71%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	3.30	0.60
Net loan charge-offs as a percentage of average total gross loans (annualized)	3.21	0.52
Allowance for loan losses as a percentage of total gross loans	2.18	1.13
Total gross loans at period-end	$5,045,208	$4,377,498
Average total gross loans	5,159,412	4,141,414

Our provision for loan losses increased by $35.8 million to $43.5 million for the three months ended March 31, 2009, compared to $7.7 million for the comparable 2008 period. Our provision of $43.5 million for the three months ended March 31, 2009 was primarily attributable to the following:

•	Gross loan charge-offs of $23.1 million and specific reserves of $9.2 million related to two loans within our hardware industry portfolio.

•	Gross loan charge-offs of $18.9 million, primarily from our early-stage client portfolio.

•	A reduction of $7.0 million in general reserves due to the decline in period-end loan balances.

•

A reversal of $4.9 million in specific reserves due to the repayment by affiliates of HRJ Capital, LLC (“HRJ”) of certain outstanding balances on capital call lines of credit during the first quarter of 2009.

•	Loan recoveries of $1.2 million, primarily from our early-stage and corporate technology client portfolios.

•

Our net loan charge-offs as a percentage of average total gross loans (annualized) was 3.21 percent for the three months ended March 31, 2009, compared to our allowance for loan losses as a percentage of total gross loans of 2.18 percent for the three months ended March 31, 2009. We expect net charge-offs for the full year 2009 to be lower than the annualized trend indicated by the first quarter 2009 results.

An independent asset management firm recently announced that it had entered into a term sheet with HRJ to assume the management of HRJ’s funds of funds. The final transaction is subject to the execution of definitive agreements between the parties and other closing conditions. If the transaction closes based on the proposed terms, we do not expect it to have a material impact on our net income and provision for loan losses.

Noninterest (Loss) Income

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Foreign exchange fees	$7,466	$7,844	(4.8)%
Deposit service charges	6,823	5,891	15.8
Client investment fees	6,248	13,722	(54.5)
Letters of credit and standby letters of credit income	2,892	2,946	(1.8)
Gains on derivative instruments, net	1,814	2,599	(30.2)
Corporate finance fees	—	3,640	(100.0)
Losses on investment securities, net	(35,045)	(6,112)	NM
Other	6,192	11,035	(43.9)

Total noninterest (loss) income	$(3,610)	$41,565	(108.7)

NM- Not meaningful

Included in net (loss) income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds where we own significantly less than 100%. We also recognize, as part of our equity valuation business through SVB Analytics, the results of eProsper, of which we own 65%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Loss Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income, net losses on investment securities and noninterest expense, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended March 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2009	2008	% Change
GAAP noninterest (loss) income	$(3,610)	$41,565	(108.7)%
Less: losses attributable to noncontrolling interests, including carried interest	(30,592)	(1,716)	NM

Non-GAAP noninterest income, net of noncontrolling interests	$26,982	$43,281	(37.7)

NM- Not meaningful

Foreign Exchange Fees

Foreign exchange fees were $7.5 million for the three months ended March 31, 2009, compared to $7.8 million for the comparable 2008 period. The decrease was primarily due to lower commissioned notional volumes, which decreased to $1.0 billion for the three months ended March 31, 2009, compared to $1.4 billion for the comparable 2008 period. While commissioned notional volumes decreased, fees remained stable as a substantially higher proportion of that volume came from trades with notional amounts less than $1 million for the first quarter of 2009, which carry comparatively higher commission rates.

Deposit Service Charges

Deposit service charges were $6.8 million for the three months ended March 31, 2009, compared to $5.9 million for the comparable 2008 period. The increase in deposit service charges was primarily attributable to a decrease in the earnings credit rate related to decreases in short-term market interest rates.

Client Investment Fees

Client investment fees were $6.2 million for the three months ended March 31, 2009, compared to $13.7 million for the comparable 2008 period. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average client investment funds.

During the latter half of the fourth quarter of 2008, we discontinued offering a third party off-balance sheet sweep product, primarily due to our decision to utilize our own on-balance sheet sweep product. In addition, we continue to face challenges in growing off-balance sheet funds due to the significant decline of initial public offerings (“IPO”), resulting in less client funds available for investment. Based on the expectation of continued lower margins on certain client investment products, we expect to continue to see declining client investment fees throughout 2009. The following table summarizes average client investment funds for the three months ended March 31, 2009 and 2008, respectively:

	Three months ended March 31,
(Dollars in millions)	2009	2008	% Change
Client directed investment assets (1)	$11,643	$12,774	(8.9)%
Client investment assets under management	5,834	6,375	(8.5)
Sweep money market funds	224	2,746	(91.8)

Total average client investment funds (2)	$17,701	$21,895	(19.2)

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third-party financial institutions.

Period-end total client investment funds were $16.9 billion at March 31, 2009, compared to $18.6 billion at December 31, 2008.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange contracts, net (1)	$496	$728	(31.9)%
Gains (losses) on internal foreign exchange contracts, net (2)	1,943	(3,091)	(162.9)

Total gains (losses) on foreign exchange forward contracts, net	2,439	(2,363)	NM

Change in fair value of interest rate swap (3)	(170)	(493)	(65.5)
Equity warrant assets:
Gains on exercise, net	210	4,516	(95.3)
Change in fair value (4):
Cancellations and expirations	(1,198)	(457)	162.1
Other changes in fair value	533	1,396	(61.8)

Total net (losses) gains on equity warrant assets (5)	(455)	5,455	(108.3)

Total gains on derivative instruments, net	$1,814	$2,599	(30.2)

NM- Not meaningful

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	Represents the change in the fair value hedge of the junior subordinated debentures. In December 2008, our counterparty called this swap for settlement in January 2009. As a result, the swap was terminated and is no longer designated as a hedging instrument.
(4)	At March 31, 2009, we held warrants in 1,303 companies, compared to 1,188 companies at March 31, 2008.
(5)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net Loss Attributable to Noncontrolling Interests”.

Gains on derivative instruments, net, were $1.8 million for the three months ended March 31, 2009, compared to $2.6 million for the comparable 2008 period. The decrease of $0.8 million was primarily due to lower gains on exercise of equity warrant assets, higher terminations and lower valuations of our equity warrant assets, partially offset by higher net gains from changes in the fair value of foreign exchange forward contracts. Net gains from foreign exchange forward contracts included $1.9 million in net gains from changes in fair value due to the strengthening of the U.S. dollar in the first quarter of 2009 against the Euro and Pound Sterling, used to offset net losses of $2.7 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

The lower gains on exercise of equity warrant assets for the three months ended March 31, 2009, compared to the comparable 2008 period was primarily due to the sale of one warrant position in the first quarter of 2008. The higher warrant terminations for the three months ended March 31, 2009, compared to the comparable 2008 period, reflect the continuing effects of the downturn in the overall economy. The changes in the fair value of equity warrant assets for the three months ended March 31, 2009 were primarily attributable to gains due to changes in the volatility of market-comparable public companies. Our methodology used to calculate the fair value of equity warrant assets has been applied consistently.

Corporate Finance Fees

There were no corporate finance fees in the three months ended March 31, 2009, compared to $3.6 million in the comparable 2008 period. The decrease was a result of the decision to cease operations at SVB Alliant in July 2007. The $3.6 million in fees for the three months ended March 31, 2008 represents the completion of all remaining client transactions at SVB Alliant as of March 31, 2008.

Losses on Investment Securities, Net

We experience variability in the performance of our consolidated investment funds from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. The valuation of our consolidated investment funds continues to be affected by a more discerning venture capital environment and a significant slowdown of merger and acquisition (“M&A”) activities and effectively a halt in IPOs among our portfolio companies in 2008 and first quarter of 2009. The net losses for the three months ended March 31, 2009 were primarily due to lower valuations of private companies from the overall impact of the continued pull-back in investing and fund-raising in the venture capital/private equity communities, particularly in the fourth quarter of 2008, and declines in the public equity markets. As a result, we saw more unrealized losses due to lower valuations in the three months ended March 31, 2009, compared to the comparable 2008 period. The following tables provide a summary of net (losses) gains on investment securities for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Sponsored Debt Funds	Other	Total
Unrealized (losses) gains	$(4,697)	$(31,079)	$984	$—	$(34,792)
Realized (losses) gains	(523)	883	240	(853)	(253)

Total (losses) gains on investment securities, net	$(5,220)	$(30,196)	$1,224	$(853)	$(35,045)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(4,777)	(26,105)	444	—	(30,438)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(443)	$(4,091)	$780	$(853)	$(4,607)

	Three months ended March 31, 2008
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Sponsored Debt Funds	Other	Total
Unrealized (losses) gains	$(672)	$898	$(7,838)	$—	$(7,612)
Realized gains (losses)	548	1,885	(124)	(809)	1,500

Total (losses) gains on investment securities, net	$(124)	$2,783	$(7,962)	$(809)	$(6,112)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(56)	2,555	(4,398)	—	(1,899)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(68)	$228	$(3,564)	$(809)	$(4,213)

Other Noninterest Income

A summary of other noninterest income for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Fund management fees	$2,717	$1,920	41.5%
Gains (losses) on foreign currency revaluation, net	2,094	(521)	NM
Service-based fee income (1)	1,829	1,990	(8.1)
Credit card fees	1,439	1,699	(15.3)
(Losses) gains on foreign currency loans revaluation, net	(2,677)	3,907	(168.5)
Other	790	2,040	(61.3)

Total other noninterest income	$6,192	$11,035	(43.9)

NM- Not meaningful

(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

Other noninterest income was $6.2 million for the three months ended March 31, 2009, compared to $11.0 million for the comparable 2008 period. The decrease of $4.8 million was primarily due to revaluations of foreign currency denominated loans. Net losses from revaluation of foreign currency denominated loans of $2.7 million for the three months ended March 31, 2009 were due primarily to the strengthening of the U.S. dollar against the Euro and Pound Sterling, and were partially offset by net gains from foreign exchange forward contracts of $1.9 million, which are included in net gains on derivative instruments. Net gains from revaluation of foreign currency denominated loans of $3.9 million for the three months ended March 31, 2008 were due primarily to the weakening of the U.S. dollar against the Euro and Japanese Yen, partially offset by net losses from foreign exchange forward contracts of $3.1 million, which are included in net gains on derivative instruments.

Noninterest Expense

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Compensation and benefits	$48,280	$53,781	(10.2)%
Professional services	12,080	8,801	37.3
Premises and equipment	5,407	5,188	4.2
Net occupancy	4,305	4,348	(1.0)
Impairment of goodwill	4,092	—	—
Business development and travel	3,273	3,422	(4.4)
FDIC assessments	2,675	436	NM
Correspondent bank fees	1,913	1,506	27.0
(Reduction of) provision for unfunded credit commitments	(2,284)	(165)	NM
Other	7,399	6,120	20.9

Total noninterest expense	$87,140	$83,437	4.4

NM- Not meaningful

The table below provides a summary of non-GAAP noninterest expense, net of noncontrolling interests:

	Three months ended March 31,
Non-GAAP noninterest expense, net of noncontrolling interests (Dollars in thousands)	2009	2008	% Change
GAAP noninterest expense	$87,140	$83,437	4.4%
Less: amounts attributable to noncontrolling interests	3,387	2,759	22.8

Non-GAAP noninterest expense, net of noncontrolling interests	$83,753	$80,678	3.8

Compensation and Benefits

Compensation and benefits expense was $48.3 million for the three months ended March 31, 2009, compared to $53.8 million for the comparable 2008 period. The decrease of $5.5 million was largely due to a decrease of $7.9 million in expenses related to our Incentive Compensation Plan and Employee Stock Ownership Plan (“ESOP”), as a result of our actual first quarter 2009 results being below our expectations. These decreases were partially offset by a $3.4 million increase in salaries and wages expense, primarily related to an increase in the average number of full-time equivalent (“FTE”) personnel. The average number of FTE personnel increased to 1,258 for the three months ended March 31, 2009, compared to 1,174 for the comparable 2008 period. The increase in average FTE was primarily attributable to increases in sales and advisory positions to support our Global Commercial Bank operations, as well as from increases at SVB Capital and SVB Analytics to support our growth in these businesses.

Our variable compensation plans primarily consist of the Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, SVB Financial Group 401(k), ESOP, Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $7.3 million for the three months ended March 31, 2009, compared to $16.6 million for the comparable 2008 period.

Professional Services

Professional services expense was $12.1 million for the three months ended March 31, 2009, compared to $8.8 million for the comparable 2008 period. The increase of $3.3 million was primarily due to consulting fees related to certain infrastructure projects.

Impairment of Goodwill

We review goodwill for possible impairment on an annual basis, and we also monitor for any impairment trigerring events quarterly. As such, as part of our quarterly review of goodwill during the three months ended March 31, 2009, we noted an impairment resulting from a change in our outlook for eProsper’s future financial performance. As a result, we recognized a non-cash non-tax deductible charge of $4.1 million relating to the impairment of goodwill.

FDIC Assessments

FDIC assessments were $2.7 million for the three months ended March 31, 2009, compared to $0.4 million for the comparable 2008 period. The increase of $2.3 million was primarily due to an increase in average deposit balances and an increase in fee rates mandated by the FDIC. We expect higher FDIC assessment fees for the remainder of 2009, particularly from an anticipated one-time fee assessment to be assessed on all banks.

(Reduction of) Provision for Unfunded Credit Commitments

We calculate the (reduction of) provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a reduction of provision of $2.3 million for the three months ended March 31, 2009, compared to a reduction of provision of $0.2 million for the comparable 2008 period. The reduction of provision for the three months ended March 31, 2009 was reflective of a decrease in the balance of our total unfunded credit commitments due to expirations and reductions in credit lines to certain clients. Total unfunded credit commitments were $5.1 billion at March 31, 2009, compared to $5.6 billion at December 31, 2008.

Other Noninterest Expense

A summary of other noninterest expense for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Telephone	$1,380	$1,152	19.8%
Postage and supplies	1,258	754	66.8
Tax credit fund amortization	1,129	982	15.0
Data processing services	1,012	1,077	(6.0)
Other	2,620	2,155	21.6

Total other noninterest expense	$7,399	$6,120	20.9

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is primarily related to the noncontrolling interests holders’ portion of investment gains or losses and management fees in our managed funds. Noninterest loss consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to the general partner entities at SVB Capital and one of our consolidated sponsored debt funds for funds management. Our adoption of SFAS No. 160 requires us to reclassify our presentation of noncontrolling interests. A summary of net loss attributable to noncontrolling interests for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Net interest loss (income) (1)	$14	$(257)	(105.4)%
Noninterest loss (1)	31,907	975	NM
Noninterest expense (1)	3,387	2,759	22.8
Carried interest (2)	(1,315)	741	NM

Net loss attributable to noncontrolling interests	$33,993	$4,218	NM

NM- Not meaningful

(1)	Represents noncontrolling interests share in net interest income, noninterest (loss) income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing two of our managed funds of funds and the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds.

Income Taxes

Effective January 1, 2009, we adopted SFAS No. 160, which requires us to clearly identify and distinguish between the interests of the Company and the interest of the noncontrolling owners by presenting noncontrolling interests after net (loss) income in our interim consolidated statements of income. As a result, our effective tax rate is calculated by dividing income tax (benefit) expense by the sum of (loss) income before income tax (benefit) expense and the net (loss) income attributable to noncontrolling interests.

Our effective tax rate was 19.5 percent for the three months ended March 31, 2009, compared to 40.3 percent for the comparable 2008 period. The decrease in the tax rate was primarily attributable to the higher impact of tax-advantaged investments on our overall pre-tax loss, partially offset by an increase in our tax rate due to the tax impact of the $4.1 million non-tax deductible goodwill impairment associated with eProsper.

Operating Segment Results

For management reporting purposes, we have four operating segments: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information, make decisions and assess performance based on the “management” approach. Please refer to Note 11-“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Our primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of funds transfer pricing. Accordingly, our segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes.

We also evaluate performance based on provision for loan losses, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. In calculating each operating segment’s noninterest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. As part of this review, we allocate certain corporate overhead costs to a corporate account. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes.

Changes in an individual client’s primary relationship designation have resulted, and may in the future result, in the inclusion of certain clients in different segments in different periods. Effective January 1, 2009, we have four operating segments for management reporting purposes: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services. Previously, we reported based on three operating segments: Commercial Banking, SVB Capital, and Other Business Services. We have reclassified all prior period amounts to conform to the current period’s presentation. Refer to Note 11-“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

The following is our segment information for the three months ended March 31, 2009 and 2008, respectively.

Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Net interest income	$94,259	$84,649	11.4%
Provision for loan losses	(42,815)	(8,149)	NM
Noninterest income	26,240	33,657	(22.0)
Noninterest expense	(29,562)	(30,216)	(2.2)

Income before income tax expense	$48,122	$79,941	(39.8)

Total average loans	$4,114,099	$3,193,371	28.8
Total average assets	4,199,044	3,247,069	29.3
Total average deposits	7,749,826	4,282,395	81.0

NM- Not meaningful

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net interest income from the Global Commercial Bank (“GCB”) increased by $9.6 million for the three months ended March 31, 2009, primarily due to an increase in interest income resulting from growth in GCB’s loan portfolio, particularly from loans to software and hardware clients, and an increase in interest income due to decreases in the earnings charge incurred for funded loans. These increases were partially offset by a decrease in interest income from earnings credit received on deposits due primarily to decreases in short-term market interest rates, as well as from a decrease in interest income from loans due to a decrease in our average prime-lending rate to 4.00 percent for the three months ended March 31, 2009, compared to 6.26 percent for the comparable 2008 period.

The provision for loan losses for GCB of $42.8 million for the three months ended March 31, 2009 was primarily attributable to gross loan charge-offs of $23.1 million and specific reserves of $9.2 million related to two loans within our hardware industry portfolio. For more details of the components for our provision for loan losses, please refer to “Results of Operations – Provision for Loan Losses” above.

Noninterest income decreased by $7.4 million for the three months ended March 31, 2009, primarily due to a decrease in client investment fees of $7.6 million. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds.

Noninterest expense decreased by $0.7 million for the three months ended March 31, 2009, primarily due to a decrease in compensation and benefits expense of $1.9 million, partially offset by an increase in professional services expense of $1.5 million. The decrease in compensation and benefits expense was primarily a result of a decrease in our incentive compensation related expenses, resulting from our actual first quarter 2009 results being below our expectations, partially offset by an increase in salaries and wages expenses, primarily as a result of growth in the number of average FTE employees at GCB, which increased to 549 for the three months of March 31, 2009, compared to 516 for the comparable 2008 period. The increase in professional services expense was primarily due to consulting fees related to certain infrastructure projects.

Relationship Management

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Net interest income	$8,887	$7,408	20.0%
Provision for (recovery of) loan losses	(649)	455	NM
Noninterest income	303	409	(25.9)
Noninterest expense	(3,649)	(4,136)	(11.8)

Income before income tax expense	$4,892	$4,136	18.3

Total average loans	$989,842	$834,921	18.6
Total average assets	991,605	839,159	18.2
Total average deposits	172,661	160,692	7.4

NM- Not meaningful

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net interest income increased by $1.5 million for the three months ended March 31, 2009, primarily due to an increase in interest income from growth in Relationship Managements’ loan portfolio, particularly from growth in loans to targeted high-net-worth individuals, as well as an increase in interest income due to decreases in the earnings charge incurred for funded loans. This increase was partially offset by a decrease in interest income from earnings credit received on deposits due to decreases in short-term market interest rates, as well as from a decrease in interest income from loans due to a decrease in our average prime-lending rate.

Noninterest expense decreased by $0.5 million for the three months ended March 31, 2009, primarily due to a decrease in compensation and benefits expense of $0.6 million attributable to a decrease in incentive compensation related expenses, as a result of our actual first quarter 2009 results being below our expectations.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Net interest (loss) income	$(2)	$13	(115.4)%
Noninterest (loss) income	(2,358)	2,079	NM
Noninterest expense	(3,346)	(4,228)	(20.9)

Loss before income tax expense	$(5,706)	$(2,136)	167.1

Total average assets	$400,862	$293,612	36.5

NM- Not meaningful

SVB Capital’s components of noninterest income primarily include net gains and losses on investment securities and fund management fees, all net of noncontrolling interests and carried interest. When we refer to net gains and losses on investment securities in the discussion below, we are referring to net gains and losses from investment securities, net of noncontrolling interests and carried interest.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results for a particular period not to be indicative of future performance. The valuation of our consolidated investment funds continues to be affected by a more discerning venture capital environment and a significant slowdown of M&A activities and effectively a halt in IPOs among our portfolio companies in 2008 and first quarter of 2009. The net losses for the three months ended March 31, 2009 were primarily due to the continued pull-back in investing and fund-raising in the venture capital/private equity communities, particularly in the fourth quarter of 2008, as well as declines in the public equity markets. As a result, we saw more unrealized losses due to lower valuations in the three months ended March 31, 2009, compared to the comparable 2008 period.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Noninterest loss was $2.4 million for the three months ended March 31, 2009, compared to noninterest income of $2.1 million for the comparable 2008 period. SVB Capital’s components of noninterest (loss) income primarily include:

•

Net losses on investment securities of $4.5 million for the three months ended March 31, 2009, compared to net gains of $0.2 million for the comparable 2008 period. The net losses on investment securities of $4.5 million for the three months ended March 31, 2009 were primarily due to net losses of $4.1 million from three of our managed funds of funds due to net decreases of $2.9 million in the fair value of fund investments and a decrease of $1.3 million in carried interest due to a decline in the performance of two of our managed funds of funds.

•

Fund management fees of $2.7 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. The increase in fund management fees was primarily due to the closing of an additional fund in the SVB Strategic Investors Fund family in the latter half of the second quarter of 2008, with subsequent closes in the fourth quarter of 2008 and the first quarter of 2009. Typically, a fund of fund is formed through multiple closing transactions in which limited partners enter into investment commitments.

Noninterest expense decreased by $0.9 million for the three months ended March 31, 2009, primarily due to a decrease in compensation and benefits expense attributable to a decrease in incentive compensation related expenses, as a result of our actual first quarter 2009 results being below our expectations.

Other Business Services

	Three months ended March 31,
(Dollars in thousands)	2009	2008	% Change
Net interest (loss) income	$(26)	$34	(176.5)%
Noninterest income (loss)	1,597	(1,856)	(186.0)
Noninterest expense	(7,026)	(2,285)	NM

Loss before income tax expense	$(5,455)	$(4,107)	32.8

Total average assets	$76,295	$73,248	4.2

NM- Not meaningful

Included in noninterest income (loss) are net gains and losses on investment securities, net of noncontrolling interests and carried interest from our sponsored debt funds and strategic investments’ components of noninterest income (loss). When we refer to net gains and losses on investment securities in the discussion below, we are referring to net gains and losses from investment securities, net of noncontrolling interests and carried interest.

We experience variability in the performance of our sponsored funds and strategic investments from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results for a particular period not to be indicative of future performance.

SVB Analytics provides equity valuation and equity management services to private companies and venture capital firms. we also offer equity management services, including capitalization data management, through eProsper, Inc., a company which SVB Analytics holds a controlling ownership interest.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Noninterest income was $1.6 million for the three months ended March 31, 2009, compared to noninterest loss of $1.9 million for the comparable 2008 period. The increase of $3.5 million was primarily due to net losses from valuations at one of our sponsored debt funds recorded in the first quarter of 2008 mainly attributable to a decrease in the share price of one investment, which was subject to transfer restrictions.

Noninterest expense increased by $4.7 million for the three months ended March 31, 2009, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance.

Consolidated Financial Condition

Our total assets were $11.0 billion at March 31, 2009, an increase of $938.0 million, or 9.4 percent, compared to $10.0 billion at December 31, 2008. The increase was primarily due to significant increases in cash due to the growth in our deposit balances.

Cash and Due from Banks

Cash and due from banks totaled $3.4 billion at March 31, 2009, an increase of $1.6 billion, or 87.7 percent, compared to $1.8 billion at December 31, 2008. The increase was primarily due to the significant increase in our deposit balances from December 31, 2008 to March 31, 2009. As of March 31, 2009 and December 31, 2008, $3.1 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $286.8 million at March 31, 2009, a decrease of $360.6 million, or 55.7 percent, compared to $647.4 million at December 31, 2008. The decrease was primarily due to cash management strategies.

Investment Securities

Investment securities totaled $2.0 billion at March 31, 2009, an increase of $246.1 million, or 13.8 percent, compared to $1.8 billion at December 31, 2008. The increase was primarily related to purchases of U.S. agency securities as part of our overall investment strategy.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company fair value accounting.

Our fixed income investment portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and our asset/liability strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities were $1.6 billion at March 31, 2009, an increase of $259.1 million, or 19.7 percent, compared to $1.3 billion at December 31, 2008. The increase was primarily due to a $320.2 million increase in U.S. agency securities as part of our overall investment strategy, partially offset by a $42.7 million decrease in our collateralized mortgage obligations and a $14.6 million decrease in mortgage-backed securities due to scheduled paydowns.

The duration of our fixed income investment portfolio decreased to 2.2 years at March 31, 2009, compared to 2.8 years at December 31, 2008. Changes in portfolio duration are impacted by the effect of changing interest rates on mortgage-backed securities and collateralized mortgage obligations as well as changes in the mix of longer versus shorter term to maturity securities.

Marketable securities accounted for under investment company accounting represents investments managed by SVB Capital or our consolidated sponsored debt fund that were originally made within our non-marketable securities portfolio and have been converted into publicly-traded shares. Marketable securities were $1.3 million and $1.7 million at March 31, 2009, and December 31, 2008, respectively.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and Sponsored Funds and Strategic Investments as part of our investment funds management business and include funds of funds and co-investment funds. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. Non-marketable securities were $454.5 million ($178.4 million net of noncontrolling interests) as of March 31, 2009, a decrease of $12.7 million or 2.7 percent, compared to $467.2 million ($169.1 million net of noncontrolling interests) as of December 31, 2008. The decrease was primarily attributable to unrealized valuation losses of venture capital/private equity investments, partially offset by new investments.

Loans

Loans, net of unearned income were $5.0 billion at March 31, 2009, a decrease of $503.2 million, or 9.1 percent, compared to $5.5 billion at December 31, 2008. Unearned income was $42.1 million at March 31, 2009, a decrease of $3.3 million, or 7.3 percent, compared to $45.4 million at December 31, 2008. The majority of our loans are commercial in nature. Total gross loans were $5.0 billion at March 31, 2009, a decrease of $506.4 million, or 9.1 percent, compared to $5.6 billion at December 31, 2008. The decrease came primarily from decreases in loans to venture capital/private equity funds for capital calls due to the continuing effects of the downturn in the economic environment causing lower levels of venture capital investments, as well as from a decrease in our technology client portfolio. The breakdown of total gross loans by industry sector is as follows:

Industry Sector	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Technology (1)	$2,426,082	48.1%	$2,666,372	48.0%
Private Equity	824,844	16.3	1,065,424	19.2
Life Sciences (1)	599,930	11.9	601,690	10.8
Private Client Services	515,848	10.2	523,299	9.4
Premium Winery	400,912	8.0	419,916	7.6
All other sectors	277,592	5.5	274,935	5.0

Total gross loans	$5,045,208	100.0	$5,551,636	100.0

(1)	Included in the technology and life science niches are loans provided to emerging growth clients, which represent approximately 13 percent of total gross loans at March 31, 2009, compared to 12 percent at December 31, 2008.

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of March 31, 2009:

(Dollars in thousands)	March 31, 2009
	Less than Five Million	More than Five to Ten Million	More than Ten to Twenty Million	More than Twenty to Thirty Million	More than Thirty Million	Total
Technology	$1,169,135	$298,924	$464,188	$225,177	$268,658	$2,426,082
Private Equity	209,989	131,435	229,073	98,126	156,221	824,844
Life Sciences	328,303	103,180	139,697	28,750	—	599,930
Private Client Services	281,540	97,461	34,356	23,120	79,371	515,848
Premium Winery	184,045	99,771	117,096	—	—	400,912
All other sectors	94,784	76,669	57,452	48,687	—	277,592

Total gross loans	$2,267,796	$807,440	$1,041,862	$423,860	$504,250	$5,045,208

At March 31, 2009, gross loans totaling $928.1 million, or 18.4 percent of our portfolio, were individually greater than $20 million. These loans represented 29 clients, and of these loans $64.1 million were on nonaccrual status as of March 31, 2009.

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

At December 31, 2008, gross loans totaling $1.2 billion, or 20.7 percent of our portfolio, were individually greater than $20 million. These loans represented 36 clients, and of these loans $66.7 million were on nonaccrual status as of December 31, 2008.

Credit Quality, Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Nonperforming assets consist of loans past due 90 days or more, loans on nonaccrual status and foreclosed property classified as Other Real Estate Owned (“OREO”). The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Nonperforming loans:
Loans past due 90 days or more	$3,516	$2,330
Nonaccrual loans	97,641	84,919

Total nonperforming loans	101,157	87,249
OREO	1,200	1,250

Total nonperforming assets	$102,357	$88,499

Nonperforming loans as a percentage of total gross loans	2.01%	1.57%
Nonperforming assets as a percentage of total assets	0.93	0.88
Allowance for loan losses	$110,010	$107,396
As a percentage of total gross loans	2.18%	1.93%
As a percentage of nonperforming loans	108.75	123.09
Reserve for unfunded credit commitments (1)	$12,418	$14,698

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “(Reduction of) Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Nonaccrual Loans

All nonaccrual loans represent impaired loans. Average impaired loans for the three months ended March 31, 2009 and 2008 were $95.0 million and $8.2 million, respectively. If these loans had not been impaired, $1.7 million and $0.1 million in interest income would have been recorded for the three months ended March 31, 2009 and 2008, respectively.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at March 31, 2009 and December 31, 2008 is as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008	% Change
Derivative assets, gross (1)	$139,125	$174,990	(20.5)%
Deferred tax assets and income tax receivable, net	79,194	63,702	24.3
FHLB and FRB stock	35,651	35,651	—
Accrued interest receivable	35,269	35,218	0.1
Foreign exchange spot contract assets, gross	30,139	21,333	41.3
OREO	1,200	1,250	(4.0)
Other	34,630	30,216	14.6

Total accrued interest receivable and other assets	$355,208	$362,360	(2.0)

(1)	See “Derivatives, Net” section below.

Deferred Tax Assets and Income Tax Receivable, Net

Our deferred tax assets balance was $64.0 million at March 31, 2009, compared to $63.2 million at December 31, 2008. We pay quarterly estimated taxes to the Internal Revenue Service and certain state and foreign taxing authorities. At March 31, 2009 and December 31, 2008, we had $15.2 million and $0.5 million, respectively, as income taxes receivable from these authorities. The increase was primarily due to 2008 additional tax payments and a tax benefit recorded on the loss at March 31, 2009.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at March 31, 2009 and December 31, 2008:

(Dollars in thousands)	March 31, 2009	December 31, 2008	% Change
Assets (liabilities):
Equity warrant assets	$44,933	$43,659	2.9%
Interest rate swaps—assets	62,513	94,142	(33.6)
Foreign exchange forward and option contracts—assets	31,679	37,189	(14.8)
Foreign exchange forward and option contracts—liabilities	(27,338)	(32,632)	(16.2)

Total derivatives, net	$111,787	$142,358	(21.5)

Equity Warrant Assets

As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. At March 31, 2009, we held warrants in 1,303 companies, compared to 1,307 companies at December 31, 2008. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest (loss) income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2009 and 2008, respectively:

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Balance, beginning of period	$43,659	$31,317
New equity warrant assets	2,074	2,174
Non-cash increases in fair value	533	1,444
Exercised equity warrant assets	(222)	(1,573)
Terminated equity warrant assets	(1,111)	(456)

Balance, end of period	$44,933	$32,906

Interest Rate Swaps

For information on our interest rate swaps, see Note 9-”Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

For information on our foreign exchange forward and foreign currency option contracts, see Note 9-”Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

At March 31, 2009 and December 31, 2008, the aggregate notional amounts of foreign exchange forward and foreign currency option contracts totaled $866.4 million and $824.4 million, respectively. Our net exposure risk for foreign exchange forward and foreign currency option contracts at March 31, 2009 and December 31, 2008 amounted to $4.3 million and $4.6 million, respectively.

Deposits

Deposits were $8.5 billion at March 31, 2009, an increase of $1.0 billion, or 13.5 percent, compared to $7.5 billion at December 31, 2008. The increase in our deposit balance was primarily due to increases in our noninterest-bearing demand deposits of $808.9 million and our interest-bearing sweep deposits of $359.3 million, partially offset by a decrease in money market deposits of $151.5 million. The overall increase in our deposits was due to the following factors: (i) our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008; and (ii) the desire for some clients to benefit from the security provided by FDIC insurance in noninterest-bearing accounts. At March 31, 2009, 38.4 percent of our total deposits were interest-bearing deposits, compared to 40.9 percent at December 31, 2008.

At March 31, 2009, the aggregate balance of time deposit accounts individually exceeding $100,000 totaled $339.8 million, compared to $326.8 million at December 31, 2008. At March 31, 2009, substantially all time deposit accounts exceeding $100,000 in balances were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Long-Term Debt

At March 31, 2009 and December 31, 2008, we had long-term debt of $964.2 million and $995.4 million, respectively. At March 31, 2009, long-term debt included FHLB advances, 5.70% senior notes and 6.05% subordinated notes, 2008 Convertible Notes, junior subordinated debentures, and other long-term debt. The decrease in long-term debt of $31.2 million at March 31, 2009, compared to December 31, 2008, was primarily attributable to the change in fair value of the interest rate swaps associated with our senior and subordinated notes. For information on our interest rate swaps, see Note 9-”Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities

A summary of other liabilities at March 31, 2009 and December 31, 2008, respectively, is as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008	% Change
Foreign exchange spot contract liabilities, gross	$34,708	$34,008	2.1%
Derivative liabilities, gross (1)	27,338	32,632	(16.2)
Accrued compensation	19,644	35,957	(45.4)
Reserve for unfunded credit commitments	12,418	14,698	(15.5)
Other	69,314	58,258	19.0

Total other liabilities	$163,422	$175,553	(6.9)

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation include amounts for our Incentive Compensation Plans, vacation, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan and ESOP. The decrease of $16.3 million was primarily due to 2008 annual incentive compensation payouts received by employees in March 2009, partially offset by additional compensation accruals made in 2009.

Reserve for Unfunded Credit Commitments

The level of reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We recognized a reduction of provision for unfunded credit commitments of $2.3 million for the three months ended March 31, 2009, compared to a reduction of provision of $0.2 million for the comparable 2008 period. The reduction of provision for the three months ended March 31, 2009 was reflective of a decrease in the balance of our total unfunded credit commitments due to expirations and reductions in credit lines to certain clients. Total unfunded credit commitments were $5.1 billion at March 31, 2009, compared to $5.6 billion at December 31, 2008.

Other

Other liabilities increased by $11.1 million to $69.3 million at March 31, 2009, compared to $58.3 million at December 31, 2008. The increase was primarily attributable to an increase in accrued interest associated with our senior and subordinated notes and our 2008 Convertible Notes, which are payable semi-annually in the second and fourth quarters of the fiscal year.

Noncontrolling Interests

Noncontrolling interests totaled $300.3 million and $320.4 million at March 31, 2009 and December 31, 2008, respectively. The decrease of $20.1 million was primarily due to net loss attributable to noncontrolling interests of $34.0 million, primarily from our managed funds of funds and managed co-investment funds, partially offset by equity transactions, which included $15.0 million of contributed capital, primarily from investors in three of our managed funds for the purpose of investing in limited partnerships and portfolio companies.

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

In December 2008, we participated in the Capital Purchase Program (“CPP”), under which we received $235 million in exchange for issuing shares of Series B Preferred Stock and a warrant to purchase common stock to the Treasury. For more information refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” under Part II, Item 7 of our 2008 Form 10-K.

Common Stock and Preferred Stock

For information on our common stock and preferred stock, see Note 2- “Stockholders’ Equity and Earnings Per Share” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $992.1 million at March 31, 2009, compared to $993.9 million at December 31, 2008. SVB Financial has not paid a cash dividend on our common stock since 1992 and, as of March 31, 2009, there were no plans for any payment of dividends. Under the terms of our participation in the CPP, we may not, without the prior consent of the United States Treasury, pay any dividend on our common stock prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock have been redeemed in whole or have been transferred to a third party. As of March 31, 2009, we had no plans to pay, or to seek consent from the Treasury to pay, cash dividends on our common stock.

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

The Federal Reserve has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution.

Both the capital ratios of SVB Financial and the Bank were in excess of regulatory guidelines for a well-capitalized depository institution at March 31, 2009 and December 31, 2008. Capital ratios for SVB Financial and the Bank are set forth below:

	March 31, 2009	December 31, 2008
SVB Financial:
Total risk-based capital ratio	18.82%	17.58%
Tier 1 risk-based capital ratio	13.74	12.51
Tier 1 leverage ratio	10.21	13.00
Tangible common equity to tangible assets ratio	7.03	7.75
Tangible common equity to risk-weighted assets ratio	10.22	9.39

Bank:
Total risk-based capital ratio	16.33%	13.79%
Tier 1 risk-based capital ratio	11.15	8.66
Tier 1 leverage ratio	8.37	9.20
Tangible common equity to tangible assets ratio	7.97	7.45
Tangible common equity to risk-weighted assets ratio	11.15	8.66

The increase in the total risk-based and Tier 1 capital ratios for SVB Financial at March 31, 2009, compared to December 31, 2008, was primarily due to a shift in the mix of assets to a lower overall risk-weighting driven by a significant increase in funds held at the Federal Reserve. For the same period, larger increases in the total risk-based and Tier 1 capital ratios for the Bank were affected by the same change in the mix of risk-weighted assets, in addition to an increase in earnings from operations and a capital contribution from the Bank Holding Company. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third party, off-balance sheet product in late 2008, which resulted in substantial increases in cash balances and deposit liabilities resulting in significant growth in the balance sheet.

At SVB Financial, the tangible common equity to tangible assets ratio decreased due to an increase in tangible assets on a consolidated basis. At the Bank, the tangible common equity to tangible asset ratio increased due to the capital contribution from SVB Financial, partially offset by an increase in tangible assets. For both SVB Financial and the Bank, the increase in tangible common equity to risk-weighted asset ratios is reflective of the higher concentration of lower risk-weighted assets.

Off-Balance Sheet Arrangements

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 12-“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Commitments to Invest in Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.

Included in our commitments to invest in private equity funds, are commitments to fund 357 venture capital and private equity funds where our ownership interest is less than 5% of the voting stock of each such fund. At March 31, 2009, our unfunded commitments for these funds totaled $335.4 million. Of the $335.4 million of unfunded commitments, approximately $290.1 million represents the remainder of the investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we plan to form (“New Fund Commitments”). As of March 31, 2009, $42.7 million of the New Fund Commitments has already been funded and is included as a part of our investment securities portfolio in private equity investments (cost method accounting). The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds once they are formed with the binding commitments of outside investors. Upon formation of such funds and transfer of these investments to the new funds, these investments are typically accounted for under the investment company fair value basis and any underlying gains or losses are recognized in earnings according to the ownership interests of all participants in the fund, including SVB Financial. While the actual cash requirements of these New Fund Commitments are dependent on various factors, we currently expect capital calls of approximately $39 million during the remainder of 2009.

For further details on our commitments to invest in private equity funds, refer to Note 12-”Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced an interest-bearing money market deposit product for early stage clients and an interest-bearing sweep deposit product in 2007. At March 31, 2009, we grew our sweep deposit balance by $359.3 million to $1.7 billion, compared to $1.3 billion at December 31, 2008. Additionally, we grew our noninterest-bearing demand deposits by $808.9 million to $5.2 billion at March 31, 2009, compared to $4.4 billion as of December 31, 2008. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

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

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, cash and cash equivalents, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business–Supervision and Regulation–Restriction on Dividends” under Part I, Item 1 of our 2008
Form 10-K.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2009 and 2008, respectively. Please refer to our Interim Statements of Cash Flows for the three months ended March 31, 2009, and 2008 under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Average cash and due from banks	$321,282	$276,471
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,825,988	475,112

Average cash and cash equivalents	$3,147,270	$751,583

Percentage of total average assets	30.1%	11.1%

Net cash provided by operating activities	$13,190	$28,330
Net cash provided by (used for) investing activities	182,326	(223,049)
Net cash provided by financing activities	1,014,677	186,788

Net increase (decrease) in cash and cash equivalents	$1,210,193	$(7,931)

Average cash and cash equivalents increased by $2.4 billion to $3.1 billion for the three months ended March 31, 2009, compared to $751.6 million for the comparable 2008 period, primarily due to our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008, which resulted in substantial increases in cash balances.

Cash provided by operating activities was $13.2 million for the three months ended March 31, 2009, which included net loss attributable to SVBFG of $7.0 million. Significant adjustments for noncash items that increased cash provided by operating activities included $43.5 million related to the provision for loan losses, $35.0 million in net losses on investment securities, $7.2 million of depreciation and amortization, and net changes of $5.5 million in accrued interest. Significant adjustments for noncash items that decreased cash provided by operating activities included a $34.0 million of net loss attributable to noncontrolling interests, a $16.3 million decrease in accrued compensation, net changes of $11.9 million in income tax receivable, and net changes of $8.1 million in foreign exchange spot contracts.

Cash provided by investing activities was $182.3 million for the three months ended March 31, 2009. Net cash inflows included a net decrease in loans of $460.6 million and proceeds from the sales, maturities, and pay downs of available-for-sale securities of $86.9 million. Net cash outflows included purchases of available-for-sale securities of $340.3 million and purchases of non-marketable securities of $26.4 million.

Cash provided by financing activities was $1.0 billion for the three months ended March 31, 2009. Net cash inflows included increases in deposits of $1.0 billion and net capital contributions from noncontrolling interests of $13.9 million. Net cash outflows included a decrease in short-term borrowings of $5.7 million and dividends paid on preferred stock of $2.1 million.

Cash and cash equivalents at March 31, 2009 were $3.6 billion, compared to $676.1 million at March 31, 2008.

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

The following table presents our MVPE and NII sensitivity exposure at March 31, 2009 and December 31, 2008, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

Change in interest rates (basis points)	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
March 31, 2009:
+200	$1,606,708	$183,324	12.9%	$522,248	$82,565	18.8%
+100	1,518,105	94,721	6.7	469,226	29,543	6.7
-	1,423,384	—	—	439,683	—	—
-100	1,395,722	(27,662)	(1.9)	436,272	(3,411)	(0.8)
-200	1,410,590	(12,794)	(0.9)	435,093	(4,590)	(1.0)

December 31, 2008:
+200	$1,623,746	$119,253	7.9%	$467,955	$57,865	14.1%
+100	1,554,708	50,215	3.3	425,970	15,880	3.9
-	1,504,493	—	—	410,090	—	—
-100	1,437,606	(66,887)	(4.4)	403,890	(6,200)	(1.5)
-200	1,457,086	(47,407)	(3.2)	401,074	(9,016)	(2.2)

The estimated MVPE in the preceding table is based on a discounted cash flow analysis using market interest rates provided by independent broker/dealers and other publicly available sources that we deem reliable. These estimates are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and when we change our assumptions in response to relevant circumstances. These calculations do not reflect changes we may make to reduce our MVPE exposure in response to a change in market interest rates. We expect to continue to manage our interest rate risk utilizing on and off-balance sheet strategies, as appropriate.

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

Our base case MVPE at March 31, 2009 decreased from December 31, 2008 by $81.1 million primarily due to the increased value of our noninterest-bearing deposit base. MVPE sensitivity declined in simulated downward interest rate movements due to the historically low level of interest rates. Our simulation model embeds floors in our interest rate scenarios, which prevent model benchmark rates from resulting in negative rates. Given the low level of interest rates, these floors contributed to the lower sensitivity in the down 100 and 200 basis point scenarios. MVPE sensitivity increased in simulated upward interest rate movements primarily due to the large increase in rate sensitive cash equivalents that have been deposited with the Federal Reserve. The Federal Reserve account earns interest at the Federal Funds target rate and maintains its value as rates increase.

Conversely, our expected 12-month NII at March 31, 2009 increased from December 31, 2008 by $29.6 million due to the large increase in our noninterest-bearing deposit accounts and the large increase in our rate sensitive cash equivalents. NII sensitivity decreased in simulated downward interest rate movements and increased in up rate scenarios. The change in sensitivity is due to the factors mentioned above for the MVPE as well as the changes in our balance sheet mix, our deposit repricing assumptions, and the current low interest rate environment. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

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

Please refer to Note 15-“Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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

There are no material changes from the risk factors set forth in our 2008 Form 10-K.

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

Additionally, we have been increasing our efforts to lend to corporate technology clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. At March 31, 2009, our gross loan portfolio included a total of $928.1 million, or 18.4 percent, of individual loans greater than $20 million. Increasing our larger loan commitments could increase the impact on us of any single borrower default.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. At March 31, 2009, we had $5.1 billion in total unfunded credit commitments. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. Or, limited partner investors of our venture capital/private equity fund clients facing liquidity or other financing issues may fail to meet their underlying investment commitments, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients, may have a material adverse effect on our business, profitability, results of operations and reputation.

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

SVB Financial Group

Date: May 8, 2009	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

4.16	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.17	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.19	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.21	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial	8-K	000-15637	4.21	December 15, 2008

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*X

*	Furnished herewith