Form 10-Q
period 2009-06-30
SVB FINANCIAL GROUP
filed 2009-08-07
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 31, 2009, 33,172,636 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2009	December 31, 2008 *
Assets
Cash and due from banks	$3,246,560	$1,789,311
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	462,810	647,414
Investment securities	2,638,380	1,786,100
Loans, net of unearned income	4,844,253	5,506,253
Allowance for loan losses	(110,473)	(107,396)

Net loans	4,733,780	5,398,857

Premises and equipment, net of accumulated depreciation and amortization	30,196	30,589
Goodwill	—	4,092
Accrued interest receivable and other assets	354,161	361,917

Total assets	$11,465,887	$10,018,280

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$5,551,226	$4,419,965
Negotiable order of withdrawal (NOW)	31,719	58,133
Money market	1,178,716	1,213,086
Foreign money market	29,832	53,123
Time	356,781	379,200
Sweep	1,846,309	1,349,965

Total deposits	8,994,583	7,473,472

Short-term borrowings	31,340	62,120
Other liabilities	205,113	175,553
Long-term debt	909,641	995,423

Total liabilities	10,140,677	8,706,568

Commitments and contingencies (Note 12)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, Series B Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 235,000 shares authorized; 235,000 shares issued and outstanding, net of discount	222,391	221,185
Common stock, $0.001 par value, 150,000,000 shares authorized; 33,142,568 and 32,917,007 shares outstanding, respectively	33	33
Additional paid-in capital	86,478	66,201
Retained earnings	705,847	709,726
Accumulated other comprehensive income (loss)	4,470	(5,789)

Total SVBFG stockholders’ equity	1,019,219	991,356
Noncontrolling interests	305,991	320,356

Total equity	1,325,210	1,311,712

Total liabilities and total equity	$11,465,887	$10,018,280

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details. Amounts for December 31, 2008 have been revised.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2009	2008 *	2009	2008 *
Interest income:
Loans	$84,248	$84,515	$172,499	$174,274
Investment securities:
Taxable	16,794	14,586	31,645	28,356
Non-taxable	1,029	1,078	2,090	2,015
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,485	3,684	4,861	7,801

Total interest income	104,556	103,863	211,095	212,446

Interest expense:
Deposits	5,605	5,372	12,452	10,641
Borrowings	7,270	11,695	15,451	24,231

Total interest expense	12,875	17,067	27,903	34,872

Net interest income	91,681	86,796	183,192	177,574
Provision for loan losses	21,393	8,351	64,859	16,074

Net interest income after provision for loan losses	70,288	78,445	118,333	161,500

Noninterest income:
Foreign exchange fees	7,617	7,961	15,083	15,805
Deposit service charges	6,590	6,056	13,413	11,947
Client investment fees	5,580	13,648	11,828	27,370
Letters of credit and standby letters of credit income	2,329	3,142	5,221	6,088
Credit card fees	2,957	1,502	4,396	3,202
Corporate finance fees	—	—	—	3,640
(Losses) gains on derivative instruments, net	(2,847)	4,408	(1,033)	7,007
(Losses) gains on investment securities, net	(6,750)	2,039	(41,795)	(4,073)
Other	12,799	5,759	15,581	15,281

Total noninterest income	28,275	44,515	22,694	86,267

Noninterest expense:
Compensation and benefits	46,894	50,059	95,174	103,840
Professional services	11,258	9,132	23,338	17,933
FDIC assessments	8,589	700	11,264	1,136
Premises and equipment	5,473	5,455	10,880	10,643
Net occupancy	4,836	4,342	9,141	8,690
Business development and travel	3,152	3,764	6,425	7,186
Impairment of goodwill	—	—	4,092	—
Correspondent bank fees	1,963	1,816	3,876	3,322
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858	—	3,858
(Reduction of) provision for unfunded credit commitments	(1,147)	800	(3,431)	635
Other	7,994	7,263	15,393	13,383

Total noninterest expense	89,012	87,189	176,152	170,626

Income (loss) before income tax expense	9,551	35,771	(35,125)	77,141
Income tax expense	7,174	16,291	4,726	34,639

Net income (loss) before noncontrolling interests	2,377	19,480	(39,851)	42,502
Net loss attributable to noncontrolling interests	8,961	1,534	42,954	5,752

Net income attributable to SVBFG	$11,338	$21,014	$3,103	$48,254

Preferred stock dividend and discount accretion	(3,545)	—	(7,081)	—

Net income (loss) available to common stockholders	$7,793	$21,014	$(3,978)	$48,254

Earnings (loss) per common share—basic	$0.24	$0.66	$(0.12)	$1.50
Earnings (loss) per common share—diluted	0.24	0.61	(0.12)	1.40

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details. Amounts for the three and six months ended June 30, 2008 have been revised.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008 *	2009	2008 *
Net income (loss) before noncontrolling interests	$2,377	$19,480	$(39,851)	$42,502
Other comprehensive income (loss), net of tax:
Cumulative translation gains (losses):
Foreign currency translation gains (losses)	889	(606)	(542)	(704)
Related tax (expense) benefit	(153)	249	212	288
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses)	11,591	(18,020)	17,859	(13,064)
Related tax (expense) benefit	(4,719)	7,393	(7,290)	5,348
Reclassification adjustment for realized gains included in net income (loss)	41	515	34	1,336
Related tax (expense) benefit	(17)	(211)	(14)	(548)

Other comprehensive income (loss), net of tax	7,632	(10,680)	10,259	(7,344)

Comprehensive income (loss)	10,009	8,800	(29,592)	35,158
Net loss attributable to noncontrolling interests	8,961	1,534	42,954	5,752

Comprehensive income attributable to SVBFG	$18,970	$10,334	$13,362	$40,910

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details. Amounts for the three and six months ended June 30, 2008 have been revised.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	SVBFG Stockholders
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SVBFG Stockholders’	Noncontrolling
(Dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Total Equity
Balance at December 31, 2007 *	—	$—	32,670,557	$33	$13,167	$669,459	$(6,290)	$676,369	$240,102	$916,471

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	586,438	—	15,890	—	—	15,890	—	15,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	3,370	—	—	3,370	—	3,370
Net income (loss)	—	—	—	—	—	48,254	—	48,254	(5,752)	42,502
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	57,025	57,025
Net change in unrealized losses on available-for-sale investment securities, net of tax	—	—	—	—	—	—	(6,928)	(6,928)	—	(6,928)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(416)	(416)	—	(416)
Proceeds from cash exercise of call option on zero-coupon convertible subordinated notes	—	—	—	—	3,858	—	—	3,858	—	3,858
Net cost of convertible note hedge and warrant agreement related to our 3.875% convertible senior notes	—	—	—	—	(20,550)	—	—	(20,550)	—	(20,550)
Income tax benefit from original issue discount related to our zero-coupon convertible subordinated notes and 3.875% convertible senior notes	—	—	—	—	9,402	—	—	9,402	—	9,402
Common stock repurchases	—	—	(1,004,628)	(1)	(12,322)	(33,294)	—	(45,617)	—	(45,617)
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	7,397	—	—	7,397	—	7,397
Other-net	—	—	—	—	542	(15)	—	527	—	527

Balance at June 30, 2008 *	—	$—	32,252,367	$32	$20,754	$684,404	$(13,634)	$691,556	$291,375	$982,931

Balance at December 31, 2008 *	235,000	$221,185	32,917,007	$33	$66,201	$709,726	$(5,789)	$991,356	$320,356	$1,311,712

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	225,561	—	2,654	—	—	2,654	—	2,654
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	—	—	(1,369)	—	—	(1,369)	—	(1,369)
Net income (loss)	—	—	—	—	—	3,103	—	3,103	(42,954)	(39,851)
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	28,589	28,589
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	—	—	10,589	10,589	—	10,589
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(330)	(330)	—	(330)
Income tax benefit from original issue discount related to our 3.875% convertible senior notes	—	—	—	—	10,739	—	—	10,739	—	10,739
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	7,758	—	—	7,758	—	7,758
Preferred stock dividend and discount accretion	—	1,206	—	—	—	(7,081)	—	(5,875)	—	(5,875)
Other-net	—	—	—	—	495	99	—	594	—	594

Balance at June 30, 2009	235,000	$222,391	33,142,568	$33	$86,478	$705,847	$4,470	$1,019,219	$305,991	$1,325,210

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details. Amounts for December 31, 2007, June 30, 2008, and December 31, 2008 have been revised.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2009	2008 *
Cash flows from operating activities:
Net (loss) income before noncontrolling interests	$(39,851)	$42,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill	4,092	—
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858
Provision for loan losses	64,859	16,074
(Reduction of) provision for unfunded credit commitments	(3,431)	635
Changes in fair values of derivatives, net	1,449	471
Losses on investment securities, net	41,795	4,073
Depreciation and amortization	15,370	14,784
Tax benefit of original issue discount	10,745	1,567
Tax (expense) benefit of share-based compensation and other	(1,436)	1,584
Amortization of share-based compensation	7,743	7,470
Amortization of deferred warrant-related loan fees	(4,375)	(3,944)
Deferred income tax (benefit) expense	(6,647)	10,824
Losses on sale of and valuation adjustments to other real estate owned property	107	296
Changes in other assets and liabilities:
Accrued interest, net	(4,021)	(2,507)
Accounts receivable	(3,840)	(686)
Income tax receivable, net	(24,458)	(8,681)
Accrued compensation	(11,003)	(30,864)
Foreign exchange spot contracts, net	33,914	(423)
Other, net	5,076	(9,184)

Net cash provided by operating activities	86,088	47,849

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,071,073)	(282,175)
Proceeds from sales of available-for-sale securities	189	2,915
Proceeds from maturities and pay downs of available-for-sale securities	244,141	134,144
Purchases of nonmarketable securities (cost and equity method accounting)	(30,168)	(22,161)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	2,120	3,554
Proceeds from nonmarketable securities (cost and equity method accounting)	—	889
Purchases of nonmarketable securities (investment fair value accounting)	(31,067)	(56,048)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	5,307	19,976
Net decrease (increase) in loans	597,309	(498,096)
Proceeds from recoveries of charged-off loans	2,129	4,827
Proceeds from sale of other real estate owned	693	—
Purchases of premises and equipment	(6,811)	(4,188)

Net cash used for investing activities	(287,231)	(696,363)

Cash flows from financing activities:
Net increase in deposits	1,521,111	252,377
Repayments of other long-term debt	(50,885)	(543)
Proceeds from issuance of long-term debt	8,032	—
(Decrease) increase in short-term borrowings	(30,780)	240,000
Net payments for settlement of zero-coupon convertible subordinated notes	—	(149,732)
Proceeds from the issuance of 3.875% convertible senior notes, note hedge and warrant, net of issuance costs	—	222,686
Capital contributions from noncontrolling interests, net of distributions	28,589	57,025
Stock compensation related tax benefits	61	2,034
Dividends paid on preferred stock	(4,994)	—
Proceeds from issuance of common stock and Employee Stock Purchase Plan	2,654	15,890
Repurchases of common stock	—	(45,617)

Net cash provided by financing activities	1,473,788	594,120

Net increase (decrease) in cash and cash equivalents	1,272,645	(54,394)
Cash and cash equivalents at beginning of period	2,436,725	683,174

Cash and cash equivalents at end of period	$3,709,370	$628,780

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$28,569	$33,978
Income taxes paid	27,312	28,540
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$1,469	$—
Expense associated with loans issued under the Employee Home Ownership Program	764	462
Unrealized gains (losses) on available-for-sale securities	10,569	(7,716)
Net change in fair value of interest rate swaps	(44,403)	781

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details. Amounts for the six months ended June 30, 2008 have been revised.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients through all stages of their life cycles. In these notes to our interim consolidated financial statements, when we use or refer to “SVB Financial Group,” “SVBFG”, the “Company,” “we,” “our,” “us” or other similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we use or refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data-Note 2-”Summary of Significant Accounting Policies” under Part II, Item 8 of our 2008 Form 10-K, and with the accounting pronouncements adopted during the six months ended June 30, 2009, as discussed below.

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

Principles of Consolidation and Presentation

Our consolidated interim financial statements include the accounts of SVB Financial Group and our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. There have been no significant changes during the six months ended June 30, 2009 to our majority-owned subsidiaries and VIEs. Refer to our Consolidated Financial Statements and Supplementary Data-Note 2-”Summary of Significant Accounting Policies” under Part II, Item 8 of our 2008 Form 10-K.

Impact of Adopting SFAS No. 160

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of SFAS No. 160 on January 1, 2009 required us to reclassify our presentation of noncontrolling interests (formerly referred to as minority interests) in our financial statements and had no effect on our results of operations or stockholders’ equity.

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

Impact of Adopting FSP APB No. 14-1

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”). The FSP requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s non-convertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Our adoption on January 1, 2009 required historical financial statements for 2007 and 2008 to be retrospectively adjusted to conform to the FSP’s new accounting treatment for both our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”), which matured on June 15, 2008, and our $250 million 3.875% convertible senior notes (“2008 Convertible Notes”), due April 15, 2011.

As a result of adopting the requirements of FSP APB No. 14-1, our net income (loss) available to common stockholders for the three and six months ended June 30, 2009 decreased by $0.3 million and $0.6 million, respectively. Details of certain items revised in prior periods related to the adoption of FSP APB No. 14-1 are provided below under the section “Changes to Prior Period Balances”.

Impact of Adopting FSP SFAS No. 157-4

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance to highlight and expand on factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset or liability. FSP No. 157-4 also provides guidance on identifying circumstances that may indicate that a transaction is not orderly. Our adoption of FSP No. 157-4 on April 1, 2009 did not have a material effect on our financial position, results of operations or stockholders’ equity.

Impact of Adopting FSP SFAS No. 115-2 and SFAS No. 124-2

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) (“FSP No. 115-2 and SFAS No. 124-2”). FSP No. 115-2 and SFAS No. 124-2 change the methodology for determining whether OTTI exists for debt securities. FSP No. 115-2 and SFAS No. 124-2 require changes to the presentation of OTTI impairment in the statements of income for those impairments involving credit losses, as well as enhanced disclosures regarding the methodology and significant inputs used to measure the amount related to credit losses. Our adoption of FSP No. 115-2 and SFAS No. 124-2 on April 1, 2009 did not have a material effect on our financial position, results of operations or stockholders’ equity, but required us to update our significant accounting policy for available-for-sale debt securities, to include the specific requirements of FSP No. 115-2 and SFAS No. 124-2. Specifically within our accounting policy for available-for-sale debt securities, we have updated the policy for assessing and evaluating OTTI, to include the following: (a) an assertion of whether we have the intent to sell the impaired debt security or will more likely than not be required to sell the debt security prior to its anticipated recovery, (b) in the event that we do not expect to recover the security’s entire amortized cost, we will recognize in earnings the portion of OTTI related to credit losses, with the remainder recognized in other comprehensive income.

Impact of Adopting FSP SFAS No. 107-1 and APB No. 28-1

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB No. 28-1”), which require interim disclosures regarding the fair values of all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Our adoption of FSP No. 107-1 and APB No. 28-1 on April 1, 2009 required us to expand our interim disclosures of all financial instruments and had no effect on our financial position, results of operations or stockholders’ equity. Please refer to Note 14- “Fair Value of Financial Instruments” for further details.

Impact of Adopting SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Our adoption of SFAS No. 165 on July 1, 2009 required us to disclose the date through which we have evaluated subsequent events had no effect on our results of operations or stockholders’ equity.

Correction of an Immaterial Error

During the second quarter of 2009, we determined that we had incorrectly recognized certain gains and losses on foreign exchange contracts in prior periods. The cumulative pre-tax effect of the error was $6.2 million, or $3.8 million after-tax and is considered to be immaterial to the prior periods. However, since the cumulative impact of correcting this error would be material to the results of the quarter ended June 30, 2009, we applied the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance requires that prior financial statements be corrected, even though such revisions were, and continue to be, immaterial to the prior period financial statements. As such, the affected prior period results have been revised as follows: For the three months ended March 31, 2009, net loss increased by $1.2 million, or $0.04 per diluted common share; for the year ended December 31, 2008, net income was reduced by $2.3 million, or $0.07 per diluted common share; and for the year ended December 31, 2007, net income was reduced by $0.2 million, or $0.01 per diluted common share. Details of the revisions are provided under the section “Changes to Prior Period Balances”.

Changes to Prior Period Balances

The table below highlights certain items revised in prior periods related to the revision of certain immaterial gains and losses on foreign exchange contracts that were incorrectly recorded in prior periods and to the adoption of FSP APB No. 14-1:

	Three months ended					Year ended
(Dollars in thousands, except per share amounts)	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
AS REVISED
Income Statement
Interest expense — borrowings	$8,181	$10,219	$12,517	$11,695	$12,536	$54,259
Other noninterest income	2,782	1,858	1,913	5,759	9,522	26,096
Income tax expense (benefit)	(2,448)	863	16,711	16,291	18,348	84,581
Net income (loss) attributable to SVBFG	(8,235)	114	25,918	21,014	27,240	120,329
Net income (loss) available to common stockholders	(11,771)	(593)	25,918	21,014	27,240	120,329
Earnings (loss) per common share — diluted	(0.36)	(0.02)	0.77	0.61	0.79	3.28

Fully Taxable Equivalent
Net interest income (fully taxable equivalent basis)	$92,083	$97,024	$95,206	$87,377	$91,283	$377,115
Net interest margin	3.97%	5.39%	5.70%	5.62%	6.27%	7.19%

Balance Sheet
Cash and due from banks	$3,360,199	$1,789,311	$371,425	$303,057	$301,888	$324,510
Total assets	10,955,015	10,018,280	8,070,315	7,310,010	6,897,163	6,692,171
Long-term debt	964,175	995,423	976,189	969,588	892,516	873,241
Additional paid-in capital	71,760	66,201	44,359	20,754	13,975	13,167
Retained earnings	697,956	709,726	710,321	684,404	663,963	669,459

ADJUSTMENTS DUE TO CORRECTION OF ERROR
Income Statement
Other noninterest income	$(1,971)	$(3,239)	$(1,309)	$578	$187	$(415)
Income tax expense (benefit)	(746)	(1,248)	(531)	215	65	(171)
Net income (loss) attributable to SVBFG	(1,225)	(1,991)	(778)	363	122	(244)
Net income (loss) available to common stockholders	(1,225)	(1,991)	(778)	363	122	(244)
Earnings (loss) per common share — diluted	(0.04)	(0.06)	(0.02)	0.01	—	(0.01)

Balance Sheet
Cash and due from banks	$(2,017)	$(2,085)	$(2,085)	$(2,085)	$(2,085)	$(889)
Total assets	(3,753)	(2,528)	(537)	241	(122)	(244)
Retained earnings	(3,753)	(2,528)	(537)	241	(122)	(244)

ADJUSTMENTS DUE TO FSP APB No. 14-1
Income Statement
Interest expense — borrowings	N/A	$525	$518	$1,068	$1,303	$5,091
Income tax expense (benefit)	N/A	(208)	(206)	(424)	(518)	(2,026)
Net income (loss) attributable to SVBFG	N/A	(317)	(312)	(644)	(785)	(3,065)
Net income (loss) available to common stockholders	N/A	(317)	(312)	(644)	(785)	(3,065)

Fully Taxable Equivalent
Net interest income (fully taxable equivalent basis)	N/A	$(525)	$(518)	$(1,068)	$(1,303)	$(5,091)
Net interest margin	N/A	(0.03)%	(0.03)%	(0.07)%	(0.09)%	(0.10)%

Balance Sheet
Total assets	N/A	$(84)	$(93)	$(102)	$(18)	$(41)
Long-term debt	N/A	(5,217)	(5,757)	(6,290)	(673)	(2,013)
Additional paid-in capital	N/A	20,329	20,543	20,754	13,975	13,167
Retained earnings	N/A	(15,196)	(14,879)	(14,566)	(13,993)	(13,208)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. SFAS No. 166 also removes the concept of a qualifying special-purpose entity for accounting purposes. SFAS No. 166 is effective for interim or annual financial periods ending after November 15, 2009. We are currently assessing the impact of SFAS No. 166 on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FIN 46(R) (“SFAS No. 167”). SFAS No. 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a VIE, with an approach focused on which enterprise has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant. SFAS No. 167 is effective for interim or annual financial periods beginning after November 15, 2009. We are currently assessing the impact of SFAS No. 167 on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of SFAS No. 162 (“SFAS No. 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative GAAP recognized by the FASB. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. SFAS No. 168 will not have any impact on our consolidated financial position and results of operations, but will have an impact on how we reference and disclose accounting literature in our interim and annual reports.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Common Stock

We did not repurchase any shares of our common stock for the three or six months ended June 30, 2009. We repurchased 1.0 million shares for the six months ended June 30, 2008 totaling $45.6 million. In July 2008 upon expiration of our earlier stock repurchase program, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expires on December 31, 2009; however, we are subject to certain stock repurchase restrictions in connection with our participation in the U.S. Treasury’s (“Treasury”) Capital Purchase Program (the “CPP”). At June 30, 2009, $150.0 million of shares remain authorized for repurchase under our current stock repurchase program.

Preferred Stock

In connection with our participation in the CPP in the fourth quarter of 2008, for the six months ended June 30, 2009, we have paid or accrued dividends of $5.9 million on our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”). At December 31, 2008, accrued dividends were $0.6 million.

Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, our Employee Stock Purchase Plan, restricted stock awards and units, our 2003 Convertible Notes and related warrants, which matured in June 2008, our 2008 Convertible Notes and related warrants and note hedge, and our warrant under the CPP. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income attributable to SVBFG	$11,338	$21,014	$3,103	$48,254
Preferred stock dividend and discount accretion	(3,545)	—	(7,081)	—

Net income (loss) available to common stockholders	$7,793	$21,014	$(3,978)	$48,254

Denominator:
Weighted average common shares outstanding-basic	32,952	32,054	32,960	32,167
Weighted average effect of dilutive securities:
Stock options	126	968	—	984
Restricted stock awards and units	—	87	—	38
2003 Convertible Notes	—	1,083	—	1,158

Denominator for diluted calculation	33,078	34,192	32,960	34,347

Net income (loss) per common share:
Basic	$0.24	$0.66	$(0.12)	$1.50

Diluted	$0.24	$0.61	$(0.12)	$1.40

Due to the net loss applicable to common stockholders for the six months ended June 30, 2009, no potentially dilutive shares were included in the net loss per share calculation as including such shares would be anti-dilutive and reduce the reported net loss per share.

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2009	2008	2009	2008
Stock options	2,893	939	3,031	933
Restricted stock awards and units	583	2	714	1
Warrant associated with Capital Purchase Program	707	—	862	—

Total	4,183	941	4,607	934

In addition to the above, at June 30, 2009, 4.7 million shares of our 2008 Convertible Notes and associated warrants were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore were antidilutive. Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement. For information on our 2008 Convertible Notes and associated convertible note hedge and warrant agreement, see our Consolidated Financial Statements and Supplementary Data-Note 9- “Derivative Financial Instruments” and Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2008 Form 10-K.

3. Share-Based Compensation

For the three and six months ended June 30, 2009, we recorded share-based compensation expense of $3.9 million and $7.8 million, respectively, resulting in the recognition of $0.9 million and $1.9 million, respectively, in related tax benefits. For the three and six months ended June 30, 2008, we recorded share-based compensation expense of $3.8 million and $7.4 million, respectively, resulting in the recognition of $1.0 million and $1.7 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At June 30, 2009, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$9,288	1.93
Restricted stock units	11,752	1.54

Total unrecognized share-based compensation expense	$21,040

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2008	3,130,929	$37.25
Granted	521,930	21.42
Exercised	(20,291)	11.54
Forfeited	(8,367)	47.96
Expired	(22,604)	36.76

Outstanding at June 30, 2009	3,601,597	35.08	3.66	$6,885,462

Vested and expected to vest at June 30, 2009	3,431,082	35.19	3.53	6,288,447

Exercisable at June 30, 2009	2,548,766	34.93	2.67	3,784,425

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $27.22 as of June 30, 2009. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was $32 thousand and $0.2 million, respectively, compared to $5.2 million and $8.6 million for the comparable 2008 periods.

The table below provides information for restricted stock awards and restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	393,463	$46.49
Granted	125,470	23.75
Vested	(94,324)	20.94
Forfeited	(5,594)	24.52

Nonvested at June 30, 2009	419,015	45.73

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the federal funds sold, securities purchased under agreements to resell and other short-term investment securities at June 30, 2009 and December 31, 2008, respectively:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Federal funds sold overnight	$100,000	$250,000
Securities purchased under agreements to resell	140,624	150,910
Interest-earning deposits	184,275	169,022
Other short-term investment securities	37,911	77,482

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$462,810	$647,414

In addition to the above, as of June 30, 2009 and December 31, 2008, $3.0 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate.

5. Investment Securities

The major components of our investment securities portfolio at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009				December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Marketable securities:
Available-for-sale securities, at fair value:
U.S. Treasury securities	$25,671	$306	$—	$25,977	$—	$—	$—	$—
U.S. agency debentures	700,412	4,952	(348)	705,016	109,981	3,622	—	113,603
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	412,739	12,165	(516)	424,388	438,688	9,910	(4)	448,594
Agency-issued collateralized mortgage obligations	745,135	11,999	(519)	756,615	478,397	5,354	(476)	483,275
Non-agency mortgage-backed securities	109,989	3	(13,928)	96,064	133,561	255	(18,486)	115,330
Commercial mortgage-backed securities	51,350	—	(3,512)	47,838	54,202	—	(6,721)	47,481
Municipal bonds and notes	102,862	1,094	(991)	102,965	109,405	1,384	(2,034)	108,755
Marketable equity securities	278	1	(4)	275	157	—	(5)	152
Venture capital fund investments	—	1	—	1	—	1	—	1

Total available-for-sale securities	$2,148,436	$30,521	$(19,818)	$2,159,139	$1,324,391	$20,526	$(27,726)	$1,317,191

Marketable securities (investment company fair value accounting) (1)				547				1,703
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)				225,892				242,645
Other private equity investments (3)				84,613				82,444
Other investments (4)				1,348				1,547
Non-marketable securities (equity method accounting):
Other investments (5)				42,238				27,000
Low income housing tax credit funds				29,217				31,510
Non-marketable securities (cost method accounting):
Private equity fund investments (6)				82,279				69,971
Other private equity investments				13,107				12,089

Total investment securities				$2,638,380				$1,786,100

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. The following table shows the amount of investments by the following funds and our ownership of each fund at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$55	50.0%	$1,233	50.0%
SVB India Capital Partners I, LP	492	14.4	470	14.4

Total marketable securities	$547		$1,703

(2)	The following table shows the amount of investments by the following consolidated funds of funds and our ownership of each fund at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$53,110	12.6%	$65,985	12.6%
SVB Strategic Investors Fund II, LP	81,396	8.6	94,161	8.6
SVB Strategic Investors Fund III, LP	87,045	5.9	80,780	5.9
SVB Strategic Investors Fund IV, LP	4,341	5.0	1,719	5.0

Total private equity fund investments	$225,892		$242,645

(3)	The following table shows the amount of investments by the following consolidated co-investment funds and our ownership of each fund at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$22,451	10.7%	$24,188	10.7%
SVB Capital Partners II, LP (i)	37,290	5.1	38,234	5.1
SVB India Capital Partners I, LP	24,872	14.4	20,022	14.4

Total other private equity investments	$84,613		$82,444

(i)	At June 30, 2009, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At June 30, 2009 and December 31, 2008 we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party, and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amount of investments by the following debt funds and our ownership of each fund at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$16,144	9.3%	$18,234	9.3%
Partners for Growth II, LP	12,454	24.2	8,559	24.2
Other fund investments	13,640	N/A	207	N/A

Total other investments	$42,238		$27,000

(i)	At June 30, 2009, we had a direct ownership interest of 4.8% in the fund. In addition, we had a 90.7% direct ownership interest in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Our indirect interest in the fund through our investment in GHLLC is 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.

(6)	Represents investments in 352 and 360 private equity funds at June 30, 2009 and December 31, 2008, respectively, where our ownership interest is less than 5% of the voting interests of each such fund. For the three months ended June 30, 2009, we concluded that 21 of our investments had declines in value that were determined to be other than temporary, and as a result, we recognized OTTI losses of $0.7 million. For the six months ended June 30, 2009 we recognized OTTI losses of $1.6 million resulting from other than temporary declines in value for 44 of the 352 investments. The OTTI losses are included in net (losses) gains on investment securities, a component of noninterest income. For the remaining 308 investments at June 30, 2009, we concluded that the declines in value were temporary and as such no OTTI was recognized. At June 30, 2009, the carrying value of these private equity fund investments (cost method accounting) was $82.3 million, and the estimated fair value was $74.1 million.

The following table summarizes our unrealized losses on our available-for-sale investment securities into categories of less than 12 months, or 12 months or longer, at June 30, 2009:

	June 30, 2009
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$213,472	$(348)	$—	$—	$213,472	$(348)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	24,312	(516)	—	—	24,312	(516)
Agency-issued collateralized mortgage obligations (1)	81,626	(496)	4,397	(23)	86,023	(519)
Non-agency mortgage-backed securities (1)	13,872	(279)	79,692	(13,649)	93,564	(13,928)
Commercial mortgage-backed securities (1)	—	—	47,838	(3,512)	47,838	(3,512)
Municipal bonds and notes (1)	21,149	(404)	17,947	(587)	39,096	(991)
Marketable equity securities	3	(4)	—	—	3	(4)

Total temporarily impaired securities	$354,434	$(2,047)	$149,874	$(17,771)	$504,308	$(19,818)

(1)

As of June 30, 2009, we identified a total of 109 investments that were in unrealized loss positions, of which 54 investments totaling $149.9 million with unrealized losses of $17.8 million have been in an impaired position for a period of time greater than 12 months. The time periods in which these securities were originally purchased were as follows: Agency-issued collateralized mortgage obligations between May 2002 and March 2003, non-agency mortgage-backed securities between June 2003 and July

2005, commercial mortgage-backed securities between April 2005 and July 2005 and municipal bonds and notes between December 2007 and February 2008. All investments with unrealized losses for a period of time greater than 12 months are considered investment grade by either Moody’s or S&P or were issued by a government sponsored enterprise. The unrealized losses are due primarily to increases in market interest rate or increase in market spreads to benchmark interest rates relative to rates and spreads at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of June 30, 2009, it is more likely than not that we will not be required to sell any securities prior to recovery of our adjusted cost basis. As a result, all of our other-than-temporary impairments as of June 30, 2009 are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on an ongoing basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2008:

	December 31, 2008
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	—	5,076	(4)	5,076	(4)
Agency-issued collateralized mortgage obligations	13,559	(88)	44,327	(388)	57,886	(476)
Non-agency mortgage-backed securities	44,751	(4,237)	64,386	(14,249)	109,137	(18,486)
Commercial mortgage-backed securities	9,491	(404)	37,990	(6,317)	47,481	(6,721)
Municipal bonds and notes	39,694	(1,827)	4,091	(207)	43,785	(2,034)
Marketable equity securities	152	(5)	—	—	152	(5)

Total temporarily impaired securities	$107,647	$(6,561)	$155,870	$(21,165)	$263,517	$(27,726)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of June 30, 2009. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. Expected remaining maturities of U.S. treasury securities, U.S. agency securities and mortgage-backed securities may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities are significantly shorter and vary based upon structure.

	June 30, 2009
	Total		One Year or Less		After One Year to Five Years		After Five Years to to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$25,977	2.06%	$—	—%	$25,977	2.06%	$—	—%	$—	—%
U.S. agency debentures	705,016	2.30	111,197	0.47	475,184	1.96	118,635	5.37	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	424,388	4.77	—	—	2,597	6.30	71,930	4.22	349,861	4.88
Agency-issued collateralized mortgage obligations	756,615	4.18	—	—	—	—	84,984	4.48	671,631	4.14
Non-agency mortgage-backed securities	96,064	4.83	—	—	—	—	22,452	4.74	73,612	4.85
Commercial mortgage-backed securities	47,838	4.67	—	—	—	—	—	—	47,838	4.67
Municipal bonds and notes	102,965	3.76	4,814	1.46	5,045	3.03	24,799	3.49	68,307	4.06

Total	$2,158,863	3.68	$116,011	0.51	$508,803	2.00	$322,800	4.69	$1,211,249	4.41

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross gains on investment securities:
Available-for-sale securities, at fair value	$—	$139	$7	$205
Marketable securities (investment company fair value accounting)	691	612	1,179	612
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	654	6,715	1,269	16,815
Other private equity investments	141	3,722	193	5,440
Other investments	249	155	613	155
Non-marketable securities (equity method accounting):
Other investments	2,245	1,162	2,809	1,531
Non-marketable securities (cost method accounting):
Private equity fund investments	235	126	301	410
Other private equity investments	—	81	22	81

Total gross gains on investment securities	4,215	12,712	6,393	25,249

Gross losses on investment securities:
Available-for-sale securities, at fair value	(41)	(654)	(41)	(1,541)
Marketable securities (investment company fair value accounting)	(197)	(13)	(393)	(1,926)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(5,950)	(8,432)	(36,760)	(15,749)
Other private equity investments	(2,883)	(880)	(8,032)	(2,533)
Other investments	—	—	—	(5,514)
Non-marketable securities (equity method accounting):
Other investments	(1,163)	(2)	(1,283)	(1,093)
Non-marketable securities (cost method accounting):
Private equity fund investments	(701)	(434)	(1,649)	(708)
Other private equity investments	(30)	(258)	(30)	(258)

Total gross losses on investment securities	(10,965)	(10,673)	(48,188)	(29,322)

(Losses) gains on investment securities, net	$(6,750)	$2,039	$(41,795)	$(4,073)

(Losses) gains attributable to noncontrolling interests, including carried interest	$(6,933)	$452	$(37,371)	$(1,447)

6. Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $41.8 million and $45.4 million at June 30, 2009 and December 31, 2008, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Commercial loans	$3,895,631	$4,515,019
Premium wine (1)	400,237	419,539
Community development loans (2)	57,639	48,293
Consumer and other (3)	490,746	523,402

Total loans, net of unearned income	$4,844,253	$5,506,253

(1)	Premium wine consists of loans for vineyard development as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At June 30, 2009 and December 31, 2008, $267.4 million and $269.6 million, respectively, of such loans were secured by real estate.
(2)	Community development loans consist of low income housing loans made as part of our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at June 30, 2009, and December 31, 2008 were comprised of the following:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Home equity lines of credit (i)	$95,065	$89,544
Loans to eligible employees (ii)	86,307	74,759
Loans for personal residence (iii)	61,260	58,700

Consumer loans secured by real estate	$242,632	$223,003

(i)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(ii)	Represents loans made to eligible employees through our EHOP.
(iii)	Represents loans used to purchase, renovate or refinance personal residences.

The activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses, beginning balance	$110,010	$49,636	$107,396	$47,293
Provision for loan losses	21,393	8,351	64,859	16,074
Gross loan charge-offs	(21,898)	(9,098)	(63,911)	(15,306)
Loan recoveries	968	3,999	2,129	4,827

Allowance for loan losses, ending balance	$110,473	$52,888	$110,473	$52,888

Nonaccrual Loans

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $111.4 million and $84.9 million at June 30, 2009 and December 31, 2008, respectively. There were no commitments available for funding to any clients with nonaccrual loans at June 30, 2009 and at December 31, 2008. The allocation of the allowance for loan losses related to impaired loans was $44.6 million and $25.9 million at June 30, 2009 and December 31, 2008, respectively. Our accruing loans past due 90 days or more were $0.1 million and $2.3 million at June 30, 2009 and December 31, 2008, respectively.

7. Goodwill

During the first quarter of 2009, we conducted an assessment of goodwill of eProsper, a data management services company in which we own a 65% interest, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a noncash non tax-deductible charge to continuing operations during the first quarter of 2009. There is no remaining goodwill on our balance sheet as of June 30, 2009, compared to $4.1 million at December 31, 2008.

8. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at June 30, 2009 and December 31, 2008:

(Dollars in thousands)	Maturity	June 30, 2009	December 31, 2008
Short-term borrowings:
Other short-term borrowings	(1)	$31,340	$62,120

Total short-term borrowings		$31,340	$62,120

Long-term debt:
FHLB advances	(2)	$50,000	$100,000
5.70% senior notes	June 1, 2012	270,583	279,370
6.05% subordinated notes	June 1, 2017	278,550	313,953
3.875% convertible senior notes (3)	April 15, 2011	245,876	244,783
7.0% junior subordinated debentures	October 15, 2033	55,950	55,914
4.99% long-term notes payable	(4)	8,032	—
8.0% long-term notes payable	(5)	650	1,403

Total long-term debt		$909,641	$995,423

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes.
(2)	Represents Federal Home Loan Bank (“FHLB”) advances of $50 million maturing in November 2009. Balance as of December 31, 2008 included $50 million in FHLB advances that matured in May 2009.
(3)	Balance as of December 31, 2008 reflects a retrospective adjustment resulting from our adoption of FSP APB No. 14-1 on January 1, 2009 (see Note 1- “Basis of Presentation”).
(4)	Represents long-term notes payable related to one of our debt fund investments beginning April 30, 2009 with the last payment due in April 2012.
(5)	Represents long-term notes payable at eProsper and was payable beginning January 1, 2008 with the last payment due in November 2009. SVB purchased a 65% interest in eProsper in 2006.

Interest expense related to short-term borrowings and long-term debt was $7.3 million and $15.5 million for the three and six months ended June 30, 2009, respectively, and $11.7 million and $24.2 million for the three and six months ended June 30, 2008, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements related to our senior and subordinated notes and junior subordinated debentures. In December 2008, our counterparty called the swap on our junior subordinated debentures for settlement in January 2009. As a result, the swap was terminated and no longer designated as a hedging instrument. Additionally, interest expense for the three and six months ended June 30, 2008 reflects retrospective adjustments resulting from our adoption of FSP APB No. 14-1 on January 1, 2009 (see Note 1- “Basis of Presentation”).

3.875% Convertible Senior Notes (“2008 Convertible Notes”)

In April 2008, we issued our 2008 Convertible Notes, due April 15, 2011, in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The issuance costs related to the 2008 Convertible Notes were $6.8 million, and the net proceeds from the offering were $243.2 million. We used $141.9 million of the net proceeds to settle the principal value of our 2003 Convertible Notes, which matured in June 2008, and $20.6 million to purchase a call spread associated with the 2008 Convertible Notes. All remaining proceeds were used or set aside for general corporate purposes. The 2008 Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, into shares of our common stock or cash or any combination thereof for any excess conversion value, at our option. Holders may convert their 2008 Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon maturity, we intend to settle the outstanding principal amount in cash, and we have the option to settle any amount exceeding the principal value of the 2008 Convertible Notes in either cash or shares of our common stock.

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

For the three and six months ended June 30, 2009, the effective interest rate for our 2008 Convertible Notes was 5.73 percent and 5.77 percent, respectively, and interest expense was $3.5 million and $7.0 million, respectively. For the three and six months ended June 30, 2008, the effective interest rate for our 2008 Convertible Notes was 5.60 percent and 5.68 percent, respectively, and interest expense was $3.1 million for each of the three and six months ended June 30, 2008. At June 30, 2009, the unamortized debt discount totaled $4.1 million, and will be amortized over the remaining contractual term of the debt.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2009, we had not borrowed against our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at June 30, 2009 totaled $588.1 million, of which $537.1 million was available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2009 totaled $84.4 million, all of which was unused.

9. Derivative Financial Instruments

We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk, equity market price risk and to assist customers with their risk management objectives. Also, as part of negotiating credit facilities and certain other services, we obtain rights to acquire stock in the form of equity warrant assets in certain client companies.

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

Concurrent with the issuance of our 5.70% senior notes and 6.05% subordinated notes, we entered into interest rate swap agreements based upon LIBOR with matched-terms. We use the shortcut method to assess hedge effectiveness and evaluate the hedging relationships for qualification under the shortcut method requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), for each reporting period.

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

Currency Exchange Risk

We enter into foreign exchange forward contracts to hedge against exposures of our credit facilities that are denominated in foreign currencies to our clients, primarily in Pound Sterling, Euro, and Japanese Yen. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting under SFAS No. 133. In accordance with SFAS No. 52, Foreign Currency Translation, changes in currency rates are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the credit facilities are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in “Other Assets” and loss positions in “Other Liabilities”, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Equity Market Price Risk

We have convertible debt instruments that contain conversion options that enable the holders to convert the instruments, subject to certain conditions. Specifically, we currently have outstanding our 2008 Convertible Notes. We intend to settle any conversions in cash up to the principal amount of these notes and, in shares of our common stock or cash or any combination thereof for any excess conversion value, at our option. The conversion option represents an equity risk exposure for the excess conversion value and is an equity derivative classified in stockholders’ equity. We manage equity market price risk of our convertible debt instruments by entering into convertible note hedge and warrant agreements to increase the economic conversion price of our convertible debt instruments and to decrease potential dilution to stockholders resulting from the conversion option. Similar to the conversion option, the hedge and warrant agreements are equity derivatives classified in stockholders’ equity.

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43. For the six months ended June 31, 2009 and 2008, there were no note conversions or exercises under the warrant agreement as the notes were not convertible. Concurrent with the issuance of our 2003 Convertible Notes, we entered into a convertible note hedge agreement and a warrant agreement at a net cost of $21.9 million, which effectively increased the economic conversion price from $33.63 per common share to $51.34. The 2003 Convertible Notes and associated note hedge and warrant agreement matured on June 15, 2008.

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

Counterparty Credit Risk

We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2009 and December 31, 2008, respectively, were as follows:

		June 30, 2009				December 31, 2008
(Dollars in thousands)	Balance sheet location	Notional or contractual amount	Fair value	Collateral	Net exposure (1)	Notional or contractual amount	Fair value	Collateral	Net exposure (1)
Derivatives designated as hedging instruments:
Interest Rate Risks:
Interest rate swaps	Other assets	$500,000	$49,739	$31,340	$18,399	$550,000	$94,142	$62,120	$32,022

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Foreign exchange forwards	Other assets	16,515	925	—	925	50,393	4,212	—	4,212
Foreign exchange forwards	Other liabilities	28,767	(1,617)	—	(1,617)	23,193	(1,092)	—	(1,092)

Net exposure			(692)	—	(692)		3,120	—	3,120

Other Derivative Instruments:
Equity warrant assets	Other assets	128,066	47,704	—	47,704	130,401	43,659	—	43,659

Other derivatives:
Foreign exchange forwards	Other assets	304,586	20,217	—	20,217	354,399	32,476	—	32,476
Foreign exchange forwards	Other liabilities	303,622	(20,257)	—	(20,257)	344,703	(31,039)	—	(31,039)
Foreign currency options	Other assets	76,928	980	—	979	25,848	501	—	501
Foreign currency options	Other liabilities	76,928	(980)	—	(979)	25,848	(501)	—	(501)

Net exposure			(40)	—	(40)		1,437	—	1,437

Net			$96,711	$31,340	$65,371		$142,358	$62,120	$80,238

(1)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2009 remain at “A” or higher and there have been no material changes in their credit ratings for the six months ended June 30, 2009.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2009 and 2008 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2009	2008	2009	2008
Derivatives designated as hedging instruments:
Interest Rate Risks:
Net cash benefit associated with interest rate swaps	Interest expense -borrowings	$4,929	$2,976	$9,133	$3,785
Changes in fair value of interest rate swap	Net (losses) gains on derivative instruments	—	879	(170)	386

Net gains associated with interest rate risk derivatives		$4,929	$3,855	$8,963	$4,171

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Gains (losses) on foreign currency loan revaluations, net	Other noninterest income	$4,657	$(1,992)	$1,980	$1,915
(Losses) gains on foreign exchange forward contracts, net	Net (losses) gains on derivative instruments	(4,479)	624	(2,536)	(2,467)

Net gains (losses) associated with currency risk		$178	$(1,368)	$(556)	$(552)

Other Derivative Instruments:
Equity warrant assets	Net (losses) gains on derivative instruments	$1,184	$2,050	$729	$7,505

Gains on client foreign exchange forward contracts, net	Net (losses) gains on derivative instruments	$448	$478	$944	$1,206

Gains on covered call options, net	Net (losses) gains on derivative instruments	$—	$377	$—	$377

10. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008 *	2009	2008 *
Fund management fees	$2,471	$1,957	$5,188	$3,877
Service-based fee income (1)	2,116	2,266	3,945	4,256
Gains (losses) on foreign currency loans revaluation, net	4,657	(1,992)	1,980	1,915
Other	3,555	3,528	4,468	5,233

Total other noninterest income	$12,799	$5,759	$15,581	$15,281

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details. Amounts for the three and six months ended June 30, 2008 have been revised.
(1)	Includes income from SVB Analytics and eProsper.

A summary of other noninterest expense for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Telephone	$1,337	$1,345	$2,717	$2,497
Tax credit fund amortization	1,164	1,059	2,293	2,041
Data processing services	1,089	1,116	2,101	2,193
Postage and supplies	821	1,024	2,079	1,778
Other	3,583	2,719	6,203	4,874

Total other noninterest expense	$7,994	$7,263	$15,393	$13,383

11. Segment Reporting

We have four operating segments for management reporting purposes: Global Commercial Bank, Relationship Management, SVB Capital, and Other Business Services. Our Other Business Services group includes Sponsored Debt Funds & Strategic Investments and SVB Analytics. The results of our operating segments are based on our internal management reporting process.

Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, our internal management reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. Our management reporting process measures the performance of our operating segments based on our internal operating structure and is not necessarily comparable with similar information for other financial services companies. In addition, changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods.

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. With respect to our operating segments, only Global Commercial Bank, Relationship Management and SVB Capital were determined to be reportable segments as of June 30, 2009.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results. The Reconciling Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income in the Reconciling Items column is primarily interest income recognized from our fixed income investment portfolio. Noninterest income in the Reconciling Items column is primarily attributable to noncontrolling interests (formerly referred to as minority interests) and gains (losses) on equity warrant assets. Noninterest expense in the Reconciling Items column primarily consists of expenses associated with corporate support functions such as information technology, finance, human resources, loan and deposit operations, and legal, as well as certain corporate wide adjustments related to compensation expenses. Additionally, average assets in the Reconciling Items column primarily consist of our fixed income investment portfolio balances.

Changes to Segment Reporting Effective January 1, 2009

Effective January 1, 2009, we changed the way we monitor performance and results of our business segments and as a result, we changed how our operating segments are presented. We have reclassified all prior period segment information to conform to the current presentation of our reportable segments. The following is a description of the services that our four operating segments provide:

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

•

SVB Capital manages venture capital and private equity funds on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds it manages, including funds of funds, such as our SVB Strategic Investors Funds, and co-investment funds, such as our SVB Capital Partners funds and SVB India Capital Partners fund. Previously, SVB Capital also included our sponsored debt funds, Gold Hill Venture Lending funds, which provide secured debt, typically to emerging-technology clients in their earliest stages, and Partners for Growth funds, which provide secured debt primarily to higher-risk, middle-market clients in their later stages, and certain strategic investments held by SVB Financial.

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

Effective January 1, 2009, we report Federal Deposit Insurance Corporation (“FDIC”) assessments in noninterest expense within Global Commercial Bank. Prior to January 1, 2009, FDIC assessments were recognized in noninterest expense under the Reconciling Items column. Additionally, effective January 1, 2009, we report the provision for loan losses by reportable segments. Prior to January 1, 2009, the provision for loan losses was recognized under the Reconciling Items column. All prior periods presented have been revised to reflect these changes.

The following table summarizes the key operating results and financial position for each of our business segments, as well as a reconciliation used to arrive at our consolidated totals. We have reclassified all prior period amounts to conform to the current period’s presentation.

(Dollars in thousands)	Global Commercial Banking	Relationship Management	SVB Capital (1)	Other Business Services (1)	Reconciling Items	Total
Three months ended June 30, 2009
Net interest income (loss)	$90,987	$8,428	$(1)	$(54)	$(7,679)	$91,681
Provision for loan losses	(14,915)	(6,470)	—	—	(8)	(21,393)
Noninterest income (loss)	26,813	308	2,359	2,761	(3,966)	28,275
Noninterest expense (2)	(39,308)	(3,525)	(3,290)	(2,933)	(39,956)	(89,012)

Income (loss) before income tax expense (3)	$63,577	$(1,259)	$(932)	$(226)	$(51,609)	$9,551

Total average loans, net of unearned income	$3,775,198	$965,767	$—	$—	$39,001	$4,779,966
Total average assets	3,870,134	967,229	92,621	75,723	5,922,259	10,927,966
Total average deposits	8,276,795	148,296	—	—	7,506	8,432,597

Three months ended June 30, 2008
Net interest income	$78,654	$7,439	$17	$9	$677	$86,796
Provision for loan losses	(8,106)	(241)	—	—	(4)	(8,351)
Noninterest income	33,955	429	2,997	3,294	3,840	44,515
Noninterest expense (2)	(30,033)	(3,701)	(4,723)	(2,977)	(45,755)	(87,189)

Income (loss) before income tax expense (3)	$74,470	$3,926	$(1,709)	$326	$(41,242)	$35,771

Total average loans, net of unearned income	$3,342,907	$882,006	$—	$—	$94,984	$4,319,897
Total average assets	3,389,293	886,091	51,580	62,608	2,768,458	7,158,030
Total average deposits	4,481,342	169,598	—	—	(2,117)	4,648,823

Six months ended June 30, 2009
Net interest income (loss)	$185,246	$17,315	$(3)	$(80)	$(19,286)	$183,192
Provision for loan losses	(57,730)	(7,119)	—	—	(10)	(64,859)
Noninterest income (loss)	53,053	611	1	4,358	(35,329)	22,694
Noninterest expense (2)	(71,545)	(7,174)	(6,636)	(9,959)	(80,838)	(176,152)

Income (loss) before income tax expense (3)	$109,024	$3,633	$(6,638)	$(5,681)	$(135,463)	$(35,125)

Total average loans, net of unearned income	$3,943,712	$977,738	$—	$—	$25,730	$4,947,180
Total average assets	4,033,681	979,350	89,113	75,012	5,516,333	10,693,489
Total average deposits	8,014,766	160,411	—	—	6,369	8,181,546

Six months ended June 30, 2008
Net interest income (loss)	$163,303	$14,847	$30	$43	$(649)	$177,574
(Provision for) recovery of loan losses	(16,255)	214	—	—	(33)	(16,074)
Noninterest income	67,612	838	5,076	1,438	11,303	86,267
Noninterest expense (2)	(60,685)	(7,837)	(8,950)	(5,262)	(87,892)	(170,626)

Income (loss) before income tax expense (3)	$153,975	$8,062	$(3,844)	$(3,781)	$(77,271)	$77,141

Total average loans, net of unearned income	$3,268,139	$858,464	$—	$—	$89,778	$4,216,381
Total average assets	3,318,181	862,625	44,500	64,180	2,665,497	6,954,983
Total average deposits	4,381,868	165,145	—	—	(5,094)	4,541,919

(1)	SVB Capital’s and Other Business Services’ components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $0.5 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2009 and 2008.
(3)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at June 30, 2009 and December 31, 2008, respectively:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Commitments available for funding: (1)
Fixed interest rate commitments	$653,345	$689,063
Variable interest rate commitments	4,310,309	4,941,423

Total commitments available for funding	$4,963,654	$5,630,486

Commitments unavailable for funding (2)	$1,038,318	$922,170

Maximum lending limits for accounts receivable factoring arrangements (3)	$497,128	$476,329
Reserve for unfunded credit commitments	11,266	14,698

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants under loan commitment agreements.
(2)	Represents commitments which are not available for funding, due to clients failing to meet all collateral, compliance, and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

As of December 31, 2008, we guaranteed some of our customers credit cards that had been provided by an unaffiliated financial institution. The total amount of these guarantees at December 31, 2008 was $87.4 million. During the first quarter of 2009, we purchased this credit card portfolio and began processing these credit cards in-house. The credit card commitments as of June 30, 2009 are included in the summary above within our commitments to extend credit.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at June 30, 2009. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there was a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$571,249	$40,547	$611,796	$611,796
Performance standby letters of credit	26,618	7,760	34,378	34,378
Commercial letters of credit	5,407	—	5,407	5,407

Total	$603,274	$48,307	$651,581	$651,581

At June 30, 2009 and December 31, 2008, deferred fees related to commercial and standby letters of credit were $4.7 million and $4.8 million, respectively. At June 30, 2009, collateral in the form of cash of $200.9 million and investment securities of $32.9 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at June 30, 2009:

Our Ownership in Limited Partnership (Dollars in thousands)	Capital Commitments	Unfunded Commitments	Our Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	546	5.1
SVB Strategic Investors Fund, LP	15,300	1,530	12.6
SVB Strategic Investors Fund II, LP	15,000	4,125	8.6
SVB Strategic Investors Fund III, LP	15,000	8,550	5.9
SVB Strategic Investors Fund IV, LP	12,239	11,505	5.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	—	9.3
SVB India Capital Partners I, LP	7,750	3,488	14.4
Other Fund Investments (3)	466,674	334,069	N/A

Total	$599,163	$378,783

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(3)	Represents commitments to 354 venture capital and private equity funds where our ownership interest is less than 5% of the voting interests of each such fund. Of the $334.1 million of unfunded commitments, approximately $290.6 million represents the remainder of the investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we plan to form (“New Fund Commitments”). As of June 30, 2009, $48.5 million of the New Fund Commitments has already been funded and is included as a part of our investment securities portfolio in private equity investments (cost method accounting). The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds once they are formed with the binding commitments of outside investors. Upon formation of such funds and transfer of these investments to the new funds, these investments are expected to be accounted for on an investment company fair value basis and any underlying gains or losses would be recognized in earnings according to the ownership interests of all participants in the fund, including SVB Financial.

13. Income Taxes

At June 30, 2009, the total amount of unrecognized tax benefits was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at June 30, 2009 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months, however, we do not expect the change to have a material impact on our financial position or our results of operations.

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

14. Fair Value of Financial Instruments

Our marketable investment securities, non-marketable investment securities using investment company fair value accounting and derivatives are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”):

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Assets
Marketable securities:
Available-for-sale securities:
U.S. Treasury securities	$—	$25,977	$—	$25,977
U.S. agency debentures	—	705,016	—	705,016
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	424,388	—	424,388
Agency-issued collateralized mortgage obligations	—	756,615	—	756,615
Non-agency mortgage-backed securities	—	96,064	—	96,064
Commercial mortgage-backed securities	—	47,838	—	47,838
Municipal bonds and notes	—	102,965	—	102,965
Marketable equity securities	275	—	—	275
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	276	2,158,863	—	2,159,139
Marketable securities (investment company fair value accounting)	547	—	—	547

Total marketable securities	823	2,158,863	—	2,159,686

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	225,892	225,892
Other private equity investments	—	—	84,613	84,613
Other investments	—	—	1,348	1,348

Total non-marketable securities (investment company fair value accounting)	—	—	311,853	311,853

Other assets:
Interest rate swaps	—	49,739	—	49,739
Foreign exchange forward contracts	—	22,122	—	22,122
Equity warrant assets	—	6,691	41,013	47,704

Total assets (1)	$823	$2,237,415	$352,866	$2,591,104

Liabilities
Foreign exchange forward contracts	$—	$22,854	$—	$22,854

Total liabilities	$—	$22,854	$—	$22,854

(1)	Included in Level 1 and Level 3 assets are $0.4 million and $284.5 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, in accordance with SFAS No. 157:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Marketable securities:
Available-for-sale securities:
U.S. agency debentures	$—	$113,603	$—	$113,603
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	448,594	—	448,594
Agency-issued collateralized mortgage obligations	—	483,275	—	483,275
Non-agency mortgage-backed securities	—	115,330	—	115,330
Commercial mortgage-backed securities	—	47,481	—	47,481
Municipal bonds and notes	—	108,755	—	108,755
Marketable equity securities	152	—	—	152
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	153	1,317,038	—	1,317,191
Marketable securities (investment company fair value accounting)	1,703	—	—	1,703

Total marketable securities	1,856	1,317,038	—	1,318,894

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	242,645	242,645
Other private equity investments	—	—	82,444	82,444
Other investments	—	—	1,547	1,547

Total non-marketable securities (investment company fair value accounting)	—	—	326,636	326,636

Other assets:
Interest rate swaps	—	94,142	—	94,142
Foreign exchange forward contracts	—	37,189	—	37,189
Equity warrant assets	—	1,960	41,699	43,659

Total assets (1)	$1,856	$1,450,329	$368,335	$1,820,520

Liabilities
Foreign exchange forward contracts	$—	$32,632	$—	$32,632

Total liabilities	$—	$32,632	$—	$32,632

(1)	Included in Level 1 and Level 3 assets are $1.0 million and $297.4 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2009, and 2008:

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in thousands)	Beginning Balance	Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers In and/or (Out) of Level 3	Ending Balance
Three months ended June 30, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$218,366	$1,174	$(6,469)	$(5,295)	$12,821	$—	$225,892
Other private equity investments	82,473	(907)	(1,124)	(2,031)	4,171	—	84,613
Other investments	1,276	—	249	249	(177)	—	1,348

Total non-marketable securities (investment company fair value accounting) (1)	302,115	267	(7,344)	(7,077)	16,815	—	311,853
Other assets:
Equity warrant assets (2)	43,012	(41)	(2,774)	(2,815)	928	(112)	41,013

Total assets	$345,127	$226	$(10,118)	$(9,892)	$17,743	$(112)	$352,866

Three months ended June 30, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$211,361	$3,298	$(5,015)	$(1,717)	$11,319	$—	$220,963
Other private equity investments	52,287	4,124	(1,283)	2,841	5,144	—	60,272
Other investments	2,651	—	138	138	(146)	—	2,643

Total non-marketable securities (investment company fair value accounting) (1)	266,299	7,422	(6,160)	1,262	16,317	—	283,878
Other assets:
Equity warrant assets (2)	30,641	703	1,615	2,318	1,492	43	34,494

Total assets	$296,940	$8,125	$(4,545)	$3,580	$17,809	$43	$318,372

Six months ended June 30, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$242,645	$2,057	$(37,548)	$(35,491)	$18,738	$—	$225,892
Other private equity investments	82,444	(1,430)	(6,133)	(7,563)	9,732	—	84,613
Other investments	1,547	—	616	616	(815)	—	1,348

Total non-marketable securities (investment company fair value accounting) (1)	326,636	627	(43,065)	(42,438)	27,655	—	311,853
Other assets:
Equity warrant assets (2)	41,699	169	(3,175)	(3,006)	2,531	(211)	41,013

Total assets	$368,335	$796	$(46,240)	$(45,444)	$30,186	$(211)	$352,866

Six months ended June 30, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$194,862	$5,183	$(4,117)	$1,066	$25,035	$—	$220,963
Other private equity investments	44,872	4,672	(1,766)	2,906	12,494	—	60,272
Other investments	3,098	—	(163)	(163)	(292)	—	2,643

Total non-marketable securities (investment company fair value accounting) (1)	242,832	9,855	(6,046)	3,809	37,237	—	283,878
Other assets:
Equity warrant assets (2)	26,911	5,363	3,417	8,780	(1,238)	41	34,494

Total assets	$269,743	$15,218	$(2,629)	$12,589	$35,999	$41	$318,372

(1)	Realized and unrealized gains (losses) are recorded on the line items “(losses) gains on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “(losses) gains on derivative instruments, net” a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings for the three and six months ended June 30, 2009 attributable to Level 3 assets still held at June 30, 2009:

(Dollars in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$(6,469)	$(37,548)
Other private equity investments	(1,124)	(6,633)
Other investments	249	616

Total non-marketable securities (investment company fair value accounting)	(7,344)	(43,565)
Other assets:
Equity warrant assets	(1,217)	(615)

Total unrealized losses	$(8,561)	$(44,180)

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires that we disclose estimated fair values for our financial instruments. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of SFAS No. 107.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of our financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are calculated based on indicator prices corroborated by observable market quotes or pricing models, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision or substantiated by comparison to independent markets, and they may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

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

Investment Securities—Non-Marketable (Cost and Equity Method Accounting)

Non-marketable investment securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting). The fair value of other investments (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting) is based on financial information obtained as the investor or obtained from the fund investments' or debt fund investments' respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments and debt fund investments, we utilize the most recent available financial information from the investee general partner, for example March 31, for our June 30th interim consolidated financial statements, adjusted for any contributions paid or distributions received from the investment during the second quarter. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

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

Short-Term Borrowings

Short-term borrowings at June 30, 2009 and December 31, 2008 included cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated note. The carrying amount is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt includes our contingently convertible debt, junior subordinated debentures, senior and subordinated notes, and other long-term debt (see Note 8- “Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at June 30, 2009 and December 31, 2008. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

Limitations

The information presented herein is based on pertinent information available to us as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end, and the estimated fair values of these financial instruments may have changed significantly since that point in time.

The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities-non-marketable (cost and equity method accounting)	$166,841	$158,611	$140,570	$143,724
Net loans	4,733,780	4,829,834	5,398,857	5,518,431
Financial liabilities:
Other short-term borrowings	31,340	31,340	62,120	62,120
Deposits	8,994,583	8,993,809	7,473,472	7,471,614
5.70% senior notes (1) (2)	270,583	257,200	279,370	262,043
6.05% subordinated notes (1) (2)	278,550	225,471	313,953	269,429
3.875% convertible senior notes	245,876	227,061	244,783	199,795
7.0% junior subordinated debentures (2)	55,950	31,979	55,914	32,747
Other long-term debt	58,682	58,435	101,403	101,695
Off-balance sheet financial assets:
Commitments to extend credit	—	14,729	—	17,920

(1)	At June 30, 2009, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $20.7 million and $29.0 million, respectively related to the fair value of the interest rate swaps associated with the notes.
(2)	At December 31, 2008, included in the carrying value and estimated fair value of our 5.70% senior notes, 6.05% subordinated notes and 7.0% junior subordinated debentures, are $29.5 million, $64.4 million and $0.2 million, respectively related to the fair value of the interest rate swaps associated with the notes. The interest rate swap on our 7.0% junior subordinated debentures was terminated and no longer designated as a hedging instrument in the first quarter of 2009.

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

16. Subsequent Events

On July 15, 2009, an independent asset management firm announced that it had closed its transaction with HRJ Capital, LLC (“HRJ”) to assume the management of HRJ’s private equity and real estate funds of funds. The transaction included the restructuring of the debt obligations owed to us by HRJ and its affiliates. Subject to final review of the accounting impact of the transaction, we do not expect the transaction will have any material impact on our net income and provision for loan losses for the third quarter of 2009.

At the end of the second quarter of 2009, we entered into an agreement for a transaction, which is expected to result in a recovery of approximately $11.5 million, on a pre-tax basis, from a single loan previously charged-off in the first quarter of 2009. The final transaction and our receipt of the transaction proceeds are subject to the satisfaction of various closing conditions. We currently expect that the transaction will close during the third quarter of 2009.

We have evaluated all subsequent events through August 7, 2009, the date the accompanying interim consolidated financial statements were issued, and determined there are no events other than those discussed above that require disclosure.

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

•	Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions

•	Forecasts of venture capital/private equity funding and investment levels

•	Forecasts of future interest rates, economic performance, and income on investments

•	Forecasts of expected levels of provisions for loan losses, loan growth and client funds

•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	The likelihood that the market value of our impaired investments will recover

•	The extent to which counterparties to forward and option contracts will perform their obligations under such contracts

•	The formation of new managed funds and the transfer of investments to these new funds

•	The sufficiency of our capital, including in the event of credit losses

•	The likelihood that funds generated through retained earnings will continue to be a significant source of capital and liquidity

•	The expansion of operations in China, India, Israel, the United Kingdom and elsewhere

•	Economic conditions and associated impact on us

•	The extent to which our products and services will meet changing client needs

•	The payment of cash dividends on, or our repurchase of, our common stock

•	The adequacy of reserves and appropriateness of methodology for calculating our reserves

•	The sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates; overall management of interest rate risk

•	The realization, timing, valuation and performance of equity or other investments

•	Our liquidity position

•	The level of client investment fees and associated margins

•	The level of loan and deposit balances

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans

•	The activities for which capital may be used or required

•	The financial impact of continued growth of our funds management business

•	The expansion and growth of our noninterest income sources

•	The profitability of our products and services

•	Our venture capital and private equity funding and investment levels

•	Our strategic initiatives

•	The effect of application of certain accounting pronouncements

•	The effect of lawsuits and claims

•	The changes in, or adequacy of, our unrecognized tax benefit and any associated impact

•	The cash requirements of unfunded commitments to certain investments

•	The financial impact of transaction involving HRJ Capital

•	The timing and closing of an expected credit recovery transaction

•	The investment of excess cash

•	The settlement of convertible debt instruments

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

Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity. In addition, certain amounts in prior years’ results have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts, as well as the adoption of Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”). Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for the three and six months ended June 30, 2008 have been revised.

Management’s Overview of Second Quarter 2009 Performance

Our clients continued to be affected by the economic downturn in the second quarter of 2009. During the second quarter, we were generally impacted by continued declines in venture capital and private equity activity, continued pressure on valuations in our venture and private equity-related investments, higher-than-normal credit losses, lower loan demand, and lower income from many of our fee-based products.

We recorded net income available to common stockholders for the three months ended June 30, 2009 of $7.8 million, or $0.24 per diluted common share. We continued to see strong deposit growth during the first half of the year as a result of our deposit initiatives, as well as from the desire of some clients seeking the security provided by the Federal Deposit Insurance Corporation (“FDIC”). Although the growth in deposits significantly increased our cash levels, we have deposited a majority of this excess cash with the Federal Reserve, earning interest at the Federal Funds target rate. In addition, we have increased our fixed income investment securities portfolio by $583.0 million to $2.2 billion at June 30, 2009, compared to $1.6 billion at March 31, 2009. While liquidity remains a priority, we expect to invest a more significant portion of the excess cash from deposits into fixed income investment securities through the remainder of 2009 at higher yields.

Highlights of our second quarter 2009 financial results (compared to the second quarter of 2008, where applicable) included the following:

•	Provision for loan losses of $21.4 million, which included $21.9 million related to gross loan charge-offs from our life sciences, software and private client services portfolios.

•	A special assessment fee of $5.0 million, mandated for all banks by the FDIC.

•	Growth of $3.8 billion in average deposit balances to $8.4 billion, which decreased our average loan-to-deposit ratio to 56.7 percent for the second quarter of 2009.

•	Growth of $0.5 billion in average loans to $4.8 billion, primarily from loans to software, life sciences and hardware clients.

•

Growth of $0.5 billion in average investment securities to $1.8 billion, primarily due to purchases of U.S. agency securities and agency-issued collateralized mortgage obligations, which were purchased with excess cash as a result of our continued growth in deposits.

•	A decrease in our net interest margin from 5.62 percent to 3.71 percent, primarily due to the current low interest rate environment.

The discussions below under our results of operations provide more information on our second quarter 2009 performance.

The key highlights of our performance for the three and six months ended June 30, 2009 and 2008, respectively, were as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data and ratios)	2009	2008 *	Change		2009	2008 *	Change
Average loans, net of unearned income	$4,779,966	$4,319,897	10.6%		$4,947,180	$4,216,381	17.3%
Average noninterest-bearing deposits	5,132,849	2,832,956	81.2		4,886,071	2,866,278	70.5
Average interest-bearing deposits	3,299,748	1,815,867	81.7		3,295,475	1,675,641	96.7
Average total deposits	8,432,597	4,648,823	81.4		8,181,546	4,541,919	80.1

Diluted earnings (loss) per share (1)	$0.24	$0.61	(60.7)%		$(0.12)	$1.40	(108.6)%
Net income attributable to SVBFG (1)	11,338	21,014	(46.0)		3,103	48,254	(93.6)
Net income (loss) available to common stockholders (1)	7,793	21,014	(62.9)		(3,978)	48,254	(108.2)
Net interest income (1)	91,681	86,796	5.6		183,192	177,574	3.2
Net interest margin (1)	3.71%	5.62%	(191	)bps	3.83%	5.94%	(211	)bps
Average SVB prime lending rate	4.00	5.08	(108	)bps	4.00	5.66	(166	)bps
Allowance for loan losses as a percentage of total gross loans	2.26	1.13	113	bps	2.26	1.13	113	bps
Provision for loan losses	$21,393	$8,351	156.2%		$64,859	$16,074	NM	%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	1.82%	0.84%	98	bps	2.58%	0.73%	185	bps
Net loan charge-offs as a percentage of average total gross loans (annualized)	1.74	0.47	127	bps	2.50	0.50	200	bps

Noninterest income (2)	$28,275	$44,515	(36.5)%		$22,694	$86,267	(73.7)%
Noninterest expense (3)	89,012	87,189	2.1		176,152	170,626	3.2
Return on average common SVBFG stockholders’ equity (annualized) (1)(4)	3.95%	12.41%	(68.2)		(1.02)%	14.15%	(107.2)
Return on average assets (annualized) (1)(5)	0.42	1.18	(64.4)		0.06	1.40	(95.7)
Book value per common share (6)	24.04	21.44	12.1		24.04	21.44	12.1
Operating efficiency ratio (1)(7)	73.86%	66.11%	11.7		85.09%	64.40%	32.1
Period end full-time equivalent employees	1,260	1,209	4.2		1,260	1,209	4.2

Non-GAAP measures:
Non-GAAP operating efficiency ratio (1)(8)	68.05%	64.70%	5.2%		69.71%	62.31%	11.9%
Non-GAAP noninterest income, net of noncontrolling interest (9)	$34,372	$43,698	(21.3)		$59,383	$87,166	(31.9)
Non-GAAP noninterest expense, net of noncontrolling interest (9)	86,164	84,732	1.7		169,917	165,410	2.7
Tangible common equity to tangible assets (10)	6.94	9.39	(26.1)		6.94	9.39	(26.1)
Tangible common equity to risk-weighted assets	10.54	9.72	8.4		10.54	9.72	8.4

NM- Not meaningful

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for the three and six months ended June 30, 2008 have been revised.
(1)	Balances and ratios for all periods presented reflect our adoption of FSP APB No. 14-1. Refer to “Critical Accounting Policies and Estimates – Impact of Adopting FSP APB No. 14-1” and “Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for the three and six months ended June 30, 2008 have been retrospectively adjusted.
(2)	Noninterest income included net losses of $6.1 million and $36.7 million attributable to noncontrolling interests for the three and six months ended June 30, 2009, respectively, compared to net gains of $0.8 million and net losses of $0.9 million for the comparable 2008 periods, respectively. See “Results of Operations – Noninterest Income” for a description of noninterest income attributable to noncontrolling interests.
(3)	Noninterest expense included $2.8 million and $6.2 million attributable to noncontrolling interests for the three and six months ended June 30, 2009, respectively, compared to $2.5 million and $5.2 million for the comparable 2008 periods. See “Results of Operations – Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(4)	Ratio represents annualized consolidated net income (loss) available to common stockholders divided by quarterly average SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity) and year-to-date average assets.
(5)	Ratio represents annualized consolidated net income attributable to SVBFG divided by quarterly average assets and year-to-date average assets.
(6)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity (excluding preferred equity) by total outstanding common shares.
(7)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable-equivalent income.
(8)	See “Results of Operations – Noninterest Expense ” for a reconciliation of the non-GAAP operating efficiency ratio.
(9)	See “Results of Operations – Noninterest Income” for a description of noninterest income and noninterest expense that is attributable to noncontrolling interests.
(10)	See “Capital Resources – Capital Ratios” for a reconciliation of non-GAAP tangible common equity and tangible assets.

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

There have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2008 Form 10-K.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our marketable investment securities, certain non-marketable investment securities using investment company fair value accounting and derivatives are financial instruments recorded at fair value on a recurring basis. For a detailed description of our method, critical estimates and approach for fair value measurements of assets and liabilities, refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2008 Form 10-K.

At June 30, 2009, approximately 22.6 percent of our total assets, or $2.6 billion, consisted of financial assets recorded at fair value on a recurring basis. Of these assets, 86.4 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 13.6 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. Almost all of our financial assets valued using Level 3 measurements at June 30, 2009 represented non-marketable securities. At June 30, 2009, 0.2 percent of total liabilities, or $22.9 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs. There were no material transfers in or out of Level 3 during the six months ended June 30, 2009. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring that models that provide values used in financial statements be validated by qualified personnel and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

As of June 30, 2009, our available-for-sale investment portfolio, consisting primarily of U.S. agency debentures, investment grade mortgage securities and municipal bonds and notes, represented $2.2 billion, or 83.3 percent of our portfolio of assets measured at fair value on a recurring basis. These instruments were classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available-for-sale fixed-income investment securities portfolio consisted primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the fixed-income investment portfolio are reviewed and monitored on an ongoing basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at June 30, 2009 totaled $588.1 million, of which $537.1 million was available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at June 30, 2009 totaled $84.4 million, all of which was unused. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At June 30, 2009, we had not borrowed against our repurchase lines.

Financial assets valued using Level 3 measurements consist primarily of our investments in venture capital and private equity funds, direct equity investments in privately held companies and certain investments made by our consolidated sponsored debt fund. These funds are investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Assets valued using Level 3 measurements also include equity warrant assets in shares of private company capital stock.

During the three and six months ended June 30, 2009, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value decreases totaling $10.1 million and $46.2 million, respectively, primarily due to lower valuations in underlying fund investments in our venture capital and private equity funds. Realized gains related to the Level 3 assets for the three and six months ended June 30, 2009 of $0.2 million and $0.8 million, respectively, related primarily to gains from distributions from underlying fund investments in our private equity funds.

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

Impact of Adopting FSP APB No. 14-1

Effective January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”). Our adoption on January 1, 2009 required historical financial statements for 2007 and 2008 to be adjusted to conform to the FSP’s new accounting treatment for both our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”), which matured on June 15, 2008, and our $250 million 3.875% convertible senior notes (“2008 Convertible Notes”), due April 15, 2011. For further details, please refer to Note 1-“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Correction of an Immaterial Error

During the second quarter of 2009, we determined that we had incorrectly recognized certain gains and losses on foreign exchange contracts in prior periods. The cumulative pre-tax effect of the error was $6.2 million, or $3.8 million after-tax and is considered to be immaterial to the prior periods. However, since the cumulative impact of correcting this error would be material to the results of the quarter ended June 30, 2009, we applied the guidance of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance requires that that the prior financial statements be corrected, even though such revisions were, and continue to be, immaterial to the prior period financial statements. As such, the affected prior period results have been revised as follows: For the three months ended March 31, 2009, net loss increased by $1.2 million, or $0.04 per diluted common share, for the year ended December 31, 2008, net income was reduced by $2.3 million, or $0.07 per diluted common share, and for the year ended December 31, 2007, net income was reduced by $0.2 million, or $0.01 per diluted common share. For further details, please refer to Note 1-“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended June 30, 2009 and 2008

Net interest income increased by $4.8 million to $92.2 million for the three months ended June 30, 2009, compared to $87.4 million for the comparable 2008 period. The increase in net interest income was primarily the result of an increase in average balances of our interest-earning assets and a decrease in the cost of our total funding sources, partially offset by a decrease in yields earned on interest-earning assets.

The main factors affecting interest income and interest expense for the three months ended June 30, 2009, compared to the comparable 2008 period are discussed below:

•	Interest income for the three months ended June 30, 2009 increased by $0.7 million primarily due to:

¡

A $2.1 million increase in interest income on interest-earning investment securities, primarily related to the growth in average balances of $496.2 million due to purchases of U.S. agency securities and agency-issued collateralized mortgage obligations. The investments were made as part of our overall investment strategy as a result of the growth in our deposits.

The increase was partially offset by the following decreases:

¡

A decrease of $1.2 million in interest income on short-term investment securities, primarily due to decreases in the Federal Funds rates in the latter half of 2008, partially offset by an increase in average balances as a result of the growth in our deposits.

¡

A $0.3 million decrease in interest income on loans driven principally by an 80 basis point decrease in loan yields due primarily to decreases totaling 100 basis points in our prime-lending rate during 2008, in response to certain Federal Fund rate decreases. Our average prime-lending rate was 4.00 percent for the three months ended June 30, 2009, compared to 5.08 percent for the comparable 2008 period. The impact of lower loan yields was partially offset by an increase of $460.1 million in average loan balances for the three months ended June 30, 2009, compared to the comparable 2008 period. This growth was driven primarily by loan growth from loans to software, life sciences and hardware clients.

•	Interest expense for the three months ended June 30, 2009 decreased by $4.2 million primarily due to:

¡

A decrease in interest expense of $3.3 million from long-term debt, due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes, as well as a $151.0 million decrease in average balances of long-term debt primarily due to the maturity of our 2003 Convertible Notes in June 2008.

¡

A decrease in interest expense from short-term borrowings of $1.1 million, primarily due to declining short-term market interest rates, as well as a decrease in average balances of short-term borrowings. Average short-term borrowings decreased by $160.2 million to $45.8 million for the three months ended June 30, 2009, compared to $206.0 million for the comparable 2008 period, due to growth in deposit balances.

Six months ended June 30, 2009 and 2008

Net interest income increased by $5.6 million to $184.3 million for the six months ended June 30, 2009, compared to $178.7 million for the comparable 2008 period. The increase in net interest income was primarily the result of an increase in average balances of our interest-earning assets and a decrease in the cost of our total funding sources, partially offset by a decrease in yields earned on interest-earning assets.

The main factors affecting interest income and interest expense for the six months ended June 30, 2009, compared to the comparable 2008 period are discussed below:

•	Interest income for the six months ended June 30, 2009 decreased by $1.3 million primarily due to:

¡

A $1.8 million decrease in interest income on loans driven principally by a 128 basis point decrease in loan yields due primarily to decreases totaling 325 basis points in our prime-lending rate during 2008, in response to certain Federal Fund rate decreases. Our average prime-lending rate was 4.00 percent for the six months ended June 30, 2009, compared to 5.66 percent for the comparable 2008 period. The impact of lower loan yields was partially offset by an increase of $730.8 million in average loan balances for the six months ended June 30, 2009, compared to the comparable 2008 period. This growth was driven primarily by loan growth from all client industry segments, with particularly strong growth in loans to software clients and hardware clients.

¡

A $2.9 million decrease in interest income on short-term investments primarily due to the decreases in the Federal Funds rates in the latter half of 2008, partially offset by an increase in average balances as a result of the growth in our deposits.

These decreases were partially offset by an increase of $3.4 million in interest income on interest-earning investment securities, primarily due to purchases of U.S. agency securities and agency-issued collateralized mortgage obligations.

•	Interest expense for the six months ended June 30, 2009 decreased by $7.0 million primarily due to:

¡	A decrease in interest expense of $5.9 million from long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes.

¡

A decrease in interest expense from short-term borrowings of $2.9 million, primarily due to declining short-term market interest rates, as well as a decrease in average balances of short-term borrowings. Average short-term borrowings decreased by $174.1 million to $46.4 million for the six months ended June 30, 2009, compared to $220.5 million for the comparable 2008 period due to growth in deposit balances.

These decreases were partially offset by an increase in interest expense of $1.8 million from interest-bearing deposits, primarily due to a $1.6 billion increase in average interest-bearing deposits. This increase was driven by growth from all our interest-bearing deposit products, with particularly strong growth from our sweep deposit product after discontinuation of our off-balance sheet sweep product. This increase was partially offset by a decrease in deposit interest rates.

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

	2009 Compared to 2008			2009 Compared to 2008
	Three months ended June 30, Increase (decrease) due to change in			Six months ended June 30, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$4,460	$(5,659)	$(1,199)	$9,216	$(12,156)	$(2,940)
Investment securities (Taxable)	5,176	(2,968)	2,208	7,254	(3,965)	3,289
Investment securities (Non-Taxable)	—	(76)	(76)	260	(145)	115
Loans, net of unearned income	8,674	(8,941)	(267)	27,410	(29,185)	(1,775)

Increase (decrease) in interest income, net	18,310	(17,644)	666	44,140	(45,451)	(1,311)

Interest expense:
NOW deposits	(13)	(21)	(34)	5	(27)	(22)
Regular money market deposits	1	(359)	(358)	124	(601)	(477)
Bonus money market deposits	22	(1,189)	(1,167)	359	(3,023)	(2,664)
Foreign money market deposits	78	—	78	252	—	252
Time deposits	(43)	(256)	(299)	31	(366)	(335)
Sweep deposits	2,783	(770)	2,013	6,248	(1,191)	5,057
Short-term borrowings	(497)	(587)	(1,084)	(1,317)	(1,557)	(2,874)
Zero-coupon convertible subordinated notes	(876)	—	(876)	(2,418)	—	(2,418)
3.875% convertible senior notes	285	72	357	3,815	47	3,862
Junior subordinated debentures	31	322	353	72	342	414
Senior and subordinated notes	279	(2,578)	(2,299)	699	(6,445)	(5,746)
Other long-term debt	(732)	(144)	(876)	(851)	(1,167)	(2,018)

Increase (decrease) in interest expense, net	1,318	(5,510)	(4,192)	7,019	(13,988)	(6,969)

Increase (decrease) in net interest income	$16,992	$(12,134)	$4,858	$37,121	$(31,463)	$5,658

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 3.71 percent and 3.83 percent for the three and six months ended June 30, 2009, compared to 5.62 percent and 5.94 percent for the comparable 2008 periods. The decreases in net interest margin were primarily due to decreases in yields on our loan portfolio resulting from reductions in our prime-lending rate, which we lowered in response to certain Federal Reserve rate cuts in 2008. The decreases in net interest margin were also attributable to an increase in cash as a result of the growth in noninterest-bearing and interest-bearing deposits, which were primarily deposited in overnight funds with the Federal Reserve. These reductions in our net interest margin were partially offset by a decrease in interest expense from borrowings due to declining market rates.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2009 and 2008, respectively.

Average Balances, Rates and Yields for the Three Months Ended June 30, 2009 and 2008

	Three months ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,369,317	$2,485	0.30%	$597,673	$3,684	2.48%
Investment securities: (2)
Taxable	1,729,648	16,794	3.89	1,233,490	14,586	4.76
Non-taxable (3)	103,017	1,583	6.16	102,989	1,659	6.48
Total loans, net of unearned income (4)	4,779,966	84,248	7.07	4,319,897	84,515	7.87

Total interest-earning assets	9,981,948	105,110	4.23	6,254,049	104,444	6.72

Cash and due from banks	198,361			249,074
Allowance for loan losses	(112,647)			(52,776)
Goodwill	—			4,092
Other assets (5)	860,304			703,591

Total assets (6)	$10,927,966			$7,158,030

Funding sources:
Interest-bearing liabilities:
NOW deposits	$40,775	$37	0.36%	$51,992	$71	0.55%
Regular money market deposits	152,894	175	0.46	152,707	533	1.40
Bonus money market deposits	908,884	1,300	0.57	900,767	2,467	1.10
Foreign money market deposits	49,181	78	0.64	—	—	—
Time deposits	368,856	621	0.68	387,981	920	0.95
Sweep deposits	1,779,158	3,394	0.77	322,420	1,381	1.72

Total interest-bearing deposits	3,299,748	5,605	0.68	1,815,867	5,372	1.19
Short-term borrowings	45,846	20	0.17	205,983	1,104	2.16
Zero-coupon convertible subordinated notes (6)	—	—	—	133,822	876	2.63
3.875% convertible senior notes (6)	245,522	3,506	5.73	225,976	3,149	5.60
Junior subordinated debentures	55,938	893	6.40	53,090	540	4.09
Senior and subordinated notes	562,990	2,575	1.83	531,086	4,874	3.69
Other long-term debt	80,945	276	1.37	152,386	1,152	3.04

Total interest-bearing liabilities	4,290,989	12,875	1.20	3,118,210	17,067	2.20
Portion of noninterest-bearing funding sources	5,690,959			3,135,839

Total funding sources	9,981,948	12,875	0.52	6,254,049	17,067	1.10

Noninterest-bearing funding sources:
Demand deposits	5,132,849			2,832,956
Other liabilities	181,421			243,316
Discount on zero-coupon convertible subordinated notes (6)	—			336
SVBFG stockholders’ equity (6)	1,014,192			680,927
Noncontrolling interests (7)	308,515			282,285
Portion used to fund interest-earning assets	(5,690,959)			(3,135,839)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$10,927,966			$7,158,030

Net interest income and margin (6)		$92,235	3.71%		$87,377	5.62%

Total deposits	$8,432,597			$4,648,823

Average SVBFG stockholders' equity as a percentage of average assets			9.28%			9.51%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(554)			(581)

Net interest income, as reported		$91,681			$86,796

(1)	Includes average interest-bearing deposits in other financial institutions of $174.2 million and $99.2 million for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, balance also includes $3.1 billion deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $470.4 million and $373.3 million for the three months ended June 30, 2009 and 2008, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.
(6)	Amounts for all periods presented reflect our adoption of FSP APB No. 14-1. Amounts for the three months ended June 30, 2008 have been retrospectively adjusted.
(7)	Our 2009 adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”) required us to clarify our presentation of noncontrolling interests and had no effect on our results of operations or stockholders’ equity.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2009 and 2008

	Six months ended June 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,099,153	$4,861	0.32%	$536,392	$7,801	2.92%
Investment securities: (2)
Taxable	1,544,728	31,645	4.13	1,203,594	28,356	4.74
Non-taxable (3)	104,701	3,216	6.19	96,175	3,101	6.48
Total loans, net of unearned income (4)	4,947,180	172,499	7.03	4,216,381	174,274	8.31

Total interest-earning assets	9,695,762	212,221	4.41	6,052,542	213,532	7.09

Cash and due from banks	259,482			262,773
Allowance for loan losses	(112,090)			(50,526)
Goodwill	2,013			4,092
Other assets (5)	848,322			686,102

Total assets (6)	$10,693,489			$6,954,983

Funding sources:
Interest-bearing liabilities:
NOW deposits	$46,496	$86	0.37%	$44,570	$108	0.49%
Regular money market deposits	165,924	480	0.58	144,596	957	1.33
Bonus money market deposits	947,246	3,038	0.65	887,361	5,702	1.29
Foreign money market deposits	56,791	252	0.89	—	—	—
Time deposits	372,823	1,351	0.73	365,776	1,686	0.93
Sweep deposits	1,706,195	7,245	0.86	233,338	2,188	1.89

Total interest-bearing deposits	3,295,475	12,452	0.76	1,675,641	10,641	1.28
Short-term borrowings	46,442	41	0.18	220,464	2,915	2.66
Zero-coupon convertible subordinated notes (6)	—	—	—	140,729	2,418	3.46
3.875% convertible senior notes (6)	245,157	7,011	5.77	111,415	3,149	5.68
Junior subordinated debentures	55,930	1,679	6.05	53,030	1,265	4.80
Senior and subordinated notes	565,583	5,982	2.13	531,731	11,728	4.44
Other long-term debt	91,050	738	1.63	152,511	2,756	3.63

Total interest-bearing liabilities	4,299,637	27,903	1.31	2,885,521	34,872	2.43
Portion of noninterest-bearing funding sources	5,396,125			3,167,021

Total funding sources	9,695,762	27,903	0.58	6,052,542	34,872	1.15

Noninterest-bearing funding sources:
Demand deposits	4,886,071			2,866,278
Other liabilities	183,124			244,411
Discount on zero-coupon convertible subordinated notes (6)	—			1,007
SVBFG stockholders’ equity (6)	1,011,164			685,791
Noncontrolling interests (7)	313,493			271,975
Portion used to fund interest-earning assets	(5,396,125)			(3,167,021)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$10,693,489			$6,954,983

Net interest income and margin (6)		$184,318	3.83%		$178,660	5.94%

Total deposits	$8,181,546			$4,541,919

Average SVBFG stockholders' equity as a percentage of average assets			9.46%			9.86%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,126)			(1,086)

Net interest income, as reported		$183,192			$177,574

(1)	Includes average interest-bearing deposits in other financial institutions of $177.1 million and $91.0 million for the six months ended June 20, 2009 and 2008, respectively. For the six months ended June 30, 2009, balance also includes $2.8 billion deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $468.7 million and $359.3 million for the six months ended June 30, 2009 and 2008, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.
(6)	Amounts for all periods presented reflect our adoption of FSP APB No. 14-1. Amounts for the six months ended June 30, 2008 have been retrospectively adjusted.
(7)	Our 2009 adoption of SFAS No. 160 required us to clarify our presentation of noncontrolling interests and had no effect on our results of operations or stockholders’ equity.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. We consider our allowance for loan losses of $110.5 million adequate to cover credit losses inherent in the loan portfolio at June 30, 2009. The following table summarizes our provision for loan losses for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses, beginning balance	$110,010	$49,636	$107,396	$47,293
Provision for loan losses	21,393	8,351	64,859	16,074
Gross loan charge-offs	(21,898)	(9,098)	(63,911)	(15,306)
Loan recoveries	968	3,999	2,129	4,827

Allowance for loan losses, ending balance	$110,473	$52,888	$110,473	$52,888

Provision as a percentage of total gross loans (annualized)	1.76%	0.72%	2.68%	0.69%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	1.82	0.84	2.58	0.73
Net loan charge-offs as a percentage of average total gross loans (annualized)	1.74	0.47	2.50	0.50
Allowance for loan losses as a percentage of total gross loans	2.26	1.13	2.26	1.13
Total gross loans at period-end	$4,886,040	$4,666,989	$4,886,040	$4,666,989
Average total gross loans	4,820,855	4,349,545	4,989,385	4,245,479

Our provision for loan losses increased by $13.0 million to $21.4 million for the three months ended June 30, 2009, compared to $8.4 million for the comparable 2008 period. Our provision of $21.4 million for the three months ended June 30, 2009 was primarily attributable to the following:

•	Gross loan charge-offs of $21.9 million primarily from our life sciences, software and private client services portfolios.

•	Loan recoveries of $1.0 million, primarily from our software and hardware industry portfolios.

Our provision for loan losses increased by $48.8 million to $64.9 million for the six months ended June 30, 2009, compared to $16.1 million for the comparable 2008 period. Our provision of $64.9 million for the six months ended June 30, 2009 was primarily attributable to the following

•	Gross loan charge-offs of $23.1 million and specific reserves of $9.2 million related to two loans within our hardware industry portfolio.

•	Gross loan charge-offs of $40.8 million primarily from our life sciences, software and private client services portfolios.

•

A reversal of $4.9 million in specific reserves due to the repayment by affiliates of HRJ Capital, LLC (“HRJ”) of certain outstanding balances on capital call lines of credit during the first quarter of 2009.

•	Loan recoveries of $2.1 million, primarily from our software and hardware industry portfolios.

•

Our net loan charge-offs as a percentage of average total gross loans (annualized) was 2.50 percent for the six months ended June 30, 2009, compared to our allowance for loan losses as a percentage of total gross loans of 2.26 percent. We expect net charge-offs for the full year 2009 to be lower than the annualized trend indicated by the first half of 2009 results.

On July 15, 2009, an independent asset management firm announced that it had closed its transaction with HRJ to assume the management of HRJ’s private equity and real estate funds of funds. The transaction included the restructuring of the debt obligations owed to us by HRJ and its affiliates. Subject to final review of the accounting impact of the transaction, we do not expect the transaction will have any material impact on our net income and provision for loan losses for the third quarter of 2009.

At the end of the second quarter of 2009, we entered into an agreement for a transaction, which is expected to result in a recovery of approximately $11.5 million, on a pre-tax basis, from a single loan previously charged-off in the first quarter of 2009. The final transaction and our receipt of the transaction proceeds are subject to the satisfaction of various closing conditions. We currently expect that the transaction will close during the third quarter of 2009.

Noninterest Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008 *	% Change	2009	2008 *	% Change
Foreign exchange fees	$7,617	$7,961	(4.3)%	$15,083	$15,805	(4.6)%
Deposit service charges	6,590	6,056	8.8	13,413	11,947	12.3
Client investment fees	5,580	13,648	(59.1)	11,828	27,370	(56.8)
Letters of credit and standby letters of credit income	2,329	3,142	(25.9)	5,221	6,088	(14.2)
Credit card fees	2,957	1,502	96.9	4,396	3,202	37.3
Corporate finance fees	—	—	—	—	3,640	(100.0)
(Losses) gains on derivative instruments, net	(2,847)	4,408	(164.6)	(1,033)	7,007	(114.7)
(Losses) gains on investment securities, net	(6,750)	2,039	NM	(41,795)	(4,073)	NM
Other	12,799	5,759	122.2	15,581	15,281	2.0

Total noninterest income	$28,275	$44,515	(36.5)	$22,694	$86,267	(73.7)

NM- Not meaningful

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts the three and six months ended June 30, 2008 have been revised.

Included in net income (loss) is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Sponsored Funds and Strategic Investments, the entire income or loss from funds where we own significantly less than 100%. We also recognize, as part of our equity valuation business through SVB Analytics, the results of eProsper, of which we own 65%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Loss Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income, net losses on investment securities and noninterest expense, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2009	2008 *	% Change	2009	2008 *	% Change
GAAP noninterest income	$28,275	$44,515	(36.5)%	$22,694	$86,267	(73.7)%
Less: (losses) income attributable to noncontrolling interests, including carried interest	(6,097)	817	NM	(36,689)	(899)	NM

Non-GAAP noninterest income, net of noncontrolling interests	$34,372	$43,698	(21.3)	$59,383	$87,166	(31.9)

NM- Not meaningful

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts the three and six months ended June 30, 2008 have been revised.

Foreign Exchange Fees

Foreign exchange fees were $7.6 million and $15.1 million for the three and six months ended June 30, 2009, compared to $8.0 million and $15.8 million for the comparable 2008 periods. The decreases were primarily due to lower commissioned notional volumes, which decreased to $1.1 billion and $2.1 billion for the three and six months ended June 30, 2009, compared to $1.9 billion and $3.3 billion for the comparable 2008 periods. While commissioned notional volumes decreased, fees remained stable as a substantially higher proportion of that volume came from trades with notional amounts less than $1 million for the three and six months ended June 30, 2009, which carry comparatively higher commission rates.

Deposit Service Charges

Deposit service charges were $6.6 million and $13.4 million for the three and six months ended June 30, 2009, compared to $6.1 million and $11.9 million for the comparable 2008 periods. The increases were primarily attributable to a decrease in the earnings credit rate related to decreases in short-term market interest rates in the latter half of 2008.

Client Investment Fees

Client investment fees were $5.6 million and $11.8 million for the three and six months ended June 30, 2009, respectively, compared to $13.6 million and $27.4 million for the comparable 2008 periods. The decreases were primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average client investment funds. During the latter half of the fourth quarter of 2008, we discontinued offering a third party off-balance sheet sweep product, primarily due to our decision to utilize our own on-balance sheet sweep product. In addition, we continue to face challenges in growing off-balance sheet funds due to the significant decline of initial public offerings (“IPO”), resulting in less client funds available for investment. Based on the expectation of continued lower margins on certain client investment products, we expect to continue to see declining client investment fees throughout 2009. The following table summarizes average client investment funds for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Client directed investment assets (1)	$11,039	$12,734	(13.3)%	$11,341	$12,754	(11.1)%
Client investment assets under management	5,412	6,006	(9.9)	5,623	6,190	(9.2)
Sweep money market funds	—	2,649	(100.0)	112	2,698	(95.8)

Total average client investment funds (2)	$16,451	$21,389	(23.1)	$17,076	$21,642	(21.1)

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third-party financial institutions.

Period-end total client investment funds were $16.0 billion at June 30, 2009, compared to $18.6 billion at December 31, 2008.

Credit Card Fees

Credit card fees were $3.0 million and $4.4 million for the three and six months ended June 30, 2009, respectively, compared to $1.5 million and $3.2 million for the comparable 2008 periods. The increases were primarily due to the purchase of our credit card portfolio in the first quarter of 2009, as we began to process our credit card business in-house. Refer to Note 12- “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.

Corporate Finance Fees

There were no corporate finance fees in the three or six months ended June 30, 2009, compared to $3.6 million for the six months ended June 30, 2008. The decrease was a result of the decision to cease operations at SVB Alliant in July 2007. The $3.6 million in fees for the six months ended June 30, 2008 represented the completion of all remaining client transactions at SVB Alliant as of March 31, 2008.

(Losses) Gains on Derivative Instruments, Net

A summary of (losses) gains on derivative instruments, net, for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
(Losses) gains on foreign exchange forward contracts, net:
Gains on client foreign exchange contracts, net (1)	$448	$478	(6.3)%	$944	$1,206	(21.7)%
(Losses) gains on internal foreign exchange contracts, net (2)	(4,479)	624	NM	(2,536)	(2,467)	2.8

Total (losses) gains on foreign exchange forward contracts, net	(4,031)	1,102	NM	(1,592)	(1,261)	26.2

Change in fair value of interest rate swap (3)	—	879	(100.0)	(170)	386	(144.0)
Gains on covered call options (4)	—	377	(100.0)	—	377	(100.0)
Equity warrant assets:
Gains on exercise, net	(42)	676	(106.2)	168	5,192	(96.8)
Change in fair value (5):
Cancellations and expirations	(1,276)	(488)	161.5	(2,474)	(945)	161.8
Other changes in fair value	2,502	1,862	34.4	3,035	3,258	(6.8)

Total net gains on equity warrant assets (6)	1,184	2,050	(42.2)	729	7,505	(90.3)

Total (losses) gains on derivative instruments, net	$(2,847)	$4,408	(164.6)	$(1,033)	$7,007	(114.7)

NM- Not meaningful

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income (loss).
(3)	Represents the change in the fair value hedge of the junior subordinated debentures. In December 2008, our counterparty called this swap for settlement in January 2009. As a result, the swap was terminated and no longer designated as a hedging instrument.
(4)	Represents net gains on covered call options by one of our sponsored debt funds.
(5)	At June 30, 2009, we held warrants in 1,285 companies, compared to 1,217 companies at June 30, 2008.

(6)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net Loss Attributable to Noncontrolling Interests”.

Losses on derivative instruments, net, were $2.8 million for the three months ended June 30, 2009, compared to net gains of $4.4 million for the comparable 2008 period. The decrease of $7.2 million was primarily due to net losses from changes in the fair value of foreign exchange forward contracts and lower net gains on equity warrant assets.

Net losses from foreign exchange forward contracts included $4.5 million in net losses from changes in fair value due to the decline of the U.S. dollar in the second quarter of 2009 against the Pound Sterling, used to offset net gains of $4.7 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income. Net gains on equity warrant assets of $1.2 million for the three months ended June 30, 2009 were driven by net gains of $3.7 million from share price increases of certain investments in our public warrant portfolio, partially offset by net losses of $1.2 million from valuation decreases in our private warrant portfolio and $1.3 million from warrant terminations.

Losses on derivative instruments, net, were $1.0 million for the six months ended June 30, 2009, compared to net gains of $7.0 million for the comparable 2008 period. The decrease of $8.0 million was primarily due to lower gains upon exercise of equity warrant assets and higher terminations.

The lower gains on exercise of equity warrant assets for the six months ended June 30, 2009, compared to the comparable 2008 period was primarily due to the sale of one warrant position in the first quarter of 2008. The higher warrant terminations for the three and six months ended June 30, 2009, compared to the comparable 2008 periods, reflected the continuing effects of the downturn in the overall economy.

(Losses) Gains on Investment Securities, Net

We experience variability in the performance of our consolidated investment funds from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. The valuation of our consolidated investment funds continues to be affected by a more challenging venture capital environment, a significant slowdown of merger and acquisition (“M&A”) activities and effectively a halt in IPOs among our portfolio companies in 2008 and the first half of 2009. The net losses for the three and six months ended June 30, 2009 were primarily due to lower valuations of private companies from the overall impact of lower than expected operating results, lower comparative valuations from other private companies, and declines in the public equity markets, reflective of the current economic slowdown throughout the venture capital/private equity community. As a result, we saw more unrealized losses in the three and six months ended June 30, 2009, compared to the comparable 2008 periods. The following tables provide a summary of net (losses) gains on investment securities for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized (losses) gains	$(1,691)	$(6,469)	$798	$—	$(7,362)
Realized (losses) gains	(907)	1,174	883	(538)	612

Total (losses) gains on investment securities, net	$(2,598)	$(5,295)	$1,681	$(538)	$(6,750)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(2,414)	(4,831)	312	—	(6,933)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(184)	$(464)	$1,369	$(538)	$183

	Three months ended June 30, 2008
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized (losses) gains	$(1,620)	$(5,015)	$1,554	$—	$(5,081)
Realized gains (losses)	4,124	3,297	696	(997)	7,120

Total gains (losses) on investment securities, net	$2,504	$(1,718)	$2,250	$(997)	$2,039

Less: income (losses) attributable to noncontrolling interests, including carried interest	2,180	(2,433)	705	—	452

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$324	$715	$1,545	$(997)	$1,587

	Six months ended June 30, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized (losses) gains	$(6,388)	$(37,548)	$1,782	$—	$(42,154)
Realized (losses) gains	(1,430)	2,057	1,123	(1,391)	359

Total (losses) gains on investment securities, net	$(7,818)	$(35,491)	$2,905	$(1,391)	$(41,795)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(7,191)	(30,936)	756	—	(37,371)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(627)	$(4,555)	$2,149	$(1,391)	$(4,424)

	Six months ended June 30, 2008
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized (losses) gains	$(2,292)	$(4,117)	$(6,284)	$—	$(12,693)
Realized gains (losses)	4,672	5,182	572	(1,806)	8,620

Total gains (losses) on investment securities, net	$2,380	$1,065	$(5,712)	$(1,806)	$(4,073)

Less: income (losses) attributable to noncontrolling interests, including carried interest	2,124	122	(3,693)	—	(1,447)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$256	$943	$(2,019)	$(1,806)	$(2,626)

Other Noninterest Income

A summary of other noninterest income for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008 *	% Change	2009	2008 *	% Change
Fund management fees	$2,471	$1,957	26.3%	$5,188	$3,877	33.8%
Service-based fee income (1)	2,116	2,266	(6.6)	3,945	4,256	(7.3)
Gains (losses) on foreign currency loans revaluation, net	4,657	(1,992)	NM	1,980	1,915	3.4
Other	3,555	3,528	0.8	4,468	5,233	(14.6)

Total other noninterest income	$12,799	$5,759	122.2	$15,581	$15,281	2.0

NM- Not meaningful

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for the three and six months ended June 30, 2008 have been revised.
(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

Other noninterest income was $12.8 million and $15.6 million for the three and six months ended June 30, 2009, compared to $5.8 million and $15.3 million for the comparable 2008 periods. The increase of $7.0 million for the three months ended June 30, 2009, compared to the comparable 2008 period was primarily due to revaluations of foreign currency denominated loans. Net gains from revaluation of foreign currency denominated loans of $4.7 million for the three months ended June 30 2009 were due primarily to the decline of the U.S. dollar against the Pound Sterling, and were partially offset by net losses from foreign exchange forward contracts of $4.5 million, which are included in net (losses) gains on derivative instruments.

Fund management fees were $2.5 million and $5.2 million for the three and six months ended June 30, 2009, respectively, compared to $2.0 million and $3.9 million for the comparable 2008 periods. The increases in fund management fees were primarily due to the closings of a fund in the SVB Strategic Investors Fund family in the fourth quarter of 2008 and the first quarter of 2009. Typically, a fund of funds is formed through multiple closing transactions in which limited partners enter into investment commitments.

Noninterest Expense

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Compensation and benefits	$46,894	$50,059	(6.3)%	$95,174	$103,840	(8.3)%
Professional services	11,258	9,132	23.3	23,338	17,933	30.1
FDIC assessments	8,589	700	NM	11,264	1,136	NM
Premises and equipment	5,473	5,455	0.3	10,880	10,643	2.2
Net occupancy	4,836	4,342	11.4	9,141	8,690	5.2
Business development and travel	3,152	3,764	(16.3)	6,425	7,186	(10.6)
Impairment of goodwill	—	—	—	4,092	—	—
Correspondent bank fees	1,963	1,816	8.1	3,876	3,322	16.7
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858	(100.0)	—	3,858	(100.0)
(Reduction of) provision for unfunded credit commitments	(1,147)	800	NM	(3,431)	635	NM
Other	7,994	7,263	10.1	15,393	13,383	15.0

Total noninterest expense	$89,012	$87,189	2.1	$176,152	$170,626	3.2

NM- Not meaningful

We use and report non-GAAP noninterest expense and a non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent expense attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2009	2008 *	% Change	2009	2008 *	% Change
GAAP noninterest expense	$89,012	$87,189	2.1%	$176,152	$170,626	3.2%
Less: amounts attributable to noncontrolling interests	2,848	2,457	15.9	6,235	5,216	19.5

Non-GAAP noninterest expense, net of noncontrolling interests	$86,164	$84,732	1.7	$169,917	$165,410	2.7

GAAP taxable equivalent net interest income	$92,235	$87,377	5.6	$184,318	$178,660	3.2
Less: (losses) income attributable to noncontrolling interests	(16)	106	(115.1)	(30)	363	(108.3)

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	92,251	87,271	5.7	184,348	178,297	3.4
Non-GAAP noninterest income, net of noncontrolling interests	34,372	43,698	(21.3)	59,383	87,166	(31.9)

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$126,623	$130,969	(3.3)	$243,731	$265,463	(8.2)

Non-GAAP operating efficiency ratio	68.05%	64.70%	5.2	69.71%	62.31%	11.9

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for the three and six months ended June 30, 2008 have been revised.

Compensation and Benefits

Compensation and benefits expense was $46.9 million for the three months ended June 30, 2009, compared to $50.1 million for the comparable 2008 period. The decrease of $3.2 million was largely due to a decrease of $7.7 million in expenses related to our Incentive Compensation Plan and Employee Stock Ownership Plan (“ESOP”), as a result of our lower than expected actual first and second quarter 2009 results. These decreases were partially offset by increases of $2.1 million in salaries and wages expense, primarily related to an increase in the average number of full-time equivalent (“FTE”) personnel. The average number of FTE personnel increased to 1,258 for the three months ended June 30, 2009, compared to 1,201 for the comparable 2008 period. The increase in average FTE was primarily attributable to increases in sales and advisory positions to support our Global Commercial Bank operations, as well as from increases at SVB Capital and SVB Analytics to support our growth in these businesses.

Compensation and benefits expense was $95.2 million for the six months ended June 30, 2009, compared to $103.8 million for the comparable 2008 period. The decrease of $8.6 million was largely due to a decrease of $15.7 million in expenses related to our Incentive Compensation Plan and Employee Stock Ownership Plan (“ESOP”), as a result of our lower than expected actual first and second quarter 2009 results. These decreases were partially offset by increases of $5.3 million in salaries and wages expense, primarily related to an increase in the average number FTE personnel. The average number of FTE personnel increased to 1,258 for the six months ended June 30, 2009, compared to 1,187 for the comparable 2008 period.

Our variable compensation plans primarily consist of the Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, SVB Financial Group 401(k), ESOP, Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $7.1 million and $14.5 million for the three and six months ended June 30, 2009, compared to $14.6 million and $31.1 million for the comparable 2008 periods.

Professional Services

Professional services expense was $11.3 million and $23.3 million for the three and six months ended June 30, 2009, compared to $9.1 million and $17.9 million for the comparable 2008 periods. The increases of $2.2 million and $5.4 million were primarily due to consulting fees related to certain infrastructure projects.

FDIC Assessments

FDIC assessments were $8.6 million and $11.3 for the three and six months ended June 30, 2009, compared to $0.7 million and $1.1 million for the comparable 2008 periods. The increases of $7.9 million and $10.2 million were primarily due to a special assessment fee of $5.0 million, mandated for all banks by the FDIC, an increase in average deposit balances, and an increase in fee rates.

Impairment of Goodwill

We review goodwill for possible impairment on an annual basis, and we also monitor for any impairment triggering events quarterly. As such, as part of our quarterly review of goodwill during the three months ended March 31, 2009, we noted an impairment resulting from a change in our outlook for eProsper’s future financial performance. As a result, we recognized a non-cash non-tax deductible charge of $4.1 million relating to the impairment of goodwill in the first quarter of 2009.

(Reduction of) Provision for Unfunded Credit Commitments

We calculate the (reduction of) provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a (reduction of) provision of $1.1 million for the three months ended June 30, 2009, compared to a provision of $0.8 million for the comparable 2008 period. The (reduction of) provision for the three months ended June 30, 2009 was reflective of a decrease in the balance of our total unfunded credit commitments due to expirations and reductions in credit lines to certain clients, as well as lower utilization of commitments by borrowers. Total unfunded credit commitments were $5.0 billion at June 30, 2009, compared to $5.1 billion at March 31, 2009.

We recorded a (reduction of) provision of $3.4 million for the six months ended June 30, 2009, compared to a provision of $0.6 million for the comparable 2008 period. The (reduction of) provision for the six months ended June 30, 2009 was reflective of a decrease in the balance of our total unfunded credit commitments, which decreased from $5.6 billion at December 31, 2008, as well as lower utilization of commitments by borrowers.

Other Noninterest Expense

A summary of other noninterest expense for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Telephone	$1,337	$1,345	(0.6)%	$2,717	$2,497	8.8%
Tax credit fund amortization	1,164	1,059	9.9	2,293	2,041	12.3
Data processing services	1,089	1,116	(2.4)	2,101	2,193	(4.2)
Postage and supplies	821	1,024	(19.8)	2,079	1,778	16.9
Other	3,583	2,719	31.8	6,203	4,874	27.3

Total other noninterest expense	$7,994	$7,263	10.1	$15,393	$13,383	15.0

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is primarily related to the noncontrolling interest holders’ portion of investment gains or losses and management fees in our managed funds. Noninterest loss (income) consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to the general partner entities at SVB Capital and one of our consolidated sponsored debt funds for funds management. Our adoption of SFAS No. 160 requires us to reclassify our presentation of noncontrolling interests. A summary of net loss attributable to noncontrolling interests for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest loss (income) (1)	$16	$(106)	(115.1)%	$30	$(363)	(108.3)%
Noninterest loss (income) (1)	6,153	(1,528)	NM	38,060	(553)	NM
Noninterest expense (1)	2,848	2,457	15.9	6,235	5,216	19.5
Carried interest (2)	(56)	711	(107.9)	(1,371)	1,452	(194.4)

Net loss attributable to noncontrolling interests	$8,961	$1,534	NM	$42,954	$5,752	NM

NM-	Not meaningful
(1)	Represents noncontrolling interests share in net interest income, noninterest income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing two of our managed funds of funds and the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds.

Income Taxes

Effective January 1, 2009, we adopted SFAS No. 160, which requires us to clearly identify and distinguish between the interests of the Company and the interest of the noncontrolling owners by presenting noncontrolling interests after net income (loss) in our interim consolidated statements of income. As a result, our effective tax rate is calculated by dividing income tax expense by the sum of income (loss) before income tax expense and the net loss attributable to noncontrolling interests.

Our effective tax rate was 38.8 percent for the three months ended June 30, 2009, compared to 43.7 percent for the comparable 2008 period. The decrease in the tax rate was primarily attributable to the $3.9 million non-tax deductible loss recorded in the second quarter of 2008 related to our cash settlement of the early conversion of certain of our zero-coupon convertible subordinated notes.

Our effective tax rate was 60.4 percent for the six months ended June 30, 2009, compared to 41.8 percent for the comparable 2008 period. The increase in the tax rate was primarily attributable to the tax impact of the $4.1 million non-tax deductible goodwill impairment associated with eProsper in the first quarter of 2009.

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

Changes in an individual client’s primary relationship designation have resulted, and may in the future result, in the inclusion of certain clients in different segments in different periods. Effective January 1, 2009, we have four operating segments for management reporting purposes: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services. Previously, we reported based on three operating segments: Commercial Banking, SVB Capital, and Other Business Services. Effective January 1, 2009, we report FDIC assessments in noninterest expense within Global Commercial Bank. Prior to January 1, 2009, FDIC assessments were recognized in noninterest expense under the Reconciling Items column. Additionally, effective January 1, 2009, we report the provision for loan losses by reportable segments. Prior to January 1, 2009, the provision for loan losses was recognized under the Reconciling Items column. We have reclassified all prior period amounts to conform to the current period’s presentation. Refer to Note 11-“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

The following is our segment information for the three and six months ended June 30, 2009 and 2008, respectively.

Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest income	$90,987	$78,654	15.7%	$185,246	$163,303	13.4%
Provision for loan losses	(14,915)	(8,106)	84.0	(57,730)	(16,255)	NM
Noninterest income	26,813	33,955	(21.0)	53,053	67,612	(21.5)
Noninterest expense	(39,308)	(30,033)	30.9	(71,545)	(60,685)	17.9

Income before income tax expense	$63,577	$74,470	(14.6)	$109,024	$153,975	(29.2)

Total average loans	$3,775,198	$3,342,907	12.9	$3,943,712	$3,268,139	20.7
Total average assets	3,870,134	3,389,293	14.2	4,033,681	3,318,181	21.6
Total average deposits	8,276,795	4,481,342	84.7	8,014,766	4,381,868	82.9

NM-	Not meaningful

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net interest income from the Global Commercial Bank (“GCB”) increased by $12.3 million for the three months ended June 30, 2009, primarily due to an increase in net interest income resulting from growth in GCB’s loan portfolio, particularly from loans to software, life sciences, and hardware clients, an increase in earnings credit resulting from growth in deposit balances, and an increase in net interest income due to decreases in the earnings charge incurred for funded loans. These increases were partially offset by a decrease in interest income from the earnings credit received on deposits due primarily to decreases in short-term market interest rates, as well as from a decrease in interest income from loans due to a decrease in our average prime-lending rate to 4.00 percent for the three months ended June 30, 2009, compared to 5.08 percent for the comparable 2008 period.

The provision for loan losses for GCB of $14.9 million for the three months ended June 30, 2009 was primarily attributable to gross charge-offs primarily from our life sciences and software industry portfolios.

Noninterest income decreased by $7.1 million for the three months ended June 30, 2009, primarily due to a decrease in client investment fees of $8.1 million. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds.

Noninterest expense increased by $9.3 million for the three months ended June 30, 2009, primarily due to an increase in FDIC assessments of $7.9 million and an increase in professional services expense of $1.3 million, partially offset by a decrease in compensation and benefits expense of $2.6 million. The increase in FDIC assessments relates primarily to a special assessment fee of $5.0 million, mandated for all banks by the FDIC, as well an increase in average deposit balances. The increase in professional services expense was primarily due to consulting fees related to certain infrastructure projects. The decrease in compensation and benefits expense was primarily a result of a decrease in our incentive compensation related expenses, resulting from our actual first and second quarter 2009 results being below our expectations, partially offset by an increase in salaries and wages expenses, primarily as a result of growth in the number of average FTE employees at GCB, which increased to 551 for the three months of June 30, 2009, compared to 521 for the comparable 2008 period.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net interest income from the Global Commercial Bank (“GCB”) increased by $21.9 million for the six months ended June 30, 2009, primarily due to an increase in net interest income resulting from growth in GCB’s loan portfolio, particularly from loans to software, life sciences, and hardware clients, an increase in earnings credit resulting from growth in deposit balances, and an increase in interest income due to decreases in the earnings charge incurred for funded loans. These increases were partially offset by a decrease in interest income from earnings credit received on deposits due primarily to decreases in short-term market interest rates, as well as from a decrease in interest income from loans due to a decrease in our average prime-lending rate to 4.00 percent for the six months ended June 30, 2009, compared to 5.66 percent for the comparable 2008 period.

The provision for loan losses for GCB of $57.7 million for the six months ended June 30, 2009 was primarily attributable to gross loan charge-offs of $23.1 million and specific reserves of $9.2 million related to two loans within our hardware industry portfolio, with the remainder primarily from loans to hardware, software and life sciences portfolios.

Noninterest income decreased by $14.6 million for the six months ended June 30, 2009, primarily due to a decrease in client investment fees of $15.7 million. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds.

Noninterest expense increased by $10.9 million for the six months ended June 30, 2009, primarily due to an increase in FDIC assessments of $10.1 million and in increase in professional services expense of $2.8 million, partially offset by a decrease in compensation and benefits expense of $4.5 million. The increase in FDIC assessments relates primarily to a special assessment fee of $5.0 million, mandated for all banks by the FDIC, an increase in average deposit balances, and an increase in fee rates. The increase in professional services expense was primarily due to consulting fees related to certain infrastructure projects. The decrease in compensation and benefits expense was primarily a result of a decrease in our incentive compensation related expenses, resulting from our actual first and second quarter 2009 results being below our expectations, partially offset by an increase in salaries and wages expenses, primarily as a result of growth in the number of average FTE employees at GCB, which increased to 556 for the six months of June 30, 2009, compared to 521 for the comparable 2008 period.

Relationship Management

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest income	$8,428	$7,439	13.3%	$17,315	$14,847	16.6%
(Provision for) recovery of loan losses	(6,470)	(241)	NM	(7,119)	214	NM
Noninterest income	308	429	(28.2)	611	838	(27.1)
Noninterest expense	(3,525)	(3,701)	(4.8)	(7,174)	(7,837)	(8.5)

(Loss) income before income tax expense	$(1,259)	$3,926	(132.1)	$3,633	$8,062	(54.9)

Total average loans	$965,767	$882,006	9.5	$977,738	$858,464	13.9
Total average assets	967,229	886,091	9.2	979,350	862,625	13.5
Total average deposits	148,296	169,598	(12.6)	160,411	165,145	(2.9)

NM-	Not meaningful

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net interest income increased by $1.0 million for the three months ended June 30, 2009, primarily due to an increase in net interest income due to decreases in the earnings charge incurred for funded loans as well as from growth in Relationship Management’s loan portfolio, particularly from growth in loans to certain high-net-worth individuals. These increases were partially offset by a decrease in interest income from loans due to a decrease in our average prime-lending rate as well as a decrease in interest income from earnings credit received on deposits due to decreases in short-term market interest rates.

The provision for loan losses for Relationship Management of $6.5 million for the three months ended June 30, 2009 was primarily attributable to charge-offs and reserves related to loans to certain high-net-worth individuals.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net interest income increased by $2.5 million for the six months ended June 30, 2009, primarily due to an increase in interest income due to decreases in the earnings charge incurred for funded loans as well as from growth in Relationship Managements’ loan portfolio, particularly from growth in loans to targeted high-net-worth individuals. These increases were partially offset by a decrease in interest income from loans due to a decrease in our average prime-lending rate as well as a decrease in interest income from earnings credit received on deposits due to decreases in short-term market interest rates.

The provision for loan losses for Relationship Management of $7.1 million for the six months ended June 30, 2009 was primarily attributable to charge-offs and reserves related to loans to certain high-net-worth individuals.

Noninterest expense decreased by $0.7 million for the six months ended June 30, 2009, due to a decrease in compensation and benefits expense of $0.7 million attributable to a decrease in incentive compensation related expenses, as a result of our actual first and second quarter 2009 results being below our expectations.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest (loss) income	$(1)	$17	(105.9)%	$(3)	$30	(110.0)%
Noninterest income	2,359	2,997	(21.3)	1	5,076	(100.0)
Noninterest expense	(3,290)	(4,723)	(30.3)	(6,636)	(8,950)	(25.9)

Loss before income tax expense	$(932)	$(1,709)	(45.5)	$(6,638)	$(3,844)	72.7

Total average assets	$92,621	$51,580	79.6	$89,133	$44,500	100.3

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

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results for a particular period not to be indicative of future performance. The valuation of our consolidated investment funds continues to be affected by a more challenging venture capital environment, a significant slowdown of M&A activities and effectively a halt in IPOs among our portfolio companies in 2008 and first half of 2009. The net losses for the three and six months ended June 30, 2009 were primarily due to lower than expected operating results, lower comparative valuations from other private companies, and declines in the public equity markets, reflective of the current economic slowdown throughout the venture capital/private equity community. As a result, we saw more unrealized losses due to lower valuations in the three and six months ended June 30, 2009, compared to the comparable 2008 periods.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Noninterest income was $2.4 million for the three months ended June 30, 2009, compared to $3.0 million for the comparable 2008 period. SVB Capital’s components of noninterest income primarily include:

•

Fund management fees of $2.5 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively. The increase in fund management fees was primarily due to the closings of a fund in the SVB Strategic Investors Fund family in the fourth quarter of 2008 and the first quarter of 2009. Typically, a fund of funds is formed through multiple closing transactions in which limited partners enter into investment commitments.

•

Net losses on investment securities of $0.5 million for the three months ended June 30, 2009, compared to net gains of $1.0 million for the comparable 2008 period. The net losses on investment securities of $0.5 million for the three months ended June 30, 2009 were primarily due to net decreases in the fair value of fund investments.

Noninterest expense decreased by $1.4 million for the three months ended June 30, 2009, primarily due to a decrease in compensation and benefits expense attributable to incentive compensation related expenses, due to our lower than expected actual second quarter 2009 results.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Noninterest income was $1 thousand for the six months ended June 30, 2009, compared to $5.1 million for the comparable 2008 period. SVB Capital’s components of noninterest income primarily include:

•

Net losses on investment securities of $5.1 million for the six months ended June 30, 2009, compared to net gains of $1.2 million for the comparable 2008 period. The net losses on investment securities of $5.1 million for the six months ended June 30, 2009 were primarily due to net losses from three of our managed funds of funds due to net decreases of $3.3 million in the fair value of fund investments and a decrease of $1.3 million in carried interest due to a decline in the performance of two of our managed funds of funds.

•

Fund management fees of $5.2 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. The increase in fund management fees was primarily due to the closings of a fund in the SVB Strategic Investors Fund family in the fourth quarter of 2008 and the first quarter of 2009.

Noninterest expense decreased by $2.3 million for the six months ended June 30, 2009, primarily due to a decrease in compensation and benefits expense attributable to incentive compensation related expenses, due to our lower than expected actual second quarter 2009 results.

Other Business Services

Our Other Business Services group includes SVB Analytics and our Sponsored Debt Funds and Strategic Investments.

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest (loss) income	$(54)	$9	NM %	$(80)	$43	NM	%
Noninterest income	2,761	3,294	(16.2)	4,358	1,438	NM
Noninterest expense	(2,933)	(2,977)	(1.5)	(9,959)	(5,262)	89.3

(Loss) income before income tax expense	$(226)	$326	(169.3)	$(5,681)	$(3,781)	50.3

Total average assets	$75,723	$62,608	20.9	$75,012	$64,180	16.9

NM- Not meaningful

Included in noninterest income are net gains and losses on investment securities, net of noncontrolling interests and carried interest from our sponsored debt funds and strategic investments’ components of noninterest income. When we refer to net gains and losses on investment securities in the discussion below, we are referring to net gains and losses from investment securities, net of noncontrolling interests and carried interest.

We experience variability in the performance of our sponsored debt funds and strategic investments from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results for a particular period not to be indicative of future performance.

SVB Analytics provides equity valuation and equity management services to private companies and venture capital firms. We also offer equity management services, including capitalization data management, through eProsper, Inc., a company which SVB Analytics holds a controlling ownership interest.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Noninterest income decreased by $0.5 million, primarily due to lower net gains from our strategic investments.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Noninterest income increased by $2.9 million, primarily due to net gains from our sponsored debt fund investments, partially offset by losses due to other-than-temporary impairment of certain strategic venture capital fund investments.

Noninterest expense increased by $4.7 million, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. Additionally, there was an increase in compensation and benefits expense, primarily attributable to the growth in the number of average FTE employees at SVB Analytics, which increased to 35 for the six months of June 30, 2009, compared to 27 for the comparable 2008 period.

Consolidated Financial Condition

Our total assets were $11.5 billion at June 30, 2009, an increase of $1.5 billion, or 14.5 percent, compared to $10.0 billion at December 31, 2008. The increase was primarily due to significant increases in cash due to the growth in our deposit balances.

Cash and Due from Banks

Cash and due from banks totaled $3.2 billion at June 30, 2009, an increase of $1.4 billion, or 81.4 percent, compared to $1.8 billion at December 31, 2008. The increase was primarily due to the significant increase in our deposit balances from December 31, 2008 to June 30, 2009. As of June 30, 2009 and December 31, 2008, $3.0 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $462.8 million at June 30, 2009, a decrease of $184.6 million, or 28.5 percent, compared to $647.4 million at December 31, 2008. The decrease was primarily due to cash management strategies.

Investment Securities

Investment securities totaled $2.6 billion at June 30, 2009, an increase of $852.3 million, or 47.7 percent, compared to $1.8 billion at December 31, 2008. The increase was primarily related to purchases of U.S. agency securities and agency-issued collateralized mortgage obligations as part of our overall investment strategy.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company fair value accounting.

Our fixed income investment portfolio is managed with the goal of responsibly maximizing portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, our asset/liability, and risk management strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities were $2.2 billion at June 30, 2009, an increase of $841.9 million, or 63.9 percent, compared to $1.3 billion at December 31, 2008. The increase was primarily due to a $591.4 million increase in U.S. agency securities and a $273.3 million increase in our agency-issued collateralized mortgage obligations, as part of our overall investment strategy.

The duration of our fixed income investment portfolio decreased to 2.3 years at June 30, 2009, compared to 2.8 years at December 31, 2008. Changes in portfolio duration are impacted by the effect of changing interest rates on mortgage-backed securities and collateralized mortgage obligations as well as changes in the mix of longer versus shorter term to maturity securities.

Marketable securities accounted for under investment company accounting represents investments managed by SVB Capital or our consolidated sponsored debt fund that were originally made within our non-marketable securities portfolio and have been converted into publicly-traded shares. Marketable securities were $0.5 million and $1.7 million at June 30, 2009, and December 31, 2008, respectively. The decrease of $1.2 million was primarily due to the sale of certain investments in one of our sponsored debt funds.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and Sponsored Funds and Strategic Investments as part of our investment funds management business. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. Non-marketable securities were $478.7 million ($193.6 million net of noncontrolling interests) as of June 30, 2009, an increase of $11.5 million or 2.5 percent, compared to $467.2 million ($169.1 million net of noncontrolling interests) as of December 31, 2008. The increase was primarily attributable to new investments, partially offset by unrealized valuation losses of venture capital/private equity investments.

Loans

Loans, net of unearned income were $4.8 billion at June 30, 2009, a decrease of $662.0 million, or 12.0 percent, compared to $5.5 billion at December 31, 2008. Unearned income was $41.8 million at June 30, 2009, a decrease of $3.6 million, or 7.9 percent, compared to $45.4 million at December 31, 2008. The majority of our loans are commercial in nature. Total gross loans were $4.9 billion at June 30, 2009, a decrease of $665.6 million, or 12.0 percent, compared to $5.6 billion at December 31, 2008. The decrease came primarily from decreases in loans to venture capital/private equity funds for capital calls due to the continuing effects of the downturn in the economic environment causing lower levels of venture capital investments, as well as from a decrease in our technology client portfolio. The breakdown of total gross loans by industry sector is as follows:

Industry Sector	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Technology (1)	$2,342,165	48.0%	$2,666,372	48.0%
Private Equity	810,220	16.6	1,065,424	19.2
Life Sciences (1)	586,907	12.0	601,690	10.8
Private Client Services	490,613	10.0	523,299	9.4
Premium Winery	400,694	8.2	419,916	7.6
All other sectors	255,441	5.2	274,935	5.0

Total gross loans	$4,886,040	100.0	$5,551,636	100.0

(1)	Included in the technology and life science niches are loans provided to emerging growth clients, which represent approximately 13 percent of total gross loans at June 30, 2009, compared to 12 percent at December 31, 2008.

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of June 30, 2009:

(Dollars in thousands)	June 30, 2009
	Less than Five Million	More than Five to Ten Million	More than Ten to Twenty Million	More than Twenty to Thirty Million	More than Thirty Million	Total
Technology	$1,109,742	$251,290	$451,599	$260,362	$269,172	$2,342,165
Private Equity	196,439	176,722	189,357	109,941	137,761	810,220
Life Sciences	330,019	96,289	135,223	25,376	—	586,907
Private Client Services	281,423	99,377	10,406	24,006	75,401	490,613
Premium Winery	176,648	96,780	127,266	—	—	400,694
All other sectors	119,894	53,194	61,353	21,000	—	255,441

Total gross loans	$2,214,165	$773,652	$975,204	$440,685	$482,334	$4,886,040

At June 30, 2009, gross loans totaling $923.0 million, or 18.9 percent of our portfolio, were individually greater than $20 million. These loans represented 28 clients, and of these loans $68.0 million were on nonaccrual status as of June 30, 2009.

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

Credit Quality, Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Nonperforming assets consist of loans past due 90 days or more, loans on nonaccrual status and foreclosed property classified as Other Real Estate Owned (“OREO”). The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Nonperforming loans:
Loans past due 90 days or more still accruing interest	$55	$2,330
Nonaccrual loans	111,406	84,919

Total nonperforming loans	111,461	87,249
OREO	450	1,250

Total nonperforming assets	$111,911	$88,499

Nonperforming loans as a percentage of total gross loans	2.28%	1.57%
Nonperforming assets as a percentage of total assets	0.98	0.88
Allowance for loan losses	$110,473	$107,396
As a percentage of total gross loans	2.26%	1.93%
As a percentage of nonperforming loans	99.11	123.09
Reserve for unfunded credit commitments (1)	$11,266	$14,698

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “(Reduction of) Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Nonaccrual Loans

All nonaccrual loans represent impaired loans. Average impaired loans for the three months ended June 30, 2009 and 2008 were $105.8 million and $11.0 million, respectively, and average impaired loans for the six months ended June 30, 2009 and 2008, were $100.4 million and $9.6 million, respectively. If these loans had not been impaired, $2.0 million and $0.1 million in interest income would have been recorded for the three months ended June 30, 2009 and 2008, respectively, and $3.7 million and $0.3 million in interest income would have been recorded for the six months ended June 30, 2009 and 2008.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at June 30, 2009 and December 31, 2008 is as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008 *	% Change
Derivative assets, gross (1)	$119,565	$174,990	(31.7)%
Deferred tax assets and income tax receivable, net	89,372	65,372	36.7
FHLB and FRB stock	35,778	35,651	0.4
Accrued interest receivable	38,575	35,218	9.5
Foreign exchange spot contract assets, gross	36,535	21,333	71.3
OREO	450	1,250	(64.0)
Other	33,886	28,103	20.6

Total accrued interest receivable and other assets	$354,161	$361,917	(2.1)

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details. Amounts for December 31, 2008 have been revised.
(1)	See “Derivatives, Net” section below.

Deferred Tax Assets and Income Tax Receivable, Net

Our deferred tax assets balance was $62.8 million at June 30, 2009, compared to $63.2 million at December 31, 2008. We pay quarterly estimated taxes to the Internal Revenue Service and certain state and foreign taxing authorities. At June 30, 2009 and December 31, 2008, we had $26.6 million and $2.1 million, respectively, as income taxes receivable from these authorities. The increase was primarily due to tax payments for 2008 and 2009 made to the IRS and various state taxing authorities.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at June 30, 2009 and December 31, 2008:

(Dollars in thousands)	June 30, 2009	December 31, 2008	%Change
Assets (liabilities):
Equity warrant assets	$47,704	$43,659	9.3%
Interest rate swaps—assets	49,739	94,142	(47.2)
Foreign exchange forward and option contracts—assets	22,122	37,189	(40.5)
Foreign exchange forward and option contracts—liabilities	(22,854)	(32,632)	(30.0)

Total derivatives, net	$96,711	$142,358	(32.1)

Equity Warrant Assets

As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. At June 30, 2009, we held warrants in 1,285 companies, compared to 1,307 companies at December 31, 2008. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income (loss), a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance, beginning of period	$44,933	$32,906	$43,659	$31,317
New equity warrant assets	1,692	2,589	3,766	4,763
Non-cash increases in fair value	2,502	1,862	3,035	3,258
Exercised equity warrant assets	(147)	(406)	(369)	(1,930)
Terminated equity warrant assets	(1,276)	(488)	(2,387)	(945)

Balance, end of period	$47,704	$36,463	$47,704	$36,463

Interest Rate Swaps

For information on our interest rate swaps, see Note 9-“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

For information on our foreign exchange forward and foreign currency option contracts, see Note 9-“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

At June 30, 2009 and December 31, 2008, the aggregate notional amounts of foreign exchange forward and foreign currency option contracts totaled $807.3 million and $824.4 million, respectively. We had no net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2009, compared to net exposure risk of $4.6 million at December 31, 2008.

Deposits

Deposits were $9.0 billion at June 30, 2009, an increase of $1.5 billion, or 20.4 percent, compared to $7.5 billion at December 31, 2008. The increase in our deposit balance was primarily due to increases in our noninterest-bearing demand deposits of $1.1 billion and our interest-bearing sweep deposits of $496.3 million. The overall increase in our deposits was due to the following factors: (i) our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008; and (ii) the desire for some clients to benefit from the security provided by FDIC insurance in noninterest-bearing accounts. At June 30, 2009, 38.3 percent of our total deposits were interest-bearing deposits, compared to 40.9 percent at December 31, 2008.

At June 30, 2009, the aggregate balance of time deposit accounts individually exceeding $100,000 totaled $303.2 million, compared to $326.8 million at December 31, 2008. At June 30, 2009, substantially all time deposit accounts exceeding $100,000 in balances were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Long-Term Debt

At June 30, 2009 and December 31, 2008, we had long-term debt of $909.6 million and $995.4 million, respectively. At June 30, 2009, long-term debt included FHLB advances, 5.70% senior notes and 6.05% subordinated notes, 2008 Convertible Notes, junior subordinated debentures, 4.99% notes payable related to one of our debt fund investments, and other long-term debt. The decrease in long-term debt of $85.8 million at June 30, 2009, compared to December 31, 2008, was primarily attributable to the maturity of $50 million in FHLB advances in May 2009, as well as the change in fair value of the interest rate swaps associated with our senior and subordinated notes. For information on our interest rate swaps, see Note 9-“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities

A summary of other liabilities at June 30, 2009 and December 31, 2008, respectively, is as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008	% Change
Foreign exchange spot contract liabilities, gross	$83,125	$34,008	144.4%
Derivative liabilities, gross (1)	22,854	32,632	(30.0)
Accrued compensation	24,954	35,957	(30.6)
Reserve for unfunded credit commitments	11,266	14,698	(23.4)
Other	62,914	58,258	8.0

Total other liabilities	$205,113	$175,553	16.8

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation include amounts for our Incentive Compensation Plans, vacation, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan and ESOP. The decrease of $11.0 million was primarily due to 2008 annual incentive compensation payouts received by employees in March 2009, partially offset by additional compensation accruals made in 2009.

Reserve for Unfunded Credit Commitments

The level of reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We recognized a reduction of provision for unfunded credit commitments of $3.4 million for the six months ended June 30, 2009, which was reflective of a decrease in the balance of our total unfunded credit commitments due to expirations and reductions in credit lines to certain clients, as well as lower utilization of commitments by borrowers. Total unfunded credit commitments were $5.0 billion at June 30, 2009, compared to $5.6 billion at December 31, 2008.

Other

Other liabilities increased by $4.7 million to $62.9 million at June 30, 2009, compared to $58.3 million at December 31, 2008. The increase was primarily attributable to an increase in accrued FDIC assessments due to a special assessment fee of $5.0 million, mandated for all banks.

Noncontrolling Interests

Noncontrolling interests totaled $306.0 million and $320.4 million at June 30, 2009 and December 31, 2008, respectively. The decrease of $14.4 million was primarily due to net loss attributable to noncontrolling interests of $43.0 million for the six months ended June 30, 2009, primarily from our managed funds of funds and managed co-investment funds, partially offset by equity transactions, which included $29.8 million of contributed capital, primarily from investors in four of our managed funds for the purpose of investing in limited partnerships and portfolio companies.

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

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.0 billion at both June 30, 2009 and December 31, 2008. SVB Financial has not paid a cash dividend on our common stock since 1992 and, as of June 30, 2009, there were no plans for any payment of dividends. Under the terms of our participation in the CPP, we may not, without the prior consent of the United States Treasury, pay any dividend on our common stock prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock have been redeemed in whole or have been transferred to a third party. As of June 30, 2009, we had no plans to pay, or to seek consent from the Treasury to pay, cash dividends on our common stock.

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

Both the capital ratios of SVB Financial and the Bank were in excess of regulatory guidelines for a well-capitalized depository institution at June 30, 2009 and December 31, 2008. Capital ratios for SVB Financial and the Bank are set forth below:

	June 30, 2009	December 31, 2008
SVB Financial:
Total risk-based capital ratio	18.46%	17.58%
Tier 1 risk-based capital ratio	13.89	12.51
Tier 1 leverage ratio	9.88	13.00
Tangible common equity to tangible assets ratio (1)	6.94	7.64
Tangible common equity to risk-weighted assets ratio (1)	10.54	9.31

Bank:
Total risk-based capital ratio	16.06%	13.79%
Tier 1 risk-based capital ratio	11.40	8.66
Tier 1 leverage ratio	8.17	9.20
Tangible common equity to tangible assets ratio (1)	7.82	7.38
Tangible common equity to risk-weighted assets ratio (1)	11.48	8.58

(1)	See below for a reconciliation of non-GAAP tangible common equity and tangible assets.

The increase in the total risk-based and Tier 1 capital ratios for SVB Financial at June 30, 2009, compared to December 31, 2008, was primarily due to a shift in the mix of assets to a lower overall risk-weighting driven by a significant increase in funds held at the Federal Reserve. For the same period, larger increases in the total risk-based and Tier 1 capital ratios for the Bank were affected by the same change in the mix of risk-weighted assets, in addition to an increase in earnings from operations and a capital contribution from the Bank Holding Company. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008, which resulted in substantial increases in cash balances and deposit liabilities resulting in significant growth in the balance sheet.

The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	June 30, 2009	December 31, 2008 *	June 30, 2009	December 31, 2008 *
SVBFG stockholders’ equity	$1,019,219	$991,356	$842,680	$695,438
Less:
Preferred stock	222,391	221,185	—	—
Goodwill	—	4,092	—	—
Intangible assets	774	1,087	—	—

Tangible common equity	$796,054	$764,992	$842,680	$695,438

Total assets	$11,465,887	$10,018,280	$10,772,600	$9,419,440
Less:
Goodwill	—	4,092	—	—
Intangible assets	774	1,087	—	—

Tangible assets	$11,465,113	$10,013,101	$10,772,600	$9,419,440

Risk-weighted assets	$7,549,912	$8,220,447	$7,339,994	$8,109,332
Tangible common equity to tangible assets	6.94%	7.64%	7.82%	7.38%
Tangible common equity to risk-weighted assets	10.54	9.31	11.48	8.58

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for December 31, 2008 have been revised.

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

Included in our commitments to invest in venture capital and private equity funds are commitments to fund 354 venture capital and private equity funds where our ownership interest is less than 5% of the voting interests of each such fund. At June 30, 2009, our unfunded commitments for these funds totaled $334.1 million. Of the $334.1 million of unfunded commitments, approximately $290.6 million represents the remainder of the investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we plan to form (“New Fund Commitments”). As of June 30, 2009, $48.5 million of the New Fund Commitments has already been funded and is included as a part of our investment securities portfolio in private equity investments (cost method accounting). The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds once they are formed with the binding commitments of outside investors. Upon formation of such funds and transfer of these investments to the new funds, these investments are expected to be accounted for on an investment company fair value basis and any underlying gains or losses would be recognized in earnings according to the ownership interests of all participants in the fund, including SVB Financial. While the actual cash requirements of these New Fund Commitments are dependent on various factors, we currently expect capital calls of approximately $18.1 million during the remainder of 2009.

For further details on our commitments to invest in private equity funds, refer to Note 12-“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced an interest-bearing money market deposit product for early stage clients and an interest-bearing sweep deposit product in 2007. Our sweep deposit balance increased by $496.3 billion to $1.8 billion at June 30, 2009, compared to $1.3 billion at December 31, 2008. Additionally, we grew our noninterest-bearing demand deposits by $1.2 billion to $5.6 billion at June 30, 2009, compared to $4.4 billion as of December 31, 2008. The overall increase in our deposits was primarily due to the following factors: (i) our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008; and (ii) the desire for some clients to benefit from the security provided by FDIC insurance in noninterest-bearing accounts. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

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

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, cash and cash equivalents, and its ability to raise debt and equity capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business–Supervision and Regulation–Restriction on Dividends” under Part I, Item 1 of our 2008 Form 10-K.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2009 and 2008, respectively. Please refer to our Interim Statements of Cash Flows for the six months ended June 30, 2009, and 2008 under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in thousands)	2009	2008
Average cash and due from banks	$259,482	$262,773
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	3,099,153	536,392

Average cash and cash equivalents	$3,358,635	$799,165

Percentage of total average assets	31.4%	11.5%

Net cash provided by operating activities	$86,088	$47,849
Net cash used for investing activities	(287,231)	(696,363)
Net cash provided by financing activities	1,473,788	594,120

Net increase (decrease) in cash and cash equivalents	$1,272,645	$(54,394)

Average cash and cash equivalents increased by $2.6 billion to $3.4 billion for the six months ended June 30, 2009, compared to $799.2 million for the comparable 2008 period, primarily due to our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008, which resulted in substantial increases in cash balances.

Cash provided by operating activities was $86.1 million for the six months ended June 30, 2009, which included net loss of $39.9 million. Significant adjustments for noncash items that increased cash provided by operating activities included $64.9 million related to the provision for loan losses, $41.8 million in net losses on investment securities, net changes of $33.9 million in foreign exchange spot contracts, $15.4 million of depreciation and amortization, and tax benefit of original issue discount of $10.7 million. Significant adjustments for noncash items that decreased cash provided by operating activities included net changes of $24.5 million in income tax receivable, an $11.0 million decrease in accrued compensation, and net changes of $6.6 million in deferred income tax benefit.

Cash used for investing activities was $287.2 million for the six months ended June 30, 2009. Net cash outflows included purchases of available-for-sale securities of $1.1 billion and purchases of non-marketable securities of $61.2 million. Net cash inflows included a net decrease in loans of $597.3 million and proceeds from the sales, maturities, and pay downs of available-for-sale securities of $244.3 million.

Cash provided by financing activities was $1.5 billion for the six months ended June 30, 2009. Net cash inflows included increases in deposits of $1.5 billion and net capital contributions from noncontrolling interests of $28.6 million. Net cash outflows included repayments of other long-term debt of $50.9 million and a decrease in short-term borrowings of $30.8 million.

Cash and cash equivalents at June 30, 2009 were $3.7 billion, compared to $628.8 million at June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads and changes in the shape and level of the yield curve. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant and no separate quantitative information concerning them is presented herein.

Interest rate risk is managed by the Asset/Liability Committee (“ALCO”), which is a management committee. ALCO reviews sensitivities of assets and liabilities to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis and decisions related to the management of interest rate exposure are made, as appropriate.

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

The following table presents our MVPE and NII sensitivity exposure at June 30, 2009 and December 31, 2008, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
June 30, 2009:
+200	$1,720,730	$155,345	9.9%	$535,661	$90,009	20.2%
+100	1,644,891	79,506	5.1	481,999	36,347	8.2
-	1,565,385	—	—	445,652	—	—
-100	1,542,545	(22,840)	(1.5)	434,801	(10,851)	(2.4)
-200	1,540,600	(24,785)	(1.6)	430,745	(14,907)	(3.3)

December 31, 2008:
+200	$1,623,746	$119,253	7.9%	$467,955	$57,865	14.1%
+100	1,554,708	50,215	3.3	425,970	15,880	3.9
-	1,504,493	—	—	410,090	—	—
-100	1,437,606	(66,887)	(4.4)	403,890	(6,200)	(1.5)
-200	1,457,086	(47,407)	(3.2)	401,074	(9,016)	(2.2)

The estimated MVPE in the preceding table is based on a discounted cash flow analysis using market interest rates provided by independent broker/dealers and other publicly available sources that we deem reliable. These estimates are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant circumstances. These calculations do not reflect changes we may make to reduce our MVPE exposure in response to a change in market interest rates. We expect to continue to manage our interest rate risk utilizing on and off-balance sheet strategies, as appropriate.

As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting MVPE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.

Our base case MVPE at June 30, 2009 increased from December 31, 2008 by $60.9 million primarily due to the increased value of our noninterest-bearing deposit base which was attributed principally to the steepening of the yield curve. MVPE sensitivity declined in simulated downward interest rate movements due to the historically low level of interest rates. Our simulation model embeds floors in our interest rate scenarios which prevent model benchmark rates from resulting in negative rates. Given the low level of interest rates, these floors contributed to the lower sensitivity in the down 100 and 200 basis point scenarios. MVPE sensitivity increased in both the 100 and 200 basis point simulated upward interest rate movements primarily due to the large increase in rate sensitive cash equivalents that earn interest at the Federal Funds target rate and maintains their value as rates increase. However, our decision not to lower interest rates in conjunction with the 75 basis point Federal Funds rate decrease on December 16, 2008, contributed to the lower sensitivity percentage in the up 100 basis point scenario. Current modeling assumptions maintain the SVB prime lending rate at its existing level until the Prime Index has been adjusted upward by a minimum of 75 basis points, however, these assumptions may change in future periods.

Our expected 12-month NII at June 30, 2009 also increased from December 31, 2008 by $35.6 million due primarily to our balance sheet growing by $1.5 billion. The growth is principally attributed to large increases in our noninterest-bearing deposit accounts contributing to a similar growth in our rate sensitive cash equivalents. NII sensitivity increased in both the simulated downward interest rate movements and as well as upward rate scenarios. The change in sensitivity is due to the factors mentioned above for the MVPE (predominantly modeled interest rate floors) as well as the changes in our balance sheet mix, our deposit repricing assumptions, and the steepening of the yield curve. The steepening of the yield curve included the long end of the LIBOR/Swap curve (greater than five years) increasing by over 100 basis points on average, while the short end of the LIBOR/Swap curve (less than one year) decreased by over 50 basis points on average. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

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

Additionally, we have been increasing our efforts to lend to corporate technology clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. At June 30, 2009, our gross loan portfolio included a total of $923.0 million, or 18.9 percent, of individual loans greater than $20 million. Increasing our larger loan commitments could increase the impact on us of any single borrower default.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. At June 30, 2009, we had $5.0 billion in total unfunded credit commitments. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. Or, limited partner investors of our venture capital/private equity fund clients facing liquidity or other financing issues may fail to meet their underlying investment commitments, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients, may have a material adverse effect on our business, profitability, results of operations and reputation.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, equity/debt offerings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a reduction in our credit ratings, an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

The 2009 Annual Meeting of Stockholders was held on May 12, 2009. There were 32,932,567 shares of common stock outstanding and entitled to vote at the meeting. A total of 30,770,276 shares of common stock were represented at the meeting in person or by proxy, representing 93.4 percent of the shares outstanding and entitled to vote at the meeting.

At the meeting, stockholders:

(1) re-elected all 12 of SVB Financial’s incumbent directors to serve for the ensuing year and until their successors are elected,

(2) ratified the selection of KPMG LLP as SVB Financial’s independent registered public accounting firm for its fiscal year ending December 31, 2009; and

(3) approved an advisory (non-binding) proposal concerning the Company’s executive compensation.

The voting results of the above matters were as follows:

(1)	Election of directors:

Election of Directors	In Favor	Withheld
Eric A. Benhamou	30,209,276	561,000
David M. Clapper	30,570,834	199,442
Roger F. Dunbar	30,570,817	199,459
Joel P. Friedman	30,564,957	205,319
G. Felda Hardymon	30,568,222	202,054
Alex W. “Pete” Hart	30,389,529	380,747
C. Richard Kramlich	30,450,665	319,611
Lata Krishnan	29,817,983	952,293
James R. Porter	30,125,151	645,125
Michaela K. Rodeno	30,269,213	501,063
Kenneth P. Wilcox	30,487,331	282,945
Kyung H. Yoon	29,633,876	1,136,400

(2)	Ratification of selection of KPMG LLP as SVB Financial’s independent registered public accounting firm of its fiscal year ending December 31, 2009:

In Favor	Against	Abstain
30,360,205	363,498	46,572

(3)	Approval of an advisory (non-binding) proposal concerning the Company’s executive compensation:

In Favor	Against	Abstain
29,578,391	1,098,352	93,532

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: August 7, 2009	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

4.16	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.17	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.19	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.21	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial Group	8-K	000-15637	4.21	December 15, 2008

*10.16	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan					X

*10.17	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan					X

*10.18	Form of Restricted Stock Unit Agreement for Executives under 2006 Equity Incentive Plan					X

*10.19	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan					X

*10.20	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan					X

*10.23	Form of Restricted Stock Unit Agreement for Director under 2006 Equity Incentive Plan					X

*10.30	Global Amendment to Benefit Plans to comply with EESA in Connection with CPP Participation					X

*10.31	Letter Agreement re Salary Increases, dated as of May 11, 2009 by and between SVB Financial and Michael Descheneaux, Chief Financial Officer, SVB Financial and David Webb, Chief Operations Officer, SVB Financial.	8-K	000-15637	10.31	May 14, 2009

*10.32	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan					X

*10.33	Form of Restricted Stock Unit Agreement for Cash Settlement for Employee under 2006 Equity Incentive Plan					X

*10.34	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan					X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith