Form 10-Q
period 2009-09-30
SVB FINANCIAL GROUP
filed 2009-11-06
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 30, 2009, 33,208,760 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2009	December 31, 2008 *
Assets
Cash and due from banks	$4,062,298	$1,958,333
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	48,530	478,392
Investment securities	3,491,281	1,786,100
Loans, net of unearned income	4,655,817	5,506,253
Allowance for loan losses	(86,713)	(107,396)

Net loans	4,569,104	5,398,857

Premises and equipment, net of accumulated depreciation and amortization	30,722	30,589
Goodwill	—	4,092
Accrued interest receivable and other assets	336,668	361,917

Total assets	$12,538,603	$10,018,280

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$6,422,937	$4,419,965
Negotiable order of withdrawal (NOW)	39,818	58,133
Money market	1,198,611	1,213,086
Money market deposits in foreign offices	64,701	53,123
Time	333,870	379,200
Sweep	1,995,695	1,349,965

Total deposits	10,055,632	7,473,472

Short-term borrowings	52,285	62,120
Other liabilities	171,166	175,553
Long-term debt	866,748	995,423

Total liabilities	11,145,831	8,706,568

Commitments and contingencies (Note 12)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, Series B Fixed Rate Cumulative Perpetual Preferred Stock,
$1,000 liquidation value per share, 235,000 shares authorized; 235,000 shares issued and outstanding, net of discount	223,009	221,185
Common stock, $0.001 par value, 150,000,000 shares authorized;
33,202,387 and 32,917,007 shares outstanding, respectively	33	33
Additional paid-in capital	92,367	66,201
Retained earnings	726,455	709,726
Accumulated other comprehensive income (loss)	25,513	(5,789)

Total SVBFG stockholders’ equity	1,067,377	991,356
Noncontrolling interests	325,395	320,356

Total equity	1,392,772	1,311,712

Total liabilities and total equity	$12,538,603	$10,018,280

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2009	2008 *	2009	2008 *
Interest income:
Loans	$83,049	$94,256	$255,548	$268,530
Investment securities:
Taxable	21,562	15,321	53,207	43,677
Non-taxable	1,008	1,106	3,098	3,121
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,367	2,712	7,228	10,513

Total interest income	107,986	113,395	319,081	325,841

Interest expense:
Deposits	4,801	6,267	17,253	16,908
Borrowings	6,367	12,517	21,818	36,748

Total interest expense	11,168	18,784	39,071	53,656

Net interest income	96,818	94,611	280,010	272,185
Provision for loan losses	8,030	13,682	72,889	29,756

Net interest income after provision for loan losses	88,788	80,929	207,121	242,429

Noninterest income:
Foreign exchange fees	7,491	8,641	22,574	24,446
Deposit service charges	6,906	6,129	20,319	18,076
Client investment fees	5,527	13,636	17,355	41,006
Letters of credit and standby letters of credit income	3,019	3,050	8,240	9,138
Credit card fees	2,300	1,473	6,696	4,675
Corporate finance fees	—	—	—	3,640
(Losses) gains on derivative instruments, net	(1,090)	6,472	(2,123)	13,479
Gains (losses) on investment securities, net	3,905	(876)	(37,890)	(4,949)
Other	6,249	1,913	21,830	17,194

Total noninterest income	34,307	40,438	57,001	126,705

Noninterest expense:
Compensation and benefits	45,815	49,598	141,042	153,438
Professional services	12,109	9,623	35,452	27,556
Premises and equipment	5,892	5,781	16,993	16,424
FDIC assessments	2,589	671	13,853	1,807
Net occupancy	4,198	4,135	13,346	12,825
Business development and travel	2,902	3,389	9,578	10,575
Correspondent bank fees	2,118	1,689	5,994	5,011
Impairment of goodwill	—	—	4,092	—
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	—	3,858
Provision for (reduction of) unfunded credit commitments	65	(990)	(3,366)	(355)
Other	4,119	6,535	18,975	19,918

Total noninterest expense	79,807	80,431	255,959	251,057

Income before income tax expense	43,288	40,936	8,163	118,077
Income tax expense	16,879	16,711	21,605	51,350

Net income (loss) before noncontrolling interests	26,409	24,225	(13,442)	66,727
Net (income) loss attributable to noncontrolling interests	(2,246)	1,693	40,708	7,445

Net income attributable to SVBFG	$24,163	$25,918	$27,266	$74,172

Preferred stock dividend and discount accretion	(3,555)	—	(10,636)	—

Net income available to common stockholders	$20,608	$25,918	$16,630	$74,172

Earnings per common share—basic	$0.62	$0.80	$0.50	$2.30
Earnings per common share—diluted	0.61	0.77	$0.50	2.17

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008 *	2009	2008 *
Net income (loss) before noncontrolling interests	$26,409	$24,225	$(13,442)	$66,727
Other comprehensive income (loss), net of tax:
Cumulative translation gains (losses):
Foreign currency translation gains (losses)	455	(565)	(87)	(1,269)
Related tax (expense) benefit	(184)	232	28	520
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses)	35,068	(9,666)	52,927	(22,730)
Related tax (expense) benefit	(14,291)	3,973	(21,581)	9,321
Reclassification adjustment for realized (losses) gains included in net income (loss)	(8)	1,232	26	2,568
Related tax benefit (expense)	3	(506)	(11)	(1,054)

Other comprehensive income (loss), net of tax	21,043	(5,300)	31,302	(12,644)

Comprehensive income	47,452	18,925	17,860	54,083
Net (income) loss attributable to noncontrolling interests	(2,246)	1,693	40,708	7,445

Comprehensive income attributable to SVBFG	$45,206	$20,618	$58,568	$61,528

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SVBFG Stockholders’	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests
Balance at December 31, 2007 *	—	$—	32,670,557	$33	$13,167	$669,459	$(6,290)	$676,369	$240,102	$916,471

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	1,069,803	1	29,813	—	—	29,814	—	29,814
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	5,728	—	—	5,728	—	5,728
Net income (loss)	—	—	—	—	—	74,172	—	74,172	(7,445)	66,727
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	92,341	92,341
Net change in unrealized losses on available-for-sale investment securities, net of tax	—	—	—	—	—	—	(11,895)	(11,895)	—	(11,895)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(749)	(749)	—	(749)
Proceeds from cash exercise of call option on zero-coupon convertible subordinated notes	—	—	—	—	3,858	—	—	3,858	—	3,858
Net cost of convertible note hedge and warrant agreement related to our 3.875% convertible senior notes	—	—	—	—	(20,550)	—	—	(20,550)	—	(20,550)
Income tax benefit from original issue discount related to our zero-coupon convertible subordinated notes and 3.875% convertible senior notes	—	—	—	—	12,848	—	—	12,848	—	12,848
Common stock repurchases	—	—	(1,004,628)	(1)	(12,322)	(33,294)	—	(45,617)	—	(45,617)
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	10,786	—	—	10,786	—	10,786
Other-net	—	—	—	—	1,031	(16)	—	1,015	—	1,015

Balance at September 30, 2008 *	—	$—	32,735,732	$33	$44,359	$710,321	$(18,934)	$735,779	$324,998	$1,060,777

Balance at December 31, 2008 *	235,000	$221,185	32,917,007	$33	$66,201	$709,726	$(5,789)	$991,356	$320,356	$1,311,712

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	285,380	—	4,116	—	—	4,116	—	4,116
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	—	—	(584)	—	—	(584)	—	(584)
Net income (loss)	—	—	—	—	—	27,266	—	27,266	(40,708)	(13,442)
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	45,747	45,747
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	—	—	31,361	31,361	—	31,361
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(59)	(59)	—	(59)
Income tax benefit from original issue discount related to our 3.875% convertible senior notes	—	—	—	—	10,739	—	—	10,739	—	10,739
Stock-based compensation expense under SFAS 123(R)	—	—	—	—	11,051	—	—	11,051	—	11,051
Preferred stock dividend and discount accretion	—	1,824	—	—	—	(10,636)	—	(8,812)	—	(8,812)
Other-net	—	—	—	—	844	99	—	943	—	943

Balance at September 30, 2009	235,000	$223,009	33,202,387	$33	$92,367	$726,455	$25,513	$1,067,377	$325,395	$1,392,772

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2009	2008 *
Cash flows from operating activities:
Net (loss) income before noncontrolling interests	$(13,442)	$66,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill	4,092	—
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858
Provision for loan losses	72,889	29,756
(Reduction of) provision for unfunded credit commitments	(3,366)	(355)
Changes in fair values of derivatives, net	6,201	(6,888)
Losses on investment securities, net	37,890	4,949
Depreciation and amortization	25,796	21,492
Tax benefit of original issue discount	10,745	3,899
Tax (expense) benefit from stock exercises	(927)	1,419
Amortization of share-based compensation	11,177	10,870
Amortization of deferred warrant-related loan fees	(6,125)	(6,105)
Deferred income tax (benefit) expense	(1,859)	16,357
Losses on sale of and valuation adjustments to other real estate owned property	117	236
Changes in other assets and liabilities:
Accrued interest, net	(2,235)	1,815
Accounts receivable	3,378	851
Income tax receivable, net	(21,169)	(5,919)
Accrued compensation	(5,742)	(19,821)
Foreign exchange spot contracts, net	(9,282)	4,689
Other, net	(5,337)	(11,842)

Net cash provided by operating activities	102,801	115,988

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,115,015)	(302,346)
Proceeds from sales of available-for-sale securities	195	4,432
Proceeds from maturities and pay downs of available-for-sale securities	499,493	194,158
Purchases of nonmarketable securities (cost and equity method accounting)	(33,882)	(43,674)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	3,363	7,422
Proceeds from nonmarketable securities (cost and equity method accounting)	—	1,498
Purchases of nonmarketable securities (investment fair value accounting)	(43,849)	(85,997)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	11,760	22,083
Net decrease (increase) in loans	729,876	(1,156,978)
Proceeds from recoveries of charged-off loans	16,892	5,547
Proceeds from sale of other real estate owned	693	287
Purchases of premises and equipment	(11,545)	(5,959)

Net cash used for investing activities	(942,019)	(1,359,527)

Cash flows from financing activities:
Net increase in deposits	2,582,160	821,406
Repayments of other long-term debt	(101,272)	(901)
(Decrease) increase in short-term borrowings	(9,835)	335,000
Net payments for settlement of zero-coupon convertible subordinated notes	—	(149,732)
Proceeds from the issuance of 3.875% convertible senior notes, note hedge and warrant, net of issuance costs	—	222,686
Capital contributions from noncontrolling interests, net of distributions	45,747	92,341
Tax benefit from stock exercises	337	5,882
Dividends paid on preferred stock	(7,932)	—
Proceeds from issuance of common stock and Employee Stock Purchase Plan	4,116	29,813
Repurchases of common stock	—	(45,617)

Net cash provided by financing activities	2,513,321	1,310,878

Net increase in cash and cash equivalents	1,674,103	67,339
Cash and cash equivalents at beginning of period	2,436,725	683,174

Cash and cash equivalents at end of period	$4,110,828	$750,513

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$35,852	$46,116
Income taxes paid	35,824	31,843
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$1,469	$—
Unrealized gains (losses) on available-for-sale securities, net of tax	31,346	(13,409)
Net change in fair value of interest rate swaps	(37,914)	7,157

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details.

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

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data-Note 2-“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2008 Form 10-K, and with the accounting pronouncements adopted during the nine months ended September 30, 2009, as discussed below.

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the allowance for loan losses, valuation of equity warrant assets, the recognition and measurement of income tax assets and liabilities, the adequacy of the reserve for unfunded credit commitments, and share-based compensation.

Principles of Consolidation and Presentation

Our consolidated interim financial statements include the accounts of SVB Financial Group and our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. There have been no significant changes during the nine months ended September 30, 2009 to our majority-owned subsidiaries and VIEs. Refer to our Consolidated Financial Statements and Supplementary Data-Note 2-“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2008 Form 10-K.

Impact of Adopting Financial Accounting Standards Board (“FASB”) Issued Guidance Over Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (ASC 810-10-65)

In December 2007, the FASB issued new accounting standards (Accounting Standards Codification (“ASC”) 810-10-65, formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 160). This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of this standard on January 1, 2009 required us to reclassify our presentation of noncontrolling interests (formerly referred to as minority interests) in our financial statements and had no effect on our financial position, results of operations or stockholders’ equity.

Impact of Adopting FASB Issued Guidance Over Disclosures about Derivative Instruments and Hedging Activities (ASC 815-10-65)

In March 2008, the FASB issued new accounting standards (ASC 815-10-65, formerly known as SFAS No. 161). This standard requires companies with derivative instruments to provide enhanced disclosure of information that should enable financial statement users to better understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB issued guidance over accounting for derivative instruments and hedging activities (ASC 815, formerly known as SFAS No. 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. Our adoption of this standard on January 1, 2009 required us to expand our disclosures for our derivative financial instruments. Please refer to Note 9- “Derivative Financial Instruments” for further details.

Impact of Adopting FASB Issued Guidance Over Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (ASC 470-20)

In May 2008, the FASB issued new accounting standards (ASC 470-20, formerly known as FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1), which requires the proceeds from the issuance of convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s non-convertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Our adoption on January 1, 2009 required historical financial statements for 2007 and 2008 to be retrospectively adjusted to conform to the new accounting treatment for both our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”), which matured on June 15, 2008, and our $250 million 3.875% convertible senior notes (“2008 Convertible Notes”), due April 15, 2011.

As a result of adopting the requirements of this standard, our net income available to common stockholders for the three and nine months ended September 30, 2009 decreased by $0.3 million and $0.9 million, respectively. Details of certain items revised in prior periods related to the adoption of this standard are provided below under the section “Changes to Prior Period Balances”.

Impact of Adopting FASB Issued Guidance Over Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65)

In April 2009, the FASB issued new accounting standards (ASC 820-10-65, formerly known as FSP SFAS No. 157-4), which provides guidance to highlight and expand on factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset or liability. This standard also provides guidance on identifying circumstances that may indicate that a transaction is not orderly. Our adoption of this standard on April 1, 2009 did not have a material effect on our financial position, results of operations or stockholders’ equity.

Impact of Adopting FASB Issued Guidance Over Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”) (ASC 320-10-65)

In April 2009, the FASB issued new accounting standards (ASC 320-10-65, formerly known as FSP SFAS No. 115-2 and SFAS No. 124-2), which changes the methodology for determining whether OTTI exists for debt securities. This standard requires changes to the presentation of OTTI impairment in the statements of income for those impairments involving credit losses, as well as enhanced disclosures regarding the methodology and significant inputs used to measure the amount related to credit losses. Our adoption of this standard on April 1, 2009 did not have a material effect on our financial position, results of operations or stockholders’ equity, but required us to update our significant accounting policy for available-for-sale debt securities, to include the specific requirements of this standard.

Impact of Adopting FASB Issued Guidance Over Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65)

In April 2009, the FASB issued new accounting standards (ASC 825-10-65, formerly known as FSP SFAS No. 107-1 and APB Opinion No. 28-1), which requires interim disclosures regarding the fair values of all financial instruments within the scope of FASB issued guidance over disclosures about fair value of financial instruments (ASC 825-10-50 and ASC 825-10-55, formerly known as SFAS No. 107) as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Our adoption of this standard on April 1, 2009 required us to expand our interim disclosures of all financial instruments and had no effect on our financial position, results of operations or stockholders’ equity. Please refer to Note 14- “Fair Value of Financial Instruments” for further details.

Impact of Adopting FASB Issued Guidance Over Subsequent Events (ASC 855-10)

In May 2009, the FASB issued new accounting standards (ASC 855-10, formerly known as SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Our adoption of this standard on July 1, 2009 required us to disclose the date through which we have evaluated subsequent events and had no effect on our results of operations or stockholders’ equity this quarter.

Impact of Adopting The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles TM (ASC 105-10)

In June 2009, the FASB issued new accounting standards (ASC 105-10, formerly known as SFAS No. 168), which has become the source of authoritative GAAP recognized by the FASB. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Our adoption of this standard on July 1, 2009 did not have any impact on our consolidated financial position and results of operations, but did have an impact on how we reference and disclose accounting literature in our interim and annual reports.

Correction of an Immaterial Error

During the second quarter of 2009, we determined that we had incorrectly recognized certain gains and losses on foreign exchange contracts in prior periods. The cumulative pre-tax effect of the error was $6.2 million, or $3.8 million after-tax and is considered to be immaterial to the prior periods. However, since the cumulative impact of correcting this error would be material to the results of the quarter ended June 30, 2009, we applied the guidance of ASC 250-10-S99-1 and S99-2 (formerly known as SAB 99 and SAB 108). This guidance requires that prior financial statements be corrected, even though such revisions were, and continue to be, immaterial to the prior period financial statements. As such, the affected prior period results have been revised as follows: For the three months ended March 31, 2009, net loss increased by $1.2 million, or $0.04 per diluted common share; for the year ended December 31, 2008, net income was reduced by $2.3 million, or $0.07 per diluted common share; and for the year ended December 31, 2007, net income was reduced by $0.2 million, or $0.01 per diluted common share. Details of the revisions are provided under the section “Changes to Prior Period Balances”.

Changes to Prior Period Balances

The table below highlights certain items revised in prior periods related to the revision of certain immaterial gains and losses on foreign exchange contracts that were incorrectly recorded in prior periods and to the adoption of ASC 470-20:

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

ADJUSTMENTS DUE TO ASC 470-20
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

In August 2009, the FASB issued Measuring Liabilities at Fair Value (ASC 820) Accounting Standards Update (“ASU”) No. 2009-05. ASU No. 2009-05 clarifies that a quoted price for the identical liability in an active market for a level 1 liability is the best evidence of fair value for that liability. ASU No. 2009-05 is effective beginning in the fourth quarter of 2009. We are currently assessing the impact of ASU No. 2009-05 on our consolidated financial position and results of operations and do not expect any material changes.

In September 2009, the FASB issued Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820) ASU No. 2009-12. ASU No. 2009-12 permits an investor to estimate the fair value of an investment without further adjustment if the net asset value is calculated in accordance with the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies. ASU No. 2009-12 is effective beginning in the fourth quarter of 2009. We are currently assessing the impact of ASU No. 2009-12 on our consolidated financial position and results of operations and do not expect any material changes.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Common Stock

We did not repurchase any shares of our common stock for the three or nine months ended September 30, 2009. We repurchased 1.0 million shares for the nine months ended September 30, 2008 totaling $45.6 million. In July 2008 upon expiration of our earlier stock repurchase program, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expires on December 31, 2009; however, we are subject to certain stock repurchase restrictions in connection with our participation in the U.S. Treasury’s (“Treasury”) Capital Purchase Program (the “CPP”). At September 30, 2009, $150.0 million of shares remain authorized for repurchase under our current stock repurchase program. For more information regarding the CPP, please refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” under Part II, Item 7 of our 2008 Form 10-K.

Preferred Stock

In connection with our participation in the CPP in the fourth quarter of 2008, for the nine months ended September 30, 2009, we have paid or accrued dividends of $8.8 million on our Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”). At December 31, 2008, accrued dividends were $0.6 million.

Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, our Employee Stock Purchase Plan, restricted stock awards and units, our 2003 Convertible Notes and related warrants, which matured in June 2008, our 2008 Convertible Notes and related warrants and note hedge, and our warrant under the CPP. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income attributable to SVBFG	$24,163	$25,918	$27,266	$74,172
Preferred stock dividend and discount accretion	(3,555)	—	(10,636)	—

Net income available to common stockholders	$20,608	$25,918	$16,630	$74,172

Denominator:
Weighted average common shares outstanding-basic	33,177	32,535	33,033	32,296
Weighted average effect of dilutive securities:
Stock options	495	994	215	998
Restricted stock units	—	106	—	93
2003 Convertible Notes	—	—	—	868
2008 Convertible Notes	—	143	—	—

Denominator for diluted calculation	33,672	33,778	33,248	34,255

Net income per common share:
Basic	$0.62	$0.80	$0.50	$2.30

Diluted	$0.61	$0.77	$0.50	$2.17

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2009	2008	2009	2008
Stock options	1,718	827	2,485	822
Restricted stock units	90	2	499	1
Warrant associated with CPP	275	—	597	—

Total	2,083	829	3,581	823

In addition to the above, at September 30, 2009, 4.7 million shares of our 2008 Convertible Notes and associated warrants were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore were anti-dilutive. Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement. For information on our 2008 Convertible Notes and associated convertible note hedge and warrant agreement, see our Consolidated Financial Statements and Supplementary Data-Note 9- “Derivative Financial Instruments” and Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2008 Form 10-K.

3. Share-Based Compensation

For the three and nine months ended September 30, 2009, we recorded share-based compensation expense of $3.4 million and $11.2 million, respectively, resulting in the recognition of $0.8 million and $2.7 million, respectively, in related tax benefits. For the three and nine months ended September 30, 2008, we recorded share-based compensation expense of $3.5 million and $10.9 million, respectively, resulting in the recognition of $1.0 million and $2.7 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At September 30, 2009, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$8,353	1.70
Restricted stock units	10,163	1.31

Total unrecognized share-based compensation expense	$18,516

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2008	3,130,929	$37.25
Granted	533,561	21.70
Exercised	(77,877)	20.69
Forfeited	(18,385)	40.43
Expired	(30,931)	38.51

Outstanding at September 30, 2009	3,537,297	35.24	3.44	$35,334,682

Vested and expected to vest at September 30, 2009	3,387,019	35.37	3.33	33,349,450

Exercisable at September 30, 2009	2,491,910	35.21	2.44	23,904,431

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $43.27 as of September 30, 2009. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $0.8 million and $1.0 million, respectively, compared to $13.4 million and $22.0 million for the comparable 2008 periods.

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	393,463	$46.49
Granted	128,441	23.96
Vested	(97,444)	21.56
Forfeited	(10,906)	30.38

Nonvested at September 30, 2009	413,554	45.80

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the federal funds sold, securities purchased under agreements to resell and other short-term investment securities at September 30, 2009 and December 31, 2008, respectively:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Federal funds sold overnight	$—	$250,000
Securities purchased under agreements to resell	34,599	150,910
Other short-term investment securities	13,931	77,482

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$48,530	$478,392

In addition to the above, as of September 30, 2009 and December 31, 2008, $3.7 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $160.3 million and $169.0 million, respectively.

5. Investment Securities

The major components of our investment securities portfolio at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009				December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Marketable securities:
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,627	$623	$—	$26,250	$—	$—	$—	$—
U.S. agency debentures	899,634	7,668	(20)	907,282	109,981	3,622	—	113,603
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	474,416	17,848	(125)	492,139	438,688	9,910	(4)	448,594
Agency-issued collateralized mortgage obligations	1,283,563	19,179	(758)	1,301,984	478,397	5,354	(476)	483,275
Non-agency mortgage-backed securities	98,051	196	(5,774)	92,473	133,561	255	(18,486)	115,330
Commercial mortgage-backed securities	49,984	749	(124)	50,609	54,202	—	(6,721)	47,481
Municipal bonds and notes	101,768	6,287	—	108,055	109,405	1,384	(2,034)	108,755
Marketable equity securities	3,946	74	(53)	3,967	157	—	(5)	152
Venture capital fund investments	—	—	—	—	—	1	—	1

Total available-for-sale securities	$2,936,989	$52,624	$(6,854)	$2,982,759	$1,324,391	$20,526	$(27,726)	$1,317,191

Marketable securities (investment company fair value accounting) (1)				643				1,703
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)				232,294				242,645
Other private equity investments (3)				89,968				82,444
Other investments (4)				1,241				1,547
Non-marketable securities (equity method accounting):
Other investments (5)				51,975				27,000
Low income housing tax credit funds				28,052				31,510
Non-marketable securities (cost method accounting):
Private equity fund investments (6)				91,330				69,971
Other private equity investments				13,019				12,089

Total investment securities				$3,491,281				$1,786,100

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. The following table shows the amount of investments by the following funds and our ownership of each fund at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$55	50.0%	$1,233	50.0%
SVB India Capital Partners I, LP	588	14.4	470	14.4

Total marketable securities	$643		$1,703

(2)	The following table shows the amount of investments by the following consolidated funds of funds and our ownership of each fund at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$52,224	12.6%	$65,985	12.6%
SVB Strategic Investors Fund II, LP	82,250	8.6	94,161	8.6
SVB Strategic Investors Fund III, LP	91,845	5.9	80,780	5.9
SVB Strategic Investors Fund IV, LP	5,975	5.0	1,719	5.0

Total private equity fund investments	$232,294		$242,645

(3)	The following table shows the amount of investments by the following consolidated co-investment funds and our ownership of each fund at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$21,113	10.7%	$24,188	10.7%
SVB Capital Partners II, LP (i)	41,148	5.1	38,234	5.1
SVB India Capital Partners I, LP	27,707	14.4	20,022	14.4

Total other private equity investments	$89,968		$82,444

(i)	At September 30, 2009, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At September 30, 2009 and December 31, 2008 we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party, and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amount of investments in the following funds and our ownership of each fund at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$15,628	9.3%	$18,234	9.3%
Partners for Growth II, LP	11,525	24.2	8,559	24.2
Other fund investments	24,822	N/A	207	N/A

Total other investments	$51,975		$27,000

(i)	At September 30, 2009, we had a direct ownership interest of 4.8% in the fund. In addition, we had a 90.7% direct ownership interest in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0 % in Gold Hill Venture Lending 03, LP and its parallel funds. Our indirect interest in the fund through our investment in GHLLC is 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.

(6)

Represents investments in 351 and 360 private equity funds at September 30, 2009 and December 31, 2008, respectively, where our ownership interest is less than 5% of the voting interests of each such fund. For the three months ended September 30, 2009, we concluded that 33 of our investments had declines in value that were determined to be other-than-temporary, and as a result, we recognized OTTI losses of $2.1 million. For the nine months ended September 30, 2009 we recognized OTTI losses of $3.7 million resulting from other-than-temporary declines in value for 74 of the 351 investments. The OTTI losses are included in net gains (losses) on investment securities, a component of noninterest income. For the remaining 277 investments at September 30,

2009, we concluded that any declines in value were temporary and as such, no OTTI was recognized. At September 30, 2009, the carrying value of these private equity fund investments (cost method accounting) was $91.3 million, and the estimated fair value was $84.2 million.

The following table summarizes our unrealized losses on our available-for-sale investment securities into categories of less than 12 months, or 12 months or longer, at September 30, 2009:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$30,103	$(20)	$—	$—	$30,103	$(20)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	20,429	(125)	—	—	20,429	(125)
Agency-issued collateralized mortgage obligations (1)	173,542	(733)	2,431	(25)	175,973	(758)
Non-agency mortgage-backed securities (1)	8,391	(151)	66,222	(5,623)	74,613	(5,774)
Commercial mortgage-backed securities (1)	—	—	14,950	(124)	14,950	(124)
Marketable equity securities	3,946	(53)	—	—	3,946	(53)

Total temporarily impaired securities	$236,411	$(1,082)	$83,603	$(5,772)	$320,014	$(6,854)

(1)	As of September 30, 2009, we identified a total of 44 investments that were in unrealized loss positions, of which 25 investments totaling $83.6 million with unrealized losses of $5.8 million have been in an impaired position for a period of time greater than 12 months. The time periods in which these securities were originally purchased were as follows: Agency-issued collateralized mortgage obligations between November 2002 and March 2003, non-agency mortgage-backed securities between June 2003 and July 2005, commercial mortgage-backed securities between May 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are considered investment grade by either Moody’s or S&P or were issued by a government sponsored enterprise. The unrealized losses are due primarily to increases in market spread relative to spreads at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of September 30, 2009, it is more likely than not that we will not be required to sell any securities prior to recovery of our adjusted cost basis. Impaired investments are recognized and presented according to FASB guidance over other-than-temporary impairments (ASC 320-10-65, formerly known as FSP SFAS No. 115-2 and 124-2). Based on the analysis under current accounting guidance we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of September 30, 2009 are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2008:

	December 31, 2008
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$—	$—	$5,076	$(4)	$5,076	$(4)
Agency-issued collateralized mortgage obligations	13,559	(88)	44,327	(388)	57,886	(476)
Non-agency mortgage-backed securities	44,751	(4,237)	64,386	(14,249)	109,137	(18,486)
Commercial mortgage-backed securities	9,491	(404)	37,990	(6,317)	47,481	(6,721)
Municipal bonds and notes	39,694	(1,827)	4,091	(207)	43,785	(2,034)
Marketable equity securities	152	(5)	—	—	152	(5)

Total temporarily impaired securities	$107,647	$(6,561)	$155,870	$(21,165)	$263,517	$(27,726)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of September 30, 2009. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. Expected remaining maturities of U.S. treasury securities, U.S. agency securities and mortgage-backed securities may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities are significantly shorter and vary based upon structure.

	September 30, 2009
	Total		One Year or Less		After One Year to Five Years		After Five Years to to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,250	2.39%	$—	$—%	$26,250	2.39%	$—	—%	$—	—%
U.S. agency debentures	907,282	2.41	35,393	4.32	812,067	2.18	59,822	4.41	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	492,139	4.70	—	—	2,216	6.43	137,694	4.40	352,229	4.80
Agency-issued collateralized mortgage obligations	1,301,984	3.87	—	—	—	—	80,444	4.48	1,221,540	3.83
Non-agency mortgage-backed securities	92,473	4.93	—	—	—	—	21,060	4.75	71,413	4.98
Commercial mortgage-backed securities	50,609	4.67	—	—	—	—	—	—	50,609	4.67
Municipal bonds and notes	108,055	6.08	4,778	7.34	4,183	5.68	35,252	5.80	63,842	6.17

Total	$2,978,792	3.68	$40,171	4.68	$844,716	2.22	$334,272	4.59	$1,759,633	4.18

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Gross gains on investment securities:
Available-for-sale securities, at fair value	$8	$1	$15	$206
Marketable securities (investment company fair value accounting)	111	18	1,290	630
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	7,101	1,723	8,370	18,538
Other private equity investments	4,531	4,694	4,724	10,134
Other investments	71	41	684	196
Non-marketable securities (equity method accounting):
Other investments	2,361	148	5,170	1,679
Non-marketable securities (cost method accounting):
Private equity fund investments	15	318	316	728
Other private equity investments	—	4	22	85

Total gross gains on investment securities	14,198	6,947	20,591	32,196

Gross losses on investment securities:
Available-for-sale securities, at fair value	—	(1,234)	(41)	(2,775)
Marketable securities (investment company fair value accounting)	(16)	(1,348)	(409)	(3,274)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(4,321)	(3,585)	(41,081)	(19,334)
Other private equity investments	(2,072)	(393)	(10,104)	(2,926)
Other investments	—	(132)	—	(5,646)
Non-marketable securities (equity method accounting):
Other investments	(1,690)	(1)	(2,973)	(1,094)
Non-marketable securities (cost method accounting):
Private equity fund investments	(2,105)	(1,130)	(3,754)	(1,838)
Other private equity investments	(89)	—	(119)	(258)

Total gross losses on investment securities	(10,293)	(7,823)	(58,481)	(37,145)

Gains (losses) on investment securities, net	$3,905	$(876)	$(37,890)	$(4,949)

Gains (losses) attributable to noncontrolling interests, including carried interest	$4,880	$1,220	$(32,491)	$(227)

6. Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $36.7 million and $45.4 million at September 30, 2009 and December 31, 2008, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Commercial loans	$3,714,075	$4,515,019
Premium wine (1)	415,468	419,539
Community development loans (2)	66,526	48,293
Consumer and other (3)	459,748	523,402

Total loans, net of unearned income	$4,655,817	$5,506,253

(1)	Premium wine consists of loans for vineyard development as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At September 30, 2009 and December 31, 2008, $275.3 million and $269.6 million, respectively, of such loans were secured by real estate.
(2)	Community development loans consist of low income housing loans made as part of our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at September 30, 2009, and December 31, 2008 were comprised of the following:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Home equity lines of credit (i)	$88,453	$89,544
Loans to eligible employees (ii)	85,239	74,759
Loans for personal residence (iii)	58,355	58,700

Consumer loans secured by real estate	$232,047	$223,003

(i)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(ii)	Represents loans made to eligible employees through our EHOP.
(iii)	Represents loans used to purchase, renovate or refinance personal residences.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses, beginning balance	$110,473	$52,888	$107,396	$47,293
Provision for loan losses	8,030	13,682	72,889	29,756
Gross loan charge-offs	(46,553)	(7,000)	(110,464)	(22,306)
Loan recoveries	14,763	720	16,892	5,547

Allowance for loan losses, ending balance	$86,713	$60,290	$86,713	$60,290

Nonaccrual Loans

The aggregate investment in loans for which impairment has been determined totaled $72.2 million and $84.9 million at September 30, 2009 and December 31, 2008, respectively. There were no commitments available for funding to any clients with nonaccrual loans at September 30, 2009 and at December 31, 2008. The allocation of the allowance for loan losses related to impaired loans was $23.4 million and $25.9 million at September 30, 2009 and December 31, 2008, respectively. We did not have any accruing loans past due 90 days or more at September 30, 2009, compared to $2.3 million at December 31, 2008.

7. Goodwill

During the first quarter of 2009, we conducted an assessment of goodwill of eProsper, a data management services company in which we own a 65% interest, in accordance with ASC 350 (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets), based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a noncash non tax-deductible charge to continuing operations during the first quarter of 2009. There is no remaining goodwill on our balance sheet as of September 30, 2009, compared to $4.1 million at December 31, 2008.

8. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at September 30, 2009 and December 31, 2008:

(Dollars in thousands)	Maturity	September 30, 2009	December 31, 2008
Short-term borrowings:
Other short-term borrowings	(1)	$52,285	$62,120

Total short-term borrowings		$52,285	$62,120

Long-term debt:
FHLB advances	(2)	$—	$100,000
5.70% senior notes	June 1, 2012	271,715	279,370
6.05% subordinated notes	June 1, 2017	283,929	313,953
3.875% convertible senior notes (3)	April 15, 2011	246,430	244,783
7.0% junior subordinated debentures	October 15, 2033	55,968	55,914
4.99% long-term notes payable	(4)	8,443	—
8.0% long-term notes payable	(5)	263	1,403

Total long-term debt		$866,748	$995,423

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes.
(2)	Balance as of December 31, 2008 included Federal Home Loan Bank (“FHLB”) advances of $50 million that matured in May 2009, and $50 million that was repaid in September 2009.
(3)	Balance as of December 31, 2008 reflects a retrospective adjustment resulting from our adoption of ASC 470-20 (formerly known as FSP APB No. 14-1) on January 1, 2009 (see Note 1- “Basis of Presentation”).
(4)	Represents long-term notes payable related to one of our debt fund investments beginning April 30, 2009 with the last payment due in April 2012.
(5)	Represents long-term notes payable at eProsper and was payable beginning January 1, 2008 with the last payment due in November 2009. SVBFG purchased a 65% interest in eProsper in 2006.

Interest expense related to short-term borrowings and long-term debt was $6.4 million and $21.8 million for the three and nine months ended September 30, 2009, respectively, and $12.5 million and $36.7 million for the comparable 2008 periods. Interest expense shown is net of the cash flow impact from our interest rate swap agreements related to our senior and subordinated notes and junior subordinated debentures. In December 2008, our counterparty called the swap on our junior subordinated debentures for settlement in January 2009. As a result, the swap was terminated. Additionally, interest expense for the three and nine months ended September 30, 2008 reflects retrospective adjustments resulting from our adoption of ASC 470-20 (formerly known as FSP APB No. 14-1) on January 1, 2009 (see Note 1- “Basis of Presentation”).

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

For the three and nine months ended September 30, 2009, the effective interest rate for our 2008 Convertible Notes was 5.66 percent and 5.73 percent, respectively, and interest expense was $3.5 million and $10.5 million, respectively. For the three and nine months ended September 30, 2008, the effective interest rate for our 2008 Convertible Notes was 5.69 percent and 5.65 percent, respectively, and interest expense was $3.5 million and $6.6 million respectively. At September 30, 2009, the unamortized debt discount totaled $3.6 million, and will be amortized over the remaining contractual term of the debt.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of September 30, 2009, we had not borrowed against our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (primarily comprised of agency-issued mortgage securities) at September 30, 2009 totaled $540.9 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at September 30, 2009 totaled $89.9 million, all of which was unused and available to support additional borrowings.

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

Interest Rate Risk

Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 5.70% senior notes and our 6.05% subordinated notes, we entered into fixed-for-floating interest rate swap agreements at the time of debt issuance based upon London Interbank Offered Rates (“LIBOR”) with matched-terms. We use the shortcut method to assess hedge effectiveness and evaluate the hedging relationships for qualification under the shortcut method requirements of ASC 815 (formerly known as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), for each reporting period.

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

Currency Exchange Risk

We enter into foreign exchange forward contracts to hedge against exposures of our credit facilities that are denominated in foreign currencies to our clients, primarily in Pound Sterling, Euro, and Japanese Yen. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. In accordance with ASC 830 (formerly known as SFAS No. 52, Foreign Currency Translation), changes in currency rates are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the credit facilities are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in “Other Assets” and loss positions in “Other Liabilities”, while net changes in fair value are recorded through net (losses) gains on derivative instruments, in noninterest income, a component of consolidated net income.

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

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43. For the nine months ended September 30, 2009 and 2008, there were no note conversions or exercises under the warrant agreement as the notes were not convertible. Concurrent with the issuance of our 2003 Convertible Notes, we entered into a convertible note hedge agreement and a warrant agreement at a net cost of $21.9 million, which effectively increased the economic conversion price from $33.63 per common share to $51.34. The 2003 Convertible Notes and associated note hedge and warrant agreement matured on June 15, 2008.

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

We sell forward and option contracts to clients that wish to mitigate their foreign currency exposure. We hedge the currency risk from this business by entering into opposite way contracts with correspondent banks. This hedging relationship does not qualify for hedge accounting. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. We generally have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Increases from changes in fair value are included in “Other Assets” and decreases from changes in fair value are included in “Other Liabilities”. The net change in the fair value of these contracts is recorded through net (losses) gains on derivative instruments, in noninterest income, a component of consolidated net income.

Counterparty Credit Risk

We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at September 30, 2009 and December 31, 2008, respectively, were as follows:

		September 30, 2009				December 31, 2008
(Dollars in thousands)	Balance sheet location	Notional or contractual amount	Fair value	Collateral	Net exposure (1)	Notional or contractual amount	Fair value	Collateral	Net exposure (1)
Derivatives designated as hedging instruments:
Interest Rate Risks:
Interest rate swaps	Other assets	$500,000	$56,228	$52,285	$3,943	$550,000	$94,142	$62,120	$32,022

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Foreign exchange forwards	Other assets	29,994	1,434	—	1,434	50,393	4,212	—	4,212
Foreign exchange forwards	Other liabilities	19,639	(693)	—	(693)	23,193	(1,092)	—	(1,092)

Net exposure			741	—	741		3,120	—	3,120

Other Derivative Instruments:
Equity warrant assets	Other assets	122,123	42,446	—	42,446	130,401	43,659	—	43,659

Other derivatives:
Foreign exchange forwards	Other assets	362,258	20,370	—	20,370	354,399	32,476	—	32,476
Foreign exchange forwards	Other liabilities	346,668	(19,038)	—	(19,038)	344,703	(31,039)	—	(31,039)
Foreign currency options	Other assets	7,726	429	—	429	25,848	501	—	501
Foreign currency options	Other liabilities	7,726	(429)	—	(429)	25,848	(501)	—	(501)

Net exposure			1,332	—	1,332		1,437	—	1,437

Net			$100,747	$52,285	$48,462		$142,358	$62,120	$80,238

(1)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2009 remain at “A” or higher and there were no material changes in their credit ratings during the nine months ended September 30, 2009.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Statement of income location	2009	2008	2009	2008
Derivatives designated as hedging instruments:
Interest Rate Risks:
Net cash benefit associated with interest rate swaps	Interest expense -borrowings	$5,741	$3,497	$14,874	$7,282
Changes in fair value of interest rate swap	Net (losses) gains on derivative instruments	—	(10)	(170)	376

Net gains associated with interest rate risk derivatives		$5,741	$3,487	$14,704	$7,658

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
(Losses) gains on foreign currency loan revaluations, net	Other noninterest income	$(94)	$(4,740)	$1,886	$(2,825)
(Losses) gains on foreign exchange forward contracts, net	Net (losses) gains on derivative instruments	(128)	4,452	(2,664)	1,985

Net losses associated with currency risk		$(222)	$(288)	$(778)	$(840)

Other Derivative Instruments:
(Losses) gains on equity warrant assets	Net (losses) gains on derivative instruments	$(1,322)	$1,445	$(593)	$8,949

Gains on client foreign exchange forward contracts, net	Net (losses) gains on derivative instruments	$360	$561	$1,304	$1,767

Gains on covered call options, net	Net (losses) gains on derivative instruments	$—	$24	$—	$402

10. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008 *	2009	2008 *
Fund management fees	$2,437	$2,228	$7,625	$6,105
Service-based fee income (1)	1,700	2,073	5,645	6,329
(Losses) gains on foreign currency loans revaluation, net	(94)	(4,740)	1,886	(2,825)
Other	2,206	2,352	6,674	7,585

Total other noninterest income	$6,249	$1,913	$21,830	$17,194

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details.
(1)	Includes income from SVB Analytics and eProsper.

A summary of other noninterest expense for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Tax credit fund amortization	$1,165	$1,036	$3,458	$3,077
Telephone	324	1,373	3,042	3,870
Postage and supplies	165	1,032	2,328	2,810
Other	2,465	3,094	10,147	10,161

Total other noninterest expense	$4,119	$6,535	$18,975	$19,918

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

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in ASC 280 (formerly known as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). With respect to our operating segments, only Global Commercial Bank, Relationship Management and SVB Capital were determined to be reportable segments as of September 30, 2009.

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

•

SVB Capital manages venture capital and private equity funds on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds it manages, including funds of funds, such as our SVB Strategic Investors Funds, and co-investment funds, such as our SVB Capital Partners funds and SVB India Capital Partners fund. Previously, SVB Capital also included our sponsored debt funds, Gold Hill Venture Lending funds and Partners for Growth funds, and certain strategic investments held by SVB Financial.

•

Other Business Services includes the results of our Sponsored Debt Funds & Strategic Investments segment, which is comprised of our sponsored debt funds, Gold Hill Venture Lending funds, which provide secured debt, typically to early-stage and mid-stage clients, and Partners for Growth funds, which provide secured debt primarily to mid-stage and late-stage clients, and certain strategic investments held by SVB Financial. Previously, the operations of our sponsored debt funds and strategic investments were reported as part of the SVB Capital operating segment. Other Business Services also includes the results of SVB Analytics, which provides equity valuation and equity management services to private companies and venture capital firms.

Additionally, we made certain changes effective January 1, 2009 as follows: (i) FDIC and state bank assessments are reported in noninterest expense within Global Commercial Bank, whereas previously these were recognized in noninterest expense under the Reconciling Items column; and (ii) we report the provision for loan losses by reportable segments, whereas previously the provision for loan losses was recognized under the Reconciling Items column. We have reclassified all prior period amounts to conform to the current period’s presentation.

The following table summarizes the key operating results and financial position for each of our business segments, as well as a reconciliation used to arrive at our consolidated totals. We have reclassified all prior period amounts to conform to the current period’s presentation.

(Dollars in thousands)	Global Commercial Banking	Relationship Management	SVB Capital (1)	Other Business Services (1)	Reconciling Items	Total
Three months ended September 30, 2009
Net interest income (loss)	$88,494	$8,582	$(10)	$(76)	$(172)	$96,818
Provision for loan losses	(3,153)	(4,855)	—	—	(22)	(8,030)
Noninterest income	25,938	333	3,014	41	4,981	34,307
Noninterest expense (2)	(31,961)	(3,114)	(3,355)	(2,726)	(38,651)	(79,807)

Income (loss) before income tax expense (3)	$79,318	$946	$(351)	$(2,761)	$(33,864)	$43,288

Total average loans, net of unearned income	$3,575,026	$945,694	$—	$—	$23,790	$4,544,510
Total average assets	3,683,824	946,811	96,077	87,396	6,596,518	11,410,626
Total average deposits	8,757,097	146,367	—	—	6,958	8,910,422

Three months ended September 30, 2008
Net interest income (loss)	$82,773	$7,170	$(19)	$(8)	$4,695	$94,611
(Provision for) recovery of loan losses	(13,762)	77	—	—	3	(13,682)
Noninterest income	35,684	380	2,680	609	1,085	40,438
Noninterest expense (2)	(31,498)	(3,719)	(5,932)	(3,140)	(36,142)	(80,431)

Income (loss) before income tax expense (3)	$73,197	$3,908	$(3,271)	$(2,539)	$(30,359)	$40,936

Total average loans, net of unearned income	$3,884,283	$933,696	$—	$—	$45,727	$4,863,706
Total average assets	3,935,523	937,287	60,368	65,761	2,548,886	7,547,825
Total average deposits	4,671,979	143,203	—	—	5,074	4,820,256

Nine months ended September 30, 2009
Net interest income (loss)	$273,740	$25,897	$(13)	$(156)	$(19,458)	$280,010
Provision for loan losses	(60,883)	(11,974)	—	—	(32)	(72,889)
Noninterest income (loss)	78,991	944	3,015	4,399	(30,348)	57,001
Noninterest expense (2)	(103,506)	(10,288)	(9,991)	(12,685)	(119,489)	(255,959)

Income (loss) before income tax expense (3)	$188,342	$4,579	$(6,989)	$(8,442)	$(169,327)	$8,163

Total average loans, net of unearned income	$3,819,466	$966,939	$—	$—	$25,076	$4,811,481
Total average assets	3,915,780	968,384	91,412	79,244	5,880,352	10,935,172
Total average deposits	8,264,929	155,678	—	—	6,568	8,427,175

Nine months ended September 30, 2008
Net interest income	$246,076	$22,017	$11	$35	$4,046	$272,185
(Provision for) recovery of loan losses	(30,017)	291	—	—	(30)	(29,756)
Noninterest income	103,296	1,218	7,756	2,047	12,388	126,705
Noninterest expense (2)	(92,348)	(11,556)	(14,882)	(8,402)	(123,869)	(251,057)

Income (loss) before income tax expense (3)	$227,007	$11,970	$(7,115)	$(6,320)	$(107,465)	$118,077

Total average loans, net of unearned income	$3,475,019	$883,724	$—	$—	$74,988	$4,433,731
Total average assets	3,525,464	887,694	49,796	64,743	2,626,016	7,153,713
Total average deposits	4,479,278	157,778	—	—	(1,682)	4,635,374

(1)	SVB Capital’s and Other Business Services’ components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $0.6 million and $1.8 million for the three and nine months ended September 30, 2009, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2008, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at September 30, 2009 and December 31, 2008, respectively:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Commitments available for funding: (1)
Fixed interest rate commitments	$574,563	$689,063
Variable interest rate commitments	4,219,900	4,941,423

Total commitments available for funding	$4,794,463	$5,630,486

Commitments unavailable for funding (2)	$1,043,550	$922,170

Maximum lending limits for accounts receivable factoring arrangements (3)	$501,318	$476,329
Reserve for unfunded credit commitments	11,332	14,698

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants under loan commitment agreements.
(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance, and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

As of December 31, 2008, we guaranteed some of our customers’ credit cards that had been provided by an unaffiliated financial institution. The total amount of these guarantees at December 31, 2008 was $87.4 million. During the first quarter of 2009, we purchased this credit card portfolio and began processing these credit cards in-house. The credit card commitments as of September 30, 2009 are included in the summary above within our commitments to extend credit.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at September 30, 2009. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there was a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$563,881	$32,782	$596,663	$596,663
Performance standby letters of credit	27,777	9,193	36,970	36,970
Commercial letters of credit	4,492	—	4,492	4,492

Total	$596,150	$41,975	$638,125	$638,125

At September 30, 2009 and December 31, 2008, deferred fees related to commercial and standby letters of credit were $4.1 million and $4.8 million, respectively. At September 30, 2009, collateral in the form of cash of $192.2 million and investment securities of $32.3 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at September 30, 2009:

Our Ownership in Limited Partnership (Dollars in thousands)	Capital Commitments	Unfunded Commitments	Our Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	486	5.1
SVB Strategic Investors Fund, LP	15,300	1,530	12.6
SVB Strategic Investors Fund II, LP	15,000	3,750	8.6
SVB Strategic Investors Fund III, LP	15,000	7,950	5.9
SVB Strategic Investors Fund IV, LP	12,239	11,505	5.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	—	9.3
SVB India Capital Partners I, LP	7,750	3,216	14.4
Other Fund Investments (3)	149,594	50,284	N/A
New Fund Commitments (4)	332,412	273,574	N/A

Total	$614,495	$367,265

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(3)	Represents commitments to 337 venture capital and private equity funds where our ownership interest is generally less than 5% of the voting interests of each such fund.
(4)	Represents the investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form in the future, which have not been funded or called.

13. Income Taxes

At September 30, 2009, the total amount of unrecognized tax benefits was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at September 30, 2009 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months, however, we do not expect the change to have a material impact on our financial position or our results of operations.

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2006 and subsequent years remain open to examination by the Internal Revenue Service. Our California and Massachusetts tax returns for the years 2004 and 2006, respectively, and subsequent years remain open to examination.

14. Fair Value of Financial Instruments

Our marketable investment securities, non-marketable investment securities using investment company fair value accounting and derivatives are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, in accordance with ASC 820 (formerly known as SFAS No. 157, Fair Value Measurements):

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Assets
Marketable securities:
Available-for-sale securities:
U.S. treasury securities	$—	$26,250	$—	$26,250
U.S. agency debentures	—	907,282	—	907,282
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	492,139	—	492,139
Agency-issued collateralized mortgage obligations	—	1,301,984	—	1,301,984
Non-agency mortgage-backed securities	—	92,473	—	92,473
Commercial mortgage-backed securities	—	50,609	—	50,609
Municipal bonds and notes	—	108,055	—	108,055
Marketable equity securities	3,967	—	—	3,967

Total available-for-sale securities	3,967	2,978,792	—	2,982,759
Marketable securities (investment company fair value accounting)	643	—	—	643

Total marketable securities	4,610	2,978,792	—	2,983,402

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	232,294	232,294
Other private equity investments	—	—	89,968	89,968
Other investments	—	—	1,241	1,241

Total non-marketable securities (investment company fair value accounting)	—	—	323,503	323,503

Other assets:
Interest rate swaps	—	56,228	—	56,228
Foreign exchange forward contracts	—	22,233	—	22,233
Equity warrant assets	—	2,443	40,003	42,446

Total assets (1)	$4,610	$3,059,696	$363,506	$3,427,812

Liabilities
Foreign exchange forward contracts	$—	$20,160	$—	$20,160

Total liabilities	$—	$20,160	$—	$20,160

(1)	Included in Level 1 and Level 3 assets are $0.5 million and $295.4 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008:

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2009, and 2008, respectively:

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in thousands)	Beginning Balance	Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers In and/or (Out) of Level 3	Ending Balance
Three months ended September 30, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$225,892	$3,146	$(366)	$2,780	$3,622	$—	$232,294
Other private equity investments	84,613	(342)	2,825	2,483	2,872	—	89,968
Other investments	1,348	—	71	71	(178)	—	1,241

Total non-marketable securities (investment company fair value accounting) (1)	311,853	2,804	2,530	5,334	6,316	—	323,503
Other assets:
Equity warrant assets (2)	41,013	1,715	(1,582)	133	(1,143)	—	40,003

Total assets	$352,866	$4,519	$948	$5,467	$5,173	$—	$363,506

Three months ended September 30, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$220,963	$1,525	$(3,388)	$(1,863)	$12,916	$—	$232,016
Other private equity investments	60,272	—	4,300	4,300	15,115	—	79,687
Other investments	2,643	—	(123)	(123)	(283)	—	2,237

Total non-marketable securities (investment company fair value accounting) (1)	283,878	1,525	789	2,314	27,748	—	313,940
Other assets:
Equity warrant assets (2)	34,494	1,130	362	1,492	1,003	(14)	36,975

Total assets	$318,372	$2,655	$1,151	$3,806	$28,751	$(14)	$350,915

Nine months ended September 30, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$242,645	$5,203	$(37,914)	$(32,711)	$22,360	$—	$232,294
Other private equity investments	82,444	(1,772)	(3,308)	(5,080)	12,604	—	89,968
Other investments	1,547	—	687	687	(993)	—	1,241

Total non-marketable securities (investment company fair value accounting) (1)	326,636	3,431	(40,535)	(37,104)	33,971	—	323,503
Other assets:
Equity warrant assets (2)	41,699	1,884	(4,757)	(2,873)	1,388	(211)	40,003

Total assets	$368,335	$5,315	$(45,292)	$(39,977)	$35,359	$(211)	$363,506

Nine months ended September 30, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$194,862	$6,708	$(7,505)	$(797)	$37,951	$—	$232,016
Other private equity investments	44,872	4,672	2,534	7,206	27,609	—	79,687
Other investments	3,098	—	(286)	(286)	(575)	—	2,237

Total non-marketable securities (investment company fair value accounting) (1)	242,832	11,380	(5,257)	6,123	64,985	—	313,940
Other assets:
Equity warrant assets (2)	26,911	6,493	3,779	10,272	(235)	27	36,975

Total assets	$269,743	$17,873	$(1,478)	$16,395	$64,750	$27	$350,915

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “(losses) gains on derivative instruments, net” a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings for the three and nine months ended September 30, 2009 attributable to Level 3 assets still held at September 30, 2009:

(Dollars in thousands)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$(366)	$(37,914)
Other private equity investments	2,325	(4,881)
Other investments	71	687

Total non-marketable securities (investment company fair value accounting)	2,030	(42,108)
Other assets:
Equity warrant assets	(405)	(745)

Total unrealized losses	$1,625	$(42,853)

FASB issued guidance over financial instruments (ASC 825-10-65, formerly known as SFAS No. 107, Disclosures about Fair Value of Financial Instruments) requires that we disclose estimated fair values for our financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of ASC 825.

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

The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above.

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

Investment Securities—Non-Marketable (Cost and Equity Method Accounting)

Non-marketable investment securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting). The fair value of other investments (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting) is based on financial information obtained as the investor or obtained from the fund investments' or debt fund investments' respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments and debt fund investments, we utilize the most recent available financial information from the investee general partner, for example June 30th, for our September 30th interim consolidated financial statements, adjusted for any contributions paid or distributions received from the investment during the third quarter. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans with similar credit characteristics and the forward yield curve.

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

Short-Term Borrowings

Short-term borrowings at September 30, 2009 and December 31, 2008 included cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated note. The carrying amount is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt includes our contingently convertible debt, junior subordinated debentures, senior and subordinated notes, and other long-term debt (see Note 8- “Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at September 30, 2009 and December 31, 2008. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of September 30, 2009 and December 31, 2008. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities-non-marketable (cost and equity method accounting)	$184,376	$182,565	$140,570	$143,724
Net loans	4,569,104	4,679,213	5,398,857	5,518,431
Financial liabilities:
Other short-term borrowings	52,285	52,285	62,120	62,120
Deposits	10,055,632	9,962,329	7,473,472	7,471,614
5.70% senior notes (1) (2)	271,715	273,852	279,370	262,043
6.05% subordinated notes (1) (2)	283,929	269,285	313,953	269,429
3.875% convertible senior notes	246,430	264,398	244,783	199,795
7.0% junior subordinated debentures (2)	55,968	40,186	55,914	32,747
Other long-term debt	8,706	8,706	101,403	101,695
Off-balance sheet financial assets:
Commitments to extend credit	—	14,229	—	17,920

(1)	At September 30, 2009, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $21.9 million and $34.4 million, respectively related to the fair value of the interest rate swaps associated with the notes.
(2)	At December 31, 2008, included in the carrying value and estimated fair value of our 5.70% senior notes, 6.05% subordinated notes and 7.0% junior subordinated debentures, are $29.5 million, $64.4 million and $0.2 million, respectively related to the fair value of the interest rate swaps associated with the notes. The interest rate swap on our 7.0% junior subordinated debentures was terminated and no longer designated as a hedging instrument in the first quarter of 2009.

15. Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450, formerly known as SFAS No. 5, Accounting for Contingencies). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operation.

16. Subsequent Events

We have evaluated all subsequent events through November 6, 2009, the date the accompanying interim consolidated financial statements were issued, and determined there are no events other than those discussed above that require disclosure.

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

•	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending acquisitions

•	Forecasts of venture capital/private equity funding and investment levels

•	Forecasts of future interest rates, economic performance, and income from investments

•	Forecasts of expected levels of provisions for loan losses, loan growth and client funds

•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	The likelihood that the market value of our impaired investments will recover

•	The extent to which counterparties to forward and option contracts will perform their obligations under such contracts

•	The formation of new managed funds and the transfer of investments to these new funds

•	The sufficiency of our capital, including in the event of credit losses

•	The likelihood that funds generated through retained earnings will continue to be a significant source of capital and liquidity

•	The expansion of operations in China, India, Israel, the United Kingdom and elsewhere

•	Economic conditions and associated impact on us

•	The extent to which our products and services will meet changing client needs

•	The payment of cash dividends on, or our repurchase of, our common stock

•	The adequacy of reserves and appropriateness of methodology for calculating our reserves

•	The sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates; overall management of interest rate risk

•	The realization, timing, valuation and performance of equity or other investments

•	Our intention to sell our investment securities prior to recovery of our cost basis, or the likelihood of a requirement to do so

•	Our liquidity position

•	The level of client investment fees and associated margins

•	The level of loan and deposit balances

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans

•	The activities for which capital may be used or required

•	The financial impact of continued growth of our funds management business

•	The expansion and growth of our noninterest income sources

•	The profitability of our products and services

•	Our venture capital and private equity funding and investment levels

•	Our strategic initiatives

•	The effect of application of certain accounting pronouncements

•	The effect of lawsuits and claims

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	The cash requirements of unfunded commitments to certain investments

•	The investment of excess cash

•	The settlement of convertible debt instruments

•	The transfer of certain investment commitments to new managed funds and the subsequent reduction in our total unfunded investment commitments

•	Our plans to form new investment funds and our intention to transfer investment commitments to those funds

•	The expected decrease in our noninterest-bearing deposit balances after the expiration of applicable FDIC isurance coverage

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

Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity. In addition, certain amounts in prior years’ results have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts, as well as the adoption of new accounting standards (Accounting Standards Codification (“ASC”) 470-20, formerly known as Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1). Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.

Management’s Overview of Third Quarter 2009 Performance

During the third quarter of 2009, we began to see signs of stabilization and relative improvement in our client base. Credit quality appears to be improving overall, and we were able to resolve a number of credit issues during the third quarter of 2009. Additionally, portfolio company valuations appear to be stabilizing.

We recorded net income available to common stockholders for the three months ended September 30, 2009 of $20.6 million, or $0.61 per diluted common share. The major drivers of these results were improved overall credit quality and resolution of certain impaired loans, higher net interest income resulting from an increase in our fixed income investment portfolio and lower interest expense, as well as lower noninterest expense. Additionally, we continued to see strong deposit growth during the third quarter of 2009, primarily as a result of clients’ preference for the security provided by the Federal Deposit Insurance Corporation (“FDIC”), as well as to the lack of attractive alternative investment opportunities due to the current low interest rate environment. Although the growth in deposits significantly increased our cash levels, we continued to increase our fixed income investment securities portfolio and invest the excess cash. While liquidity remains a priority, we expect to continue to invest a portion of our excess cash from deposits into fixed income investment securities during the fourth quarter of 2009. Deposits at September 30, 2009 reflect a large deposit of approximately $0.9 billion related to client capital calls for investments on the last day of the third quarter of 2009, which was subsequently withdrawn during the first week of the fourth quarter of 2009.

Highlights of our third quarter 2009 financial results (compared to the third quarter of 2008, where applicable) included the following:

•

Provision for loan losses of $8.0 million, a decrease of $5.7 million compared to the third quarter of 2008. The decrease was primarily due to: (i) an $11.4 million partial recovery of a single loan that was previously charged off in the first quarter of 2009, (ii) a reduction of required reserves for impaired loans due to the finalization of the HRJ Capital (“HRJ”) transaction, as well as the charge-offs of certain other impaired loans from our software and hardware client portfolios, and (iii) an overall improvement in the credit quality of our loan portfolio.

•

Growth of $4.1 billion in average deposit balances to $8.9 billion, primarily due to clients’ preference for security provided by the FDIC insurance for noninterest-bearing accounts, as well as to the lack of attractive alternative investment opportunities due to the current low interest rate environment. The growth in deposits decreased our average loan-to-deposit ratio to 51.00 percent for the third quarter of 2009.

•

Growth of $1.1 billion in average investment securities to $2.5 billion, primarily due to purchases of agency-issued collateralized mortgage obligations and U.S. agency securities, which were purchased with excess cash as a result of our continued growth in deposits.

•	A decrease in average loan balances of $319.2 million, reflecting continued efforts by some clients to de-leverage their businesses.

•

A decrease in our net interest margin from 5.70 percent to 3.70 percent, primarily due to the current low interest rate environment as our average prime-lending rate decreased by 100 basis points to 4.00 percent for the three months ended September 30, 2009, compared to 5.00 percent for the comparable 2008 period. In addition, a large portion of our deposits were invested in overnight cash with the Federal Reserve earning 25 basis points throughout the third quarter of 2009.

The discussions below under our results of operations provide more information on our third quarter 2009 performance.

The key highlights of our performance for the three and nine months ended September 30, 2009 and 2008, respectively, were as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands, except per share data and ratios)	2009	2008 *	Change		2009	2008 *	Change
Income Statement:
Diluted earnings per share (1)	$0.61	$0.77	(20.8)%		$0.50	$2.17	(77.0)%
Net income attributable to SVBFG (1)	24,163	25,918	(6.8)		27,266	74,172	(63.2)
Net income available to common stockholders (1)	20,608	25,918	(20.5)		16,630	74,172	(77.6)
Net interest income (1)	96,818	94,611	2.3		280,010	272,185	2.9
Net interest margin (1)	3.70%	5.70%	200	bps	3.79%	5.85%	206	bps
Provision for loan losses	8,030	13,682	(41.3)%		72,889	29,756	145.0%
Noninterest income (2)	34,307	40,438	(15.2)		57,001	126,705	(55.0)
Noninterest expense (3)	79,807	80,431	(0.8)		255,959	251,057	2.0
Balance Sheet:
Average loans, net of unearned income	$4,544,510	$4,863,706	(6.6)%		$4,811,481	$4,433,731	8.5%
Average noninterest-bearing deposits	5,373,486	2,826,289	90.1		5,050,329	2,852,851	77.0
Average interest-bearing deposits	3,536,936	1,993,967	77.4		3,376,846	1,782,523	89.4
Average total deposits	8,910,422	4,820,256	84.9		8,427,175	4,635,374	81.8
Ratios:
Return on average common SVBFG stockholders’ equity (annualized) (1)(4)	9.94%	14.37%	(30.8)%		2.78%	14.25%	(80.5)%
Return on average assets (annualized) (1)(5)	0.84	1.37	(38.7)		0.33	1.38	(76.1)
Book value per common share (6)	25.43	22.48	13.1		25.43	22.48	13.1
Operating efficiency ratio (1)(7)	60.61	59.30	2.2		75.58	62.67	20.6
Allowance for loan losses as a percentage of total gross loans	1.85	1.13	72	bps	1.85	1.13	72	bps
Gross loan charge-offs as a percentage of average total gross loans (annualized)	4.03	0.57	346	bps	3.04	0.67	237	bps
Net loan charge-offs as a percentage of average total gross loans (annualized)	2.75	0.51	224	bps	2.58	0.50	208	bps
Other Statistics:
Average SVB prime lending rate	4.00%	5.00%	100	bps	4.00%	5.44%	144	bps
Period end full-time equivalent employees	1,259	1,237	1.8		1,259	1,237	1.8
Non-GAAP measures:
Non-GAAP operating efficiency ratio (1)(8)	60.79%	57.68%	5.4%		66.67%	60.75%	9.7%
Non-GAAP noninterest income, net of noncontrolling interest (9)	$29,190	$39,396	(25.9)		$88,573	$126,562	(30.0)
Non-GAAP noninterest expense, net of noncontrolling interest (9)	76,935	77,567	(0.8)		246,852	242,977	1.6
Tangible common equity to tangible assets (10)	6.73	9.06	(25.7)		6.73	9.06	(25.7)
Tangible common equity to risk-weighted assets (10)	11.43	9.28	23.2		11.43	9.28	23.2

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.
(1)	Balances, results and ratios for all periods presented reflect our adoption of ASC 470-20 (formerly known as FSP SFAS No. 14-1). Refer to “Critical Accounting Policies and Estimates – Impact of Adopting FASB Issued Guidance over Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” in “Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for the three and nine months ended September 30, 2008 have been retrospectively adjusted.
(2)	Noninterest income included net gains of $5.1 million and net losses of $31.6 million attributable to noncontrolling interests for the three and nine months ended September 30, 2009, respectively, compared to net gains of $1.0 million and $0.1 million for the comparable 2008 periods, respectively. See “Results of Operations – Noninterest Income” for a description of noninterest income attributable to noncontrolling interests.
(3)	Noninterest expense included $2.9 million and $9.1 million attributable to noncontrolling interests for the three and nine months ended September 30, 2009, respectively, compared to $2.9 million and $8.1 million for the comparable 2008 periods. See “Results of Operations – Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity).
(5)	Ratio represents annualized consolidated net income attributable to SVBFG divided by quarterly and year-to-date average assets.
(6)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity (excluding preferred equity) by total outstanding common shares.
(7)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable-equivalent income.
(8)	See “Results of Operations – Noninterest Expense ” for a reconciliation of the non-GAAP operating efficiency ratio.
(9)	See “Results of Operations – Noninterest Income” for a description of noninterest income and noninterest expense that is attributable to noncontrolling interests.
(10)	See “Capital Resources – Capital Ratios” for a reconciliation of non-GAAP tangible common equity and tangible assets.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2008 Form 10-K.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our marketable investment securities, certain non-marketable investment securities using investment company fair value accounting and derivatives are financial instruments recorded at fair value on a recurring basis. For a detailed description of our methodology, critical estimates and approach for fair value measurements of assets and liabilities, refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2008 Form 10-K.

At September 30, 2009, approximately 27.3 percent of our total assets, or $3.4 billion, consisted of financial assets recorded at fair value on a recurring basis. Of these assets, 89.4 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 10.6 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. Almost all of our financial assets valued using Level 3 measurements at September 30, 2009 represented non-marketable securities. At September 30, 2009, 0.2 percent of total liabilities, or $20.2 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs. There were no material transfers in or out of Level 3 during the nine months ended September 30, 2009. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring that models that provide values used in financial statements be validated by qualified personnel and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

As of September 30, 2009, our available-for-sale investment portfolio, consisting primarily of U.S. agency debentures, U.S. agency-issued and investment grade mortgage securities and municipal bonds, represented $3.0 billion, or 86.9 percent of our portfolio of assets measured at fair value on a recurring basis. These instruments were classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available-for-sale fixed-income investment securities portfolio consisted primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the fixed-income investment portfolio are reviewed and monitored on an ongoing basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at September 30, 2009 totaled $540.9 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at September 30, 2009 totaled $89.9 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At September 30, 2009, we had not utilized our repurchase lines to secure borrowed funds.

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

During the three and nine months ended September 30, 2009, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value increases totaling $0.9 million and net unrealized fair value decreases totaling $45.3 million, respectively, primarily due to valuations in underlying equity and fund investments in our managed funds. Realized gains related to the Level 3 assets for the three and nine months ended September 30, 2009 of $4.5 million and $5.3 million, respectively, related primarily to gains from distributions from underlying fund investments in our managed funds of funds.

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

Correction of an Immaterial Error

During the second quarter of 2009, we determined that we had incorrectly recognized certain gains and losses on foreign exchange contracts in prior periods. The cumulative pre-tax effect of the error was $6.2 million, or $3.8 million after-tax and is considered to be immaterial to the prior periods. However, since the cumulative impact of correcting this error would have been material to the results of the quarter ended June 30, 2009, we applied the guidance of ASC 250-10-S99-1 and S99-2 (formerly known as SAB 99 and SAB 108). This guidance requires that the prior financial statements be corrected, even though such revisions were, and continue to be, immaterial to the prior period financial statements. As such, the affected prior period results have been revised as follows: For the three months ended March 31, 2009, net loss increased by $1.2 million, or $0.04 per diluted common share; for the year ended December 31, 2008, net income was reduced by $2.3 million, or $0.07 per diluted common share; and for the year ended December 31, 2007, net income was reduced by $0.2 million, or $0.01 per diluted common share. For further details, please refer to Note 1-“Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended September 30, 2009 and 2008

Net interest income increased by $2.2 million to $97.4 million for the three months ended September 30, 2009, compared to $95.2 million for the comparable 2008 period. Overall, we saw an increase in our net interest income, primarily due to the low interest rate environment, which lowered our costs on deposits and London Interbank Offered Rates (“LIBOR”) rates underlying our long-term debt. In addition, we saw an improvement in our net interest income as a result of our growing interest-earning investment portfolio. Although our cost of funding benefited from the low interest rate environment, lower loan balances and the decline in interest rates earned on our loan portfolio decreased our net interest income.

The main factors affecting interest income and interest expense for the three months ended September 30, 2009, compared to the comparable 2008 period are discussed below:

•	Interest income for the three months ended September 30, 2009 decreased by $5.5 million primarily due to:

¡

An $11.2 million decrease in interest income on loans driven by a $319.2 million decrease in average loan balances for the three months ended September 30, 2009, compared to the comparable 2008 period, as well as a 46 basis points decrease in loan yields. While we continue to make loans to new borrowers, we had a net decrease in average loan balances primarily from loans to venture capital/private equity funds for capital calls due to the effects of the downturn in the economy causing pressures on mergers and acquisitions (“M&A”) activity and lower levels of venture capital investments, as well as from a decrease in loans to software and hardware clients reflecting continued efforts by some clients to de-leverage their businesses. The decrease in loan yields was due primarily to a 100 basis points decrease in our prime-lending rate during the fourth quarter of 2008, in response to certain Federal Fund rate decreases. Our average prime-lending rate was 4.00 percent for the three months ended September 30, 2009, compared to 5.00 percent for the comparable 2008 period.

¡

A decrease of $0.3 million in interest income on short-term investment securities, primarily due to decreases in the Federal Funds rates in the fourth quarter of 2008, partially offset by an increase in average balances as a result of excess cash from the growth in our deposits.

These decreases were partially offset by a $6.1 million increase in interest income on interest-earning investment securities, primarily related to the growth in average balances of $1.1 billion due to purchases of agency-issued collateralized mortgage obligations and U.S. agency securities. The investments were made as part of our overall investment strategy to invest excess cash as a result of the growth in our deposits. The increase in interest income from growth in average balances was partially offset by a decrease in yields due to the current low interest rate environment.

•	Interest expense for the three months ended September 30, 2009 decreased by $7.6 million primarily due to:

¡	A decrease in interest expense of $3.1 million from long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes.

¡

A decrease in interest expense from short-term borrowings of $3.0 million, primarily due to declining short-term market interest rates and a decrease in average balances outstanding. Average short-term borrowings decreased by $502.2 million to $42.1 million for the three months ended September 30, 2009, compared to $544.3 million for the comparable 2008 period, due to growth in deposit balances.

¡

A decrease in interest expense from interest-bearing deposits of $1.5 million, primarily related to a decrease in deposit rates due to declining market rates and our decision to lower rates in the first quarter and third quarter of 2009, partially offset by an increase in average interest-bearing balances of $1.5 billion. The increase in average balances was primarily due to clients’ preference for the security provided by the FDIC, the lack of attractive alternative investment opportunities due to the current low interest rate environment and the discontinuation of our off-balance sheet sweep product in late 2008.

Nine months ended September 30, 2009 and 2008

Net interest income increased by $7.8 million to $281.7 million for the nine months ended September 30, 2009, compared to $273.9 million for the comparable 2008 period. Overall, we saw an increase in our net interest income, primarily due to the low interest rate environment, which lowered our costs on deposits and LIBOR rates underlying our long-term debt. In addition, we saw an improvement in our net interest income as a result of our growing interest-earning investment portfolio. Although our cost of funding benefited from the low interest rate environment, higher deposit balances, lower loan balances and the decline in interest rates earned on our loan portfolio decreased our net interest income.

The main factors affecting interest income and interest expense for the nine months ended September 30, 2009, compared to the comparable 2008 period are discussed below:

•	Interest income for the nine months ended September 30, 2009 decreased by $6.8 million primarily due to:

¡

A $13.0 million decrease in interest income on loans driven principally by a 99 basis point decrease in loan yields due primarily to decreases totaling 325 basis points in our prime-lending rate during 2008, in response to certain Federal Fund rate decreases. Our average prime-lending rate was 4.00 percent for the nine months ended September 30, 2009, compared to 5.44 percent for the comparable 2008 period. The impact of lower loan yields was partially offset by an increase of $377.8 million in average loan balances for the nine months ended September 30, 2009, compared to the comparable 2008 period. This growth was driven primarily by loan growth from software, life science, and hardware clients, partially offset by a decrease in loans to venture capital/private equity funds for capital calls.

¡

A $3.3 million decrease in interest income on short-term investments primarily due to the decreases in the Federal Funds rates in 2008, partially offset by the effect of a $2.7 billion increase in average balances resulting from the growth in our deposits.

These decreases were partially offset by an increase of $9.5 million in interest income on interest-earning investment securities, primarily related to the growth in average balances of $608.8 million due to purchases of agency-issued collateralized mortgage obligations and U.S. agency securities.

•	Interest expense for the nine months ended September 30, 2009 decreased by $14.6 million primarily due to:

¡	A decrease in interest expense of $9.0 million related to our long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes.

¡

A decrease in interest expense related to our short-term borrowings of $5.9 million, primarily due to declining short-term market interest rates, as well as a decrease in average balances outstanding. Average short-term borrowings decreased by $284.2 million to $45.0 million for the nine months ended September 30, 2009, compared to $329.2 million for the comparable 2008 period. This decrease was due to the availability of excess cash resulting from the growth in deposit balances.

These decreases were partially offset by an increase in interest expense of $0.3 million from interest-bearing deposits, primarily due to a $1.6 billion increase in average interest-bearing deposits. This increase was primarily due to clients’ preference for the security provided by the FDIC, the lack of attractive alternative investment opportunities due to the current low interest rate environment and the discontinuation of our off-balance sheet sweep product in late 2008. These factors were partially offset by a decrease in deposit interest rates due to declining market rates and our decision to lower rates in the first quarter and third quarter of 2009.

Analysis of Interest Changes Due to Volume and Rate (Fully Taxable-Equivalent Basis)

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change”. Changes in our prime-lending rate impact the yield earned on our loans, and changes in short-term market rates, primarily the fed funds target rate, impact rates paid on our interest-bearing deposits. The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2009 Compared to 2008			2009 Compared to 2008
	Three months ended September 30, Increase (decrease) due to change in			Nine months ended September 30, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$4,084	$(4,429)	$(345)	$13,379	$(16,664)	$(3,285)
Investment securities (Taxable)	10,832	(4,591)	6,241	18,556	(9,026)	9,530
Investment securities (Non-Taxable)	(90)	(61)	(151)	169	(204)	(35)
Loans, net of unearned income	(5,874)	(5,333)	(11,207)	21,609	(34,591)	(12,982)

Increase (decrease) in interest income, net	8,952	(14,414)	(5,462)	53,713	(60,485)	(6,772)

Interest expense:
NOW deposits	(9)	(10)	(19)	(5)	(36)	(41)
Regular money market deposits	(56)	(329)	(385)	85	(947)	(862)
Bonus money market deposits	26	(1,907)	(1,881)	385	(4,930)	(4,545)
Money market deposits in foreign offices	90	—	90	342	—	342
Time deposits	(102)	(228)	(330)	(80)	(585)	(665)
Sweep deposits	2,863	(1,804)	1,059	9,595	(3,479)	6,116

Total increase (decrease) in deposits expense	2,812	(4,278)	(1,466)	10,322	(9,977)	345
Short-term borrowings	(1,506)	(1,520)	(3,026)	(2,841)	(3,059)	(5,900)
Zero-coupon convertible subordinated notes	—	—	—	(2,418)	—	(2,418)
3.875% convertible senior notes	36	(14)	22	3,793	91	3,884
Junior subordinated debentures	36	343	379	108	685	793
Senior and subordinated notes	239	(2,853)	(2,614)	933	(9,293)	(8,360)
Other long-term debt	(472)	(439)	(911)	(1,359)	(1,570)	(2,929)

Total (decrease) in borrowings expense	(1,667)	(4,483)	(6,150)	(1,784)	(13,146)	(14,930)

Increase (decrease) in interest expense, net	1,145	(8,761)	(7,616)	8,538	(23,123)	(14,585)

Increase (decrease) in net interest income	$7,807	$(5,653)	$2,154	$45,175	$(37,362)	$7,813

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 3.70 percent and 3.79 percent for the three and nine months ended September 30, 2009, compared to 5.70 percent and 5.85 percent for the comparable 2008 periods. The decreases in net interest margin were primarily due to decreases in the yield earned on our loan portfolio resulting from reductions in our prime-lending rate, which we lowered in response to certain Federal Reserve rate cuts in 2008. The decreases in net interest margin were also attributable to an increase in cash as a result of the growth in noninterest-bearing and interest-bearing deposits, which were invested in overnight cash with the Federal Reserve earning 25 basis points throughout the third quarter of 2009. These declines in our net interest margin were partially offset by a decrease in interest expense from borrowings due to declining market rates.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2009 and 2008, respectively.

Average Balances, Rates and Yields for the Three Months Ended September 30, 2009 and 2008

	Three months ended September 30,
	2009			2008 *
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,370,898	$2,367	0.28%	$383,009	$2,712	2.82%
Investment securities: (2)
Taxable	2,412,432	21,562	3.55	1,288,039	15,321	4.73
Non-taxable (3)	102,142	1,550	6.02	108,115	1,701	6.26
Total loans, net of unearned income (4)	4,544,510	83,049	7.25	4,863,706	94,256	7.71

Total interest-earning assets	10,429,982	108,528	4.12	6,642,869	113,990	6.82

Cash and due from banks	205,084			241,536
Allowance for loan losses	(114,364)			(55,998)
Goodwill	—			4,092
Other assets (5)	889,924			715,326

Total assets (6)	$11,410,626			$7,547,825

Funding sources:
Interest-bearing liabilities:
NOW deposits	$35,092	$34	0.38%	$42,538	$53	0.50%
Regular money market deposits	122,809	145	0.47	139,210	530	1.51
Bonus money market deposits	1,035,822	1,208	0.46	1,027,018	3,089	1.20
Money market deposits in foreign offices	68,589	90	0.52	—	—	—
Time deposits	346,714	568	0.65	395,970	898	0.90
Sweep deposits	1,927,910	2,756	0.57	389,231	1,697	1.73

Total interest-bearing deposits	3,536,936	4,801	0.54	1,993,967	6,267	1.25
Short-term borrowings	42,134	16	0.15	544,301	3,042	2.22
3.875% convertible senior notes (6)	246,065	3,512	5.66	243,976	3,490	5.69
Junior subordinated debentures	55,956	893	6.33	52,502	514	3.89
Senior and subordinated notes	552,171	1,767	1.27	522,302	4,381	3.34
Other long-term debt	58,033	179	1.22	151,998	1,090	2.85

Total interest-bearing liabilities	4,491,295	11,168	0.99	3,509,046	18,784	2.13
Portion of noninterest-bearing funding sources	5,938,687			3,133,823

Total funding sources	10,429,982	11,168	0.42	6,642,869	18,784	1.12

Noninterest-bearing funding sources:
Demand deposits	5,373,486			2,826,289
Other liabilities	183,781			194,426
SVBFG stockholders’ equity (6)	1,045,340			717,759
Noncontrolling interests (7)	316,724			300,305
Portion used to fund interest-earning assets	(5,938,687)			(3,133,823)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$11,410,626			$7,547,825

Net interest income and margin (6)		$97,360	3.70%		$95,206	5.70%

Total deposits	$8,910,422			$4,820,256

Average SVBFG stockholders’ equity as a percentage of average assets			9.16%			9.51%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(542)			(595)

Net interest income, as reported		$96,818			$94,611

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.
(1)	Includes average interest-bearing deposits in other financial institutions of $182.7 million and $90.0 million for the three months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, balance also includes $3.1 billion deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $505.3 million and $388.2 million for the three months ended September 30, 2009 and 2008, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.
(6)	Amounts for all periods presented reflect our adoption of ASC 470-20 (formerly known as FSP APB No. 14-1). Amounts for the three months ended September 30, 2008 have been retrospectively adjusted.
(7)	Our 2009 adoption of ASC 810-10-65 (formerly known as SFAS No. 160) required us to clarify our presentation of noncontrolling interests and had no effect on our results of operations or stockholders’ equity.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2009 and 2008

	Nine months ended September 30,
	2009			2008 *
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,190,730	$7,228	0.30%	$484,892	$10,513	2.90%
Investment securities: (2)
Taxable	1,837,141	53,207	3.87	1,231,948	43,677	4.74
Non-taxable (3)	103,839	4,766	6.14	100,184	4,801	6.40
Total loans, net of unearned income (4)	4,811,481	255,548	7.10	4,433,731	268,530	8.09

Total interest-earning assets	9,943,191	320,749	4.31	6,250,755	327,521	7.00

Cash and due from banks	241,150			254,856
Allowance for loan losses	(112,857)			(52,363)
Goodwill	1,334			4,092
Other assets (5)	862,354			696,373

Total assets (6)	$10,935,172			$7,153,713

Funding sources:
Interest-bearing liabilities:
NOW deposits	$42,653	$120	0.38%	$43,888	$161	0.49%
Regular money market deposits	151,394	625	0.55	142,787	1,487	1.39
Bonus money market deposits	977,096	4,246	0.58	934,253	8,791	1.26
Money market deposits in foreign offices	60,767	342	0.75	—	—	—
Time deposits	364,024	1,919	0.70	375,914	2,584	0.92
Sweep deposits	1,780,912	10,001	0.75	285,681	3,885	1.82

Total interest-bearing deposits	3,376,846	17,253	0.68	1,782,523	16,908	1.27
Short-term borrowings	44,990	57	0.17	329,198	5,957	2.42
Zero-coupon convertible subordinated notes (6)	—	—	—	93,475	2,418	3.46
3.875% convertible senior notes (6)	245,463	10,523	5.73	156,822	6,639	5.65
Junior subordinated debentures	55,939	2,572	6.15	52,853	1,779	4.50
Senior and subordinated notes	561,064	7,749	1.85	528,565	16,109	4.07
Other long-term debt	79,924	917	1.53	152,339	3,846	3.37

Total interest-bearing liabilities	4,364,226	39,071	1.20	3,095,775	53,656	2.32
Portion of noninterest-bearing funding sources	5,578,965			3,154,980

Total funding sources	9,943,191	39,071	0.52	6,250,755	53,656	1.15

Noninterest-bearing funding sources:
Demand deposits	5,050,329			2,852,851
Other liabilities	183,334			227,628
Discount on zero-coupon convertible subordinated notes (6)	—			671
SVBFG stockholders’ equity (6)	1,022,701			695,301
Noncontrolling interests (7)	314,582			281,487
Portion used to fund interest-earning assets	(5,578,965)			(3,154,980)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$10,935,172			$7,153,713

Net interest income and margin (6)		$281,678	3.79%		$273,865	5.85%

Total deposits	$8,427,175			$4,635,374

Average SVBFG stockholders’ equity as a percentage of average assets			9.35%			9.72%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,668)			(1,680)

Net interest income, as reported		$280,010			$272,185

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.
(1)	Includes average interest-bearing deposits in other financial institutions of $179.0 million and $90.7 million for the nine months ended September 20, 2009 and 2008, respectively. For the nine months ended September 30, 2009, balance also includes $2.9 billion deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $481.1 million and $369.0 million for the nine months ended September 30, 2009 and 2008, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.
(6)	Amounts for all periods presented reflect our adoption of ASC 470-20 (formerly known as FSP APB No. 14-1). Amounts for the nine months ended September 30, 2008 have been retrospectively adjusted.
(7)	Our 2009 adoption of ASC 810-10-65 (formerly known as SFAS No. 160) required us to clarify our presentation of noncontrolling interests and had no effect on our results of operations or stockholders’ equity.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. We consider our allowance for loan losses of $86.7 million adequate to cover credit losses inherent in the loan portfolio at September 30, 2009. The following table summarizes our allowance for loan losses for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Allowance for loan losses, beginning balance	$110,473	$52,888	$107,396	$47,293
Provision for loan losses	8,030	13,682	72,889	29,756
Gross loan charge-offs	(46,553)	(7,000)	(110,464)	(22,306)
Loan recoveries	14,763	720	16,892	5,547

Allowance for loan losses, ending balance	$86,713	$60,290	$86,713	$60,290

Provision as a percentage of total gross loans (annualized)	0.68%	1.02%	2.08%	0.75%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	4.03	0.57	3.04	0.67
Net loan charge-offs as a percentage of average total gross loans (annualized)	2.75	0.51	2.58	0.50
Allowance for loan losses as a percentage of total gross loans	1.85	1.13	1.85	1.13
Total gross loans at period-end	$4,692,498	$5,323,323	$4,692,498	$5,323,323
Average total gross loans	4,583,320	4,897,996	4,852,543	4,464,716

Our provision for loan losses decreased by $5.7 million to $8.0 million for the three months ended September 30, 2009, compared to $13.7 million for the comparable 2008 period. Our provision of $8.0 million for the three months ended September 30, 2009 is detailed as follows:

•

Gross loan charge-offs of $46.6 million, primarily from our software, venture capital/private equity and hardware client portfolios. Gross loan charge-offs included $27.4 million of loans that were previously included as nonperforming loans, with specific reserves of $34.9 million.

•

Loan recoveries of $14.8 million, primarily due to a partial recovery of $11.4 million from a loan within our hardware industry portfolio that was charged-off in the first quarter of 2009. The remaining recoveries of $3.4 million were primarily from our life sciences and software client portfolios.

•

Our net loan charge-offs of $31.8 million, as a percentage of average total gross loans (annualized) was 2.75 percent for the third quarter of 2009, compared to our allowance for loan losses as a percentage of total gross loans (annualized) of 1.85 percent for the third quarter of 2009. Net loan charge-offs of 2.75 percent for the third quarter of 2009 included the finalization of the HRJ Capital, LLC (“HRJ”) transaction and the charge-offs of certain other impaired loans.

As shown in the table below, we believe our allowance for loan losses of 1.85 percent is adequate and is indicative of ongoing levels of future net charge-offs.

	Period end balances at
(Dollars in thousands, except ratios)	September 30, 2009	September 30, 2008
Allowance for loan losses as a percentage of total gross loans	1.85%	1.13%
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.37	1.02
Allowance for loan losses for nonperforming loans as a percentage of total gross nonperforming loans	32.36	63.31
Allowance for loan losses	$86,713	$60,290
Allowance for loan losses for performing loans	63,357	54,347
Allowance for loan losses for nonperforming loans	23,356	5,943
Total gross performing loans	4,620,325	5,313,936
Total gross nonperforming loans	72,173	9,387

Our provision for loan losses increased by $43.1 million to $72.9 million for the nine months ended September 30, 2009, compared to $29.8 million for the comparable 2008 period. Our provision of $72.9 million for the nine months ended September 30, 2009 is detailed as follows:

•

Gross loan charge-offs of $110.5 million, primarily from our software, venture capital/private equity and hardware client portfolios. Gross loan charge-offs included $39.4 million of loans that were previously included as nonperforming loans, with specific reserves of $41.0 million.

•

Loan recoveries of $16.9 million, primarily due to a partial recovery of $11.4 million from a loan within our hardware industry portfolio that was charged-off in the first quarter of 2009. The remaining recoveries of $5.5 million were primarily from our life sciences, software and hardware client portfolios.

In July 2009, an independent asset management firm announced that it had closed its transaction with HRJ to assume the management of HRJ’s private equity and real estate funds of funds. The finalization of this transaction in the third quarter of 2009 had a favorable impact on our overall allowance for loan losses and nonperforming loans.

Noninterest Income

A summary of noninterest income for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008 *	% Change	2009	2008 *	% Change
Foreign exchange fees	$7,491	$8,641	(13.3)%	$22,574	$24,446	(7.7)%
Deposit service charges	6,906	6,129	12.7	20,319	18,076	12.4
Client investment fees	5,527	13,636	(59.5)	17,355	41,006	(57.7)
Letters of credit and standby letters of credit income	3,019	3,050	(1.0)	8,240	9,138	(9.8)
Credit card fees	2,300	1,473	56.1	6,696	4,675	43.2
Corporate finance fees	—	—	—	—	3,640	(100.0)
(Losses) gains on derivative instruments, net	(1,090)	6,472	(116.8)	(2,123)	13,479	(115.8)
Gains (losses) on investment securities, net	3,905	(876)	NM	(37,890)	(4,949)	NM
Other	6,249	1,913	NM	21,830	17,194	27.0

Total noninterest income	$34,307	$40,438	(15.2)	$57,001	$126,705	(55.0)

NM-	Not meaningful
*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Sponsored Funds and Strategic Investments, the entire income or loss from funds where we own significantly less than 100%. We also recognize, as part of our equity valuation business through SVB Analytics, the results of eProsper, of which we own 65%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income and net losses on investment securities, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2009	2008 *	% Change	2009	2008 *	% Change
GAAP noninterest income	$34,307	$40,438	(15.2)%	$57,001	$126,705	(55.0)%
Less: income (losses) attributable to noncontrolling interests, including carried interest	5,117	1,042	NM	(31,572)	143	NM

Non-GAAP noninterest income, net of noncontrolling interests	$29,190	$39,396	(25.9)	$88,573	$126,562	(30.0)

NM-	Not meaningful
*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.

Foreign Exchange Fees

Foreign exchange fees were $7.5 million and $22.6 million for the three and nine months ended September 30, 2009, compared to $8.6 million and $24.4 million for the comparable 2008 periods. The decreases were primarily due to lower commissioned notional volumes, which decreased to $1.3 billion and $3.4 billion for the three and nine months ended September 30, 2009, compared to $1.6 billion and $4.9 billion for the comparable 2008 periods. The decrease in commissioned notional volumes was partially offset by higher commission rates as a higher portion of that volume came from trades with notional amounts less than $1 million for the three and nine months ended September 30, 2009, which carry comparatively higher commission rates.

Deposit Service Charges

Deposit service charges were $6.9 million and $20.3 million for the three and nine months ended September 30, 2009, compared to $6.1 million and $18.1 million for the comparable 2008 periods. The increases were primarily attributable to a decrease in the credit received by clients due to decreases in short-term market interest rates in 2008.

Client Investment Fees

Client investment fees were $5.5 million and $17.4 million for the three and nine months ended September 30, 2009, respectively, compared to $13.6 million and $41.0 million for the comparable 2008 periods. The decreases were primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average client investment funds. During the latter half of the fourth quarter of 2008, we discontinued offering a third party off-balance sheet sweep product, primarily due to our decision to utilize our own on-balance sheet sweep product. In addition, growth in off-balance sheet funds was challenged due to the significant decline of initial public offerings (“IPO”), resulting in less client funds available for investment. Based on the expectation of continued lower margins on certain client investment products, we expect to see continued declining client investment fees throughout the fourth quarter of 2009. The following table summarizes average client investment funds for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2009	2008	% Change	2009	2008	% Change
Client directed investment assets (1)	$10,644	$12,948	(17.8)%	$11,109	$12,819	(13.3)%
Client investment assets under management	5,477	6,406	(14.5)	5,574	6,262	(11.0)
Sweep money market funds	—	2,682	(100.0)	75	2,692	(97.2)

Total average client investment funds (2)	$16,121	$22,036	(26.8)	$16,758	$21,773	(23.0)

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third-party financial institutions.

Period-end total client investment funds were $16.4 billion at September 30, 2009, compared to $18.6 billion at December 31, 2008.

Credit Card Fees

Credit card fees were $2.3 million and $6.7 million for the three and nine months ended September 30, 2009, respectively, compared to $1.5 million and $4.7 million for the comparable 2008 periods. The increases were primarily due to the purchase of our credit card portfolio in the first quarter of 2009, as we began to process our credit card business in-house. Refer to Note 12- “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.

Corporate Finance Fees

There were no corporate finance fees for the three or nine months ended September 30, 2009, compared to $3.6 million for the nine months ended September 30, 2008. The decrease was a result of the decision to cease operations at SVB Alliant in July 2007. The $3.6 million in fees for the nine months ended September 30, 2008 represented the completion of all remaining client transactions at SVB Alliant as of March 31, 2008.

(Losses) Gains on Derivative Instruments, Net

A summary of (losses) gains on derivative instruments, net, for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$360	$561	(35.8)%	$1,304	$1,767	(26.2)%
(Losses) gains on internal foreign exchange forward contracts, net (2)	(128)	4,452	(102.9)	(2,664)	1,985	NM

Total gains (losses) on foreign exchange forward contracts, net	232	5,013	(95.4)	(1,360)	3,752	(136.2)

Change in fair value of interest rate swap (3)	—	(10)	(100.0)	(170)	376	(145.2)
Gains on covered call options (4)	—	24	(100.0)	—	402	(100.0)
Equity warrant assets: (5)
(Losses) gains on exercise, net	(506)	1,130	(144.8)	(338)	6,321	(105.3)
Change in fair value:
Cancellations and expirations	(1,170)	(950)	23.2	(3,644)	(1,895)	92.3
Other changes in fair value	354	1,265	(72.0)	3,389	4,523	(25.1)

Total net (losses) gains on equity warrant assets (6)	(1,322)	1,445	(191.5)	(593)	8,949	(106.6)

Total (losses) gains on derivative instruments, net	$(1,090)	$6,472	(116.8)	$(2,123)	$13,479	(115.8)

NM-	Not meaningful
(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income (loss).
(3)	Represents the change in the fair value hedge of the junior subordinated debentures. In December 2008, our counterparty called this swap for settlement in January 2009. As a result, the swap was terminated and no longer designated as a hedging instrument.
(4)	Represents net gains on covered call options by one of our sponsored debt funds.
(5)	At September 30, 2009, we held warrants in 1,250 companies, compared to 1,258 companies at September 30, 2008.
(6)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net (Income) Loss Attributable to Noncontrolling Interests”.

Net losses on derivative instruments were $1.1 million for the three months ended September 30, 2009, compared to net gains of $6.5 million for the comparable 2008 period. The decrease of $7.6 million was primarily due to the following:

•

Net losses from foreign exchange forward contracts hedging our foreign currency denominated loans of $0.1 million for the three months ended September 30, 2009, compared to net gains of $4.5 million for the comparable 2008 period. The change was primarily due to the significant strengthening of the U.S. dollar in the third quarter of 2008 against the Pound Sterling and Euro. Exchange rate fluctuations in the third quarter of 2009 were relatively flat.

•

Net losses from the exercise of certain warrant positions of $0.5 million for the three months ended September 30, 2009, compared to net gains of $1.1 million for the comparable 2008 period. The net losses for the three months ended September 30, 2009 were primarily a result of net losses from the exercise of one warrant position, as well as from lower gains recognized from exercise reflecting the impact of slowing mergers and acquisitions (“M&A”) and IPO markets in late 2008 and throughout 2009 due to the current economic environment.

•

Net gains from changes in the fair value of our equity warrant assets of $0.4 million for the three months ended September 30, 2009, compared to $1.3 million for the comparable 2008 period. The decrease was primarily attributable to the overall lower comparative valuations from our public and private company portfolios as well as from current economic conditions. Net gains of $0.4 million for the third quarter of 2009 were due to $0.8 million from share price increases of certain investments in our public company warrant portfolio, partially offset by $0.4 million from valuation decreases in our private warrant portfolio.

Losses on derivative instruments, net, were $2.1 million for the nine months ended September 30, 2009, compared to net gains of $13.5 million for the comparable 2008 period. The decrease of $15.6 million was primarily due to the following:

•

Net losses from the exercise of certain warrant positions of $0.3 million for the nine months ended September 30, 2009, compared to net gains of $6.3 million for the comparable 2008 period. The net losses for the three months ended September 30, 2009 were primarily a result of net losses recognized from exercises of warrant positions reflecting the impact of slowing M&A and IPO markets in late 2008 and throughout 2009 due to the current economic environment. In addition, during the nine months ended September 30, 2008, we recognized a gain of $3.9 million from the sale of one warrant position.

•

Net losses from foreign exchange forward contracts hedging our foreign currency denominated loans of $2.7 million for the nine months ended September 30, 2009, compared to net gains of $2.0 million for the comparable 2008 period. The change was primarily due to the weakening of the U.S. dollar in nine months ended September 30, 2009 against the Pound Sterling, compared to the strengthening of the dollar against the Pound Sterling for the comparable 2008 period.

•

Net losses from warrant cancellations and terminations of $3.6 million for the nine months ended September 30, 2009, compared to net losses of $1.9 million for the comparable 2008 period. The increase in warrant terminations in 2009 is reflective of the downturn in the overall economy.

Gains (Losses) on Investment Securities, Net

We experience variability in the performance of our private equity and venture capital investments from quarter to quarter due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. The valuation of our investments were affected by a more challenging venture capital environment, a significant slowdown of merger and acquisition (“M&A”) activities and effectively a halt in IPOs among our portfolio companies in 2008 and the first nine months of 2009. The net losses for the nine months ended September 30, 2009 were primarily due to lower valuations of private companies as a result of the overall impact of lower than expected operating results, lower comparative valuations from other private companies, and declines in the public equity markets, reflective of the current economic slowdown throughout the venture capital/private equity community. As a result, we saw more unrealized losses in the nine months ended September 30, 2009, compared to the comparable 2008 period. In addition, we experienced realized losses in our “other” investments for the nine months ended September 30, 2009 due to impairment losses primarily from our private equity fund investments, due principally to sustained valuation decreases in underlying portfolio companies. For the nine months ended September 30, 2008, realized losses in our “other” investments were due to sales of our marketable equity securities, which are publicly traded shares acquired upon exercise of equity warrant assets. The following tables provide a summary of net gains (losses) on investment securities for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized gains (losses)	$2,896	$(366)	$85	$—	$2,615
Realized (losses) gains	(342)	3,146	657	(2,171)	1,290

Total gains (losses) on investment securities, net	$2,554	$2,780	$742	$(2,171)	$3,905

Less: income attributable to noncontrolling interests, including carried interest	2,328	2,511	41	—	4,880

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$226	$269	$701	$(2,171)	$(975)

	Three months ended September 30, 2008
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized gains (losses)	$4,669	$(3,386)	$(2,004)	$—	$(721)
Realized gains (losses)	—	1,525	364	(2,044)	(155)

Total gains (losses) gains on investment securities, net	$4,669	$(1,861)	$(1,640)	$(2,044)	$(876)

Less: income (losses) attributable to noncontrolling interests, including carried interest	4,137	(1,854)	(1,063)	—	1,220

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$532	$(7)	$(577)	$(2,044)	$(2,096)

	Nine months ended September 30, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized (losses) gains	$(3,492)	$(37,914)	$1,867	$—	$(39,539)
Realized (losses) gains	(1,772)	5,203	1,780	(3,562)	1,649

Total (losses) gains on investment securities, net	$(5,264)	$(32,711)	$3,647	$(3,562)	$(37,890)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(4,863)	(28,425)	797	—	(32,491)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(401)	$(4,286)	$2,850	$(3,562)	$(5,399)

	Nine months ended September 30, 2008
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized gains (losses)	$2,377	$(7,505)	$(8,279)	$—	$(13,407)
Realized gains (losses)	4,672	6,707	924	(3,845)	8,458

Total gains (losses) on investment securities, net	$7,049	$(798)	$(7,355)	$(3,845)	$(4,949)

Less: income (losses) attributable to noncontrolling interests, including carried interest	6,261	(1,732)	(4,756)	—	(227)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$788	$934	$(2,599)	$(3,845)	$(4,722)

Other Noninterest Income

A summary of other noninterest income for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008 *	% Change	2009	2008 *	% Change
Fund management fees	$2,437	$2,228	9.4%	$7,625	$6,105	24.9%
Service-based fee income (1)	1,700	2,073	(18.0)	5,645	6,329	(10.8)
(Losses) gains on foreign currency loans revaluation, net	(94)	(4,740)	(98.0)	1,886	(2,825)	(166.8)
Other	2,206	2,352	(6.2)	6,674	7,585	(12.0)

Total other noninterest income	$6,249	$1,913	NM	$21,830	$17,194	27.0

NM-	Not meaningful
*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.
(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

Other noninterest income was $6.2 million for the three months ended September 30, 2009, compared to $1.9 million for the comparable 2008 period. The increase was primarily due to net losses on revaluation of foreign currency loans of $0.1 million for the three months ended September 30, 2009, compared to net losses of $4.7 million for the comparable 2008 period. The change was primarily due to the significant strengthening of the U.S. dollar in the third quarter of 2008 against the Pound Sterling and Euro. Exchange rate fluctuations in the third quarter of 2009 were relatively flat. Net losses or gains on revaluation of foreign currency loans are partially offset by comparable net losses or gains from foreign exchange forward contracts, which are included in net (losses) gains on derivative instruments.

Other noninterest income was $21.8 million the nine months ended September 30, 2009, compared to $17.2 million for the comparable 2008 period. The increase was primarily due to net gains on revaluation of foreign currency loans of $1.9 million for the three months ended September 30, 2009, compared to net losses of $2.8 million for the comparable 2008 period. The change was primarily due to the weakening of the U.S. dollar in nine months ended September 30, 2009 against the Pound Sterling, compared to the strengthening of the dollar against the Pound Sterling for the comparable 2008 period.

Fund management fees were $2.4 million and $7.6 million for the three and nine months ended September 30, 2009, respectively, compared to $2.2 million and $6.1 million for the comparable 2008 periods. The increases in fund management fees were primarily due to the closings of a fund in the SVB Strategic Investors Fund family in the fourth quarter of 2008 and the first quarter of 2009. Typically, a fund of funds is formed through multiple closing transactions in which limited partners enter into investment commitments.

Noninterest Expense

A summary of noninterest expense for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Compensation and benefits	$45,815	$49,598	(7.6)%	$141,042	$153,438	(8.1)%
Professional services	12,109	9,623	25.8	35,452	27,556	28.7
Premises and equipment	5,892	5,781	1.9	16,993	16,424	3.5
FDIC assessments	2,589	671	NM	13,853	1,807	NM
Net occupancy	4,198	4,135	1.5	13,346	12,825	4.1
Business development and travel	2,902	3,389	(14.4)	9,578	10,575	(9.4)
Correspondent bank fees	2,118	1,689	25.4	5,994	5,011	19.6
Impairment of goodwill	—	—	—	4,092	—	—
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	—	—	3,858	(100.0)
Provision for (reduction of) unfunded credit commitments	65	(990)	(106.6)	(3,366)	(355)	NM
Other	4,119	6,535	(37.0)	18,975	19,918	(4.7)

Total noninterest expense	$79,807	$80,431	(0.8)	$255,959	$251,057	2.0

NM- Not meaningful

We use and report non-GAAP noninterest expense and a non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent expense attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2009	2008 *	% Change	2009	2008 *	% Change
GAAP noninterest expense	$79,807	$80,431	(0.8)%	$255,959	$251,057	2.0%
Less: amounts attributable to noncontrolling interests	2,872	2,864	0.3	9,107	8,080	12.7

Non-GAAP noninterest expense, net of noncontrolling interests	$76,935	$77,567	(0.8)	$246,852	$242,977	1.6

GAAP taxable equivalent net interest income	$97,361	$95,206	2.3	$281,678	$273,865	2.9
Less: income (losses) attributable to noncontrolling interests	1	129	(99.2)	(29)	492	(105.9)

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	97,360	95,077	2.4	281,707	273,373	3.0
Non-GAAP noninterest income, net of noncontrolling interests	29,190	39,396	(25.9)	88,573	126,562	(30.0)

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$126,550	$134,473	(5.9)	$370,280	$399,935	(7.4)

Non-GAAP operating efficiency ratio	60.79%	57.68%	5.4	66.67%	60.75%	9.7

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.

Compensation and Benefits

Compensation and benefits expense was $45.8 million for the three months ended September 30, 2009, compared to $49.6 million for the comparable 2008 period. The decrease of $3.8 million was largely due to a decrease of $4.8 million in expenses related to our Incentive Compensation Plan (“ICP”) and Employee Stock Ownership Plan (“ESOP”), as a result of lower expected financial results for 2009. These decreases were partially offset by an increase of $0.6 million in salaries and wages expense, primarily related to an increase in the average number of full-time equivalent (“FTE”) personnel, which increased to 1,262 for the three months ended September 30, 2009, compared to 1,227 for the comparable 2008 period. The increase in average FTE was primarily attributable to increases in sales and advisory positions to support our Global Commercial Bank operations.

Compensation and benefits expense was $141.0 million for the nine months ended September 30, 2009, compared to $153.4 million for the comparable 2008 period. The decrease of $12.4 million was largely due to a decrease of $20.5 million in expenses related to our ICP and ESOP, as a result of lower expected financial results for 2009. These decreases were partially offset by an increase of $5.9 million in salaries and wages expense, primarily related to an increase in the average number FTE personnel, which increased to 1,260 for the nine months ended September 30, 2009, compared to 1,200 for the comparable 2008 period. The increase in average FTE was primarily attributable to increase in sales and advisory positions to support our Global Commercial Bank operations.

Our variable compensation plans primarily consist of incentive compensation plans, SVB Financial Group 401(k), ESOP, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $8.0 million and $22.4 million for the three and nine months ended September 30, 2009, compared to $12.7 million and $43.8 million for the comparable 2008 periods.

Professional Services

Professional services expense was $12.1 million and $35.5 million for the three and nine months ended September 30, 2009, compared to $9.6 million and $27.6 million for the comparable 2008 periods. The increases were primarily due to consulting fees related to certain infrastructure projects and legal fees related to HRJ.

FDIC Assessments

FDIC assessments were $2.6 million for the three months ended September 30, 2009, compared to $0.7 million for the comparable 2008 period. The increase was primarily due to an increase in average deposit balances and an increase in FDIC assessment rates.

FDIC assessments were $13.9 million for the nine months ended September 30, 2009, compared to $1.8 million for the comparable 2008 period. The increase was primarily due to a special assessment fee of $5.0 million, mandated for all banks by the FDIC, an increase in average deposit balances, and an increase in FDIC assessment rates.

Impairment of Goodwill

We review goodwill for possible impairment on an annual basis, and we also monitor for any impairment triggering events quarterly. As such, as part of our quarterly review of goodwill during the three months ended March 31, 2009, we noted an impairment resulting from a change in our outlook for eProsper’s future financial performance. As a result, we recognized a non-cash non-tax deductible charge of $4.1 million relating to the impairment of goodwill in the first quarter of 2009. There is no remaining goodwill on our balance sheet as of September 30, 2009.

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

Provision for (Reduction of) Unfunded Credit Commitments

We calculate the provision for (reduction of) unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a provision of $0.1 million for the three months ended September 30, 2009, compared to a reduction in the provision for unfunded credit commitments of $1.0 million for the comparable 2008 period. The provision for unfunded credit commitments of $0.1 million for the third quarter of 2009 reflects an increase in historical loan loss factors applied to our unfunded portfolio, partially offset by a decrease in the balance of our total unfunded credit commitments. Total unfunded credit commitments were $4.8 billion as of September 30, 2009, compared to $5.0 billion at June 30, 2009.

We recorded a reduction in the provision for unfunded credit commitments of $3.4 million for the nine months ended September 30, 2009, compared to a reduction in the provision of $0.4 million for the comparable 2008 period. The reduction in the provision for the nine months ended September 30, 2009 was reflective of a decrease in the balance of our total unfunded credit commitments, which decreased from $5.6 billion at December 31, 2008 to $4.8 billion at September 30, 2009.

Other Noninterest Expense

A summary of other noninterest expense for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Tax credit fund amortization	$1,165	$1,036	12.5%	$3,458	$3,077	12.4%
Telephone	324	1,373	(76.4)	3,042	3,870	(21.4)
Postage and supplies	165	1,032	(84.0)	2,328	2,810	(17.2)
Other	2,465	3,094	(20.3)	10,147	10,161	(0.1)

Total other noninterest expense	$4,119	$6,535	(37.0)	$18,975	$19,918	(4.7)

The decrease in total other noninterest expense of $2.4 million for the three months ended September 30, 2009, compared to the comparable 2008 period was primarily due to the reversal of certain operating expense accruals. Total other noninterest expense for the nine months ended September 30, 2009 remained relatively unchanged compared to the comparable 2008 period.

Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests is primarily related to the noncontrolling interest holders’ portion of investment gains or losses and management fees from our managed funds. Noninterest (income) loss consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to the general partner entities at SVB Capital and one of our consolidated sponsored debt funds for funds management. Our adoption of ASC 810-10-65 (formerly known as SFAS No. 165) requires us to reclassify our presentation of noncontrolling interests. A summary of net (income) loss attributable to noncontrolling interests for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest (income) loss (1)	$(1)	$(129)	(99.2)%	$29	$(492)	(105.9)%
Noninterest (income) loss (1)	(5,114)	(1,393)	NM	32,946	(1,946)	NM
Noninterest expense (1)	2,872	2,864	0.3	9,107	8,080	12.7
Carried interest (2)	(3)	351	(100.9)	(1,374)	1,803	(176.2)

Net (income) loss attributable to noncontrolling interests	$(2,246)	$1,693	NM	$40,708	$7,445	NM

NM-	Not meaningful
(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing two of our managed funds of funds and the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds.

Income Taxes

Effective January 1, 2009, we adopted new accounting standards (ASC 810-10-65, formerly known as SFAS No. 160), which requires us to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners by presenting noncontrolling interests after net income (loss) in our interim consolidated statements of income. As a result, our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net (income) loss attributable to noncontrolling interests.

Our effective tax rate was 41.1 percent for the three months ended September 30, 2009, compared to 39.2 percent for the comparable 2008 period. The increase in the tax rate was primarily attributable to the lower tax impact of tax advantaged investments on our overall pre-tax income and tax impact of higher non-deductible officer’s compensation expense on overall pre-tax income.

Our effective tax rate was 44.2 percent for the nine months ended September 30, 2009, compared to 40.9 percent for the comparable 2008 period. The increase in the tax rate was primarily attributable to the tax impact of the $4.1 million non-tax deductible goodwill impairment associated with eProsper in the first quarter of 2009 as well as the tax impact of higher non-deductible officers’ compensation expense on overall pre-tax income.

Operating Segment Results

For management reporting purposes, we have four operating segments: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services.

In accordance with ASC 280 (formerly known as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information), we report segment information, make decisions and assess performance based on the “management” approach. Please refer to Note 11-“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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

Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. Effective January 1, 2009, we have four operating segments for management reporting purposes: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services. Previously, we reported based on three operating segments: Commercial Banking, SVB Capital, and Other Business Services. Additionally, we made certain changes effective January 1, 2009 as follows: (i) FDIC and state bank assessments are reported in noninterest expense within Global Commercial Bank, whereas previously these were recognized in noninterest expense under the Reconciling Items column; and (ii) we report the provision for loan losses by reportable segments, whereas previously the provision for loan losses was recognized under the Reconciling Items column. We have reclassified all prior period amounts to conform to the current period’s presentation.

The following is our segment information for the three and nine months ended September 30, 2009 and 2008, respectively.

Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest income	$88,494	$82,773	6.9%	$273,740	$246,076	11.2%
Provision for loan losses	(3,153)	(13,762)	(77.1)	(60,883)	(30,017)	102.8
Noninterest income	25,938	35,684	(27.3)	78,991	103,296	(23.5)
Noninterest expense	(31,961)	(31,498)	1.5	(103,506)	(92,348)	12.1

Income before income tax expense	$79,318	$73,197	8.4	$188,342	$227,007	(17.0)

Total average loans, net of unearned income	$3,575,026	$3,884,283	(8.0)	$3,819,466	$3,475,019	9.9
Total average assets	3,683,824	3,935,523	(6.4)	3,915,780	3,525,464	11.1
Total average deposits	8,757,097	4,671,979	87.4	8,264,929	4,479,278	84.5

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Net interest income from our Global Commercial Bank (“GCB”) increased by $5.7 million for the three months ended September 30, 2009, primarily due to an increase in the FTP earned for deposits due to significant deposit growth, as well as decreases in the FTP charge incurred for funded loans due to decreases in market rates. These increases were partially offset by a decrease in the FTP earned for deposits due to decreases in market interest rates, a decrease in interest income from loans due to a decrease in our average prime-lending rate, which decreased to 4.00 percent for the three months ended September 30, 2009, compared to 5.00 percent for the comparable 2008 period, as well as a decrease in average loan balances, which decreased by $309.3 million to $3.6 billion for the three months ended September 30, 2009.

The provision for loan losses for GCB of $3.2 million for the three months ended September 30, 2009 was primarily attributable to gross charge-offs primarily from our software, venture capital/private equity, and hardware industry portfolios, partially offset by an $11.4 million partial recovery of a single loan that was previously charged off in the first quarter of 2009 and a reduction of required reserves for impaired loans.

Noninterest income decreased by $9.7 million for the three months ended September 30, 2009, primarily due to a decrease in client investment fees of $8.0 million. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds due to the discontinuation of our off-balance sheet sweep product in late 2008.

Noninterest expense increased by $0.5 million for the three months ended September 30, 2009, primarily due to an increase in FDIC assessments, professional services expense and salaries and wages expense, partially offset by decreases in our incentive compensation and ESOP related expenses. The increase in FDIC assessments related primarily to an increase in average deposit balances and an increase in FDIC assessment rates. The increase in professional services expense was primarily due to consulting fees related to certain infrastructure projects and legal fees related to HRJ. The increase in salaries and wages expense was primarily due to an increase in the number of average FTE employees at GCB, which increased to 562 for the three months of September 30, 2009, compared to 538 for the comparable 2008 period. The decreases in incentive compensation and ESOP related expenses were as a result of lower expected financial results for 2009.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net interest income from the GCB increased by $27.7 million for the nine months ended September 30, 2009, primarily due to an increase in the FTP earned for deposits due to significant deposit growth, decreases in the FTP charge incurred for funded loans due to decreases in market interest rates, as well as an increase in interest income from growth in GCB’s loan portfolio. These increases were partially offset by a decrease in the FTP earned for deposits due to decreases in market interest rates, as well as from a decrease in interest income from loans due to a decrease in our average prime-lending rate, which decreased to 4.00 percent for the nine months ended September 30, 2009, compared to 5.44 percent for the comparable 2008 period.

The provision for loan losses for GCB of $60.9 million for the nine months ended September 30, 2009 was primarily attributable to gross charge-offs primarily from our software, venture capital/private equity, and hardware industry portfolios, partially offset by an $11.4 million partial recovery of a single loan that was previously charged off in the first quarter of 2009 and a reduction of required reserves for impaired loans.

Noninterest income decreased by $24.3 million for the nine months ended September 30, 2009, primarily due to a decrease in client investment fees of $23.7 million. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds due to the discontinuation of our off-balance sheet sweep product in late 2008.

Noninterest expense increased by $11.2 million for the nine months ended September 30, 2009, primarily due to an increase in FDIC assessments of $12.0 million and an increase in professional services expense of $4.5 million, partially offset by a decrease in compensation and benefits expense of $8.7 million. The increase in FDIC assessments relates primarily to a special assessment fee of $5.0 million, mandated for all banks by the FDIC in the second quarter of 2009, an increase in average deposit balances, and an increase in FDIC fee rates. The increase in professional services expense was primarily due to consulting fees related to certain infrastructure projects and legal fees related to HRJ. The decrease in compensation and benefits expense was primarily a result of a decrease in our incentive compensation and ESOP related expenses, resulting from lower expected financial results for 2009, partially offset by an increase in salaries and wages expenses, primarily as a result of growth in the number of average FTE employees at GCB, which increased to 558 for the nine months of September 30, 2009, compared to 525 for the comparable 2008 period.

Relationship Management

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest income	$8,582	$7,170	19.7%	$25,897	$22,017	17.6%
(Provision for) recovery of loan losses	(4,855)	77	NM	(11,974)	291	NM
Noninterest income	333	380	(12.4)	944	1,218	(22.5)
Noninterest expense	(3,114)	(3,719)	(16.3)	(10,288)	(11,556)	(11.0)

Income before income tax expense	$946	$3,908	(75.8)	$4,579	$11,970	(61.7)

Total average loans, net of unearned income	$945,694	$933,696	1.3	$966,939	$883,724	9.4
Total average assets	946,811	937,287	1.0	968,384	887,694	9.1
Total average deposits	146,367	143,203	2.2	155,678	157,778	(1.3)

NM- Not meaningful

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Net interest income increased by $1.4 million for the three months ended September 30, 2009, primarily due to decreases in the FTP charge incurred for funded loans due to decreases in market interest rates. This increase was partially offset by a decrease in interest income from loans due to a decrease in our average prime-lending rate and a decrease in the FTP earned for deposits due to decreases in market interest rates.

The provision for loan losses for Relationship Management of $4.9 million for the three months ended September 30, 2009 was primarily attributable to charge-offs and reserves related to loans to certain high-net-worth individuals.

Noninterest expense decreased by $0.6 million for the three months ended September 30, 2009, primarily due to a decrease in compensation and benefits expense of $0.5 million attributable to a decrease in incentive compensation related expenses as a result of lower expected financial results for 2009.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net interest income increased by $3.9 million for the nine months ended September 30, 2009, primarily due to decreases in the FTP charge incurred for funded loans due to decreases in market interest rates, as well as an increase in interest income from growth in Relationship Management’s loan portfolio, particularly from growth in loans to targeted high-net-worth individuals. These increases were partially offset by a decrease in interest income from loans due to a decrease in our average prime-lending rate and a decrease in the FTP earned for deposits due to decreases in market interest rates.

The provision for loan losses for Relationship Management of $12.0 million for the nine months ended September 30, 2009 was primarily attributable to charge-offs and reserves related to loans to certain high-net-worth individuals.

Noninterest expense decreased by $1.3 million for the nine months ended September 30, 2009, due to a decrease in compensation and benefits expense of $1.2 million attributable to a decrease in incentive compensation related expenses as a result of lower expected financial results for 2009.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest (loss) income	$(10)	$(19)	(47.4)%	$(13)	$11	NM %
Noninterest income	3,014	2,680	12.5	3,015	7,756	(61.1)
Noninterest expense	(3,355)	(5,932)	(43.4)	(9,991)	(14,882)	(32.9)

Loss before income tax expense	$(351)	$(3,271)	(89.3)	$(6,989)	$(7,115)	(1.8)

Total average assets	$96,077	$60,368	59.2	$91,412	$49,796	83.6

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

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results for a particular period not to be indicative of future performance. The valuation of our consolidated investment funds continues to be affected by a challenging venture capital environment, a significant slowdown of M&A activities and effectively a halt in IPOs among our portfolio companies in 2008 and the first three quarters of 2009. The net losses for the three and nine months ended September 30, 2009 were primarily due to lower than expected operating results, lower comparative valuations from other private companies, and declines in the public equity markets. As a result, we saw more unrealized losses due to lower valuations in the nine months ended September 30, 2009, compared to the comparable 2008 periods.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Noninterest income was $3.0 million for the three months ended September 30, 2009, compared to $2.7 million for the comparable 2008 period. SVB Capital’s components of noninterest income primarily include:

•

Fund management fees of $2.4 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively. The increase in fund management fees was primarily due to the closings of a fund in the SVB Strategic Investors Fund family in the fourth quarter of 2008 and the first quarter of 2009. Typically, a fund of funds is formed through multiple closing transactions in which limited partners enter into investment commitments.

•

Net gains on investment securities of $0.4 million for the three months ended September 30, 2009, compared to net gains of $0.5 million for the comparable 2008 period. The net gains on investment securities of $0.4 million for the three months ended September 30, 2009 were primarily due to distribution gains and an increase in the fair value of investments.

Noninterest expense decreased by $2.6 million for the three months ended September 30, 2009, primarily due to a decrease in compensation and benefits expense attributable to incentive compensation related expenses as a result of lower expected financial results for 2009.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Noninterest income was $3.0 million for the nine months ended September 30, 2009, compared to $7.8 million for the comparable 2008 period. SVB Capital’s components of noninterest income primarily include:

•

Net losses on investment securities of $4.7 million for the nine months ended September 30, 2009, compared to net gains of $1.7 million for the comparable 2008 period. The net losses on investment securities of $4.7 million for the nine months ended September 30, 2009 were primarily due to net losses from three of our managed funds of funds due to net decreases of $3.0 million in the fair value of fund investments and a decrease of $1.3 million in carried interest due to a decline in the performance of two of our managed funds of funds.

•

Fund management fees of $7.6 million and $6.1 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in fund management fees was primarily due to the closings of a fund in the SVB Strategic Investors Fund family in the fourth quarter of 2008 and the first quarter of 2009.

Noninterest expense decreased by $4.9 million for the nine months ended September 30, 2009, primarily due to a decrease in compensation and benefits expense attributable to incentive compensation related expenses as a result of lower expected financial results for 2009.

Other Business Services

Our Other Business Services group includes SVB Analytics as well as our Sponsored Debt Funds and Strategic Investments.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
Net interest (loss) income	$(76)	$(8)	NM %	$(156)	$35	NM	%
Noninterest income	41	609	(93.3)	4,399	2,047	114.9
Noninterest expense	(2,726)	(3,140)	(13.2)	(12,685)	(8,402)	51.0

Loss before income tax expense	$(2,761)	$(2,539)	8.7	$(8,442)	$(6,320)	33.6

Total average assets	$87,396	$65,761	32.9	$79,244	$64,743	22.4

NM- Not meaningful

Included in noninterest income are net gains and losses on investment securities, net of noncontrolling interests and carried interest from our sponsored debt funds and strategic investments. When we refer to net gains and losses on investment securities in the discussion below, we are referring to net gains and losses from investment securities, net of noncontrolling interests and carried interest.

We experience variability in the performance of our sponsored debt funds and strategic investments from quarter to quarter due to a number of factors, including changes in the values of our investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results for a particular period not to be indicative of future performance.

SVB Analytics provides equity valuation services to private companies and venture capital firms. We also offer equity management services, including capitalization data management, through eProsper, Inc., a company which SVB Analytics holds a controlling ownership interest.

A summary of noninterest income for SVB Analytics and Sponsored Debt Funds & Strategic Investments is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change
SVB Analytics	$1,490	$1,872	(20.4)%	$5,032	$5,646	(10.9)%
Sponsored Debt Funds & Strategic Investments	(1,449)	(1,263)	14.7	(633)	(3,599)	(82.4)

Total noninterest income	$41	$609	(93.3)	$4,399	$2,047	114.9

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Noninterest income decreased by $0.6 million, primarily due to a $0.4 million decrease resulting from lower transaction volumes at SVB Analytics. Included in the $1.4 million in net losses for the three months ended September 30, 2009 at Sponsored Debt Funds and Strategic Investments are $2.1 million in impairment losses from our private equity fund investments, due principally to sustained valuation decreases in underlying portfolio companies.

Noninterest expense decreased by $0.4 million, primarily due to a decrease in compensation and benefits expense of $0.3 million at SVB Analytics attributable to a decrease in incentive compensation related expenses as a result of lower expected financial results for 2009.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Noninterest income increased by $2.4 million, primarily due to net losses on investment securities of $0.7 million for the nine months ended September 30, 2009, compared to net losses of $3.8 million for the comparable 2008 period. The losses on investment securities of $0.7 million for the nine months ended September 30, 2009 were primarily due to $3.7 million in impairment losses from our private equity fund investments due principally to sustained valuation decreases in underlying portfolio companies, partially offset by net gains of $2.8 million from our debt funds. The increase in noninterest income was partially offset by a decrease of $0.6 million resulting from a lower number of valuations performed by SVB Analytics.

Noninterest expense increased by $4.3 million, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. Additionally, there was an increase in compensation and benefits expense, primarily attributable to the growth in the number of average FTE employees at SVB Analytics, which increased to 36 for the nine months of September 30, 2009, compared to 29 for the comparable 2008 period.

Consolidated Financial Condition

Our total assets were $12.5 billion at September 30, 2009, an increase of $2.5 billion, or 25.2 percent, compared to $10.0 billion at December 31, 2008. The increase was primarily due to significant increases in cash and investment securities due to the growth in our deposit balances.

Cash and Due from Banks

Cash and due from banks totaled $4.1 billion at September 30, 2009, an increase of $2.1 billion, or 107.4 percent, compared to $2.0 billion at December 31, 2008. The increase was primarily due to the significant increase in our deposit balances from December 31, 2008 to September 30, 2009. The increase in our deposit balance was due to the following factors: (i) clients’ preference for the security provided by FDIC insurance in noninterest-bearing accounts, as well as to the lack of attractive alternative investment opportunities due to the current low interest rate environment; and (ii) our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008. In addition, we received a large deposit of approximately $0.9 billion related to client capital calls for investments on the last day of the third quarter of 2009, which was subsequently withdrawn in the first week of the fourth quarter of 2009. As of September 30, 2009 and December 31, 2008, $3.7 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $160.3 million and $169.0 million, respectively.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $48.5 million at September 30, 2009, a decrease of $429.9 million, or 89.9 percent, compared to $478.4 million at December 31, 2008. The decrease was primarily due to cash management strategies.

Investment Securities

Investment securities totaled $3.5 billion at September 30, 2009, an increase of $1.7 billion, or 95.5 percent, compared to $1.8 billion at December 31, 2008. The increase was primarily related to purchases of agency-issued collateralized mortgage obligations and U.S. agency securities as part of our overall investment strategy to invest excess cash from our continued growth in deposits.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company fair value accounting.

Our fixed income investment portfolio is managed with the goal of prudently maximizing portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, asset/liability mix, and risk management strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities were $3.0 billion at September 30, 2009, an increase of $1.7 billion, or 126.4 percent, compared to $1.3 billion at December 31, 2008. The increase was primarily due to an $818.7 million increase in our agency-issued collateralized mortgage obligations and a $793.7 million increase in U.S. agency securities, as part of our overall investment strategy.

The duration of our fixed income investment portfolio decreased to 2.5 years at September 30, 2009, compared to 2.8 years at December 31, 2008. Changes in portfolio duration are impacted by the effect of changing interest rates on mortgage-backed securities and collateralized mortgage obligations as well as changes in the mix of longer versus shorter term to maturity securities.

Marketable securities accounted for under investment company fair value accounting represents investments managed by SVB Capital or our consolidated sponsored debt fund that were originally made within our non-marketable securities portfolio and have been converted into publicly-traded shares. Marketable securities were $0.6 million and $1.7 million at September 30, 2009, and December 31, 2008, respectively. The decrease of $1.1 million was primarily due to the sale of certain investments in one of our sponsored debt funds.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and Sponsored Debt Funds and Strategic Investments as part of our investment funds management business. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. Non-marketable securities were $507.9 million ($211.9 million net of noncontrolling interests) as of September 30, 2009, an increase of $40.7 million or 8.7 percent, compared to $467.2 million ($169.1 million net of noncontrolling interests) as of December 31, 2008. The increase was primarily attributable to additional capital calls for fund investments, partially offset by unrealized valuation losses of venture capital/private equity investments.

Loans

Loans, net of unearned income were $4.7 billion at September 30, 2009, a decrease of $850.4 million, or 15.4 percent, compared to $5.5 billion at December 31, 2008. Unearned income was $36.7 million at September 30, 2009, a decrease of $8.7 million, or 19.2 percent, compared to $45.4 million at December 31, 2008. The majority of our loans are commercial in nature. Total gross loans were $4.7 billion at September 30, 2009, a decrease of $859.1 million, or 15.5 percent, compared to $5.6 billion at December 31, 2008. The decrease came primarily from decreases in loans to venture capital/private equity funds for capital calls due to the continuing effects of the downturn in the economic environment causing lower levels of venture capital investments, as well as from a decrease in our technology client portfolio. The breakdown of total gross loans by industry sector is as follows:

Industry Sector (Dollars in thousands)	September 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Technology (1)	$2,128,112	45.4%	$2,666,372	48.0%
Private Equity	832,103	17.7	1,065,424	19.2
Life Sciences (1)	567,581	12.1	601,690	10.8
Private Client Services	459,714	9.8	523,299	9.4
Premium Winery	415,577	8.9	419,916	7.6
All other sectors	289,411	6.1	274,935	5.0

Total gross loans	$4,692,498	100.0	$5,551,636	100.0

(1)	Included in the technology and life science niches are loans provided to emerging growth clients, which represent approximately 12 percent of total gross loans at both September 30, 2009 and December 31, 2008.

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of September 30, 2009:

	September 30, 2009
(Dollars in thousands)	Less than Five Million	More than Five to Ten Million	More than Ten to Twenty Million	More than Twenty to Thirty Million	More than Thirty Million	Total
Technology	$1,068,809	$253,724	$346,678	$255,575	$203,326	$2,128,112
Private Equity	216,878	136,334	205,971	120,039	152,881	832,103
Life Sciences	319,523	90,449	111,892	45,717	—	567,581
Private Client Services	273,120	86,913	30,029	—	69,652	459,714
Premium Winery	170,525	111,802	112,943	20,307	—	415,577
All other sectors	114,091	35,399	118,921	21,000	—	289,411

Total gross loans	$2,162,946	$714,621	$926,434	$462,638	$425,859	$4,692,498

At September 30, 2009, gross loans totaling $888.5 million, or 18.9 percent of our portfolio, were individually greater than $20 million. These loans represented 28 clients, and of these loans, $20.0 million were on nonaccrual status as of September 30, 2009.

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

Credit Quality, Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Nonperforming assets consist of loans past due 90 days or more, loans on nonaccrual status and foreclosed property classified as Other Real Estate Owned (“OREO”). The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$—	$2,330
Nonaccrual loans	72,173	84,919

Total gross nonperforming loans	72,173	87,249
OREO	440	1,250

Total nonperforming assets	$72,613	$88,499

Nonperforming loans as a percentage of total gross loans	1.54%	1.57%
Nonperforming assets as a percentage of total assets	0.58	0.88
Allowance for loan losses	$86,713	$107,396
As a percentage of total gross loans	1.85%	1.93%
As a percentage of total gross nonperforming loans	120.15	123.09
Allowance for loan losses for total gross nonperforming loans	$23,356	$25,911
As a percentage of total gross loans	0.50%	0.47%
As a percentage of total gross nonperforming loans	32.36	29.70
Allowance for loan losses for total gross performing loans	$63,357	$81,485
As a percentage of total gross loans	1.35%	1.47%
As a percentage of total gross performing loans	1.37	1.49
Reserve for unfunded credit commitments (1)	$11,332	$14,698

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “(Reduction of) Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

The decreases in our allowance for loan losses and nonperforming loans from December 31, 2008 to September 30, 2009 were primarily due to the finalization of the HRJ transaction, partially offset by increases primarily from our software and hardware client portfolios.

Nonaccrual Loans

All nonaccrual loans represent impaired loans. Average impaired loans for the three months ended September 30, 2009 and 2008 were $95.1 million and $10.5 million, respectively, and average impaired loans for the nine months ended September 30, 2009 and 2008, were $98.6 million and $9.9 million, respectively. If these loans had not been impaired, $2.1 million and $0.1 million in interest income would have been recorded for the three months ended September 30, 2009 and 2008, respectively, and $5.7 million and $0.3 million in interest income would have been recorded for the nine months ended September 30, 2009 and 2008, respectively.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at September 30, 2009 and December 31, 2008 is as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008 *	% Change
Derivative assets, gross (1)	$120,907	$174,990	(30.9)%
Deferred tax assets and income tax receivable, net	66,817	65,372	2.2
Foreign exchange spot contract assets, gross	44,853	21,333	110.3
Accrued interest receivable	40,672	35,218	15.5
FHLB and FRB stock	35,778	35,651	0.4
OREO	440	1,250	(64.8)
Other	27,201	28,103	(3.2)

Total accrued interest receivable and other assets	$336,668	$361,917	(7.0)

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” for more details.
(1)	See “Derivatives, Net” section below.

Deferred Tax Assets and Income Tax Receivable, Net

Our deferred tax assets balance was $43.5 million at September 30, 2009, compared to $63.2 million at December 31, 2008. The decrease was primarily due to the tax effect of a decrease in our timing differences and the tax effect of an increase in the value of our investment securities portfolio. We pay quarterly estimated taxes to the Internal Revenue Service and certain state and foreign taxing authorities. At September 30, 2009 and December 31, 2008, we had $23.3 million and $2.1 million, respectively, as income taxes receivable from these authorities. The increase was primarily due to tax payments for 2008 and 2009 made to the IRS and various state taxing authorities.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at September 30, 2009 and December 31, 2008:

(Dollars in thousands)	September 30, 2009	December 31, 2008	% Change
Assets (liabilities):
Equity warrant assets	$42,446	$43,659	(2.8)%
Interest rate swaps – assets	56,228	94,142	(40.3)
Foreign exchange forward and option contracts - assets	22,233	37,189	(40.2)
Foreign exchange forward and option contracts - liabilities	(20,160)	(32,632)	(38.2)

Total derivatives, net	$100,747	$142,358	(29.2)

Equity Warrant Assets

As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. At September 30, 2009, we held warrants in 1,250 companies, compared to 1,307 companies at December 31, 2008. The change in fair value of equity warrant assets is recorded in (losses) gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance, beginning of period	$47,704	$36,463	$43,659	$31,317
New equity warrant assets	989	2,646	4,755	7,409
Non-cash increases in fair value	354	1,265	3,389	4,523
Exercised equity warrant assets	(5,431)	(370)	(5,800)	(2,300)
Terminated equity warrant assets	(1,170)	(950)	(3,557)	(1,895)

Balance, end of period	$42,446	$39,054	$42,446	$39,054

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

At September 30, 2009 and December 31, 2008, the aggregate notional amounts of foreign exchange forward and foreign currency option contracts totaled $774.0 million and $824.4 million, respectively. Our net exposure for foreign exchange forward and foreign currency option contracts at September 30, 2009 and December 31, 2008 amounted to $2.1 million and $4.6 million, respectively.

Deposits

Deposits were $10.1 billion at September 30, 2009, an increase of $2.6 billion, or 34.6 percent, compared to $7.5 billion at December 31, 2008. The increase in our deposit balance was primarily due to increases in our noninterest-bearing demand deposits of $2.0 billion and our interest-bearing sweep deposits of $645.7 million. The overall increase in our deposits was due to the following factors: (i) clients’ preference for the security provided by FDIC insurance in noninterest-bearing accounts, as well as to the lack of attractive alternative investment opportunities due to the current low interest rate environment; and (ii) our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008. In addition, we received a large deposit of approximately $0.9 billion related to client capital calls for investments on the last day of the third quarter of 2009, which was subsequently withdrawn in the first week of the fourth quarter of 2009. At September 30, 2009, 36.1 percent of our total deposits were interest-bearing deposits, compared to 40.9 percent at December 31, 2008.

At September 30, 2009, the aggregate balance of time deposit accounts individually exceeding $100,000 totaled $280.3 million, compared to $326.8 million at December 31, 2008. At September 30, 2009, substantially all time deposit accounts exceeding $100,000 in balances were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor in which the loss of that depositor would materially affect our business.

Long-Term Debt

At September 30, 2009 and December 31, 2008, we had long-term debt of $866.7 million and $995.4 million, respectively. At September 30, 2009, long-term debt included 5.70% senior notes and 6.05% subordinated notes, 2008 Convertible Notes, junior subordinated debentures, 4.99% notes payable related to one of our debt fund investments and other long-term debt. The decrease in long-term debt of $128.7 million at September 30, 2009, compared to December 31, 2008, was primarily attributable to the maturity of $50 million in FHLB advances in May 2009 and the repayment of $50 million in FHLB advances in September 2009, as well as the change in fair value of the interest rate swaps associated with our senior and subordinated notes. For information on our interest rate swaps, see Note 9-“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities

A summary of other liabilities at September 30, 2009 and December 31, 2008, respectively, is as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008	% Change
Foreign exchange spot contract liabilities, gross	$48,246	$34,008	41.9%
Accrued compensation	30,215	35,957	(16.0)
Derivative liabilities, gross (1)	20,160	32,632	(38.2)
Reserve for unfunded credit commitments	11,332	14,698	(22.9)
Other	61,213	58,258	5.1

Total other liabilities	$171,166	$175,553	(2.5)

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation includes amounts for our Incentive Compensation Plans, vacation, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan and ESOP. The decrease of $5.7 million was primarily due to the September 30, 2009 balance including only nine months worth of accruals, compared to twelve months as of December 31, 2008.

Reserve for Unfunded Credit Commitments

The level of reserve for unfunded credit commitments is determined by following a methodology that parallels that used for the allowance for loan losses. We recognized a reduction of provision for unfunded credit commitments of $3.4 million for the nine months ended September 30, 2009, which was reflective of a decrease in the balance of our total unfunded credit commitments due to expirations and reductions in credit lines to certain clients, as well as lower utilization of commitments by borrowers. Total unfunded credit commitments were $4.8 billion at September 30, 2009, compared to $5.6 billion at December 31, 2008.

Noncontrolling Interests

Noncontrolling interests totaled $325.4 million and $320.4 million at September 30, 2009 and December 31, 2008, respectively. The increase of $5.0 million was primarily due to equity transactions, which included $47.8 million of contributed capital, primarily from investors in five of our managed funds for the purpose of investing in limited partnerships and portfolio companies, partially offset by net losses attributable to noncontrolling interests of $40.7 million for the nine months ended September 30, 2009, primarily from our managed funds of funds and managed co-investment funds.

Capital Resources

We seek to maintain adequate capital to support anticipated asset growth, operating needs and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities. Our management engages in a regular capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth, unexpected credit losses, investment activity, potential product and business expansions and strategic or infrastructure investments.

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

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.1 billion at September 30, 2009, compared to $1.0 billion at December 31, 2008. SVB Financial has not paid a cash dividend on our common stock since 1992 and, as of September 30, 2009, there were no plans for any payment of dividends. Under the terms of our participation in the CPP, we may not, without the prior consent of the United States Treasury, pay any dividend on our common stock prior to the earlier of December 12, 2011 or the date on which the outstanding shares of Series B Preferred Stock have been redeemed in whole or have been transferred to a third party. As of September 30, 2009, we had no plans to pay, or to seek consent from the Treasury to pay, cash dividends on our common stock.

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

Both the capital ratios of SVB Financial and the Bank were in excess of regulatory guidelines for a well-capitalized depository institution at September 30, 2009 and December 31, 2008. Capital ratios for SVB Financial and the Bank are set forth below:

	September 30, 2009	December 31, 2008
SVB Financial:
Total risk-based capital ratio	19.23%	17.58%
Tier 1 risk-based capital ratio	14.59	12.51
Tier 1 leverage ratio	9.71	13.00
Tangible common equity to tangible assets ratio (1)	6.73	7.64
Tangible common equity to risk-weighted assets ratio (1)	11.43	9.31

Bank:
Total risk-based capital ratio	16.93%	13.79%
Tier 1 risk-based capital ratio	12.21	8.66
Tier 1 leverage ratio	8.17	9.20
Tangible common equity to tangible assets ratio (1)	7.60	7.38
Tangible common equity to risk-weighted assets ratio (1)	12.57	8.58

(1)	See below for a reconciliation of non-GAAP tangible common equity and tangible assets.

The increase in the total risk-based and Tier 1 capital ratios for SVB Financial at September 30, 2009, compared to December 31, 2008, was primarily due to a shift in the mix of assets to a lower overall risk-weighting driven by an increase in funds held at the Federal Reserve, increases in investment balances and a decrease in loan balances. For the same period, larger increases in the total risk-based and Tier 1 capital ratios for the Bank were affected by the same change in the mix of risk-weighted assets, in addition to an increase in earnings from operations and a capital contribution from the Bank Holding Company. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008, which resulted in substantial increases in cash balances and deposit liabilities resulting in significant growth in the balance sheet.

The tangible common equity to tangible assets ratio is not required by GAAP or applicable bank regulatory requirements. We believe this ratio provides meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, this ratio in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. Our ratio is calculated by dividing total SVBFG stockholder’s equity, by total assets, after reducing both amounts by acquired intangibles and goodwill. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	September 30, 2009	December 31, 2008 *	September 30, 2009	December 31, 2008 *
GAAP stockholders’ equity	$1,067,377	$991,356	$904,166	$695,438
Less:
Preferred stock	223,009	221,185	—	—
Goodwill	—	4,092	—	—
Intangible assets	697	1,087	—	—

Tangible common equity	$843,671	$764,992	$904,166	$695,438

GAAP Total assets	$12,538,603	$10,018,280	$11,889,226	$9,419,440
Less:
Goodwill	—	4,092	—	—
Intangible assets	697	1,087	—	—

Tangible assets	$12,537,906	$10,013,101	$11,889,226	$9,419,440

Risk-weighted assets	$7,381,820	$8,220,447	$7,190,318	$8,109,332
Tangible common equity to tangible assets	6.73%	7.64%	7.60%	7.38%
Tangible common equity to risk-weighted assets	11.43	9.31	12.57	8.58

*	Certain amounts have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts. Refer to Note 1- “Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Amounts for December 31, 2008 have been revised.

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

At September 30, 2009, we had $614.5 million in total capital commitments in such private equity funds, of which $367.3 million was unfunded or uncalled. Included in the $367.3 million unfunded commitments are commitments of $273.6 million made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form (“New Fund Commitments”). In September 2009, we closed two new managed funds, which included fund commitments of $89.8 million from third party investors. A portion of the New Fund Commitments are expected to be transferred to, and become the financial obligations of, these two new funds as soon as practicable, which is expected to reduce SVB Financial’s total unfunded commitments in the New Fund Commitments to approximately $183.8 million. While we cannot provide any assurances that we will be successful, we intend to form additional new managed funds of funds, to which we expect to transfer most of such remaining unfunded commitments. Upon transfer of these investments to the new funds, these investments are expected to be accounted for on an investment company fair value basis and any underlying gains or losses would be recognized in earnings according to the ownership interests of all participants in the fund, including SVB Financial. While the actual cash requirements of these New Fund Commitments are dependent on various factors, we currently expect capital calls of approximately $6.9 million during the remainder of 2009.

For further details on our commitments to invest in private equity funds, refer to Note 12-“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Liquidity

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial needs, including paying creditors, meeting depositors’ needs, accommodating loan demand and growth, funding investments, repurchasing shares and other capital needs, without incurring undue cost or risk, or causing a disruption to normal operating conditions.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced an interest-bearing money market deposit product for early stage clients and an interest-bearing sweep deposit product in 2007. Our sweep deposit balance increased by $645.7 million to $2.0 billion at September 30, 2009, compared to $1.3 billion at December 31, 2008. Additionally, we grew our noninterest-bearing demand deposits by $2.0 billion to $6.4 billion at September 30, 2009, compared to $4.4 billion as of December 31, 2008. The overall increase in our deposits was primarily due to the following factors: (i) clients’ preference for the security provided by FDIC insurance in noninterest-bearing accounts, as well as to the lack of attractive alternative investment opportunities due to the current low interest rate environment; and (ii) our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008. In addition, we received a large deposit of approximately $0.9 billion related to client capital calls for investments on the last day of the third quarter of 2009, which was subsequently withdrawn in the first week of the fourth quarter of 2009. The FDIC’s insurance coverage of noninterest-bearing accounts is currently expected to expire on June 30, 2010. If such coverage is not extended or replaced by a similar program, we currently estimate that our total noninterest-bearing deposit balances will decrease by approximately $1.5 billion to $2.0 billion. Notwithstanding, we continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, investment securities maturing within nine months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of nine months and anticipated near-term cash flows from investments.

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

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2009 and 2008, respectively. Please refer to our Interim Statements of Cash Flows for the nine months ended September 30, 2009, and 2008 under Part I, Item 1 of this report.

	Nine months ended September 30,
(Dollars in thousands)	2009	2008
Average cash and due from banks	$241,150	$254,856
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	3,190,730	484,892

Average cash and cash equivalents	$3,431,880	$739,748

Percentage of total average assets	31.4%	10.3%

Net cash provided by operating activities	$102,801	$115,988
Net cash used for investing activities	(942,019)	(1,359,527)
Net cash provided by financing activities	2,513,321	1,310,878

Net increase in cash and cash equivalents	$1,674,103	$67,339

Average cash and cash equivalents increased by $2.7 billion to $3.4 billion for the nine months ended September 30, 2009, compared to $739.7 million for the comparable 2008 period, primarily due to the increase in deposit balances, which resulted in substantial increases in cash balances. The increase in deposit balances was primarily due to clients’ preference for the security provided by FDIC insurance in noninterest-bearing accounts, as well as to the lack of attractive alternative investment opportunities due to the current low interest rate environment and our decision to utilize our own on-balance sheet sweep product, and discontinue offering a third-party, off-balance sheet product in late 2008.

Cash provided by operating activities was $102.8 million for the nine months ended September 30, 2009, which included net loss before noncontrolling interests of $13.4 million. Significant adjustments for noncash items that increased cash provided by operating activities included $72.9 million related to the provision for loan losses, $37.9 million in net losses on investment securities, $25.8 million of depreciation and amortization, $11.2 million in share-based compensation amortization, tax benefit of original issue discount of $10.7 million, and net changes of $6.2 million in the fair value of derivatives. Significant adjustments for noncash items that decreased cash provided by operating activities included net changes of $21.2 million in income tax receivable, net changes of $9.3 million in foreign exchange spot contracts, a $6.1 million decrease in amortization of deferred warrant-related loan fees, and a $5.7 million decrease in accrued compensation.

Cash used for investing activities was $942.0 million for the nine months ended September 30, 2009. Net cash outflows included purchases of available-for-sale securities of $2.1 billion and purchases of non-marketable securities of $77.7 million. Net cash inflows included a net decrease in loans of $729.9 million, proceeds from the sales, maturities, and pay downs of available-for-sale securities of $499.5 million, and proceeds from recoveries of charged-off loans of $16.9 million.

Cash provided by financing activities was $2.5 billion for the nine months ended September 30, 2009. Net cash inflows included increases in deposits of $2.6 billion and net capital contributions from noncontrolling interests of $45.7 million. Net cash outflows included repayments of other long-term debt of $101.3 million.

Cash and cash equivalents at September 30, 2009 were $4.1 billion, compared to $750.5 million at September 30, 2008.

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

The following table presents our MVPE and NII sensitivity exposure at September 30, 2009 and December 31, 2008, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

Change in interest rates (basis points)	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
September 30, 2009:
+200	$1,697,132	$101,563	6.4%	$571,318	$96,287	20.3%
+100	1,633,957	38,388	2.4	514,619	39,588	8.3
-	1,595,569	—	—	475,031	—	—
-100	1,610,353	14,784	0.9	462,153	(12,878)	(2.7)
-200	1,615,196	19,627	1.2	456,898	(18,133)	(3.8)

December 31, 2008:
+200	$1,623,746	$119,253	7.9%	$467,955	$57,865	14.1%
+100	1,554,708	50,215	3.3	425,970	15,880	3.9
-	1,504,493	—	—	410,090	—	—
-100	1,437,606	(66,887)	(4.4)	403,890	(6,200)	(1.5)
-200	1,457,086	(47,407)	(3.2)	401,074	(9,016)	(2.2)

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

Our base case MVPE at September 30, 2009 increased from December 31, 2008 by $91.1 million primarily due to the overall growth in our noninterest-bearing deposits, which grew by $2.0 billion from December 31, 2008 to September 30, 2009. MVPE sensitivity declined in simulated downward interest rate movements due to the historically low level of interest rates. Our simulation model embeds floors in our interest rate scenarios which prevent model benchmark rates from resulting in negative rates. Given the low level of interest rates, these floors contributed to the lower sensitivity in the down 100 and 200 basis point scenarios. In addition, we grew our investment portfolio by $1.7 billion in fixed income investment securities from December 31, 2008 to September 30, 2009 thus decreasing the amount of value lost in a declining rate environment. MVPE sensitivity decreased in both the 100 and 200 basis point simulated upward interest rate movements primarily due to the large increase in our Federal Reserve account which were offset mainly by noninterest-bearing deposits. Additionally, our rate sensitive loan portfolio also decreased in size through the third quarter thus lowering our asset sensitivity to rising rates. Current modeling assumptions maintain the SVB prime lending rate at its existing level until the National Prime Index has been adjusted upward by a minimum of 75 basis points (to 4.0%), however, these assumptions may change in future periods.

Our expected 12-month NII at September 30, 2009 also increased from December 31, 2008 by $64.9 million due primarily to our balance sheet growing by $2.5 billion. The growth is principally attributed to large increases in our noninterest-bearing deposit accounts contributing to a similar growth in our rate sensitive cash equivalents and fixed rate investment portfolio. NII sensitivity increased in both the simulated upward and downward interest rate movements due primarily to the large growth in the rate sensitive cash equivalents which are being offset mostly by noninterest-bearing deposits. The change in sensitivity is due to the factors mentioned above for the MVPE (predominantly modeled interest rate floors) as well as the changes in our balance sheet mix, our deposit repricing assumptions, and the steepening of the yield curve. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

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

Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as the Emergency Economic Stabilization Act of 2008 (“EESA”) or the American Recovery and Reinvestment Act of 2009 (“ARRA”), may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy. EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury and banking regulators have implemented, and likely will continue to implement, various programs and legislation to address capital and liquidity issues in the banking system, including TARP, the CPP, President Obama’s Financial Stability Plan announced in February 2009, and the ARRA. There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, and the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guaranty Program (“TLGP”), subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, including further limitations on compensation, may have a material and adverse effect on our business, financial condition, and results of operations.

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

Additionally, we have been increasing our efforts to lend to corporate technology clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. At September 30, 2009, our gross loan portfolio included a total of $888.5 million, or 18.9 percent, of individual loans greater than $20 million. Increasing our larger loan commitments could increase the impact on us of any single borrower default.

For all of these reasons, our level of nonperforming loans, loan charge-offs and allowance for loan losses can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans or loan charge-offs may require us to increase our provision for loan losses in any period, which could reduce our net income or cause net losses in that period. Additionally, such increases in our level of nonperforming loans or loan charge-offs may also have an adverse effect on our credit ratings and market perceptions of us.

The borrowing needs of our clients may be volatile, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material effect on our business, profitability, results of operations and reputation.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. At September 30, 2009, we had $4.8 billion in total unfunded credit commitments. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. Or, limited partner investors of our venture capital/private equity fund clients facing liquidity or other financing issues may fail to meet their underlying investment commitments, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients, may have a material adverse effect on our business, profitability, results of operations and reputation.

Additionally, we establish a reserve for losses associated with our unfunded credit commitments. The level of the reserve for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our funded loan portfolio. The reserve is based on credit commitments outstanding, credit quality of the loan commitments, and management’s estimates and judgment, and is susceptible to significant changes. There can be no assurance that our reserve for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the reserve in any period may result in a charge to our earnings as a provision for unfunded credit commitments, which could reduce our net income or increase net losses in that period.

Market/Liquidity Risks

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread, or a sustained period of low market interest rates, could have a material adverse effect on our business, profitability or financial condition.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We fund assets using deposits and other borrowings. While we are increasingly offering more interest-bearing deposit products, a majority of our deposit balances are from our non-interest bearing products. Our interest-earning assets include outstanding loans extended to our clients and securities held in our investment portfolio. Overall, the interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets, and our level of interest rate spread, could be affected by a variety of factors, including changes in market interest rates, competition, and a change over time in the mix of loans, investment securities, deposits and other liabilities on our balance sheet.

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

Additionally, our credit ratings are important to our liquidity and our business. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, and limit our access to the capital markets. Moreover, a reduction in our credit ratings could increase the interest rates we pay on deposits, or adversely affect perceptions about our creditworthiness or our overall reputation.

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

Failure to raise additional funds from third-party investors for our funds managed by SVB Capital may require us to use capital to fund commitments to other funds, which may have a material adverse effect on our business, financial condition and reputation.

From time to time, we form new investment funds through our funds management division, SVB Capital. These funds include funds that invest in other venture capital and private equity funds (which we refer to as funds of funds) and portfolio companies (which we refer to as direct equity funds). Our managed funds are typically structured as limited partnerships, heavily funded by third party limited partners and ultimately managed by us through our SVB Capital division. We typically will also make a significant capital commitment to each of these funds as a limited partner.

Prior to forming a new fund of funds, SVB Financial has made and may make investment commitments intended for the new fund, in order to show potential investors the types of funds in which the new fund will invest. Until these investments are transferred to the new fund, which typically will occur upon the acceptance of binding commitments from third-party limited partners (the “closing”), these investments are obligations of SVB Financial. If we fail to attract sufficient capital from third-party investors to conduct the closing of a fund of funds, we may be required to permanently allocate capital to these investments when we otherwise had intended them to be temporary obligations. If, under such circumstances, we decide to sell these investments or fail to meet our obligations, we may lose some or all of the capital that has already been deployed and may be subject to legal claims. Any unexpected permanent allocation of capital toward these investments, loss of capital contributed to these investments or legal claims against us could have a material adverse effect on our business and financial condition, as well as our reputation.

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

In order to serve our target clients effectively, we have developed a comprehensive array of banking and other products and services. In order to support these products and services, we have developed and purchased or licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on our operations. Or, we may outsource certain operational functions to consultants or other third parties to enhance our overall efficiencies, which if not performed properly, could also have an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth and reputation.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on information that turns out to be materially misleading, false, inaccurate or fraudulent.

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

SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve and the California Department of Financial Institutions. Federal and state laws and regulations govern, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital, which may affect our ability to use our capital for other business purposes. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and profitability.

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

Overall deterioration in domestic or global economic conditions, especially in the technology, life science, venture capital/private equity and premium wine industry niches or overall financial capital markets, may materially and adversely affect our business, growth and profitability. A global, U.S. or significant regional economic slowdown or recession, such as the current economic downturn, could harm us by adversely affecting our clients’ and prospective clients’ access to capital to fund their businesses, their ability to sustain and grow their businesses, the level of funds they have available to maintain deposits, their demand for loans, their ability to repay loans and otherwise.

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

Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, and the prevalence of IPO’s or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology, life science and venture capital/private equity industries. Reduced capital markets valuations could reduce the amount of capital available to our client companies, including companies within our technology and life science industry sectors.

Because our business and strategy are largely based on this venture capital/private equity financing framework focused on our particular client niches, any material changes in the framework, including adverse trends in investment or fundraising levels, may have a materially adverse effect on our business, strategy and overall profitability.

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

SVB Financial Group

Date: November 6, 2009	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	August 28, 2009

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

4.16	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.17	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.19	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.21	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial Group	8-K	000-15637	4.21	December 15, 2008

*10.7	Form of Indemnification Agreement					X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith