Form 10-K
period 2009-12-31
SVB FINANCIAL GROUP
filed 2010-03-01
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $902,140,701.

At January 31, 2010, 41,354,446 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2009	Part III

Forward-Looking Statements

This Annual Report on Form 10-K, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 in this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation, the following:

•

Projections of our net interest income, noninterest income, earnings per share, noninterest expenses (including professional service, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, and capitalization or other financial items

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

In this Annual Report on Form 10-K, we make forward-looking statements, including but not limited to those discussing our management’s expectations about:

•	Market and economic conditions and the associated impact on us
•	The sufficiency of our capital, including sources of capital, the extent of which capital may be used or required, and in the event of credit or other losses
•	Our liquidity position
•	Our payment of cash dividends on, or our repurchase of, our common stock
•	Our overall investment plans and activities, including venture capital/private equity funding and investments, and our investment of excess liquidity
•	The realization, timing, valuation and performance of equity or other investments
•	The likelihood that the market value of our impaired investments will recover
•	Our intention to sell our investment securities prior to recovery of our cost basis, or the likelihood of such
•	Expected cash requirements of unfunded commitments to certain investments
•

Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans
•	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves
•	The level of loan balances
•	The level of deposit balances
•	The level of client investment fees and associated margins
•	The profitability of our products and services
•	Our strategic initiatives, including the expansion of operations in China, India, Israel, the United Kingdom and elsewhere
•	The expansion and growth of our noninterest income sources
•	The financial impact of continued growth of our funds management business
•

Our plans to form new managed investment funds and our intention to transfer certain existing investment commitments to new funds; the subsequent reduction in our total unfunded investment commitments upon such transfer and the associated accounting treatment

•	Distributions of private equity or debt fund investment proceeds; intentions to sell such fund investments
•	The extent to which our products and services will meet changing client needs
•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact
•	The settlement of convertible debt instruments
•	The repurchase of our warrant issued under the U.S. Treasury’s Capital Purchase Program
•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations
•	The issuance of shares upon exercise of stock options
•	The effect of application of certain accounting pronouncements
•	The effect of lawsuits and claims
•	Regulatory developments, including the expiration of certain FDIC insurance coverage, possible new capital requirements, and the implementation of certain requirements by the Basel Committee

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Annual Report on Form 10-K.

PART I.

ITEM 1.	BUSINESS

General

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The Company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For over 25 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them throughout their life cycles.

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

As of December 31, 2009, we had total assets of $12.8 billion, total loans, net of unearned income of $4.5 billion, total deposits of $10.3 billion and total SVBFG stockholders’ equity of $1.1 billion.

We operate through 27 offices in the United States, as well as offices internationally in China, India, Israel and the United Kingdom. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400.

When we refer to “SVB Financial Group,” “SVBFG”, the “Company”, “we”, “our”, “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group.

Business Overview

For reporting purposes, SVB Financial Group has four operating segments for which we report financial information in this report: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 21—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” under Part II, Item 7 in this report.

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. After completion of the remaining client transactions, operations at SVB Alliant were ceased as of March 31, 2008. Accordingly, SVB Alliant was no longer reported as an operating segment as of the second quarter of 2008. We have not presented the results of operations of SVB Alliant in discontinued operations for any period presented based on our assessment of the immateriality of SVB Alliant’s results to our consolidated results of operations.

Global Commercial Bank

Our Global Commercial Bank products and services are provided by the Bank and its subsidiaries. The Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and/or global finance, in key international entrepreneurial markets, where applicable.

Through lending products and services, the Bank extends loans and other credit facilities to commercial clients. These loans are often secured by clients’ assets. Lending products and services include traditional term loans, equipment loans, asset-based loans, revolving lines of credit, accounts-receivable-based lines of credits and capital call lines of credits.

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

Relationship Management

Relationship Management provides banking products and services through the Bank to our premium wine industry clients, including vineyard development loans, as well as a range of private banking services to targeted high-net-worth individuals.

SVB Wine is a division of the Bank that provides banking products and services to our premium wine industry clients, including vineyard development loans. We offer a variety of financial solutions focused specifically on the needs of our clients’ premium wineries and vineyards.

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

SVB Capital

SVB Capital is the private equity arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages venture capital and private equity funds on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds of funds and co-investment funds. SVB Capital generates income for the Company primarily through management fees, carried interest arrangements and returns through the Company’s direct investments in the funds. Most of the SVB Capital managed funds are consolidated into our financial statements. See Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Business Services

The Other Business Services segment is primarily comprised of our Sponsored Debt Funds & Strategic Investments segment, which is comprised of: (i) our sponsored debt funds, Gold Hill Venture Lending funds, which provide secured debt to private companies of all stages, and Partners for Growth funds, which provide secured debt primarily to mid-stage and late-stage clients, and (ii) certain strategic investments held by SVB Financial. Other Business Services also includes the results of SVB Analytics, which provides equity valuation and equity management services to private companies and venture capital firms.

Our Sponsored Debt Funds & Strategic Investments segment and SVB Analytics do not individually meet the separate reporting thresholds as defined in Accounting Standards Codification (“ASC”) 280 (formerly known as SFAS No. 131) and, as a result, we have aggregated them together as Other Business Services for segment reporting purposes. Previously, our global operations (SVB Global) were aggregated as a part of our Other Business Services segment, but is now included in our Global Commercial Bank segment. The operations of SVB Wine and SVB Private Client Services were previously aggregated as part of our Other Business Services segment, but is now included in our Relationship Management segment. In addition, our sponsored debt funds and certain strategic investments held by SVB Financial were previously included in our SVB Capital segment, but are now included in our Other Business Services segment.

Income Sources

Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2009 were $384.4 million and $97.7 million, respectively.

Net interest income is primarily income generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, venture capital and private equity industry sectors. Deposits are also obtained from the premium wine industry commercial clients and from high-net-worth individuals. We do not obtain deposits from conventional retail sources.

Noninterest income is primarily income generated from our fee-based services and returns on our investments. We market our full range of fee-based financial services to our commercial and venture capital/private equity firm clients, including global commercial banking, private client, investment advisory, asset management and equity valuation services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

We also seek to obtain returns by making investments. We manage and invest in venture capital/private equity funds that generally invest directly in privately held companies, as well as funds that invest in other private equity funds. We also invest directly in privately held companies. Additionally, in connection with negotiating credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies.

Industry Niches

In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, beginning with the emerging, start-up stage.

Technology and Life Sciences

We serve a variety of clients in the technology and life science industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and cleantech. Our life science clients generally tend to be in the industries of biotechnology and medical devices. A key component of our technology and life science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve the following technology and life science clients primarily through three practices:

•

Our SVB Accelerator practice focuses on serving our “emerging” or “early stage” clients. These clients are generally in the start-up or early stages of their life cycles. They are typically privately-held and funded by friends and family, “seed” or “angel” investors, or have gone through an initial round of venture capital financing. Typically, they are primarily engaged in the research and development, have little or no revenue and may have brought a few products or services to market.

•

Our SVB Growth practice serves our growing companies, which includes our “mid-stage,” “late-stage” and “corporate technology” clients. These clients are in the intermediate or later stages of their life cycles and are generally privately held, many of which are dependent on venture capital for funding. Some of our “corporate technology” clients that are in the more advanced stages of their life cycles may be publicly held or poised to become publicly held. Our SVB Growth clients may generally have a solid or more established product or service offering in the market, with more meaningful or considerable revenue. They also may be expanding globally.

•

Our SVB Corporate Finance practice serves primarily our “large corporate” clients, which are more mature and established companies. These clients are generally publicly-held, have a more sophisticated product or service offering in the market, and significant revenue. They also may be expanding globally.

Venture Capital/Private Equity

We provide financial services to clients in the venture capital/private equity community. Since our founding, we have cultivated strong relationships with the venture capital/private equity community, particularly with venture capital firms worldwide, many of which are also clients. We serve more than 600 venture capital firms worldwide, as well as other private equity firms, facilitating deal flow to and from these private equity firms and participating in direct investments in their portfolio companies. Unless the context requires otherwise, when we refer to our “private equity” clients, we mean our clients in the venture capital/private equity community.

Premium Wine

We are one of the leading providers of financial services to premium wine producers in the Western United States, with almost 300 winery and vineyard clients. We focus on vineyards and wineries that produce grapes and wines of high quality.

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

Employees

As of December 31, 2009, we employed 1,258 full-time equivalent employees.

Supervision and Regulation

Recent Developments

In response to the recent economic downturn and financial industry instability, legislative and other governmental initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system and enhanced supervisory attention and potential new limitations on compensation arrangements with executives and employees of financial institutions). SVB Financial cannot predict whether or when potential legislation or regulations will be enacted, and if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders to other financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns. See “Risks Relating to Market and Economic Environment” in the “Risk Factors” section under Item 1A of Part I of this report.

Through its authority under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the U.S. Treasury (“Treasury”) implemented the Capital Purchase Program (the “CPP”), a program designed to bolster eligible healthy institutions, like SVB Financial, by injecting capital into these institutions. We participated in the CPP in December 2008 so that we could continue to lend and support our current and prospective clients, especially during an unstable economic environment. Under the terms of our participation, we received $235 million in exchange for the issuance of preferred stock and a warrant to purchase common stock, and became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. During the latter part of 2009, we decided to take steps to exit the CPP, and after consulting with our primary regulator, the Federal Reserve Bank of San Francisco (the “Federal Reserve”), and the Treasury, we repaid our CPP obligation in full on December 23, 2009. While our warrant currently remains outstanding, we have redeemed all of our preferred stock previously issued to the Treasury. Except for certain disclosure and certification requirements as they pertain to 2009, we are generally not subject to the various restrictions imposed on CPP participants under the EESA, in light of our repayment on December 23, 2009.

General

Our bank and holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. As a bank holding company that elected to become a financial holding company in November 2000, SVB Financial is subject to inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company

Act of 1956 (the “BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Financial Institutions (the “DFI”). In addition, the Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). SVB Financial’s other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal, state and foreign regulatory agencies. SVB Financial, the Bank and their subsidiaries are required to file periodic reports with these regulators and provide any additional information that they may require.

The following summary describes some of the more significant laws, regulations, and policies that affect our operations; it is not intended to be a complete listing of all laws that apply to us and is qualified in its entirety by reference to the applicable laws and regulations. From time to time, federal, state and foreign legislation is enacted and regulations are adopted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. We cannot predict whether or when potential legislation or regulations will be enacted, and if enacted, the effect that such legislation or regulations would have on our financial condition or results of operations.

Regulation of Holding Company

Under the BHC Act, SVB Financial is subject to the Federal Reserve’s regulations and its authority to:

•	Require periodic reports and such additional information as the Federal Reserve may require;
•	Require SVB Financial to maintain certain levels of capital (See “Regulatory Capital” below);
•	Restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;
•	Require prior approval for senior executive officer and director changes;
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

Securities Registration and Listing

SVB Financial’s securities are registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. As such, SVB Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, Inc.

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

Regulation of Silicon Valley Bank

The Bank is a California state-chartered bank and a member and stockholder of the Federal Reserve. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the Federal Reserve, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;
•	Require prior approval for senior executive officer and director changes;
•	Direct an increase in capital and the maintenance of specific minimum capital ratios which may preclude the Bank from being deemed well capitalized;
•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;
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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2009, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $25.8 million.

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

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. The minimum required ratios for bank holding companies and banks are eight percent, four percent and four percent, respectively. Additionally, for SVB Financial to remain a financial holding company, the Bank must at all times be “well-capitalized,” which requires the Bank to have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Moreover, although not a requirement to maintain financial holding company status, maintaining the financial holding company at “well-capitalized” status provides certain benefits to the company, such as the ability to repurchase stock without prior regulatory approval. To be “well-capitalized,” the holding company must at all times have a total risk-based and Tier 1 risk-based capital ratio of at least ten percent and six percent, respectively. There is no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2009, the respective capital ratios of

SVB Financial and the Bank exceeded these minimum percentage requirements for “well-capitalized” institutions. See Note 20—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future.

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

Basel and Basel II Accords

The current risk-based capital guidelines which apply to SVB Financial and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. The Basel Committee is currently reconsidering regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide developments. It is expected that the Basel Committee may reinstitute a minimum leverage ratio requirement.

The U.S. banking agencies have indicated that they will retain the minimum leverage requirement for all U.S. banks, yet it is also possible that higher percentages may be required for each capital category and that a new tangible common equity ratio standard may be added.

Prompt Correction Action and Other General Enforcement Authority

State and federal banking agencies possess broad powers to take corrective and other supervisory action against an insured bank and its holding company. Federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured banks.

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

Restrictions on Dividends

Dividends from the Bank constitute a primary source of cash for SVB Financial. The Bank is subject to various federal and state statutory and regulatory restrictions on its ability to pay dividends, including the prompt corrective action regulations. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Transactions with Affiliates

Transactions between the Bank and its operating subsidiaries (such as SVB Securities or SVB Asset Management) on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Analytics, or an entity affiliated with SVB Capital) are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. More specifically, these restrictions, contained in Federal Reserve Board Regulation W, prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank’s capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition, the Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate. Moreover, covered transactions and other specified transactions by the Bank and its operating subsidiaries with an affiliate must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. An entity that is a direct or indirect subsidiary of the Bank would not be considered to be an “affiliate” of the Bank or its operating subsidiaries for these purposes unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLBA.

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

Premiums for Deposit Insurance

The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through the end of 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. During 2008 and 2009, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks between 12 and 14 cents. The FDIC finalized its proposed rule on risk-based assessments in February 2009 and increased second quarter 2009 assessment rates, with most banks between 12 and 16 cents. It also instituted a special assessment of 20 cents for every $100 of domestic deposits to restore the DIF reserves, and reserved the right to charge an additional special assessment of up to 10 cents for every $100 of domestic deposits, should DIF reserves continue to decline. As of December 31, 2009, the Bank’s assessment rate was between 11 and 14 cents per $100 in assessable deposits. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

The FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most noninterest-bearing transaction accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. The Bank is participating in the deposit insurance program. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility whereby, certain participating entities, including the Bank, can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees. As of December 31, 2009, the Bank has not issued FDIC-guaranteed debt under the TLGP.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings.

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

Securities Activities

Federal Reserve’s Regulation R implements exceptions provided in the GLBA for securities activities which banks may conduct without registering with the SEC as securities broker or moving such activities to a broker-dealer affiliate. Regulation R provides exceptions for networking arrangements with third-party broker-dealers and authorizes compensation for bank employees who refer and assist institutional and high net worth bank customers with their securities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The current securities activities which the Bank and its subsidiaries provide customers are conducted in conformance with these rules and regulations.

Regulation of Certain Subsidiaries

SVB Asset Management is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. SVB Securities is registered as a broker-dealer with the SEC and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). SVB Securities is also a member of the Securities Investor Protection Corporation. As a broker-dealer, it is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, SVB Securities is required to maintain the minimum net capital deemed necessary to meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities.

Additionally, our international-based subsidiaries are also subject to international laws and regulations, such as those promulgated by the Financial Services Authority in the United Kingdom, the Reserve Bank of India and the China Banking Regulatory Commission.

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

Our business faces significant risks, including market and economic environment, credit, market/liquidity, operational, legal/regulatory and strategic/reputation risks. The factors described below may not be the only risks we face and are not intended to serve as a comprehensive listing or be applicable only to the category of risk under which they are disclosed. The risks described below are generally applicable to more than one of the following categories of risks. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occurs, our business, financial condition and/or results of operations could suffer.

Risks Relating to Market and Economic Environment

The continuation or worsening of recent market and economic conditions may adversely affect our industry, business, results of operations and ability to access capital.

Overall deterioration in domestic or global economic conditions, especially in the technology, life science, venture capital/private equity and premium wine industry niches or overall financial capital markets may adversely affect our business, growth, results of operations and ability to access capital. A global, domestic or significant regional economic slowdown or recession, could harm us by adversely affecting our clients’ and prospective clients’ access to capital to fund their businesses, their ability to sustain and grow their businesses, the level of funds they have available to maintain deposits, their demand for loans, their ability to repay loans and otherwise.

The United States has been in a serious economic downturn, as have economies around the world. Financial markets have been volatile, business and consumer spending has declined, and overall business activities have slowed, including a general slowdown in mergers and acquisitions (“M&A”) and initial public offerings (“IPOs”) of companies—events upon which the venture capital and private equity community relies to “exit” their investments. Overall venture capital financing activity has also slowed in recent periods. There have been limited signs of economic recovery recently, such as a modest increase in the number of IPOs, yet economic conditions continue to be challenging. If current market and economic conditions persist, our clients will continue to be adversely impacted, as will our investment returns, valuations of companies, and overall levels of venture capital and private equity investments, which may have a material and adverse effect on our business, financial condition and results of operations. A worsening of these conditions could likely exacerbate the adverse effect on us.

As a result of recent economic conditions, the capital and credit markets have experienced extreme volatility and disruption. SVB Financial depends on access to equity and debt markets as one of its primary sources to raise capital. There has been some improvement to market conditions, particularly access to equity markets; however, if recent levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Recent and future legislation and regulatory initiatives to address current market and economic conditions may not achieve their intended objectives, including stabilizing the U.S. banking system or reviving the overall economy.

Recent and future legislative and regulatory initiatives to address current market and economic conditions, such as EESA or the ARRA, may not achieve their intended objectives, including stabilizing or improving the U.S. banking system or reviving the overall economy. EESA was enacted in October 2008 to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Treasury and banking regulators have implemented, and likely will continue to implement, various programs and legislation to address capital and liquidity issues in the banking system, including the Troubled Assets Relief Program (“TARP”). There can be no assurance as to the actual impact that any of the recent, or future, legislative and regulatory initiatives will have on the financial markets and the overall economy. Any failure of these initiatives to help stabilize or improve the financial markets and the economy, and a continuation or worsening of recent financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to capital or credit, and the trading price of our common stock.

Additional requirements under our regulatory framework intended to strengthen the U.S. financial system could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, such as various executive compensation and corporate governance restrictions on CPP participants, and regulatory fees, such as FDIC assessment increase and prepayment requirements, on financial institutions. Moreover, there has been increasing legislative and other focus on the regulation of financial institutions, which may result in the imposition of additional legislative or regulatory requirements, such as changes to capital minimum guidelines, additional executive compensation restrictions or additional restrictions on non-banking activities, or perhaps, a possible comprehensive overhaul of the financial institutions regulatory system. Current and future requirements may have a material and adverse effect on our business, financial condition, and results of operations and may make it more difficult for us to attract and retain qualified executive officers and employees.

Credit Risks

If our clients fail to perform under their loans, our business, results of operations and financial condition could be adversely affected.

As a lender, we face the risk that our client borrowers will fail to pay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, results of operations and financial condition. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are dependent to a great extent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience or are otherwise inconsistent or out of pattern with regards to our credit quality assessments. There can be no assurance that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition and results of operations.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for loan losses in any period, which could reduce net income or increase net losses in that period.

Our loan portfolio has a credit profile different from that of most other banking companies. In addition, the credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for emerging, early-stage and mid-stage companies, many of our loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. In recent periods, due to the overall weakening of the economic environment, venture capital financing activity has slowed, and IPOs and M&A activities have slowed significantly. Despite there being signs of improvement in such activities recently, if economic conditions worsen or do not continue to improve, such activities may slow down even further. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in the technology and life science industry sectors, a borrower’s financial position can deteriorate rapidly.

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

We have been increasing our efforts to lend to corporate technology and large corporate clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. At December 31, 2009, our gross loan portfolio included a total of $957.6 million, or 20.9 percent, of individual loans greater than $20 million. Increasing our larger loan commitments could increase the impact on us of any single borrower default.

We lend to targeted high net-worth individual clients through our Private Client Services (“PCS”) group. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. As of December 31, 2009, our total gross loans to these targeted individual clients in our PCS loan portfolio was over $350.0 million. In 2009, primarily due to the impact of economic conditions, we experienced a higher level of charge-offs since 2008 with respect to our PCS portfolio. We also lend to premium wineries and vineyards through our SVB Wine group. Repayment of loans made to these clients may be dependent on overall grape supply (which may be adversely affected by poor weather or other natural conditions) and overall wine demand and sales, or other sources of financing or income (which may be adversely affected by a challenging economic environment). As of December 31, 2009, our total gross loans in our premium wine portfolio was $442.1 million. In 2009, charge-offs with respect to this portfolio also increased by $2.8 million compared to 2008. See “Loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Financial Condition” under Item 7 of Part II of this report below.

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

The borrowing needs of our clients may be volatile, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material effect on our business, financial condition, results of operations and reputation.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. At December 31, 2009, we had $5.3 billion in total unfunded credit commitments. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. In addition, limited partner investors of our venture capital/private equity fund clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations and reputation.

Additionally, we establish a reserve for losses associated with our unfunded credit commitments. The level of the reserve for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our funded loan portfolio. The reserve is based on credit commitments outstanding, credit quality of the loan commitments, and management’s estimates and judgment, and is susceptible to significant changes. There can be no assurance that our reserve for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the reserve for unfunded credit commitments in any period may result in a charge to our earnings, which could reduce our net income or increase net losses in that period.

Market/Liquidity Risks

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread, or a sustained period of low market interest rates, could have a material adverse effect on our business, results of operations or financial condition.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We fund assets using deposits and other borrowings. While we are increasingly offering more interest-bearing deposit products, a majority of our deposit balances are from our noninterest bearing products. Our interest-earning assets include outstanding loans extended to our clients and securities held in our investment portfolio. Overall, the interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets, and our level of interest rate spread, could be affected by a variety of factors, including changes in market interest rates, competition, and a change over time in the mix of loans, investment securities, deposits and other liabilities on our balance sheet.

Changes in market interest rates, such as the Federal Funds rate, generally impact our interest rate spread. While changes in interest rates do not produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates will nevertheless likely cause our interest rate spread to increase. (While increases in market interest rates will nevertheless likely cause our interest rate spread to increase, due to the current low level of interest rates this is not expected to be the case for the first 75 basis points of increases in the target Federal Funds rate in 2010 or later. Despite the 75 basis point decrease in the target Federal Funds rates in December 2008, we did not lower the Bank’s prime lending rate in a corresponding manner.) Conversely, if interest rates decline, our interest rate spread will likely decline. Decreases in market interest rates, especially during 2008 and 2009, have caused our interest rate spread to decline significantly, which has reduced our net income. Sustained low levels of market interest rates will likely continue to put pressure on our results of operations. Unexpected interest rate declines may also adversely affect our business forecasts and expectations. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies.

Any material reduction in our interest rate spread or the continuation of sustained low levels of market interest rates could have a material adverse effect on our business, results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. We require sufficient liquidity to meet our expected, as well as unexpected, financial obligations and requirements. An inability to raise funds through deposits, borrowings, equity/debt offerings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a reduction in our credit ratings, an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

In connection with negotiated credit facilities and certain other services, we frequently obtain equity warrant assets giving us the right to acquire stock in certain client companies. We also make investments through our SVB Capital family of funds in venture capital and private equity funds and direct investments in companies, which are required to be carried at fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, the timing of our receipt of relevant financial information, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of our realization of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance and future value of portfolio companies. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, the fair market value of these financial instruments might increase or decrease materially, and the net proceeds realized upon disposition might be less than the then-current recorded fair market value.

We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. Additionally, the value of our equity warrant asset portfolio depends on the number of warrants we obtain, and in future periods, we may not be able to continue to obtain such equity warrant assets to the same extent we have historically achieved.

Public equity offerings and mergers and acquisitions involving our clients or a slowdown in venture capital investment levels may reduce the borrowing needs of our clients, which could adversely affect our business, results of operations and financial condition.

While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. The current economic conditions reflect a slowdown in such transactions, however if the levels of such transactions were to increase, our total outstanding loans may decline. Moreover, our capital call lines of credit are typically utilized by our venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations and financial condition.

Failure to raise additional funds from third-party investors for our funds managed by SVB Capital may require us to use capital to fund commitments to other funds, which may have a material adverse effect on our business, financial condition and reputation.

From time to time, we form new investment funds through our funds management division, SVB Capital. These funds include funds that invest in other venture capital and private equity funds (which we refer to as funds of funds) and portfolio companies (which we refer to as direct equity funds). Our managed funds are typically structured as limited partnerships, heavily funded by third party limited partners and ultimately managed by us through our SVB Capital division. SVB Financial typically will also make a significant capital commitment to each of these funds as a limited partner.

Prior to forming a new fund of funds, SVB Financial has made and may make investment commitments intended for the new fund, in order to show potential investors the types of funds in which the new fund will invest. Until these investments are transferred to the new fund, which typically will occur upon the acceptance of binding commitments from third-party limited partners (the “closing”), these investments are obligations of SVB Financial. If we fail to attract sufficient capital from third-party investors to conduct the closing of a fund, we may be required to permanently allocate capital to these investments when we otherwise had intended them to be temporary obligations. If, under such circumstances, we decide to sell these investments or fail to meet our obligations, we may lose some or all of the capital that has already been deployed and may be subject to legal claims. Any unexpected permanent allocation of capital toward these investments, loss of capital contributed to these investments or legal claims against us could have a material adverse effect on our business and financial condition, as well as our reputation.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients, which may result in payment obligations to us or to our clients due to products arranged by us. Many of these transactions expose us to credit and market risk that may cause our counterparty or client to default. In addition, we are exposed to market risk when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. There is no assurance that any such losses would not materially and adversely affect our business, results of operations and financial condition.

Operational Risks

If we fail to retain our key employees or recruit new employees, our growth and results of operations could be adversely affected.

We rely on key personnel, including a substantial number of employees who have technical expertise in their subject matter area and/or a strong network of relationships with individuals and institutions in the markets we serve. If we were to have less success in recruiting and retaining these employees than our competitors, for reasons including regulatory restrictions on compensation practices or the availability of more attractive opportunities elsewhere, our growth and results of operations could be adversely affected.

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

How we structure our equity compensation may also have an adverse effect on our ability to attract, recruit and retain key employees. Our decision in May 2006 to reduce equity awards to be granted on a prospective basis, and any other similar changes limiting our equity awards that we may adopt in the future, could negatively impact our hiring and retention strategies. Moreover, recent economic conditions have reduced our share price, causing existing employee options and equity awards to have exercise prices higher—in some cases, meaningfully higher—than our actual share price. These factors could adversely affect our ability to attract, recruit and retain certain key employees.

The occurrence of fraudulent activity or breaches of our information security could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts as they typically contain higher account balances.

Information pertaining to us and our clients are maintained, and transactions are executed, on our internal networks and Internet-based systems, such as our online banking system. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and to maintain our clients’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed systems and processes that are designed to detect and prevent security breaches and periodically test our security, failure to mitigate breaches of security could result in losses to us or our clients, result in a loss of business and/or clients, cause us to incur additional expenses, affect our ability to grow our online services or other businesses, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security problems could inhibit the use or growth of the Internet as a means of conducting commercial transactions. Our ability to provide financial services over the Internet would be severely impeded if clients became unwilling to transmit confidential information online. As a result, our business, financial condition and results of operations could be adversely affected.

We face risks associated with the ability of our information technology systems and our people and processes to support our operations and future growth effectively.

In order to serve our target clients effectively, we have developed a comprehensive array of banking and other products and services. In order to support these products and services, we have developed and purchased or licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on our operations, including business interruptions which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, or damage to our reputation. For example, we are in the process of implementing a new universal banking system that will replace our current platform. Or, we may outsource certain operational functions to consultants or other third parties to enhance our overall efficiencies, which if not performed properly, could also have an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth and reputation.

Business disruptions and interruptions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition and results of operations.

Our operations can be subject to natural disasters and other external events beyond our control, such as earthquakes, fires, severe weather, public health issues, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or attributable to human beings, could cause severe destruction, disruption or interruption to our operations or property. Financial institutions, such as us, generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business could suffer serious harm. In addition, depending on the nature and duration of the disruption or interruption, we might be vulnerable to fraud, additional expense or other losses, or to a loss of business and/or clients. We have implemented a business continuity management program and we continue to enhance it on an ongoing basis. There is no assurance that our business continuity management program can adequately mitigate the risks of such business disruptions and interruptions.

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

We rely on third parties, both in the United States and internationally in countries such as India, in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill their obligations to us, to accurately inform us of relevant information and to conduct their activities professionally and in a manner that reflects positively on us. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational issues, increased expenditures, damage to our reputation or loss of clients, which could harm our business and operations, financial performance, strategic growth or reputation.

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

Our accounting policies and methods are key to how we report our financial condition and results of operations. They require management to make judgments and estimates about matters that are uncertain.

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

From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retroactively, in each case resulting in our revising or restating prior period financial statements.

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

SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve and the California Department of Financial Institutions. Federal and state laws and regulations govern, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital, which may require us to raise additional capital in the future or affect our ability to use our capital resources for other business purposes. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and results of operations.

If we were to violate international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations and reputation.

International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, NASDAQ, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, regulate broker-dealers, including our subsidiary, SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements or the need for us to raise additional capital, higher insurance premiums, higher levels of liquidity available to meet the Bank’s financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.

SVB Financial relies on dividends from its subsidiaries for most of its cash revenues.

SVB Financial is a holding company and is a separate and distinct legal entity from its subsidiaries. One of its primary sources of income is cash revenues from dividends from its subsidiaries, primarily the Bank. These dividends are a principal source of funds to pay operating costs, borrowings, if any, and dividends, should SVB Financial elect to pay any. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Strategic/Reputation Risks

Concentration of risk increases the potential for significant losses.

Concentration of risk increases the potential for significant losses in our business. Our clients are concentrated by industry niches: technology, life science, venture capital/private equity and premium wine. Many of our client companies are concentrated by certain stages within their life cycles, such as early-stage or mid-stage, and many of these companies are venture capital-backed. Our loan concentrations are derived from our borrowers engaging in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition. Due to our concentrations, we may suffer losses even when economic and market conditions are generally favorable for our competitors.

Decreases in the amount of equity capital available to our portfolio companies could adversely affect our business, growth and profitability.

Our core strategy is focused on providing banking products and services to companies, including in particular to emerging stage to mid-stage companies, that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” and corporate investors. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have an adverse effect on our business, profitability and growth prospects.

Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, the prevalence of IPO’s or M&A activity of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology, life science and venture capital/private equity industries. Reduced capital markets valuations could reduce the amount of capital available to our client companies, including companies within our technology and life science industry sectors.

Because our business and strategy are largely based on this venture capital/private equity financing framework focused on our particular client niches, any material changes in the framework, including adverse trends in investment or fundraising levels, may have a materially adverse effect on our business, strategy and overall profitability.

We face competitive pressures that could adversely affect our business, results of operations, financial condition and future growth.

Other banks and specialty and diversified financial services companies and debt funds, many of which are larger than we are, offer lending, leasing, other financial products and advisory services to our client base. In addition, we compete with hedge funds and private equity funds. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. In other cases, our competitors may offer a broader range of financial products to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, results of operations, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, results of operations, financial condition and future growth of our non-banking services, including our access to capital and attractive investment opportunities for our funds business.

Our ability to maintain or increase our market share depends on our ability to meet the needs of existing and future clients.

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and to meet the needs of existing and potential future clients. A failure to achieve market acceptance for any new products we introduce, a failure to introduce products that the market may demand, or the costs associated with developing, introducing and providing new products and services could have an adverse effect on our business, results of operations, growth prospects and financial condition.

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

One component of our strategy is to expand internationally. To date, we have opened offices in China, India, Israel and the United Kingdom. We plan to expand our operations in those locations and may expand beyond these countries. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, incremental requirement of management’s attention and resources, differing technology standards or customer requirements, cultural differences, political and economic risks and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act and foreign laws and regulations, which could have a material adverse effect on us.

Our business reputation is important and any damage to it could have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the venture capital and private equity communities, and the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, or our conduct of our business or otherwise could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. The total square footage of the premises leased under the current lease arrangement is approximately 213,625 square feet. The lease will expire on September 30, 2014, unless terminated earlier.

We currently operate 27 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park, and Palo Alto. Other regional offices in California include Irvine, Sherman Oaks, San Diego, San Francisco, St. Helena, Santa Rosa, and Pleasanton. Office locations outside of California within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; Minnetonka, Minnesota; New York, New York; Morrisville, North Carolina; Beaverton, Oregon; Randor, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Vienna, Virginia; and Seattle, Washington. Our international offices are located in: Shanghai and Hong Kong, China; Bangalore and Mumbai, India; Hertzelia Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2020, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

Our Global Commercial Bank operations are principally conducted out of our corporate headquarters in Santa Clara, and the lending teams operate out of the various regional and international offices. SVB Capital principally operates out of our office in Palo Alto. Our other businesses operate out of various offices, including SVB Private Client Services in our Santa Clara office, and SVB Analytics in San Francisco. Prior to our announcement of the cessation of operations at SVB Alliant in July 2007, SVB Alliant operated out of an office in Palo Alto.

We believe that our properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450, formerly known as SFAS No. 5). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period over the years ended December 31, 2009 and 2008, was as follows:

	2009		2008
Three Months Ended:	Low	High	Low	High
March 31	$11.58	$26.48	$41.96	$50.68
June 30	15.61	31.82	39.68	52.20
September 30	23.63	44.63	42.88	69.90
December 31	36.52	45.83	23.49	63.26

Holders

As of February 10, 2010, there were 1,315 registered holders of our stock, and we believe there were approximately 11,968 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

SVB Financial has not paid cash dividends on our common stock since 1992. Currently, we have no plans to pay cash dividends on our common stock. Our Board of Directors may periodically evaluate whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation—Restrictions on Dividends” under Part I, Item 1 of this report and Note 2—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

Under the terms of our participation in the CPP from December 12, 2008 to December 23, 2009, we could not, without the prior consent of the Treasury, pay any dividend on our common stock prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock issued to the Treasury had been redeemed in whole or transferred to a third party. We redeemed our Series B Preferred Stock in full on December 23, 2009. Since we have repaid in full our obligation under the CPP, we are no longer under this dividend restriction.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this report.

Stock Repurchases

SVB Financial did not repurchase any of its common stock during the fourth quarter of 2009. On July 24, 2008, our Board of Directors had previously approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expired on December 31, 2009. Under the terms of our participation in the CPP from December 12, 2008 to December 23, 2009, subject to certain exceptions, we could not, without the prior consent of the Treasury, repurchase our common stock or other equity securities, prior to the earlier of December 12, 2011 or the date on which the outstanding shares of Series B Preferred Stock issued to the Treasury had been redeemed in whole or transferred to a third party.

The following table presents preferred stock repurchases by month during the fourth quarter of 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	—	$—	—	$—
November 1, 2009 – November 30, 2009	—	—	—	—
December 1, 2009 – December 31, 2009	235,000	1,000	—	—

Total	235,000	$1,000	—

(1)	On December 23, 2009, we repaid our CPP obligation in full and redeemed from the Treasury all 235,000 outstanding shares of Series B Preferred Stock, having a liquidation amount equal to $1,000 per share. The aggregate total redemption price paid by us to the Treasury for the Series B Preferred Stock was $235 million.

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

The following graph compares, for the period from December 31, 2004 through December 31, 2009, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor’s 500 (“S&P 500”) Index, (ii) the cumulative total return of the Nasdaq Composite index, and (iii) the cumulative total return of the Nasdaq Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Among SVB Financial, the S&P 500 Index, the NASDAQ Stock Market-US Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/04 in stock and index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright ©2010 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2004	2005	2006	2007	2008	2009
SVB Financial	$100.00	$104.51	$104.02	$112.45	$58.52	$92.95
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Bank	100.00	98.57	111.92	89.33	71.39	60.47

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report. Information as of and for the years ended December 31, 2009, 2008 and 2007 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2006 and 2005 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2009	2008	2007	2006	2005
Income Statement Summary:
Net interest income	$382,150	$368,595	$375,842	$352,457	$299,293
Provision for loan losses	(90,180)	(100,713)	(16,836)	(9,877)	(237)
Noninterest income	97,743	152,365	220,969	141,206	117,495
Noninterest expense excluding impairment of goodwill	(339,774)	(312,887)	(329,265)	(304,069)	(259,860)
Impairment of goodwill	(4,092)	—	(17,204)	(18,434)	—

Income before income tax expense	45,847	107,360	233,506	161,283	156,691
Income tax expense	(35,207)	(52,213)	(84,581)	(65,782)	(60,758)

Net income before cumulative effect of change in accounting principle	10,640	55,147	148,925	95,501	95,933
Cumulative effect of change in accounting principle, net of tax	—	—	—	192	—

Net income before noncontrolling interests	10,640	55,147	148,925	95,693	95,933
Net loss (income) attributable to noncontrolling interests	37,370	19,139	(28,596)	(6,308)	(3,396)

Net income attributable to SVBFG	$48,010	$74,286	$120,329	$89,385	$92,537

Preferred stock dividend and discount accretion	(25,336)	(707)	—	—	—

Net income available to common stockholders	$22,674	$73,579	$120,329	$89,385	$92,537

Common Share Summary:
Earnings per common share—basic, before cumulative effect of change in accounting principle	$0.67	$2.27	$3.54	$2.57	$2.64
Earnings per common share—diluted, before cumulative effect of change in accounting principle	0.66	2.16	3.28	2.37	2.40
Earnings per common share—basic	0.67	2.27	3.54	2.58	2.64
Earnings per common share—diluted	0.66	2.16	3.28	2.38	2.40
Book value per common share	27.30	23.40	20.70	18.27	16.19
Weighted average shares outstanding—basic	33,901	32,425	33,950	34,681	35,115
Weighted average shares outstanding—diluted	34,183	34,015	36,738	37,615	38,489
Year-End Balance Sheet Summary:
Investment securities	$4,491,752	$1,786,100	$1,602,574	$1,692,343	$2,037,270
Loans, net of unearned income	4,548,094	5,506,253	4,151,730	3,482,402	2,843,353
Goodwill	—	4,092	4,092	21,296	35,638
Total assets	12,841,399	10,018,280	6,692,171	6,081,452	5,541,715
Deposits	10,331,937	7,473,472	4,611,203	4,057,625	4,252,730
Short-term borrowings	38,755	62,120	90,000	683,537	279,475
Long-term debt (1)	856,650	995,423	873,241	352,465	195,832
SVBFG stockholders’ equity	1,128,343	991,356	676,369	628,514	569,301
Average Balance Sheet Summary:
Investment securities	$2,282,331	$1,338,516	$1,364,461	$1,684,178	$1,984,178
Loans, net of unearned income	4,699,696	4,633,048	3,522,326	2,882,088	2,368,362
Goodwill	1,000	4,092	12,576	27,653	35,638
Total assets	11,326,341	7,418,303	6,019,974	5,387,435	5,189,777
Deposits	8,794,099	4,896,324	3,962,260	3,921,857	4,166,476
Short-term borrowings	46,133	304,896	320,129	400,913	69,499
Long-term debt (1)	923,854	980,694	664,581	215,966	204,525
SVBFG stockholders’ equity	1,063,175	720,851	669,190	589,206	541,426
Capital Ratios:
Total risk-based capital ratio	19.94%	17.58%	16.02%	13.95%	14.75%
Tier 1 risk-based capital ratio	15.45	12.51	11.07	12.34	12.39
Tier 1 leverage ratio	9.53	13.00	11.91	12.46	11.64
Tangible common equity to tangible assets (2)	8.78	7.64	10.03	9.99	9.69
Tangible common equity to risk-weighted assets (2)	15.05	9.31	10.28	11.15	11.04
Average SVBFG stockholders’ equity to average assets	9.39	9.72	11.12	10.94	10.43
Selected Financial Results:
Return on average assets	0.42%	1.00%	2.00%	1.66%	1.78%
Return on average SVBFG stockholders’ equity	2.68	10.38	17.98	15.17	17.09
Net interest margin	3.73	5.72	7.19	7.38	6.46
Gross charge-offs to average total gross loans	3.03	1.02	0.55	0.48	0.52
Net charge-offs to average total gross loans	2.64	0.87	0.35	0.14	0.04
Nonperforming assets as a percentage of total assets	0.41	0.88	0.14	0.27	0.25
Allowance for loan losses as a percentage of total gross loans	1.58	1.93	1.13	1.22	1.28

	Year ended December 31,
(Dollars in millions)	2009	2008	2007	2006	2005
Other Data:
Client investment funds:
Client directed investment assets	$9,693	$11,886	$13,049	$11,221	$8,863
Client investment assets under management	5,905	5,881	6,422	5,166	3,857
Sweep money market funds	—	813	2,721	2,573	2,247

Total client investment funds	$15,598	$18,580	$22,192	$18,960	$14,967

(1)	Included in our senior and subordinated notes balance are shortcut method adjustments for the corresponding interest rate swap hedges recorded as a component of other assets on the balance sheet.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Capital Resources— Capital Ratios” under Part II, Item 7 in this report for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations below contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See our cautionary language at the beginning of this Annual Report on Form 10-K. Actual results could differ materially because of various factors, including but not limited to those discussed in “Risk Factors”, under Part I, Item 1A.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity. In addition, certain amounts in prior years’ results have been revised to reflect the correction of immaterial errors associated with previously recognized gains and losses on foreign exchange contracts, as well as the adoption of new accounting standards (ASC 470-20, formerly known as FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1). Refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for further details.

Overview of Company Operations

SVB Financial is a diversified financial services company, as well as a bank holding company and financial holding company. The Company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For over 25 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them throughout their life cycles.

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

Management’s Overview of 2009 Financial Performance

We recorded net income available to common stockholders for the year ended December 31, 2009 of $22.7 million, or $0.66 per diluted common share. Net income available to common stockholders for the year ended December 31, 2009 included a non-tax deductible charge of $11.4 million related to CPP repayment in the fourth quarter of 2009 and a non-tax deductible goodwill impairment charge of $4.1 million recorded in the first quarter of 2009. Excluding these charges, net income for the year ended December 31, 2009 was $38.2 million, or $1.12 per diluted common share. (See non-GAAP reconciliation provided below).

During the first half of 2009, we were generally impacted by continued declines in venture capital and private equity activity, continued pressure on valuations in our venture and private equity-related investments, higher-than-normal credit losses, lower loan demand, and lower income from many of our fee-based products. During the latter half of 2009, we began to see signs of stabilization and relative improvement in our client base. Credit quality appeared to be improving overall, and we were able to resolve a number of borrower specific credit issues. Additionally, during the latter half of 2009 portfolio company valuations appeared to be stabilizing and we experienced higher net interest income resulting from an increase in our fixed income investment portfolio and lower interest expense. Additionally, we continued to see strong deposit growth throughout the year.

Highlights of our 2009 financial results (compared to 2008, where applicable) included the following:

•

We issued and sold through a public offering during the fourth quarter of 2009 7,965,568 shares of common stock at an offering price of $38.50 per share, which resulted in net proceeds of $292.1 million.

•

We used a portion of the net proceeds from the public offering to repay in full our obligation under the CPP. On December 23, 2009, we redeemed $235 million in preferred shares, plus accrued and unpaid dividends, which resulted in a non-cash charge of $11.4 million in the fourth quarter of 2009.

•

Growth of 79.6 percent in average deposit balances to $8.8 billion, primarily as a result of our clients’ preference for the security provided by the FDIC and their desire to maintain short-term liquidity, and the continued low interest rate environment. Our efforts in late 2008 and early 2009 to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products also contributed to this growth. Period-end deposits were $10.3 billion.

•

Growth of $943.8 million in average interest-earning investment securities to $2.3 billion, primarily due to purchases of U.S. agency securities, agency-issued collateralized mortgage obligations and agency-issued mortgage-backed securities, which were purchased with excess liquidity as a result of our continued growth in deposits. Period-end interest-earning investment securities were $3.9 billion.

•	Growth of $66.6 million in average loan balances to $4.7 billion, primarily due to the full year effect of growth in 2008 from all client industry segments. Period-end loans were $4.5 billion.
•	Provision for loan losses of $90.2 million, a decrease of $10.5 million compared to 2008.
•

An increase in net interest income (fully taxable equivalent basis) of $13.5 million, primarily due to an increase in our average interest-earning investment portfolio, as well as lower interest expense on deposits and long-term debt due to the low interest rate environment.

•

A decrease of 199 basis points in our net interest margin to 3.73 percent, primarily due to the current low interest rate environment as our average prime-lending rate decreased by 113 basis points to 4.00 percent for 2009, compared to 5.13 percent for 2008. In addition, a large portion of our deposits were invested in overnight cash with the Federal Reserve earning 25 basis points throughout 2009.

•

A decrease of $54.6 million in noninterest income to $97.7 million, primarily due to a $28.8 million decrease in client investment fees and a $16.4 million increase in net losses on investment securities.

•	An increase of $31.0 million in noninterest expense to $343.9 million, primarily due to a $13.6 million increase in FDIC assessments and a $12.3 million increase in compensation and benefits expense.

The key highlights of our financial performance in 2009 and 2008 were as follows:

	Year ended December 31
(Dollars in thousands, except per share data and ratios)	2009	2008	% Change
Income Statement:
Diluted earnings per share	$0.66	$2.16	(69.4)%
Net income attributable to SVBFG	48,010	74,286	(35.4)
Net income available to common stockholders	22,674	73,579	(69.2)
Net interest income	382,150	368,595	3.7
Net interest margin	3.73%	5.72%	(199)	bps
Provision for loan losses	90,180	100,713	(10.5)%
Noninterest income (1)	97,743	152,365	(35.8)
Noninterest expense (2)	343,866	312,887	9.9

Balance Sheet:
Average loans, net of unearned income	$4,699,696	$4,633,048	1.4%
Average noninterest-bearing deposits	5,289,288	2,946,907	79.5
Average interest-bearing deposits	3,504,811	1,949,417	79.8
Average total deposits	8,794,099	4,896,324	79.6

Ratios:
Return on average common SVBFG stockholders’ equity (3)	2.68%	10.38%	(74.2)%
Return on average assets (4)	0.42	1.00	(58.0)
Book value per common share (5)	27.30	23.40	16.7
Operating efficiency ratio (6)	71.33	59.80	19.3
Allowance for loan losses as a percentage of total gross loans	1.58	1.93	(35)	bps
Gross loan charge-offs as a percentage of average total gross loans	3.03	1.02	201	bps
Net loan charge-offs as a percentage of average total gross loans	2.64	0.87	177	bps

Other Statistics:
Average SVB prime lending rate	4.00%	5.13%	(113)	bps
Period end full-time equivalent employees	1,258	1,244	1.1

Non-GAAP measures:
Non-GAAP net income available to common stockholders (7)	$38,178	$77,437	(50.7)%
Non-GAAP diluted earnings per common share (7)	1.12	2.28	(50.9)
Non-GAAP operating efficiency ratio (8)	64.56%	56.07%	15.1
Non-GAAP noninterest income, net of noncontrolling interest (9)	$122,644	$160,859	(23.8)
Non-GAAP noninterest expense, net of noncontrolling interest (8)	327,323	297,914	9.9
Tangible common equity to tangible assets (10)	8.78%	7.64%	14.9
Tangible common equity to risk-weighted assets (10)	15.05	9.31	61.7

(1)	Noninterest income included net losses of $24.9 million attributable to noncontrolling interests for 2009, compared to net losses of $8.5 million for 2008. See “Results of Operations—Noninterest Income” for a description of noninterest income attributable to noncontrolling interests.
(2)	Noninterest expense included $12.5 million attributable to noncontrolling interests for 2009, compared to $11.1 million for 2008. See “Results of Operations—Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(3)	Ratio represents consolidated net income available to common stockholders divided by average SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity).
(4)	Ratio represents consolidated net income attributable to SVBFG divided by average assets.
(5)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity (excluding preferred equity) by total outstanding common shares.
(6)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable equivalent income.

(7)	See below for a reconciliation of non-GAAP net income and non-GAAP diluted earnings per common share.
(8)	See “Results of Operations—Noninterest Expense” for a description and reconciliation of the non-GAAP operating efficiency ratio and non-GAAP noninterest expense.
(9)	See “Results of Operations—Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(10)	See “Capital Resources—Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share

We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes non-cash charges relating to our CPP repayment and impairment of goodwill, as well as the loss from cash settlement of conversion premium of zero-coupon convertible subordinated debentures. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP net income and non-GAAP diluted earnings per common share for 2009 and 2008 is as follows:

	Year ended December 31
(Dollars in thousands, except share amounts)	2009	2008
Net income available to common stockholders	$22,674	$73,579
Impairment of goodwill (1)	4,092	—
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes (2)	—	3,858
Non-cash charge related to CPP repayment (3)	11,412	—

Non-GAAP net income available to common stockholders	$38,178	$77,437

GAAP earnings per common share—diluted	$0.66	$2.16
Impact of impairment of goodwill (1)	0.12	—
Impact of loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes (2)	—	0.12
Impact of non-cash charge related to CPP repayment (3)	0.34	—

Non-GAAP earnings per common share—diluted	$1.12	$2.28

Weighted average diluted common shares outstanding	34,182,728	34,014,581

(1)	Non-tax deductible goodwill impairment charge for eProsper recognized in the first quarter of 2009.
(2)	Represents the portion of the conversion payment that exceeded the principal amount related to a conversion of $7.8 million of our zero-coupon convertible subordinated notes, which we settled in cash in the second quarter of 2008. This non-tax deductible loss did not have any impact on our tax provision.
(3)	Non-tax deductible charge related to CPP repayment recognized in the fourth quarter of 2009.

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our marketable investment securities, non-marketable investment securities and derivative instruments are financial instruments recorded at fair value on a recurring basis. We disclose our method and approach for fair value measurements of assets and liabilities in Note 19—“Fair Value of Financial Instruments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

ASC 820, Fair Value Measurements and Disclosures (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

Level 1

Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2

Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Assets and liabilities utilizing Level 2 inputs include: U.S. treasury and agency securities, investment-grade and high-yield corporate bonds, mortgage products, municipal bonds and notes, and Over-the-Counter (“OTC”) derivative instruments and equity warrant assets for shares of public company capital stock.

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring and provide more weighting to price quotes that are based upon orderly transactions. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Accordingly, the degree of judgment exercised by management in determining fair value is greater for financial assets and liabilities categorized as Level 3.

At December 31, 2009, 34.4 percent of our total assets, or $4.4 billion, consisted of financial assets recorded at fair value on a recurring basis, compared to 18.2 percent of our total assets, or $1.8 billion as of December 31, 2008. Of these assets as of December 31, 2009, 90.7 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 9.3 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. This compares to 79.8 percent and 20.2 percent, respectively, as of December 31, 2008. Almost all of our financial assets valued using Level 3 measurements at December 31, 2009 and 2008 represented non-marketable securities. At December 31, 2009, 0.1 percent of total liabilities, or $15.9 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs, compared to 0.4 percent, or $32.6 million as of December 31, 2008. There were no material transfers in or out of Level 3 during 2009 or 2008. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring models that provide values used in financial statements be validated by qualified personnel and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

As of December 31, 2009, our available-for-sale investment portfolio, consisting primarily of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures and municipal bonds and notes, represented $3.9 billion, or 89.2 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $1.3 billion, or 72.3 percent as of December 31, 2008. These instruments were primarily classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available-for-sale fixed-income investment securities portfolio consisted primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the fixed-income investment portfolio are reviewed and monitored on a quarterly basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (primarily comprised of agency-issued mortgage-backed securities) at December 31, 2009 totaled $497.4 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at December 31, 2009 totaled $85.7 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At December 31, 2009, we had not utilized our repurchase lines to secure borrowed funds.

Financial assets valued using Level 3 measurements consist primarily of our investments in venture capital and private equity funds, direct equity investments in privately held companies and certain investments made by our consolidated sponsored debt fund. Our managed funds and sponsored debt fund that hold these investments are investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Assets valued using Level 3 measurements also include equity warrant assets in shares of private company capital stock.

During 2009 and 2008, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value decreases totaling $38.9 million and $6.3 million, respectively, primarily due to lower valuations in underlying fund investments in our managed funds of funds. Realized gains related to the Level 3 assets in 2009 and 2008 of $6.9 million and $15.8 million, respectively, related primarily to gains from distributions from underlying fund investments in our managed funds of funds, as well as from exercises of equity warrant assets in 2008.

The valuation of nonmarketable securities and equity warrant assets in shares of private company capital stock is subject to management judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPO’s, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict.

Non-Marketable Securities

Non-marketable securities include investments in private equity and venture capital funds, sponsored debt funds, direct equity investments in companies and low income housing tax credit funds. Our accounting for investments in non-marketable securities depends on several factors, including our level of ownership/control and the legal structure of our subsidiary making the investment. Based on these factors, we account for our non-marketable securities using one of three different methods: (i) investment company fair value accounting; (ii) equity method accounting; or (iii) cost method accounting. Our non-marketable securities carried under investment company fair value accounting include amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of investments made by our managed funds or consolidated sponsored debt fund that we are deemed to control, even though we may own less than 100% of such entities.

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

The valuation of our private equity funds is primarily based upon our pro-rata share of the fair market value of the net assets of a private fund as determined by such private fund on the valuation date. We utilize the most recent available financial information from the investee general partner. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information available from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events. For investments that have a significant impact on our financial statements, we have communications with the fund managers to determine whether there are significant changes to net asset value that have occurred since the fund’s last reporting date and make the necessary adjustments to our financial statements.

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

Derivative Assets—Equity Warrant Assets for Shares of Privately- and Publicly-held Companies

In connection with negotiated credit facilities and certain other services, we frequently obtain equity warrant assets giving us the right to acquire stock in certain client companies. Equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. At December 31, 2009, our equity warrant assets totaled $41.3 million, compared to $43.7 million at December 31, 2008.

We account for equity warrant assets with net settlement terms in certain private and public client companies as derivatives. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments in accordance with the provisions of ASC 815, Derivatives and Hedging (formerly known as SFAS No. 133).

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding.
•

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on guidelines for publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. A total of six such indices were used. The volatility assumption was based on the median volatility for an individual public company within an index for the past 16 quarters from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2009 was 50.5%, compared to 45.5% at December 31, 2008.

•

Actual data on cancellations and exercises of our equity warrant assets was utilized as the basis for determining the expected remaining life of the equity warrant assets in each financial reporting period. Equity warrant assets may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. This assumption reduced the reported value of the warrant portfolio by $17.4 million at December 31, 2009, compared to a reduction of $17.5 million at December 31, 2008.

•

The risk-free interest rate was derived from the U.S. Treasury yield curve. The risk-free interest rate was calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2009 was 1.4%, compared to 0.9% at December 31, 2008.

•	Other adjustments, including a marketability discount, were estimated based on management’s judgment about the general industry environment.

The fair value of our equity warrant assets recorded on our balance sheets represents our best estimate of the fair value of these instruments. Changes in the above material assumptions may result in significantly different valuations. For example, the following table demonstrates the effect of changes in the risk-free interest rate and volatility assumptions on the valuation of equity warrant assets held by SVB Financial Group active at December 31, 2009 (1):

	Volatility Factor
(Dollars in millions)	10% Lower (45.5%)	Current (50.5%)	10% Higher (55.6%)
Risk Free Interest Rate:
Less 50 basis points	$37.4	$40.4	$43.5
Current rate (1.4%)	37.9	40.9	44.0
Plus 50 basis points	38.4	41.5	44.4

(1)	The above table does not include equity warrant assets at December 31, 2009 held by Partners for Growth, LP, which were valued at $0.3 million.

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

Allowance for Loan Losses

At December 31, 2009, our allowance for loan losses totaled $72.5 million, compared to $107.4 million at December 31, 2008. The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at a balance sheet date.

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

Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. Our management applies a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by client industry sector and individually for impaired loans as determined by ASC 310, Receivables (formerly known as SFAS No. 114 and SFAS No. 5).

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

Reserve for Unfunded Credit Commitments

The level of the reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimable losses associated with our unfunded credit commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments may also include certain macro allocations as deemed appropriate by management. Our reserve for unfunded credit commitments totaled $13.3 million and $14.7 million at December 31, 2009 and 2008 respectively, and is reflected in other liabilities on our balance sheet.

Share-Based Compensation

Our share-based compensation expense totaled $14.8 million, $13.6 million and $14.9 million in 2009, 2008 and 2007, respectively. In accordance with ASC 718, Compensation—Stock Compensation (formerly known as SFAS No. 123(R)), we measure compensation expense for all employee share-based payment awards using a fair value based method, reduced by estimated award forfeitures, and record such expense in our consolidated statements of income.

We consider our accounting policy for share-based compensation to be critical as determining the fair value of awards involves the use of significant estimates and assumptions. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The Black-Scholes option-pricing model requires the use of input assumptions, including the expected life, expected price volatility of the underlying stock, expected dividend yield and risk-free interest rate. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, changes to the input assumptions can materially affect the fair value of our employee stock options. ASC 718 also requires us to develop an estimate of the number of share-based payment awards which we expect to vest. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience.

The most significant assumptions impacted by management’s judgment are the expected volatility and the expected term of the options. The expected dividend yield, and expected risk-free interest rate are not as significant to the calculation of fair value. In addition, adjustments to our estimates of the number of share-based payment awards that we expect to vest did not have a significant impact on the recorded share-based compensation expense.

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

Expected term: The expected term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, longer option terms provide more opportunity to exploit market highs. However, employees are not required to wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, we are required to estimate the expected term of the option. When establishing an estimate of the expected term, we bifurcate our option grants into two employee groupings based on exercise behavior and determine the expected term for each group by considering several factors, including historical option exercise behavior, post vesting turnover rates, terms and vesting periods of the options granted.

We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Changes to the input assumptions could materially affect the estimated fair value of our share-based payment awards.

We performed a sensitivity analysis of the impact of increasing and decreasing expected volatility by 10% as well as the impact of increasing and decreasing the weighted average expected term by one year. We performed this analysis on the stock options granted in 2009. The following table shows the impact of these changes on our stock option expense for the options granted in 2009:

(Dollars in thousands)	2009
Actual stock option expense for 2009 grants	$6,020
Stock option expense increase (decrease) under the following assumption changes:
Volatility decreased by 10% (58.8% to 48.8%)	(920)
Volatility increased by 10% (58.8% to 68.8%)	694
Average expected term decreased by 1 year (4.5 to 3.5)	(730)
Average expected term increased by 1 year (4.5 to 5.5)	461

Income Taxes

We are subject to income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which we operate. Our income tax expense totaled $35.2 million, $52.2 million and $84.6 million in 2009, 2008 and 2007, respectively.

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

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. We evaluate our uncertain tax positions in accordance with ASC 740, Income Taxes (formerly known as FASB Interpretation No. 48 (“FIN 48”)). We believe that our unrecognized tax benefits, including related interest and penalties, are adequate in relation to the potential for additional tax assessments.

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

Correction of an Immaterial Error

During the second quarter of 2009, we determined that we had incorrectly recognized certain gains and losses on foreign exchange contracts in prior periods. The cumulative pre-tax effect of the error was $6.2 million, or $3.8 million after-tax and is considered to be immaterial to the prior periods. However, since the cumulative impact of correcting this error would have been material to the results of the quarter ended June 30, 2009, we applied the guidance of ASC 250-10-S99-1 and S99-2 (formerly known as Staff Accounting Bulletin (“SAB”) 99 and SAB 108). This guidance requires that the prior financial statements be corrected, even though such revisions were, and continue to be, immaterial to the prior period financial statements. As such, the affected prior period results have been revised as follows: For the three months ended March 31, 2009, net loss increased by $1.2 million, or $0.04 per diluted common share; for the year ended December 31, 2008, net income was reduced by $2.3 million, or $0.07 per diluted common share; and for the year ended December 31, 2007, net income was reduced by $0.2 million, or $0.01 per diluted common share. For further details, please refer to Note 2—“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

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

	2009 Compared to 2008			2008 Compared to 2007
	Year Ended December 31, Increase (Decrease) Due to Change in			Year Ended December 31, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$16,734	$(19,516)	$(2,782)	$3,708	$(8,952)	$(5,244)
Investment securities (taxable)	37,336	(14,266)	23,070	(3,257)	420	(2,837)
Investment securities (non-taxable)	(12)	(245)	(257)	3,046	(128)	2,918
Loans, net of unearned income	5,174	(33,560)	(28,386)	74,263	(71,974)	2,289

Increase (decrease) in interest income, net	59,232	(67,587)	(8,355)	77,760	(80,634)	(2,874)

Interest expense:
NOW deposits	(20)	(53)	(73)	51	44	95
Regular money market deposits	(39)	(1,300)	(1,339)	—	291	291
Bonus money market deposits	735	(7,028)	(6,293)	4,400	(706)	3,694
Money market deposits in foreign offices	378	(123)	255	161	—	161
Time deposits	(347)	(1,046)	(1,393)	677	97	774
Sweep deposits	11,476	(5,216)	6,260	5,788	(159)	5,629

Total increase (decrease) in deposits expense	12,183	(14,766)	(2,583)	11,077	(433)	10,644
Short-term borrowings	(3,186)	(3,488)	(6,674)	(770)	(9,406)	(10,176)
Zero-coupon convertible subordinated notes	(2,418)	—	(2,418)	(2,801)	(813)	(3,614)
3.875% convertible senior notes	3,782	123	3,905	10,138	—	10,138
Junior subordinated debentures	143	774	917	77	(933)	(856)
Senior and subordinated notes	1,054	(12,293)	(11,239)	7,819	(7,033)	786
Other long-term debt	(1,945)	(1,783)	(3,728)	(319)	(3,251)	(3,570)

Total (decrease) increase in borrowings expense	(2,570)	(16,667)	(19,237)	14,144	(21,436)	(7,292)

Increase (decrease) in interest expense, net	9,613	(31,433)	(21,820)	25,221	(21,869)	3,352

Increase (decrease) in net interest income	$49,619	$(36,154)	$13,465	$52,539	$(58,765)	$(6,226)

Net Interest Income (Fully Taxable Equivalent Basis)

2009 compared to 2008

Net interest income increased by $13.5 million to $384.4 million in 2009, compared to $370.9 million in 2008. Overall, we saw an increase in our net interest income, primarily due to our growing interest-earning investment portfolio, as well as from lower interest expense due to the low interest rate environment, which lowered our costs on deposits and London Interbank Offered Rates (“LIBOR”) rates underlying interest rate swap agreements for our long-term debt. Although our cost of funding benefited from the low interest rate environment, the decline in interest rates earned on our loan portfolio decreased our net interest income.

The main factors affecting interest income and interest expense for 2009 compared to 2008 are discussed below:

•	Interest income for 2009 decreased by $8.4 million due to:

•

A $28.4 million decrease in interest income on loans driven principally by a 71 basis point decrease in loan yields due primarily to the full year effect of decreases totaling 325 basis points in our prime-lending rate during 2008, in response to certain Federal Fund rate decreases. Our average prime-lending rate was 4.00 percent for 2009, compared to 5.13 percent for 2008. This decrease was partially offset by higher income associated with an increase in average loan balances of $66.6 million.

•	A $2.8 million decrease in interest income on short-term investments, primarily driven by decreases in Federal Fund rates in 2008, partially offset by a $2.8 billion increase in average balances.

These decreases were partially offset by a $22.8 million increase in interest income on interest-earning investment securities, primarily related to the growth in average balances of $943.8 million due to purchases of U.S. agency securities, agency-issued collateralized mortgage obligations and agency-issued mortgage-backed securities, which were purchased with excess liquidity resulting from the growth in deposits.

•	Interest expense for 2009 decreased by $21.8 million primarily due to:

•

A decrease in interest expense of $12.6 million related to our long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes, the maturity of $50 million in Federal Home Loan Bank (“FHLB”) advances in May 2009 and the prepayment of $50 million in FHLB advances in September 2009 (originally due in November 2009). These decreases were partially offset by the full year effect of our issuance of $250 million in 3.875% convertible senior notes (“2008 Convertible Notes”) in April 2008, which was used to redeem our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”), which matured in June 2008.

•

A decrease in interest expense related to our short-term borrowings of $6.7 million, primarily due to declining short-term market interest rates, as well as a decrease in average balances outstanding. Average short-term borrowings decreased by $258.8 million to $46.1 million for 2009, compared to $304.9 million for 2008. This decrease was due to the availability of excess liquidity resulting from the growth in deposit balances.

•

A decrease in interest expense from interest-bearing deposits of $2.6 million, primarily due to decreases in deposit interest rates from declining market rates and our decision to lower rates in the first, third, and fourth quarters of 2009. This decrease was partially offset by a $1.6 billion increase in average interest-bearing deposits, driven by our clients’ preference for the security provided by the FDIC and their desire to maintain short-term liquidity, the continued low interest rate environment, and our efforts in late 2008 and early 2009 to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products.

2008 compared to 2007

Net interest income decreased by $6.2 million to $370.9 million in 2008, compared to $377.1 million in 2007. Overall, we saw a decrease in our net interest income, primarily due to declines in interest rates earned on our short-term investments due to the lower interest rate environment, as well as from an increase in interest expense due to growth in our deposits and long-term debt. These increases were partially offset by lower costs on deposits and LIBOR rates underlying our long-term debt, due to the lower interest rate environment.

The main factors affecting interest income and interest expense for 2008 compared to 2007 are discussed below:

•	Interest income for 2008 decreased by $2.9 million primarily due to:

•	A $5.2 million decrease in interest income on short-term investments, primarily driven by declining short-term market interest rates in late 2007 and throughout 2008.

This decrease was partially offset by a $2.3 million increase in interest income from our loan portfolio driven principally by an increase in average loans of $1.1 billion. This growth was driven primarily by increased loan growth from all client industry segments, with particularly strong growth in loans to software clients, venture capital funds for capital calls, life science clients, and loans to certain high-net-worth individuals. The impact of increased loan balances was partially offset by a 241 basis point decrease in loan yields due primarily to decreases totaling 325 basis points in our prime-lending rate during 2008 in response to certain Federal Fund rate decreases, as well as the full year effect of decreases totaling 100 basis points during the latter half of 2007. While the Federal Reserve cut rates by 400 basis points in 2008, our net interest margin decreased by only 147 basis points. Our average prime-lending rate was 5.13 percent in 2008, compared to 8.05 percent in 2007. Our prime-lending rate at December 31, 2008 was 4.00 percent, compared to 7.25 percent at December 31, 2007.

•	Interest expense for 2008 increased by $3.4 million primarily due to:

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

•

An increase of $2.9 million from long-term debt, primarily due to an increase in average long-term debt balances, partially offset by a decrease in average interest rates. Average long-term debt increased by $316.1 million to $980.7 million in 2008, compared to $664.6 million in 2007, due to the full year effect of our issuance of $500 million in senior and subordinated notes in May 2007 and due to the issuance of our 2008 Convertible Notes in April 2008. Average interest rates on long-term debt decreased due to lower LIBOR rates underlying our senior and subordinated notes as well as our junior subordinated debt.

These increases were partially offset by a $10.2 million decrease in interest expense from short-term borrowings, primarily due to declining short-term market interest rates. Our average cost of short-term borrowings decreased to 2.21 percent in 2008, compared to 5.29 percent in 2007.

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin was 3.73 percent in 2009, compared to 5.72 percent in 2008 and 7.19 percent in 2007. The decrease in net interest margin in 2009 was primarily due to decreases in yields on our loan portfolio resulting from the full year effect of reductions in our prime-lending rate, which we lowered in response to certain Federal Reserve rate cuts throughout 2008. Additionally, consistent with our liquidity and investment strategies, we invested excess liquidity resulting from our continued growth in deposits in overnight cash with the Federal Reserve earning 25 basis points throughout 2009. These declines in our net interest margin were partially offset by a decrease in interest expense from borrowings due to declining market rates.

The decrease in net interest margin in 2008 was primarily due to decreases in yields on our loan portfolio resulting from reductions in our prime-lending rate, which we lowered in response to certain Federal Reserve rate cuts in late 2007 and throughout 2008. Although the Federal Reserve cut rates by 400 basis points in 2008, our net interest margin decreased by only 147 basis points. The decrease in net interest margin in 2008 was also attributable to increases in rates paid on deposits due primarily to our two interest-bearing deposit products introduced in 2007, partially offset by decreases in rates paid on our short-term borrowings and interest rate swap agreements on selective long-term debt.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following table sets forth average assets, liabilities, noncontrolling interests and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2009, 2008 and 2007.

(Dollars in thousands)	Year ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,333,182	$9,790	0.29%	$507,365	$12,572	2.48%	$357,673	$17,816	4.98%
Investment securities: (2)
Taxable	2,179,181	81,536	3.74	1,235,179	58,466	4.73	1,310,595	61,303	4.68
Non-taxable (3)	103,150	6,298	6.11	103,337	6,555	6.34	53,866	3,637	6.75
Total loans, net of unearned income (4)	4,699,696	335,806	7.15	4,633,048	364,192	7.86	3,522,326	361,903	10.27

Total interest-earning assets	10,315,209	433,430	4.20	6,478,929	441,785	6.82	5,244,460	444,659	8.48

Cash and due from banks	238,911			279,520			275,907
Allowance for loan losses	(107,512)			(54,982)			(43,654)
Goodwill	1,000			4,092			12,576
Other assets (5)	878,733			710,744			530,685

Total assets	$11,326,341			$7,418,303			$6,019,974

Funding sources:
Interest-bearing liabilities:
NOW deposits	$42,022	$160	0.38%	$46,339	$233	0.50%	$35,020	$138	0.39%
Regular money market deposits	149,696	748	0.50	152,568	2,087	1.37	152,550	1,796	1.18
Bonus money market deposits	1,034,152	5,404	0.52	969,421	11,697	1.21	577,977	8,003	1.38
Money market deposits in foreign offices	62,440	416	0.67	11,570	161	1.39	—	—	—
Time deposits	355,602	2,445	0.69	393,963	3,838	0.97	324,250	3,064	0.94
Sweep deposits	1,860,899	12,173	0.65	375,556	5,913	1.57	8,310	284	3.42

Total interest-bearing deposits	3,504,811	21,346	0.61	1,949,417	23,929	1.23	1,098,107	13,285	1.21
Short-term borrowings	46,133	72	0.16	304,896	6,746	2.21	320,129	16,922	5.29
Zero-coupon convertible subordinated notes	—	—	—	69,978	2,418	3.46	147,870	6,032	4.08
3.875% convertible senior notes	245,756	14,043	5.71	179,538	10,138	5.65	—	—	—
Junior subordinated debentures	55,948	3,465	6.19	53,093	2,548	4.80	50,894	3,404	6.69
Senior and subordinated notes	560,398	9,166	1.64	531,523	20,405	3.84	313,148	19,619	6.27
Other long-term debt	61,752	984	1.59	146,562	4,712	3.22	152,669	8,282	5.42

Total interest-bearing liabilities	4,474,798	49,076	1.10	3,235,007	70,896	2.19	2,082,817	67,544	3.24
Portion of noninterest-bearing funding sources	5,840,411			3,243,922			3,161,643

Total funding sources	10,315,209	49,076	0.47	6,478,929	70,896	1.10	5,244,460	67,544	1.29

Noninterest-bearing funding sources:
Demand deposits	5,289,288			2,946,907			2,864,153
Other liabilities	179,795			221,348			191,466
Discount on zero-coupon convertible subordinated notes	—			503			1,007
SVBFG Stockholders’ equity	1,063,175			720,851			669,190
Noncontrolling interests	319,285			293,687			211,341
Portion used to fund interest-earning assets	(5,840,411)			(3,243,922)			(3,161,643)

Total liabilities and total equity	$11,326,341			$7,418,303			$6,019,974

Net interest income and margin		$384,354	3.73%		$370,889	5.72%		$377,115	7.19%

Total deposits	$8,794,099			$4,896,324			$3,962,260

Reconciliation to reported net interest income:
Adjustment for tax-equivalent basis		(2,204)			(2,294)			(1,273)

Net interest income, as reported		$382,150			$368,595			$375,842

(1)	Includes average interest-earning deposits in other financial institutions of $176.5 million, $99.1 million and $52.9 million in 2009, 2008 and 2007, respectively. For 2009 and 2008, balances also include $3.1 billion and $79.1 million, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent for all years presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $505.5 million, $380.8 million and $250.8 million in 2009, 2008 and 2007, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. For a more detailed discussion of credit quality and the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “—Consolidated Financial Condition—Credit Quality and the Allowance for Loan Losses” under Part II, Item 7 in this report. The following table summarizes our provision for loan losses for 2009, 2008 and 2007, respectively:

	Year ended December 31,
(Dollars in thousands, except ratios)	2009	2008	2007
Allowance for loan losses, beginning balance	$107,396	$47,293	$42,747
Provision for loan losses	90,180	100,713	16,836
Gross loan charge-offs	(143,570)	(47,815)	(19,378)
Loan recoveries	18,444	7,205	7,088

Allowance for loan losses, ending balance	$72,450	$107,396	$47,293

Provision as a percentage of period-end total gross loans	1.97%	1.81%	0.40%
Gross loan charge-offs as a percentage of average total gross loans	3.03	1.02	0.55
Net loan charge-offs as a percentage of average total gross loans	2.64	0.87	0.35
Allowance for loan losses as a percentage of period-end total gross loans	1.58	1.93	1.13
Period-end total gross loans	$4,582,966	$5,551,636	$4,178,098
Average total gross loans	4,739,210	4,666,025	3,547,333

Our provision for loan losses decreased by $10.5 million to $90.2 million in 2009, compared to $100.7 million in 2008.

Gross loan charge-offs of $143.6 million in 2009 came primarily from our hardware, software and life science client portfolios. Gross loan charge-offs included $56.4 million of loans that were previously classified as nonperforming loans.

Loan recoveries of $18.4 million in 2009 were primarily due to a partial recovery of $11.4 million from a loan within our hardware industry portfolio that was charged-off in the first quarter of 2009. The remaining recoveries of $7.0 million were primarily from our life science, software and hardware client portfolios.

Our allowance for loan losses decreased from $107.4 million at December 31, 2008 to $72.5 million at December 31, 2009. The decrease in allowance for loan losses is reflective of continuing improvement in credit quality trends in our loan portfolio since the second quarter of 2009 as indicated by several factors including the following:

•	A 52.7 percent decrease in nonperforming loans from a peak of $111.5 million at June 30, 2009 to $52.7 million at December 31, 2009.
•	A 25 percent decrease in classified loans from the second quarter of 2009 to the fourth quarter of 2009.
•

A majority of the net charge-offs were from nonperforming loans for which they had previously been specifically reserved. For 2009 we identified specific reserves of $51 million and recorded related net charge-offs of $53 million. Other net charge-offs were concentrated in our early-stage portfolio with a small amount of charge-offs coming from our private client services portfolio.

•

In July 2009, an independent asset management firm announced that it had closed its transaction with HRJ Capital (“HRJ”) to assume the management of HRJ’s private equity and real estate funds of funds. The transaction included the restructuring of the debt obligations owed to us by HRJ and its affiliates. The finalization of this transaction had a favorable impact on our overall allowance for loan losses and nonperforming loans in the third quarter of 2009.

Additionally, while loans greater than $10 million represented a significant source of loan losses in 2009, the size of loans added to the classified portfolio during the latter half of 2009 were less than $10 million with the largest addition being $8.8 million and the largest addition to nonperforming loans in the fourth quarter of 2009 was $1.0 million. Our overall percentage of allowance for loan losses decreased from a high of 2.26 percent at June 30, 2009, to 1.58 percent at December 31, 2009 due primarily to the resolution of the large nonperforming loans, and because additions to nonperforming loans have been smaller in size, which is a trend we expect to continue into 2010.

As such, we believe that our current allowance for loan losses of $72.5 million (1.58 percent of total gross loans) is adequate and indicative of ongoing levels of future net charge-offs. The following table provides a summary of our credit quality information:

	Year ended December 31,
(Dollars in thousands, except ratios)	2009	2008	2007
Allowance for loan losses as a percentage of total gross loans	1.58%	1.93%	1.13%
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.40	1.49	1.10
Allowance for loan losses for nonperforming loans as a percentage of total gross nonperforming loans	16.83	29.70	18.22
Allowance for loan losses	$72,450	$107,396	$47,293
Allowance for loan losses for performing loans	63,582	81,485	45,902
Allowance for loan losses for nonperforming loans	8,868	25,911	1,391
Total gross performing loans	4,530,283	5,464,387	4,170,464
Total gross nonperforming loans	52,683	87,249	7,634

Noninterest Income

	Year ended December 31,
(Dollars in thousands)	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Foreign exchange fees	$30,735	$33,106	(7.2)%	$25,750	28.6%
Deposit service charges	27,663	24,110	14.7	15,554	55.0
Client investment fees	21,699	50,498	(57.0)	51,794	(2.5)
Letters of credit and standby letters of credit income	10,333	12,006	(13.9)	11,115	8.0
Credit card fees	9,314	6,225	49.6	5,802	7.3
Corporate finance fees	—	3,640	(100.0)	14,199	(74.4)
(Losses) gains on derivative instruments, net	(753)	18,505	(104.1)	23,935	(22.7)
(Losses) gains on investment securities, net	(31,209)	(14,777)	111.2	46,724	(131.6)
Other	29,961	19,052	57.3	26,096	(27.0)

Total noninterest income	$97,743	$152,365	(35.8)	$220,969	(31.0)

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Sponsored Funds and Strategic Investments, the entire income or loss from funds where we own significantly less than 100%. We also recognize, as part of our equity valuation business through SVB Analytics, the results of eProsper, of which we own 65%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Loss (Income) Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income and net gains (losses) on investment securities, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	Year ended December 31,
	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
GAAP noninterest income	$97,743	$152,365	(35.8)%	$220,969	(31.0)%
Less: (losses) income attributable to noncontrolling interests, including carried interest	(24,901)	(8,494)	193.2	37,981	(122.4)

Non-GAAP noninterest income, net of noncontrolling interests	$122,644	$160,859	(23.8)	$182,988	(12.1)

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients. Foreign exchange fees were $30.7 million in 2009, compared to $33.1 million in 2008 and $25.8 million in 2007. The decrease in foreign exchange fees in 2009 was primarily due to lower commissioned notional volumes, which decreased to $5.0 billion in 2009, compared to $6.1 billion in 2008. The decrease in commissioned notional volumes was partially offset by higher commission rates as a higher portion of that volume came from trades with notional amounts less than $1 million in 2009, which carry comparatively higher commission rates.

The increase in foreign exchange fees in 2008 was primarily due to increased client trading activity. While commissioned notional volumes remained stable at $6.1 billion in both 2008 and 2007, a substantially higher proportion of that volume came from trades with notional amounts less than $1 million in 2008, which carry comparatively higher commission rates.

Deposit Service Charges

Deposit service charges were $27.7 million in 2009, compared to $24.1 million in 2008 and $15.6 million in 2007. The increases were primarily attributable to decreases in the credit received by clients due to decreases in short-term market interest rates in 2008.

Client Investment Fees

We offer a variety of investment products on which we earn fees. These products include money market mutual funds, overnight repurchase agreements and fixed income securities available through client-directed accounts offered through SVB Securities, our broker dealer subsidiary, and fixed income management services offered through SVB Asset Management, our investment advisory subsidiary.

Client investment fees were $21.7 million in 2009, compared to $50.5 million in 2008 and $51.8 million in 2007. The decrease in 2009 was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average client investment funds. During the latter half of the fourth quarter of 2008, we discontinued offering a third party off-balance sheet sweep product, primarily due to our decision to utilize our own on-balance sheet sweep product. The following table summarizes average client investment funds for 2009, 2008 and 2007:

(Dollars in millions)	Year ended December 31,
	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Client directed investment assets (1)	$10,879	$12,800	(15.0)%	$12,356	3.6%
Client investment assets under management	5,659	6,217	(9.0)	5,651	10.0
Sweep money market funds	56	2,573	(97.8)	2,427	6.0

Total average client investment funds (2)	$16,594	$21,590	(23.1)	$20,434	5.7

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third party financial institutions.

Period-end total client investment funds were $15.6 billion at December 31, 2009, compared to $18.6 billion at December 31, 2008, and $22.2 billion at December 31, 2007.

Credit Card Fees

Credit card fees were $9.3 million in 2009, compared to $6.2 million in 2008 and $5.8 million in 2007. The increase in 2009 was primarily due to the transfer of management and processing of our credit card portfolio in-house from a third-party servicer in the first quarter of 2009, as we began to process our credit card business in-house. Refer to Note 18—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further details.

Corporate Finance Fees

There were no corporate finance fees in 2009, compared to $3.6 million in 2008 and $14.2 million in 2007. We decided to cease operations at SVB Alliant in July 2007. The $3.6 million in fees in 2008 represented the completion of all remaining client transactions at SVB Alliant as of March 31, 2008.

(Losses) Gains on Derivative Instruments, Net

A summary of (losses) gains on derivative instruments, net, for 2009, 2008, and 2007 is as follows:

(Dollars in thousands)	Year ended December 31,
	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
(Losses) gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$1,730	$4,233	(59.1)%	$1,156	NM %
(Losses) gains on internal foreign exchange forward contracts, net (2)	(2,258)	5,185	(143.5)	(198)	NM

Total (losses) gains on foreign exchange forward contracts, net	(528)	9,418	(105.6)	958	NM
Change in fair value of interest rate swap (3)	(170)	(1,856)	(90.8)	(499)	NM
Gains on covered call options, net (4)	—	402	(100.0)	—	100.0
Equity warrant assets (5):
Gains on exercise, net	933	7,188	(87.0)	18,690	(61.5)
Change in fair value:
Cancellations and expirations	(4,515)	(2,574)	75.4	(2,643)	(2.6)
Other changes in fair value	3,527	5,927	(40.5)	7,429	(20.2)

Total net (losses) gains on equity warrant assets (6)	(55)	10,541	(100.5)	23,476	(55.1)

Total (losses) gains on derivative instruments, net	$(753)	$18,505	(104.1)	$23,935	(22.7)

NM- Not meaningful

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	Represents the change in the fair value hedge of the junior subordinated debentures. In December 2008, our counterparty called this swap for settlement in January 2009. As a result, the swap was terminated and no longer designated as a hedging instrument.
(4)	Represents net gains on covered call options by one of our sponsored debt funds.
(5)	At December 31, 2009, we held warrants in 1,225 companies, compared to 1,307 companies at December 31, 2008 and 1,179 companies at December 31, 2007.
(6)	Includes net (losses) gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the consolidated statements of income under the caption “Net Loss (Income) Attributable to Noncontrolling Interests”.

Losses on derivative instruments, net, were $0.8 million in 2009, compared to net gains of $18.5 million in 2008 and net gains of $23.9 million in 2007. The decrease of $19.3 million in 2009 was primarily due to the following:

•

Net losses from foreign exchange forward contracts hedging our foreign currency denominated loans of $2.3 million for 2009, compared to net gains of $5.2 million for 2008. The change was primarily due to the weakening of the U.S. dollar in 2009 against the Pound Sterling, compared to the strengthening of the dollar against the Pound Sterling in 2008. Net losses from foreign exchange forward contracts hedging our foreign currency denominated loans of $2.3 million were used to partially offset net gains of $1.9 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

•

Net gains from the exercise of certain warrant positions of $0.9 million in 2009, compared to net gains of $7.2 million in 2008. The decrease primarily reflects the impact of slowing M&A and IPO markets in late 2008 and throughout 2009 due to the economic environment. In addition, during 2008, we recognized a gain of $3.9 million from the sale of one warrant position.

•

Net losses from warrant cancellations and expirations of $4.5 million in 2009, compared to net losses of $2.6 million in 2008. The increase in warrant cancellations and expirations in 2009 is reflective of the downturn in the overall economy.

The decrease of $5.4 million in 2008 was primarily due to the following:

•

Net gains from the exercise of certain warrants of $7.2 million in 2008, compared to net gains of $18.7 million in 2007. The decrease primarily reflected the impact of slowing M&A and IPO markets in late 2008 due to the economic environment.

•

Net gains from foreign exchange forward contracts hedging our foreign currency denominated loans of $5.2 million for 2008, compared to net losses of $0.2 million for 2007. The change was primarily due to the strengthening of the dollar against the Pound Sterling in 2008. Net gains from foreign exchange forward contracts hedging our foreign currency denominated loans of $5.2 million were used to partially offset net losses of $7.6 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

(Losses) Gains on Investment Securities, Net

We experience variability in the performance of our private equity and venture capital investments from quarter to quarter due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the (losses) gains on investment securities and cause our results for a particular period not to be indicative of our performance in a future period. The valuation of our investments were affected by a more challenging venture capital environment, a significant slowdown of M&A activities and IPOs among our portfolio companies in 2008 and 2009. The net losses in 2009 were primarily due to lower valuations of private companies as a result of the overall impact of lower than expected operating results and lower comparative valuations from other private companies, reflective of the current economic slowdown throughout the venture capital/private equity community. As a result, we saw more unrealized losses in 2009 compared to 2008 and 2008 compared to 2007. In addition, we experienced realized losses in our “other” investments in 2009 due to impairment losses primarily from our private equity fund investments, due principally to sustained valuation decreases in underlying portfolio companies. For 2008, realized losses in our “other” investments were due to sales of our marketable equity securities, which are publicly traded shares acquired upon exercise of equity warrant assets.

The following tables provide a summary of net (losses) gains on investment securities for 2009, 2008 and 2007:

(Dollars in thousands)	Year ended December 31, 2009
	Managed Co-Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized gains (losses)	$2,327	$(37,730)	$2,334	$205	$(32,864)
Realized (losses) gains	(4,794)	8,836	2,156	(4,543)	1,655

Total (losses) gains on investment securities, net	$(2,467)	$(28,894)	$4,490	$(4,338)	$(31,209)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(2,938)	(24,569)	869	—	(26,638)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$471	$(4,325)	$3,621	$(4,338)	$(4,571)

	Year ended December 31, 2008
(Dollars in thousands)	Managed Co-Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized gains (losses)	$1,527	$(13,080)	$(8,968)	$(93)	$(20,614)
Realized gains (losses)	1,136	7,342	1,158	(3,799)	5,837

Total gains (losses) on investment securities, net	$2,663	$(5,738)	$(7,810)	$(3,892)	$(14,777)

Less: income (losses) attributable to noncontrolling interests, including carried interest	2,183	(6,227)	(4,885)	—	(8,929)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$480	$489	$(2,925)	$(3,892)	$(5,848)

	Year ended December 31, 2007
(Dollars in thousands)	Managed Co-Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized gains (losses)	$1,861	$10,412	$10,800	$—	$23,073
Realized (losses) gains	(2,025)	19,730	4,324	1,622	23,651

Total (losses) gains on investment securities, net	$(164)	$30,142	$15,124	$1,622	$46,724

Less: (losses) income attributable to noncontrolling interests, including carried interest	(129)	26,807	8,771	—	35,449

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(35)	$3,335	$6,353	$1,622	$11,275

Other Noninterest Income

A summary of other noninterest income for 2009, 2008 and 2007 is as follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Fund management fees	$10,328	$8,547	20.8%	$8,583	(0.4)%
Service-based fee income (1)	7,554	8,686	(13.0)	5,356	62.2
Gains (losses) on foreign currency loans revaluation, net	1,945	(7,567)	(125.7)	1,905	NM
Other	10,134	9,386	8.0	10,252	(8.4)

Total other noninterest income	$29,961	$19,052	57.3	$26,096	(27.0)

NM- Not meaningful

(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

Other noninterest income was $30.0 million in 2009, compared to $19.1 million in 2008 and $26.1 million in 2007. The increase of $10.9 million in 2009 was primarily due to net gains on revaluation of foreign currency loans of $1.9 million in 2009, compared to net losses of $7.6 million in 2008. The change was primarily due to the weakening of the U.S. dollar in 2009 against the Pound Sterling, compared to the strengthening of the U.S. dollar against the Pound Sterling in 2008. Net gains from revaluation of foreign currency denominated loans of $1.9 million in 2009 were partially offset by net losses from foreign exchange forward contracts of $2.3 million, which are included in net (losses) gains on derivative instruments.

The decrease of $7.0 million in 2008, compared to 2007, was primarily due to net losses on revaluation of foreign currency loans of $7.6 million in 2008, compared to net gains of $1.9 million in 2007. The change was primarily due to the strengthening of the U.S. dollar in 2008 against the Pounds Sterling. Net losses from revaluation of foreign currency denominated loans of $7.6 million in 2008 were partially offset by net gains from foreign exchange forward contracts of $5.2 million, which are included in net (losses) gains on derivative instruments. This decrease was partially offset by a $3.3 million increase in service-based fee income, primarily due to increased activities from SVB Analytics. SVB Analytics’ revenues increased by $3.3 million to $6.4 million in 2008, compared to $3.1 million in 2007, primarily as a result of an increase in the number of clients, from 408 in 2007 to 834 in 2008.

Fund management fees were $10.3 million in 2009, compared to $8.5 million in 2008 and $8.6 million in 2007. The increase in 2009 was primarily due to fees associated with a new fund in the SVB Strategic Investors Fund family, which was established and funded in the fourth quarter of 2008 and the first quarter of 2009. Typically, a fund of funds is formed through multiple closing transactions in which limited partners enter into investment commitments.

Noninterest Expense

	Year ended December 31,
(Dollars in thousands)	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Compensation and benefits	$189,631	$177,315	6.9%	$213,892	(17.1)%
Professional services	46,540	39,480	17.9	32,905	20.0
Premises and equipment	23,270	22,183	4.9	19,756	12.3
Net occupancy	17,888	17,307	3.4	20,829	(16.9)
FDIC assessments	17,035	3,451	NM	708	NM
Business development and travel	14,014	15,406	(9.0)	12,263	25.6
Correspondent bank fees	8,040	6,628	21.3	5,713	16.0
Impairment of goodwill	4,092	—	100.0	17,204	(100.0)
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858	(100.0)	—	—
(Reduction of) provision for unfunded credit commitments	(1,367)	1,252	NM	(1,207)	NM
Other	24,723	26,007	(4.9)	24,406	6.6

Total noninterest expense	$343,866	$312,887	9.9	$346,469	(9.7)

NM- Not meaningful

We use and report non-GAAP noninterest expense and a non-GAAP operating efficiency ratio, which excludes noncontrolling interests, impairment of goodwill and the loss from cash settlement of conversion premium of our 2003 Convertible Notes. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expense attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirement. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests:

	Year ended December 31,
Non-GAAP noninterest expense, net of noncontrolling interests (Dollars in thousands, except ratios)	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
GAAP noninterest expense	$343,866	$312,887	9.9%	$346,469	(9.7)%
Less: amounts attributable to noncontrolling interests	12,451	11,115	12.0	10,681	4.1
Less: loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858	(100.0)	—	—
Less: impairment of goodwill	4,092	—	100.0	17,204	(100.0)

Non-GAAP noninterest expense, net of noncontrolling interests	$327,323	$297,914	9.9	$318,584	(6.5)

GAAP taxable equivalent net interest income	$384,354	$370,889	3.6	$377,115	(1.7)
Less: (losses) income attributable to noncontrolling interests	(18)	470	(103.8)	1,296	(63.7)

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	384,372	370,419	3.8	375,819	(1.4)
Non-GAAP noninterest income, net of noncontrolling interests	122,644	160,859	(23.8)	182,988	(12.1)

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$507,016	$531,278	(4.6)	$558,807	(4.9)

Non-GAAP operating efficiency ratio	64.56%	56.07%	15.1	57.01%	(1.6)

Compensation and Benefits

Compensation and benefits expense was $189.6 million in 2009, compared to $177.3 million in 2008 and $213.9 million in 2007. The increase in compensation and benefits expense of $12.3 million in 2009 was largely due to an increase of $5.3 million in salaries and wages expense, primarily related to an increase in the average number of full-time equivalent (“FTE”) personnel, which increased to 1,259 in 2009, compared to 1,210 in 2008 and 1,145 in 2007. The increase in average FTE was attributable to increases in sales and advisory positions to support our global commercial bank operations.

The decrease in compensation and benefits expense of $36.6 million in 2008 was largely due to a decrease in performance-based incentive expenses related to our Incentive Compensation Plan and Employee Stock Ownership Plan (“ESOP”), as a result of actual 2008 annual financial results being below our expectations. These decreases were partially offset by an increase in salaries and wages expense, primarily related to an increase in the average number of FTE.

Our variable compensation plans primarily consist of the Incentive Compensation Plans, Direct Drive Incentive Compensation Plan (“Direct Drive”), SVB Financial Group 401(k) Plan, ESOP, Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $32.7 million in 2009, compared to $31.5 million in 2008 and $67.4 million in 2007. The decrease of $35.9 million in 2008 was primarily related to a $28.5 million decrease in our incentive compensation expense and a $7.3 million decrease in our ESOP expense.

Professional Services

Professional services expense was $46.5 million in 2009, compared to $39.5 million in 2008 and $32.9 million in 2007. The increase of $7.0 million in 2009 was primarily due to consulting fees related to certain infrastructure projects and legal fees related to a loan workout. The increase of $6.6 million in 2008 from 2007 was primarily due to consulting fees related to certain infrastructure projects.

Net Occupancy

Net occupancy expense was $17.9 million in 2009, compared to $17.3 million in 2008 and $20.8 million in 2007. The decrease of $3.5 million in 2008 was primarily due $1.7 million of lease exit costs recognized in 2007, as we exited three domestic offices in a move to improve synergy and efficiency across business units, as well as increased amortization of leasehold improvements in 2007 due to a change in the remaining lease term of certain domestic leases.

FDIC Assessments

FDIC assessments were $17.0 million in 2009, compared to $3.5 million in 2008 and $0.7 million in 2007. The increase of $13.5 million in 2009 was primarily due to a special assessment fee of $5.0 million, mandated for all banks by the FDIC, an increase in average deposit balances, and an increase in FDIC assessment rates. The increase of $2.8 million in 2008 from 2007 was primarily due to an increase in average deposit balances and an increase in FDIC assessment rates.

Business Development and Travel Expense

Business development and travel expense was $14.0 million in 2009, compared to $15.4 million in 2008 and $12.3 million in 2007. The increase of $3.1 million in 2008 was primarily attributable to our increased focus on global initiatives.

Impairment of Goodwill

We review goodwill for possible impairment on an annual basis, and we also monitor for any impairment triggering events quarterly. As such, as part of our quarterly review of goodwill during the first quarter of 2009, we noted an impairment resulting from a change in our outlook for eProsper’s future financial performance. As a result, we recognized a non-cash non-tax deductible charge of $4.1 million relating to the impairment of goodwill in the first quarter of 2009. There is no remaining goodwill on our balance sheet as of December 31, 2009.

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

Loss from Cash Settlement of Conversion Premium of Zero-Coupon Convertible Subordinated Notes

During the three months ended June 30, 2008, but prior to the maturity date of our 2003 Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty which was recorded as an increase in SVB Financial’s stockholders’ equity of $3.9 million. As a result, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total equity.

(Reduction of) Provision for Unfunded Credit Commitments

We calculate the (reduction of) provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a reduction in the provision of $1.4 million in 2009, compared to a provision of $1.3 million in 2008 and reduction in the provision of $1.2 million in 2007. The reduction in provision in 2009 was primarily reflective of a decrease in the balance of our unfunded credit commitments due to expirations and reductions in credit lines to certain clients, as well as lower utilization of commitments by borrowers, partially offset by an increase in historical loan loss factors applied to our unfunded portfolio. Total unfunded credit commitments were $5.3 billion at December 31, 2009, compared to $5.6 billion at December 31, 2008.

The provision in 2008 was primarily reflective of the expected impact from the continuing deterioration in overall economic conditions. The reduction in the provision in 2007 was primarily a result of the positive impact of the decrease in our allowance for loan losses as a percentage of gross loans, which decreased by nine basis points from 1.22 percent of total gross loans at December 31, 2006 to 1.13 percent at December 31, 2007. This positive impact was partially offset by an increase in our total unfunded credit commitments, which increased by $880.2 million to $4.9 billion at December 31, 2007, compared to $4.1 billion at December 31, 2006.

Other Noninterest Expense

A summary of other noninterest expense for 2009, 2008 and 2007 is as follows:

(Dollars in thousands)	Year ended December 31,
	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Tax credit fund amortization	$4,614	$3,853	19.8%	$3,173	21.4%
Telephone	4,202	5,276	(20.4)	5,404	(2.4)
Data processing services	3,025	4,235	(28.6)	3,841	10.3
Postage and supplies	2,985	3,939	(24.2)	3,814	3.3
Other	9,897	8,704	13.7	8,174	6.5

Total other noninterest expense	$24,723	$26,007	(4.9)	$24,406	6.6

Net Loss (Income) attributable to Noncontrolling Interests

Net loss (income) attributable to noncontrolling interests is primarily related to the noncontrolling interest holders’ portion of investment gains or losses and management fees in our managed funds. Net interest income attributable to noncontrolling interests represent interest earned on loans held by one of our sponsored debt funds. Noninterest income consists of investment gains and losses from our consolidated funds and gains or losses recognized from the exercise of warrants held by one of our sponsored debt funds. Noninterest expense is primarily related to management fees paid by our managed funds to the Company as the general partner and one of our consolidated sponsored debt funds for funds management. A summary of net loss (income) attributable to noncontrolling interests for 2009, 2008 and 2007 is as follows:

(Dollars in thousands)	Year ended December 31,
	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Net interest loss (income) (1)	$18	$(470)	(103.8)%	$(1,296)	(63.7)%
Noninterest loss (income) (1)	26,278	6,631	NM	(35,504)	(118.7)
Noninterest expense (1)	12,451	11,115	12.0	10,681	4.1
Carried interest (2)	(1,377)	1,863	(173.9)	(2,477)	(175.2)

Net loss (income) attributable to noncontrolling interests	$37,370	$19,139	95.3	$(28,596)	(166.9)

NM- Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income, and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing two of our managed funds of funds and the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds.

Income Taxes

Effective January 1, 2009, we adopted new accounting standards (ASC 810-10-65, formerly known as SFAS No. 160), which requires us to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners by presenting noncontrolling interests after net income in our consolidated statements of income. As a result, our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net loss (income) attributable to noncontrolling interests.

Our effective tax rate for 2009 was 42.3 percent, compared to 41.3 percent for both 2008 and 2007. The increase in the tax rate in 2009 was primarily attributable to the tax impact of the $4.1 million non-tax deductible goodwill impairment associated with eProsper in the first quarter of 2009 as well as the tax impact of higher non-deductible officers’ compensation expense on overall pre-tax income.

On January 1, 2007, we adopted the provisions of ASC 740 (formerly known as FIN 48). This guidance clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements. Our adoption of this guidance did not result in a cumulative effect adjustment to retained earnings.

Operating Segment Results

We have four operating segments in which we report our financial information: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services.

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

In accordance with ASC 280 (formerly known as SFAS No. 131), we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in Note 21—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

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

The following is our segment information for 2009, 2008 and 2007, respectively.

Global Commercial Bank

(Dollars in thousands)	Year ended December 31,
	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Net interest income	$360,046	$332,349	8.3%	$346,523	(4.1)%
Provision for loan losses	(76,011)	(85,238)	(10.8)	(12,996)	NM
Noninterest income	107,808	131,870	(18.2)	116,205	13.5
Noninterest expense	(140,150)	(116,403)	20.4	(106,861)	8.9

Income before income tax expense	$251,693	$262,578	(4.1)	$342,871	(23.4)

Total average loans	$3,711,943	$3,663,573	1.3	$2,710,049	35.2
Total average assets	3,834,498	3,719,872	3.1	2,740,816	35.7
Total average deposits	8,618,470	4,713,768	82.8	3,815,290	23.5

NM- Not meaningful

2009 compared to 2008

Net interest income for Global Commercial Bank (“GCB”) increased by $27.7 million in 2009, primarily due to an increase in the FTP earned for deposits due to significant deposit growth, decreases in the FTP charge incurred for funded loans due to decreases in market interest rates, as well as an increase in interest income from growth in GCB’s loan portfolio. These increases were partially offset by a decrease in the FTP earned for deposits due to decreases in market interest rates, as well as from a decrease in interest income from loans due to a decrease in our average prime-lending rate, which decreased to 4.00 percent in 2009, compared to 5.13 percent in 2008.

The provision for loan losses for GCB of $76.0 million for 2009 was primarily attributable to gross charge-offs primarily from our hardware, software, life sciences, and venture capital/private equity industry portfolios, partially offset by an $11.4 million partial recovery of a single loan that was previously charged off in the first quarter of 2009.

Noninterest income decreased by $24.1 million in 2009, primarily due to a $28.9 million decrease in client investment fees, partially offset by a $3.9 million increase in credit card fees. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds. The increase in credit card fees was primarily due to the transfer of management and processing of our credit card portfolio in-house from a third-party servicer in the end of the first quarter of 2009, as we began to process our credit card business in-house.

Noninterest expense increased by $23.7 million in 2009, primarily due to an increase in FDIC assessments of $13.5 million, an increase in compensation and benefits expense of $5.6 million and an increase in professional services expense of $3.9 million. The increase in FDIC assessments was primarily due to a special assessment fee of $5.0 million, mandated for all banks by the FDIC, an increase in average deposit balances, and an increase in FDIC assessment rates. The increase in compensation and benefits expense was primarily a result of an increase in salaries and wages expense and incentive compensation expense. The increases were primarily due to an increase in the average number of FTE employees at GCB, which increased to 558 in 2009, compared to 531 in 2008. The increase in average FTE was attributable to increases in sales and advisory positions to support our global commercial banking operations. The increase in our incentive compensation expense was driven by the increase in FTE employees at GCB. The increase in professional services fees was primarily due to consulting fees related to certain infrastructure projects, legal fees related to a loan workout, and legal fees incurred on behalf of our clients.

2008 compared to 2007

Net interest income for GCB decreased by $14.2 million in 2008, primarily due to a decrease in interest income from FTP earned for deposits, partially offset by an increase in interest income from the GCB’s loan portfolio. The decrease in interest income from FTP earned on deposits was primarily related to decreases in market interest rates, partially offset by increased volumes of deposits from our money market deposit product for early stage clients introduced in May 2007 and our sweep deposit product introduced in late October 2007. The increase in interest income from the GCB’s loan portfolio was primarily due to decreases in the FTP charge incurred by the GCB for funded loans and growth in the GCB’s loan portfolio, particularly from growth in loans to software clients, venture capital funds for capital calls and life science clients. These increases were partially offset by a decrease in our average prime-lending rate to 5.13 percent in 2008, compared to 8.05 percent in 2007.

The provision for loan losses for GCB of $85.2 million for 2008 was primarily attributable to $23 million in reserves for HRJ credit facilities, with the remaining reflecting the need for increased reserves for the overall loan portfolio due to two factors: (i) the deterioration in the macroeconomic environment and its expected impact on our loan portfolio; and (ii) the increase in actual loans outstanding.

Noninterest income increased by $15.7 million in 2008, primarily due to fee income growth, largely driven by an $8.5 million increase in deposit service charges and a $7.4 million increase in foreign exchange fees. The increase in deposit service charges was primarily attributable to a decrease in the credit received by clients due to decreases in short-term market interest rates. The increase in foreign exchange fees was primarily due to increased client trading activity.

Noninterest expense increased by $9.5 million in 2008, primarily due to an increase in compensation and benefits expense of $6.4 million, an increase in FDIC assessments of $2.7 million and an increase in professional services expense of $2.4 million, partially offset by a decrease in occupancy expense of $0.9 million. The increase in compensation and benefits expense was primarily a result of a $7.2 million increase in salaries and wages expense, primarily due to an increase in the average number of FTE employees at GCB, which increased to 531 in 2008, compared to 499 in 2007. The increase in average FTE was attributable to increases in sales and advisory positions to support our commercial banking operations. This increase was partially offset by decreases in our incentive compensation plans and ESOP expense, as a result of actual 2008 annual financial results being below our expectations. The increase in FDIC assessments relates primarily to an increase in average deposit balances, and an increase in fee rates. The increase in professional services fees was primarily due to consulting fees related to certain infrastructure projects. The decrease in net occupancy costs was primarily due to lease exit costs recognized in the second quarter of 2007.

Relationship Management

(Dollars in thousands)	Year ended December 31,
	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Net interest income	$34,689	$29,766	16.5%	$26,509	12.3%
Provision for loan losses	(13,955)	(15,441)	(9.6)	(3,911)	NM
Noninterest income	1,355	1,673	(19.0)	1,642	1.9
Noninterest expense	(14,998)	(14,443)	3.8	(12,442)	16.1

Income before income tax expense	$7,091	$1,555	NM	$11,798	(86.8)

Total average loans	$961,364	$905,504	6.2	$772,910	17.2
Total average assets	962,701	909,234	5.9	778,047	16.9
Total average deposits	168,286	164,771	2.1	142,927	15.3

NM- Not meaningful

2009 compared to 2008

Net interest income increased by $4.9 million in 2009, primarily due to decreases in the FTP charge incurred for funded loans from decreases in market interest rates, as well as an increase in interest income from growth in Relationship Management’s loan portfolio, particularly from growth in average loans to targeted high-net-worth individuals and wine industry clients. These increases were partially offset by a decrease in interest income from loans due to a decrease in our average prime-lending rate and a decrease in the FTP earned for deposits due to decreases in market interest rates.

The provision for loan losses of $14.0 million for 2009 was primarily attributable to charge-offs and reserves related to loans to certain high-net-worth individuals.

2008 compared to 2007

Net interest income increased by $3.3 million in 2008, primarily due to an increase in interest income from the loan portfolio, partially offset by a decrease in interest income from FTP earned for deposits. The increase in interest income from the loan portfolio was primarily due to decreases in the FTP charge incurred for funded loans and growth in the loan portfolio, particularly from growth in loans to targeted high-net-worth individuals and wine industry clients. These increases were partially offset by a decrease in our average prime-lending rate to 5.13 percent in 2008, compared to 8.05 percent in 2007. The decrease in interest income from FTP earned on deposits was primarily related to decreases in market interest rates, partially offset by increased volumes of deposits.

The provision for loan losses of $15.4 million for 2008 was primarily reflecting the need for increased reserves for the overall loan portfolio due to two factors: (i) the deterioration in the macroeconomic environment and its expected impact on our loan portfolio; and (ii) the increase in actual loans outstanding.

Noninterest expense increased by $2.0 million in 2008, primarily related to activities of the SVB Private Equity Relationship group.

SVB Capital

	Year ended December 31,
(Dollars in thousands)	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
Net interest (loss) income	$(16)	$42	(138.1)%	$100	(58.0)%
Noninterest income	6,521	9,360	(30.3)	11,936	(21.6)
Noninterest expense	(14,487)	(16,206)	(10.6)	(13,412)	20.8

Loss before income tax expense	$(7,982)	$(6,804)	17.3	$(1,376)	NM

Total average assets	$96,732	$58,145	66.4	$19,558	197.3

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

We experience variability in the performance of SVB Capital from year to year due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results for a particular period not to be indicative of future performance. The valuation of our consolidated investment funds continues to be affected by a more challenging venture capital environment, a significant slowdown of M&A activities and IPOs in 2008 and 2009. The net losses for the year ended December 31, 2009 were primarily due to lower valuations for private companies and declines in the public equity markets, reflective of the current economic slowdown throughout the venture capital/private equity community. As a result, we saw more unrealized losses in the year ended December 31, 2009, compared to 2008.

2009 compared to 2008

Noninterest income decreased by $2.8 million in 2009 primarily due to net losses on investment securities in 2009 compared to net gains on investment securities in 2008. SVB Capital’s components of noninterest income primarily include the following:

•

Net losses on investment securities of $3.9 million in 2009, compared to net gains of $1.0 million in 2008. The net losses on investment securities of $3.9 million in 2009 from our managed funds were primarily related to net losses from two of our managed funds of funds due to net decreases of $2.3 million in the fair value of fund investments and a decrease of $1.3 million in carried interest due to a decline in the performance of two of our managed funds of funds.

•

Fund management fees of $10.3 million in 2009, compared to $8.5 million in 2008. The increase in fund management fees was primarily due to fees associated with a new fund in the SVB Strategic Investors Fund family, which was established and funded in the fourth quarter of 2008 and the first quarter of 2009.

Noninterest expense decreased by $1.7 million in 2009, primarily due to a decrease in compensation and benefits expense.

2008 compared to 2007

Noninterest income decreased by $2.6 million in 2008, primarily due to lower net gains on investment securities in 2008, compared to 2007. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $1.0 million in 2008, compared to net gains of $3.3 million in 2007. The net gains on investment securities of $1.0 million in 2008 from our managed funds were primarily due to realized gains from distributions and carried interest, partially offset by net decreases in the fair value of fund investments.

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

Other Business Services

Our Other Business Services group includes SVB Analytics as well as our Sponsored Debt Funds and Strategic Investments.

	Year ended December 31,
(Dollars in thousands)	2009	2008	% Change 2009/2008		2007	% Change 2008/2007
Net interest (loss) income	$(241)	$(8)	NM	%	$404	(102.0)%
Noninterest income	6,078	3,961	53.4		13,080	(69.7)
Noninterest expense	(15,471)	(11,208)	38.0		(9,708)	15.5

(Loss) income before income tax expense	$(9,634)	$(7,255)	32.8		$3,776	NM

Total average assets	$81,312	$65,733	23.7		$63,047	4.3

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

We experience variability in the performance of our sponsored debt funds and strategic investments from year to year due to a number of factors, including changes in the values of our investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results for a particular period not to be indicative of future performance.

SVB Analytics provides equity valuation services to private companies and venture capital firms. We also offer equity management services, including capitalization data management, through eProsper, Inc., a company which SVB Analytics holds a controlling ownership interest.

A summary of noninterest income for SVB Analytics and Sponsored Debt Funds & Strategic Investments is as follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	% Change 2009/2008	2007	% Change 2008/2007
SVB Analytics	$6,709	$7,809	(14.1)%	$4,555	71.4%
Sponsored Debt Funds & Strategic Investments	(631)	(3,848)	(83.6)	8,525	(145.1)

Total noninterest income	$6,078	$3,961	53.4	$13,080	(69.7)

2009 compared to 2008

Noninterest income increased by $2.1 million in 2009, primarily due to lower net losses on investment securities in 2009, partially offset by a lower number of valuations performed by SVB Analytics. Other Business Services’ components of noninterest income primarily include the following:

•

Net losses on investment securities of $0.5 million in 2009, compared to net losses of $4.2 million in 2008. The net losses on investment securities of $0.5 million in 2009 were primarily due to $4.4 million losses from other-than-temporary impairment of certain strategic venture capital fund investments, partially offset by net gains of $3.8 million from two of our venture debt fund investments.

•

Decrease in SVB Analytics’ revenues of $1.1 million to $6.7 million in 2009, compared to $7.8 million in 2008, primarily as a result of a lower number of valuations performed to 682 in 2009, compared to 834 in 2008.

Noninterest expense increased by $4.3 million in 2009, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill recognized in the first quarter of 2009 resulting from changes in our outlook for eProsper’s future financial performance. Additionally, there was an increase in compensation and benefits expense, primarily attributable to the growth in the number of average FTE employees at SVB Analytics, which increased to 36 in 2009, compared to 30 in 2008.

2008 compared to 2007

Noninterest income decreased by $9.1 million in 2008, primarily due to net losses on investment securities in 2008, compared to net gains on investment securities in 2007, partially offset by an increase in SVB Analytics’ revenues. Other Business Services’ components of noninterest income primarily include the following:

•

Net loss on investment securities of $4.2 million in 2008, compared to net gains of $7.4 million in 2007. The net losses on investment securities of $4.2 million in 2008 were primarily due to net losses of $3.3 million from lower valuations at one of our sponsored debt funds mainly attributable to decreases in the share price of certain investments and net losses of $1.1 million from impairment of certain strategic venture capital fund investments.

•

Increase in SVB Analytics’ revenues of $3.2 million to $7.8 million in 2008, compared to $4.6 million in 2007, primarily as a result of an increase in the number of valuations performed to 834 in 2008, compared to 408 in 2007.

Noninterest expense increased by $1.5 million in 2008, primarily due to increases in SVB Analytics’ expense resulting from continued growth in SVB Analytics’ business.

Consolidated Financial Condition

Our total assets were $12.8 billion at December 31, 2009, an increase of $2.8 billion, or 28.2 percent, compared to $10.0 billion at December 31, 2008, which increased $3.3 billion, or 49.7 percent compared to $6.7 billion at December 31, 2007. The increase in 2009 was primarily due to significant increases in cash and investment securities due to the growth in our deposit balances. The increase in 2008 was primarily a result of our strong deposit growth due to our focus on growing on-balance sheet deposits.

Cash and Due from Banks

Cash and due from banks totaled $3.5 billion at December 31, 2009, an increase of $1.5 billion, or 76.4 percent, compared to $2.0 billion at December 31, 2008. The increase was primarily due to the significant increase in our deposit balances from December 31, 2008 to December 31, 2009. The increase in our deposit balances was primarily due to our clients’ preference for the security provided by the FDIC and their desire to maintain short-term liquidity, the continued low interest rate environment, and our efforts in late 2008 and early 2009 to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products. As of December 31, 2009 and December 31, 2008, $3.1 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $171.6 million and $169.0 million, respectively.

Federal Funds Sold, Securities Purchased under Agreements to Resell, and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $58.2 million at December 31, 2009, a decrease of $420.2 million, or 87.8 percent, compared to $478.4 million at December 31, 2008. The decrease was primarily due to cash management strategies.

Investment Securities

Investment securities totaled $4.5 billion at December 31, 2009, an increase of $2.7 billion, or 151.5 percent, compared to $1.8 billion at December 31, 2008, which decreased $183.5 million, or 11.5 percent, compared to $1.6 billion at December 31, 2007. The increase in 2009 was primarily related to purchases of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, and U.S. agency securities as part of our overall investment strategy to invest excess liquidity from our continued growth in deposits. The increase in 2008, compared to 2007, was primarily related to increases in our non-marketable securities, mainly due to increases in investments managed by our funds of funds, our co-investment funds, and direct fund investments in our SVB Capital and Sponsored Debt Funds and Strategic Investments, as well as increases in the balances of our marketable securities, particularly our agency-issued mortgage-backed securities and agency-issued collateralized mortgage obligations. The following table presents a profile of our investment securities portfolio at December 31, 2009, 2008 and 2007:

	December 31,
(Dollars in thousands)	2009	2008	2007
Marketable securities:
Available-for-sale securities, at fair value:
U.S. treasury securities	$26,047	$—	$20,128
U.S. agency debentures	891,753	113,603	161,080
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,410,630	448,594	366,735
Agency-issued collateralized mortgage obligations	1,372,375	483,275	406,476
Non agency mortgage-backed securities	83,696	115,330	154,150
Commercial mortgage-backed securities	48,801	47,481	61,290
Municipal bonds and notes	102,877	108,755	81,855
Marketable equity securities	2,009	152	7,391
Venture capital fund investments	—	1	1

Total available-for-sale securities	3,938,188	1,317,191	1,259,106

Marketable securities (investment company fair value accounting) (1)	33	1,703	3,591
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)	271,316	242,645	194,862
Other private equity investments (3)	96,577	82,444	44,872
Other investments (4)	1,143	1,547	12,080
Non-marketable securities (equity method accounting):
Other investments (5)	59,660	27,000	21,299
Low income housing tax credit funds	26,797	31,510	24,491
Non-marketable securities (cost method accounting):
Private equity fund investments (6)	86,019	69,971	35,006
Other private equity investments	12,019	12,089	7,267

Total investment securities	$4,491,752	$1,786,100	$1,602,574

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. The following table shows the amounts of investments by the following funds and our ownership of each fund at December 31, 2009, 2008 and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$33	50.0%	$1,233	50.0%	$2,556	50.0%
SVB India Capital Partners I, LP	—	14.4	470	14.4	1,035	13.9

Total marketable securities	$33		$1,703		$3,591

(2)	The following table shows the amounts of investments by the following consolidated fund of funds and our ownership of each fund at December 31, 2009, 2008 and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$50,508	12.6%	$65,985	12.6%	$68,744	12.6%
SVB Strategic Investors Fund II, LP	85,820	8.6	94,161	8.6	81,382	8.6
SVB Strategic Investors Fund III, LP	102,568	5.9	80,780	5.9	44,736	5.9
SVB Strategic Investors Fund IV, LP	13,677	5.0	1,719	5.0	—	—
SVB Capital Preferred Return Fund, LP	8,330	20.0	—	—	—	—
SVB Capital—NT Growth Partners, LP	10,413	33.0	—	—	—	—

Total private equity fund investments	$271,316		$242,645		$194,862

(3)	The following table shows the amounts of investments by the following consolidated co-investment funds and our ownership of each fund at December 31, 2009, 2008 and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$24,023	10.7%	$24,188	10.7%	$28,068	10.7%
SVB Capital Partners II, LP (i)	36,847	5.1	38,234	5.1	14,458	5.1
SVB India Capital Partners I, LP	35,707	14.4	20,022	14.4	2,346	13.9

Total other private equity investments	$96,577		$82,444		$44,872

(i)	At December 31, 2009, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At December 31, 2009, 2008 and 2007 we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amounts of investments and our ownership of each investment at December 31, 2009, 2008 and 2007:

	December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$16,134	9.3%	$18,234	9.3%	$15,915	9.3%
Partners for Growth II, LP	13,059	24.2	8,559	24.2	5,384	24.2
Other investments	30,467	N/A	207	N/A	—	N/A

Total other investments	$59,660		$27,000		$21,299

(i)	At December 31, 2009, we had a direct ownership interest of 4.8% in the fund. In addition, we had a 90.7% direct ownership interest in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Our indirect interest in the fund through our investment in GHLLC is 4.5%. Our direct and indirect ownership in the fund is 9.3%.

(6)

Represents investments in 349, 360 and 324 private equity funds at December 31, 2009, 2008 and 2007, respectively, where our ownership interest is less than 5% of the voting stock of each such fund. For the year ended December 31, 2009, we recognized OTTI losses of $4.4 million resulting from other-than-temporary declines in value for 84 of the 349 investments. The OTTI losses are included in net (losses) gains on investment securities, a component of noninterest income. For the remaining 265 investments at December 31, 2009, we concluded that any declines in value were temporary and as such, no OTTI was recognized. At December 31, 2009, the carrying value of these private equity fund investments (cost method accounting) was $86.0 million, and the estimated fair value was $81.0 million.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company fair value accounting.

Our fixed income investment portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and asset/liability strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities totaled $3.9 billion at December 31, 2009, an increase of $2.6 billion, or 199.0 percent, from $1.3 billion at December 31, 2008, which increased by $58.1 million, from $1.3 billion at December 31, 2007. The increase in 2009 was primarily due to a $962.0 million increase in our agency-issued mortgage-backed securities, an $889.1 million increase in our agency-issued collateralized mortgage obligations and a $778.2 million increase in U.S. agency debentures, which were purchased with excess liquidity resulting from our continued growth in deposits.

The duration of our fixed income investment portfolio was 2.3 years at December 31, 2009, compared to 2.8 years at December 31, 2008 and 2.3 years at December 31, 2007. Changes in portfolio duration are impacted by the effect of changing interest rates on agency-issued mortgage-backed securities and agency-issued collateralized mortgage obligations as well as changes in the mix of longer versus shorter term to maturity securities.

Marketable securities accounted for under investment company accounting represents investments managed by SVB Capital or by one of our consolidated sponsored debt funds that were originally made within our non-marketable securities portfolio and have been converted into publicly-traded shares. Marketable securities were $33 thousand, $1.7 million and $3.6 million at December 31, 2009, 2008 and 2007, respectively. The decrease of $1.7 million in 2009 was primarily due to the sale of certain investments in one of our sponsored debt funds.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and investments in Sponsored Debt Funds and Strategic Investments as part of our investment funds management business and include funds of funds, co-investment funds and debt funds, as well as direct equity investments in portfolio companies and fund investments. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. Non-marketable securities of $553.5 million ($233.0 million net of noncontrolling interests) at December 31, 2009 increased by $86.3 million or 18.5 percent, from $467.2 million ($169.1 million net of noncontrolling interests) at December 31, 2008 which increased by $127.3 million or 37.5 percent, from $339.9 million ($114.8 million net of noncontrolling interests) at December 31, 2007.

The increase in non-marketable securities of $86.3 million in 2009 was primarily related to the following:

•

An increase of $32.7 million in other investments accounted for using equity method accounting primarily related to additional investments made by SVB Financial in venture debt funds, equity investments, and fund investments.

•

An increase of $28.7 million in private equity fund investments accounted for using investment company fair value accounting due to additional investments made by our managed funds of funds, with particular growth in SVB Strategic Investors Fund III, LP, SVB Strategic Investors Fund IV, LP, SVB Capital Preferred Return Fund, LP, and SVB Capital-NT Growth Partners, LP.

•

An increase of $16.0 million in private equity fund investments accounted for using cost method accounting primarily related to investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form (“New Fund Commitments”). The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds when they are formed with the binding commitments of outside investors or as soon as practicable thereafter.

•

An increase of $14.1 million in other private equity investments accounted for using investment company fair value accounting related primarily to additional investments from SVB India Capital Partners I, LP.

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

•

An increase of $35.0 million in private equity fund investments accounted for using cost method accounting primarily related to investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form. The New Fund Commitments are intended to be transferred to, and become the financial obligations of, these new funds when they are formed with the binding commitments of outside investors or as soon as practicable thereafter.

Investment Concentration

At December 31, 2009, 2008 and 2007, we held no investment securities that were issued by a single party that exceeded 10% of our stockholders’ equity.

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully-Taxable Equivalent)

Please refer to the discussion of the remaining contractual principal maturities and fully taxable equivalent yields on investment securities in Note 7—“Investment Securities” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

Loans

The following table details the composition of the loan portfolio, net of unearned income as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Commercial loans	$3,603,639	$4,515,019	$3,321,911	$2,723,495	$2,172,076
Premium wine (1)	441,901	419,539	375,169	375,601	349,358
Community development loans (2)	59,926	48,293	52,094	37,723	31,355
Consumer and other (3)	442,628	523,402	402,556	345,583	290,564

Total loans, net of unearned income (4)	$4,548,094	$5,506,253	$4,151,730	$3,482,402	$2,843,353

(1)	Premium wine consists of loans for vineyard development as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At December 31, 2009, 2008, 2007, 2006 and 2005, $298.9 million, $269.6 million, $251.1 million, $246.3 million and $214.7 million, respectively, of such loans were secured by real estate.

(2)	Community development loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at December 31, 2009, 2008, 2007, 2006 and 2005 were comprised of the following:

(Dollars in thousands)	December 31,
	2009	2008	2007	2006	2005
Home equity lines of credit (i)	$90,459	$89,544	$84,808	$92,093	$97,863
Loans to eligible employees (iii)	86,147	74,759	48,973	35,565	31,234
Loans for personal residences (ii)	64,678	58,700	48,066	32,173	21,263

Consumer loans secured by real estate	$241,284	$223,003	$181,847	$159,831	$150,360

(i)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(ii)	Represents loans used to purchase, renovate or refinance personal residences.
(iii)	Represents loans made to eligible employees through our EHOP.

(4)	Unearned income was $34.9 million, $45.4 million, $26.4 million, $27.2 million and $25.0 million in 2009, 2008, 2007, 2006 and 2005, respectively.

The decrease in commercial loans from December 31, 2008 to December 31, 2009 came primarily from decreases in loans to venture capital/private equity funds for capital calls due to the downturn in the economic environment causing lower levels of venture capital investments, as well as from a decrease in our technology client portfolio reflecting efforts by some clients to deleverage their businesses. Although loan balances have decreased, we continue to make new loans, adding 407 new loan clients in 2009, resulting in $977.0 million in new funded loans.

Loan Concentration

Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions. A substantial percentage of our loans are commercial in nature. The breakdown of total gross loans and total loans as a percentage of gross loans by industry sector is as follows:

	December 31, 2009		December 31, 2008
Industry Sector	Amount	Percentage	Amount	Percentage
Technology	$2,023,887	44.2%	$2,666,372	48.0%
Private Equity	936,693	20.4	1,065,424	19.2
Life Sciences	519,791	11.3	601,690	10.8
Premium Wine	442,061	9.7	419,916	7.6
Private Client Services	440,018	9.6	523,299	9.4
All other sectors	220,516	4.8	274,935	5.0

Total gross loans	$4,582,966	100.0%	$5,551,636	100.0%

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of December 31, 2009:

(Dollars in thousands)	December 31, 2009
	Less than Five Million	More than Five to Ten Million	More than Ten to Twenty Million	More than Twenty to Thirty Million	More than Thirty Million	Total
Technology	$1,002,990	$263,034	$401,791	$245,592	$110,480	$2,023,887
Private Equity	238,869	159,289	166,807	136,305	235,423	936,693
Life Sciences	285,646	84,781	103,697	45,667	—	519,791
Premium Wine	169,053	100,931	95,291	76,786	—	442,061
Private Client Services	266,049	86,790	—	20,207	66,972	440,018
All other sectors	94,760	36,977	68,654	20,125	—	220,516

Total gross loans	$2,057,367	$731,802	$836,240	$544,682	$412,875	$4,582,966

At December 31, 2009, gross loans totaling $957.6 million, or 20.9 percent of our portfolio, were individually greater than $20 million. These loans represented 32 clients, and of these loans $20.4 million were on nonaccrual status as of December 31, 2009.

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of December 31, 2008:

(Dollars in thousands)	December 31, 2008
	Less than Five Million	More than Five to Ten Million	More than Ten to Twenty Million	More than Twenty to Thirty Million	More than Thirty Million	Total
Technology	$1,236,293	$328,518	$533,694	$283,403	$284,464	$2,666,372
Private Equity	186,289	222,806	304,264	115,175	236,890	1,065,424
Life Sciences	324,915	120,249	102,325	21,800	32,401	601,690
Private Client Services	278,330	79,360	60,433	22,719	82,457	523,299
Premium Wine	184,798	115,841	98,967	20,310	—	419,916
All other sectors	81,002	53,255	90,178	50,500	—	274,935

Total gross loans	$2,291,627	$920,029	$1,189,861	$513,907	$636,212	$5,551,636

At December 31, 2008, gross loans totaling $1.2 billion, or 20.7 percent of our portfolio, were individually greater than $20 million. These loans represented 36 clients, and of these loans $66.7 million were on nonaccrual status as of December 31, 2008.

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Clients across all industry segments and loan categories have been affected by the weakened economic environment in recent periods. Our technology and life sciences loan portfolio includes loans to emerging, early-stage and mid-stage companies. Loans provided to early-stage clients venture-backed companies represents a relatively small percentage of our portfolio at approximately 11 percent of total gross loans at December 31, 2009, compared to 12 percent at December 31, 2008. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. In the distressed economic conditions that have occurred recently, venture capital financing activity as well as IPOs and M&A activities have slowed significantly. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable effort has not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At December 31, 2009, our lending to private equity firms and venture capital companies represented 20.4 percent compared to 19.2 percent at December 31, 2008. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. During unstable economic times, these limited partner investors may face liquidity issues or have difficulties meeting their financial commitments, which may lead to our clients’ inability to meet their repayment obligations to us.

At December 31, 2009, our asset-based lending, which consists primarily of working capital lines, and our accounts receivable factoring represented 7.8 percent and 6.5 percent, respectively, of total gross loans, compared to 8.2 percent and 6.3 percent, respectively at December 31, 2008. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business which could be impacted due to the weakened economic environment.

Approximately 44.9 percent and 9.0 percent of our outstanding total gross loan balances as of December 31, 2009 were to entities based in the states of California and Massachusetts, respectively, compared to 44.7 percent and 10.6 percent, respectively, as of December 31, 2008. There are no other states with balances greater than 10 percent.

As of December 31, 2009, 71.8 percent, or $3.3 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 75.3 percent, or $4.2 billion, as of December 31, 2008. The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2009, for fixed and variable rate loans:

(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial loans	$146,055	$734,120	$—	$880,175
Premium wine	24,904	67,897	156,550	249,351
Community development loans	45,483	2,059	1,901	49,443
Consumer and other	8,572	39,142	67,542	115,256

Total fixed-rate loans	$225,014	$843,218	$225,993	$1,294,225

Variable-rate loans:
Commercial loans	$1,478,999	$1,269,884	$8,955	$2,757,838
Premium wine	105,710	68,924	18,077	192,711
Community development loans	381	10,501	12	10,894
Consumer and other	168,766	73,279	85,253	327,298

Total variable-rate loans	$1,753,856	$1,422,588	$112,297	$3,288,741

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

Loan Administration

Through the authority delegated by the Board of Directors, the Directors’ Loan Committee (“DLC”) oversees our credit policies. Our DLC, comprised of six of our outside directors, periodically reviews, and approves where appropriate, our credit policies, our loan underwriting, approval, and monitoring activities.

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

Credit Quality and Allowance for Loan Losses

The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Balance, beginning of year	$107,396	$47,293	$42,747	$36,785	$37,613
Charge-offs:
Commercial	(126,767)	(39,663)	(19,274)	(13,848)	(9,357)
Premium wine	(3,107)	(309)	(4)	(18)	(1,523)
Community development loans	(96)	(167)	—	—	(3)
Consumer and other	(13,600)	(7,676)	(100)	(199)	(1,533)

Total charge-offs	(143,570)	(47,815)	(19,378)	(14,065)	(12,416)

Recoveries:
Commercial	18,033	7,010	7,022	7,553	10,481
Premium wine	55	170	66	1,415	868
Community development loans	17	21	—	1,090	2
Consumer and other	339	4	—	92	—

Total recoveries	18,444	7,205	7,088	10,150	11,351

Net charge-offs	(125,126)	(40,610)	(12,290)	(3,915)	(1,065)
Provision for loan losses	90,180	100,713	16,836	9,877	237

Balance, end of year	$72,450	$107,396	$47,293	$42,747	$36,785

Net loan charge-offs to average total gross loans	2.64%	0.87%	0.35%	0.14%	0.04%

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
Commercial	$56,947	79.2%	$94,499	82.0%	$37,896	80.0%	$34,370	78.2%	$28,301	76.4%
Premium wine	7,263	9.7	7,548	7.6	6,218	9.0	5,082	10.8	5,339	12.3
Community development loans	497	1.3	594	0.9	500	1.3	387	1.1	296	1.1
Consumer and other	7,743	9.8	4,755	9.5	2,679	9.7	2,908	9.9	2,849	10.2

Total	$72,450	100.0	$107,396	100.0	$47,293	100.0	$42,747	100.0	$36,785	100.0

(1)	Represents loan type as a percentage of total loans, net of unearned income as of year end.

Nonperforming Assets

Nonperforming assets consist of loans past due 90 days or more that are still accruing interest, loans on nonaccrual status, and foreclosed property classified as Other Real Estate Owned (“OREO”). We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with ASC 310 (formerly known as SFAS No. 114). The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses.

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$2,456	$2,330	$—	$—	$1,046
Nonaccrual loans	50,227	84,919	7,634	10,977	6,499

Total gross nonperforming loans	52,683	87,249	7,634	10,977	7,545
OREO	220	1,250	1,908	5,677	6,255

Total nonperforming assets	$52,903	$88,499	$9,542	$16,654	$13,800

Nonperforming loans as a percentage of total gross loans	1.15%	1.57%	0.18%	0.31%	0.26%
Nonperforming assets as a percentage of total assets	0.41	0.88	0.14	0.27	0.25
Allowance for loan losses	$72,450	$107,396	$47,293	$42,747	$36,785
As a percentage of total gross loans	1.58%	1.93%	1.13%	1.22%	1.28%
As a percentage of gross nonperforming loans	137.52	123.09	619.50	389.42	566.01
Allowance for loan losses for total gross nonperforming loans	$8,868	$25,911	$1,391	$139	$—
As a percentage of total gross loans	0.19%	0.47%	0.03%	—%	—%
As a percentage of gross nonperforming loans	16.83	29.70	18.22	1.27	—
Allowance for loan losses for total gross performing loans	$63,582	$81,485	$45,902	$42,608	$36,785
As a percentage of total gross loans	1.39%	1.47%	1.10%	1.21%	1.28%
As a percentage of gross performing loans	1.40	1.49	1.10	1.22	1.29
Reserve for unfunded credit commitments (1)	$13,331	$14,698	$13,446	$14,653	$17,115
Total gross loans	4,582,966	5,551,636	4,178,098	3,509,560	2,868,382
Total unfunded credit commitments	5,338,726	5,630,486	4,938,625	4,058,413	4,410,601

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “(Reduction of) Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Nonaccrual Loans

The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Technology	$23,882	$11,967	$2,936	$4,672	$127
Private Equity	—	43,965	—	—	—
Life Sciences	1,833	5,008	—	—	—
Private Client Services	21,326	22,719	222	—	—
Premium Wine	285	—	4,476	4,787	1,558
All other sectors	2,901	1,260	—	1,518	4,814

Total nonaccrual loans	$50,227	$84,919	$7,634	$10,977	$6,499

Included in the $50.2 million of impaired loans at December 31, 2009 are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection. As of December 31, 2009, we had TDR’s of $26.1 million, which were comprised of $20.2 million from our Private Client Services industry sector, $3.6 million from our Technology industry sector and $2.3 million from our All Other industry category. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments. The commitments available for funding to the clients associated with these TDR’s as of December 31, 2009 were approximately $0.2 million.

If the impaired loans for 2009, 2008, 2007, 2006 and 2005 had not been impaired, $7.7 million, $0.5 million, $0.7 million, $0.6 million and $0.4 million in interest income would have been recorded, while interest income actually recognized totaled $1.8 million, $0.1 million, $0.2 million, $0.2 million and $0.3 million, respectively.

Nonaccrual loans decreased by $34.7 million to $50.2 million in 2009, compared to $84.9 million in 2008. The decrease was primarily due to the finalization of the HRJ transaction, as well as the charge-offs of certain other impaired loans from our software and hardware client portfolios and an overall improvement in the credit quality of our loan portfolio.

Goodwill

There was no remaining goodwill as of December 31, 2009, compared to $4.1 million at December 31, 2008 from our acquisition in 2006 of a 65% ownership interest in eProsper, an equity ownership data management services company. During the first quarter of 2009, we conducted an assessment of goodwill of eProsper, in accordance with ASC 350 (formerly known as SFAS No. 142), based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a non-cash non tax-deductible charge to continuing operations during the first quarter of 2009.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets as of December 31, 2009 and 2008 is as follows:

	December 31,
(Dollars in thousands)	2009	2008	% Change
Derivative assets, gross (1)	$106,623	$174,990	(39.1)%
Deferred tax assets and income tax receivable, net	69,945	65,372	7.0
Accrued interest receivable	44,265	35,218	25.7
FHLB and FRB stock	38,888	35,651	9.1
Prepaid FDIC assessments	28,178	—	—
Foreign exchange spot contract assets, gross	13,653	21,333	(36.0)
OREO	220	1,250	(82.4)
Other assets	27,642	28,103	(1.6)

Total accrued interest receivable and other assets	$329,414	$361,917	(9.0)

(1)	See “Derivatives, Net” section below

Deferred Tax Assets and Income Tax Receivable, Net

Our deferred tax assets balance was $53.0 million at December 31, 2009, compared to $63.2 million at December 31, 2008. The decrease was primarily due to the tax effect of a decrease in our timing differences and the tax effect of an increase in the value of our investment securities portfolio. We pay quarterly estimated taxes to the Internal Revenue Service and certain state and foreign taxing authorities. At December 31, 2009 and December 31, 2008, we had $16.9 million and $2.1 million, respectively, as income taxes receivable from these authorities. The increase was primarily due to tax payments for 2009 and 2008 made to the IRS and various state taxing authorities.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Our FHLB and FRB stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreements. At both December 31, 2009 and 2008, we had $25.8 million in FHLB stock. At December 31, 2009 and 2008, we had $13.1 million and $9.9 million, respectively, in FRB stock. The increase in FRB stock was due to higher capital stock requirements at the FRB based on usage.

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009.

Accrued Interest Receivable

Accrued interest receivable consists of interest on investment securities and loans. The increase of $9.0 million in 2009 was primarily due to an increase in interest receivable on investment securities from growth in our fixed income investment portfolio, partially offset by a decrease in interest receivable on loans due to a decrease in our loan portfolio.

Prepaid FDIC Assessments

Prepaid FDIC assessments increased to $28.2 million as of December 31, 2009, compared to zero as of December 31, 2008, due to the FDIC’s decision in November 2009 for insured financial institutions to prepay their estimated quarterly risk-based assessments for the 2010 through 2012 fiscal years.

Derivatives, Net

Derivative instruments are recorded as a component of other assets or other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net as of December 31, 2009 and 2008:

	December 31,
(Dollars in thousands)	2009	2008	% Change
Assets (liabilities):
Equity warrant assets	$41,292	$43,659	(5.4)%
Interest rate swaps—assets	46,895	94,142	(50.2)
Foreign exchange forward and option contracts—assets	18,436	37,189	(50.4)
Foreign exchange forward and option contracts—liabilities	(15,870)	(32,632)	(51.4)

Total derivatives, net	$90,753	$142,358	(36.3)

Equity Warrant Assets

In connection with negotiated credit facilities and certain other services, we frequently obtain equity warrant assets giving us the right to acquire stock in certain client companies. At December 31, 2009, we held warrants in 1,225 companies, compared to 1,307 companies at December 31, 2008. The change in fair value of equity warrant assets is recorded in (losses) gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the years ended December 31, 2009 and 2008, respectively:

	Year ended December 31,
(Dollars in thousands)	2009	2008
Balance, beginning of period	$43,659	$31,317
New equity warrant assets	6,109	11,464
Non-cash increases in fair value	3,527	5,927
Exercised equity warrant assets	(7,575)	(2,475)
Terminated equity warrant assets	(4,428)	(2,574)

Balance, end of period	$41,292	$43,659

Interest Rate Swaps

For information on our interest rate swaps, see Note 13—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

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

At December 31, 2009 and 2008, the aggregate notional amounts of foreign exchange forward and foreign currency option contracts totaled $704.6 million and $824.4 million, respectively. Our net exposure for foreign exchange forward and foreign currency option contracts at December 31, 2009 and 2008 amounted to $2.6 million and $4.6 million, respectively.

Deposits

The following table presents the composition of our deposits as of the three most recent year-ends.

(Dollars in thousands)	December 31,
	2009	2008	2007
Deposits:
Noninterest-bearing demand	$6,298,988	$4,419,965	$3,226,859
Negotiable order of withdrawal (NOW)	53,200	58,133	35,909
Regular money market	134,891	210,397	108,701
Bonus money market	1,157,324	1,002,689	832,541
Foreign money market	49,722	53,123	—
Sweep	2,305,502	1,349,965	72,083
Time	332,310	379,200	335,110

Total deposits	$10,331,937	$7,473,472	$4,611,203

The increase in deposits of $2.9 billion in 2009 from 2008 was primarily due to increases in our noninterest-bearing demand deposits of $1.9 billion and our interest-bearing sweep deposits of $955.5 million. These increases were primarily the result of our clients’ preference for the security provided by the FDIC and their desire to maintain short-term liquidity, the continued low interest rate environment, and our efforts in late 2008 and early 2009 to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products.

The increase in deposits of $2.9 billion in 2008 from 2007 was primarily due to increases in our interest-bearing sweep deposits of $1.3 billion and our noninterest-bearing demand deposits of $1.2 billion. These increases were primarily the result of our efforts to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products, our efforts to increase the competitiveness of our on-balance sheet product set and our clients’ preference for the security provided by the FDIC.

At December 31, 2009, 39.0 percent of our total deposits were interest-bearing deposits, compared to 40.9 percent at December 31, 2008 and 30.0 percent at December 31, 2007.

At December 31, 2009, the aggregate amount of time deposit accounts individually exceeding $100,000 totaled $273.0 million, compared to $326.8 million at December 31, 2008 and $286.0 million at December 31, 2007. At December 31, 2009, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. The maturity profile of our time deposits as of December 31, 2009 is as follows:

(Dollars in thousands)	December 31, 2009
	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$134,167	$61,418	$73,286	$4,126	$272,997
Other time deposits	34,950	11,285	12,937	141	59,313

Total time deposits	$169,117	$72,703	$86,223	$4,267	$332,310

Short-Term Borrowings

The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2009		2008		2007
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Other short-term borrowings (1)	$38,755	0.05%	$62,120	0.12%	$—	—%
FHLB advances	—	—	—	—	90,000	4.48

Total short-term borrowings	$38,755	0.05	$62,120	0.12	$90,000	4.48

(1)	Represents cash collateral called from counterparties for our interest rate swap agreements related to our senior and subordinated notes.

Average daily balances and maximum month-end balances for our short-term borrowings are as follows:

(Dollars in thousands)	Year ended December 31,
	2009	2008	2007
Average daily balances:
Federal funds purchased	$342	$222,048	$178,806
FHLB advances	—	79,740	122,233
Securities sold under agreements to repurchase	—	2,818	18,845
Other short-term borrowings	45,791	290	245

	$46,133	$304,896	$320,129

Maximum month-end balances:
Federal funds purchased	$—	$640,000	$440,000
FHLB advances	—	300,000	190,000
Securities sold under agreements to repurchase	—	5,360	84,556
Other short-term borrowings	56,450	62,120	1,100

Long-Term Debt

The following table represents outstanding long-term debt at December 31, 2009 and 2008:

	December 31,
(Dollars in thousands)	2009	2008	2007
FHLB advances	$—	$100,000	$150,000
5.70% senior notes	269,793	279,370	259,706
6.05% subordinated notes	276,541	313,953	261,099
Zero-coupon convertible subordinated notes	—	—	147,256
3.875% convertible senior notes	246,991	244,783	—
7.0% junior subordinated debentures	55,986	55,914	52,511
4.99% long-term notes payable	7,339	—	—
8.0% long-term notes payable	—	1,403	2,669

Total long-term debt	$856,650	$995,423	$873,241

The decrease in our long-term debt in 2009 was primarily due to the maturity of $50 million in FHLB advances in May 2009 and the prepayment of $50 million in FHLB advances in September 2009 (originally due in November 2009), as well as the change in fair value of the interest rate swaps associated with our senior and subordinated notes.

The increase in our long-term debt in 2008 was primarily due to the issuance of $250 million of 2008 Convertible Notes in April 2008, partially offset by the maturity of our 2003 Convertible Notes on June 15, 2008.

For a description of our long-term debt, please refer to Note 12—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Liabilities

A summary of other liabilities as of December 31, 2009 and 2008 is as follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	% Change
Accrued compensation	$37,873	$35,957	5.3%
Foreign exchange spot contract liabilities, gross	19,638	34,008	(42.3)
Derivative liabilities, gross (1)	15,870	32,632	(51.4)
Reserve for unfunded credit commitments	13,331	14,698	(9.3)
Other	53,235	58,258	(8.6)

Total other liabilities	$139,947	$175,553	(20.3)

(1)	See “Derivatives, Net” section above

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

Reserve for Unfunded Credit Commitments

The level of reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We recognized a reduction of provision for unfunded credit commitments of $1.4 million in 2009, compared to a provision of $1.3 million in 2008. The reduction of provision in 2009 was primarily reflective of a decrease in the balance of our total unfunded credit commitments due to expirations and reductions in credit lines to certain clients, as well as lower utilization of commitments by borrowers. Total unfunded credit commitments were $5.3 billion at December 31, 2009, compared to $5.6 billion at December 31, 2008.

Noncontrolling Interests

Noncontrolling interests totaled $345.8 million and $320.4 million at December 31, 2009 and 2008, respectively. The increase of $25.4 million was primarily due to equity transactions, which included $64.9 million of contributed capital, primarily from investors in five of our managed funds for the purpose of investing in limited partnerships and portfolio companies, partially offset by $37.4 million of net losses attributable to noncontrolling interests, primarily from our managed funds of funds.

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

In December 2008, we participated in the CPP, under which we received $235 million in exchange for issuing shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and a warrant to purchase common stock to the Treasury. As a participant in CPP, we were subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices.

On December 23, 2009, we redeemed from the Treasury all 235,000 outstanding shares of Series B Preferred Stock, having a liquidation amount equal to $1,000 per share. The aggregate total redemption price paid by us to the Treasury for the Series B Preferred Stock was $235 million, plus $1.2 million of accrued and unpaid dividends. During our participation in the CPP from December 2008 to December 2009, we paid dividends totaling $12.1 million.

In connection with the redemption, we recorded a one-time, non-cash charge of $11.4 million in the fourth quarter of 2009 to account for the difference between the redemption price and the carrying amount of the Series B Preferred Stock, or the accelerated amortization of the applicable discount on the shares.

Common Stock

During the fourth quarter of 2009, we completed a public offering of 7,965,568 shares of common stock at an offering price of $38.50 per share. We received net proceeds of $292.1 million after deducting underwriting discounts and commissions.

There were no common stock repurchases in 2009. In 2008, under a stock repurchase program approved by our Board of Directors in July 2007, we repurchased during the first and second quarters of 2008, 1.0 million shares of our common stock totaling $45.6 million, compared to 2.9 million in 2007 totaling $146.8 million. In July 2008 upon expiration of the 2007 program, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expired on December 31, 2009.

If we engage in stock repurchase activities, we may, from time to time, implement a non-discretionary trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Under the terms of the CPP, we may repurchase the warrant we issued to the Treasury under certain conditions. In connection with our participation in the CPP in December 2008, we initially issued the warrant for 708,116 shares of our common stock. However, because of the completion of our equity offering in the fourth quarter of 2009, under the participation terms of the program, the number of shares underlying the warrant has been reduced by 50% to a total of 354,058. In order to complete the repurchase, the Company and the Treasury must agree on the repurchase price (or the fair market value) of the warrant. There is no assurance that an agreement will be reached and the warrant may remain outstanding.

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.1 billion at December 31, 2009, an increase of $137.0 million, or 13.8 percent, from $991.4 million at December 31, 2008. This increase was primarily the result of our public offering in the fourth quarter of 2009, net income and stock option exercises during 2009, partially offset by the redemption of our preferred shares from the Treasury in December 2009.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced an interest-bearing sweep deposit product in 2007, which increased by $955.5 million to $2.3 billion at December 31, 2009, compared to $1.3 billion at December 31, 2008. Additionally, we grew our noninterest-bearing demand deposits by $1.9 billion to $6.3 billion at December 31, 2009, compared to $4.4 billion as of December 31, 2008. The overall increase in our deposits was primarily the result of our clients’ preference for the security provided by the FDIC and their desire to maintain short-term liquidity, the continued low interest rate environment, and our efforts in late 2008 and early 2009 to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products. The FDIC’s insurance coverage of noninterest-bearing accounts is currently expected to expire on June 30, 2010. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

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

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for 2009, 2008 and 2007, respectively.

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Average cash and due from banks	$238,911	$279,520	$275,907
Average federal funds sold, securities purchased under agreement to resell and other short-term investment securities	3,333,182	507,365	357,673

Average cash and cash equivalents	$3,572,093	$786,885	$633,580

Percentage of total average assets	31.5%	10.6%	10.5%

Net cash provided by operating activities	$131,056	$165,715	$173,991
Net cash used for investing activities	(1,901,559)	(1,596,183)	(515,506)
Net cash provided by financing activities	2,846,631	3,184,019	392,104

Net increase in cash and cash equivalents	$1,076,128	$1,753,551	$50,589

In analyzing our liquidity for 2009, 2008 and 2007, reference is made to our consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007; see “Consolidated Financial Statements and Supplemental Data” under Part II, Item 8 in this report. The statement of cash flows includes separate categories for operating, investing, and financing activities.

Average cash and cash equivalents increased by $2.8 billion to $3.6 billion for in 2009, compared to $786.9 million in 2008, primarily due to the increase in deposit balances, which resulted in substantial increases in cash balances. The increase in deposit balances was primarily due to clients’ preference for the security provided by FDIC insurance in noninterest-bearing accounts and their desire to maintain short-term liquidity, the continued low interest rate environment, and our efforts in late 2008 and early 2009 to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products.

2009

Cash provided by operating activities was $131.1 million in 2009, which included net income before noncontrolling interests of $10.6 million. Significant adjustments for noncash items that increased cash provided by operating activities included $90.2 million of provision for loan losses, $35.4 million of depreciation and amortization, $31.2 million in net losses on investment securities, $14.8 million in share-based compensation amortization, tax benefit of original issue discount of $10.7 million, and net changes of $3.5 million in the fair value of derivatives. Significant adjustments for noncash items that decreased cash provided by operating activities included $28.2 million of prepaid FDIC assessments, net changes of $14.8 million in income tax receivable, net changes of $10.0 million in accrued interest, a $8.4 million decrease in amortization of deferred warrant-related loan fees, and net changes of $6.7 million in foreign exchange spot contracts.

Cash used for investing activities was $1.9 billion in 2009. Net cash outflows included purchases of available-for-sale securities of $3.3 billion and purchases of nonmarketable securities of $124.8 million. Net cash inflows included a net decrease in loans of $805.5 million, proceeds from the sales, maturities, and pay downs of available-for-sale securities of $716.0 million, proceeds from the sale of nonmarketable securities of $23.7 million, and proceeds from recoveries of charged-off loans of $18.4 million.

Cash provided by financing activities was $2.8 billion in 2009. Net cash inflows included increases in deposits of $2.9 billion and net proceeds from the issuance of common stock under our public equity offering of $292.1 million. Net cash outflows included our redemption of preferred stock under the CPP of $235 million and repayments of other long-term debt of $102.6 million.

Cash and cash equivalents at December 31, 2009 were $3.5 billion.

2008

Cash provided by operating activities was $165.7 million in 2008, which included net income before noncontrolling interests of $55.1 million. Significant adjustments for noncash items that increased cash provided by operating activities included $100.7 million of provision for loan losses, $28.5 million of depreciation and amortization, $14.8 million in net losses on investment securities and $13.6 million of share-based compensation amortization. Significant adjustments for noncash items that decreased cash provided by operating activities included a $31.5 million decrease in accrued compensation as a result of actual 2008 annual financial results being below our expectations, $11.5 million of net changes in the fair value of derivatives and $8.5 million of amortization of deferred warrant-related loan fees.

Cash used for investing activities was $1.6 billion in 2008. Net cash outflows included a net increase in loans of $1.4 billion, purchases of available-for-sale securities of $342.5 million, purchases of non-marketable securities of $167.2 million and purchases of premises and equipment of $8.5 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $284.8 million and non-marketable securities of $34.9 million.

Cash provided by financing activities was $3.2 billion in 2008. Net cash inflows included increases in deposits of $2.9 billion, net proceeds of $222.7 million from the issuance of our 2008 Convertible Notes, note hedge and warrant, $235.0 million from the issuance of preferred stock and a common stock warrant, net capital contributions from noncontrolling interests of $99.4 million and proceeds from the issuance of our common stock and Employee Stock Purchase Plan (“ESPP”) of $32.8 million. Net cash outflows included the settlement of our 2003 Convertible Notes of $149.7 million, principal payments of other long-term debt of $51.3 million, common stock repurchases of $45.6 million and decreases in short-term borrowings of $27.9 million.

Cash and cash equivalents at December 31, 2008 were $2.4 billion.

2007

Cash provided by operating activities was $174.0 million in 2007, which included net income before noncontrolling interests of $148.9 million. Significant adjustments for noncash items that increased cash provided by operating activities included $24.5 million of depreciation and amortization, $17.2 million related to impairment of goodwill, $16.8 million of provision for loan losses and $15.1 million of share-based compensation amortization. Significant adjustments for noncash items that decreased cash provided by operating activities included $46.7 million of net gains on investment securities, $13.8 million of net changes in the fair value of derivatives, $13.0 million of deferred income tax benefits and $7.6 million of amortization of deferred warrant-related loan fees.

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

Cash provided by financing activities was $392.1 million in 2007. Net cash inflows included increases in deposits of $553.6 million, net proceeds of $495.0 million from the issuance of senior and subordinated notes in May 2008, capital contributions, net of distributions, from noncontrolling interests of $45.5 million, and proceeds from the issuance of common stock and the employee stock purchase plan of $31.2 million. Net cash outflows included pay downs of short-term borrowings of $593.5 million and common stock repurchases of $146.8 million.

Cash and cash equivalents at December 31, 2007 were $683.2 million.

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, for a well-capitalized depository institution. Under the same capital adequacy guidelines, a well-capitalized state member bank must maintain a minimum Tier 1 leverage ratio of 5.0%. There is no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.

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

Both the capital ratios of SVB Financial and the Bank were in excess of federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2009, 2008 and 2007. See Note 20- “Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial and the Bank are set forth below:

	December 31,
	2009	2008	2007
SVB Financial:
Total risk-based capital ratio	19.94%	17.58%	16.02%
Tier 1 risk-based capital ratio	15.45	12.51	11.07
Tier 1 leverage ratio	9.53	13.00	11.91
Tangible common equity to tangible assets ratio (1)	8.78	7.64	10.03
Tangible common equity to risk-weighted assets ratio (1)	15.05	9.31	10.28

Bank:
Total risk-based capital ratio	17.05%	13.79%	14.51%
Tier 1 risk-based capital ratio	12.45	8.66	9.41
Tier 1 leverage ratio	7.67	9.20	10.19
Tangible common equity to tangible assets ratio (1)	7.50	7.38	9.52
Tangible common equity to risk-weighted assets ratio (1)	12.53	8.58	9.30

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

2009 compared to 2008

The increase in the total risk-based and Tier 1 risk-based capital ratios for SVB Financial at December 31, 2009, compared to December 31, 2008, was primarily due to a shift in the mix of assets to a lower overall risk-weighting driven by an increase in funds held at the Federal Reserve, increases in investment securities balances and a decrease in loan balances. Larger increases in the total risk-based and Tier 1 capital ratios for the Bank were affected by the same change in the mix of risk-weighted assets, in addition to an increase in earnings from operations and a capital contribution from SVB Financial. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of our decision to utilize our own on-balance sheet deposit sweep product, and discontinue offering a third-party, off-balance sheet deposit product in late 2008. This decision resulted in substantial increases in cash balances and deposit liabilities, and thereby, significant growth in the balance sheet.

2008 compared to 2007

The increase in the total risk-based, Tier 1 risk-based capital and Tier 1 leverage ratios at December 31, 2008 for SVB Financial compared to December 31, 2007, was primarily due to our participation in the CPP under which we received $235 million in exchange for issuing shares of Series B Preferred Stock. These increases in both the Tier 1 risk-based capital ratio and the Tier 1 leverage ratio were partially offset by an increase in average assets, particularly due to deposit growth. Increases in period end risk weighted assets at December 31, 2008 compared to December 31, 2007 and increases in average assets in 2008, compared to 2007 at the Bank, produced lower total risk-based, Tier 1 risk-based capital and Tier 1 leverage ratios.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. We believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total assets or risk-weighted assets, after reducing both amounts by acquired intangibles and goodwill. The manner in which these ratios are calculated varies among companies. Accordingly, our ratios are not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	SVB Financial
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
GAAP stockholders’ equity	$1,128,343	$991,356	$676,369	$628,514	$569,301
Less:
Preferred stock	—	221,185	—	—	—
Goodwill	—	4,092	4,092	21,296	35,638
Intangible assets	665	1,087	1,632	1,842	—

Tangible common equity	$1,127,678	$764,992	$670,645	$605,376	$533,663

GAAP total assets	$12,841,399	$10,018,280	$6,692,171	$6,081,452	$5,541,715
Less:
Goodwill	—	4,092	4,092	21,296	35,638
Intangible assets	665	1,087	1,632	1,842	—

Tangible assets	$12,840,734	$10,013,101	$6,686,447	$6,058,314	$5,506,077

Risk-weighted assets	$7,494,498	$8,220,447	$6,524,021	$5,427,655	$4,833,543
Tangible common equity to tangible assets	8.78%	7.64%	10.03%	9.99%	9.69%
Tangible common equity to risk-weighted assets	15.05	9.31	10.28	11.15	11.04

	Bank
	December 31, 2009	December 31, 2008	December 31, 2007
GAAP stockholders’ equity	$914,068	$695,438	$586,949
Less:
Preferred stock	—	—	—
Goodwill	—	—	—
Intangible assets	—	—	—

Tangible common equity	$914,068	$695,438	$586,949

GAAP total assets	$12,186,203	$9,419,440	$6,164,111
Less:
Goodwill	—	—	—
Intangible assets	—	—	—

Tangible assets	$12,186,203	$9,419,440	$6,164,111

Risk-weighted assets	$7,293,332	$8,109,332	$6,310,721
Tangible common equity to tangible assets	7.50%	7.38%	9.52%
Tangible common equity to risk-weighted assets	12.53	8.58	9.30

2009 compared to 2008

For SVB Financial, the tangible common equity to tangible assets ratio increased due primarily to an increase in tangible equity resulting from our public offering during the fourth quarter of 2009 and an increase in retained earnings. This increase was partially offset by an increase in tangible assets on a consolidated basis. At the Bank, the tangible common equity to tangible asset ratio increased due to the capital contribution from SVB Financial and an increase in retained earnings, partially offset by an increase in tangible assets. For both SVB Financial and the Bank, the increase in tangible common equity to risk-weighted asset ratio is reflective of the higher concentration of lower risk-weighted assets.

2008 compared to 2007

For SVB Financial, the tangible common equity to tangible assets ratio decreased due to a significant increase in tangible assets on a consolidated basis despite increases in tangible equity from retained earnings growth. For the Bank, the tangible common equity to tangible asset ratio also decreased primarily due to a significant increase in tangible assets despite increases in retained earnings and a capital contribution from SVB Financial. For both SVB Financial and the Bank, the decrease in tangible common equity to risk-weighted asset ratios resulted from relatively lower levels of tangible common equity compared to tangible assets.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2009, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments. We do not have any material commitments for capital expenditures as of December 31, 2009.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Borrowings	$895,405	$40,660	$522,218	$—	$332,527
Non-cancelable operating leases, net of income from subleases	48,472	10,904	17,754	11,466	8,348
Remaining unfunded commitments to New Fund Commitments (1)(2)	162,101	162,101	—	—	—
Remaining unfunded commitments to other fund investments (1)	46,350	46,350	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to Partners for Growth II, LP	4,950	4,950	—	—	—
Remaining unfunded commitments by Gold Hill Venture Lending 03, LP	—	—	—	—	—
Remaining unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	1,530	1,530	—	—	—
SVB Strategic Investors Fund II, LP (1)	3,750	3,750	—	—	—
SVB Strategic Investors Fund III, LP (1)	7,650	7,650	—	—	—
SVB Strategic Investors Fund IV, LP (1)	11,015	11,015	—	—	—
SVB Capital Preferred Return Fund, LP (1)	1,065	1,065	—	—	—
SVB Capital—NT Growth Fund, LP (1)	13,363	13,363	—	—	—
Silicon Valley BancVentures, LP (1)	270	270	—	—	—
SVB Capital Partners II, LP (1)	456	456	—	—	—
SVB India Capital Partners I, LP (1)	2,945	2,945	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund, LP (1)	851	851	—	—	—

Total obligations attributable to SVBFG	$1,209,923	$317,610	$539,972	$11,466	$340,875

Remaining unfunded commitments to private equity funds by our consolidated managed funds of funds:
SVB Strategic Investors Fund, LP (1)	$6,793	$6,793	$—	$—	$—
SVB Strategic Investors Fund II, LP (1)	25,143	25,143	—	—	—
SVB Strategic Investors Fund III, LP (1)	128,093	128,093	—	—	—
SVB Strategic Investors Fund IV, LP (1)	107,345	107,345	—	—	—
SVB Capital Preferred Return Fund, LP (1)	41,256	41,256	—	—	—
SVB Capital—NT Growth Fund, LP (1)	54,100	54,100	—	—	—

Total obligations to private equity funds by our consolidated managed funds of funds	$362,730	$362,730	$—	$—	$—

	Amount of Commitment Expiring Per Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments
Commitments to extend credit	$6,442,215	$5,259,108	$965,252	$184,476	$33,379
Standby letters of credit	601,639	564,380	31,624	4,592	1,043
Commercial letters of credit	3,677	3,677	—	—	—

(1)	See Note 7—“Investment Securities” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to investment securities. We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitment over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.
(2)	Represents unfunded commitments made by SVB Financial on behalf of certain new managed fund of funds that we have formed or plan to form (“New Fund Commitments”). While we cannot provide any assurances that we will be successful, we intend to form additional new managed fund of funds, to which we expect to transfer most of such remaining unfunded commitments. Upon transfer of these investments to the new funds, these investments are expected to be accounted for on an investment company fair value basis and any underlying gains or losses would be recognized in earnings according to the ownership interests of all participants in the fund, including SVB Financial. While the actual cash requirements of these New Fund Commitments are dependent on various factors, we currently expect capital calls of approximately $33 million during 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest rate risk is managed by the Asset/Liability Committee (“ALCO”), which is a management committee. ALCO reviews sensitivities of assets and liabilities to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis.

Management of interest rate risk is carried out primarily through strategies involving our investment securities and funding portfolios. In addition, our policies permit off-balance sheet derivative instruments to manage interest rate risk.

We utilize a simulation model to perform sensitivity analysis on the market value of portfolio equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and proposed strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded in our balance sheet which measures the potential volatility in forecasted results relating to changes in market interest rates over time. We review our interest rate risk position at a minimum, on a quarterly basis.

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

The following table presents our MVPE and NII sensitivity exposure at December 31, 2009 and 2008, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

Change in interest rates (basis points)	Estimated MVPE	Estimated increase/ (decrease) in MVPE		Estimated NII	Estimated increase/ (decrease) in NII
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
December 31, 2009:
+200	$1,491,262	$(37,645)	(2.5)%	$515,333	$75,569	17.2%
+100	1,510,211	(18,696)	(1.2)	470,398	30,634	7.0
—	1,528,907	—	—	439,764	—	—
-100	1,567,122	38,215	2.5	424,444	(15,320)	(3.5)
-200	1,626,056	97,149	6.4	406,626	(33,138)	(7.5)

December 31, 2008:
+200	$1,623,746	$119,253	7.9%	$467,955	$57,865	14.1%
+100	1,554,708	50,215	3.3	425,970	15,880	3.9
—	1,504,493	—	—	410,090	—	—
-100	1,437,606	(66,887)	(4.4)	403,890	(6,200)	(1.5)
-200	1,457,086	(47,407)	(3.2)	401,074	(9,016)	(2.2)

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

Our base case MVPE at December 31, 2009 increased from December 31, 2008 by $24.4 million primarily due to the overall growth in fixed income investment securities, which grew by $2.6 billion from December 31, 2008 to December 31, 2009, reflecting investment of excess liquidity resulting from our continued growth in deposits. MVPE declined in simulated upward interest rate movements due to our significant growth in fixed income investment securities, which reduced our asset value in the up rate move. MVPE increased in simulated downward interest rate movements due to the historically low level of interest rates and changes in the balance sheet mix. Our simulation model embeds floors in our interest rate scenarios which prevent model benchmark rates from resulting in negative rates. In addition, the growth in fixed income investment securities increases the asset value in a declining rate environment. Given the low level of interest rates and the growth of fixed income investment securities, these floors and fixed rate assets contributed to the higher MVPE in the down 100 and 200 basis point scenarios. Current modeling assumptions maintain the SVB prime lending rate at its existing level until the National Prime Index has been adjusted upward by a minimum of 75 basis points (to 4.0%), however, these assumptions may change in future periods.

Our expected 12-month NII at December 31, 2009 also increased from December 31, 2008 by $29.7 million due primarily to our balance sheet growing by $2.8 billion. The growth is principally attributed to large increases in our noninterest-bearing deposit accounts, rate sensitive cash equivalents, and fixed income investment securities. NII sensitivity increased in both the simulated upward and downward interest rate movements due primarily to the large growth in the rate sensitive cash equivalents and noninterest-bearing deposits. Other contributing factors include changes in balance sheet mix, changes in deposit repricing assumptions, a dramatic steepening of the yield curve (which causes our interest sensitive assets to reset sooner in the projected earnings forecast), and a higher projected forward rate curve. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited SVB Financial Group and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

March 1, 2010

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

March 1, 2010

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2009	2008
Assets
Cash and due from banks	$3,454,611	$1,958,333
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	58,242	478,392

Cash and cash equivalents	3,512,853	2,436,725
Investment securities	4,491,752	1,786,100
Loans, net of unearned income	4,548,094	5,506,253
Allowance for loan losses	(72,450)	(107,396)

Net loans	4,475,644	5,398,857
Premises and equipment, net of accumulated depreciation and amortization	31,736	30,589
Goodwill	—	4,092
Accrued interest receivable and other assets	329,414	361,917

Total assets	$12,841,399	$10,018,280

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$6,298,988	$4,419,965
Negotiable order of withdrawal (NOW)	53,200	58,133
Money market	1,292,215	1,213,086
Money market deposits in foreign offices	49,722	53,123
Time	332,310	379,200
Sweep	2,305,502	1,349,965

Total deposits	10,331,937	7,473,472
Short-term borrowings	38,755	62,120
Other liabilities	139,947	175,553
Long-term debt	856,650	995,423

Total liabilities	11,367,289	8,706,568

Commitments and contingencies (Note 18)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, Series B Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation value per share, 235,000 shares authorized; 0 and 235,000 shares issued and outstanding, net of discount, respectively	—	221,185
Common stock, $0.001 par value, 150,000,000 shares authorized; 41,338,389 shares and 32,917,007 shares outstanding, respectively	41	33
Additional paid-in capital	389,490	66,201
Retained earnings	732,907	709,726
Accumulated other comprehensive income (loss)	5,905	(5,789)

Total SVBFG stockholders’ equity	1,128,343	991,356
Noncontrolling interests	345,767	320,356

Total equity	1,474,110	1,311,712

Total liabilities and total equity	$12,841,399	$10,018,280

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2009	2008	2007
Interest income:
Loans	$335,806	$364,192	$361,903
Investment securities:
Taxable	81,536	58,466	61,303
Non-taxable	4,094	4,261	2,364
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	9,790	12,572	17,816

Total interest income	431,226	439,491	443,386

Interest expense:
Deposits	21,346	23,929	13,285
Borrowings	27,730	46,967	54,259

Total interest expense	49,076	70,896	67,544

Net interest income	382,150	368,595	375,842
Provision for loan losses	90,180	100,713	16,836

Net interest income after provision for loan losses	291,970	267,882	359,006

Noninterest income:
Foreign exchange fees	30,735	33,106	25,750
Deposit service charges	27,663	24,110	15,554
Client investment fees	21,699	50,498	51,794
Letters of credit and standby letters of credit income	10,333	12,006	11,115
Credit card fees	9,314	6,225	5,802
Corporate finance fees	—	3,640	14,199
(Losses) gains on derivative instruments, net	(753)	18,505	23,935
(Losses) gains on investment securities, net	(31,209)	(14,777)	46,724
Other	29,961	19,052	26,096

Total noninterest income	97,743	152,365	220,969

Noninterest expense:
Compensation and benefits	189,631	177,315	213,892
Professional services	46,540	39,480	32,905
Premises and equipment	23,270	22,183	19,756
Net occupancy	17,888	17,307	20,829
FDIC assessments	17,035	3,451	708
Business development and travel	14,014	15,406	12,263
Correspondent bank fees	8,040	6,628	5,713
Impairment of goodwill	4,092	—	17,204
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858	—
(Reduction of) provision for unfunded credit commitments	(1,367)	1,252	(1,207)
Other	24,723	26,007	24,406

Total noninterest expense	343,866	312,887	346,469

Income before income tax expense	45,847	107,360	233,506
Income tax expense	35,207	52,213	84,581

Net income before noncontrolling interests	10,640	55,147	148,925
Net loss (income) attributable to noncontrolling interests	37,370	19,139	(28,596)

Net income attributable to SVBFG	$48,010	$74,286	$120,329

Preferred stock dividend and discount accretion	(25,336)	(707)	—

Net income available to common stockholders	$22,674	$73,579	$120,329

Earnings per common share—basic	$0.67	$2.27	$3.54
Earnings per common share—diluted	0.66	2.16	3.28

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Net income before noncontrolling interests	$10,640	$55,147	$148,925
Other comprehensive income, net of tax:
Cumulative translation (losses) gains:
Foreign currency translation gains (losses)	1,497	(3,244)	324
Related tax (expense) benefit	(617)	1,331	(129)
Change in unrealized gains on available-for-sale investment securities:
Unrealized holding gains	18,083	1,499	19,321
Related tax expense	(7,368)	(627)	(8,283)
Reclassification adjustment for gains included in net income	168	2,615	678
Related tax expense	(69)	(1,073)	(280)

Other comprehensive income, net of tax	11,694	501	11,631

Comprehensive income	22,334	55,648	160,556
Net loss (income) attributable to noncontrolling interests	37,370	19,139	(28,596)

Comprehensive income attributable to SVBFG	$59,704	$74,787	$131,960

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount
Year ended December 31, 2006	—	$—	34,401,230	$34	$4,873	$641,528	$(17,921)	$628,514	$166,015	$794,529
Cumulative effect of adopting ASC 470-20 (APB No. 14-1)	—	—	—	—	10,010	(10,143)	—	(133)	—	(133)

Balance at January 1, 2007	—	$—	34,401,230	$34	$14,883	$631,385	$(17,921)	$628,381	$166,015	$794,396

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	1,184,374	1	31,212	—	—	31,213	—	31,213
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	8,856	—	—	8,856	—	8,856
Net income	—	—	—	—	—	120,329	—	120,329	28,596	148,925
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	37,148	37,148
Change in ownership interest due to subsequent fund closing transactions	—	—	—	—	—	—	—	—	8,343	8,343
Net change in unrealized gain on available-for-sale investment securities, net of tax	—	—	—	—	—	—	11,436	11,436	—	11,436
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	195	195	—	195
Common stock repurchases	—	—	(2,915,047)	(2)	(64,302)	(82,450)	—	(146,754)	—	(146,754)
Stock-based compensation expense under ASC 718 (SFAS No. 123(R))	—	—	—	—	15,476	—	—	15,476	—	15,476
Income tax benefit from original issue discount related to our zero-coupon convertible subordinated notes	—	—	—	—	6,552	—	—	6,552	—	6,552
Other-net	—	—	—	—	490	195	—	685	—	685

Year ended December 31, 2007	—	$—	32,670,557	$33	$13,167	$669,459	$(6,290)	$676,369	$240,102	$916,471

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	1,251,078	1	32,805	—	—	32,806	—	32,806
Preferred stock and common stock warrant issued under the Treasury’s Capital Purchase Program	235,000	221,066	—	—	13,934	—	—	235,000	—	235,000
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	7,258	—	—	7,258	—	7,258
Net income (loss)	—	—	—	—	—	74,286	—	74,286	(19,139)	55,147
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	99,393	99,393
Net change in unrealized gain on available-for-sale investment securities, net of tax	—	—	—	—	—	—	2,414	2,414	—	2,414
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(1,913)	(1,913)	—	(1,913)
Proceeds from cash exercise of call option on zero-coupon convertible subordinated notes	—	—	—	—	3,858	—	—	3,858	—	3,858
Net cost of convertible note hedge and warrant agreement related to 3.875% convertible senior notes	—	—	—	—	(20,550)	—	—	(20,550)	—	(20,550)
Common stock repurchases	—	—	(1,004,628)	(1)	(12,322)	(33,294)	—	(45,617)	—	(45,617)
Stock-based compensation expense under ASC 718 (SFAS No. 123(R))	—	—	—	—	13,926	—	—	13,926	—	13,926
Income tax benefit from original issue discount related to our zero-coupon convertible subordinated notes and 3.875% convertible senior notes	—	—	—	—	12,912	—	—	12,912	—	12,912
Preferred stock dividend and discount accretion	—	119	—	—	—	(707)	—	(588)	—	(588)
Other-net	—	—	—	—	1,213	(18)	—	1,195	—	1,195

Year ended December 31, 2008	235,000	$221,185	32,917,007	$33	$66,201	$709,726	$(5,789)	$991,356	$320,356	$1,311,712

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	455,814	—	5,873	—	—	5,873	—	5,873
Redemption of preferred stock issued under the Treasury’s Capital Purchase Program	(235,000)	(235,000)	—	—	—	—	—	(235,000)	—	(235,000)
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	—	—	(1,309)	—	—	(1,309)	—	(1,309)
Net income (loss)	—	—	—	—	—	48,010	—	48,010	(37,370)	10,640
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	62,781	62,781
Net change in unrealized gain on available-for-sale investment securities, net of tax	—	—	—	—	—	—	10,814	10,814	—	10,814
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	880	880	—	880
Common stock issued in public offering	—	—	7,965,568	8	292,099	—	—	292,107	—	292,107
Stock-based compensation expense under ASC 718 (SFAS No. 123(R))	—	—	—	—	14,670	—	—	14,670	—	14,670
Income tax benefit from original issue discount related to 3.875% convertible senior notes	—	—	—	—	10,745	—	—	10,745	—	10,745
Preferred stock dividend and discount accretion	—	13,815	—	—	—	(25,336)	—	(11,521)	—	(11,521)
Other-net	—	—	—	—	1,211	507	—	1,718	—	1,718

Year ended December 31, 2009	—	$—	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income before noncontrolling interests	$10,640	$55,147	$148,925
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	4,092	—	17,204
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858	—
Provision for loan losses	90,180	100,713	16,836
(Reduction of) provision for unfunded credit commitments	(1,367)	1,252	(1,207)
Changes in fair values of derivatives, net	3,500	(11,464)	(13,801)
Losses (gains) on investment securities, net	31,209	14,777	(46,724)
Depreciation and amortization	35,392	28,471	24,541
Tax benefit of original issue discount	10,745	5,210	3,395
Tax (expense) benefit from stock exercises	(1,767)	1,436	1,672
Amortization of share-based compensation	14,784	13,606	15,131
Amortization of deferred warrant-related loan fees	(8,378)	(8,541)	(7,553)
Deferred income tax expense (benefit)	2,094	3,572	(12,973)
Loss on sale of and valuation adjustments to other real estate owned property	131	371	1,524
Changes in other assets and liabilities:
Accrued interest, net	(9,988)	(4,690)	420
Accounts receivable	1,609	(3,267)	(210)
Income tax receivable, net	(14,769)	(181)	3,703
Prepaid FDIC assessments	(28,178)	—	—
Accrued compensation	1,916	(31,527)	18,977
Foreign exchange spot contracts, net	(6,689)	1,567	10,663
Other, net	(4,100)	(4,595)	(6,532)

Net cash provided by operating activities	131,056	165,715	173,991

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,325,235)	(342,455)	(77,764)
Proceeds from sales of available-for-sale securities	3,569	4,925	10,280
Proceeds from maturities and pay downs of available-for-sale securities	712,396	279,895	290,411
Purchases of nonmarketable securities (cost and equity method accounting)	(57,477)	(57,742)	(28,432)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	5,191	8,843	17,394
Proceeds from nonmarketable securities (cost and equity method accounting)	—	2,947	11,945
Purchases of nonmarketable securities (investment fair value accounting)	(67,369)	(109,413)	(81,852)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	18,509	23,127	32,971
Net decrease (increase) in loans	805,477	(1,405,258)	(688,918)
Proceeds from recoveries of charged-off loans	18,444	7,205	7,088
Proceeds from sale of other real estate owned	899	287	4,618
Payment for acquisition of intangibles, net of cash acquired	—	—	(395)
Purchases of premises and equipment	(15,963)	(8,544)	(12,852)

Net cash used for investing activities	(1,901,559)	(1,596,183)	(515,506)

Cash flows from financing activities:
Net increase in deposits	2,858,465	2,862,269	553,578
Principal payments of other long-term debt	(102,578)	(51,266)	—
Decrease in short-term borrowings	(23,365)	(27,880)	(593,537)
Net payments for settlement of zero-coupon convertible subordinated notes	—	(149,732)	(100)
Proceeds from the issuance of senior and subordinated notes, net of issuance costs	—	—	495,030
Proceeds from the issuance of 3.875% convertible senior notes, note hedge and warrant, net of issuance costs	—	222,686	—
Capital contributions from noncontrolling interests, net of distributions	62,781	99,393	45,491
Tax benefit from stock exercises	458	6,361	7,184
Dividends paid on preferred stock	(12,110)	—	—
Proceeds from issuance of common stock and Employee Stock Purchase Plan	5,873	32,805	31,212
Repurchases of common stock	—	(45,617)	(146,754)
Proceeds from the issuance of preferred stock and common stock warrant under the Capital Purchase Program	—	235,000	—
Proceeds from the issuance of common stock under our public equity offering, net of issuance costs	292,107	—	—
Redemption of preferred stock under the Capital Purchase Program	(235,000)	—	—

Net cash provided by financing activities	2,846,631	3,184,019	392,104

Net increase in cash and cash equivalents	1,076,128	1,753,551	50,589
Cash and cash equivalents at beginning of year	2,436,725	683,174	632,585

Cash and cash equivalents at end of year	$3,512,853	$2,436,725	$683,174

Supplemental disclosures:
Cash paid during the period for:
Interest	$50,017	$67,581	$61,565
Income taxes	39,050	37,500	83,669
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$—	$588	$—
Additions to other real estate owned	—	—	2,373
Unrealized gains on available-for-sale securities, net of tax	10,715	872	11,038
Net change in fair value of interest rate swaps	(47,247)	73,947	20,951

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients of all sizes and stages throughout their life cycles. In these notes to our consolidated financial statements, when we refer to “SVB Financial Group”, the “Company”, “we”, “our”, “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.

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

We are headquartered in Santa Clara, California, and operate through 27 offices in the United States, as well as offices internationally in China, India, Israel and the United Kingdom.

For reporting purposes, SVB Financial Group has four operating segments for which we report financial information in this report: Global Commercial Banking, Relationship Management, SVB Capital, and Other Business Services. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 21—“Segment Reporting” in this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” under Part II, Item 7 of this report.

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

2.	Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adequacy of the allowance for loan losses, valuation of equity warrant assets, the recognition and measurement of income tax assets and liabilities, the adequacy of the reserve for unfunded credit commitments and valuation of share-based compensation.

Principles of Consolidation and Presentation

Our consolidated financial statements include the accounts of SVB Financial Group and our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a VIE for which we are the primary beneficiary. We consider the following factors in evaluating whether our involvement with the VIE is significant and designates us as the primary beneficiary:

1.	The aggregate indirect and direct variable interest absorbs 50% or more of a VIE’s expected losses, expected residual returns, or both; and/or,

2.	The VIE’s business activities involve or are conducted substantially on our behalf.

We reassess our initial evaluation of an entity as a VIE and our initial determination of whether we are the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. For 2009, there were no changes to our conclusions. We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide. We are variable interest holders in certain partnerships for which we are the primary beneficiary.

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

Investment Securities

Marketable Securities

Our marketable securities consist of available-for-sale debt and equity securities that we carry at fair value. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG’s stockholders’ equity, until realized. Marketable securities accounted for under investment company fair value accounting are also included in this category.

We analyze marketable securities for other-than-temporary impairment each quarter. Market valuations represent the current fair value of a security at a specified point in time and do not represent the risk of repayment of the principal due to our ability to hold the security to maturity. Gains and losses on securities are only realized upon the sale of the security prior to maturity. A credit downgrade represents an increased level of risk of other-than-temporary impairment, and will only be recognized if we assess the downgrade to challenge the issuer’s ability to service the debt and to repay the principal at contractual maturity.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For debt securities, we recognize other-than-temporary impairment in accordance with new provisions in ASC 320, Investments—Debt and Equity Securities. We adopted this new accounting guidance for recognizing other-than-temporary impairment on debt securities on April 1, 2009. Under the new guidance, we separate the amount of the other-than-temporary impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. The following list is not meant to be all inclusive. All of the following factors shall be considered:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis (severity and duration);
•

Adverse conditions specifically related to the security, an industry, or geographic area; for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Examples of those changes include any of the following:

•	Changes in technology;
•	The discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security; and
•	Changes in the quality of the credit enhancement.
•	The historical and implied volatility of the fair value of the security;
•	The payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	Failure of the issuer of the security to make scheduled interest or principal payments;
•	Any changes to the rating of the security by a rating agency; and
•	Recoveries or additional declines in fair value after the balance sheet date.

In accordance with ASC 310-20, Receivables—Nonrefundable Fees and other Costs (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 91), we use actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method in the amortization of purchase discounts or premiums on mortgage-backed securities. Estimates of future principal prepayments, provided by third-party market-data vendors, are used in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method for the amortization of purchase discounts or premiums on residential mortgage-backed securities and commercial mortgage-backed securities.

Amortization of premiums and accretion of discounts on all other debt securities is calculated based on the contractual terms of the underlying investment securities primarily using the straight-line method, which does not vary materially from the effective interest method.

Non-Marketable Securities

Non-marketable securities include investments in private equity and venture capital funds, sponsored debt funds, direct equity investments in companies and low income housing tax credit funds. Our accounting for investments in non-marketable securities depends on several factors, including the level of ownership/control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) investment company fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Company Fair Value

Our non-marketable securities recorded pursuant to investment company fair value accounting consist of our investments through the following funds:

•	Funds of funds; which make investments in venture capital and private equity funds;
•	Co-investment funds; which make equity investments in privately held companies; and
•	A sponsored debt fund; which provides secured debt primarily to mid-stage and late-stage clients.

A summary of our ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Limited Partnership	Company Ownership in Limited Partnership
Funds of Funds
SVB Strategic Investors Fund, LP (1)	12.6%
SVB Strategic Investors Fund II, LP (1)	8.6
SVB Strategic Investors Fund III, LP (1)	5.9
SVB Strategic Investors Fund IV, LP (1)	5.0
SVB Capital Preferred Return Fund, LP (2)	20.0
SVB Capital—NT Growth Partners, LP (2)	33.0
Co-Investment Funds
Silicon Valley BancVentures, LP (3)	10.7
SVB Capital Partners II, LP (3)	5.1
SVB India Capital Partners I, LP (3)	14.4
Sponsored Debt Funds
Partners for Growth, LP (4)	50.0

Note—Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group net of noncontrolling interests.

(1)	The general partner of SVB Strategic Investors Fund, LP (“SIF I”), SVB Strategic Investors, LLC, is owned and controlled by SVB Financial and has an ownership interest of 12.6% in SIF I. The general partner of SVB Strategic Investors Fund II, LP (“SIF II”), SVB Strategic Investors II, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 8.6% in SIF II. The general partner of SVB Strategic Investors Fund III, LP (“SIF III”), SVB Strategic Investors III, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 5.9% in SIF III. The general partner of SVB Strategic Investors Fund IV, LP (“SIF IV”), SVB Strategic Investors IV, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 5.0% in SIF IV. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SIF I, SIF II, SIF III and SIF IV are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.
(2)	The general partner of SVB Capital Preferred Return Fund, LP (“PRF”) and SVB Capital—NT Growth Partners, LP (“NTGP”), SVB Growth Investors, LLC, is owned and controlled by SVB Financial and has an ownership interest of 20.0% and 33.0% in PRF and NTGP, respectively. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, PRF and NTGP are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.
(3)	The general partner of Silicon Valley BancVentures, LP (“SVBV”), Silicon Valley BancVentures, Inc., is owned and controlled by SVB Financial and has an ownership interest of 10.7% in SVBV. The general

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partner of SVB Capital Partners II, LP (“SCPII”), SVB Capital Partners II, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 1.3% in SCPII. As of December 31, 2009, SVB Strategic Investors Fund II, LP has a 43.7% ownership in SCPII. The general partner of SVB India Capital Partners I, LP (“SICP”), SVB India Management I, LLC, is owned and controlled by SVB Financial and SVB Financial has an ownership interest of 14.4% in SICP. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SVBV, SCPII and SICP are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

(4)	The general partner of Partners for Growth, LP, Partners for Growth, LLC, is not owned or controlled by SVB Financial. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by a simple majority vote of the limited partners. SVB Financial has an ownership interest of slightly more than 50.0% in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

Under investment company accounting, investments are carried at estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds’ respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with investment company fair value accounting. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events. For investments that have a significant impact on our financial statements, we have communications with the fund managers to determine whether there are significant changes to net asset value that have occurred since the fund’s last reporting date and make the necessary adjustments to our financial statements. Gains or losses resulting from changes in the estimated fair value of the investments and from distributions received are recorded as investment gains or losses in our consolidated net income. The portion of any investment gains or losses attributable to the limited partners is reflected as net loss (income) attributable to noncontrolling interests and adjusts SVB Financial’s net income to reflect its percentage ownership.

Equity Method

Our equity method non-marketable securities consist of debt funds and several qualified affordable housing tax credit funds. Our equity method non-marketable securities and related accounting policies are described as follows:

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our sponsored debt funds are in Gold Hill 03 Funds, GHLLC, Partners for Growth II, LP, Gold Hill Capital 2008, LP and Gold Hill Capital 2008, LLC, all of which, either directly or indirectly, provide financing to privately-held companies in the form of loans and equity investments. These entities exceed the 5% ownership interest threshold and accordingly are accounted for under the equity method.

We invest in several qualified affordable housing projects, which provide us benefits in the form of tax credits. These investments are accounted for using the equity method.

We recognize our proportionate share of the results of operations of these equity method investees in our results of operations, based on the most current financial information available from the investee. We review our investments accounted for under the equity method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.

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

•

Investments in limited partnerships in which we hold an ownership interest of less than 5% and in which we do not have the ability to exercise significant influence over the partnerships’ operating and financial policies, are accounted for under the cost method. These non-marketable securities include investments in venture capital/private equity funds.

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

We review our investments accounted for under the cost method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date. Further fluctuations in the market value of these equity securities, which are classified as available-for-sale securities, are excluded from consolidated net income and are reported in accumulated other comprehensive income, net of applicable taxes, a component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition value, are recognized in our consolidated net income.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans

Loans are reported at the principal amount outstanding, net of unearned loan fees. Unearned loan fees reflect unamortized deferred loan origination and commitment fees net of unamortized deferred loan origination costs. In addition to cash loan fees, we often obtain equity warrant assets to purchase a position in a client company’s stock in consideration for providing credit facilities. The grant date fair values of these equity warrant assets are deemed to be loan fees and are deferred as unearned income and recognized as an adjustment of loan yield through loan interest income. The net amount of unearned loan fees is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the constant effective yield method, adjusted for actual loan prepayment experience, or the straight-line method, as applicable.

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

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating and client niche. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by client industry sector and individually for impaired loans as determined by ASC 310, Receivables (formerly known as SFAS No. 114).

Our evaluation process is designed to determine the adequacy of the allowance for loan losses. We assess the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose we have developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, we apply a macro allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This macro allocation is calculated based on management’s assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience.

While the evaluation process of our allowance for loan losses uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely, to a great extent, on the judgment and experience of our management.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Real Estate Owned

Loans secured by real estate are transferred to Other Real Estate Owned (“OREO”) at the time of foreclosure. OREO is carried on our balance sheet at the lower of the recorded investment in the loan or the fair value of the property foreclosed upon less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred. OREO of $0.2 million and $1.3 million at December 31, 2009 and 2008, respectively, is included in other assets.

Reserve for Unfunded Credit Commitments

We record a liability for probable and estimable losses associated with our unfunded credit commitments being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments also includes certain macro allocations as deemed appropriate by our management. We reflect the reserve for unfunded credit commitments in other liabilities and the related provision in other expenses.

Nonaccrual Loans

We measure the impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement.

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when we have determined, based upon currently known information, that the timely collection of principal or interest is doubtful; or when the loans otherwise become impaired.

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

If it is determined that the value of an impaired loan is less than the recorded investment in the loan, net of previous charge-offs and payments collected, we recognize impairment through the allowance for loan losses as determined by our analysis.

Standby Letters of Credit

We recognize a liability at the inception of a standby letter of credit equivalent to the premium or the fee received for such guarantee.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. The maximum estimated useful lives by asset classification are as follows:

Leasehold improvements	Lesser of lease term or asset life
Furniture and equipment	3 years
Computer software	3-7 years
Computer hardware	3-5 years

We capitalize the costs of computer software developed or obtained for internal use, including costs related to developed software, purchased software licenses and certain implementation costs.

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest expense in consolidated net income. We had no capitalized lease obligations at December 31, 2009 and 2008.

Lease Obligations

We lease all of our properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. We do not have any capital leases. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

Our marketable investment securities, non-marketable investment securities and derivative instruments are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

Fair Value Measurement—Definition and Hierarchy

ASC 820, Fair Value Measurements and Disclosures (formerly known as SFAS No. 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.

ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

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

Assets and liabilities utilizing Level 2 inputs include: U.S. treasury and agency securities; mortgage-backed securities; collateralized mortgage obligations; commercial mortgage backed securities; municipal bonds and notes; Over-the-Counter (“OTC”) derivative instruments (foreign exchange forwards and option contracts, interest rate swaps related to our senior notes, subordinated notes and junior subordinated debentures); and equity warrant assets for shares of public company capital stock.

Level 3	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets utilizing Level 3 inputs include: limited partnership interests in private equity funds, direct equity investments in private companies, and equity warrant assets for shares of private company capital stock.

For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and are given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly are considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight is given to the price quote relative to other transactions that are known to be orderly.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment that we use to determine fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement is determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

Determination of Fair Value

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates, are calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values. The following is a description of valuation methodologies used by us for assets and liabilities recorded at fair value.

Marketable Securities

Marketable securities, consisting of our available-for-sale fixed income investment securities portfolio and marketable securities accounted for under investment company fair value accounting, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using broker or dealer quotations, independent pricing models or other model-based valuation techniques such as the present value of future cash flows, taking into consideration a security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the NASDAQ stock market. Level 2 securities include U.S. treasuries, U.S. agency debentures, residential and commercial mortgage-backed securities and municipal bonds and notes. Fair value measurement for Level 2 securities are obtained from a third-party pricing service, which uses feeds from active market makers or inter-dealer brokers; matrix pricing methods based upon new issues, secondary trading, or dealer quotes; or spread pricing based upon pool- or tranche-specific evaluations. For certain mortgage securities, broker quotes may be obtained as corroborative data. If a significant divergence exists between the pricing service and the broker quote, then further analysis is performed to determine which price better represents fair value.

Non-Marketable Securities

Our non-marketable securities consist of our investments made by the following funds:

•	Funds of funds, which make investments in private equity funds;
•	Co-investment funds, which make equity investments in privately held companies; and
•	A sponsored debt fund, which provides secured debt primarily to mid-stage and later stage clients.

These funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated net income. We have retained the specialized accounting of our consolidated funds pursuant to ASC 810, Consolidation (formerly known as EITF Issue No. 85-12). We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in private equity funds are stated at fair value, based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We utilize the net asset value per share as obtained from the general partners of the fund investments as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with investment company fair value accounting. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information available from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events.

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

Secured debt made by the sponsored debt fund are measured using pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

Investments in private equity funds and direct private company investments are categorized within Level 3 of the fair value hierarchy since pricing inputs are unobservable and include situations where there is little, if any, market activity for such investments. Investments in secured debt are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs.

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

Equity Warrant Assets

In connection with negotiated credit facilities and certain other services, we frequently obtain equity warrant assets giving us the right to acquire stock in certain client companies. Our warrant agreements contain net share settlement provisions, which permit us to receive upon exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity warrant assets for shares of private and public company capital stock are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. We value our equity warrant assets using a modified Black—Scholes option pricing model, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk-free interest rate. Valuation adjustments, such as a marketability discount, are made to equity warrant assets for shares of private company capital stock. These valuation adjustments are estimated based on management’s judgment about the general industry environment.

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

Fund Management Fees and Carried Interest

Fund management fees are comprised of fees charged directly to our managed funds of funds and co-investment funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Annual management fees earned from our managed funds generally range from 0.35% to 2.5% of committed capital during the fund investment period.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of our individual managed funds of funds and co-investment funds exceeds certain performance targets. Carried interest is accrued quarterly based on measuring fund performance to date versus the performance target.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Our federal, state and foreign income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return, and consolidated, combined, or separate state income tax returns as appropriate. Our foreign incorporated subsidiaries file tax returns in the applicable foreign jurisdictions. We record interest and penalties related to unrecognized tax benefits in other noninterest expense, a component of consolidated net income.

Share-Based Compensation

Stock-based awards that were granted prior to January 1, 2006 are expensed over the remaining portion of their vesting period under the same amortization method and, for stock options, using the same fair value measurements which were used in calculating pro forma stock-based compensation expense. Under ASC 718, for all stock-based awards granted on or after January 1, 2006, stock-based compensation expense is being amortized on a straight-line basis over the requisite service period. The fair value of stock options are being measured using the Black-Scholes option-pricing model while the fair value for restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of contingently convertible debt (using the “treasury stock” method), stock options and warrants. Common stock equivalent shares are excluded from the computation if the effect is antidilutive.

Derivative Financial Instruments

All derivative instruments are recorded on the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in fair value are recognized through earnings for derivatives that do not qualify for hedge accounting treatment, or that have not been designated in a hedging relationship.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the hedging instrument should offset the loss or gain on the hedged item attributable to the hedged risk. Any

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

difference that does arise would be the result of hedge ineffectiveness, which is recognized through earnings. If the derivative instrument meets the qualification for the short-cut treatment, the period end gross positive fair value is recorded in other assets or gross negative fair values is recorded in other liabilities and an offsetting amount is recorded to the asset or liability being hedged (see Note 13—“Derivative Financial Instruments”).

Equity Warrant Assets

In connection with negotiated credit facilities and certain other services, we frequently obtain equity warrant assets giving us the right to acquire stock in certain client companies. Equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from equity warrant assets.

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

Under the accounting treatment required by ASC 815, equity warrant assets in private and public companies, which include net share settlement provisions held by SVB Financial Group, are recorded at fair value and are classified as derivative assets, a component of other assets, on SVB Financial Group’s balance sheet at the time they are obtained.

The grant date fair values of equity warrant assets received in connection with the issuance of a credit facility are deemed to be loan fees and recognized as an adjustment of loan yield through loan interest income. Similar to other loan fees, the yield adjustment related to grant date fair value of warrants is recognized over the life of that credit facility.

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

In the event of an exercise for shares, the basis or value in the equity securities is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The equity securities are classified as available-for-sale securities. Changes in fair value of securities designated as available-for-sale, after applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding.
•

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on guideline publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. A total of six such indices were used. The volatility assumption was based on the median volatility for an individual public company within an index for the past 16 quarters, from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2009 was 50.5%, compared to 45.5% at December 31, 2008.

•

Actual data on cancellations and exercises of our warrants was utilized as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. This assumption reduced the reported value of the warrant portfolio by $17.4 million at December 31, 2009, compared to a reduction of $17.5 million at December 31, 2008.

•

The risk-free interest rate was derived from the U.S. Treasury yield curve. The risk-free interest rate was calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2009 was 1.4%, compared to 0.9% at December 31, 2008.

•	Other adjustments, including a marketability discount, were estimated based on management’s judgment about the general industry environment.

Foreign Exchange Forwards and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. We also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk from fluctuations in currency rates. Settlement, credit, and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts are recognized in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

We account for non-hedging contracts that are indexed to, and potentially settled in, the company’s stock in accordance with the provisions of ASC 815-40, Derivatives- Contract’s in Entity’s Own Equity (formerly known as EITF 00-19), which provides for specific treatment of derivative financial instruments indexed to, and potentially settled in, the company’s stock, depending on the settlement method.

ASC 815-40 specifies how a derivative financial instrument indexed to, and potentially settled in, the company’s stock should be recorded as one of permanent equity, temporary equity, an asset or a liability

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depending on the settlement method. ASC 815-40 also includes provisions governing whether a derivative embedded into a financial instrument indexed to, and potentially settled in, the company’s stock may be exempt from the provisions of ASC 815. We account for convertible note hedges entered into concurrent with the issuance of our zero-coupon convertible subordinated notes and our 3.875% convertible senior notes in SVBFG stockholders’ equity in accordance with this guidance.

Current Accounting Developments

Effective July 1, 2009, the FASB established Codification (ASC 105-10, formerly known as SFAS No. 168) as the source of authoritative GAAP for companies to use in the preparation of financial statements. Securities and Exchange Commission (“SEC”) rules and interpretive releases under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The guidance contained in the Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Our adoption did not have any impact on our consolidated financial position and results of operations, but did have an impact on how we reference and disclose accounting literature in our interim and annual reports. References to superseded authoritative literature are shown parenthetically below to reflect the new ASC structure, and cross-references to pre-Codification accounting standards.

In the first quarter of 2009, we adopted new guidance related to the following topics:

•	ASC 810-10, Consolidation (formerly known as SFAS No. 160)
•	ASC 815-10, Derivatives and Hedging (formerly known as SFAS No. 161)
•	ASC 470-20, Debt- Debt with Conversion and Other Options (formerly known as FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1)

In the second quarter of 2009, we adopted new guidance related to the following topics:

•	ASC 820-10, Fair Value Measurements and Disclosures (formerly known as FSP SFAS No. 157-4)
•	ASC 320-10, Investments- Debt and Equity Securities (formerly known as FSP SFAS No. 115-2 and SFAS No. 124-2)
•	ASC 825-10, Financial Instruments (formerly known as FSP SFAS No. 107-1 and APB Opinion No. 28-1)
•	ASC 855-10, Subsequent Events (formerly known as SFAS No. 165) and ASU No. 2010-09

In the third quarter of 2009, we adopted new guidance related to the following topics:

•	ASC 105-10, Generally Accepted Accounting Principles (formerly known as SFAS No. 168)

In the fourth quarter of 2009, we adopted new guidance related to the following topics:

•	ASU No. 2009-05, Measuring Liabilities at Fair Value (ASC 820-10)
•	ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent) (ASC 820-10)

Information about certain of these pronouncements is described in more detail below.

Impact of Adopting ASC 810-10 (SFAS No. 160)

In December 2007, the FASB issued a new accounting standard to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of this standard on January 1, 2009 required us to retrospectively reclassify our presentation of noncontrolling interests (formerly referred to as minority interests) in our financial statements and had no effect on our financial position, results of operations or stockholders’ equity.

Impact of Adopting ASC 815-10 (SFAS No. 161)

In March 2008, the FASB issued a new accounting standard requiring companies with derivative instruments to provide enhanced disclosure of information that should enable financial statement users to better understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB issued guidance over accounting for derivative instruments and hedging activities (ASC 815, formerly known as SFAS No. 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. Our adoption of this standard on January 1, 2009 required us to expand our disclosures for our derivative financial instruments. Please refer to Note 13—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Impact of Adopting ASC 470-20 (APB No. 14-1)

In May 2008, the FASB issued a new accounting standard requiring the proceeds from the issuance of convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s non-convertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Our adoption on January 1, 2009 required historical financial statements for 2007 and 2008 to be retrospectively adjusted to conform to the new accounting treatment for both our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”), which matured on June 15, 2008, and our $250 million 3.875% convertible senior notes (“2008 Convertible Notes”), due April 15, 2011.

As a result of adopting the requirements of this standard, our net income available to common stockholders for 2008 and 2007 decreased by $2.1 million and $3.1 million, respectively. Details of certain items revised in prior periods related to the adoption of this standard are provided below under the section “Changes to Prior Period Balances”.

Impact of Adopting ASC 320-10 (FSP SFAS No. 115-2 and SFAS No. 124-2)

In April 2009, the FASB issued a new accounting standard changing the methodology for determining whether other-than-temporary impairment (“OTTI”) exists for debt securities. This standard requires changes to the presentation of OTTI in the statements of income for those impairments involving credit losses, as well as enhanced disclosures regarding the methodology and significant inputs used to measure the amount related to credit losses. Our adoption of this standard on April 1, 2009 did not have a material effect on our financial position, results of operations or stockholders’ equity, but required us to update our significant accounting policy for available-for-sale debt securities, to include the specific requirements of this standard.

Impact of Adopting ASC 825-10 (FSP SFAS No. 107-1 and APB Opinion No. 28-1)

In April 2009, the FASB issued a new accounting standard requiring interim disclosures regarding the fair values of all financial instruments within the scope of FASB issued guidance over disclosures about fair value of

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments, as well as the methods and significant assumptions used to estimate the fair value of those financial instruments. Our adoption of this standard on April 1, 2009 required us to expand our interim disclosures of all financial instruments and had no effect on our financial position, results of operations or stockholders’ equity.

Impact of Adopting ASU 2009-12

In September 2009, the FASB issued a new accounting standard providing guidance for determining the fair value of certain alternative investments that includes private equity funds. When alternative investments do not have readily determinable fair values, companies are permitted to use unadjusted net asset values or an equivalent measure to estimate fair value. This provision is allowed for investments in an entity that does not have a readily determinable fair value and the entity has all of the attributes specified in Codification Topic 946, Financial Services—Investment Companies or, if one or more of the attributes specified are not present, an entity for which it is industry practice to issue financial statements using guidance that is consistent with Topic 946. The guidance also requires a company to consider its ability to redeem an investment at net asset value when determining the appropriate classification of the related fair value measurement within the fair value hierarchy. Our adoption of this standard on October 1, 2009 requires us to prospectively expand our disclosure surrounding the nature and risks of the investments and did not have a material effect on our financial position, results of operations or stockholders’ equity.

Correction of an Immaterial Error

During the second quarter of 2009, we determined that we had incorrectly recognized certain gains and losses on foreign exchange contracts in prior periods. The cumulative pre-tax effect of the error was $6.2 million, or $3.8 million after-tax and is considered to be immaterial to the prior periods. However, since the cumulative impact of correcting this error would be material to the results of the quarter ended June 30, 2009, we applied the guidance of ASC 250-10-S99-1 and S99-2 (formerly known as SAB 99 and SAB 108). This guidance requires that prior financial statements be corrected, even though such revisions were, and continue to be, immaterial to the prior period financial statements. As such, the affected prior period results have been revised. For the year ended December 31, 2008, net income was reduced by $2.3 million, or $0.07 per diluted common share; and for the year ended December 31, 2007, net income was reduced by $0.2 million, or $0.01 per diluted common share.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes to Prior Period Balances

The table below highlights certain items revised in prior periods related to the revision of certain immaterial gains and losses on foreign exchange contracts that were incorrectly recorded in prior periods and to the adoption of ASC 470-20:

	Three months ended March 31, 2009		Year ended December 31, 2008		Year ended December 31, 2007
(Dollars in thousands, except per share amounts)	As orignally filed	As adjusted	As orignally filed	As adjusted	As orignally filed	As adjusted
Income Statement
Interest expense—borrowings	$8,181	$8,181	$43,553	$46,967	$49,168	$54,259
Net interest income	91,511	91,511	372,009	368,595	380,933	375,842
Other noninterest income	4,753	2,782	29,060	25,277	32,313	31,898
Noninterest (loss) income	(3,610)	(5,581)	156,148	152,365	221,384	220,969
Income tax (benefit) expense	(1,702)	(2,448)	55,068	52,213	86,778	84,581
Net (loss) income attributable to SVBFG	(7,010)	(8,235)	78,628	74,286	123,638	120,329
Net (loss) income available to common stockholders	(10,546)	(11,771)	77,921	73,579	123,638	120,329
(Loss) earnings per common share—diluted	(0.32)	(0.36)	2.29	2.16	3.37	3.28
Fully Taxable Equivalent
Net interest income (fully taxable equivalent basis)	$92,083	$92,083	$374,303	$370,889	$382,206	$377,115
Net interest margin	3.97%	3.97%	5.78%	5.72%	7.29%	7.19%
Balance Sheet
Cash and due from banks	$3,362,216	$3,360,199	$1,791,396	$1,789,311	$325,399	$324,510
Total assets	10,958,768	10,955,015	10,020,892	10,018,280	6,692,456	6,692,171
Long-term debt	964,175	964,175	1,000,640	995,423	875,254	873,241
Total liabilities	9,666,371	9,666,371	8,711,785	8,706,568	5,775,700	5,773,687
Additional paid-in capital	71,760	71,760	45,872	66,201	—	13,167
Retained earnings	701,709	697,956	727,450	709,726	682,911	669,459
Total SVBFG stockholders’ equity	992,123	988,370	988,751	991,356	676,654	676,369

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard (ASU No. 2009-16), which defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. This standard also removes the concept of a qualifying special-purpose entity (“QSPE”) for accounting purposes. This standard is effective for interim or annual financial periods ending after November 15, 2009, with adoption applied prospectively for transfers that occur on and after the effective date. This standard is effective for us beginning the first quarter 2010 as we do engage from time to time in selling our loans and financial assets. These sales or transfers of assets have not historically been made to QSPEs, therefore, the change in the standard of removing the QSPE concept will not have an impact on our sales treatment. Our adoption of this standard is not expected to have material impact on our financial position, results of operations or stockholders’ equity.

In June 2009, the FASB issued a new accounting standard (ASU No. 2009-17), which replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

VIE, with an approach focused on which enterprise has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard is effective for us beginning in the first quarter of 2010. We may be required to consolidate certain VIE’s that are not currently consolidated or de-consolidate certain entities currently consolidated based on our analysis of this accounting standard. It is not expected, however, that any new identification of VIE’s or changes in our consolidation of entities will have a material impact on our financial position, results of operations or stockholder’s equity.

In January 2010, the FASB approved a proposed update which defers the requirements of ASU No. 2009-17 for asset managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies. The proposed standard update, once finalized, is expected to be effective for us beginning in the first quarter of 2010, which coincides with the effective date for ASU No. 2009-17.

In January 2010, the FASB issued a new accounting standard (ASU No. 2010-06), which requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures are effective for interim or annual reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010. This standard clarifies and increases the disclosure requirements for fair value measurements and will not have a material effect on our financial position, results of operations or stockholders’ equity.

3.	Stockholders’ Equity and Earnings Per Share (“EPS”)

Preferred Stock

In December 2008, we participated in the U.S. Treasury’s (“Treasury”) Capital Purchase Program (the “CPP”), under which we received $235 million in exchange for issuing shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and a warrant to purchase common stock to the Treasury. As a participant in CPP, we were subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices.

On December 23, 2009, we redeemed from the Treasury all 235,000 outstanding shares of Series B Preferred Stock, having a liquidation amount equal to $1,000 per share. The aggregate total redemption price paid by us to the U.S. Treasury for the Series B Preferred Stock was $235 million, plus $1.2 million of accrued and unpaid dividends. During our participation in the CPP from December 2008 to December 2009, we paid dividends totaling $12.1 million.

In connection with the redemption, we recorded a one-time, non-cash charge of $11.4 million in the fourth quarter of 2009 to account for the difference between the redemption price and the carrying amount of the Series B Preferred Stock, or the accelerated amortization of the applicable discount on the shares.

Common Stock

In the fourth quarter of 2009, we closed a public offering of 7,965,568 shares of common stock at an offering price of $38.50 per share. We received net proceeds of $292.1 million after deducting underwriting discounts and commissions.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no common stock repurchases in 2009. In 2008, under a stock repurchase program approved by our Board of Directors in July 2007, we repurchased during the first and second quarters of 2008, 1.0 million shares of our common stock totaling $45.6 million, compared to 2.9 million in 2007 totaling $146.8 million. In July 2008 upon expiration of the 2007 program, our Board (the “Board”) approved a stock repurchase program authorizing us to purchase up to $150.0 million of our common stock, which expired on December 31, 2009. At December 31, 2009, no shares were authorized for repurchase under our current stock repurchase program.

If we engage in stock repurchase activities, we may, from time to time, implement a non-discretionary trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

The warrant issued under the CPP was initially issued for 708,116 shares of our common stock. However, because of the completion of our equity offering in the fourth quarter of 2009, under the participation terms of the program, the number of shares underlying the warrant has been reduced by 50% to a total of 354,058. In order to complete the repurchase, the Company and the Treasury must agree on the repurchase price (or the fair market value) of the warrant.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, our Employee Stock Purchase Plan, restricted stock awards and units, our 2003 Convertible Notes and related warrants, which matured in June 2008, our 2008 Convertible Notes and related warrants and note hedge, and our warrant under the CPP. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2009, 2008, and 2007:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2009	2008	2007
Numerator:
Net income attributable to SVBFG	$48,010	$74,286	$120,329
Preferred stock dividend and discount accretion	(25,336)	(707)	—

Net income available to common stockholders	$22,674	$73,579	$120,329

Denominator:
Weighted average common shares outstanding-basic	33,901	32,425	33,950
Weighted average effect of dilutive securities:
Stock options	282	887	1,265
Restricted stock units and awards	—	114	44
2003 Convertible Notes (1)	—	589	1,479

Denominator for diluted calculation	34,183	34,015	36,738

Net income per common share:
Basic	$0.67	$2.27	$3.54

Diluted	$0.66	$2.16	$3.28

(1)	Our 2003 Convertible Notes matured on June 15, 2008.

Any dilutive effect of our 2003 Convertible Notes and 2008 Convertible Notes are included in the calculation of diluted EPS using the treasury stock method. We included the weighted average dilutive effect of the 2003 Convertible Notes in our diluted EPS calculation for the 2008 year. The 2008 Convertible Notes did not impact our weighted average diluted common shares total as the applicable conversion price was higher than the average daily closing price for the twelve month period. Our warrants associated with the 2003 Convertible Notes, 2008 Convertible Notes and CPP also did not impact our weighted average diluted common shares total as the applicable conversion prices were higher than the average daily closing price for the twelve month period.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for 2009, 2008 and 2007:

	Year ended December 31,
(Shares in thousands)	2009	2008	2007
Stock options	2,267	930	729
Restricted stock units and awards	226	2	—
Warrants associated with 2003 Convertible Notes	—	160	87
Warrant associated with Capital Purchase Program	446	2	—

Total	2,939	1,094	816

In addition to the above, at December 31, 2009 and 2008, 4.7 million shares of our 2008 Convertible Notes and associated warrants were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore were anti-dilutive. Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement. (See Note 13—“Derivative Financial Instruments” for more information on our convertible note hedge and warrant agreement).

4.	Share-Based Compensation

In 2009, 2008 and 2007, we recorded share-based compensation expense of $14.8 million, $13.6 million and $14.9 million, respectively, resulting in the recognition of $3.3 million, $3.4 million and $3.0 million, respectively in related tax benefits. Total compensation costs capitalized were $0.9 million and 1.0 million in 2009 and 2008, respectively. No compensation cost was capitalized in 2007, as such amount was inconsequential. Share-based compensation expense was recorded net of estimated forfeitures for 2009, 2008 and 2007, such that expense was recorded only for those share-based awards that are expected to vest.

Equity Incentive Plans

On May 11, 2006, stockholders approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Our previous 1997 Equity Incentive Plan expired in December 2006. The 2006 Incentive Plan provides for the grant of various types of incentive awards, of which the following have been granted: (i) stock options; (ii) restricted stock awards; (iii) restricted stock units; and (iv) other cash or stock settled equity awards.

Subject to the provisions of Section 14 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold is 3,000,000 shares plus 1,488,361 shares comprised of: (i) shares that have been reserved but not issued under our 1997 Equity Incentive Plan as of May 11, 2006; and (ii) shares subject to stock options or similar awards granted under the 1997 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1997 Equity Incentive Plan that are forfeited or repurchased by us. No further awards will be made under the 1997 Equity Incentive Plan, but it will continue to govern awards previously granted thereunder.

Restricted stock awards and restricted stock units will be counted against the numerical limits of the 2006 Incentive Plan as two shares for every one share awarded. Further, if shares acquired under any such award are forfeited or repurchased by us and would otherwise return to the 2006 Incentive Plan, two times the number of such forfeited or repurchased shares will return to the 2006 Incentive Plan and will again become available for issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eligible participants in the 2006 Incentive Plan include directors, employees, and consultants. Options granted under the 2006 Incentive Plan generally expire seven years after the grant date. Options generally become exercisable over various periods, typically four years, from the grant date based on continued employment, and typically vest annually. Restricted stock awards and units generally vest over the passage of time and require continued employment through the vesting period. Performance-based restricted stock units generally vest upon meeting certain performance-based objectives or the passage of time, or a combination of both, and require continued employment through the vesting period. The vesting period for restricted stock units cannot be less than three years unless they are subject to certain performance-based objectives, in which case the vesting period can be 12 months or longer.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which participating employees may annually contribute up to 10% of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 227,855 shares and received $5.1 million in cash under the ESPP in 2009. At December 31, 2009, a total of 374,449 shares of our common stock were still available for future issuance under the ESPP. The next purchase will be on June 30, 2010 at the end of the current six-month offering period.

Unrecognized Compensation Expense

As of December 31, 2009 unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period- in Years
Stock options	$7,454	1.47
Restricted stock units	8,736	1.34

Total unrecognized share-based compensation expense	$16,190

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

The fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of restricted stock awards and restricted stock units were based on our closing stock price on the date of grant. The following weighted average assumptions and fair values were used:

	2009	2008	2007
Equity Incentive Plan Awards
Weighted average expected term of options in years	4.5	4.3	5.3
Weighted average expected volatility of the Company’s underlying common stock	58.8%	25.7%	25.6%
Risk-free interest rate	2.00	3.07	4.60
Expected dividend yield	—	—	—
Weighted average grant date fair value-stock options	$10.83	$12.85	$16.27
Weighted average grant date fair value-restricted stock awards and restricted stock units	24.61	48.57	50.15
ESPP
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company’s underlying common stock	90.0%	27.5%	16.2%
Risk-free interest rate	0.30	2.96	5.03
Expected dividend yield	—	—	—
Weighted average fair value	$10.53	$11.45	$10.19

The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2009, 2008 and 2007, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In- The-Money Options
Outstanding at December 31, 2008	3,130,929	$37.25
Granted	547,705	22.20
Exercised	(108,115)	22.47
Forfeited	(31,566)	39.02
Expired	(38,230)	39.67

Outstanding at December 31, 2009	3,500,723	35.31	3.21	$31,120,964

Vested and expected to vest at December 31, 2009	3,370,824	35.44	3.11	29,515,758

Exercisable at December 31, 2009	2,461,651	35.31	2.21	20,666,657

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of outstanding options shown in the table below represents the pretax intrinsic value as of December 31, 2009. This value is based on our closing stock price of $41.66 as of December 31, 2009. The total intrinsic value of options exercised during 2009, 2008 and 2007 were $1.4 million, $24.2 million and $24.1 million, respectively. The total fair value of option grants that vested during 2009, 2008 and 2007 were $15.2 million, $17.8 million and $24.4 million, respectively. Cash received from stock option exercises during 2009, 2008 and 2007 were $2.4 million, $29.9 million and $28.0 million, respectively. The tax benefit realized from stock options exercised during 2009, 2008 and 2007 was $1.3 million, $7.8 million and $8.9 million, respectively.

The following table summarizes information regarding stock options outstanding as of December 31, 2009:

Range of Exercise Prices	Outstanding Options			Exercisable Options
	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$15.15-19.24	215,781	2.74	$17.61	215,031	$17.62
19.48-19.48	383,994	6.32	19.48	—	—
19.85-26.00	464,850	1.76	24.41	452,857	24.44
26.06-31.29	543,055	2.79	29.13	425,108	29.49
31.69-36.56	377,930	1.25	35.44	377,368	35.44
36.63-43.49	423,753	2.38	41.79	388,554	41.92
44.66-48.76	693,734	4.48	48.04	321,611	47.57
48.88-53.29	375,228	3.18	51.86	272,235	51.74
53.30-58.28	20,328	4.84	56.11	8,368	55.04
60.27-60.27	2,070	5.76	60.27	519	60.27

$15.15-60.27	3,500,723	3.21	35.31	2,461,651	35.31

We expect to satisfy the exercise of stock options by issuing new shares registered under the 1997 Equity Incentive Plan and the 2006 Incentive Plan, as applicable. All future awards of stock options and restricted stock will be issued from the 2006 Incentive Plan. At December 31, 2009, 2,346,195 shares were available for future issuance under the 2006 Incentive Plan.

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	393,463	$46.49
Granted	133,595	24.61
Vested	(175,395)	29.42
Forfeited	(14,857)	33.15

Nonvested at December 31, 2009	336,806	47.29

The total fair value of restricted stock awards and units that vested during 2009, 2008 and 2007 were $5.2 million, $5.0 million and $4.7 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Reserves on Deposit with the Federal Reserve Bank and Federal Bank Stock

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-earning cash account. The average required reserve balance totaled $34.4 million in 2009 and $28.5 million in 2008. The cash balances at the Federal Reserve Bank of San Francisco are classified as cash and cash equivalents.

As a member of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”), we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement. At both December 31, 2009 and 2008, we had $25.8 million in FHLB stock. At December 31, 2009 and 2008, we had $13.1 million and $9.9 million, respectively, in FRB stock. FHLB and FRB stock are recorded as a component of other assets.

6.	Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the federal funds sold, securities purchased under agreements to resell and other short-term investment securities at December 31, 2009 and 2008, respectively:

(Dollars in thousands)	December 31,
	2009	2008
Federal funds sold overnight	$—	$250,000
Securities purchased under agreements to resell (1)	58,242	150,910
Other short-term investment securities	—	77,482

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$58,242	$478,392

(1)	At December 31, 2009, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities. Securities purchased under agreements to resell averaged $64.2 million and $82.3 million in 2009 and 2008, respectively. The maximum amount outstanding at any month-end during 2009 and 2008 was $140.6 million and $150.9 million, respectively.

In addition, as of December 31, 2009 and 2008, $3.1 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $171.6 million and $169.0 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment Securities

The major components of our investment securities portfolio at December 31, 2009 and 2008 are as follows:

	December 31, 2009				December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Marketable securities:
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,583	$464	$—	$26,047	$—	$—	$—	$—
U.S. agency debentures	887,008	5,188	(443)	891,753	109,981	3,622	—	113,603
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,413,817	14,050	(17,237)	1,410,630	438,688	9,910	(4)	448,594
Agency-issued collateralized mortgage obligations	1,360,790	17,142	(5,557)	1,372,375	478,397	5,354	(476)	483,275
Non-agency mortgage-backed securities	89,155	48	(5,507)	83,696	133,561	255	(18,486)	115,330
Commercial mortgage-backed securities	48,440	468	(107)	48,801	54,202	—	(6,721)	47,481
Municipal bonds and notes	100,504	2,429	(56)	102,877	109,405	1,384	(2,034)	108,755
Marketable equity securities	1,795	219	(5)	2,009	157	—	(5)	152
Venture capital fund investments	—	—	—	—	—	1	—	1

Total available-for-sale securities	$3,927,092	$40,008	$(28,912)	$3,938,188	$1,324,391	$20,526	$(27,726)	$1,317,191

Marketable securities (investment company fair value accounting) (1)				33				1,703
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)				271,316				242,645
Other private equity investments (3)				96,577				82,444
Other investments (4)				1,143				1,547
Non-marketable securities (equity method accounting):
Other investments (5)				59,660				27,000
Low income housing tax credit funds				26,797				31,510
Non-marketable securities (cost method accounting):
Private equity fund investments (6)				86,019				69,971
Other private equity investments				12,019				12,089

Total investment securities				$4,491,752				$1,786,100

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. The following table shows the amount of investments by the following funds and our ownership of each fund at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$33	50.0%	$1,233	50.0%
SVB India Capital Partners I, LP	—	14.4	470	14.4

Total marketable securities	$33		$1,703

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The following table shows the amount of investments by the following consolidated fund of funds and our ownership of each fund at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$50,508	12.6%	$65,985	12.6%
SVB Strategic Investors Fund II, LP	85,820	8.6	94,161	8.6
SVB Strategic Investors Fund III, LP	102,568	5.9	80,780	5.9
SVB Strategic Investors Fund IV, LP	13,677	5.0	1,719	5.0
SVB Capital Preferred Return Fund, LP	8,330	20.0	—	—
SVB Capital—NT Growth Partners, LP	10,413	33.0	—	—

Total private equity fund investments	$271,316		$242,645

(3)	The following table shows the amount of investments by the following consolidated co-investment funds and our ownership of each fund at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$24,023	10.7%	$24,188	10.7%
SVB Capital Partners II, LP (i)	36,847	5.1	38,234	5.1
SVB India Capital Partners I, LP	35,707	14.4	20,022	14.4

Total other private equity investments	$96,577		$82,444

(i)	At December 31, 2009, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At December 31, 2009 and 2008 we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amount of investments and our ownership of each investment at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$16,134	9.3%	$18,234	9.3%
Partners for Growth II, LP	13,059	24.2	8,559	24.2
Other investments	30,467	N/A	207	N/A

Total other investments	$59,660		$27,000

(i)	At December 31, 2009, we had a direct ownership interest of 4.8% in the fund. In addition, we had a 90.7% direct ownership interest in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Our indirect interest in the fund through our investment in GHLLC is 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.

(6)	Represents investments in 349 and 360 private equity funds at December 31, 2009 and 2008, respectively, where our ownership interest is less than 5% of the voting stock of each such fund. For the year ended December 31, 2009, we recognized OTTI losses of $4.4 million resulting from other-than-temporary declines in value for 84 of the 349 investments. The OTTI losses are included in net gains (losses) on investment securities, a component of noninterest income. For the remaining 265 investments at December 31, 2009, we concluded that any declines in value were temporary and as such, no OTTI was recognized. At December 31, 2009, the carrying value of these private equity fund investments (cost method accounting) was $86.0 million, and the estimated fair value was $81.0 million.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2009:

(Dollars in thousands)	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$287,621	$(443)	$—	$—	$287,621	$(443)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,034,781	(17,237)	—	—	1,034,781	(17,237)
Agency-issued collateralized mortgage obligations (1)	321,388	(5,535)	1,392	(22)	322,780	(5,557)
Non-agency mortgage-backed securities (1)	23,966	(195)	51,276	(5,312)	75,242	(5,507)
Commercial mortgage-backed securities	14,968	(107)	—	—	14,968	(107)
Municipal bonds and notes	11,908	(56)	—	—	11,908	(56)
Marketable equity securities	3	(5)	—	—	3	(5)

Total temporarily impaired securities	$1,694,635	$(23,578)	$52,668	$(5,334)	$1,747,303	$(28,912)

(1)	As of December 31, 2009, we identified a total of 94 investments that were in unrealized loss positions, of which 20 investments totaling $52.7 million with unrealized losses of $5.3 million have been in an impaired position for a period of time greater than 12 months. The time periods in which these securities were originally purchased were as follows: Agency-issued collateralized mortgage obligations between November 2002 and March 2003, and non-agency mortgage-backed securities between June 2003 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are considered investment grade by either Moody’s or S&P or were issued by a government sponsored enterprise. The unrealized losses are due primarily to increases in market spread relative to spreads at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of December 31, 2009, it is more likely than not that we will not be required to sell any securities prior to recovery of our adjusted cost basis. Based on our analysis we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of December 31, 2009 are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months or 12 months or longer as of December 31, 2008:

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully Taxable Equivalent Basis)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of December 31, 2009. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. Expected remaining maturities of U.S. treasury securities, U.S. agency securities and mortgage-backed securities may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities are significantly shorter and vary based upon structure.

	December 31, 2009
	Total		One Year or Less		After One Year to Five Years		After Five Years to to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,047	2.39%	$—	—%	$26,047	2.39%	$—	—%	$—	—%
U.S. agency debentures	891,753	2.28	35,448	4.48	826,830	2.14	29,475	3.48	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,410,630	4.02	—	—	1,905	6.43	129,647	4.40	1,279,078	3.98
Agency-issued collateralized mortgage obligations	1,372,375	3.77	—	—	12,597	5.06	63,797	4.37	1,295,981	3.73
Non-agency mortgage-backed securities	83,696	4.87	—	—	—	—	19,544	4.75	64,152	4.90
Commercial mortgage-backed securities	48,801	4.67	—	—	—	—	—	—	48,801	4.67
Municipal bonds and notes	102,877	6.07	4,073	7.43	3,583	5.28	38,371	5.83	56,850	6.17

Total	$3,936,179	3.61	$39,521	4.78	$870,962	2.22	$280,834	4.52	$2,744,862	3.94

Investment securities with a fair value of $607.8 million and $790.7 million at December 31, 2009 and 2008, respectively, were pledged to secure certain deposits, current and prospective FHLB borrowings, and to maintain the ability to borrow at the discount window at the Federal Reserve Bank of San Francisco. For further information on our available lines of credit, refer to Note 12—“Short-Term Borrowings and Long-Term Debt.”

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities in 2009, 2008 and 2007:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Gross gains on investment securities:
Available-for-sale securities, at fair value	$246	$206	$1,041
Marketable securities (investment company fair value accounting)	1,413	644	61
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	17,425	20,774	45,325
Other private equity investments	15,970	10,917	5,574
Other investments	762	196	20,228
Non-marketable securities (equity method accounting):
Other investments	6,528	1,933	3,299
Non-marketable securities (cost method accounting):
Private equity fund investments	449	1,030	1,379
Other private equity investments	23	129	1,248

Total gross gains on investment securities	42,816	35,829	78,155

Gross losses on investment securities:
Available-for-sale securities, at fair value	(414)	(2,822)	(363)
Marketable securities (investment company fair value accounting)	(431)	(3,647)	(9)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(46,318)	(26,511)	(15,184)
Other private equity investments	(18,678)	(7,725)	(5,790)
Other investments	—	(5,874)	(8,190)
Non-marketable securities (equity method accounting):
Other investments	(3,337)	(1,685)	(214)
Low income housing tax credit funds	—	—	(125)
Non-marketable securities (cost method accounting):
Private equity fund investments	(4,439)	(2,084)	(1,055)
Other private equity investments	(408)	(258)	(501)

Total gross losses on investment securities	(74,025)	(50,606)	(31,431)

(Losses) gains on investment securities, net	$(31,209)	$(14,777)	$46,724

(Losses) gains attributable to noncontrolling interests, including carried interest	$(26,638)	$(8,929)	$35,449

8.	Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $34.9 million and $45.4 million at December 31, 2009 and 2008, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2009	2008
Commercial loans	$3,603,639	$4,515,019
Premium wine (1)	441,901	419,539
Community development loans (2)	59,926	48,293
Consumer and other (3)	442,628	523,402

Total loans, net of unearned income	$4,548,094	$5,506,253

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Premium wine consists of loans for vineyard development as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At December 31, 2009 and 2008, $298.9 million and $269.6 million, respectively, of such loans were secured by real estate.
(2)	Community development loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at December 31, 2009 and 2008, were comprised of the following:

	December 31,
(Dollars in thousands)	2009	2008
Home equity lines of credit (i)	$90,459	$89,544
Loans to eligible employees (ii)	86,147	74,759
Loans for personal residences (iii)	64,678	58,700

Consumer loans secured by real estate	$241,284	$223,003

(i)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(ii)	Represents loans made to eligible employees through our EHOP. See Note 16—“Employee Compensation and Benefit Plans” for further details.
(iii)	Represents loans used to purchase, renovate or refinance personal residences.

The activity in the allowance for loan losses during 2009, 2008 and 2007 was as follows:

	December 31,
(Dollars in thousands)	2009	2008	2007
Allowance for loan losses, beginning balance	$107,396	$47,293	$42,747
Provision for loan losses	90,180	100,713	16,836
Gross loan charge-offs	(143,570)	(47,815)	(19,378)
Loan recoveries	18,444	7,205	7,088

Allowance for loan losses, ending balance	$72,450	$107,396	$47,293

Impaired Loans and Troubled Debt Restructurings

As of December 31, 2009 and 2008, nonaccrual loans represented all impaired loans. A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. The recorded investment in impaired loans totaled $50.2 million and $84.9 million at December 31, 2009 and 2008, respectively. The recorded investment in impaired loans for which there was a related allowance for loan losses was $47.0 million and $79.0 million at December 31, 2009 and 2008, respectively, with related allowance for loan losses of $8.9 million and $25.9 million, respectively. The recorded investment in impaired loans for which there was no related allowance for loan losses was $3.2 million and $5.9 million at December 31, 2009 and 2008, respectively. Average impaired loans for 2009, 2008 and 2007 totaled $90.0 million, $17.4 million and $10.3 million, respectively. Interest income actually recognized totaled $1.8 million, $0.1 million, and $0.2 million in 2009, 2008, and 2007, respectively. Our accruing loans past due 90 days or more were $2.5 million and $2.3 million at December 31, 2009 and 2008, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the $50.2 million of impaired loans at December 31, 2009 are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection. As of December 31, 2009, we had TDR’s of $26.1 million, which were comprised of $20.2 million in our Consumer and Other category and $5.9 million in our Commercial Loans category. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments. The commitments available for funding to the clients associated with these TDR’s as of December 31, 2009 were approximately $0.2 million.

9.	Premises and Equipment

Premises and equipment at December 31, 2009 and 2008, consist of the following:

	December 31,
(Dollars in thousands)	2009	2008
Computer software	$55,855	$43,729
Computer hardware	28,065	25,829
Leasehold improvements	26,404	25,893
Furniture and equipment	9,234	9,153

Total	119,558	104,604
Accumulated depreciation and amortization	(87,822)	(74,015)

Premises and equipment, net	$31,736	$30,589

Depreciation and amortization expense for premises and equipment was $14.2 million, $15.7 million, and $15.0 million in 2009, 2008 and 2007, respectively.

10.	Goodwill

Goodwill, which arises when the purchase price exceeds the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. There was no remaining goodwill on our balance sheet as of December 31, 2009, compared to $4.1 million at December 31, 2008 from the acquisition of eProsper.

eProsper

During the third quarter of 2006, through our subsidiary, SVB Analytics, we acquired a 65% ownership interest in eProsper, an equity ownership data management services company. In connection with this acquisition, we recognized $4.1 million in goodwill. During the first quarter of 2009, we conducted an assessment of goodwill of eProsper in accordance with ASC 350 (formerly known as SFAS No. 142), based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a noncash non tax-deductible charge to continuing operations during the first quarter of 2009.

SVB Alliant

During the second quarter of 2007, we conducted our annual assessment of goodwill of SVB Alliant in accordance with ASC 350. We concluded that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. The impairment resulted from changes in our outlook for SVB Alliant’s

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future financial performance and the remaining $17.2 million of goodwill was expensed as a noncash charge to continuing operations during the second quarter of 2007. All operations at SVB Alliant were ceased as of March 31, 2008.

11.	Deposits

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $281.2 million and $326.8 million at December 31, 2009 and 2008, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $2.1 million, $3.0 million and $2.6 million in 2009, 2008 and 2007, respectively. At December 31, 2009, time deposit accounts, individually exceeding $100,000 totaling $277.0 million were scheduled to mature within one year.

12.	Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at December 31, 2009 and 2008:

(Dollars in thousands)	Maturity	December 31, 2009	December 31, 2008
Short-term borrowings:
Other short-term borrowings	(1)	$38,755	$62,120

Total short-term borrowings		$38,755	$62,120

Long-term debt:
FHLB advances	(2)	$—	$100,000
5.70% senior notes	June 1, 2012	269,793	279,370
6.05% subordinated notes	June 1, 2017	276,541	313,953
3.875% convertible senior notes	April 15, 2011	246,991	244,783
7.0% junior subordinated debentures	October 15, 2033	55,986	55,914
4.99% long-term notes payable	(3)	7,339	—
8.0% long-term notes payable	(4)	—	1,403

Total long-term debt		$856,650	$995,423

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes.
(2)	Balance as of December 31, 2008 included FHLB advances of $50 million that matured in May 2009, and $50 million that was prepaid in September 2009 (originally due in November 2009).
(3)	Represents long-term notes payable related to one of our debt fund investments, and was payable beginning April 30, 2009 with the last payment due in April 2012.
(4)	Balance at December 31, 2008 represented long-term notes payable at eProsper and was payable beginning January 1, 2008 with the last payment made in November 2009.

The aggregate annual maturities of long-term debt obligations as of December 31, 2009 are as follows:

Year ended December 31, (Dollars in thousands) :
2010	$1,905
2011	251,528
2012	270,690
2013	—
2014	—
2015 and thereafter	332,527

Total	$856,650

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense related to short-term borrowings and long-term debt was $27.7 million, $47.0 million and $54.3 million in 2009, 2008 and 2007, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements related to our senior and subordinated notes and junior subordinated debentures. The weighted average interest rates associated with our short-term borrowings as of December 31, 2009 and 2008 were 0.05 percent and 0.12 percent, respectively.

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

3.875% Convertible Senior Notes (“2008 Convertible Notes”)

In April 2008, we issued our 2008 Convertible Notes, due April 15, 2011, in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The issuance costs related to the 2008 Convertible Notes were $6.8 million, and the net proceeds from the offering were $243.2 million. We used $141.9 million of the net proceeds to settle the principal value of our zero-coupon convertible subordinated notes, which matured in June 2008. All remaining proceeds were used for general corporate purposes. The 2008 Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, into shares of our common stock or cash or any combination thereof for any excess conversion value, at our option. Holders may convert their 2008 Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon maturity, we intend to settle the outstanding principal amount in cash, and we have the option to settle any amount exceeding the principal value of the 2008 Convertible Notes in either cash or shares of our common stock. The fair value of the 2008 Convertible Notes is included in Note 19—“Fair Value of Financial Instruments”.

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

The effective interest rate for our 2008 Convertible Notes in 2009 and 2008 was 5.71 percent and 5.65 percent, respectively, and interest expense was $14.0 million and $10.1 million, respectively. At December 31, 2009, the unamortized debt discount totaled $3.0 million, and will be amortized over the remaining contractual term of the debt.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions for each of 2009, 2008 and 2007 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity on October 15, 2033, or may be redeemed prior to maturity in whole or in part, at our option, at any time on or after October 30, 2008. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 13—“Derivative Financial Instruments”). The fair value of the 7.0% junior subordinated debentures is included in Note 19—“Fair Value of Financial Instruments”.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2009, we had not borrowed against our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (primarily comprised of agency-issued mortgage-backed securities) at December 31, 2009 totaled $497.4 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at December 31, 2009 totaled $85.7 million, all of which was unused and available to support additional borrowings.

13.	Derivative Financial Instruments

We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk, equity market price risk and to assist customers with their risk management objectives. Also, in connection with negotiating credit facilities and certain other services, we frequently obtain equity warrant assets giving us the right to acquire stock in certain client companies.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Risk

Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 5.70% senior notes and 6.05% subordinated notes, we entered into fixed-for-floating interest rate swap agreements at the time of debt issuance based upon London Interbank Offered Rates (“LIBOR”) with matched-terms. We use the shortcut method to assess hedge effectiveness and evaluate the hedging relationships for qualification under the shortcut method requirements for each reporting period.

Prior to December 2008, we were managing our interest rate risk for our 7.0% junior subordinated notes with an interest rate swap agreement. We designated this interest rate swap as a fair value hedge, which management evaluated for effectiveness using the statistical regression analysis approach for each reporting period. In December 2008, our counterparty called the swap related to our 7.0% junior subordinated notes for settlement in January 2009. As a result we de-designated the swap as a hedging instrument in December 2008.

For more information on our 5.70% senior notes, 6.05% subordinated notes and 7.0% junior subordinated notes, see Note 12- “Short-Term Borrowings and Long-Term Debt”.

Net cash benefits associated with our interest rate swaps are recorded in “Interest Expense: Borrowings”, a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Increases from changes in fair value are included in “Other Assets” and decreases from changes in fair value are included in “Other Liabilities”. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net (losses) gains on derivative instruments, in noninterest income, a component of consolidated net income.

Currency Exchange Risk

We enter into foreign exchange forward contracts to hedge against exposures of our loans that are denominated in foreign currencies to our clients, primarily in Pound Sterling, Euro, and Japanese Yen. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on the loans are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the loans are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in “Other Assets” and loss positions in “Other Liabilities”, while net changes in fair value are recorded through net (losses) gains on derivative instruments, in noninterest income, a component of consolidated net income.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43. For the year ended December 31, 2009 and 2008, there were no note conversions or exercises under the warrant agreement as the notes were not convertible. Concurrent with the issuance of our 2003 Convertible Notes, we entered into a convertible note hedge agreement and a warrant agreement at a net cost of $21.9 million, which effectively increased the economic conversion price from $33.63 per common share to $51.34. The 2003 Convertible Notes and associated note hedge and warrant agreement matured on June 15, 2008.

For more information on the 2003 Convertible Notes and the 2008 Convertible Notes, see Note 12- “Short-Term Borrowings and Long-Term Debt”.

Other Derivative Instruments

Equity Warrant Assets

Our equity warrant assets are concentrated in private, venture-backed companies in the technology and life science industries. Our warrant agreements contain net share settlement provisions, which permit us to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. We make valuation adjustments for estimated remaining life and marketability for warrants issued by private companies. Equity warrant assets are recorded at fair value in “Other Assets”, while changes in their fair value are recorded through net (losses) gains on derivative instruments, in noninterest income, a component of consolidated net income.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2009 and 2008, respectively, were as follows:

		December 31, 2009				December 31, 2008
(Dollars in thousands)	Balance sheet location	Notional or contractual amount	Fair value	Collateral (1)	Net exposure (2)	Notional or contractual amount	Fair value	Collateral (1)	Net exposure (2)
Derivatives designated as hedging instruments:
Interest Rate Risks:
Interest rate swaps	Other assets	$500,000	$46,895	$38,755	$8,140	$550,000	$94,142	$62,120	$32,022

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Foreign exchange forwards	Other assets	48,276	1,472	—	1,472	50,393	4,212	—	4,212
Foreign exchange forwards	Other liabilities	9,828	(85)	—	(85)	23,193	(1,092)	—	(1,092)

Net exposure			1,387	—	1,387		3,120	—	3,120

Other Derivative Instruments:
Equity warrant assets	Other assets	120,192	41,292	—	41,292	130,401	43,659	—	43,659

Other derivatives:
Foreign exchange forwards	Other assets	316,759	16,772	—	16,772	354,399	32,476	—	32,476
Foreign exchange forwards	Other liabilities	326,116	(15,593)	—	(15,593)	344,703	(31,039)	—	(31,039)
Foreign currency options	Other assets	1,819	192	—	192	25,848	501	—	501
Foreign currency options	Other liabilities	1,819	(192)	—	(192)	25,848	(501)	—	(501)

Net exposure			1,179	—	1,179		1,437	—	1,437

Net			$90,753	$38,755	$51,998		$142,358	$62,120	$80,238

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2009 remain at “A” or higher and there were no material changes in their credit ratings for the year ended December 31, 2009.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2009, 2008 and 2007 is as follows:

(Dollars in thousands)	Statement of income location	Year ended December 31,
		2009	2008	2007
Derivatives designated as hedging instruments:
Interest Rate Risks:
Net cash benefit associated with interest rate swaps	Interest expense - borrowings	$20,967	$10,610	$1,059
Changes in fair value of interest rate swap	Net (losses) gains on derivative instruments	(170)	(1,856)	(499)

Net gains associated with interest rate risk derivatives		$20,797	$8,754	$560

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Gains (losses) on foreign currency loan revaluations, net	Other noninterest income	$1,945	$(7,567)	$1,905
(Losses) gains on foreign exchange forward contracts, net	Net (losses) gains on derivative instruments	(2,258)	5,185	(198)

Net (losses) gains associated with currency risk		$(313)	$(2,382)	$1,707

Other Derivative Instruments:
(Losses) gains on equity warrant assets	Net (losses) gains on derivative instruments	$(55)	$10,541	$23,476

Gains on client foreign exchange forward contracts, net	Net (losses) gains on derivative instruments	$1,730	$4,233	$1,156

Gains on covered call options, net	Net (losses) gains on derivative instruments	$—	$402	$—

14.	Other Noninterest Income and Expense

A summary of other noninterest income for 2009, 2008 and 2007, respectively, is as follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Fund management fees	$10,328	$8,547	$8,583
Service-based fee income (1)	7,554	8,686	5,356
Gains (losses) on foreign currency loans revaluation, net	1,945	(7,567)	1,905
Other	10,134	9,386	10,252

Total other noninterest income	$29,961	$19,052	$26,096

(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of other noninterest expense for 2009, 2008 and 2007, respectively, is as follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Tax credit fund amortization	$4,614	$3,853	$3,173
Telephone	4,202	5,276	5,404
Data processing services	3,025	4,235	3,841
Postage and supplies	2,985	3,939	3,814
Other	9,897	8,704	8,174

Total other noninterest expense	$24,723	$26,007	$24,406

15.	Income Taxes

On January 1, 2007, we adopted the provisions of ASC 740 (formerly known as FIN No. 48). This guidance clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements. Our adoption of this guidance did not result in a cumulative effect adjustment to retained earnings.

A summary of changes in our unrecognized tax benefit (including interest and penalties) in 2009 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at January 1, 2009	$256	$105	$361
Additions based on tax positions related to current year	64	—	64
Reduction based on tax positions related to current year	(21)	—	(21)
Additions for tax positions for prior years	87	41	128
Reduction for tax positions for prior years	(45)	(4)	(49)
Reduction as a result of a lapse of the applicable statute of limitations	(74)	(42)	(116)

Balance at December 31, 2009	$267	$100	$367

The total amount of unrecognized tax benefit at January 1, 2009 was $0.3 million. At December 31, 2009, our unrecognized tax benefit was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at December 31, 2009 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2006 and subsequent years remain open to examination by the Internal Revenue Service. Our California and Massachusetts tax returns for the years 2005 and 2006, respectively, and subsequent years remain open to examination.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of current taxes receivable was $16.9 million and $2.1 million at December 31, 2009 and 2008, respectively. The components of our provision for income taxes for 2009, 2008 and 2007, consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Current provision:
Federal	$25,300	$35,358	$77,590
State	7,813	14,640	21,990
Deferred expense (benefit):
Federal	1,445	3,005	(12,537)
State	649	(790)	(2,462)

Income tax expense	$35,207	$52,213	$84,581

Effective January 1, 2009, we adopted a new accounting standard (ASC 810-10, formerly known as SFAS No. 160), which requires us to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners by presenting noncontrolling interests after net income in our consolidated statements of income. As a result, our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net loss (income) attributable to noncontrolling interests.

The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2009, 2008 and 2007, is as follows:

	Year ended December 31,
	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	6.6	6.9	6.1
Share-based compensation expense on incentive stock options and ESPP	2.8	1.4	1.2
Goodwill impairment—eProsper	1.7	—	—
Disallowed officer’s compensation	1.2	—	—
Meals and entertainment	0.9	0.6	0.3
Loss from conversion of certain zero-coupon convertible subordinated notes	—	1.0	—
Low-income housing tax credit	(5.2)	(3.0)	(1.3)
Tax-exempt interest income	(1.7)	(1.1)	(0.4)
Other, net	1.0	0.5	0.4

Effective income tax rate	42.3%	41.3%	41.3%

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) at December 31, 2009 and 2008, consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$35,258	$50,467
Other accruals not currently deductible	8,793	5,376
Share-based compensation expense	7,131	7,282
Original issuance discount on 2008 Convertible Notes	6,190	—
Premises and equipment and other intangibles	5,212	8,210
Net operating loss	3,729	3,404
Investments	1,374	—
State income taxes	1,291	2,606
Loan fee income	857	—
Research and development credit	237	237
Net unrealized losses on available-for-sale investment securities	—	4,004
Other	24	5

Deferred tax assets	70,096	81,591

Deferred tax liabilities:
Derivative equity warrant assets	(7,178)	(8,917)
Net unrealized gains on available-for-sale investment securities	(4,096)	—
Loan fee income	—	(3,526)
Investments	—	(841)
FHLB stock dividend	(1,261)	(1,435)
Other	(558)	—

Deferred tax liabilities	(13,093)	(14,719)

Net deferred tax assets	57,003	66,872
Valuation allowance	(3,966)	(3,641)

Net deferred tax assets after valuation allowance	$53,037	$63,231

At December 31, 2009 and 2008, federal net operating loss carryforwards totaled $9.8 million and $9.1 million, respectively, and state net operating loss carryforwards totaled $4.8 million and $4.0 million, respectively. These net operating loss carryforwards expire at various dates beginning in 2013. A portion of our net operating loss carryforwards will be subject to provisions of the tax law that limits the use of losses that existed at the time there is a change in control of an enterprise. At December 31, 2009, the amount of our federal and state net operating loss carryforwards that would be subject to these limitations was $7.2 million and $2.2 million, respectively.

We believe that it is more likely than not that the benefit from these net operating loss carryforward and research and development credits associated with eProsper will not be realized due to the lack of future profitability in that business. In recognition of this risk, we have provided a valuation allowance of $4.0 million and $3.6 million on the deferred tax assets related to these net operating loss carryforward and research and development credits at December 31, 2009 and 2008, respectively. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Incentive Compensation Plans

In general, Incentive Compensation Plans (“ICP”) are bonus programs paid based on our financial results. Awards are distributed based on the employee’s target bonus level, our performance, and management’s assessment of individual employee performance. ICP expense was $18.3 million, $14.8 million and $43.2 million in 2009, 2008 and 2007, respectively.

Direct Drive Incentive Compensation Plan

The Direct Drive Incentive Compensation Plan (“Direct Drive”) is an annual sales incentive program. Payments are based on sales teams’ performance to predetermined financial targets. Actual awards for each sales team member under Direct Drive is based on: (i) the actual results and financial performance with respect to the gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member’s sales position and team payout allocation. We define gross profit targets as the revenue goals for total interest income after funds transfer pricing and noninterest income. Income associated with equity warrant assets is not included in the gross profit targets. Additionally, sales team members may receive a discretionary award based on management’s assessment of such member’s contributions and performance during the applicable fiscal year, regardless of achievement of team gross profit targets. Direct Drive expenses were $6.9 million, $9.6 million and $7.6 million in 2009, 2008 and 2007, respectively.

Retention Program

The Retention Program (“RP”) is a long-term incentive plan that allows senior management to share directly in our investment success. Plan participants are granted an interest in the distributions made on certain designated investments made by us, as well as certain fees received by us, during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain private equity funds, venture debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. All designated investments for the program are approved annually by the Board of Directors Compensation Committee. We determine individual allocations in the RP based on individual performance, the individual’s role and the total number of plan participants. Each allocation gives the participant a stated percentage or dollar interest in the future returns on the designated investments and fees in the pool. The interests are not in the underlying investments themselves, but rather in future distributions or returns to us on such investments. Distributions received by us are paid to the participants over the term of the applicable plan, which is generally ten years. RP expenses were $1.0 million, $1.1 million and $2.7 million in 2009, 2008 and 2007, respectively.

Warrant Incentive Plan

The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on our behalf. Designated participants share in the cash received from the exercise of equity warrant assets. Warrant Incentive Plan expenses were $0.6 million, $0.8 million and $1.4 million in 2009, 2008 and 2007, respectively.

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

Employees participating in the 401(k) Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $16,500, $15,500 and $15,500 in 2009, 2008 and 2007, respectively. We match the employee’s contributions dollar-for-dollar, up to 5% of the employee’s pre-tax compensation as defined in the Plan. Our matching contributions vest immediately. Our matching 401(k) Plan expenses totaled $6.0 million, $4.9 million and $4.9 million in 2009, 2008 and 2007, respectively. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.

Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash, or our common stock, in an amount not exceeding 10% of the employee’s eligible compensation earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years during a participant’s first five years of service (thereafter all subsequent ESOP contributions are fully vested). Forfeited balances of terminated participants’ nonvested accounts are used first to restore previously forfeited amounts of rehired participants’ accounts and are then used to pay administrative expenses and to reduce our future contributions to the Plan. Forfeited nonvested accounts totaled $0.3 million and $0.7 million at December 31, 2009 and 2008, respectively. During 2009, our contributions to the Plan were reduced by $0.6 million from forfeited nonvested accounts, and administrative expenses totaling $42 thousand were paid from forfeited nonvested accounts.

We did not make any contributions to our ESOP for 2009 or 2008. Our contribution to our ESOP totaled $7.5 million for 2007. At December 31, 2009, our ESOP owned 447,252 shares of our common stock. All shares held by our ESOP are treated as outstanding shares in both our basic and diluted earnings per common share computations. At December 31, 2009, we had not committed any shares to the ESOP program.

Employee Home Ownership Plan

The Employee Home Ownership Plan (“EHOP”) is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage, which is due and payable in either five or seven years on their primary residence and is amortized over a 30 year period. Applicants must qualify for a loan through the usual mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80.0% of the lesser of the purchase price or the appraised value. The interest rate on the loan is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be up to 2.0% below the market rate. The loan rate shall not be less than the greater of either the five-year Treasury Note plus 25 basis points (for the five year loan) or the average of the five year and 10 year Treasury Note plus 25 basis points (for the seven year loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days. We recognize as compensation expense the aggregate dollar amount by which interest charged to an employee under the EHOP is less than the market rate of interest that would be charged for a comparable loan. Compensation expense attributable to loans issued under the EHOP in 2009, 2008 and 2007 was $1.6 million, $1.1 million and $0.5 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activities of all EHOP loans to employees for 2009 and 2008:

	Year ended December 31,
(Dollars in thousands)	2009	2008
Balance at the beginning of the year	$74,759	$48,973
Loan proceeds disbursed for EHOP	18,892	36,195
Loan repayments for EHOP	(7,503)	(10,409)

Balance at the end of the year	$86,148	$74,759

SVB Qualified Investors Fund, LLC and SVB Qualified Investors Fund II, LLC

SVB Qualified Investor Fund LLC (“QIF”), a $7.6 million investment fund, was formed in 2000 on behalf of certain eligible employees. QIF was initially fully capitalized by equity contributions by employees. QIF’s principal purpose is to invest in a select number of private equity funds managed primarily by SVB Financial or its affiliates. The fund will continue until December 12, 2013, unless terminated sooner or extended in accordance with the fund operating agreement. In 2005, we formed SVB Qualified Investors Fund II, LLC (“QIF II”), a $5.1 million investment fund for eligible employees, which is structured similarly to QIF. QIF II will continue until April 8, 2018, unless terminated sooner or extended in accordance with the fund operating agreement. We incurred fund administration costs of $0.1 million for each of 2009, 2008 and 2007 for both QIF and QIF II.

Deferred Compensation Plan

In October 2004, we established the Deferred Compensation Plan (the “DC Plan”). The DC Plan became effective on January 1, 2005. Under the DC Plan, eligible employees may elect to defer up to 25% of their base salary and/or up to 100% of any bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the DC Plan, and any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan, nor do we make any other contributions to the DC Plan. Deferrals under the DC Plan were $0.6 million, $0.9 million and $0.7 million in 2009, 2008 and 2007, respectively. The DC Plan investment had a gain of $0.6 million in 2009, a loss of $0.9 million in 2008, and a gain of $0.2 million in 2007.

17.	Related Parties

Loan Transactions

SVB Financial has a commitment under a $75.0 million, partially-syndicated revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. Of the $75.0 million, $30.9 million is syndicated to another lender. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit is secured and bears an interest rate of prime plus one percent. The highest outstanding balance under the facility during 2009, 2008 and 2007 was $64.0 million, $69.0 million and $59.0 million, respectively. At December 31, 2009 and 2008, Gold Hill’s outstanding balance totaled $8.8 million and $34.3 million, respectively.

In October 2008, the Bank renewed a $0.7 million revolving line of credit (originally extended in 2005) to a relative of Harry Kellogg, an executive officer of the Company. At the time of renewal, the loan: (a) was made in the ordinary course of business; (b) was made on substantially the same terms, including interest rates and

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features. The maturity date of the loan was October 14, 2009, however during the fourth quarter of 2009, the loan became nonperforming. The largest aggregate amount of principal outstanding during 2009 was $0.7 million; as of December 31, 2009, the amount of principal outstanding remains at $0.7 million. No payment of the principal amount was made during 2009. The amount of interest paid in 2009 was $32 thousand.

Additionally, during 2009, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

Fund Investments

Managed Funds

In 2000, we formed two venture investment funds: SIF I and SVBV. SIF I is a $121.8 million fund that primarily invests in venture capital/private equity funds and SVBV is a $56.1 million direct equity investment fund that invests in privately-held companies. Both funds are managed by their respective general partners, which are wholly-owned subsidiaries of SVB Financial and hold an interest in the respective funds. Certain of our directors have also invested in the funds and hold a noncontrolling interest: Messrs. Hardymon (through his family limited partnership) ($0.9 million) and Porter ($0.5 million) are limited partners of SIF I, and Messrs. Hardymon (through his family limited partnership) ($1.5 million) and Kramlich ($1.0 million) are limited partners of SVBV.

In 2004, we created SIF II, a $175.0 million fund of funds that invests primarily in venture capital/private equity funds. SIF II is managed by its general partner, which is a wholly-owned subsidiary of SVB Financial and holds an interest in the fund. Certain of our directors have invested in SIF II and hold a noncontrolling interest as a limited partner: Messrs. Hardymon (through his family limited partnership) ($1.0 million) and Porter ($0.1 million).

In 2006, we created SICP, a $53.9 million direct equity investment fund that invests in privately-held companies in India. SICP is managed by its general partner, which is a wholly-owned subsidiary of SVB Financial and holds an interest in the fund. Certain of our directors have invested in SICP and hold a noncontrolling interest as a limited partner: Messrs. Benhamou (through Benhamou Global Ventures) ($0.3 million), Friedman (through his family trust) ($0.1 million) and Porter ($0.2 million), and Mmes. Krishnan (through her family trust) ($0.3 million), and Rodeno ($0.3 million).

In 2007, we created SCPII, a $90.1 million fund that invests in privately held companies. SCPII is managed by its general partner, a wholly-owned subsidiary of SVB Financial, and holds an interest in the fund. One of our directors has invested in SCPII and holds a noncontrolling interest as a limited partner: Mr. Hardymon (through his family limited partnership) ($0.5 million).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sponsored Funds

In 2003, the Gold Hill 03 Funds were created. The total size of the Gold Hill 03 Funds is approximately $214.1 million. We have a majority interest in the general partner of the Gold Hill 03 Funds, in addition to being a limited partner in one of the Gold Hill 03 Funds. Our combined commitment total in the general partner and the Gold Hill 03 Funds is $20.0 million. Certain of our directors are also limited partners of the Gold Hill 03 Funds and hold a noncontrolling interest: Mr. Hardymon (through his family limited partnership) ($2.5 million) and Ms. Rodeno ($0.2 million).

In 2005, Partners for Growth II, LP, a debt fund (“PFG II”), was created. The total size of PFG II is approximately $62.0 million and our investment in the fund was $15.0 million. The general partner of PFG II is not owned or controlled by us. Certain of our directors are also limited partners in PFG II and hold a noncontrolling interest: Mr. Hardymon ($1.0 million) and Ms. Rodeno ($0.3 million).

In 2008, Gold Hill Capital 2008, L.P., a venture debt fund in the Gold Hill funds family, and certain affiliated funds (the “Gold Hill II Funds”), were created. The total size of the Gold Hill II Funds is $126.5 million, of which we have a combined noncontrolling commitment total in the general partner and the Gold Hill II Funds of $20.0 million. Certain of our directors are also limited partners of the Gold Hill II Funds and hold a noncontrolling interest: Mr. Hardymon (through his family limited partnership) ($0.5 million) and Ms. Rodeno ($0.3 million).

Employee Funds

In 2000, we created QIF, a $7.6 million investment fund for employees that met certain eligibility requirements. To be eligible to participate in QIF, an employee must be of a certain grade level and must be an “accredited investor,” as such term is defined by the SEC. QIF was initially capitalized by commitments and contributions from certain eligible employees including our senior management. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF’s principal purpose is to invest in a select number of venture capital/private equity funds managed primarily by us or our affiliates. In 2009, the following individuals were executive officers who participated in QIF, each with individual commitment amounts ranging between $0.1 million and $0.5 million: Messrs. Wilcox, Becker, Jones, Kellogg, and Verissimo. QIF is also a limited partner of, and holds an interest in, each of SIF I ($2.7 million), SIF II ($2.1 million) and SVBV ($2.0 million).

In 2005, we formed QIF II, a $5.1 million investment fund for employees that met certain eligibility requirements similar to those of QIF. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF II’s principal purpose is to invest in a select number of venture capital/private equity funds managed primarily by us or our affiliates. In 2009, the following individuals were executive officers who participated in QIF II, each with individual commitment amounts ranging between $50 thousand and $0.3 million: Messrs. Wilcox, Becker, Jones, Kellogg, and Verissimo, and Ms. Dent. QIF II is also a limited partner of, and holds an interest in each of SIF II ($0.4 million), SCPII ($0.8 million), SICP ($0.5 million), SIF III ($1.0 million), Partners for Growth, LP ($0.8 million) and Partners for Growth II, LP ($0.5 million).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments

Operating Leases

We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2020, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2009:

Year ended December 31, (Dollars in thousands) :
2010	$10,904
2011	9,530
2012	8,224
2013	6,977
2014	4,489
2015 and thereafter	8,348

Net minimum operating lease payments	$48,472

Rent expense for premises and equipment leased under operating leases totaled $10.7 million, $10.7 million and $13.0 million in 2009, 2008 and 2007, respectively.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2009 and 2008, respectively:

	December 31,
(Dollars in thousands)	2009	2008
Commitments available for funding: (1)
Fixed interest rate commitments	$539,986	$689,063
Variable interest rate commitments	4,798,740	4,941,423

Total commitments available for funding	$5,338,726	$5,630,486

Commitments unavailable for funding (2)	$1,103,489	$922,170
Maximum lending limits for accounts receivable factoring arrangements (3)	535,257	476,329
Reserve for unfunded credit commitments	13,331	14,698

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our potential exposure to credit loss for commitments to extend credit, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending credit commitments as we do in making loans. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the reserve for unfunded credit commitments.

Credit Card Guarantees

As of December 31, 2008, we guaranteed some of our customers’ credit cards that had been provided by an unaffiliated financial institution. The total amount of these guarantees at December 31, 2008 was $87.4 million. During the first quarter of 2009, we purchased this credit card portfolio and began processing these credit cards in-house. The credit card commitments as of December 31, 2009 are included in the summary above within our commitments to extend credit. Credit card fees totaled $9.3 million, $6.2 million and $5.8 million in 2009, 2008 and 2007, respectively.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes our commercial and standby letters of credit at December 31, 2009. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$538,029	$24,779	$562,808	$562,808
Performance standby letters of credit	26,351	12,480	38,831	38,831
Commercial letters of credit	3,677	—	3,677	3,677

Total	$568,057	$37,259	$605,316	$605,316

At December 31, 2009 and 2008, deferred fees related to financial and performance standby letters of credit were $3.9 million and $4.8 million, respectively. At December 31, 2009, collateral in the form of cash of $183.3 million and investment securities of $22.1 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitment over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at December 31, 2009.

Our Ownership in Limited Partnership (Dollars in thousands)	Capital Commitments	Unfunded Commitments	Our Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	456	5.1
SVB India Capital Partners I, LP	7,750	2,945	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund, LP	851	851	6.8
SVB Strategic Investors Fund, LP	15,300	1,530	12.6
SVB Strategic Investors Fund II, LP	15,000	3,750	8.6
SVB Strategic Investors Fund III, LP	15,000	7,650	5.9
SVB Strategic Investors Fund IV, LP	12,239	11,015	5.0
SVB Capital Preferred Return Fund, LP	10,688	1,065	20.0
SVB Capital—NT Growth Partners, LP	24,670	13,363	33.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	—	9.3
Other Fund Investments (3)	148,353	46,350	N/A
New Fund Commitments (4)	215,664	162,101	N/A

Total	$532,715	$266,046

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial, and 3.8% indirect ownership through our investment in SIF II.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(3)	Represents commitments to 335 venture capital and private equity funds where our ownership interest is generally less than 5% of the voting interests of each such fund.
(4)	Represents the investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form in the future, which have not been funded or called.

The following table details the remaining unfunded commitments to private equity funds by our consolidated managed funds of funds at December 31, 2009, which includes SVBFG’s unfunded commitments detailed above:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$6,793
SVB Strategic Investors Fund II, LP	25,143
SVB Strategic Investors Fund III, LP	128,093
SVB Strategic Investors Fund IV, LP	107,345
SVB Capital Preferred Return Fund, LP	41,256
SVB Capital - NT Growth Partners, LP	54,100

Total	$362,730

19.	Fair Value of Financial Instruments

Fair Value Measurements

Our marketable investment securities, non-marketable investment securities and derivatives are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value when preparing our consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets
Marketable securities:
Available-for-sale securities:
U.S. treasury securities	$—	$26,047	$—	$26,047
U.S. agency debentures	—	891,753	—	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,410,630	—	1,410,630
Agency-issued collateralized mortgage obligations	—	1,372,375	—	1,372,375
Non-agency mortgage-backed securities	—	83,696	—	83,696
Commercial mortgage-backed securities	—	48,801	—	48,801
Municipal bonds and notes	—	102,877	—	102,877
Marketable equity securities	2,009	—	—	2,009

Total available-for-sale securities	2,009	3,936,179	—	3,938,188
Marketable securities (investment company fair value accounting)	33	—	—	33

Total marketable securities	2,042	3,936,179	—	3,938,221

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	271,316	271,316
Other private equity investments	—	—	96,577	96,577
Other investments	—	—	1,143	1,143

Total non-marketable securities (investment company fair value accounting)	—	—	369,036	369,036

Other assets:
Interest rate swaps	—	46,895	—	46,895
Foreign exchange forward and option contracts	—	18,436	—	18,436
Equity warrant assets	—	1,173	40,119	41,292

Total assets (1)	$2,042	$4,002,683	$409,155	$4,413,880

Liabilities
Foreign exchange forward and option contracts	$—	$15,870	$—	$15,870

Total liabilities	$—	$15,870	$—	$15,870

(1)	Included in Level 3 assets are $319.9 million attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets
Marketable securities:
Available-for-sale securities:
U.S. agency debentures	$—	$113,603	$—	$113,603
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	448,594	—	448,594
Agency-issued collateralized mortgage obligations	—	483,275	—	483,275
Non-agency mortgage-backed securities	—	115,330	—	115,330
Commercial mortgage-backed securities	—	47,481	—	47,481
Municipal bonds and notes	—	108,755	—	108,755
Marketable equity securities	152	—	—	152
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	153	1,317,038	—	1,317,191
Marketable securities (investment company fair value accounting)	1,703	—	—	1,703

Total marketable securities	1,856	1,317,038	—	1,318,894

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	242,645	242,645
Other private equity investments	—	—	82,444	82,444
Other investments	—	—	1,547	1,547

Total non-marketable securities (investment company fair value accounting)	—	—	326,636	326,636

Other assets:
Interest rate swaps	—	94,142	—	94,142
Foreign exchange forward and option contracts	—	37,189	—	37,189
Equity warrant assets	—	1,960	41,699	43,659

Total assets (1)	$1,856	$1,450,329	$368,335	$1,820,520

Liabilities
Foreign exchange forward and option contracts	$—	$32,632	$—	$32,632

Total liabilities	$—	$32,632	$—	$32,632

(1)	Included in Level 1 and Level 3 assets are $1.0 million and $297.4 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2009:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income		Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers In and/or (Out) of Level 3	Ending Balance
		Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income
Year ended December 31, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$242,645	$8,837	$(37,730)	$(28,893)	$57,564	$—	$271,316
Other private equity investments	82,444	(5,293)	3,525	(1,768)	15,901	—	96,577
Other investments	1,547	—	762	762	(1,166)	—	1,143

Total non-marketable securities (investment company fair value accounting) (1)	326,636	3,544	(33,443)	(29,899)	72,299	—	369,036
Other assets:
Equity warrant assets (2)	41,699	3,306	(5,421)	(2,115)	746	(211)	40,119

Total assets	$368,335	$6,850	$(38,864)	$(32,014)	$73,045	$(211)	$409,155

Year ended December 31, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$194,862	$7,343	$(13,080)	$(5,737)	$53,520	$—	$242,645
Other private equity investments	44,872	1,135	2,054	3,189	34,383	—	82,444
Other investments	3,098	—	(527)	(527)	(1,024)	—	1,547

Total non-marketable securities (investment company fair value accounting) (1)	242,832	8,478	(11,553)	(3,075)	86,879	—	326,636
Other assets:
Equity warrant assets (2)	26,911	7,360	5,280	12,640	2,121	27	41,699

Total assets	$269,743	$15,838	$(6,273)	$9,565	$89,000	$27	$368,335

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “(losses) gains on derivative instruments, net” a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amount of unrealized gains (losses) included in earnings in 2009 attributable to Level 3 assets still held at December 31, 2009:

(Dollars in thousands)	Year ended December 31, 2009
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$(37,730)
Other private equity investments	3,903
Other investments	671

Total non-marketable securities (investment company fair value accounting) (1)	(33,156)
Other assets:
Equity warrant assets (2)	620

Total unrealized losses	$(32,536)

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “(losses) gains on derivative instruments, net” a component of noninterest income.

Financial Instruments not Carried at Fair Value

FASB issued guidance over financial instruments (ASC 825-10-65, formerly known as SFAS No. 107) requires that we disclose estimated fair values for our financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of ASC 825.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities—Non-Marketable (Cost and Equity Method Accounting)

Non-marketable investment securities (cost and equity method accounting) include other investments (equity method accounting), low income housing tax credit funds (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting). The fair value of other investments (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting) is based on financial information obtained as the investor or obtained from the fund investments’ or debt fund investments’ respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our private equity fund investments and debt fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

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

Short-Term Borrowings

Short-term borrowings at December 31, 2009 and 2008 include cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes. The carrying amount is a reasonable estimate of fair value.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2009 and 2008. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of September 30, 2009 and December 31, 2008. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities-non-marketable (cost and equity method accounting)	$184,495	$186,065	$140,570	$143,724
Net loans	4,475,644	4,499,058	5,398,857	5,518,431
Financial liabilities:
Other short-term borrowings	38,755	38,755	62,120	62,120
Deposits	10,331,937	10,331,381	7,473,472	7,471,614
5.70% senior notes (1) (2)	269,793	273,843	279,370	262,043
6.05% subordinated notes (1) (2)	276,541	259,598	313,953	269,429
3.875% convertible senior notes	246,991	264,595	244,783	199,795
7.0% junior subordinated debentures (2)	55,986	42,082	55,914	32,747
Other long-term debt	7,339	7,339	101,403	101,695
Off-balance sheet financial assets:
Commitments to extend credit	—	15,398	—	17,920

(1)	At December 31, 2009, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $19.9 million and $27.0 million, respectively related to the fair value of the interest rate swaps associated with the notes.
(2)	At December 31, 2008, included in the carrying value and estimated fair value of our 5.70% senior notes, 6.05% subordinated notes and 7.0% junior subordinated debentures, are $29.5 million, $64.4 million and $0.2 million, respectively related to the fair value of the interest rate swaps associated with the notes. The interest rate swap on our 7.0% junior subordinated debentures was terminated and no longer designated as a hedging instrument in the first quarter of 2009.

Investments in Entities that Calculate Net Asset Value Per Share

FASB issued guidance over certain fund investments (FASB Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) requires that we disclose the fair value of funds, significant investment strategies of the investees, redemption features of the investees, restrictions on the ability to sell investments, estimate of the period of time over which the underlying assets are expected to be liquidated by the investee, and unfunded commitments related to the investments.

Our investments in debt funds and private equity fund investments generally can never be redeemed with the funds. Alternatively, we expect distributions to be received through the liquidation of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events.

The following table is a summary of the estimated fair values and remaining unfunded commitments for each major category of these investments as of December 31, 2009:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)	$271,316	$362,730
Non-marketable securities (equity method accounting):
Other investments (2)	56,242	26,040
Non-marketable securities (cost method accounting):
Private equity fund investments (3)	81,015	187,361

Total	$408,573	$576,131

(1)	Private equity fund investments within non-marketable securities (investment company fair value accounting) include investments made by our managed funds of funds including SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, SVB Strategic Investors Fund III, LP, SVB Strategic Investors Fund IV, LP, SVB Capital – NT Growth Partners, LP, and SVB Capital Preferred Return Fund, LP. These investments represent investments in private equity and venture capital funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under investment company fair value accounting are $232.2 million and $336.0 million, respectively, attributable to noncontrolling interests. It is estimated that the underlying assets of the fund will be liquidated over the next 10 years, depending on the age of the fund.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and private equity and venture capital fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that the underlying assets of the fund will be liquidated over the next 10 years, depending on the age of the fund.
(3)	Private equity fund investments within non-marketable securities (cost method accounting) include investments in private equity and venture capital fund investments that invest primarily in U.S. and global technology and life sciences companies. Included in the $187.4 million is $162.1 million of commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form in the future, which have not been funded or called. It is estimated that the underlying assets of the fund will be liquidated over the next 10 years, depending on the age of the fund.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The most recent joint notification from the DFI and the Federal Reserve Board categorized the Bank as well-capitalized under the FDICIA prompt corrective action provisions applicable to banks. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2009 and 2008:

(Dollars in thousands)	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement
December 31, 2009:
Total risk-based capital ratio:
SVB Financial Group	19.94%	$1,493,959	8.0%	$599,560
Bank	17.05	1,243,538	8.0	583,467
Tier 1 risk-based capital ratio:
SVB Financial Group	15.45	1,158,166	4.0	299,780
Bank	12.45	908,061	4.0	291,733
Tier 1 leverage ratio:
SVB Financial Group	9.53	1,158,166	4.0	486,021
Bank	7.67	908,061	4.0	473,444

December 31, 2008:
Total risk-based capital ratio:
SVB Financial Group	17.58%	$1,446,287	8.0%	$657,636
Bank	13.79	1,118,180	8.0	648,747
Tier 1 risk-based capital ratio:
SVB Financial Group	12.51	1,029,340	4.0	328,818
Bank	8.66	702,606	4.0	324,373
Tier 1 leverage ratio:
SVB Financial Group	13.00	1,029,340	4.0	316,431
Bank	9.20	702,606	4.0	305,518

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Segment Reporting

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

With respect to our operating segments, only Global Commercial Bank, Relationship Management and SVB Capital were determined to be reportable segments as of December 31, 2009.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated results. The Reconciling Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income (loss) in the Reconciling Items column is primarily interest income recognized from our fixed income investment portfolio. Noninterest income in the Reconciling Items column is primarily attributable to noncontrolling interests and (losses) gains on equity warrant assets. Noninterest expense in the Reconciling Items column primarily consists of expenses associated with corporate support functions such as information technology, finance, human resources, loan and deposit operations, and legal, as well as certain corporate wide adjustments related to compensation expenses. Additionally, average assets in the Reconciling Items column primarily consist of cash and cash equivalents and our fixed income investment portfolio balances.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes to Segment Reporting Effective January 1, 2009

Effective January 1, 2009, we changed the way we monitor performance and results of our business segments and as a result, we changed how our operating segments are presented. We have reclassified all prior period segment information to conform to the current presentation of our reportable segments. The following is a description of the services that our four operating segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Previously, the operations of SVB Global were aggregated as a part of Other Business Services.

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

•

SVB Capital manages venture capital and private equity funds on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds of funds and co-investment funds. Previously, SVB Capital also included our sponsored debt funds, Gold Hill Venture Lending funds and Partners for Growth funds, and certain strategic investments held by SVB Financial

•

Other Business Services includes the results of our Sponsored Debt Funds & Strategic Investments segment, which is comprised of our sponsored debt funds, Gold Hill Venture Lending funds, which provide secured debt to private companies of all stages, and Partners for Growth funds, which provide secured debt primarily to mid-stage and late-stage clients, and certain strategic investments held by SVB Financial. Previously, the operations of our sponsored debt funds and strategic investments were reported as part of the SVB Capital operating segment. Other Business Services also includes the results of SVB Analytics, which provides equity valuation and equity management services to private companies and venture capital firms.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment information as of and for the years ended December 31, 2009, 2008 and 2007 is as follows:

(Dollars in thousands)	Global Commerical Bank	Relationship Management	SVB Capital (1)	Other Business Services (1)	Reconciling Items	Total
Year Ended December 31, 2009
Net interest income (loss)	$360,046	$34,689	$(16)	$(241)	$(12,328)	$382,150
Provision for loan losses	(76,011)	(13,955)	—	—	(214)	(90,180)
Noninterest income (loss)	107,808	1,355	6,521	6,078	(24,019)	97,743
Noninterest expense, excluding impairment of goodwill (2)	(140,150)	(14,998)	(14,487)	(11,379)	(158,760)	(339,774)
Impairment of goodwill	—	—	—	(4,092)	—	(4,092)

Income (loss) before income tax expense (3)	$251,693	$7,091	$(7,982)	$(9,634)	$(195,321)	$45,847

Total average loans	$3,711,943	$961,364	$—	$—	$26,389	$4,699,696
Total average assets	3,834,498	962,701	96,732	81,312	6,351,098	11,326,341
Total average deposits	8,618,470	168,286	—	—	7,343	8,794,099

Year Ended December 31, 2008
Net interest income (loss)	$332,349	$29,766	$42	$(8)	$6,446	$368,595
Provision for loan losses	(85,238)	(15,441)	—	—	(34)	(100,713)
Noninterest income	131,870	1,673	9,360	3,961	5,501	152,365
Noninterest expense (2)	(116,403)	(14,443)	(16,206)	(11,208)	(154,627)	(312,887)

Income (loss) before income tax expense (3)	$262,578	$1,555	$(6,804)	$(7,255)	$(142,714)	$107,360

Total average loans	$3,663,573	$905,504	$—	$—	$63,971	$4,633,048
Total average assets	3,719,872	909,234	58,145	65,733	2,665,319	7,418,303
Total average deposits	4,713,768	164,771	—	—	17,785	4,896,324
Goodwill at December 31, 2008	—	—	—	—	4,092	4,092

Year Ended December 31, 2007
Net interest income	$346,523	$26,509	$100	$404	$2,306	$375,842
(Provision for) recovery of loan losses	(12,996)	(3,911)	—	—	71	(16,836)
Noninterest income	116,205	1,642	11,936	13,080	78,106	220,969
Noninterest expense, excluding impairment of goodwill (2)	(106,861)	(12,442)	(13,412)	(9,708)	(186,842)	(329,265)
Impairment of goodwill	—	—	—	—	(17,204)	(17,204)

Income (loss) before income tax expense (3)	$342,871	$11,798	$(1,376)	$3,776	$(123,563)	$233,506

Total average loans	$2,710,049	$772,910	$—	$—	$39,367	$3,522,326
Total average assets	2,740,816	778,047	19,558	63,047	2,418,506	6,019,974
Total average deposits	3,815,290	142,927	—	—	4,043	3,962,260
Goodwill at December 31, 2007	—	—	—	—	4,092	4,092

(1)	SVB Capital’s and Other Business Services’ components of net interest income (loss), noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $2.5 million, $2.7 million, and $3.0 million in 2009, 2008 and 2007, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Parent Company Only Condensed Financial Information

The condensed balance sheets of SVB Financial at December 31, 2009 and 2008, and the related condensed statements of income and cash flows for 2009, 2008 and 2007, are presented below.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2009	2008
Assets:
Cash and due from banks	$106,584	$231,808
Securities purchased under agreements to resell	61,500	53,500

Cash and cash equivalents	168,084	285,308
Investment securities	152,881	130,260
Loans, net of unearned income	8,733	34,037
Other assets	104,335	87,167
Investment in subsidiaries:
Bank subsidiary	914,068	695,438
Nonbank subsidiaries	98,510	70,711

Total assets	$1,446,611	$1,302,921

Liabilities and SVBFG Stockholders’ Equity:
3.875% convertible senior notes	$246,991	$244,783
7.0% junior subordinated debentures	55,986	55,914
4.99% long-term notes payable	7,339	—
Other liabilities	7,952	10,868

Total liabilities	318,268	311,565

SVBFG stockholders’ equity	1,128,343	991,356

Total liabilities and SVBFG stockholders’ equity	$1,446,611	$1,302,921

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Interest income	$3,179	$5,163	$4,646
Interest expense	(17,679)	(15,181)	(10,769)
Dividend income from bank subsidiary	—	25,000	180,000
(Losses) gains on derivative instruments, net	(200)	6,011	21,525
(Losses) gains on investment securities, net	(1,319)	(1,087)	2,558
General and administrative expenses	(65,400)	(75,474)	(47,149)
Income tax benefit	30,398	34,083	10,347

(Loss) income before net income of subsidiaries	(51,021)	(21,485)	161,158
Equity in undistributed net income (loss) of nonbank subsidiaries	1,261	1,971	(2,320)
Equity in undistributed net income (loss) of bank subsidiary	97,770	93,800	(38,509)

Net income attributable to SVBFG	$48,010	$74,286	$120,329

Preferred stock dividend and discount accretion	(25,336)	(707)	—

Net income available to common stockholders	$22,674	$73,579	$120,329

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income attributable to SVBFG	$48,010	$74,286	$120,329
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	3,858	—
Losses (gains) on derivative instruments, net	200	(6,011)	(21,525)
Losses (gains) on investment securities, net	1,319	1,087	(2,558)
Net (income) loss of bank subsidiary	(97,770)	(93,800)	38,509
Net (income) loss on nonbank subsidiaries	(1,261)	(1,971)	2,320
Amortization of share-based compensation	14,784	13,606	15,131
(Increase) decrease in other assets	(21,494)	(11,365)	20,910
Decrease in other liabilities	(2,578)	(18,479)	(9,663)
Other, net	12,373	11,905	10,332

Net cash (used for) provided by operating activities	(46,417)	(26,884)	173,785

Cash flows from investing activities:
Net (increase) decrease in investment securities	(11,455)	(48,714)	21,795
Net decrease (increase) in loans	25,304	(2,683)	8,436
Investment in bank subsidiaries	(120,860)	(14,668)	(42,004)
Investment in nonbank subsidiaries	(15,124)	31,870	(9,687)

Net cash used for investing activities	(122,135)	(34,195)	(21,460)

Cash flows from financing activities:
Decrease in borrowings, net	—	—	(9,864)
Net payments for settlement of zero-coupon convertible subordinated notes	—	(149,732)	—
Proceeds from issuance of 3.875% convertible senior notes, note hedge and warrant, net of issuance costs	—	222,686	—
Tax benefit from stock exercises	458	6,361	7,184
Dividends paid on preferred stock	(12,110)	—	—
Proceeds from issuance of common stock and Employee Stock Purchase Plan	5,873	32,803	31,212
Repurchases of common stock	—	(45,617)	(146,754)
Proceeds from the issuance of preferred stock and common stock warrant issued under the Capital Purchase Program	—	235,000	—
Proceeds from the issuance of common stock under our public equity offering, net of issuance costs	292,107	—	—
Redemption of preferred stock under the Capital Purchase Program	(235,000)	—	—

Net cash provided by (used for) financing activities	51,328	301,501	(118,222)

Net (decrease) increase in cash and cash equivalents	(117,224)	240,422	34,103
Cash and cash equivalents at beginning of year	285,308	44,886	10,783

Cash and cash equivalents at end of year	$168,084	$285,308	$44,886

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Unaudited Quarterly Financial Data

Our supplemental consolidated financial information for each three month period in 2009 and 2008 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2009:
Interest income	$106,539	$104,556	$107,986	$112,145
Interest expense	(15,028)	(12,875)	(11,168)	(10,005)

Net interest income	91,511	91,681	96,818	102,140
Provision for loan losses	(43,466)	(21,393)	(8,030)	(17,291)
Noninterest (loss) income	(5,581)	28,275	34,307	40,742
Noninterest expense	(87,140)	(89,012)	(79,807)	(87,907)

(Loss) income before income tax expense	(44,676)	9,551	43,288	37,684
Income tax benefit (expense)	2,448	(7,174)	(16,879)	(13,602)

Net (loss) income before noncontrolling interests	(42,228)	2,377	26,409	24,082
Net loss (income) attributable to noncontrolling interests	33,993	8,961	(2,246)	(3,338)

Net (loss) income attributable to SVBFG	$(8,235)	$11,338	$24,163	$20,744

Preferred stock dividend and discount accretion	(3,536)	(3,545)	(3,555)	(14,700)

Net (loss) income available to common stockholders	$(11,771)	$7,793	$20,608	$6,044

(Loss) earnings per common share—basic	$(0.36)	$0.24	$0.62	$0.17
(Loss) earnings per common share—diluted	(0.36)	0.24	0.61	0.16

2008:
Interest income	$108,583	$103,863	$113,395	$113,650
Interest expense	(17,805)	(17,067)	(18,784)	(17,240)

Net interest income	90,778	86,796	94,611	96,410
Provision for loan losses	(7,723)	(8,351)	(13,682)	(70,957)
Noninterest income	41,752	44,515	40,438	25,660
Noninterest expense	(83,437)	(87,189)	(80,431)	(61,830)

Income (loss) before income tax expense	41,370	35,771	40,936	(10,717)
Income tax expense	(18,348)	(16,291)	(16,711)	(863)

Net income (loss) before noncontrolling interests	23,022	19,480	24,225	(11,580)
Net loss attributable to noncontrolling interests	4,218	1,534	1,693	11,694

Net income attributable to SVBFG	$27,240	$21,014	$25,918	$114

Preferred stock dividend and discount accretion	—	—	—	(707)

Net income (loss) available to common stockholders	$27,240	$21,014	$25,918	$(593)

Earnings (loss) per common share—basic	$0.84	$0.66	$0.80	$(0.02)
Earnings (loss) per common share—diluted	0.79	0.61	0.77	(0.02)
Goodwill at period-end	4,092	4,092	4,092	4,092

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450, formerly known as SFAS No. 5). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operation.

25.	Subsequent Events

We have evaluated all subsequent events and determined there are no events other than those discussed above that require disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

As of December 31, 2009, the Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

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

The information set forth under the sections titled “Proposal No. 1—Election of Directors”, “Information on Executive Officers”, “Board Committees and Meeting Attendance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the sections titled “Information on Executive Officers”, “Compensation Discussion and Analysis”, “Compensation for Named Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2009 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))(2)
Equity compensation plans approved by stockholders	3,500,723	$35.31	2,720,644
Equity compensation plans not approved by stockholders	n/a	n/a	n/a

Total	3,500,723	$35.31	2,720,644

(1)	Represents options granted under our 2006 Equity Incentive Plan, Amended and Restated 1997 Equity Incentive Plan and Amended and Restated 1989 Stock Option Plan. This number does not include securities to be issued for unvested restricted stock and restricted stock units of 336,806 shares.
(2)	Includes shares available for issuance under our 2006 Equity Incentive Plan and 374,449 shares available for issuance under the 1999 Employee Stock Purchase Plan.

For additional information concerning our equity compensation plans, refer to Note 4—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters—Board Independence” in the definitive proxy statement for SVB Financial’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial’s 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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
Dated: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALEX W. HART Alex W. Hart	Chairman of the Board of Directors and Director	March 1, 2010

/s/ KENNETH P. WILCOX Kenneth P. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ MICHAEL DESCHENEAUX Michael Descheneaux	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director	March 1, 2010

/s/ DAVID M. CLAPPER David M. Clapper	Director	March 1, 2010

/s/ ROGER F. DUNBAR Roger F. Dunbar	Director	March 1, 2010

/s/ JOEL P. FRIEDMAN Joel P. Friedman	Director	March 1, 2010

/s/ G. FELDA HARDYMON G. Felda Hardymon	Director	March 1, 2010

/s/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	March 1, 2010

/s/ LATA KRISHNAN Lata Krishnan	Director	March 1, 2010

/s/ JAMES R. PORTER James R. Porter	Director	March 1, 2010

/s/ MICHAELA K. RODENO Michaela K. Rodeno	Director	March 1, 2010

/s/ KYUNG H. YOON Kyung H. Yoon	Director	March 1, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	August 28, 2009
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
4.14	Amendment No. 2 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.20	April 30, 2008
4.16	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008
4.17	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.2	April 7, 2008
4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008
4.19	Letter Agreement re Warrants, dated as of April 1, 2008 by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.4	April 7, 2008
4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008
4.21	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial	8-K	000-15637	4.21	December 15, 2008
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.3	401(k) and Employee Stock Ownership Plan					X
*10.4	Amended and Restated Retention Program Plan (RP Years 1999 – 2007)*	10-Q	000-15637	10.4	August 7, 2008
*10.5	1999 Employee Stock Purchase Plan					X
*10.6	1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.7	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.8	Senior Management Incentive Compensation Plan	10-K	000-15637	10.18	March 27, 2006
*10.9	Deferred Compensation Plan	10-Q	000-15637	10.21	November 9, 2007
*10.10	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive Plan	8-K	000-15637	10.30	November 5, 2004
*10.11	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.12	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.13	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.14	Change in Control Severance Plan	10-Q	000-15637	10.14	August 7, 2008
*10.15	2006 Equity Incentive Plan	10-Q	000-15637	10.15	November 10, 2008
*10.16	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.16	August 7, 2009
*10.17	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.17	August 7, 2009
*10.18	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.18	August 7, 2009
*10.19	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.19	August 7, 2009
*10.20	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.20	August 7, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.21	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.22	Offer Letter dated April 25, 2008, for Michael Descheneaux	8-K	000-15637	10.32	May 2, 2007
*10.23	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.23	August 7, 2009
*10.24	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.24	November 10, 2008
*10.25	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.27	November 10, 2008
*10.26	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
10.27	Purchase Agreement, dated April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	10.1	April 7, 2008
10.28	Letter Agreement, dated as of December 12, 2008, between the United States Department of the Treasury and SVB Financial, including Security Purchase Agreement	8-K	000-15637	10.28	December 15, 2008
*10.29	SVB Capital Carried Interest Plan	10-K	000-15637	10.29	March 2, 2009
*10.30	Global Amendment to Benefit Plans to Comply with EESA	10-Q	000-15637	10.30	August 7, 2009
*10.31	Form of Letter Agreement with Michael Descheneaux and Dave Webb re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.32	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.32	August 7, 2009
*10.33	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.33	August 7, 2009
*10.34	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan	10-Q	000-15637	10.34	August 7, 2009
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
99.1	Certification of Principal Executive Officer Pursuant to 31 CFR Part 30 (TARP Standards for Compensation and Corporate Governance)					X
99.2	Certification of Principal Financial Officer Pursuant to 31 CFR Part 30 (TARP Standards for Compensation and Corporate Governance)					X

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith.