Form 10-Q
period 2010-03-31
SVB FINANCIAL GROUP
filed 2010-05-07
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2010, 41,740,445 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2010	December 31, 2009
Assets
Cash and due from banks	$4,614,434	$3,454,611
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	77,269	58,242

Cash and cash equivalents	4,691,703	3,512,853

Investment securities	4,939,084	4,491,752
Loans, net of unearned income	4,205,245	4,548,094
Allowance for loan losses	(68,271)	(72,450)

Net loans	4,136,974	4,475,644

Premises and equipment, net of accumulated depreciation and amortization	34,966	31,736
Accrued interest receivable and other assets	322,522	329,414

Total assets	$14,125,249	$12,841,399

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$7,012,310	$6,298,988
Negotiable order of withdrawal (NOW)	47,840	53,200
Money market	1,462,661	1,292,215
Money market deposits in foreign offices	73,326	49,722
Time	331,981	332,310
Sweep	2,585,176	2,305,502

Total deposits	11,513,294	10,331,937

Short-term borrowings	39,895	38,755
Other liabilities	163,187	139,947
Long-term debt	859,713	856,650

Total liabilities	12,576,089	11,367,289

Commitments and contingencies (Note 12)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 41,526,122 shares and 41,338,389 shares outstanding, respectively	42	41
Additional paid-in capital	398,510	389,490
Retained earnings	751,472	732,907
Accumulated other comprehensive income	23,456	5,905

Total SVBFG stockholders’ equity	1,173,480	1,128,343
Noncontrolling interests	375,680	345,767

Total equity	1,549,160	1,474,110

Total liabilities and total equity	$14,125,249	$12,841,399

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2010	2009
Interest income:
Loans	$73,942	$88,251
Investment securities:
Taxable	32,267	14,851
Non-taxable	970	1,061
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,840	2,376

Total interest income	110,019	106,539

Interest expense:
Deposits	3,665	6,847
Borrowings	5,514	8,181

Total interest expense	9,179	15,028

Net interest income	100,840	91,511
Provision for loan losses	10,745	43,466

Net interest income after provision for loan losses	90,095	48,045

Noninterest income:
Gains (losses) on investment securities, net	16,004	(35,045)
Foreign exchange fees	8,861	7,466
Deposit service charges	7,225	6,823
Client investment fees	3,940	6,248
Credit card fees	2,687	1,439
Letters of credit and standby letters of credit income	2,511	2,892
Gains on derivative instruments, net	1,982	1,814
Other	6,063	2,782

Total noninterest income (loss)	49,273	(5,581)

Noninterest expense:
Compensation and benefits	59,830	48,280
Professional services	12,098	12,080
Premises and equipment	5,784	5,407
FDIC assessments	5,049	2,675
Net occupancy	4,688	4,305
Business development and travel	4,286	3,273
Correspondent bank fees	1,948	1,913
Impairment of goodwill	—	4,092
Reduction of provision for unfunded credit commitments	(1,507)	(2,284)
Other	6,400	7,399

Total noninterest expense	98,576	87,140

Income (loss) before income tax expense	40,792	(44,676)
Income tax expense (benefit)	11,582	(2,448)

Net income (loss) before noncontrolling interests	29,210	(42,228)
Net (income) loss attributable to noncontrolling interests	(10,653)	33,993

Net income (loss) attributable to SVBFG	$18,557	$(8,235)

Preferred stock dividend and discount accretion	—	(3,536)

Net income (loss) available to common stockholders	$18,557	$(11,771)

Earnings (loss) per common share—basic	$0.45	$(0.36)
Earnings (loss) per common share—diluted	0.44	(0.36)

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Net income (loss) before noncontrolling interests	$29,210	$(42,228)
Other comprehensive income, net of tax:
Cumulative translation gains (losses):
Foreign currency translation gains (losses)	1,520	(1,431)
Related tax (expense) benefit	(620)	365
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains	27,226	6,268
Related tax expense	(10,559)	(2,571)
Reclassification adjustment for losses included in net income (loss)	(27)	(7)
Related tax benefit	11	3

Other comprehensive income, net of tax	17,551	2,627

Comprehensive income (loss)	46,761	(39,601)
Comprehensive (income) loss attributable to noncontrolling interests	(10,653)	33,993

Comprehensive income (loss) attributable to SVBFG	$36,108	$(5,608)

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SVBFG Stockholders’	Noncontrolling	Total Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests
Balance at December 31, 2008	235,000	$221,185	32,917,007	$33	$66,201	$709,726	$(5,789)	$991,356	$320,356	$1,311,712

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	18,508	—	85	—	—	85	—	85
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	238	—	—	238	—	238
Net (loss)	—	—	—	—	—	(8,235)	—	(8,235)	(33,993)	(42,228)
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	13,911	13,911
Net change in unrealized losses on available-for-sale investment securities, net of tax	—	—	—	—	—	—	3,693	3,693	—	3,693
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(1,066)	(1,066)	—	(1,066)
Stock-based compensation expense	—	—	—	—	3,908	—	—	3,908	—	3,908
Income tax benefit from original issue discount related to 3.875% convertible senior notes	—	—	—	—	1,105	—	—	1,105	—	1,105
Preferred stock dividend and discount accretion	—	598	—	—	—	(3,536)	—	(2,938)	—	(2,938)
Other-net	—	—	—	—	223	1	—	224	—	224

Balance at March 31, 2009	235,000	$221,783	32,935,515	$33	$71,760	$697,956	$(3,162)	$988,370	$300,274	$1,288,644

Balance at December 31, 2009	—	$—	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	187,733	1	5,065	—	—	5,066	—	5,066
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	779	—	—	779	—	779
Net income	—	—	—	—	—	18,557	—	18,557	10,653	29,210
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	19,260	19,260
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	—	—	16,651	16,651	—	16,651
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	900	900	—	900
Stock-based compensation expense	—	—	—	—	3,196	—	—	3,196	—	3,196
Other-net	—	—	—	—	(20)	8	—	(12)	—	(12)

Balance at March 31, 2010	—	$—	41,526,122	$42	$398,510	$751,472	$23,456	$1,173,480	$375,680	$1,549,160

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss) before noncontrolling interests	$29,210	$(42,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	4,092
Provision for loan losses	10,745	43,466
(Reduction of) provision for unfunded credit commitments	(1,507)	(2,284)
Changes in fair values of derivatives, net	518	(1,237)
(Gains) losses on investment securities, net	(16,004)	35,045
Depreciation and amortization	4,547	5,245
Amortization of premiums on investment securities, net	7,008	1,994
Tax benefit of original issue discount	—	1,105
Tax (expense) benefit from stock exercises	(313)	178
Amortization of share-based compensation	3,291	3,887
Amortization of deferred warrant-related loan fees	(1,614)	(2,126)
Deferred income tax expense (benefit)	1,236	(2,937)
Losses on sale of and valuation adjustments to other real estate owned property	24	50
Changes in other assets and liabilities:
Accrued interest, net	4,114	5,503
Accounts receivable	1,370	(4,031)
Income tax receivable, net	8,550	(12,676)
Accrued compensation	(8,477)	(16,313)
Foreign exchange spot contracts, net	12,258	(8,106)
Other, net	2,864	4,631

Net cash provided by operating activities	57,820	13,258

Cash flows from investing activities:
Purchases of available-for-sale securities	(878,579)	(340,303)
Proceeds from sales of available-for-sale securities	714	7
Proceeds from maturities and pay downs of available-for-sale securities	489,932	86,882
Purchases of nonmarketable securities (cost and equity method accounting)	(8,332)	(14,035)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	1,769	648
Purchases of nonmarketable securities (investment fair value accounting)	(18,101)	(12,381)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	4,859	2,193
Net decrease in loans	321,525	460,629
Proceeds from recoveries of charged-off loans	6,256	1,161
Proceeds from sale of other real estate owned	196	—
Payment for acquisition of intangibles, net of cash acquired	(360)	—
Purchases of premises and equipment	(6,763)	(2,475)

Net cash (used for) provided by investing activities	(86,884)	182,326

Cash flows from financing activities:
Net increase in deposits	1,181,357	1,008,852
Principal payments of other long-term debt	—	(505)
Increase (decrease) in short-term borrowings	1,140	(5,670)
Capital contributions from noncontrolling interests, net of distributions	19,260	13,911
Tax benefit from stock exercises	1,092	60
Dividends paid on preferred stock	—	(2,056)
Proceeds from issuance of common stock	5,065	85

Net cash provided by financing activities	1,207,914	1,014,677

Net increase in cash and cash equivalents	1,178,850	1,210,261
Cash and cash equivalents at beginning of period	3,512,853	2,436,725

Cash and cash equivalents at end of period	$4,691,703	$3,646,986

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$5,618	$9,475
Income taxes paid	1,129	12,150
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$—	$1,469
Unrealized gains on available-for-sale securities, net of tax	16,667	3,697
Net change in fair value of interest rate swaps	3,137	(31,629)

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

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data-Note 2-“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2009 Form 10-K, and with the accounting pronouncements adopted during the three months ended March 31, 2010, as discussed below.

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

Principles of Consolidation and Presentation

Our consolidated financial statements include the accounts of SVB Financial Group and our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary and our investments in which we have a majority owned voting interest. All significant intercompany accounts and transactions have been eliminated.

We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a VIE for which we are the primary beneficiary. We consider the following factors in evaluating whether our involvement with the VIE is significant and designates us as the primary beneficiary:

1.	We have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and,

2.	The aggregate indirect and direct variable interests held by the Company have the obligation to absorb losses or the right to receive benefits from the entity that could be significant to the VIE.

We reassess our initial evaluation of whether an entity is a VIE upon the occurrence of certain events, such as changes in an entity’s capital structure or in its activities, known as reconsideration events. Our evaluation of whether we are the primary beneficiary of a VIE is not limited to the occurrence of certain reconsideration events but is instead reassessed on an ongoing basis. We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide. We are variable interest holders in certain partnerships for which we are the primary beneficiary.

Current Accounting Developments

In the first quarter of 2010, we adopted new guidance related to the following topics:

•	ASU No. 2009-16, Accounting for Transfers of Financial Assets

•	ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

•	ASU No. 2010-06, Improving Disclosures about Fair Value Measurements

Information about these pronouncements is described in more detail below.

Impact of Adopting ASU No. 2009-16

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. This standard also removes the concept of a qualifying special-purpose entity (“QSPE”) for accounting purposes. Our adoption of this standard as of January 1, 2010 did not have a material impact on our financial position, results of operations or stockholders’ equity as we have not historically made sales or transfers of assets to QSPE’s. We do engage from time to time in selling our loans, however, historically our participating interests in those sales has the same priority and is not subordinated to the other participating interest holders’ interest. Therefore, the change in the standard of removing the QSPE concept and the new definition of participating interest did not have an impact on our sales treatment.

Impact of Adopting ASU No. 2009-17

In June 2009, the FASB issued a new accounting standard which replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a VIE, with an approach focused on which enterprise has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our adoption of this standard as of January 1, 2010 required us to de-consolidate Gold Hill Venture Lending Partners 03, LLC (“GHLLC”), which resulted in a reduction of total assets and total equity of $1.1 million. The identification of VIE’s or changes in our consolidation of entities did not have a material impact on our financial position, results of operations or stockholder’s equity.

Impact of Adopting ASU No. 2010-06

In January 2010, the FASB issued a new accounting standard which requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant transfers in and out of Level 1, Level 2 and Level 3 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures were adopted as of January 1, 2010. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010. This standard clarified and increased the disclosure requirements for fair value measurements and did not have an impact on our financial position, results of operations or stockholders’ equity. See Note 14- “Fair Value of Financial Instruments” for further details.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Common Stock

In connection with our previous participation in the U.S. Treasury’s Capital Purchase Program (“CPP”), as of March 31, 2010, we have a warrant outstanding for 354,058 shares of our common stock at an exercise price of $49.78 per share. We have engaged in negotiations with the U.S. Treasury regarding the repurchase of our warrant, but have not reached an agreement on the repurchase. If we are unable to reach an agreement, the U.S. Treasury may decide to sell the warrant through an auction process.

Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued pursuant to stock options and restricted stock units under our equity incentive plan, stock purchases under our employee stock purchase plan, our 3.875% convertible senior notes (“2008 Convertible Notes”) and related warrants and note hedge, and our warrant under the CPP. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009
Numerator:
Net income (loss) attributable to SVBFG	$18,557	$(8,235)
Preferred stock dividend and discount accretion	—	(3,536)

Net income (loss) available to common stockholders	$18,557	$(11,771)

Denominator:
Weighted average common shares outstanding-basic	41,405	32,932
Weighted average effect of dilutive securities:
Stock options	751	—
Restricted stock units	135	—

Denominator for diluted calculation	42,291	32,932

Net income (loss) per common share:
Basic	$0.45	$(0.36)

Diluted	$0.44	$(0.36)

Due to the loss applicable to common stockholders for the three months ended March 31, 2009, no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive and reduce the reported loss per share.

Any dilutive effect of our 2008 Convertible Notes are included in the calculation of diluted EPS using the treasury stock method. The 2008 Convertible Notes did not impact our weighted average diluted common shares total as the applicable conversion price was higher than the average daily closing price for the three month periods. Our warrants associated with the 2008 Convertible Notes and CPP also did not impact our weighted average diluted common shares total as the applicable conversion prices were higher than the average daily closing price for the three month periods.

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
(Shares in thousands)	2010	2009
Stock options	7	2,933
Restricted stock units	—	847
Warrant associated with CPP	38	1,062

Total	45	4,842

In addition to the above, at March 31, 2010, 4.7 million shares of our 2008 Convertible Notes and associated warrants were outstanding but also excluded from the diluted EPS calculation as they were deemed to be anti-dilutive. Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement. For information on our 2008 Convertible Notes and associated convertible note hedge and warrant agreement, see our Consolidated Financial Statements and Supplementary Data- Note 13- “Derivative Financial Instruments” and Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2009 Form 10-K.

3. Share-Based Compensation

For the three months ended March 31, 2010 and 2009, we recorded share-based compensation expense of $3.3 million and $3.9 million, respectively, resulting in the recognition of $0.8 million and $1.0 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At March 31, 2010, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$6,997	2.46
Restricted stock units	7,452	1.97

Total unrecognized share-based compensation expense	$14,449

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2009	3,500,723	$35.31
Granted	2,997	44.33
Exercised	(188,019)	27.76
Forfeited	(38,975)	43.57

Outstanding at March 31, 2010	3,276,726	35.64	3.08	$39,217,347

Vested and expected to vest at March 31, 2010	3,103,979	35.95	2.93	36,257,469

Exercisable at March 31, 2010	2,267,880	35.89	2.06	26,217,920

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $46.66 as of March 31, 2010. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $3.2 million compared to $0.2 million for the comparable 2009 period.

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	336,806	$39.55
Granted	6,583	45.66
Vested	(5,468)	45.83
Forfeited	(5,025)	30.05

Nonvested at March 31, 2010	332,896	39.77

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreements to resell and other short-term investment securities at March 31, 2010 and December 31, 2009, respectively:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Securities purchased under agreements to resell	$55,470	$58,242
Other short-term investment securities	21,799	—

Total securities purchased under agreements to resell and other short-term investment securities	$77,269	$58,242

In addition, as of March 31, 2010 and December 31, 2009, $4.3 billion and $3.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $148.1 million and $171.6 million, respectively.

5. Investment Securities

The major components of our investment securities portfolio at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010				December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Marketable securities:
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,540	$593	$—	$26,133	$25,583	$464	$—	$26,047
U.S. agency debentures	1,194,106	5,981	(2,207)	1,197,880	887,008	5,188	(443)	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,548,582	17,362	(9,085)	1,556,859	1,413,817	14,050	(17,237)	1,410,630
Agency-issued collateralized mortgage obligations	1,312,124	27,504	(377)	1,339,251	1,360,790	17,142	(5,557)	1,372,375
Non-agency mortgage-backed securities	82,469	147	(4,792)	77,824	89,155	48	(5,507)	83,696
Commercial mortgage-backed securities	47,399	1,255	—	48,654	48,440	468	(107)	48,801
Municipal bonds and notes	97,566	2,344	(177)	99,733	100,504	2,429	(56)	102,877
Marketable equity securities	1,231	7	(263)	975	1,795	219	(5)	2,009

Total available-for-sale securities	$4,309,017	$55,193	$(16,901)	$4,347,309	$3,927,092	$40,008	$(28,912)	$3,938,188

Marketable securities (investment company fair value accounting) (1)				84				33
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)				301,445				271,316
Other private equity investments (3)				96,517				96,577
Other investments (4)				996				1,143
Non-marketable securities (equity method accounting):
Other investments (5)				63,175				59,660
Low income housing tax credit funds				25,745				26,797
Non-marketable securities (cost method accounting):
Private equity fund investments (6)				91,793				86,019
Other private equity investments				12,020				12,019

Total investment securities				$4,939,084				$4,491,752

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares.

(2)	The following table shows the amount of investments by the following consolidated funds of funds and our ownership of each fund at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$49,693	12.6%	$50,508	12.6%
SVB Strategic Investors Fund II, LP	92,510	8.6	85,820	8.6
SVB Strategic Investors Fund III, LP	118,294	5.9	102,568	5.9
SVB Strategic Investors Fund IV, LP	17,068	5.0	13,677	5.0
SVB Capital Preferred Return Fund, LP	11,460	20.0	8,330	20.0
SVB Capital—NT Growth Partners, LP	12,420	33.0	10,413	33.0

Total private equity fund investments	$301,445		$271,316

(3)	The following table shows the amount of investments by the following consolidated co-investment funds and our ownership of each fund at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$23,705	10.7%	$24,023	10.7%
SVB Capital Partners II, LP (i)	36,213	5.1	36,847	5.1
SVB India Capital Partners I, LP	36,599	14.4	35,707	14.4

Total other private equity investments	$96,517		$96,577

(i)	At March 31, 2010, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At March 31, 2010 and December 31, 2009 we had a majority ownership interest of slightly more than 50.0% in the fund. Partners for Growth, LP is managed by a third party, and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amount of investments in the following funds and our ownership of each fund at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$19,176	9.3%	$16,134	9.3%
Partners for Growth II, LP	13,184	24.2	13,059	24.2
Other investments	30,815	N/A	30,467	N/A

Total other investments	$63,175		$59,660

(i)	At March 31, 2010, we had a direct ownership interest of 4.8% in the fund and an indirect interest in the fund through our investment in GHLLC of 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.

(6)	Represents investments in 350 and 349 venture capital/private equity funds at March 31, 2010 and December 31, 2010, respectively, where our ownership interest is less than 5% of the voting interests of each such fund. For the three months ended March 31, 2010, we recognized other-than-temporary impairment (“OTTI”) losses of $0.3 million resulting from other-than-temporary declines in value for 14 of the 350 investments. The OTTI losses are included in net gains (losses) on investment securities, a component of noninterest income. For the remaining 336 investments at March 31, 2010, we concluded that any declines in value were temporary and as such, no OTTI was required to be recognized. At March 31, 2010, the carrying value of these private equity fund investments (cost method accounting) was $91.8 million, and the estimated fair value was $90.9 million.

The following table summarizes our unrealized losses on our available-for-sale investment securities into categories of less than 12 months, or 12 months or longer, at March 31, 2010:

	March 31, 2010
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$452,695	$(2,207)	$—	$—	$452,695	$(2,207)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,013,180	(9,085)	—	—	1,013,180	(9,085)
Agency-issued collateralized mortgage obligations (1)	119,856	(367)	562	(10)	120,418	(377)
Non-agency mortgage-backed securities (1)	21,210	(1,487)	48,840	(3,305)	70,050	(4,792)
Municipal bonds and notes	15,448	(177)	—	—	15,448	(177)
Marketable equity securities	651	(263)	—	—	651	(263)

Total temporarily impaired securities	$1,623,040	$(13,586)	$49,402	$(3,315)	$1,672,442	$(16,901)

(1)	As of March 31, 2010, we identified a total of 96 investments that were in unrealized loss positions, of which 18 investments totaling $49.4 million with unrealized losses of $3.3 million have been in an impaired position for a period of time greater than 12 months. The time periods in which these securities were originally purchased were as follows: agency-issued collateralized mortgage obligations were originally purchased in November 2002, and non-agency mortgage-backed securities between June 2003 and July 2005. All investments with unrealized losses for a period of time greater than 12 months were issued by a government-sponsored enterprise or had an investment grade credit rating issued by either Moody’s or S&P, or in some cases, both. Unrealized losses are due primarily to increases in market spreads relative to spreads at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of March 31, 2010, it is more likely than not that we will not be required to sell any securities prior to recovery of our adjusted cost basis. Based on our analysis we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of March 31, 2010 are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2009:

	December 31, 2009
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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of March 31, 2010. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. Expected remaining maturities of U.S. treasury securities, U.S. agency debentures and mortgage-backed securities may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	March 31, 2010
	Total		One Year or Less		After One Year to Five Years		After Five Years to to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,133	2.39%	$—	—%	$26,133	2.39%	$—	—%	$—	—%
U.S. agency debentures	1,197,880	2.20	30,553	3.08	1,137,524	2.14	29,803	3.48	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,556,859	3.93	111	6.16	1,500	6.45	104,478	4.33	1,450,770	3.90
Agency-issued collateralized mortgage obligations	1,339,251	3.73	—	—	12,101	5.06	60,217	4.36	1,266,933	3.69
Non-agency mortgage-backed securities	77,824	4.87	—	—	—	—	17,916	4.75	59,908	4.91
Commercial mortgage-backed securities	48,654	4.67	—	—	—	—	—	—	48,654	4.67
Municipal bonds and notes	99,733	6.02	1,135	6.20	3,970	5.25	31,282	5.77	63,346	6.17

Total	$4,346,334	3.46	$31,799	3.20	$1,181,228	2.19	$243,696	4.45	$2,889,611	3.89

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Gross gains on investment securities:
Available-for-sale securities, at fair value	$31	$7
Marketable securities (investment company fair value accounting)	51	488
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	19,792	615
Other private equity investments	484	52
Other investments	27	364
Non-marketable securities (equity method accounting):
Other investments	1,543	564
Non-marketable securities (cost method accounting):
Private equity fund investments	315	66
Other private equity investments	—	22

Total gross gains on investment securities	22,243	2,178

Gross losses on investment securities:
Available-for-sale securities, at fair value	(4)	—
Marketable securities (investment company fair value accounting)	—	(196)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(4,336)	(30,810)
Other private equity investments	(1,561)	(5,149)
Non-marketable securities (equity method accounting):
Other investments	(1)	(120)
Non-marketable securities (cost method accounting):
Private equity fund investments	(337)	(948)

Total gross losses on investment securities	(6,239)	(37,223)

Gains (losses) on investment securities, net	$16,004	$(35,045)

Gains (losses) attributable to noncontrolling interests, including carried interest	$12,778	$(30,438)

6. Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $33.6 million and $34.9 million at March 31, 2010 and December 31, 2009, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Commercial loans	$3,307,898	$3,603,639
Premium wine (1)	434,620	441,901
Community development loans (2)	49,891	59,926
Consumer and other (3)	412,836	442,628

Total loans, net of unearned income	$4,205,245	$4,548,094

(1)	Premium wine consists of loans for vineyard development, as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At March 31, 2010 and December 31, 2009, $298.7 million and $298.9 million, respectively, of such loans were secured by real estate.
(2)	Community development loans consist of low income housing loans made as part of our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(3)	Consumer and other loans consist primarily of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at March 31, 2010, and December 31, 2009 were comprised of the following:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Home equity lines of credit (i)	$90,021	$90,459
Loans to eligible employees (ii)	78,852	86,147
Loans for personal residence (iii)	66,219	64,678

Consumer loans secured by real estate	$235,092	$241,284

(i)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(ii)	Represents loans made to eligible employees through our EHOP.
(iii)	Represents loans used to purchase, renovate or refinance personal residences.

The activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Allowance for loan losses, beginning balance	$72,450	$107,396
Provision for loan losses	10,745	43,466
Gross loan charge-offs	(21,180)	(42,013)
Loan recoveries	6,256	1,161

Allowance for loan losses, ending balance	$68,271	$110,010

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. The recorded investment in impaired loans totaled $50.6 million and $50.2 million at March 31, 2010 and December 31, 2009, respectively. The recorded investment in impaired loans for which there was a related allowance for loan losses was $47.6 million and $47.0 million at March 31, 2010 and December 31, 2009, respectively, with related allowance for loan losses of $9.5 million and $8.9 million, respectively. The recorded investment in impaired loans for which there was no related allowance for loan losses was $3.0 million and $3.2 million at March 31, 2010 and December 31, 2009, respectively. Average impaired loans for the three months ended March 31, 2010 and March 31, 2009 totaled $50.4 million and $95.0 million, respectively. Cash payments received related to these loans totaled $0.4 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. These payments were applied against the outstanding principal balance of the loans. We did not recognize any interest income related to impaired loans in either of the three months ended March 31, 2010 or 2009 during the time period that the loans were impaired. Our accruing loans past due 90 days or more were $0.2 million and $2.5 million at March 31, 2010 and December 31, 2009, respectively.

Included in the $50.6 million of impaired loans at March 31, 2010 are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection. As of March 31, 2010, we had TDR’s of $28.9 million, which were comprised of $20.3 million in our consumer and other category, $7.5 million in our commercial loans category and $1.1 million in our community development loans category. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments. There were no commitments available for funding to the clients associated with these TDR’s as of March 31, 2010.

7. Goodwill

During the first quarter of 2009, we conducted an assessment of goodwill of eProsper, a data management services company in which we own a 65% interest, based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a noncash non tax-deductible charge to continuing operations during the first quarter of 2009. There was no remaining goodwill on our balance sheet as of March 31, 2010 or December 31, 2009.

8. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at March 31, 2010 and December 31, 2009:

(Dollars in thousands)	Maturity	March 31, 2010	December 31, 2009
Short-term borrowings:
Other short-term borrowings	(1)	$39,895	$38,755

Total short-term borrowings		$39,895	$38,755

Long-term debt:
5.70% senior notes	June 1, 2012	270,031	269,793
6.05% subordinated notes	June 1, 2017	279,462	276,541
3.875% convertible senior notes	April 15, 2011	247,559	246,991
7.0% junior subordinated debentures	October 15, 2033	55,680	55,986
4.99% long-term notes payable	(2)	6,981	7,339

Total long-term debt		$859,713	$856,650

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes.
(2)	Represents long-term notes payable related to one of our debt fund investments beginning April 30, 2009 with the last payment due in April 2012.

Interest expense related to short-term borrowings and long-term debt was $5.5 million and $8.2 million for the three months ended March 31, 2010, and 2009, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements. The weighted average interest rates associated with our short-term borrowings as of March 31, 2010 and December 31, 2009 were 0.09 percent and 0.05 percent, respectively.

2008 Convertible Notes

In April 2008, we issued our 2008 Convertible Notes, due April 15, 2011, in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The issuance costs related to the 2008 Convertible Notes were $6.8 million, and the net proceeds from the offering were $243.2 million. The 2008 Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, into shares of our common stock or cash or any combination thereof for any excess conversion value, at our option. Holders may convert their 2008 Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon conversion of a note, we will pay the outstanding principal amount in cash as required by the terms of the notes, and to the extent that the conversion value exceeds the principal amount, we have the option to pay cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount.

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

For the three months ended March 31, 2010 and 2009, the effective interest rate for our 2008 Convertible Notes was 5.78 percent and 5.81 percent, respectively, and interest expense for both the three months ended March 31, 2010 and 2009 was $3.5 million. At March 31, 2010, the unamortized debt discount totaled $2.4 million, and will be amortized over the remaining contractual term of the debt.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2010, we had not borrowed against our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (primarily comprised of agency-issued mortgage securities) at March 31, 2010 totaled $180.6 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2010 totaled $85.5 million, all of which was unused and available to support additional borrowings.

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

For more information on our 5.70% senior notes and our 6.05% subordinated notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2009 Form 10-K.

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

Equity Market Price Risk

We have convertible debt instruments that contain conversion options that enable the holders to convert the instruments, subject to certain conditions. Specifically, we currently have outstanding our 2008 Convertible Notes. Upon conversion of a note, we will pay the outstanding principal amount in cash as required by the terms of the notes, and to the extent that the conversion value exceeds the principal amount, we have the option to pay cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount. The conversion option represents an equity risk exposure for the excess conversion value and is an equity derivative classified in stockholders’ equity. We manage equity market price risk of our convertible debt instruments by entering into convertible note hedge and warrant agreements to increase the economic conversion price of our convertible debt instruments and to decrease potential dilution to stockholders resulting from the conversion option.

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43. Similar to the conversion option of the excess value of the note, the hedge and warrant agreements are equity derivatives classified in stockholders’ equity. For the three months ended March 31, 2010 and 2009, there were no note conversions or exercises under the warrant agreement as the notes were not convertible.

For more information on the 2008 Convertible Notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2009 Form 10-K.

Other Derivative Instruments

Equity Warrant Assets

Our equity warrant assets are concentrated in private, venture-backed companies in the technology and life science industries. These warrant agreements contain net share settlement provisions, which permit us to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. We make valuation adjustments for estimated remaining life and marketability for warrants issued by private companies. Equity warrant assets are recorded at fair value in “Other Assets”, while changes in their fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2010 and December 31, 2009, respectively, were as follows:

		March 31, 2010				December 31, 2009
(Dollars in thousands)	Balance sheet location	Notional or contractual amount	Fair value	Collateral (1)	Net exposure (2)	Notional or contractual amount	Fair value	Collateral (1)	Net exposure (2)
Derivatives designated as hedging instruments:
Interest Rate Risks:
Interest rate swaps	Other assets	$500,000	$50,032	$39,895	$10,137	$500,000	$46,895	$38,755	$8,140

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Foreign exchange forwards	Other assets	39,141	1,855	—	1,855	48,276	1,472	—	1,472
Foreign exchange forwards	Other liabilities	5,589	(65)	—	(65)	9,828	(85)	—	(85)

Net exposure			1,790	—	1,790		1,387	—	1,387

Other Derivative Instruments:
Equity warrant assets	Other assets	115,903	40,845	—	40,845	120,192	41,292	—	41,292

Other derivatives:
Foreign exchange forwards	Other assets	273,195	10,045	—	10,045	316,759	16,772	—	16,772
Foreign exchange forwards	Other liabilities	276,858	(9,419)	—	(9,419)	326,116	(15,593)	—	(15,593)
Foreign currency options	Other assets	107,209	836	—	836	1,819	192	—	192
Foreign currency options	Other liabilities	107,209	(836)	—	(836)	1,819	(192)	—	(192)
Net exposure			626	—	626		1,179	—	1,179

Net			$93,293	$39,895	$53,398		$90,753	$38,755	$51,998

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2010 remain at “A” or higher and there were no material changes in their credit ratings during the three months ended March 31, 2010.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2010 and 2009, respectively, is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2010	2009
Derivatives designated as hedging instruments:
Interest Rate Risks:
Net cash benefit associated with interest rate swaps	Interest expense - borrowings	$6,501	$4,204
Changes in fair value of interest rate swap	Net gains on derivative instruments	—	(170)

Net gains associated with interest rate risk derivatives		$6,501	$4,034

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Losses on foreign currency loan revaluations, net	Other noninterest income	$(2,030)	$(2,677)
Gains on foreign exchange forward contracts, net	Net gains on derivative instruments	2,046	1,943

Net gains (losses) associated with currency risk		$16	$(734)

Other Derivative Instruments:
Losses on equity warrant assets	Net gains on derivative instruments	$(356)	$(455)

Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$292	$496

10. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Fund management fees	$2,698	$2,717
Service-based fee income (1)	1,996	1,829
Currency revaluation gains (losses)	1,018	(960)
Losses on foreign currency loans revaluation, net	(2,030)	(2,677)
Other	2,381	1,873

Total other noninterest income	$6,063	$2,782

(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

A summary of other noninterest expense for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Telephone	$1,140	$1,380
Tax credit fund amortization	1,052	1,129
Data processing services	977	1,012
Postage and supplies	471	1,258
Other	2,760	2,620

Total other noninterest expense	$6,400	$7,399

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

With respect to our operating segments, only Global Commercial Bank, Relationship Management and SVB Capital were determined to be separate reportable segments as of March 31, 2010.

Changes to Segment Reporting Effective January 1, 2010

Effective January 1, 2010, we changed the way we monitor performance and results for certain of our business lines. We made certain changes to the items reported under our Global Commercial Bank, Relationship Management and Other Business Services segments. These changes do not change the four operating segments we currently report. As a result of these changes, our Global Commercial Bank segment’s income before income tax expense for 2009 was reduced by $41.0 million. Changes to other operating segments were not significant. We have reclassified all prior period segment information to conform to the current presentation of our reportable segments. The following is a description of the services that our four operating segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Effective January 1, 2010, Global Commercial Bank also includes the results of certain other business units that were previously reported as part of Relationship Management and Reconciling Items.

•	Relationship Management provides banking products and a range of credit services to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit.

•

SVB Capital manages venture capital and private equity funds on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds of funds and co-investment funds.

•

Other Business Services includes the results of our Sponsored Debt Funds & Strategic Investments segment, which is comprised of our sponsored debt funds; Gold Hill Funds, which provide secured debt to private companies of all stages, and Partners for Growth Funds, which provide secured debt primarily to mid-stage and late-stage clients, and certain strategic investments held by SVB Financial. Other Business Services also includes the results of SVB Analytics, which provides equity valuation and equity management services to private companies and venture capital firms. Effective January 1, 2010, SVB Analytics also includes the results of certain other business units that were previously reported as part of Reconciling Items.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results. The Reconciling Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income (loss) in the Reconciling Items column is primarily interest income recognized from our fixed income investment portfolio, partially offset by interest income transferred to the segments as part of FTP. Noninterest income in the Reconciling Items column is primarily attributable to noncontrolling interests and gains (losses) on equity warrant assets. Noninterest expense in the Reconciling Items column primarily consists of expenses associated with corporate support functions such as information technology, finance, human resources, loan and deposit operations, and legal, as well as certain corporate wide adjustments related to compensation expenses. Additionally, average assets in the Reconciling Items column primarily consist of cash and cash equivalents and our fixed income investment portfolio balances.

Our segment information for the three months ended March 31, 2010 and 2009 is as follows:

(Dollars in thousands)	Global Commercial Banking	Relationship Management	SVB Capital (1)	Other Business Services (1)	Reconciling Items	Total
Three months ended March 31, 2010
Net interest income (loss)	$82,396	$8,227	$(1)	$(75)	$10,293	$100,840
Provision for loan losses	(10,751)	(18)	—	—	24	(10,745)
Noninterest income	27,641	313	4,580	3,427	13,312	49,273
Noninterest expense (2)	(55,377)	(4,453)	(3,404)	(3,359)	(31,983)	(98,576)

Income (loss) before income tax expense (3)	$43,909	$4,069	$1,175	$(7)	$(8,354)	$40,792

Total average loans, net of unearned income	$3,168,171	$927,832	$—	$—	$19,555	$4,115,558
Total average assets	3,444,510	929,462	105,908	92,786	8,992,771	13,565,437
Total average deposits	10,781,929	188,033	—	—	(2,738)	10,967,224

Three months ended March 31, 2009
Net interest income (loss)	$94,256	$8,887	$(2)	$(26)	$(11,604)	$91,511
Provision for loan losses	(42,815)	(649)	—	—	(2)	(43,466)
Noninterest income (loss)	26,454	303	(2,358)	1,597	(31,577)	(5,581)
Noninterest expense, excluding impairment of goodwill (2)	(41,973)	(3,502)	(3,346)	(3,112)	(31,115)	(83,048)
Impairment of goodwill	—	—	—	(4,092)	—	(4,092)

Income (loss) before income tax expense (3)	$35,922	$5,039	$(5,706)	$(5,633)	$(74,298)	$(44,676)

Total average loans, net of unearned income	$4,115,564	$989,842	$—	$—	$10,846	$5,116,252
Total average assets	4,219,487	991,605	85,626	74,232	5,085,457	10,456,407
Total average deposits	7,750,433	172,661	—	—	4,612	7,927,706

(1)	SVB Capital’s and Other Business Services’ components of net interest loss, noninterest income (loss), noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $1.1 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

12. Off-Balance Sheet Arrangements, Guarantees and Other Commitments

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital/private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at March 31, 2010 and December 31, 2009, respectively:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Commitments available for funding: (1)
Fixed interest rate commitments	$436,747	$539,986
Variable interest rate commitments	4,814,589	4,798,740

Total commitments available for funding	$5,251,336	$5,338,726

Commitments unavailable for funding (2)	$1,081,252	$1,103,489
Maximum lending limits for accounts receivable factoring arrangements (3)	$591,213	$535,257
Reserve for unfunded credit commitments	11,824	13,331

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.

(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at March 31, 2010. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there was a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$543,726	$19,919	$563,645	$563,645
Performance standby letters of credit	27,921	8,810	36,731	36,731
Commercial letters of credit	6,620	—	6,620	6,620

Total	$578,267	$28,729	$606,996	$606,996

At March 31, 2010 and December 31, 2009, deferred fees related to financial and performance standby letters of credit were $4.2 million and $3.9 million, respectively. At March 31, 2010, collateral in the form of cash of $205.1 million and investment securities of $19.2 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital/Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at March 31, 2010:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	456	5.1
SVB India Capital Partners I, LP	7,750	2,945	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund, LP	850	850	6.8
SVB Strategic Investors Fund, LP	15,300	1,530	12.6
SVB Strategic Investors Fund II, LP	15,000	3,750	8.6
SVB Strategic Investors Fund III, LP	15,000	7,050	5.9
SVB Strategic Investors Fund IV, LP	12,239	10,526	5.0
SVB Capital Preferred Return Fund, LP	10,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	10,190	33.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	—	9.3
Other Fund Investments (3)	149,235	45,472	N/A
New Fund Commitments (4)	212,208	153,230	N/A

Total	$530,140	$250,969

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(3)	Represents commitments to 336 venture capital/private equity funds where our ownership interest is generally less than 5% of the voting interests of each such fund.
(4)	Represents the investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form in the future.

The following table details the remaining unfunded commitments to venture capital/private equity funds by our consolidated managed funds of funds at March 31, 2010, which includes SVBFG’s unfunded commitments detailed above:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$3,663
SVB Strategic Investors Fund II, LP	23,054
SVB Strategic Investors Fund III, LP	119,372
SVB Strategic Investors Fund IV, LP	154,013
SVB Capital Preferred Return Fund, LP	40,865
SVB Capital—NT Growth Partners, LP	52,603

Total	$393,570

13. Income Taxes

At March 31, 2010, our unrecognized tax benefit was $0.4 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at March 31, 2010 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months, however, we do not expect the change to have a material impact on our financial position or our results of operations.

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

14. Fair Value of Financial Instruments

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our marketable investment securities, derivative instruments and certain non-marketable investment securities are financial instruments recorded at fair value on a recurring basis.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the marketable investment securities are provided by independent external pricing service providers. We review the methodologies used to determine the fair value, including understanding the nature and observability of the inputs used to determine the price. Additional corroboration, such as obtaining a non-binding price from a broker, may be required depending on the frequency of trades of the security and the level of liquidity or depth of the market. The valuation methodology that is generally used for the Level 2 assets is the income approach. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:

-	U.S. treasury securities: U.S. treasury securities are considered by most investors to be the most liquid fixed income investments available. These securities are priced relative to market prices on similar U.S. treasury securities.

-	U.S. agency debentures: Valuations of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. treasury securities.

-	Agency-issued mortgage-backed securities: Agency-issued mortgage-backed securities are pools of individual conventional mortgage loans underwritten to U.S. agency standards with similar coupon rates, tenor, and other attributes such as geographic location, loan size and origination vintage. Valuations of these securities are based on observable price adjustments relative to benchmark market interest rates taking into consideration estimated loan prepayment speeds.

-	Agency-issued collateralized mortgage obligations: Agency-issued collateralized mortgage obligations are structured into classes or tranches with defined cash flow characteristics and are collateralized by U.S. agency-issued mortgage pass-through securities. Valuations of these securities incorporate similar characteristics of mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. Valuations incorporate observable market spreads over an estimated average life after considering the inputs listed above.

-	Non-agency mortgage-backed securities: Non-agency mortgage-backed securities can be structured as pass-through securities or collateralized mortgage-backed securities and are supported by conventional mortgage loans that are underwritten to standards that are considered Prime or Alternative-A. These loans have similar characteristics to loans underwritten to U.S. agency standards but may deviate from those standards in terms of loan size, loan documentation and the ratio of the loan amount to the value of the mortgaged property. Valuations of these securities incorporate similar characteristics of U.S. agency mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. Principal and interest payments from non-agency securities are not guaranteed by the U.S. government or its agencies. Therefore, pricing adjustments may incorporate the potential for adverse credit performance of the underlying mortgage loans. All non-agency mortgage-backed securities are in the senior most position in the securitization capital structure. Valuations incorporate observable market spreads over an estimated average life after considering the inputs listed above.

-	Commercial mortgage-backed securities: Commercial mortgage-backed securities are collateralized obligations supported by pools of commercial mortgage loans. Commercial mortgage loans are underwritten to standards which consider debt service coverage ratios, loan to property values, real estate capitalization rates and occupancy rates. Valuations of commercial mortgage-backed securities consider estimated cash flows, subordination levels and deal over-collateralization levels. All commercial mortgage-backed securities held by the Company are the senior-most classes in each deal securitization. Valuations of these securities are based on spreads to benchmark market interest rates (usually U.S. treasury rates or rates observable in the swaps market), prepayment speeds, loan default rate assumptions and loan loss severity assumptions on underlying loans.

-	Municipal bonds and notes: Bonds issued by municipal governments generally have stated coupon rates, final maturity dates and are subject to being called ahead of the final maturity date at the option of the issuer. Valuations of these securities are priced based on spreads to other municipal benchmark bonds with similar characteristics; or, relative to market rates on U.S. treasury bonds of similar maturity.

-	Interest rate swap assets: Valuations of interest rate swaps are priced considering the coupon rate of the fixed leg of the contract and the variable coupon on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve.

-	Foreign exchange forward and option contract assets and liabilities: Valuations of these assets and liabilities are priced based on spot and forward foreign currency rates and option volatility assumptions.

-	Equity warrant assets (public portfolio): Valuations of equity warrant assets of public portfolio companies are priced based on the Black-Scholes option pricing model that use the publicly-traded equity prices (underlying stock value), stated strike prices, option expiration dates, the risk-free interest rate and market-observable option volatility assumptions.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Below is a summary of the valuation techniques used for each class of Level 3 assets:

-	Private equity fund investments: Valuations are based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information available from the investee general partner, adjusted for any contributions paid during the quarter, distributions received from the investment during the quarter, or significant fund transactions or market events.

-	Other private equity investments: Valuations are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company issue, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment.

-	Other investments: Valuations are based on pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

-

Equity warrant assets (private portfolio): Valuations of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the underlying asset value, by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates of actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company.

For the three months ended March 31, 2010 and 2009, there were no transfers between Level 1 and Level 2 and no material transfers in or out of Level 3.

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

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Assets
Marketable securities:
Available-for-sale securities:
U.S. treasury securities	$—	$26,133	$—	$26,133
U.S. agency debentures	—	1,197,880	—	1,197,880
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,556,859	—	1,556,859
Agency-issued collateralized mortgage obligations	—	1,339,251	—	1,339,251
Non-agency mortgage-backed securities	—	77,824	—	77,824
Commercial mortgage-backed securities	—	48,654	—	48,654
Municipal bonds and notes	—	99,733	—	99,733
Marketable equity securities	975	—	—	975

Total available-for-sale securities	975	4,346,334	—	4,347,309
Marketable securities (investment company fair value accounting)	84	—	—	84

Total marketable securities	1,059	4,346,334	—	4,347,393

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	301,445	301,445
Other private equity investments	—	—	96,517	96,517
Other investments	—	—	996	996

Total non-marketable securities (investment company fair value accounting)	—	—	398,958	398,958

Other assets:
Interest rate swaps	—	50,032	—	50,032
Foreign exchange forward and option contracts	—	12,736	—	12,736
Equity warrant assets		2,086	38,759	40,845

Total assets (1)	$1,059	$4,411,188	$437,717	$4,849,964

Liabilities
Foreign exchange forward and option contracts	$—	$10,320	$—	$10,320

Total liabilities	$—	$10,320	$—	$10,320

(1)	Included in Level 2 and Level 3 assets are $0.1 million and $345.0 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009, respectively:

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in thousands)	Beginning Balance	Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2010:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$271,316	$3,002	$12,453	$15,455	$14,674	$—	$—	$301,445
Other private equity investments	96,577	(1,966)	1,781	(185)	125	—	—	96,517
Other investments	1,143	—	27	27	(174)	—	—	996

Total non-marketable securities (investment company fair value accounting) (1)	369,036	1,036	14,261	15,297	14,625	—	—	398,958
Other assets:
Equity warrant assets (2)	40,119	849	(1,979)	(1,130)	(91)	—	(139)	38,759

Total assets	$409,155	$1,885	$12,282	$14,167	$14,534	$—	$(139)	$437,717

Three months ended March 31, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$242,645	$883	$(31,079)	$(30,196)	$5,917	$—	$—	$218,366
Other private equity investments	82,444	(523)	(5,009)	(5,532)	5,561	—	—	82,473
Other investments	1,547	—	367	367	(638)	—	—	1,276

Total non-marketable securities (investment company fair value accounting) (1)	326,636	360	(35,721)	(35,361)	10,840	—	—	302,115
Other assets:
Equity warrant assets (2)	41,699	210	(401)	(191)	1,603	—	(99)	43,012

Total assets	$368,335	$570	$(36,122)	$(35,552)	$12,443	$—	$(99)	$345,127

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net” a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings attributable to Level 3 assets still held at March 31, 2010:

Three months ended March 31, 2010
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$12,453
Other private equity investments	(219)
Other investments	27

Total non-marketable securities (investment company fair value accounting) (1)	12,261
Other assets:
Equity warrant assets (2)	(142)

Total unrealized gains	$12,119

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net” a component of noninterest income.

Financial Instruments not Carried at Fair Value

FASB issued guidance over financial instruments (ASC 825-10-65) requires that we disclose estimated fair values for our financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of ASC 825.

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

Investment Securities—Non-Marketable (Cost and Equity Method Accounting)

Non-marketable investment securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting). The fair value of other investments (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting) is based on financial information obtained as the investor or obtained from the fund investments’ or debt fund investments’ respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our private equity fund investments and debt fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st interim consolidated financial statements, adjusted for any contributions paid during the first quarter, distributions received from the investment during the first quarter, or significant fund transactions or market events, if any. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans and the forward yield curve.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits is equal to the amount payable on demand at the measurement date. The fair value of time deposits is estimated by discounting the balances using our cost of borrowings and the forward yield curve over their remaining contractual term.

Short-Term Borrowings

Short-term borrowings at March 31, 2010 and December 31, 2009 include cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes. The carrying amount is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt includes our 2008 Convertible Notes, junior subordinated debentures, senior and subordinated notes, and other long-term debt (see Note 8- “Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at March 31, 2010 and December 31, 2009. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of March 31, 2010 and December 31, 2009. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities-non-marketable (cost and equity method accounting)	$192,734	$198,206	$184,495	$186,065
Net loans	4,136,974	4,159,619	4,475,644	4,499,058
Financial liabilities:
Other short-term borrowings	39,895	39,895	38,755	38,755
Deposits	11,513,294	11,513,119	10,331,937	10,331,381
5.70% senior notes (1) (2)	270,031	281,440	269,793	273,843
6.05% subordinated notes (1) (2)	279,462	278,004	276,541	259,598
3.875% convertible senior notes	247,559	266,563	246,991	264,595
7.0% junior subordinated debentures (2)	55,680	47,835	55,986	42,082
Other long-term debt	6,981	6,981	7,339	7,339
Off-balance sheet financial assets:
Commitments to extend credit	—	15,174	—	15,398

(1)	At March 31, 2010, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $20.2 million and $29.9 million, respectively related to the fair value of the interest rate swaps associated with the notes.
(2)	At December 31, 2009, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $19.9 million and $27.0 million, respectively related to the fair value of the interest rate swaps associated with the notes.

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

Our investments in debt funds and private equity fund investments generally can never be redeemed with the funds. Alternatively, we expect distributions to be received through initial public offerings (“IPOs”) and merger and acquisition (“M&A”) activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st interim consolidated financial statements, adjusted for any contributions paid during the first quarter, distributions received from the investment during the first quarter, or significant fund transactions or market events.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2010:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)	$301,445	$393,570
Non-marketable securities (equity method accounting):
Other investments (2)	59,161	24,533
Non-marketable securities (cost method accounting):
Private equity fund investments (3)	90,927	179,120

Total	$451,533	$597,223

(1)	Private equity fund investments within non-marketable securities (investment company fair value accounting) include investments made by our managed funds of funds including SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, SVB Strategic Investors Fund III, LP, SVB Strategic Investors Fund IV, LP, SVB Capital—NT Growth Partners, LP, and SVB Capital Preferred Return Fund, LP. These investments represent investments in private equity and venture capital funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under investment company fair value accounting are $257.5 million and $364.4 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 12 years, depending on the age of the funds.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and private equity and venture capital fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.
(3)	Private equity fund investments within non-marketable securities (cost method accounting) include investments in private equity and venture capital fund investments that invest primarily in U.S. and global technology and life sciences companies. Included in the $179.1 million is $153.2 million of unfunded commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form in the future, which have not been funded or called. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.

15. Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operation.

16. Subsequent Events

We have evaluated all subsequent events and determined there are no events other than those discussed above that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	Market and economic conditions and the associated impact on us

•	The sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent of which capital may be used or required

•	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

•	Our repurchase of our common stock

•	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess liquidity

•	The realization, timing, valuation and performance of equity or other investments

•	The likelihood that the market value of our impaired investments will recover

•	Our intention to sell our investment securities prior to recovery of our cost basis, or the likelihood of such

•	Expected cash requirements of unfunded commitments to certain investments

•

Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans and troubled debt restructurings

•	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

•	The level of loan balances

•	The level of deposit balances

•	The level of client investment fees and associated margins

•	The profitability of our products and services

•	Our strategic initiatives, including the expansion of operations in China, India, Israel, the United Kingdom and elsewhere

•	The expansion and growth of our noninterest income sources

•	The financial impact of continued growth of our funds management business

•

Our plans to form new managed investment funds and our intention to transfer certain existing investment commitments to new funds; the subsequent reduction in our total unfunded investment commitments upon such transfer and the associated accounting treatment

•	Distributions of private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	Payment upon conversion of convertible debt instruments

•	The repurchase or disposition of our warrant issued under the U.S. Treasury’s Capital Purchase Program

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The issuance of shares upon exercise of stock options

•	The effect of application of certain accounting pronouncements

•	The effect of lawsuits and claims

•	Meeting internal performance targets for 2010 with respect to incentive compensation accruals

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).

Reclassifications

Certain reclassifications have been made to prior period results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Management’s Overview of First Quarter 2010 Performance

During the first quarter of 2010, we saw signs of stabilization and improvement in our client base. We recorded net income available to common stockholders for the three months ended March 31, 2010 of $18.6 million, or $0.44 per diluted common share. Although we saw a decrease in average loan balances, we saw improvements in our overall credit quality. Also, portfolio company valuations stabilized somewhat, net interest income remained strong, and interest expense was lower. Additionally, we continued to see strong deposit growth during the first quarter of 2010, primarily due to our clients’ desire to maintain short-term liquidity and a lack of attractive investment opportunities off the balance sheet. Although the deposit growth significantly raised our cash levels, we continued to increase our fixed income investment securities portfolio. While liquidity remains a priority, we expect to continue to invest a portion of our excess cash from deposits into fixed income investment securities throughout 2010.

Highlights of our first quarter 2010 financial results (compared to the first quarter of 2009, where applicable) included the following:

•	Growth of $3.0 billion in average deposit balances to $11.0 billion.

•

Growth of $2.5 billion in average interest-earning investment securities to $4.0 billion, which have increased as a result of our continued deposit growth. Period-end interest-earning investment securities were $4.3 billion.

•

Provision for loan losses of $10.7 million, a decrease of $32.8 million compared to the first quarter of 2009. Please refer to “Results of Operations – Provision for Loan Losses” below for further details on our provision for loan losses.

•

Although we did not see growth in average loan balances, and utilization of credit commitments remained low during the first quarter of 2010, we continued to make new loans, as we have throughout the downturn. During the first quarter of 2010, we added 318 new loan clients, resulting in $233.1 million in new funded loans. Average loan balances for the first quarter of 2010 decreased by $1.0 billion, or 19.6 percent. Period-end loans were $4.2 billion.

•

An increase in net interest income (fully taxable equivalent basis) of $9.3 million, primarily due to an increase in our average interest-earning investment portfolio, as well as lower interest expense on deposits and long-term debt due to the low interest rate environment. This increase was partially offset by a decrease in interest income from loans due to a decrease in average loan balances.

•

A decrease of 67 basis points in our net interest margin to 3.30 percent, primarily due to significant growth of our deposits, the majority of which were invested in overnight cash with the Federal Reserve, which earned 25 basis points throughout the first quarter of 2010. In addition, our net interest margin also decreased due to loan paydowns. These declines in our net interest margin were partially offset by a decrease in interest expense from deposits and borrowings due to declining market rates.

•

An increase of $54.9 million in noninterest income (loss) to $49.3 million, primarily due to net gains on investment securities of $16.0 million for the three months ended March 31, 2010, compared to net losses of $35.0 million for the comparable 2009 period.

•

An increase of $11.4 million in noninterest expense to $98.6 million, primarily due to an increase of $8.2 million in incentive compensation and Employee Stock Ownership Plan (“ESOP”) expenses. Incentive compensation and ESOP expenses for the first quarter 2010 reflect our current expectation that we will meet our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not meet our internal performance targets.

The key highlights of our performance for the three months ended March 31, 2010 and 2009, respectively, were as follows:

	Three months ended March 31
(Dollars in thousands, except per share data and ratios)	2010	2009	% Change
Income Statement:
Diluted earnings (loss) per share	$0.44	$(0.36)	NM	%
Net income (loss) attributable to SVBFG	18,557	(8,235)	NM
Net income (loss) available to common stockholders	18,557	(11,771)	NM
Net interest income	100,840	91,511	10.2
Net interest margin	3.30%	3.97%	(67	) bps
Provision for loan losses	10,745	43,466	(75.3)%
Noninterest income (loss) (1)	49,273	(5,581)	NM
Noninterest expense (2)	98,576	87,140	13.1
Balance Sheet:
Average loans, net of unearned income	$4,115,558	$5,116,252	(19.6)%
Average noninterest-bearing demand deposits	6,710,928	4,636,553	44.7
Average interest-bearing deposits	4,256,296	3,291,153	29.3
Average total deposits	10,967,224	7,927,706	38.3
Ratios:
Return on average common SVBFG stockholders’ equity (annualized) (3)	6.47%	(6.07)%	NM	%
Return on average assets (annualized) (4)	0.55	(0.32)	NM
Book value per common share (5)	28.26	23.28	21.4
Operating efficiency ratio (6)	65.44	100.74	(35.0)
Allowance for loan losses as a percentage of total period-end gross loans	1.61	2.18	(57	) bps
Gross loan charge-offs as a percentage of average total gross loans (annualized)	2.07	3.30	(123	) bps
Net loan charge-offs as a percentage of average total gross loans (annualized)	1.46	3.21	(175	) bps
Other Statistics:
Average SVB prime lending rate	4.00%	4.00%	—	bps
Period end full-time equivalent employees	1,271	1,262	0.7
Non-GAAP measures:
Non-GAAP net income (loss) available to common stockholders (7)	$18,557	$(7,679)	NM	%
Non-GAAP diluted earnings (loss) per common share (7)	0.44	(0.23)	NM
Non-GAAP operating efficiency ratio (8)	69.72%	68.02%	2.5
Non-GAAP noninterest income, net of noncontrolling interest (9)	$35,382	$25,011	41.5
Non-GAAP noninterest expense, net of noncontrolling interest (8)	95,345	79,661	19.7
Tangible common equity to tangible assets (10)	8.30%	6.99%	18.7
Tangible common equity to risk-weighted assets (10)	16.01	10.17	57.4

(1)	Noninterest income included net gains of $13.9 million attributable to noncontrolling interests for the three months ended March 31, 2010, compared to net losses of $30.6 million for the comparable 2009 period. See “Results of Operations – Noninterest Income” for a description of noninterest income (loss) attributable to noncontrolling interests.
(2)	Noninterest expense included $3.2 million attributable to noncontrolling interests for the three months ended March 31, 2010, compared to $3.4 million for the comparable 2009 period. See “Results of Operations – Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(3)	Ratio represents consolidated net income (loss) available to common stockholders divided by quarterly average SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity).
(4)	Ratio represents consolidated net income (loss) attributable to SVBFG divided by quarterly average assets.
(5)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity (excluding preferred equity) by total outstanding common shares.
(6)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable-equivalent income.
(7)	See below for a reconciliation of non-GAAP net income and non-GAAP diluted earnings per common share.
(8)	See “Results of Operations – Noninterest Expense” for a description and reconciliation of the non-GAAP operating efficiency ratio and non-GAAP noninterest expense.
(9)	See “Results of Operations – Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.

(10)	See “Capital Resources – Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Non-GAAP Net Income (Loss) and Non-GAAP Diluted Earnings (Loss) Per Common Share

We use and report non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per common share, which excludes non-cash charges relating to impairment of goodwill. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per common share for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands, except share amounts)	2010	2009
Net income (loss) available to common stockholders	$18,557	$(11,771)
Impairment of goodwill (1)	—	4,092

Non-GAAP net income (loss) available to common stockholders	$18,557	$(7,679)

GAAP earnings (loss) per common share — diluted	$0.44	$(0.36)
Impact of impairment of goodwill (1)	—	0.13

Non-GAAP earnings (loss) per common share — diluted	$0.44	$(0.23)

Weighted average diluted common shares outstanding	42,291,467	32,931,714

(1)	Non-tax deductible goodwill impairment charge for eProsper recognized in the first quarter of 2009.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates and assumptions on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2009 Form 10-K.

Fair Value Measurements

At March 31, 2010, approximately 34.3 percent of our total assets, or $4.8 billion, consisted of financial assets recorded at fair value on a recurring basis, compared to 34.4 percent of our total assets, or $4.4 billion as of December 31, 2009. Of these assets as of March 31, 2010, 91.0 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 9.0 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. This compares to 90.7 percent and 9.3 percent, respectively, as of December 31, 2009. Almost all of our financial assets valued using Level 3 measurements at March 31, 2010 and December 31, 2009 represented non-marketable securities. At March 31, 2010, 0.1 percent of total liabilities, or $10.3 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs, compared to 0.1 percent, or $15.9 million as of December 31, 2009. There were no transfers between Level 1 and Level 2 and no material transfers in or out of Level 3 during the three months ended March 31, 2010 and 2009. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

As of March 31, 2010, our available-for-sale investment portfolio, consisting primarily of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations and U.S. agency debentures, represented $4.3 billion, or 89.6 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $3.9 billion, or 89.2 percent, as of December 31, 2009. These instruments were primarily classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available-for-sale fixed-income investment securities portfolio consisted primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the fixed-income investment portfolio are reviewed and monitored on a quarterly basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (primarily comprised of agency-issued mortgage-backed securities) at March 31, 2010 totaled $180.6 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at March 31, 2010 totaled $85.5 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At March 31, 2010, we had not utilized our repurchase lines to secure borrowed funds.

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

During the three months ended March 31, 2010 and 2009, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value increases totaling $12.3 million and net unrealized fair value decreases totaling $36.1 million, respectively, primarily due to valuation increases and decreases, respectively, in underlying fund investments in our managed funds of funds. Realized gains related to the Level 3 assets for the three months ended March 31, 2010 and 2009 of $1.9 million and $0.6 million, respectively, related primarily to gains from distributions from underlying fund investments in our managed funds of funds.

The valuation of nonmarketable securities and equity warrant assets in shares of private company capital stock is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for initial public offerings, levels of merger and acquisition activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict. (See “Risk Factors” under Item 1A of Part II below.)

Results of Operations

Net Interest Income and Margin (Fully Taxable Equivalent Basis)

Net interest income is defined as the difference between interest earned on loans, investment securities and short-term investment securities, and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0 percent.

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

	2010 Compared to 2009
	Three months ended March 31, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$1,060	$(596)	$464
Investment securities (taxable)	21,859	(4,443)	17,416
Investment securities (non-taxable)	(112)	(29)	(141)
Loans, net of unearned income	(17,853)	3,544	(14,309)

Increase (decrease) in interest income, net	4,954	(1,524)	3,430

Interest expense:
NOW deposits	10	5	15
Regular money market deposits	(44)	(157)	(201)
Bonus money market deposits	361	(1,169)	(808)
Money market deposits in foreign offices	(6)	(115)	(121)
Time deposits	(95)	(142)	(237)
Sweep deposits	1,352	(3,182)	(1,830)

Total increase (decrease) in deposits expense	1,578	(4,760)	(3,182)
Short-term borrowings	(1)	(5)	(6)
3.875% convertible senior notes	34	(13)	21
Junior subordinated debentures	1	(218)	(217)
Senior and subordinated notes	(95)	(1,976)	(2,071)
Other long-term debt	(636)	242	(394)

Total (decrease) in borrowings expense	(697)	(1,970)	(2,667)

Increase (decrease) in interest expense, net	881	(6,730)	(5,849)

Increase in net interest income	$4,073	$5,206	$9,279

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended March 31, 2010 and 2009

Net interest income increased by $9.3 million to $101.4 million for the three months ended March 31, 2010, compared to $92.1 million for the comparable 2009 period. Overall, we saw an increase in our net interest income, primarily due to our growing interest-earning investment portfolio, as well as from lower interest expense due to the low interest rate environment, which lowered our costs of deposits and London Interbank Offered Rates (“LIBOR”) rates underlying interest rate swap agreements for certain long-term debt. These increases were partially offset by a decrease in interest income from our loan portfolio primarily due to a decrease of $1.0 billion in average loan balances.

The main factors affecting interest income and interest expense for the three months ended March 31, 2010, compared to the comparable 2009 period are discussed below:

•	Interest income for the three months ended March 31, 2010 increased by $3.4 million primarily due to:

¡

A $17.3 million increase in interest income on interest-earning investment securities, primarily related to the growth in average balances of $2.5 billion due to purchases of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations and U.S. agency debentures, which were purchased as a result of our continued deposit growth. The increase in interest income from growth in average balances was partially offset by lower interest income earned on investments, which were purchased at lower yields due to the current low interest rate environment.

¡

This increase was partially offset by a $14.3 million decrease in interest income on loans driven principally by a $1.0 billion decrease in average loan balances for the three months ended March 31, 2010, compared to the comparable 2009 period, reflecting continued efforts by some clients to deleverage their businesses.

•	Interest expense for the three months ended March 31, 2010 decreased by $5.8 million primarily due to:

¡

A decrease in interest expense from interest-bearing deposits of $3.2 million, primarily related to a decrease in deposit interest rates due to declining market rates and our decision to lower rates throughout 2009 and in the first quarter of 2010. This decrease was partially offset by a $1.0 billion increase in average interest-bearing deposits.

¡	A decrease in interest expense of $2.7 million related to our long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes.

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 3.30 percent and 3.97 percent for the three months ended March 31, 2010 and 2009, respectively. The decrease in net interest margin was primarily due to significant growth of our deposits, the majority of which were invested in overnight cash with the Federal Reserve, which earned 25 basis points throughout the first quarter of 2010. In addition, our net interest margin also decreased due to loan paydowns. These declines in our net interest margin were partially offset by a decrease in yields from our funding sources due to declining market rates.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2010 and 2009 respectively.

Average Balances, Rates and Yields for the Three Months Ended March 31, 2010, and 2009

	Three months ended March 31,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$4,316,307	$2,840	0.27%	$2,825,988	$2,376	0.34%
Investment securities: (2)
Taxable	3,911,183	32,267	3.35	1,357,752	14,851	4.44
Non-taxable (3)	98,957	1,492	6.11	106,404	1,633	6.22
Total loans, net of unearned income (4)	4,115,558	73,942	7.29	5,116,252	88,251	7.00

Total interest-earning assets	12,442,005	110,541	3.60	9,406,396	107,111	4.62

Cash and due from banks	237,691			321,282
Allowance for loan losses	(78,050)			(111,527)
Goodwill	—			4,048
Other assets (5)	963,791			836,208

Total assets	$13,565,437			$10,456,407

Funding sources:
Interest-bearing liabilities:
NOW deposits	$61,809	$64	0.42%	$52,282	$49	0.38%
Regular money market deposits	149,397	104	0.28	179,099	305	0.69
Bonus money market deposits	1,234,319	930	0.31	986,034	1,738	0.71
Money market deposits in foreign offices	62,037	53	0.35	64,485	174	1.09
Time deposits	323,476	493	0.62	376,833	730	0.79
Sweep deposits	2,425,258	2,021	0.34	1,632,420	3,851	0.96

Total interest-bearing deposits	4,256,296	3,665	0.35	3,291,153	6,847	0.84
Short-term borrowings	44,668	15	0.14	47,044	21	0.18
3.875% convertible senior notes	247,195	3,526	5.78	244,789	3,505	5.81
Junior subordinated debentures	55,967	569	4.12	55,921	786	5.70
Senior and subordinated notes	551,932	1,336	0.98	568,206	3,407	2.43
Other long-term debt	7,335	68	3.76	101,269	462	1.85

Total interest-bearing liabilities	5,163,393	9,179	0.72	4,308,382	15,028	1.41
Portion of noninterest-bearing funding sources	7,278,612			5,098,014

Total funding sources	12,442,005	9,179	0.30	9,406,396	15,028	0.65

Noninterest-bearing funding sources:
Demand deposits	6,710,928			4,636,553
Other liabilities	176,283			184,844
SVBFG stockholders’ equity	1,162,929			1,008,102
Noncontrolling interests	351,904			318,526
Portion used to fund interest-earning assets	(7,278,612)			(5,098,014)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$13,565,437			$10,456,407

Net interest income and margin		$101,362	3.30%		$92,083	3.97%

Total deposits	$10,967,224			$7,927,706

Average SVBFG stockholders’ equity as a percentage of average assets			8.57%			9.64%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(522)			(572)

Net interest income, as reported		$100,840			$91,511

(1)	Includes average interest-bearing deposits in other financial institutions of $169.9 million and $180.0 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, balances also include $4.1 billion and $2.5 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $599.6 million and $467.0 million for the three months ended March 31, 2010 and 2009, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. The following table summarizes our allowance for loan losses for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Allowance for loan losses, beginning balance	$72,450	$107,396
Provision for loan losses	10,745	43,466
Gross loan charge-offs	(21,180)	(42,013)
Loan recoveries	6,256	1,161

Allowance for loan losses, ending balance	$68,271	$110,010

Provision as a percentage of total gross loans (annualized)	1.03%	3.49%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	2.07	3.30
Net loan charge-offs as a percentage of average total gross loans (annualized)	1.46	3.21
Allowance for loan losses as a percentage of period-end total gross loans	1.61	2.18
Period-end total gross loans	$4,238,848	$5,045,208
Average total gross loans	4,149,183	5,159,412

Our provision for loan losses decreased by $32.8 million to $10.7 million for the three months ended March 31, 2010, compared to $43.5 million for the comparable 2009 period. Our provision of $10.7 million for the three months ended March 31, 2010 is detailed as follows:

•

Gross loan charge-offs of $21.2 million primarily from our life science, hardware and software client portfolios. Gross loan charge-offs included $4.1 million of loans that were previously classified as nonperforming loans.

•	Loan recoveries of $6.3 million primarily from our hardware and software client portfolios.

Our allowance for loan losses decreased from $72.5 million at December 31, 2009 to $68.3 million at March 31, 2010. Our allowance for loan losses peaked at $110.5 million at June 30, 2009 and has decreased in each subsequent quarter. The decrease in allowance for loan losses reflects both a decrease in our loan balances, as well as a continuing improvement in credit quality trends in our loan portfolio since the second quarter of 2009 as indicated by several factors including the following:

•	A 54.4 percent decrease in nonperforming loans from a peak of $111.5 million at June 30, 2009 to $50.8 million at March 31, 2010.

•	A 29.5 percent decrease in classified loans from June 30, 2009 to March 31, 2010.

•

Resolution of certain large nonperforming loans in the fourth quarter of 2009 that had previously been specifically reserved for. Our levels of nonperforming loans remained stable at March 31, 2010, as compared to December 31, 2009.

Our overall percentage of allowance for loan losses decreased from a high of 2.26 percent at June 30, 2009, to 1.61 percent at March 31, 2010 due primarily to the resolution of certain large nonperforming loans and the fact that new additions to nonperforming loans have been smaller in size.

As such, we believe our current allowance for loan losses of $68.3 million (1.61 percent of total gross loans) is adequate and indicative of ongoing levels of future net charge-offs. The following table provides a summary of our credit quality information:

	Period end balances at
(Dollars in thousands, except ratios)	March 31, 2010	December 31, 2009
Allowance for loan losses as a percentage of total gross loans	1.61%	1.58%
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.40	1.40
Allowance for loan losses for impaired loans as a percentage of total gross nonperforming loans	18.68	16.83
Allowance for loan losses	$68,271	$72,450
Allowance for loan losses for total gross performing loans	58,775	63,582
Allowance for loan losses for impaired loans	9,496	8,868
Total gross performing loans	4,188,015	4,530,283
Total gross nonperforming loans	50,833	52,683

Noninterest Income

A summary of noninterest income for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Gains (losses) on investment securities, net	$16,004	$(35,045)	(145.7)%
Foreign exchange fees	8,861	7,466	18.7
Deposit service charges	7,225	6,823	5.9
Client investment fees	3,940	6,248	(36.9)
Credit card fees	2,687	1,439	86.7
Letters of credit and standby letters of credit income	2,511	2,892	(13.2)
Gains on derivative instruments, net	1,982	1,814	9.3
Other	6,063	2,782	117.9

Total noninterest income (loss)	$49,273	$(5,581)	NM

NM-	Not meaningful

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Sponsored Funds & Strategic Investments, the entire income or loss from funds where we own significantly less than 100%. We also recognize, as part of our equity valuation business through SVB Analytics, the results of eProsper, of which we own 65%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income and net gains (losses) on investment securities, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended March 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2010	2009	% Change
GAAP noninterest income (loss)	$49,273	$(5,581)	NM	%
Less: income (losses) attributable to noncontrolling interests, including carried interest	13,891	(30,592)	(145.4)

Non-GAAP noninterest income, net of noncontrolling interests	$35,382	$25,011	41.5

NM-	Not meaningful

Gains (Losses) on Investment Securities, Net

We experience variability in the performance of our private equity and venture capital investments from quarter to quarter due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. Throughout 2009, the valuations of our investments were affected by a more challenging venture capital environment and a significant slowdown of merger and acquisition (“M&A”) activities and IPOs among our portfolio companies. In the first quarter of 2010, we began to see improving venture capital investment levels and increased M&A and IPO activity among these portfolio companies.

The net gains of $16.0 million for the first quarter of 2010 were primarily due to unrealized gains of $12.5 million from our managed funds of funds as a result of higher valuations and realized gains of $3.0 million from distributions to our managed funds of funds. The following tables provide a summary of net gains (losses) on investment securities for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized gains	$889	$12,454	$813	$374	$14,530
Realized (losses) gains	(1,966)	3,002	447	(9)	1,474

Total (losses) gains on investment securities, net	$(1,077)	$15,456	$1,260	$365	$16,004

Less: (losses) income attributable to noncontrolling interests, including carried interest	(1,402)	14,120	60	—	12,778

Non-GAAP net gains on investment securities, net of noncontrolling interests	$325	$1,336	$1,200	$365	$3,226

	Three months ended March 31, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized (losses) gains	$(4,697)	$(31,079)	$984	$—	$(34,792)
Realized (losses) gains	(523)	883	240	(853)	(253)

Total (losses) gains on investment securities, net	$(5,220)	$(30,196)	$1,224	$(853)	$(35,045)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(4,777)	(26,105)	444	—	(30,438)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(443)	$(4,091)	$780	$(853)	$(4,607)

Foreign Exchange Fees

Foreign exchange fees were $8.9 million and $7.5 million for the three months ended March 31, 2010, and 2009, respectively. The increase was primarily due to higher commissioned notional volumes, which increased to $1.5 billion for the three months ended March 31, 2010, compared to $1.0 billion for the comparable 2009 period.

Client Investment Fees

Client investment fees were $3.9 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average client investment funds. The decrease in average client investment funds for the three months ended March 31, 2010, compared to the comparable 2009 period was primarily due to clients’ desire to maintain short term liquidity provided by on balance sheet deposit accounts rather than invest in other options available in the current low interest rate environment. The following table summarizes average client investment funds for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
(Dollars in millions)	2010	2009	% Change
Client directed investment assets (1)	$9,389	$11,643	(19.4)%
Client investment assets under management	5,680	5,834	(2.6)
Sweep money market funds	—	224	(100.0)

Total average client investment funds (2)	$15,069	$17,701	(14.9)

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third-party financial institutions.

Period-end total client investment funds were $15.1 billion at March 31, 2010, compared to $15.6 billion at December 31, 2009.

Credit Card Fees

Credit card fees were $2.7 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. The increase was primarily due to the transfer of management and processing of our credit card portfolio in-house from a third-party servicer in the first quarter of 2009.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$292	$496	(41.1)%
Gains on internal foreign exchange forward contracts, net (2)	2,046	1,943	5.3

Total gains on foreign exchange forward contracts, net	2,338	2,439	(4.1)
Change in fair value of interest rate swap (3)	—	(170)	(100.0)
Equity warrant assets: (4)
Gains on exercise, net	849	210	NM
Change in fair value:
Cancellations and expirations	(1,782)	(1,198)	48.7
Other changes in fair value	577	533	8.3

Total net losses on equity warrant assets (5)	(356)	(455)	(21.8)

Total gains on derivative instruments, net	$1,982	$1,814	9.3

NM- Not meaningful

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income (loss), a component of consolidated net income (loss).
(3)	Represents the change in the fair value hedge of the junior subordinated debentures. In December 2008, our counterparty called this swap for settlement in January 2009. As a result, the swap was terminated and no longer designated as a hedging instrument.
(4)	At March 31, 2010, we held warrants in 1,161 companies, compared to 1,303 companies at March 31, 2009.
(5)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net (Income) Loss Attributable to Noncontrolling Interests”.

Net gains on derivative instruments were $2.0 million for the three months ended March 31, 2010, compared to net gains of $1.8 million for the comparable 2009 period. The net gains of $2.0 million for the three months ended March 31, 2010 were primarily attributable to the following:

•

Net gains from foreign exchange forward contracts hedging our foreign currency denominated loans of $2.0 million, primarily due to the strengthening of the U.S. dollar against the Pound Sterling. These gains were offset by net losses of $2.0 million from revaluation of foreign currency denominated loans that are included in other noninterest income.

•

Net losses on equity warrant assets of $0.4 million, primarily driven by $1.8 million from warrant cancellations and expirations, partially offset by net gains of $0.8 million from the exercise of certain warrant positions and net gains of $0.6 million from valuation increases in our warrant portfolio.

Other Noninterest Income

A summary of other noninterest income for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Fund management fees	$2,698	$2,717	(0.7)%
Service-based fee income (1)	1,996	1,829	9.1
Currency revaluation gains (losses)	1,018	(960)	NM
Losses on foreign currency loans revaluation, net	(2,030)	(2,677)	(24.2)
Other	2,381	1,873	27.1

Total other noninterest income	$6,063	$2,782	117.9

NM-	Not meaningful
(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

Other noninterest income was $6.1 million for the three months ended March 31, 2010, compared to $2.8 million for the comparable 2009 period. The increase of $3.3 million was primarily due to currency revaluation gains of $1.0 million for the three months ended March 31, 2010, compared to losses of $1.0 million for the comparable 2009 period. The currency revaluation gains of $1.0 million for the three months ended March 31, 2010 were primarily due to the weakening of the U.S. dollar against the Indian Rupee. Additionally, net losses on revaluation of foreign currency loans were $2.0 million for the three months ended March 31, 2010, compared to net losses of $2.7 million for the comparable 2009 period. The net losses of $2.0 million for the three months ended March 31, 2010 were primarily due to the strengthening of the U.S. dollar against the Pound Sterling. These losses were offset by net gains of $2.0 million from foreign exchange forward contracts, which are included in net gains on derivative instruments.

Noninterest Expense

A summary of noninterest expense for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Compensation and benefits	$59,830	$48,280	23.9%
Professional services	12,098	12,080	0.1
Premises and equipment	5,784	5,407	7.0
FDIC assessments	5,049	2,675	88.7
Net occupancy	4,688	4,305	8.9
Business development and travel	4,286	3,273	31.0
Correspondent bank fees	1,948	1,913	1.8
Impairment of goodwill	—	4,092	(100.0)
Reduction of provision for unfunded credit commitments	(1,507)	(2,284)	(34.0)
Other	6,400	7,399	(13.5)

Total noninterest expense	$98,576	$87,140	13.1

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

	Three months ended March 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2010	2009	% Change
GAAP noninterest expense	$98,576	$87,140	13.1%
Less: amounts attributable to noncontrolling interests	3,231	3,387	(4.6)
Less: impairment of goodwill	—	4,092	(100.0)

Non-GAAP noninterest expense, net of noncontrolling interests	$95,345	$79,661	19.7

GAAP taxable equivalent net interest income	$101,362	$92,083	10.1
Less: (losses) attributable to noncontrolling interests	(7)	(14)	(50.0)

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	101,369	92,097	10.1
Non-GAAP noninterest income, net of noncontrolling interests	35,382	25,011	41.5

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$136,751	$117,108	16.8

Non-GAAP operating efficiency ratio	69.72%	68.02%	2.5

Compensation and Benefits

Compensation and benefits expense was $59.8 million for the three months ended March 31, 2010, compared to $48.3 million for the comparable 2009 period. The increase of $11.5 million was primarily due to an increase of $8.2 million in incentive compensation and ESOP expenses. Incentive compensation and ESOP expenses for the first quarter 2010 reflect our current expectation that we will meet our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not meet our internal performance targets. In addition to lower incentive compensation levels, no ESOP expenses or company-wide merit increases were recorded in 2009.

Our variable compensation plans primarily consist of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) Plan, ESOP, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $16.5 million and $7.3 million for the three months ended March 31, 2010 and 2009, respectively.

Federal Deposit Insurance Corporation (“FDIC”) Assessments

FDIC assessments were $5.0 million for the three months ended March 31, 2010, compared to $2.7 million for the comparable 2009 period. The increase was primarily due to an increase in average deposit balances and an increase in FDIC assessment rates.

Impairment of Goodwill

We review goodwill, if any, for possible impairment on an annual basis, and we also monitor for any impairment triggering events quarterly. As such, as part of our quarterly review of goodwill during the three months ended March 31, 2009, we noted an impairment resulting from a change in our outlook for eProsper’s future financial performance. As a result, we recognized a non-cash non-tax deductible charge of $4.1 million relating to the impairment of goodwill in the first quarter of 2009. There is no remaining goodwill on our balance sheet as of March 31, 2010.

Reduction of Provision for Unfunded Credit Commitments

We calculate changes to our provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a reduction of provision for unfunded credit commitments of $1.5 million for the three months ended March 31, 2010, compared to $2.3 million for the comparable 2009 period. The reduction of provision for unfunded credit commitments of $1.5 million for the first quarter of 2010 is reflective of a decrease in our total unfunded credit commitments, as well as a decrease in our estimate of commitments expected to fund. Total unfunded credit commitments decreased by $87.4 million to $5.25 billion at March 31, 2010, compared to $5.34 billion at December 31, 2009.

Other Noninterest Expense

A summary of other noninterest expense for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Telephone	$1,140	$1,380	(17.4)%
Tax credit fund amortization	1,052	1,129	(6.8)
Data processing services	977	1,012	(3.5)
Postage and supplies	471	1,258	(62.6)
Other	2,760	2,620	5.3

Total other noninterest expense	$6,400	$7,399	(13.5)

Net (Income) Loss Attributable to Noncontrolling Interests

Included in net income (loss) is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income.

In the table below, net interest loss represents interest earned on loans held by one of our sponsored debt funds. Noninterest (income) loss consists of investment gains and losses from our consolidated funds, currency revaluation gains (losses) from our managed funds and gains or losses recognized from the exercise of warrants held by one of our sponsored debt funds. Noninterest expense is primarily related to management fees paid by our managed funds to the Company as the general partner and one of our consolidated sponsored debt funds for funds management. A summary of net (income) loss attributable to noncontrolling interests for the three months ended March 31, 2010 and 2009, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Net interest loss (1)	$7	$14	(50.0)%
Noninterest (income) loss (1)	(14,283)	31,907	(144.8)
Noninterest expense (1)	3,231	3,387	(4.6)
Carried interest (2)	392	(1,315)	(129.8)

Net (income) loss attributable to noncontrolling interests	$(10,653)	$33,993	(131.3)

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income (loss) and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing our managed funds and the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds.

Income Taxes

Our effective tax expense rate was 38.4 percent for the three months ended March 31, 2010, compared to an effective tax benefit rate of 22.9 percent for the comparable 2009 period. The increase in the tax rate was attributable to the lower tax impact of tax advantaged investments on our overall pre-tax income.

Operating Segment Results

We have four operating segments in which we report our financial information: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services.

In accordance with ASC 280, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 11-”Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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

The following is our segment information for the three months ended March 31, 2010 and 2009, respectively.

Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Net interest income	$82,396	$94,256	(12.6)%
Provision for loan losses	(10,751)	(42,815)	(74.9)
Noninterest income	27,641	26,454	4.5
Noninterest expense	(55,377)	(41,973)	31.9

Income before income tax expense	$43,909	$35,922	22.2

Total average loans, net of unearned income	$3,168,171	$4,115,564	(23.0)
Total average assets	3,444,510	4,219,487	(18.4)
Total average deposits	10,781,929	7,750,433	39.1

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Net interest income from our Global Commercial Bank (“GCB”) decreased by $11.9 million for the three months ended March 31, 2010, primarily due to a decrease in interest income resulting from a decrease in average loan balances, which decreased by $947.4 million to $3.2 billion, and a decrease in the FTP earned for deposits due to decreases in market interest rates. These decreases were partially offset by an increase in the FTP earned for deposits due to significant deposit growth, an increase in interest income from loans due to an increase in loan yield and a decrease in deposit expense due to decreases in market interest rates and our decision to lower rates throughout 2009 and the first quarter of 2010.

The provision for loan losses for GCB was $10.8 million for the three months ended March 31, 2010, a decrease of $32.1 million compared to the comparable 2009 period. The provision for loan losses of $10.8 million for the three months ended March 31, 2010 was primarily attributable to gross charge-offs from our life sciences, hardware and software industry portfolios.

Noninterest income increased by $1.2 million for the three months ended March 31, 2010, primarily due to an increase in foreign exchange fees and an increase in credit card fees, partially offset by a decrease in client investment fees. The increase in credit card fees was primarily due to the transfer of management and processing of our credit card portfolio in-house from a third party servicer late in the end of the first quarter of 2009, as we began to process our credit card business in-house. The increase in foreign exchange fees was primarily due to higher commissioned notional volumes, which increased to $1.5 billion for the three months ended March 31, 2010, compared to $1.0 billion for the comparable 2009 period. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds.

Noninterest expense increased by $13.4 million for the three months ended March 31, 2010, primarily due to an increase in compensation and benefits expense of $9.7 million and an increase in FDIC assessments of $2.4 million. The increase in compensation and benefits expense was attributable to an increase in incentive compensation, ESOP, and salaries and wages expenses. Incentive compensation and ESOP expenses for the first quarter 2010 reflect our current expectation that we will meet our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not meet our internal performance targets. The increase in salaries and wages was primarily due to the increase in the average number of full-time equivalent (“FTE”) employees at GCB, which increased to 821 for the three months of March 31, 2010, compared to 794 for the comparable 2009 period. The increase in average FTE’s was attributable to increases in product development and operational positions, sales and advisory positions, and positions to support our global commercial banking operations. The increase in FDIC assessments was primarily due to an increase in average deposit balances and an increase in FDIC assessment rates.

Relationship Management

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Net interest income	$8,227	$8,887	(7.4)%
Provision for loan losses	(18)	(649)	(97.2)
Noninterest income	313	303	3.3
Noninterest expense	(4,453)	(3,502)	27.2

Income before income tax expense	$4,069	$5,039	(19.2)

Total average loans, net of unearned income	$927,832	$989,842	(6.3)
Total average assets	929,462	991,605	(6.3)
Total average deposits	188,033	172,661	8.9

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Net interest income decreased by $0.7 million for the three months ended March 31, 2010, primarily due to a decrease in interest income resulting from a decrease in average loan balances, particularly loans to targeted high-net-worth individuals, and a decrease in the FTP earned for deposits due to decreases in market interest rates. These decreases were partially offset by decreases in the FTP charge incurred for funded loans due to a decrease in average loan balances and from decreases in market interest rates.

Noninterest expense increased by $1.0 million for the three months ended March 31, 2010, primarily due to an increase in compensation and benefits expense of $0.9 million attributable to an increase in incentive compensation and ESOP expenses.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Net interest loss	$(1)	$(2)	(50.0)%
Noninterest income (loss)	4,580	(2,358)	NM
Noninterest expense	(3,404)	(3,346)	1.7

Income (loss) before income tax expense	$1,175	$(5,706)	(120.6)

Total average assets	$105,908	$85,626	23.7

NM-	Not meaningful

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

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not to be indicative of future performance. In 2009, the valuation of our consolidated investment funds was affected by a more challenging venture capital environment and a significant slowdown of M&A activities and IPOs. The net gains for the three months ended March 31, 2010 were primarily due to an increase in valuations for private companies and increased IPO and M&A activities. As a result, we saw higher unrealized gains in the three months ended March 31, 2010, compared to the comparable 2009 period.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Noninterest income increased by $7.0 million to $4.6 million for the three months ended March 31, 2010, compared to a net loss of $2.4 million for the comparable 2009 period, primarily due to net gains on investment securities for the three months ended March 31, 2010. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $1.7 million for the three months ended March 31, 2010, compared to net losses of $4.5 million for the comparable 2009 period. The net gains on investment securities of $1.7 million for the three months ended March 31, 2010 were primarily related to net gains of $1.0 million from two of our managed funds of funds mainly attributable to net increases in the fair value of fund investments and $0.4 million in carried interest for one of our managed co-investment funds.

•	We received fund management fees of $2.7 million for both the three months ended March 31, 2010 and 2009.

Other Business Services

Our Other Business Services group is comprised of SVB Analytics as well as our Sponsored Debt Funds & Strategic Investments.

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
Net interest loss	$(75)	$(26)	188.5%
Noninterest income	3,427	1,597	114.6
Noninterest expense	(3,359)	(7,204)	(53.4)

Loss before income tax expense	$(7)	$(5,633)	(99.9)

Total average assets	$92,786	$74,232	25.0

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

We experience variability in the performance of our sponsored debt funds and strategic investments from quarter to quarter due to a number of factors, including changes in the values of our investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not to be indicative of future performance.

SVB Analytics provides equity valuation services to private companies and venture capital firms. We also offer equity management services, including capitalization data management, through eProsper, Inc., a company which SVB Analytics holds a controlling ownership interest.

A summary of noninterest income for SVB Analytics and Sponsored Debt Funds & Strategic Investments is as follows:

	Three months ended March 31,
(Dollars in thousands)	2010	2009	% Change
SVB Analytics	$1,752	$1,633	7.3%
Sponsored Debt Funds & Strategic Investments	1,675	(36)	NM

Total noninterest income	$3,427	$1,597	114.6

NM- Not meaningful

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Noninterest income increased by $1.8 million, primarily due to net gains on investment securities from our Sponsored Debt Funds & Strategic Investments. Other Business Services’ components of noninterest income primarily include the following:

•

Net gains on investment securities of $1.5 million for the three months ended March 31, 2010, compared to net losses of $0.1 million for the comparable 2009 period. The net gains on investment securities of $1.5 million for the three months ended March 31, 2010 were primarily related to net gains of $0.9 million from two of our debt funds mainly attributable to net increases in the fair value of fund investments and gains of $0.4 million from one of our direct equity investments in a privately held company.

•

An increase in SVB Analytics’ revenues to $1.8 million for the three months ended March 31, 2010, compared to $1.6 million for the comparable 2009 period, primarily as a result of an increase in the number of valuations performed to 217 in first quarter of 2010, compared to 158 for the comparable 2009 period, partially offset by a reduction in the average fee earned per valuation.

Noninterest expense decreased by $3.8 million for the three months ended March 31, 2010, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill recognized in the first quarter of 2009 resulting from changes in our outlook for eProsper’s future financial performance. This decrease was partially offset by an increase in compensation and benefits expense, attributable to an increase in incentive compensation and ESOP expenses.

Consolidated Financial Condition

Our total assets were $14.1 billion at March 31, 2010, an increase of $1.3 billion, or 10.0 percent, compared to $12.8 billion at December 31, 2009. The increase was primarily due to increases in cash and investment securities due to our deposit growth.

Cash and Due from Banks

Cash and due from banks totaled $4.6 billion at March 31, 2010, an increase of $1.1 billion, or 33.6 percent, compared to $3.5 billion at December 31, 2009. The increase was primarily due to the increase in our deposit balances from December 31, 2009 to March 31, 2010. As of March 31, 2010 and December 31, 2009, $4.3 billion and $3.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $148.1 million and $171.6 million, respectively.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $77.3 million at March 31, 2010, an increase of $19.1 million, or 32.7 percent, compared to $58.2 million at December 31, 2009. The increase was primarily due to cash management strategies.

Investment Securities

Investment securities totaled $4.9 billion at March 31, 2010, an increase of $447.3 million, or 10.0 percent, compared to $4.5 billion at December 31, 2009. The increase was primarily related to purchases of U.S. agency debentures and agency-issued mortgage-backed securities, which were purchased as a result of our continued deposit growth.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company fair value accounting.

Our fixed income investment portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities were $4.3 billion at March 31, 2010, an increase of $409.1 million, or 10.4 percent, compared to $3.9 billion at December 31, 2009. The increase was primarily due to a $306.1 million increase in U.S. agency debentures and a $146.2 million increase in agency-issued mortgage-backed securities.

The duration of our fixed income investment portfolio is an estimate based on current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term to maturity securities. Estimated portfolio duration was 2.8 years at March 31, 2010, compared to 2.3 years at December 31, 2009.

Marketable securities accounted for under investment company fair value accounting represents investments managed by SVB Capital or our consolidated sponsored debt fund that were originally made within our non-marketable securities portfolio and have been converted into publicly-traded shares. Marketable securities were $84 thousand and $33 thousand at March 31, 2010, and December 31, 2009, respectively.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and investments in Sponsored Debt Funds & Strategic Investments as part of our investment funds management business and include funds of funds, co-investment funds and debt funds, as well as direct equity investments in portfolio companies and fund investments. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. Non-marketable securities of $591.7 million ($246.8 million net of noncontrolling interests) as of March 31, 2010, increased by $38.2 million or 6.9 percent, from $553.5 million ($233.0 million net of noncontrolling interests) as of December 31, 2009. The increase was primarily attributable to additional capital calls for fund investments of $25.3 million, as well as from unrealized gains of $14.5 million from our non-marketable securities.

Loans

Loans, net of unearned income were $4.2 billion at March 31, 2010, a decrease of $342.8 million, or 7.5 percent, compared to $4.5 billion at December 31, 2009. Unearned income was $33.6 million at March 31, 2010, compared to $34.9 million at December 31, 2009. The majority of our loans are commercial in nature. Total gross loans were $4.2 billion at March 31, 2010, a decrease of $344.1 million, or 7.5 percent, compared to $4.6 billion at December 31, 2009. The decrease was primarily due to decreases in loans to venture capital/private equity clients, as well as decreases from life science and hardware clients, reflecting continued efforts by some clients to deleverage their businesses. The breakdown of total gross loans and total loans as a percentage of gross loans by industry sector is as follows:

Industry Sector (Dollars in thousands)	March 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Technology	$1,960,925	46.3%	$2,023,887	44.2%
Venture capital/private equity	746,402	17.6	936,693	20.4
Life sciences	472,563	11.1	519,791	11.3
Premium wine	434,772	10.3	442,061	9.7
Private client services	404,019	9.5	440,018	9.6
All other sectors	220,167	5.2	220,516	4.8

Total gross loans	$4,238,848	100.0%	$4,582,966	100.0%

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of March 31, 2010:

	March 31, 2010
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Technology	$942,121	$253,157	$424,345	$232,131	$109,171	$1,960,925
Venture capital/private equity	242,371	103,137	203,773	98,445	98,676	746,402
Life sciences	259,731	73,441	117,391	22,000	—	472,563
Premium wine	166,418	99,673	91,977	76,704	—	434,772
Private client services	245,093	71,470	10,000	44,456	33,000	404,019
All other sectors	114,409	21,407	84,351	—	—	220,167

Total gross loans	$1,970,143	$622,285	$931,837	$473,736	$240,847	$4,238,848

At March 31, 2010, gross loans totaling $714.6 million, or 16.9 percent of our portfolio, were individually equal to or greater than $20 million. These loans represented 25 clients, and of these loans, $20.3 million were on nonaccrual status as of March 31, 2010.

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of December 31, 2009:

	December 31, 2009
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Technology	$997,990	$258,034	$391,791	$265,592	$110,480	$2,023,887
Venture capital/private equity	238,869	149,289	176,807	136,305	235,423	936,693
Life sciences	285,646	84,781	103,697	45,667	—	519,791
Premium wine	169,053	100,931	95,291	76,786	—	442,061
Private client services	261,049	81,790	10,000	20,207	66,972	440,018
All other sectors	94,760	36,977	68,654	20,125	—	220,516

Total gross loans	$2,047,367	$711,802	$846,240	$564,682	$412,875	$4,582,966

At December 31, 2009, gross loans totaling $977.6 million, or 21.3 percent of our portfolio, were individually equal to or greater than $20 million. These loans represented 33 clients, and of these loans $20.4 million were on nonaccrual status as of December 31, 2009.

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Clients across all industry segments and loan categories have been affected by the weakened economic environment in recent periods. Our technology and life sciences loan portfolio includes loans to clients of all life cycles, beginning with the emerging, start-up stage. Loans provided to early-stage, venture-backed company clients represent a relatively small percentage of our portfolio at approximately 11 percent of total gross loans at both March 31, 2010 and December 31, 2009. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. In the weakened economic environment during recent periods, venture capital financing activity as well as IPOs and M&A activities have slowed significantly. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At March 31, 2010, our lending to private equity firms and venture capital companies represented 17.6 percent of total gross loans, compared to 20.4 percent of total gross loans at December 31, 2009. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At March 31, 2010, our asset-based lending, which consists primarily of working capital lines, and our accounts receivable factoring represented 8.3 percent and 6.5 percent, respectively, of total gross loans, compared to 7.8 percent and 6.5 percent, respectively at December 31, 2009. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business which could be impacted due to the weakened economic environment.

Approximately 45.6 percent and 9.6 percent of our outstanding total gross loan balances as of March 31, 2010 were to entities based in the states of California and Massachusetts, respectively, compared to 44.9 percent and 9.0 percent, respectively, as of December 31, 2009. There are no other states with balances greater than 10 percent.

See generally “Risk Factors—Credit Risks” below in Item 1A of Part II.

Credit Quality and Allowance for Loan Losses

Nonperforming assets consist of loans past due 90 days or more that are still accruing interest, loans on impaired status and foreclosed property classified as Other Real Estate Owned (“OREO”). We measure all loans placed on impaired status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with ASC 310. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$184	$2,456
Impaired loans	50,649	50,227

Total gross nonperforming loans	50,833	52,683
OREO	—	220

Total nonperforming assets	$50,833	$52,903

Nonperforming loans as a percentage of total gross loans	1.20%	1.15%
Nonperforming assets as a percentage of total assets	0.36	0.41
Allowance for loan losses	$68,271	$72,450
As a percentage of total gross loans	1.61%	1.58%
As a percentage of gross nonperforming loans	134.30	137.52
Allowance for loan losses for impaired loans	$9,496	$8,868
As a percentage of total gross loans	0.22%	0.19%
As a percentage of gross nonperforming loans	18.68	16.83
Allowance for loan losses for total gross performing loans	$58,775	$63,582
As a percentage of total gross loans	1.39%	1.39%
As a percentage of gross performing loans	1.40	1.40
Reserve for unfunded credit commitments (1)	$11,824	$13,331
Total gross loans	4,238,848	4,582,966
Total unfunded credit commitments	5,251,336	5,338,726

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “Reduction of Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Impaired Loans

Included in the $50.6 million of impaired loans at March 31, 2010 are $28.9 million of loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection. Refer to Note 6 “Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.

Average impaired loans for the three months ended March 31, 2010 and 2009 were $50.4 million and $95.0 million, respectively. If the impaired loans had not been impaired, $0.9 million and $1.7 million in interest income would have been recorded for the three months ended March 31, 2010 and 2009, respectively.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at March 31, 2010 and December 31, 2009 is as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009	% Change
Derivative assets, gross (1)	$103,613	$106,623	(2.8)%
Deferred tax assets and income tax receivable, net	48,997	69,945	(29.9)
Accrued interest receivable	43,712	44,265	(1.2)
FHLB and FRB stock	38,888	38,888	—
Prepaid FDIC assessments	25,736	28,178	(8.7)
Foreign exchange spot contract assets, gross	31,171	13,653	128.3
OREO	—	220	(100.0)
Other assets	30,405	27,642	10.0

Total accrued interest receivable and other assets	$322,522	$329,414	(2.1)

(1)	See “Derivatives, Net” section below.

Deferred Tax Assets and Income Tax Receivable, Net

Our deferred tax assets balance was $40.6 million at March 31, 2010, compared to $53.0 million at December 31, 2009. The decrease was primarily due to the tax effect of an increase in the fair value of our investment securities portfolio. We pay quarterly estimated taxes to the Internal Revenue Service and certain state and foreign taxing authorities. At March 31, 2010 and December 31, 2009, we had $8.4 million and $16.9 million, respectively, as income taxes receivable from these authorities.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at March 31, 2010 and December 31, 2009:

(Dollars in thousands)	March 31, 2010	December 31, 2009	% Change
Assets (liabilities):
Equity warrant assets	$40,845	$41,292	(1.1)%
Interest rate swaps—assets	50,032	46,895	6.7
Foreign exchange forward and option contracts—assets	12,736	18,436	(30.9)
Foreign exchange forward and option contracts—liabilities	(10,320)	(15,870)	(35.0)

Total derivatives, net	$93,293	$90,753	2.8

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. At March 31, 2010, we held warrants in 1,161 companies, compared to 1,225 companies at December 31, 2009. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Balance, beginning of period	$41,292	$43,659
New equity warrant assets	1,347	2,074
Non-cash increases in fair value	577	533
Exercised equity warrant assets	(589)	(222)
Terminated equity warrant assets	(1,782)	(1,111)

Balance, end of period	$40,845	$44,933

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

At March 31, 2010 and December 31, 2009, the aggregate notional amounts of foreign exchange forward and foreign currency option contracts totaled $809.2 million and $704.6 million, respectively. Our net exposure for foreign exchange forward and foreign currency option contracts at March 31, 2010 and December 31, 2009 amounted to $2.4 million and $2.6 million, respectively.

Deposits

Deposits were $11.5 billion at March 31, 2010, an increase of $1.2 billion, or 11.4 percent, compared to $10.3 billion at December 31, 2009. The increase in our deposit balance was primarily from increases in our noninterest-bearing demand deposits, which grew by $713.3 million, and increases in our interest-bearing sweep deposits, which grew by $279.7 million. The overall increase in average deposit balances was primarily due to our clients’ desire to maintain short-term liquidity, as well as the lack of attractive investment opportunities off the balance sheet. Additionally, we saw growth in our interest-bearing sweep deposits primarily due to our clients’ desire to take advantage of the convenience of the daily sweep product combined with the competitive rates we pay on the product. At March 31, 2010, 39.1 percent of our total deposits were interest-bearing deposits, compared to 39.0 percent at December 31, 2009.

At March 31, 2010, the aggregate balance of time deposit accounts individually exceeding $100,000 totaled $284.0 million, compared to $273.0 million at December 31, 2009. At March 31, 2010, substantially all time deposit accounts exceeding $100,000 in balances were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Long-Term Debt

At March 31, 2010 and December 31, 2009, we had long-term debt of $859.7 million and $856.7 million, respectively. At March 31, 2010, long-term debt included 5.70% senior notes and 6.05% subordinated notes, 2008 Convertible Notes, junior subordinated debentures and 4.99% notes payable related to one of our debt fund investments.

Other Liabilities

A summary of other liabilities at March 31, 2010 and December 31, 2009, respectively, is as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009	% Change
Foreign exchange spot contract liabilities, gross	$49,414	$19,638	151.6%
Accrued compensation	29,397	37,873	(22.4)
Derivative liabilities, gross (1)	10,320	15,870	(35.0)
Reserve for unfunded credit commitments	11,824	13,331	(11.3)
Other	62,232	53,235	16.9

Total other liabilities	$163,187	$139,947	16.6

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation includes amounts for our Incentive Compensation Plans, vacation, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan and ESOP. The decrease of $8.5 million was primarily due to the March 31, 2010 balance including only three months worth of accruals for our Incentive Compensation Plans and Direct Drive Incentive Compensation Plan, compared to twelve months as of December 31, 2009.

Reserve for Unfunded Credit Commitments

The level of reserve for unfunded credit commitments is determined by following a methodology that parallels the methodology used for the allowance for loan losses. We recognized a reduction of provision for unfunded credit commitments of $1.5 million for the three months ended March 31, 2010, which was primarily reflective of a decrease in our total unfunded credit commitments, as well as a decrease in our estimate of commitments expected to fund. Total unfunded credit commitments decreased by $87.4 million to $5.25 billion at March 31, 2010, compared to $5.34 billion at December 31, 2009.

Noncontrolling Interests

Noncontrolling interests totaled $375.7 million and $345.8 million at March 31, 2010 and December 31, 2009, respectively. The increase of $29.9 million was primarily due to equity transactions, which included $21.1 million of contributed capital from investors in three of our managed funds of funds for investing in limited partnerships, as well as net income attributable to noncontrolling interests of $10.7 million for the three months ended March 31, 2010, primarily from two of our managed funds of funds.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and unexpected credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities. Our management engages in a regular capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and unexpected credit losses, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments.

On December 23, 2009, we redeemed in full 235,000 outstanding shares of preferred stock, for $235 million, plus $1.2 million of accrued and unpaid dividends, from the U.S. Treasury under the Capital Purchase Program (“CPP”). In connection with our previous participation in the CPP, as of March 31, 2010, we have a warrant outstanding for 354,058 shares of our common stock at an exercise price of $49.78 per share. We have engaged in negotiations with the U.S. Treasury regarding the repurchase of our warrant, but have not reached an agreement on the repurchase. If we are unable to reach an agreement, the U.S. Treasury may decide to sell the warrant through an auction process.

Common Stock

For information on our common stock, see Note 2- “Stockholders’ Equity and Earnings Per Share” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.2 billion at March 31, 2010, an increase of $45.1 million, or 4.0 percent compared to $1.1 billion at December 31, 2009. This increase was primarily the result of net income and an increase in accumulated other comprehensive income due to an increase in the fair value of our investment securities portfolio.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements for bank holding companies and banks to be “well capitalized” are 10.0% and 6.0%, respectively. Under the same capital adequacy guidelines, a well-capitalized state member bank must maintain a minimum Tier 1 leverage ratio of 5.0%. There is no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.

The Federal Reserve has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio.

Both the capital ratios of SVB Financial and the Bank were in excess of regulatory guidelines to be “well-capitalized” at March 31, 2010 and December 31, 2009. Capital ratios for SVB Financial and the Bank are set forth below:

	March 31, 2010	December 31, 2009
SVB Financial:
Total risk-based capital ratio	20.72%	19.94%
Tier 1 risk-based capital ratio	16.21	15.45
Tier 1 leverage ratio	8.99	9.53
Tangible common equity to tangible assets ratio (1)	8.30	8.78
Tangible common equity to risk-weighted assets ratio (1)	16.01	15.05

Bank:
Total risk-based capital ratio	17.90%	17.05%
Tier 1 risk-based capital ratio	13.25	12.45
Tier 1 leverage ratio	7.28	7.67
Tangible common equity to tangible assets ratio (1)	7.16	7.50
Tangible common equity to risk-weighted assets ratio (1)	13.56	12.53

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

The increases in the total risk-based and Tier 1 capital ratios for both SVB Financial and the Bank at March 31, 2010, compared to December 31, 2009, were primarily due to a shift in the mix of assets to a lower overall risk-weighting driven by an increase in funds held at the Federal Reserve, increases in investment balances and a decrease in loan balances. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of our continued increase in deposit balances. This decision resulted in substantial increases in cash balances and deposit liabilities, and thereby, significant growth in the balance sheet.

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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
GAAP stockholders’ equity	$1,173,480	$1,128,343	$961,674	$914,068
Less:
Goodwill	—	—	—	—
Intangible assets	979	665	—	—

Tangible common equity	$1,172,501	$1,127,678	$961,674	$914,068

GAAP Total assets	$14,125,249	$12,841,399	$13,433,277	$12,186,203
Less:
Goodwill	—	—	—	—
Intangible assets	979	665	—	—

Tangible assets	$14,124,270	$12,840,734	$13,433,277	$12,186,203

Risk-weighted assets	$7,325,011	$7,494,498	$7,090,235	$7,293,332
Tangible common equity to tangible assets	8.30%	8.78%	7.16%	7.50%
Tangible common equity to risk-weighted assets	16.01	15.05	13.56	12.53

For both SVB Financial and the Bank, the tangible common equity to tangible assets ratio decreased due primarily to an increase in tangible assets. This increase was partially offset by an increase in tangible equity from an increase in retained earnings. For both SVB Financial and the Bank, the increase in tangible common equity to risk-weighted asset ratio is reflective of the higher concentration of lower risk-weighted assets.

Off-Balance Sheet Arrangements

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, and commitments to invest in private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 12-”Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Commitments to Invest in Venture Capital/Private Equity Funds

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

At March 31, 2010, we had $530.1 million in total capital commitments in venture capital/private equity funds, of which $251.0 million was unfunded or uncalled. Included in the $251.0 million unfunded commitments are commitments of $153.2 million made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form (“New Fund Commitments”). While we cannot provide any assurances that we will be successful, we intend to form additional new managed fund of funds, to which we expect to transfer most of these New Fund Commitments. Upon transfer of these investments to the new funds, these investments are expected to be accounted for on an investment company fair value basis and any underlying gains or losses would be recognized in earnings according to the ownership interests of all participants in the fund, including SVB Financial. While the actual cash requirements of these New Fund Commitments are dependent on various factors, we currently expect capital calls of approximately $22 million for the next 12 months.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced an interest-bearing sweep deposit product in 2007, which increased by $279.7 million to $2.6 billion at March 31, 2010, compared to $2.3 billion at December 31, 2009. Additionally, we grew our noninterest-bearing demand deposits by $713.3 million to $7.0 billion at March 31, 2010, compared to $6.3 billion as of December 31, 2009. The overall increase in deposit balances was primarily due to our clients’ desire to maintain short-term liquidity, as well as the lack of attractive investment opportunities off the balance sheet. Additionally, we saw growth in our interest-bearing sweep deposits due to our clients’ desire to take advantage of the convenience of the daily sweep product combined with the competitive rates we pay on the product. Furthermore, our deposits increased in 2009 in part due to clients’ preference for the security provided by FDIC insurance for noninterest-bearing deposits. The FDIC has recently announced that it will extend such insurance coverage for participating financial institutions from its prior expiration date of June 30, 2010 to December 31, 2010; however, we have opted out of such extended coverage. Our election to opt out was based primarily on our assessment of our liquidity position and the associated costs of maintaining such extended coverage. The discontinuation of this extended coverage may impact our deposit levels to some extent, the level of which we cannot predict. Nevertheless, despite any fluctuations in our deposit levels or cost of deposits, we continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

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

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2009 Form 10-K.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2010 and 2009, respectively. Please refer to our Interim Statements of Cash Flows for the three months ended March 31, 2010, and 2009 under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Average cash and due from banks	$237,691	$321,282
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	4,316,307	2,825,988

Average cash and cash equivalents	$4,553,998	$3,147,270

Percentage of total average assets	33.6%	30.1%

Net cash provided by operating activities	$57,820	$13,258
Net cash (used for) provided by investing activities	(86,884)	182,326
Net cash provided by financing activities	1,207,914	1,014,677

Net increase in cash and cash equivalents	$1,178,850	$1,210,261

Average cash and cash equivalents increased by $1.5 billion to $4.6 billion for the three months ended March 31, 2010, compared to $3.1 billion for the comparable 2009 period, primarily due to the increase in deposit balances, which resulted in substantial increases in cash balances. The increase in deposit balances was primarily due to our clients’ desire to maintain short-term liquidity, as well as the lack of attractive investment opportunities off the balance sheet.

Cash provided by operating activities was $57.8 million for the three months ended March 31, 2010, which included net income before noncontrolling interests of $29.2 million. Significant adjustments for noncash items that increased cash provided by operating activities included net changes of $12.3 million in foreign exchange spot contracts, $10.7 million of provision for loan losses, net changes of $8.6 million in income tax receivable and $7.0 million of amortization of premiums on investment securities. Significant adjustments for noncash items that decreased cash provided by operating activities included $16.0 million of net gains on investment securities and a $8.5 million decrease in accrued compensation.

Cash used for investing activities was $86.9 million for the three months ended March 31, 2010. Net cash outflows included purchases of available-for-sale securities of $878.6 million and purchases of non-marketable securities of $26.4 million. Net cash inflows included proceeds from the maturities and pay downs of available-for-sale securities of $489.9 million, a net decrease in loans of $321.5 million and sales of non-marketable securities of $6.6 million.

Cash provided by financing activities was $1.2 billion for the three months ended March 31, 2010. Net cash inflows included increases in deposits of $1.2 billion, net capital contributions from noncontrolling interests of $19.3 million and $5.1 million of proceeds from issuance of common stock.

Cash and cash equivalents at March 31, 2010 were $4.7 billion, compared to $3.6 billion at March 31, 2009.

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

Interest rate risk is managed by our Asset/Liability Committee (“ALCO”), which is a management committee. ALCO reviews sensitivities of assets and liabilities to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis.

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

The following table presents our MVPE and NII sensitivity exposure at March 31, 2010 and December 31, 2009, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

Change in interest rates (basis points)	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
March 31, 2010:
+200	$1,609,928	$17,113	1.1%	$523,506	$89,962	20.8%
+100	1,606,779	13,964	0.9	471,169	37,625	8.7
-	1,592,815	—	—	433,544	—	—
-100	1,673,366	80,551	5.1	409,966	(23,578)	(5.4)
-200	1,714,999	122,184	7.7	384,108	(49,436)	(11.4)

December 31, 2009:
+200	$1,491,262	$(37,645)	(2.5)%	$515,333	$75,569	17.2%
+100	1,510,211	(18,696)	(1.2)	470,398	30,634	7.0
-	1,528,907	—	—	439,764	—	—
-100	1,567,122	38,215	2.5	424,444	(15,320)	(3.5)
-200	1,626,056	97,149	6.4	406,626	(33,138)	(7.5)

The estimated MVPE in the preceding table is based on a discounted cash flow analysis using market interest rates provided by publicly available sources that we deem reliable. These estimates are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant circumstances. These calculations do not reflect changes we may make to reduce our MVPE exposure in response to a change in market interest rates. We expect to continue to manage our interest rate risk utilizing on and off-balance sheet strategies, as appropriate.

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

Our base case MVPE at March 31, 2010 increased from December 31, 2009 by $63.9 million primarily due to a change in the overall balance sheet mix as fixed income investment securities and interest-bearing cash equivalents grew by $410.2 million and $1.2 billion, respectively, from December 31, 2009 to March 31, 2010. MVPE rose in both the simulated upward and downward interest rate movements due to our significant growth in interest-bearing cash equivalents and noninterest-bearing deposits. Additionally, with the historically low level of interest rates, our deposit rates are also at or near their absolute floors thus decreasing the downward rate shock effects.

Our expected 12-month NII at March 31, 2010 decreased from December 31, 2009 by $6.2 million due primarily to average loan balances decreasing by $252.4 million from the fourth quarter of 2009 to the first quarter of 2010. Our overall balance sheet did grow by $1.3 billion during the quarter, but the growth was principally attributed to large increases in our noninterest-bearing deposits, low yielding cash equivalents, and fixed income investment portfolio. NII sensitivity increased in both the simulated upward and downward interest rate movements due primarily to the large growth in the rate sensitive cash equivalents and noninterest-bearing deposits. In addition to these changes, other general contributing factors include changes in balance sheet mix, changes in deposit repricing assumptions, and a lower projected forward rate curve.

The simulation model used for above analysis embeds floors in our interest rate scenarios which prevent model benchmark rates from resulting in negative rates. Current modeling assumptions maintain the SVB prime lending rate at its existing level until the National Prime Index has been adjusted upward by a minimum of 75 basis points (to 4.0%), as we did not lower the Bank’s prime lending rate despite the 75 basis point decrease in the target Federal Funds rates in December 2008. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, among other things, processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of our most recently completed fiscal quarter, pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Please refer to Note 15—“Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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

There are no material changes from the risk factors set forth in our 2009 Form 10-K. We have removed the risk factor relating to the possibility that legislation and regulatory initiatives to address the market and economic conditions resulting from the recent U.S. financial crisis (such as the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009) may not meet their intended objectives.

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

The United States has been in a serious economic downturn, as have economies around the world. Financial markets have been volatile, business and consumer spending has declined, and overall business activities have slowed, including a general slowdown in mergers and acquisitions (“M&A”) and initial public offerings (“IPOs”) of companies—events upon which the venture capital and private equity community relies to “exit” their investments. Overall venture capital financing activity has also slowed in recent periods. There have been limited signs of economic recovery recently, such as a modest increase in the number of IPOs and M&A activity levels, yet economic conditions continue to be challenging. If recent market and economic conditions persist, our clients will continue to be adversely impacted, as will our investment returns, valuations of companies, and overall levels of venture capital and private equity investments, which may have a material and adverse effect on our business, financial condition and results of operations. A worsening of these conditions could likely exacerbate the adverse effect on us.

As a result of recent economic conditions, the capital and credit markets have experienced extreme volatility and disruption. SVB Financial depends on access to equity and debt markets as one of its primary sources to raise capital. There has been some improvement to market conditions, particularly access to equity and debt markets; however, if recent levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

We lend to targeted high net-worth individual clients through our Private Client Services (“PCS”) group. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. We also lend to premium wineries and vineyards through our SVB Wine group. Repayment of loans made to these clients may be dependent on overall grape supply (which may be adversely affected by poor weather or other natural conditions) and overall wine demand and sales, or other sources of financing or income (which may be adversely affected by a challenging economic environment). See “Loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Financial Condition” under Item 2 of Part I of this report.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. At March 31, 2010, we had $5.3 billion in total unfunded credit commitments. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. In addition, limited partner investors of our venture capital/private equity fund clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations and reputation.

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

While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. The recent economic conditions reflect a slowdown in such transactions, however if the levels of such transactions were to increase, our total outstanding loans may decline. Moreover, our capital call lines of credit are typically utilized by our venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations and financial condition.

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

As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to U.S.GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our revising or restating prior period financial statements.

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

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, and Congress is considering comprehensive financial services regulatory reform legislation. Current and future legal and regulatory requirements, restrictions and regulations may have a material and adverse effect on our business, financial condition, and results of operations and may make it more difficult for us to attract and retain qualified executive officers and employees.

If we were to violate international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations and reputation.

International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, NASDAQ, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, regulate broker-dealers, including our subsidiary, SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums, higher levels of liquidity available to meet the Bank’s financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB Financial Group

Date: May 7, 2010	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 7, 2010	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	August 28, 2009

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.16	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010

4.17	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.19	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.21	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.22	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial Group	8-K	000-15637	4.21	December 15, 2008

*10.5	1999 Employee Stock Purchase Plan	DEF 14A	000-15637	A	March 10, 2010

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith