Form 10-Q
period 2010-06-30
SVB FINANCIAL GROUP
filed 2010-08-06
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 30, 2010, 41,944,074 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2010	December 31, 2009
Assets
Cash and due from banks	$4,146,737	$3,454,611
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	43,606	58,242

Cash and cash equivalents	4,190,343	3,512,853

Available-for-sale securities	5,338,233	3,938,188
Non-marketable securities	616,339	553,531

Investment securities	5,954,572	4,491,719

Loans, net of unearned income	4,450,189	4,548,094
Allowance for loan losses	(71,789)	(72,450)

Net loans	4,378,400	4,475,644

Premises and equipment, net of accumulated depreciation and amortization	38,123	31,736
Accrued interest receivable and other assets	342,548	329,447

Total assets	$14,903,986	$12,841,399

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$7,206,104	$6,298,988
Negotiable order of withdrawal (NOW)	34,365	53,200
Money market	1,771,999	1,292,215
Money market deposits in foreign offices	59,847	49,722
Time	405,080	332,310
Sweep	2,663,018	2,305,502

Total deposits	12,140,413	10,331,937

Short-term borrowings	44,735	38,755
Other liabilities	222,073	139,947
Long-term debt	869,810	856,650

Total liabilities	13,277,031	11,367,289

Commitments and contingencies (Note 12)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 41,886,197 shares and 41,338,389 shares outstanding, respectively	42	41
Additional paid-in capital	404,521	389,490
Retained earnings	772,592	732,907
Accumulated other comprehensive income	59,948	5,905

Total SVBFG stockholders’ equity	1,237,103	1,128,343
Noncontrolling interests	389,852	345,767

Total equity	1,626,955	1,474,110

Total liabilities and total equity	$14,903,986	$12,841,399

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest income:
Loans	$75,558	$84,248	$149,500	$172,499
Investment securities:
Taxable	36,851	16,794	69,118	31,645
Non-taxable	951	1,029	1,921	2,090
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,885	2,485	5,725	4,861

Total interest income	116,245	104,556	226,264	211,095

Interest expense:
Deposits	3,867	5,605	7,532	12,452
Borrowings	5,942	7,270	11,456	15,451

Total interest expense	9,809	12,875	18,988	27,903

Net interest income	106,436	91,681	207,276	183,192
Provision for loan losses	7,408	21,393	18,153	64,859

Net interest income after provision for loan losses	99,028	70,288	189,123	118,333

Noninterest income:
Gains (losses) on investment securities, net	4,805	(6,750)	20,809	(41,795)
Foreign exchange fees	8,255	7,617	17,116	15,083
Deposit service charges	7,734	6,590	14,959	13,413
Client investment fees	4,941	5,580	8,881	11,828
Credit card fees	3,027	2,957	5,714	4,396
Letters of credit and standby letters of credit income	2,606	2,329	5,117	5,221
Gains (losses) on derivative instruments, net	1,326	(2,847)	3,308	(1,033)
Other	7,463	12,799	13,526	15,581

Total noninterest income	40,157	28,275	89,430	22,694

Noninterest expense:
Compensation and benefits	59,993	46,947	119,823	95,227
Professional services	12,642	11,263	24,740	23,343
Premises and equipment	5,319	5,694	11,103	11,101
FDIC assessments	5,587	8,589	10,636	11,264
Business development and travel	5,103	3,403	9,389	6,676
Net occupancy	4,649	4,843	9,337	9,148
Correspondent bank fees	1,956	1,963	3,904	3,876
Provision for (reduction of) unfunded credit commitments	2,376	(1,147)	869	(3,431)
Impairment of goodwill	—	—	—	4,092
Other	6,555	7,457	12,955	14,856

Total noninterest expense	104,180	89,012	202,756	176,152

Income (loss) before income tax expense	35,005	9,551	75,797	(35,125)
Income tax expense	13,819	7,174	25,401	4,726

Net income (loss) before noncontrolling interests	21,186	2,377	50,396	(39,851)
Net (income) loss attributable to noncontrolling interests	(66)	8,961	(10,719)	42,954

Net income attributable to SVBFG	$21,120	$11,338	$39,677	$3,103

Preferred stock dividend and discount accretion	—	(3,545)	—	(7,081)

Net income (loss) available to common stockholders	$21,120	$7,793	$39,677	$(3,978)

Earnings (loss) per common share—basic	$0.51	$0.24	$0.95	$(0.12)
Earnings (loss) per common share—diluted	0.50	0.24	0.94	(0.12)

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income (loss) before noncontrolling interests	$21,186	$2,377	$50,396	$(39,851)
Other comprehensive income, net of tax:
Cumulative translation (losses) gains:
Foreign currency translation (losses) gains	(1,672)	889	(152)	(542)
Related tax benefit (expense)	682	(153)	62	212
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains	65,063	11,591	92,289	17,859
Related tax expense	(27,083)	(4,719)	(37,642)	(7,290)
Reclassification adjustment for (gains) losses included in net income (loss)	(841)	41	(868)	34
Related tax benefit (expense)	343	(17)	354	(14)

Other comprehensive income, net of tax	36,492	7,632	54,043	10,259

Comprehensive income (loss)	57,678	10,009	104,439	(29,592)
Comprehensive (income) loss attributable to noncontrolling interests	(66)	8,961	(10,719)	42,954

Comprehensive income attributable to SVBFG	$57,612	$18,970	$93,720	$13,362

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SVBFG Stockholders’	Noncontrolling	Total Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interests
Balance at December 31, 2008	235,000	$221,185	32,917,007	$33	$66,201	$709,726	$(5,789)	$991,356	$320,356	$1,311,712

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	225,561	—	2,654	—	—	2,654	—	2,654
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	—	—	(1,375)	—	—	(1,375)	—	(1,375)
Net income (loss)	—	—	—	—	—	3,103	—	3,103	(42,954)	(39,851)
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	28,589	28,589
Net change in unrealized losses on available-for-sale investment securities, net of tax	—	—	—	—	—	—	10,589	10,589	—	10,589
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(330)	(330)	—	(330)
Stock-based compensation expense	—	—	—	—	7,758	—	—	7,758	—	7,758
Income tax benefit from original issue discount related to 3.875% convertible senior notes	—	—	—	—	10,745	—	—	10,745	—	10,745
Preferred stock dividend and discount accretion	—	1,206	—	—	—	(7,081)	—	(5,875)	—	(5,875)
Other-net	—	—	—	—	495	99	—	594	—	594

Balance at June 30, 2009	235,000	$222,391	33,142,568	$33	$86,478	$705,847	$4,470	$1,019,219	$305,991	$1,325,210

Balance at December 31, 2009	—	$—	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	547,808	1	13,203	—	—	13,204	—	13,204
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	2,445	—	—	2,445	—	2,445
Net income	—	—	—	—	—	39,677	—	39,677	10,719	50,396
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	33,366	33,366
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	—	—	54,133	54,133	—	54,133
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(90)	(90)	—	(90)
Stock-based compensation expense	—	—	—	—	6,247	—	—	6,247	—	6,247
Repurchase of warrant under Capital Purchase Program	—	—	—	—	(6,820)	—	—	(6,820)	—	(6,820)
Other-net	—	—	—	—	(44)	8	—	(36)	—	(36)

Balance at June 30, 2010	—	$—	41,886,197	$42	$404,521	$772,592	$59,948	$1,237,103	$389,852	$1,626,955

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss) before noncontrolling interests	$50,396	$(39,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	4,092
Provision for loan losses	18,153	64,859
Provision for (reduction of) unfunded credit commitments	869	(3,431)
Changes in fair values of derivatives, net	2,926	555
(Gains) losses on investment securities, net	(20,809)	41,795
Depreciation and amortization	9,131	10,040
Amortization of premiums on investment securities, net	12,396	5,330
Tax benefit of original issue discount	—	10,745
Tax expense from stock exercises	(330)	(1,436)
Amortization of share-based compensation	6,296	7,743
Amortization of deferred warrant-related loan fees	(3,192)	(4,375)
Deferred income tax expense (benefit)	2,732	(6,647)
Losses on sale of and valuation adjustments to other real estate owned property	24	107
Changes in other assets and liabilities:
Accrued interest, net	(1,349)	(4,021)
Accounts receivable	(667)	(3,840)
Income tax receivable, net	(886)	(24,458)
Accrued compensation	7,545	(11,003)
Foreign exchange spot contracts, net	13,215	33,914
Other, net	19,444	6,484

Net cash provided by operating activities	115,894	86,602

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,371,038)	(1,071,073)
Proceeds from sales of available-for-sale securities	160,350	189
Proceeds from maturities and pay downs of available-for-sale securities	892,588	244,141
Purchases of nonmarketable securities (cost and equity method accounting)	(20,103)	(22,650)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	6,691	2,120
Purchases of nonmarketable securities (investment fair value accounting)	(44,939)	(31,067)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	15,874	5,307
Net decrease in loans	69,077	597,309
Proceeds from recoveries of charged-off loans	9,499	2,129
Proceeds from sale of other real estate owned	196	693
Payment for acquisition of intangibles, net of cash acquired	(360)	—
Purchases of premises and equipment	(13,220)	(6,811)

Net cash used for investing activities	(1,295,385)	(279,713)

Cash flows from financing activities:
Net increase in deposits	1,808,476	1,521,111
Principal payments of other long-term debt	—	(50,885)
Increase (decrease) in short-term borrowings	5,980	(30,780)
Capital contributions from noncontrolling interests, net of distributions	33,366	28,589
Tax benefit from stock exercises	2,775	61
Dividends paid on preferred stock	—	(4,994)
Proceeds from issuance of common stock	13,204	2,654
Repurchase of warrant under Capital Purchase Program	(6,820)	—

Net cash provided by financing activities	1,856,981	1,465,756

Net increase in cash and cash equivalents	677,490	1,272,645
Cash and cash equivalents at beginning of period	3,512,853	2,436,725

Cash and cash equivalents at end of period	$4,190,343	$3,709,370

Supplemental disclosures:
Cash paid during the period for:
Interest	$18,991	$28,569
Income taxes	20,876	27,312
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$—	$1,469
Unrealized gains on available-for-sale securities, net of tax	54,133	10,589
Net change in fair value of interest rate swaps	13,276	(44,403)

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

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data-Note 2-“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2009 Form 10-K, and with the accounting pronouncements adopted during the six months ended June 30, 2010, as discussed below.

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

No new accounting guidance was adopted during the second quarter of 2010.

Information about these pronouncements is described in more detail below.

Impact of Adopting ASU No. 2009-16

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. This standard also removes the concept of a qualifying special-purpose entity (“QSPE”) for accounting purposes. Our adoption of this standard as of January 1, 2010 did not have a material impact on our financial position, results of operations or stockholders’ equity as we have not historically made sales or transfers of assets to QSPE’s. However, we do engage from time to time in selling our loans. Historically, our participating interests in those sales have the same priority and are not subordinated to the other participating interest holders’ interest. Therefore, the change in the standard of removing the QSPE concept and the new definition of participating interest did not have an impact on our sales treatment.

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

Impact of Adopting ASU No. 2010-06

In January 2010, the FASB issued a new accounting standard which requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant transfers in and out of Level 1, Level 2 and Level 3 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures were effective for interim or annual reporting periods beginning after December 15, 2009 and were therefore adopted as of January 1, 2010. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010. This standard clarified and increased the disclosure requirements for fair value measurements and did not have an impact on our financial position, results of operations or stockholders’ equity. See Note 14- “Fair Value of Financial Instruments” for further details.

Recent Accounting Pronouncements

In July 2010, the FASB issued a new accounting standard (ASU No. 2010-20), which requires the addition of new disclosures and enhances existing disclosure requirements already included in the guidance for credit quality and the allowance for credit losses. The statement requires enhancements to disclosures for the allowance for credit losses on a disaggregated basis. The statement defines two levels of disaggregation: 1) portfolio segment and 2) class of financing receivable. Additionally, the statement requires multiple new disclosures regarding an entity’s financing receivables, such as credit quality indicators, aging of past due receivables, troubled debt restructurings, and significant purchases and sales. The new disclosures and amendments to existing disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. This standard enhances and increases the disclosure requirements for credit quality and the allowance for credit losses and does not have an impact on our financial position, results of operations or stockholders’ equity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Common Stock

On June 16, 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our previous participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). The total cash repurchase price paid to the U.S.

Treasury was $6.8 million for the aggregate warrant. At the time of issuance, the warrant was initially exercisable for 708,116 shares of our common stock at an exercise price of $49.78 per share. However, due to our completion of a qualified equity offering during the fourth quarter of 2009, the number of shares of common stock exercisable under the warrant was reduced to 354,058 pursuant to applicable CPP rules. The repurchase of the warrant reduced our stockholders’ equity by the total cash price of $6.8 million, and did not have any impact on our net income available to common stockholders or diluted earnings per share for the three or six months ended June 30, 2010.

Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued pursuant to stock options and restricted stock units under our equity incentive plan, stock purchases under our employee stock purchase plan, our 3.875% convertible senior notes (“2008 Convertible Notes”) and related warrants and note hedge. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income attributable to SVBFG	$21,120	$11,338	$39,677	$3,103
Preferred stock dividend and discount accretion	—	(3,545)	—	(7,081)

Net income (loss) available to common stockholders	$21,120	$7,793	$39,677	$(3,978)

Denominator:
Weighted average common shares outstanding-basic	41,720	32,952	41,558	32,960
Weighted average effect of dilutive securities:
Stock options	694	126	712	—
Restricted stock units	62	—	70	—

Denominator for diluted calculation	42,476	33,078	42,340	32,960

Net income (loss) per common share:
Basic	$0.51	$0.24	$0.95	$(0.12)

Diluted	$0.50	$0.24	$0.94	$(0.12)

Due to the loss applicable to common stockholders for the six months ended June 30, 2009, no potentially dilutive shares were included in the loss per share calculation as including such shares would be anti-dilutive and reduce the reported loss per share.

Any dilutive effect of our 2008 Convertible Notes are included in the calculation of diluted EPS using the treasury stock method. The 2008 Convertible Notes did not impact our weighted average diluted common shares total as the applicable conversion price was higher than the average daily closing price for the three and six month periods. Our warrant associated with the 2008 Convertible Notes did not impact our weighted average diluted common shares total as the applicable conversion price was higher than the average daily closing price for the three and six month periods.

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2010	2009	2010	2009
Stock options	7	2,893	8	3,031
Restricted stock units	1	583	7	714
Warrant associated with Capital Purchase Program (1)	—	707	—	862

Total	8	4,183	15	4,607

(1)	On June 16, 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our previous participation in the CPP.

In addition to the above, at June 30, 2010, 4.7 million shares of our 2008 Convertible Notes and associated warrants were outstanding but also excluded from the diluted EPS calculation as they were deemed to be anti-dilutive. Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement. For information on our 2008 Convertible Notes and associated convertible note hedge and warrant agreement, see our Consolidated Financial Statements and

Supplementary Data- Note 12- “Short-Term Borrowings and Long-Term Debt” and Note 13- “Derivative Financial Instruments” and under Part II, Item 8 of our 2009 Form 10-K.

3. Share-Based Compensation

For the three and six months ended June 30, 2010, we recorded share-based compensation expense of $3.0 million and $6.3 million, respectively, resulting in the recognition of $0.7 million and $1.4 million, respectively, in related tax benefits. For the three and six months ended June 30, 2009, we recorded share-based compensation expense of $3.9 million and $7.8 million, respectively, resulting in the recognition of $0.9 million and $1.9 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At June 30, 2010, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$11,128	2.98
Restricted stock units	12,289	2.53

Total unrecognized share-based compensation expense	$23,417

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2009	3,500,723	$35.31
Granted	337,316	48.99
Exercised	(395,189)	28.97
Forfeited	(65,895)	38.35
Expired	(7,925)	51.06

Outstanding at June 30, 2010	3,369,030	37.30	3.32	$24,823,826

Vested and expected to vest at June 30, 2010	3,213,388	37.22	3.18	23,717,064

Exercisable at June 30, 2010	2,361,808	36.84	2.24	17,312,199

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $41.23 as of June 30, 2010. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $4.0 million and $7.2 million, respectively, compared to $32 thousand and $0.2 million for the comparable 2009 periods.

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	336,806	$39.55
Granted	156,343	47.92
Vested	(92,622)	39.42
Forfeited	(32,642)	32.63

Nonvested at June 30, 2010	367,885	43.81

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreements to resell and other short-term investment securities at June 30, 2010 and December 31, 2009, respectively:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Securities purchased under agreements to resell	$25,537	$58,242
Other short-term investment securities	18,069	—

Total securities purchased under agreements to resell and other short-term investment securities	$43,606	$58,242

In addition, as of June 30, 2010 and December 31, 2009, $3.7 billion and $3.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $234.6 million and $171.6 million, respectively.

5. Investment Securities

The major components of our investment securities portfolio at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010				December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,496	$1,082	$—	$26,578	$25,583	$464	$—	$26,047
U.S. agency debentures	1,267,370	12,666	—	1,280,036	887,008	5,188	(443)	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,519,265	48,410	—	1,567,675	1,413,817	14,050	(17,237)	1,410,630
Agency-issued collateralized mortgage obligations - fixed rate	1,263,073	34,587	(193)	1,297,467	1,360,790	17,142	(5,557)	1,372,375
Agency-issued collateralized mortgage obligations - variable rate	1,063,043	2,909	(288)	1,065,664	—	—	—	—
Non-agency mortgage-backed securities (1)	—	—	—	—	89,155	48	(5,507)	83,696
Commercial mortgage-backed securities (1)	—	—	—	—	48,440	468	(107)	48,801
Municipal bonds and notes	96,997	3,484	(50)	100,431	100,504	2,429	(56)	102,877
Marketable equity securities	445	5	(68)	382	1,795	219	(5)	2,009

Total available-for-sale securities	$5,235,689	$103,143	$(599)	$5,338,233	$3,927,092	$40,008	$(28,912)	$3,938,188

Non-marketable securities:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)				322,159				271,316
Other private equity investments (3)				94,980				96,577
Other investments (4)				960				1,143
Non-marketable securities (equity method accounting):
Other investments (5)				59,655				59,660
Low income housing tax credit funds				24,740				26,797
Non-marketable securities (cost method accounting):
Private equity fund investments (6)				101,488				86,019
Other private equity investments				12,357				12,019

Total non-marketable securities				616,339				553,531

Total investment securities				$5,954,572				$4,491,719

(1)	During the three months ended June 30, 2010, we sold all of our remaining non-agency residential and commercial mortgage-backed securities of $123.3 million. In addition, we sold all of our remaining agency-issued collateralized mortgage obligations of $34.6 million. The sales of these securities resulted in net gains of $1.1 million.

(2)	The following table shows the amount of private equity fund investments by the following consolidated funds and our ownership of each fund at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$49,226	12.6%	$50,508	12.6%
SVB Strategic Investors Fund II, LP	92,141	8.6	85,820	8.6
SVB Strategic Investors Fund III, LP	125,388	5.9	102,568	5.9
SVB Strategic Investors Fund IV, LP	23,986	5.0	13,677	5.0
SVB Capital Preferred Return Fund, LP	13,622	20.0	8,330	20.0
SVB Capital—NT Growth Partners, LP	15,121	33.0	10,413	33.0
SVB Capital Partners II, LP (i)	2,675	5.1	—	N/A

Total private equity fund investments	$322,159		$271,316

(i)	At June 30, 2010, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(3)	The following table shows the amount of private equity investments by the following consolidated funds and our ownership of each fund at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$20,058	10.7%	$24,023	10.7%
SVB Capital Partners II, LP	38,317	5.1	36,847	5.1
SVB India Capital Partners I, LP	36,605	14.4	35,707	14.4

Total other private equity investments	$94,980		$96,577

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At June 30, 2010 and December 31, 2009 we had a majority ownership interest of slightly more than 50.0% in the fund. Partners for Growth, LP is managed by a third party, and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amount of investments and our ownership of each fund at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$18,527	9.3%	$16,134	9.3%
Partners for Growth II, LP	10,459	24.2	13,059	24.2
Other investments	30,669	N/A	30,467	N/A

Total other investments	$59,655		$59,660

(i)	At June 30, 2010, we had a direct ownership interest of 4.8% in the fund and an indirect interest in the fund through our investment in GHLLC of 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.

(6)	Represents investments in 343 and 349 venture capital/private equity funds at June 30, 2010 and December 31, 2009, respectively, where our ownership interest is less than 5% of the voting interests of each such fund. For the three months ended June 30, 2010, we recognized other-than-temporary impairment (“OTTI”) losses of $0.6 million resulting from other-than-temporary declines in value for 24 of the 343 investments. For the six months ended June 30, 2010, we recognized OTTI losses of $0.9 million resulting from other-than-temporary declines in value for 38 of the 343 investments. The OTTI losses are included in net gains (losses) on investment securities, a component of noninterest income. For the remaining 305 investments at June 30, 2010, we concluded that declines in value, if any, were temporary and as such, no OTTI was required to be recognized. At June 30, 2010, the carrying value of these venture capital/private equity fund investments (cost method accounting) was $101.5 million, and the estimated fair value was $101.0 million.

The following table summarizes our unrealized losses on our available-for-sale investment securities into categories of less than 12 months, or 12 months or longer, at June 30, 2010:

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
(Dollars in thousands)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	$29,229	$(193)	$—	$—	$29,229	$(193)
Agency-issued collateralized mortgage obligations—variable rate	143,367	(288)	—	—	143,367	(288)
Municipal bonds and notes	10,962	(50)	—	—	10,962	(50)
Marketable equity securities	301	(68)	—	—	301	(68)

Total temporarily impaired securities (1)	$183,859	$(599)	$—	$—	$183,859	$(599)

(1)	As of June 30, 2010, we identified a total of 28 investments that were in unrealized loss positions. There were no investments with unrealized losses that have been in an impaired position for a period of time greater than 12 months. Unrealized losses are due primarily to increases in market spreads relative to spreads at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of June 30, 2010, it is more likely than not that we will not be required to sell any securities prior to recovery of our adjusted cost basis. Based on our analysis we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of June 30, 2010 are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2009:

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
(Dollars in thousands)
U.S. agency debentures	$287,621	$(443)	$—	$—	$287,621	$(443)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,034,781	(17,237)	—	—	1,034,781	(17,237)
Agency-issued collateralized mortgage obligations—fixed rate	321,388	(5,535)	1,392	(22)	322,780	(5,557)
Non-agency mortgage-backed securities	23,966	(195)	51,276	(5,312)	75,242	(5,507)
Commercial mortgage-backed securities	14,968	(107)	—	—	14,968	(107)
Municipal bonds and notes	11,908	(56)	—	—	11,908	(56)
Marketable equity securities	3	(5)	—	—	3	(5)

Total temporarily impaired securities	$1,694,635	$(23,578)	$52,668	$(5,334)	$1,747,303	$(28,912)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of June 30, 2010. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. Expected remaining maturities of U.S. treasury securities, U.S. agency debentures and mortgage-backed securities may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	June 30, 2010
	Total		One Year or Less		After One Year to Five Years		After Five Years to to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,578	2.39%	$—	—%	$26,578	2.39%	$—	—%	$—	—%
U.S. agency debentures	1,280,036	2.18	30,415	3.08	1,219,574	2.12	30,047	3.48	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,567,675	3.92	136	6.15	1,204	6.46	116,767	4.40	1,449,568	3.88
Agency-issued collateralized mortgage obligations—fixed rate	1,297,467	3.61	—	—	11,502	5.06	55,128	4.38	1,230,837	3.56
Agency-issued collateralized mortgage obligations—variable rate	1,065,664	0.76	—	—	—	—	—	—	1,065,664	0.76
Municipal bonds and notes	100,431	6.03	1,150	6.50	6,385	5.40	32,996	5.83	59,900	6.18

Total	$5,337,851	2.83	$31,701	3.22	$1,265,243	2.17	$234,938	4.48	$3,805,969	2.94

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross gains on investment securities:
Available-for-sale securities, at fair value	$3,101	$—	$3,132	$7
Marketable securities (investment company fair value accounting)	—	691	51	1,179
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	8,853	654	28,645	1,269
Other private equity investments	4,453	141	4,937	193
Other investments	—	249	27	613
Non-marketable securities (equity method accounting):
Other investments	598	2,245	2,141	2,809
Non-marketable securities (cost method accounting):
Private equity fund investments	243	235	558	301
Other private equity investments	—	—	—	22
Other investments	102	—	102	—

Total gross gains on investment securities	17,350	4,215	39,593	6,393

Gross losses on investment securities:
Available-for-sale securities, at fair value	(2,260)	(41)	(2,264)	(41)
Marketable securities (investment company fair value accounting)	(57)	(197)	(57)	(393)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(4,784)	(5,950)	(9,120)	(36,760)
Other private equity investments	(4,151)	(2,883)	(5,712)	(8,032)
Other investments	(79)	—	(79)	—
Non-marketable securities (equity method accounting):
Other investments	(612)	(1,163)	(613)	(1,283)
Non-marketable securities (cost method accounting):
Private equity fund investments	(602)	(701)	(939)	(1,649)
Other private equity investments	—	(30)	—	(30)

Total gross losses on investment securities	(12,545)	(10,965)	(18,784)	(48,188)

Gains (losses) on investment securities, net	$4,805	$(6,750)	$20,809	$(41,795)

Gains (losses) attributable to noncontrolling interests, including carried interest	$3,564	$(6,933)	$16,342	$(37,371)

6. Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $35.4 million and $34.9 million at June 30, 2010 and December 31, 2009, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Commercial loans (1)	$3,496,695	$3,603,639
Premium wine (2)	448,854	441,901
Community development loans (3)	59,802	59,926
Consumer and other (4)	444,838	442,628

Total loans, net of unearned income	$4,450,189	$4,548,094

(1)	Included within our commercial loans portfolio are business credit card loans to commercial clients. At June 30, 2010 and December 31, 2009, our business credit card loans portfolio totaled $29.5 million and $24.6 million, respectively.
(2)	Premium wine consists of loans for vineyard development, as well as working capital and equipment term loans to meet the needs of our clients’ premium wineries and vineyards. At June 30, 2010 and December 31, 2009, $310.5 million and $298.9 million, respectively, of such loans were secured by real estate.
(3)	Community development loans consist of low income housing loans made as part of our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(4)	Consumer and other loans consist primarily of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, loans for personal residences, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”). Loans secured by real estate at June 30, 2010, and December 31, 2009 were comprised of the following:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Loans for personal residence (i)	$88,912	$64,678
Home equity lines of credit (ii)	87,226	90,459
Loans to eligible employees (iii)	82,693	86,147

Consumer loans secured by real estate	$258,831	$241,284

(i)	Represents loans used to purchase, renovate or refinance personal residences.
(ii)	Represents home equity lines of credits, which may have been used to finance real estate investments.
(iii)	Represents loans made to eligible employees through our EHOP.

The activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning balance	$68,271	$110,010	$72,450	$107,396
Provision for loan losses	7,408	21,393	18,153	64,859
Gross loan charge-offs	(7,133)	(21,898)	(28,313)	(63,911)
Loan recoveries	3,243	968	9,499	2,129

Allowance for loan losses, ending balance	$71,789	$110,473	$71,789	$110,473

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. The recorded investment in impaired loans totaled $50.9 million and $50.2 million at June 30, 2010 and December 31, 2009, respectively. The recorded investment in impaired loans for which there was a related allowance for loan losses was $47.9 million and $47.0 million at June 30, 2010 and December 31, 2009, respectively, with related allowance for loan losses of $8.3 million and $8.9 million, respectively. The recorded investment in impaired loans for which there was no related allowance for loan losses was $3.0 million and $3.2 million at June 30, 2010 and December 31, 2009, respectively. Average impaired loans for the three and six months ended June 30, 2010 totaled $50.9 million and $50.6 million, respectively. Cash payments received related to these loans totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2010, respectively. Average impaired loans for the three and six months ended June 30, 2009 totaled $105.8 million and $100.4 million, respectively. Cash payments received related to these loans totaled $0.5 million and $0.7 million for the three and six months ended June 30, 2009, respectively. These payments were applied against the outstanding principal balance of the loans. We did not recognize any interest income related to impaired loans in either of the three and six months ended June 30, 2010 or 2009 during the time period that the loans were impaired. Loans past due 90 days or more still accruing interest were $0.3 million and $2.5 million at June 30, 2010 and December 31, 2009, respectively.

Included in the $50.9 million of impaired loans at June 30, 2010 are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. As of June 30, 2010, we had TDR’s of $28.5 million, which were comprised of $20.3 million in our consumer and other category, $7.1 million in our commercial loans category and $1.1 million in our community development loans category. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments. There were no commitments available for funding to the clients associated with these TDR’s as of June 30, 2010.

7. Goodwill

During the first quarter of 2009, we conducted an assessment of goodwill of eProsper, a data management services company in which we own a 65% interest, based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a noncash non tax-deductible charge to continuing operations during the first quarter of 2009. There was no remaining goodwill on our balance sheet as of June 30, 2010 or December 31, 2009.

8. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at June 30, 2010 and December 31, 2009:

(Dollars in thousands)	Maturity	June 30, 2010	December 31, 2009
Short-term borrowings:
Other short-term borrowings	(1)	$44,735	$38,755

Total short-term borrowings		$44,735	$38,755

Long-term debt:
5.70% senior notes (2)	June 1, 2012	$269,168	$269,793
6.05% subordinated notes (3)	June 1, 2017	290,487	276,541
3.875% convertible senior notes	April 15, 2011	248,134	246,991
7.0% junior subordinated debentures	October 15, 2033	55,636	55,986
4.99% long-term notes payable	(4)	6,385	7,339

Total long-term debt		$869,810	$856,650

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes.
(2)	At June 30, 2010 and December 31, 2009, included in the carrying value of our 5.70% senior notes are $19.3 million and $19.9 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(3)	At June 30, 2010 and December 31, 2009, included in the carrying value of our 6.05% subordinated notes are $40.9 million and $27.0 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(4)	Represents long-term notes payable related to one of our debt fund investments beginning April 30, 2009 with the last payment due in April 2012.

Interest expense related to short-term borrowings and long-term debt was $5.9 million and $11.5 million for the three and six months ended June 30, 2010, respectively, and $7.3 million and $15.5 million for the three and six months ended June 30, 2009, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements. The weighted average interest rates associated with our short-term borrowings as of June 30, 2010 and December 31, 2009 were 0.09 percent and 0.05 percent, respectively.

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

For the three and six months ended June 30, 2010, the effective interest rate for our 2008 Convertible Notes was 5.72 percent and 5.75 percent, respectively, and interest expense was $3.5 million and $7.1 million, respectively. For the three and six months ended June 30, 2009, the effective interest rate for our 2008 Convertible Notes was 5.73 percent and 5.77 percent, respectively, and interest expense was $3.5 million and $7.0 million, respectively. At June 30, 2010, the unamortized debt discount totaled $1.8 million, and will be amortized over the remaining contractual term of the debt.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2010, we had not borrowed against our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of agency-issued mortgage securities) at June 30, 2010 totaled $908.6 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2010 totaled $86.6 million, all of which was unused and available to support additional borrowings.

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

Net cash benefits associated with our interest rate swaps are recorded in “Interest Expense: Borrowings”, a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Increases from changes in fair value are included in “Other Assets” and decreases from changes in fair value are included in “Other Liabilities”. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Currency Exchange Risk

We enter into foreign exchange forward contracts to hedge against exposures of our loans that are denominated in foreign currencies to our clients, primarily in Pound Sterling, Euro, and Japanese Yen. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on the loans are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the loans are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in “Other Assets” and loss positions in “Other Liabilities”, while net changes in fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

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

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43. Similar to the conversion option of the excess value of the note, the hedge and warrant agreements are equity derivatives classified in stockholders’ equity. For the three and six months ended June 30, 2010 and 2009, there were no note conversions or exercises under the warrant agreement as the notes were not convertible.

For more information on the 2008 Convertible Notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2009 Form 10-K.

Other Derivative Instruments

Equity Warrant Assets

Our equity warrant assets are concentrated in private, venture-backed companies in the technology and life science industries. These warrant agreements contain net share settlement provisions, which permit us to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. We make valuation adjustments for estimated remaining life and marketability for warrants issued by private companies. Equity warrant assets are recorded at fair value in “Other Assets”, while changes in their fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Other Derivatives

We sell forward and option contracts to clients that wish to mitigate their foreign currency exposure. We hedge the currency risk from this business by entering into opposite way contracts with correspondent banks. This hedging relationship does not qualify for hedge accounting. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. We generally have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Increases from changes in fair value are included in “Other Assets” and decreases from changes in fair value are included in “Other Liabilities”. The net change in the fair value of these contracts is recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Counterparty Credit Risk

We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2010 and December 31, 2009, respectively, were as follows:

(Dollars in thousands)	Balance sheet location	June 30, 2010				December 31, 2009
		Notional or contractual amount	Fair value	Collateral (1)	Net exposure (2)	Notional or contractual amount	Fair value	Collateral (1)	Net exposure (2)
Derivatives designated as hedging instruments:
Interest Rate Risks:
Interest rate swaps	Other assets	$500,000	$60,171	$44,735	$15,436	$500,000	$46,895	$38,755	$8,140

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Foreign exchange forwards	Other assets	34,178	1,570	—	1,570	48,276	1,472	—	1,472
Foreign exchange forwards	Other liabilities	45,816	(885)	—	(885)	9,828	(85)	—	(85)

Net exposure			685	—	685		1,387	—	1,387

Other Derivative Instruments:
Equity warrant assets	Other assets	116,354	40,597	—	40,597	120,192	41,292	—	41,292

Other derivatives:
Foreign exchange forwards	Other assets	344,158	8,859	—	8,859	316,759	16,772	—	16,772
Foreign exchange forwards	Other liabilities	327,107	(9,004)	—	(9,004)	326,116	(15,593)	—	(15,593)
Foreign currency options	Other assets	161,594	1,945	—	1,945	1,819	192	—	192
Foreign currency options	Other liabilities	161,594	(1,945)	—	(1,945)	1,819	(192)	—	(192)

Net exposure			(145)	—	(145)		1,179	—	1,179

Net			$101,308	$44,735	$56,573		$90,753	$38,755	$51,998

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2010 remain at “A” or higher and there were no material changes in their credit ratings during the six months ended June 30, 2010.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

(Dollars in thousands)	Statement of income location	Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest Rate Risks:
Net cash benefit associated with interest rate swaps	Interest expense -borrowings	$6,087	$4,929	$12,588	$9,133
Changes in fair value of interest rate swap	Net gains (losses) on derivative instruments	—	—	—	(170)

Net gains associated with interest rate risk derivatives		$6,087	$4,929	$12,588	$8,963

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
(Losses) gains on foreign currency loan revaluations, net	Other noninterest income	$(916)	$4,657	$(2,946)	$1,980
Gains (losses) on foreign exchange forward contracts, net	Net gains (losses) on derivative instruments	1,332	(4,479)	3,378	(2,536)

Net gains (losses) associated with currency risk		$416	$178	$432	$(556)

Other Derivative Instruments:
(Losses) gains on equity warrant assets	Net gains (losses) on derivative instruments	$(333)	$1,184	$(689)	$729

Gains on client foreign exchange forward contracts, net	Net gains (losses) on derivative instruments	$327	$448	$619	$944

10. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Fund management fees	$2,698	$2,471	$5,396	$5,188
Service-based fee income (1)	2,622	2,116	4,618	3,945
Currency revaluation (losses) gains	(692)	1,068	326	108
(Losses) gains on foreign currency loans revaluation, net	(916)	4,657	(2,946)	1,980
Other	3,751	2,487	6,132	4,360

Total other noninterest income	$7,463	$12,799	$13,526	$15,581

(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

A summary of other noninterest expense for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Telephone	$1,090	$1,337	$2,230	$2,717
Tax credit fund amortization	1,005	1,164	2,057	2,293
Data processing services	925	1,118	1,902	2,130
Postage and supplies	603	905	1,074	2,163
Other	2,932	2,933	5,692	5,553

Total other noninterest expense	$6,555	$7,457	$12,955	$14,856

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

Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, our internal management reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. Our management reporting process measures the performance of our operating segments based on our internal operating structure, which is subject to change from time to time, and is not necessarily comparable with similar information for other financial services companies.

With respect to our operating segments, only Global Commercial Bank, Relationship Management and SVB Capital were determined to be separate reportable segments as of June 30, 2010.

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

•

Other Business Services includes the results of our Sponsored Debt Funds & Strategic Investments segment, which is comprised of (i) our sponsored debt funds: Gold Hill Funds, which provide secured debt to private companies of all stages, and Partners for Growth Funds, which provide secured debt primarily to mid-stage and late-stage clients, and (ii) certain strategic investments held by SVB Financial. Other Business Services also includes the results of SVB Analytics, which provides equity valuation and equity management services to private companies and venture capital firms. Effective January 1, 2010, SVB Analytics also includes the results of certain other business units that were previously reported as part of Reconciling Items.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results. The Reconciling Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income (loss) in the Reconciling Items column is primarily interest income recognized from our available-for-sale securities portfolio, partially offset by interest income transferred to the segments as part of FTP. Noninterest income in the Reconciling Items column is primarily attributable to noncontrolling interests and gains (losses) on equity warrant assets. Noninterest expense in the Reconciling Items column primarily consists of expenses associated with corporate support functions such as information technology, finance, human resources, loan and deposit operations, and legal, as well as certain corporate wide adjustments related to compensation expenses. Additionally, average assets in the Reconciling Items column primarily consist of cash and cash equivalents and our available-for-sale securities portfolio balances.

Our segment information for the three and six months ended June 30, 2010 and 2009 is as follows:

(Dollars in thousands)	Global Commercial Banking	Relationship Management	SVB Capital (1)	Other Business Services (1)	Reconciling Items	Total
Three months ended June 30, 2010
Net interest income (loss)	$85,873	$8,247	$—	$(17)	$12,333	$106,436
Provision for loan losses	(6,729)	(549)	—	—	(130)	(7,408)
Noninterest income	30,083	374	3,272	2,221	4,207	40,157
Noninterest expense (2)	(56,954)	(5,214)	(3,498)	(3,935)	(34,579)	(104,180)

Income (loss) before income tax expense (3)	$52,273	$2,858	$(226)	$(1,731)	$(18,169)	$35,005

Total average loans, net of unearned income	$3,183,912	$920,859	$—	$—	$7,269	$4,112,040
Total average assets	3,455,741	922,143	100,159	92,332	9,983,887	14,554,262
Total average deposits	11,706,549	214,446	—	—	(15,554)	11,905,441

Three months ended June 30, 2009
Net interest income (loss)	$91,105	$8,428	$(1)	$(54)	$(7,797)	$91,681
Provision for loan losses	(14,894)	(6,475)	—	—	(24)	(21,393)
Noninterest income (loss)	27,207	308	2,359	2,761	(4,360)	28,275
Noninterest expense	(46,948)	(3,384)	(3,290)	(3,045)	(32,345)	(89,012)

Income (loss) before income tax expense (3)	$56,470	$(1,123)	$(932)	$(338)	$(44,526)	$9,551

Total average loans, net of unearned income	$3,779,983	$965,767	$—	$—	$34,216	$4,779,966
Total average assets	3,887,478	967,229	92,621	75,723	5,904,915	10,927,966
Total average deposits	8,277,402	148,296	—	—	6,899	8,432,597

Six months ended June 30, 2010
Net interest income (loss)	$168,269	$16,474	$(1)	$(92)	$22,626	$207,276
Provision for loan losses	(17,480)	(567)	—	—	(106)	(18,153)
Noninterest income	57,724	687	7,852	5,648	17,519	89,430
Noninterest expense (2)	(112,331)	(9,667)	(6,902)	(7,294)	(66,562)	(202,756)

Income (loss) before income tax expense (3)	$96,182	$6,927	$949	$(1,738)	$(26,523)	$75,797

Total average loans, net of unearned income	$3,176,085	$924,326	$—	$—	$13,378	$4,113,789
Total average assets	3,450,157	925,782	103,018	92,557	9,491,067	14,062,581
Total average deposits	11,246,793	201,313	—	—	(9,182)	11,438,924

Six months ended June 30, 2009
Net interest income (loss)	$185,361	$17,315	$(3)	$(80)	$(19,401)	$183,192
Provision for loan losses	(57,709)	(7,124)	—	—	(26)	(64,859)
Noninterest income (loss)	53,661	611	1	4,358	(35,937)	22,694
Noninterest expense, excluding impairment of goodwill (2)	(88,921)	(6,886)	(6,636)	(6,157)	(63,460)	(172,060)
Impairment of goodwill	—	—	—	(4,092)	—	(4,092)

Income (loss) before income tax expense (3)	$92,392	$3,916	$(6,638)	$(5,971)	$(118,824)	$(35,125)

Total average loans, net of unearned income	$3,946,846	$977,738	$—	$—	$22,596	$4,947,180
Total average assets	4,052,566	979,350	89,112	75,013	5,497,448	10,693,489
Total average deposits	8,015,374	160,412	—	—	5,760	8,181,546

(1)	SVB Capital’s and Other Business Services’ components of net interest income (loss), noninterest income (loss), noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $1.0 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, and $2.1 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at June 30, 2010 and December 31, 2009, respectively:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Commitments available for funding: (1)
Fixed interest rate commitments	$501,296	$539,986
Variable interest rate commitments	4,778,068	4,798,740

Total commitments available for funding	$5,279,364	$5,338,726

Commitments unavailable for funding (2)	$1,275,232	$1,103,489

Maximum lending limits for accounts receivable factoring arrangements (3)	$627,749	$535,257
Reserve for unfunded credit commitments	14,200	13,331

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at June 30, 2010. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there was a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments

Financial standby letters of credit	$554,891	$38,157	$593,048	$593,048
Performance standby letters of credit	28,767	7,641	36,408	36,408
Commercial letters of credit	5,764	—	5,764	5,764

Total	$589,422	$45,798	$635,220	$635,220

At June 30, 2010 and December 31, 2009, deferred fees related to financial and performance standby letters of credit were $4.5 million and $3.9 million, respectively. At June 30, 2010, collateral in the form of cash of $220.3 million and investment securities of $17.5 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital/Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at June 30, 2010:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	396	5.1
SVB India Capital Partners I, LP	7,750	2,852	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund, LP	853	853	6.8
SVB Strategic Investors Fund, LP	15,300	1,530	12.6
SVB Strategic Investors Fund II, LP	15,000	3,750	8.6
SVB Strategic Investors Fund III, LP	15,000	6,450	5.9
SVB Strategic Investors Fund IV, LP	12,239	10,526	5.0
SVB Capital Preferred Return Fund, LP	10,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	5,256	33.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	—	9.3
Other Fund Investments (3)	148,811	44,009	N/A
New Fund Commitments (4)	210,871	142,684	N/A

Total	$528,382	$233,276

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(3)	Represents commitments to 329 venture capital/private equity funds where our ownership interest is generally less than 5% of the voting interests of each such fund.
(4)	Represents the investment commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form in the future.

The following table details the remaining unfunded commitments to venture capital/private equity funds by our consolidated managed funds of funds at June 30, 2010, which includes SVBFG’s unfunded commitments detailed above:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$3,397
SVB Strategic Investors Fund II, LP	20,984
SVB Strategic Investors Fund III, LP	111,289
SVB Strategic Investors Fund IV, LP	170,845
SVB Capital Preferred Return Fund, LP	49,889
SVB Capital—NT Growth Partners, LP	38,502

Total	$394,906

13. Income Taxes

At June 30, 2010, our unrecognized tax benefit was $0.4 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at June 30, 2010 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months, however, we do not expect the change to have a material impact on our financial position or our results of operations.

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

14. Fair Value of Financial Instruments

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our available-for-sale securities, derivative instruments and certain non-marketable investment securities are financial instruments recorded at fair value on a recurring basis.

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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent external pricing service providers. We review the methodologies used to determine the fair value, including understanding the nature and observability of the inputs used to determine the price. Additional corroboration, such as obtaining a non-binding price from a broker, may be required depending on the frequency of trades of the security and the level of liquidity or depth of the market. The valuation methodology that is generally used for the Level 2 assets is the income approach. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:

-	U.S. treasury securities: U.S. treasury securities are considered by most investors to be the most liquid fixed income investments available. These securities are priced relative to market prices on similar U.S. treasury securities.

-	U.S. agency debentures: Valuations of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. treasury securities.

-	Agency-issued mortgage-backed securities: Agency-issued mortgage-backed securities are pools of individual conventional mortgage loans underwritten to U.S. agency standards with similar coupon rates, tenor, and other attributes such as geographic location, loan size and origination vintage. Valuations of these securities are based on observable price adjustments relative to benchmark market interest rates taking into consideration estimated loan prepayment speeds.

-	Agency-issued collateralized mortgage obligations: Agency-issued collateralized mortgage obligations are structured into classes or tranches with defined cash flow characteristics and are collateralized by U.S. agency-issued mortgage pass-through securities. Valuations of these securities incorporate similar characteristics of mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. Valuations incorporate observable market spreads over an estimated average life after considering the inputs listed above.

-	Non-agency mortgage-backed securities: Valuations incorporate observable market spreads over an estimated average life after considering inputs such as coupon rate, tenor, geographic location, loan size and origination vintage, and estimated prepayment speeds. In the second quarter of 2010, we sold all of our remaining non-agency mortgage-backed securities.

-	Commercial mortgage-backed securities: Valuations of these securities are based on spreads to benchmark market interest rates (usually U.S. treasury rates or rates observable in the swaps market), prepayment speeds, loan default rate assumptions and loan loss severity assumptions on underlying loans. In the second quarter of 2010, we sold all of our remaining commercial mortgage-backed securities.

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

-	Interest rate swap assets: Valuations of interest rate swaps are priced considering the coupon rate of the fixed leg of the contract and the variable coupon on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve.

-	Foreign exchange forward and option contract assets and liabilities: Valuations of these assets and liabilities are priced based on spot and forward foreign currency rates and option volatility assumptions.

-	Equity warrant assets (public portfolio): Valuations of equity warrant assets of public portfolio companies are priced based on the Black-Scholes option pricing model that use the publicly-traded equity prices (underlying stock value), stated strike prices, option expiration dates, the risk-free interest rate and market-observable option volatility assumptions.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Below is a summary of the valuation techniques used for each class of Level 3 assets:

-	Private equity fund investments: Valuations are based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information available from the investee general partner, adjusted for any contributions paid during the interim period, distributions received from the investment during the interim period, or significant fund transactions or market events.

-	Other private equity investments: Valuations are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company issue, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment.

-	Other investments: Valuations are based on pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

-	Equity warrant assets (private portfolio): Valuations of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the underlying asset value, by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates of actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company.

For the three and six months ended June 30, 2010 and 2009, there were no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 during the three and six months ended June 30, 2010 and 2009 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio.

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

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,578	$—	$26,578
U.S. agency debentures	—	1,280,036	—	1,280,036
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,567,675	—	1,567,675
Agency-issued collateralized mortgage obligations (fixed)	—	1,297,467	—	1,297,467
Agency-issued collateralized mortgage obligations (variable)	—	1,065,664	—	1,065,664
Municipal bonds and notes	—	100,431	—	100,431
Marketable equity securities	382	—	—	382

Total available-for-sale securities	382	5,337,851	—	5,338,233

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	322,159	322,159
Other private equity investments	—	—	94,980	94,980
Other investments	—	—	960	960

Total non-marketable securities (investment company fair value accounting)	—	—	418,099	418,099

Other assets:
Marketable securities (investment company fair value accounting)	26	—	—	26
Interest rate swaps	—	60,171	—	60,171
Foreign exchange forward and option contracts	—	12,374	—	12,374
Equity warrant assets	—	1,964	38,633	40,597

Total assets (1)	$408	$5,412,360	$456,732	$5,869,500

Liabilities
Foreign exchange forward and option contracts	$—	$11,834	$—	$11,834

Total liabilities	$—	$11,834	$—	$11,834

(1)	Included in Level 2 and Level 3 assets are $0.1 million and $362.2 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,047	$—	$26,047
U.S. agency debentures	—	891,753	—	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,410,630	—	1,410,630
Agency-issued collateralized mortgage obligations (fixed)	—	1,372,375	—	1,372,375
Non-agency mortgage-backed securities	—	83,696	—	83,696
Commercial mortgage-backed securities	—	48,801	—	48,801
Municipal bonds and notes	—	102,877	—	102,877
Marketable equity securities	2,009	—	—	2,009

Total available-for-sale securities	2,009	3,936,179	—	3,938,188

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	271,316	271,316
Other private equity investments	—	—	96,577	96,577
Other investments	—	—	1,143	1,143

Total non-marketable securities (investment company fair value accounting)	—	—	369,036	369,036

Other assets:
Marketable securities (investment company fair value accounting)	33	—	—	33
Interest rate swaps	—	46,895	—	46,895
Foreign exchange forward and option contracts	—	18,436	—	18,436
Equity warrant assets	—	1,173	40,119	41,292

Total assets (1)	$2,042	$4,002,683	$409,155	$4,413,880

Liabilities
Foreign exchange forward and option contracts	$—	$15,870	$—	$15,870

Total liabilities	$—	$15,870	$—	$15,870

(1)	Included in Level 3 assets are $319.9 million attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2010 and 2009, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income		Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers Into Level 3	Transfers Out of Level 3 (1)	Ending Balance
		Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income
Three months ended June 30, 2010:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$301,445	$4,829	$(886)	$3,943	$16,771	$—	$—	$322,159
Other private equity investments	96,517	1,406	(1,995)	(589)	(948)	—	—	94,980
Other investments	996	—	(79)	(79)	43	—	—	960

Total non-marketable securities (investment company fair value accounting) (2)	398,958	6,235	(2,960)	3,275	15,866	—	—	418,099
Other assets:
Equity warrant assets (3)	38,759	788	(200)	588	(477)	—	(237)	38,633

Total assets	$437,717	$7,023	$(3,160)	$3,863	$15,389	$—	$(237)	$456,732

Three months ended June 30, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$218,366	$1,174	$(6,469)	$(5,295)	$12,821	$—	$—	$225,892
Other private equity investments	82,473	(907)	(1,124)	(2,031)	4,171	—	—	84,613
Other investments	1,276	—	249	249	(177)	—	—	1,348

Total non-marketable securities (investment company fair value accounting) (2)	302,115	267	(7,344)	(7,077)	16,815	—	—	311,853
Other assets:
Equity warrant assets (3)	43,012	(41)	(2,774)	(2,815)	928	—	(112)	41,013

Total assets	$345,127	$226	$(10,118)	$(9,892)	$17,743	$—	$(112)	$352,866

Six months ended June 30, 2010:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$271,316	$7,831	$11,567	$19,398	$31,445	$—	$—	$322,159
Other private equity investments	96,577	(560)	(214)	(774)	(823)	—	—	94,980
Other investments	1,143	—	(52)	(52)	(131)	—	—	960

Total non-marketable securities (investment company fair value accounting) (2)	369,036	7,271	11,301	18,572	30,491	—	—	418,099
Other assets:
Equity warrant assets (3)	40,119	1,637	(2,179)	(542)	(568)	—	(376)	38,633

Total assets	$409,155	$8,908	$9,122	$18,030	$29,923	$—	$(376)	$456,732

Six months ended June 30, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$242,645	$2,057	$(37,548)	$(35,491)	$18,738	$—	$—	$225,892
Other private equity investments	82,444	(1,430)	(6,133)	(7,563)	9,732	—	—	84,613
Other investments	1,547	—	616	616	(815)	—	—	1,348

Total non-marketable securities (investment company fair value accounting) (2)	326,636	627	(43,065)	(42,438)	27,655	—	—	311,853
Other assets:
Equity warrant assets (3)	41,699	169	(3,175)	(3,006)	2,531	—	(211)	41,013

Total assets	$368,335	$796	$(46,240)	$(45,444)	$30,186	$—	$(211)	$352,866

(1)	Transfers from Level 3 assets to Level 2 assets during the three and six months ended June 30, 2010 and 2009 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio.
(2)	Realized and unrealized gains (losses) are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(3)	Realized and unrealized gains (losses) are recorded on the line item “gains (losses) on derivative instruments, net” a component of noninterest income.

The following table presents the amount of unrealized (losses) gains included in earnings attributable to Level 3 assets still held at June 30, 2010:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$(886)	$11,567
Other private equity investments	(832)	(1,066)
Other investments	(79)	(52)

Total non-marketable securities (investment company fair value accounting) (1)	(1,797)	10,449
Other assets:
Equity warrant assets (2)	569	492

Total unrealized (losses) gains	$(1,228)	$10,941

(1)	Unrealized (losses) gains are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Unrealized gains are recorded on the line item “gains (losses) on derivative instruments, net” a component of noninterest income.

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

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting). The fair value of other investments (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting) is based on financial information obtained as the investor or obtained from the fund investments’ or debt fund investments’ respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our private equity fund investments and debt fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st, for our June 30th interim consolidated financial statements, adjusted for any contributions paid during the second quarter, distributions received from the investment during the second quarter, or significant fund transactions or market events, if any. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

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

Short-Term Borrowings

Short-term borrowings at June 30, 2010 and December 31, 2009 include cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes. The carrying amount is a reasonable estimate of fair value.

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

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at June 30, 2010 and December 31, 2009. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of June 30, 2010 and December 31, 2009. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Non-marketable securities (cost and equity method accounting)	$198,240	$206,327	$184,495	$186,065
Net loans	4,378,400	4,382,539	4,475,644	4,499,058
Financial liabilities:
Other short-term borrowings	44,735	44,735	38,755	38,755
Deposits	12,140,413	12,139,269	10,331,937	10,331,381
5.70% senior notes (1) (2)	269,168	279,961	269,793	273,843
6.05% subordinated notes (1) (2)	290,487	295,770	276,541	259,598
3.875% convertible senior notes	248,134	254,903	246,991	264,595
7.0% junior subordinated debentures (2)	55,636	45,175	55,986	42,082
Other long-term debt	6,385	6,385	7,339	7,339
Off-balance sheet financial assets:
Commitments to extend credit	—	15,649	—	15,398

(1)	At June 30, 2010, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $19.3 million and $40.9 million, respectively related to the fair value of the interest rate swaps associated with the notes.

(2)	At December 31, 2009, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $19.9 million and $27.0 million, respectively related to the fair value of the interest rate swaps associated with the notes.

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

Our investments in debt funds and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions to be received through initial public offerings (“IPOs”) and merger and acquisition (“M&A”) activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st, for our June 30th interim consolidated financial statements, adjusted for any contributions paid during the second quarter, distributions received from the investment during the second quarter, or significant fund transactions or market events.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2010:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)	$322,159	$394,906
Non-marketable securities (equity method accounting):
Other investments (2)	55,382	23,083
Non-marketable securities (cost method accounting):
Private equity fund investments (3)	101,026	168,560

Total	$478,567	$586,549

(1)	Private equity fund investments within non-marketable securities (investment company fair value accounting) include investments made by our managed funds of funds including SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, SVB Strategic Investors Fund III, LP, SVB Strategic Investors Fund IV, LP, SVB Capital – NT Growth Partners, LP, and SVB Capital Preferred Return Fund, LP and one of our co-investment funds, SVB Capital Partners II, LP. These investments represent investments in private equity and venture capital funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under investment company fair value accounting are $276.0 million and $374.1 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 12 years, depending on the age of the funds.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and private equity and venture capital fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.
(3)	Private equity fund investments within non-marketable securities (cost method accounting) include investments in private equity and venture capital fund investments that invest primarily in U.S. and global technology and life sciences companies. Included in the $168.6 million is $142.7 million of unfunded commitments made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form in the future, which have not been funded or called. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.

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

16. Related Parties

SVB Financial has a commitment under a partially-syndicated revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit is secured and bears an interest rate of prime plus one percent. In April 2010, SVB Financial decreased the revolving line of credit facility to Gold Hill from a total commitment amount of $75.0 million to $15.0 million. Of the $15.0 million, $6.2 million or 41.2% is syndicated to another lender. The highest outstanding balance under SVB Financial’s portion of the facility for the six months ended June 30, 2010 and 2009 was $9.7 million and $37.6 million, respectively. At June 30, 2010 and December 31, 2009, SVB Financial’s portion of Gold Hill’s outstanding balance totaled $1.0 million and $8.8 million, respectively. The line of credit matures in May 2011.

During the six months ended June 30, 2010, the Bank made loans to related parties, including companies with which certain of our directors are affiliated. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectability or present other unfavorable features.

17. Subsequent Events

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

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	Market and economic conditions (including levels of public offering, mergers/acquisitions and venture capital financing activities) and the associated impact on us

•	The sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent of which capital may be used or required

•	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

•	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity

•	The realization, timing, valuation and performance of equity or other investments

•	Our intention to sell our investment securities prior to recovery of our cost basis, or the likelihood of such

•	Expected cash requirements of unfunded commitments to certain investments, including capital calls

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

•	Distributions of private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	Payment upon conversion of convertible debt instruments

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The effect of application of certain accounting pronouncements

•	The effect of lawsuits and claims

•	Meeting internal performance targets for 2010 with respect to incentive compensation expenses

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

Management’s Overview of Second Quarter 2010 Performance

We recorded net income available to common stockholders for the three months ended June 30, 2010 of $21.1 million, or $0.50 per diluted common share. For the second quarter of 2010, we saw period-end loan growth for the first time in the past six quarters, increasing by $244.9 million to $4.5 billion at June 30, 2010, compared to $4.2 billion at March 31, 2010. We also saw higher overall credit quality and a strong increase in our net interest income due to increased interest income from investment securities, which was supported by the continued growth in deposits. Our deposit growth is reflective of our clients’ desire to maintain short-term liquidity and a lack of attractive market investment opportunities. Our deposit growth significantly raised our cash levels, and we continued to increase our available-for-sale securities portfolio, investing in agency-issued collateralized mortgage obligations.

Highlights of our second quarter 2010 financial results (compared to the second quarter of 2009, where applicable) included the following:

•	Growth in average deposit balances of $3.5 billion, or 41.2 percent, of which $2.1 billion was from noninterest-bearing demand deposits.

•

Growth of $3.4 billion in average interest-earning investment securities to $5.2 billion, which have increased as a result of our continued deposit growth. Period-end interest-earning investment securities were $5.3 billion.

•

An increase in net interest income (fully taxable equivalent basis) of $14.7 million, primarily due to an increase in our average interest-earning investment portfolio, as well as lower interest expense on deposits and long-term debt due to the low interest rate environment. This increase was partially offset by a decrease in interest income from loans due to a decrease in average loan balances.

•

A lower provision for loan losses of $7.4 million, a decrease of $14.0 million compared to the second quarter of 2009. Net charge-offs were $3.9 million, a decrease of $17.0 million compared to the second quarter of 2009. Please refer to “Results of Operations – Provision for Loan Losses” below for further details on our provision for loan losses.

•

Period-end loans were $4.5 billion, which included the addition of 375 new loan clients during the second quarter of 2010, resulting in $271.1 million in new funded loans. Average loan balances for the second quarter of 2010 decreased by $667.9 million, or 14.0 percent, as compared to the second quarter of 2009.

•

A decrease of 51 basis points in our net interest margin to 3.20 percent, primarily due to significant growth of our deposits, the majority of which were invested in interest-earning investment securities. These declines in our net interest margin were partially offset by a decrease in interest expense from deposits and borrowings due to low market rates.

•

An increase of $11.9 million in noninterest income to $40.2 million, primarily due to net gains on investment securities of $4.8 million for the three months ended June 30, 2010, compared to net losses of $6.8 million for the comparable 2009 period.

•

An increase of $15.2 million in noninterest expense to $104.2 million, primarily due to an increase of $10.5 million in incentive compensation and Employee Stock Ownership Plan (“ESOP”) expenses. Incentive compensation and ESOP expenses for the second quarter 2010 reflect our current expectation that we will meet our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not meet our internal performance targets.

•

On June 16, 2010, we repurchased the warrant issued to the U.S. Treasury in connection with our previous participation in the Capital Purchase Program (“CPP”). The total cash repurchase price was $6.8 million, which reduced our stockholders’ equity by $6.8 million. The repurchase did not have any impact on our net income available to common stockholders or diluted earnings per share.

The key highlights of our performance for the three and six months ended June 30, 2010 and 2009, respectively, were as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data and ratios)	2010	2009	% Change		2010	2009	% Change
Income Statement:
Diluted earnings (loss) per share	$0.50	$0.24	108.3%		$0.94	$(0.12)	NM	%
Net income attributable to SVBFG	21,120	11,338	86.3		39,677	3,103	NM
Net income (loss) available to common stockholders	21,120	7,793	171.0		39,677	(3,978)	NM
Net interest income	106,436	91,681	16.1		207,276	183,192	13.1
Net interest margin	3.20%	3.71%	(51	) bps	3.25%	3.83%	(58	) bps
Provision for loan losses	$7,408	$21,393	(65.4)%		$18,153	$64,859	(72.0)%
Noninterest income (1)	40,157	28,275	42.0		89,430	22,694	NM
Noninterest expense (2)	104,180	89,012	17.0		202,756	176,152	15.1
Balance Sheet:
Average loans, net of unearned income	$4,112,040	$4,779,966	(14.0)%		$4,113,789	$4,947,180	(16.8)%
Average noninterest-bearing demand deposits	7,204,744	5,132,849	40.4		6,959,200	4,886,071	42.4
Average interest-bearing deposits	4,700,697	3,299,748	42.5		4,479,724	3,295,475	35.9
Average total deposits	11,905,441	8,432,597	41.2		11,438,924	8,181,546	39.8
Ratios:
Return on average common SVBFG stockholders’ equity (annualized) (3)	7.06%	3.95%	78.7%		6.77%	(1.02)%	NM	%
Return on average assets (annualized) (4)	0.58	0.42	38.1		0.57	0.06	NM
Book value per common share (5)	29.53	24.04	22.8		29.53	24.04	22.8
Operating efficiency ratio (6)	70.82	73.86	(4.1)		68.10	85.09	(20.0)
Allowance for loan losses as a percentage of total period-end gross loans	1.60	2.26	(66	) bps	1.60	2.26	(66	) bps
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.69	1.82	(113	) bps	1.38	2.58	(120	) bps
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.38	1.74	(136	) bps	0.91	2.50	(159	) bps
Other Statistics:
Average SVB prime lending rate	4.00%	4.00%	—	bps	4.00%	4.00%	—	bps
Average full-time equivalent employees	1,277	1,258	1.5%		1,274	1,258	1.3%
Period end full-time equivalent employees	1,289	1,260	2.3		1,289	1,260	2.3
Non-GAAP measures:
Non-GAAP net income available to common stockholders (7)	$21,120	$7,793	171.0%		$39,677	$114	NM	%
Non-GAAP diluted earnings per common share (7)	0.50	0.24	108.3		0.94	—	—
Non-GAAP operating efficiency ratio (8)	70.27%	68.05%	3.3		70.00%	68.04%	2.9
Non-GAAP noninterest income, net of noncontrolling interest (9)	$37,236	$34,372	8.3		$72,618	$59,383	22.3
Non-GAAP noninterest expense, net of noncontrolling interest (8)	101,300	86,164	17.6		196,645	165,825	18.6
Tangible common equity to tangible assets (10)	8.29%	6.94%	19.5		8.29%	6.94%	19.5
Tangible common equity to risk-weighted assets (10)	15.95	10.54	51.3		15.95	10.54	51.3

(1)	Noninterest income included net gains of $2.9 million and $16.8 million attributable to noncontrolling interests for the three and six months ended June 30, 2010, respectively, compared to net losses of $6.1 million and $36.7 million for the comparable 2009 periods. See “Results of Operations – Noninterest Income” for a description of noninterest income (loss) attributable to noncontrolling interests.
(2)	Noninterest expense included $2.9 million and $6.1 million attributable to noncontrolling interests for the three and six months ended June 30, 2010, respectively, compared to $2.8 million and $6.2 million for the comparable 2009 periods. See “Results of Operations – Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(3)	Ratio represents annualized consolidated net income (loss) available to common stockholders divided by quarterly average SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity) and year-to-date average SVBFG stockholders’ equity (excluding preferred equity).
(4)	Ratio represents annualized consolidated net income attributable to SVBFG divided by quarterly average assets and year-to-date average assets.
(5)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity (excluding preferred equity) by total outstanding common shares.
(6)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable-equivalent income.
(7)	To supplement our unaudited condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP measures. See below for a reconciliation of non-GAAP net income and non-GAAP diluted earnings per common share.

(8)	See “Results of Operations – Noninterest Expense” for a description and reconciliation of the non-GAAP operating efficiency ratio and non-GAAP noninterest expense.
(9)	See “Results of Operations – Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(10)	See “Capital Resources – Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share

We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes non-cash charges relating to impairment of goodwill. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP net income and non-GAAP diluted earnings per common share for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share amounts)	2010	2009	2010	2009
Net income (loss) available to common stockholders	$21,120	$7,793	$39,677	$(3,978)
Impairment of goodwill (1)	—	—	—	4,092

Non-GAAP net income available to common stockholders	$21,120	$7,793	$39,677	$114

GAAP earnings (loss) per common share — diluted	$0.50	$0.24	$0.94	$(0.12)
Impact of impairment of goodwill (1)	—	—	—	0.12

Non-GAAP earnings per common share — diluted	$0.50	$0.24	$0.94	$—

Weighted average diluted common shares outstanding	42,475,959	33,078,367	42,339,867	32,960,239

(1)	Non-tax deductible goodwill impairment charge for eProsper recognized in the first quarter of 2009.

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

There have been no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2009 Form 10-K.

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

	2010 Compared to 2009			2010 Compared to 2009
	Three months ended June 30, Increase (decrease) due to change in			Six months ended June 30, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$515	$(115)	$400	$1,567	$(703)	$864
Investment securities (taxable)	25,303	(5,246)	20,057	47,188	(9,715)	37,473
Investment securities (non-taxable)	(84)	(36)	(120)	(197)	(64)	(261)
Loans, net of unearned income	(12,156)	3,466	(8,690)	(30,040)	7,041	(22,999)

Increase (decrease) in interest income, net	13,578	(1,931)	11,647	18,518	(3,441)	15,077

Interest expense:
NOW deposits	—	2	2	9	8	17
Regular money market deposits	(12)	(66)	(78)	(53)	(226)	(279)
Bonus money market deposits	623	(773)	(150)	1,031	(1,989)	(958)
Money market deposits in foreign offices	38	(50)	(12)	56	(189)	(133)
Time deposits	(23)	(124)	(147)	(115)	(269)	(384)
Sweep deposits	1,132	(2,485)	(1,353)	2,476	(5,659)	(3,183)

Total increase (decrease) in deposits expense	1,758	(3,496)	(1,738)	3,404	(8,324)	(4,920)
Short-term borrowings	—	4	4	(1)	(1)	(2)
3.875% convertible senior notes	32	(4)	28	66	(17)	49
Junior subordinated debentures	(4)	(58)	(62)	(3)	(276)	(279)
Senior and subordinated notes	(44)	(1,041)	(1,085)	(135)	(3,021)	(3,156)
Other long-term debt	(399)	186	(213)	(1,038)	431	(607)

Total decrease in borrowings expense	(415)	(913)	(1,328)	(1,111)	(2,884)	(3,995)

Increase (decrease) in interest expense, net	1,343	(4,409)	(3,066)	2,293	(11,208)	(8,915)

Increase (decrease) in net interest income	$12,235	$2,478	$14,713	$16,225	$7,767	$23,992

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended June 30, 2010 and 2009

Net interest income increased by $14.7 million to $106.9 million for the three months ended June 30, 2010, compared to $92.2 million for the comparable 2009 period. Overall, we saw an increase in our net interest income primarily due to growth in our interest-earning investment portfolio, which has increased as a result of our continued growth in deposits. In addition, we saw an increase in net interest income due to the low interest rate environment, which lowered our costs on deposits and London Interbank Offered Rates (“LIBOR”) rates underlying our long-term debt. Although our cost of funding benefited from the low interest rate environment, higher deposit balances and lower loan balances offset the overall increase in our net interest income.

The main factors affecting interest income and interest expense for the three months ended June 30, 2010, compared to the comparable 2009 period are discussed below:

•	Interest income for the three months ended June 30, 2010 increased by $11.6 million primarily due to:

¡

A $19.9 million increase in interest income on interest-earning investment securities, primarily related to the growth in average balances of $3.4 billion due to new investments, which were purchased as a result of our continued deposit growth. The increase in interest income from growth in average balances was partially offset by the fact that these new purchases were primarily in lower yielding securities due to the current low interest rate environment. Purchases of new investments in the second quarter of 2010 included $1.1 billion in variable rate agency-issued collateralized mortgage obligations.

¡

This increase was partially offset by an $8.7 million decrease in interest income on loans driven principally by a $667.9 million decrease in average loan balances for the three months ended June 30, 2010, compared to the comparable 2009 period, reflecting efforts by some clients to deleverage their businesses, as well as from decreases in loans to venture capital/private equity clients for capital calls.

•	Interest expense for the three months ended June 30, 2010 decreased by $3.1 million primarily due to:

¡

A decrease in interest expense from interest-bearing deposits of $1.7 million, primarily related to a decrease in deposit interest rates due to declining market rates and our decision to lower rates throughout 2009 and in the first quarter of

2010. This decrease was partially offset by an increase in interest expense due to a $1.4 billion increase in average interest-bearing deposit balances.

¡	A decrease in interest expense of $1.3 million related to our long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes.

Six months ended June 30, 2010 and 2009

Net interest income increased by $24.0 million to $208.3 million for the six months ended June 30, 2010, compared to $184.3 million for the comparable 2009 period. Overall, we saw an increase in our net interest income primarily due to growth in our interest-earning investment portfolio, which has increased as a result of our continued growth in deposits. In addition, we saw an increase in net interest income due to the low interest rate environment, which lowered our costs on deposits and LIBOR rates underlying our long-term debt. Although our cost of funding benefited from the low interest rate environment, higher deposit balances and lower loan balances decreased our net interest income.

The main factors affecting interest income and interest expense for the six months ended June 30, 2010, compared to the comparable 2009 period are discussed below:

•	Interest income for the six months ended June 30, 2010 increased by $15.1 million primarily due to:

¡

A $37.2 million increase in interest income on interest-earning investment securities, primarily related to the growth in average balances of $3.0 billion due to new investments, which were purchased as a result of our continued deposit growth. The increase in interest income from growth in average balances was partially offset by the fact that these new purchases were primarily in lower yielding securities due to the current low interest rate environment.

¡

This increase was partially offset by a $23.0 million decrease in interest income on loans driven principally by a $833.4 million decrease in average loan balances for the six months ended June 30, 2010, compared to the comparable 2009 period, reflecting efforts by some clients to deleverage their businesses.

•	Interest expense for the six months ended June 30, 2010 decreased by $8.9 million primarily due to:

¡

A decrease in interest expense from interest-bearing deposits of $4.9 million, primarily related to a decrease in deposit interest rates due to declining market rates and our decision to lower rates throughout 2009 and in the first quarter of 2010. This decrease was partially offset by a $1.2 billion increase in average interest-bearing deposits.

¡	A decrease in interest expense of $4.0 million related to our long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes.

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 3.20 percent and 3.25 percent for the three and six months ended June 30, 2010, compared to 3.71 percent and 3.83 percent for the comparable 2009 periods. The decreases in net interest margin were primarily due to significant growth of our deposits, the majority of which were invested in interest-earning investment securities, as well as decreases in average loan balances. These declines in our net interest margin were partially offset by a decrease in rates paid on our deposits and borrowings due to a decrease in market rates.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2010 and 2009 respectively.

Average Balances, Rates and Yields for the Three Months Ended June 30, 2010 and 2009

	Three months ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$4,093,873	$2,885	0.28%	$3,369,317	$2,485	0.30%
Investment securities: (2)
Taxable	5,093,883	36,851	2.90	1,729,648	16,794	3.89
Non-taxable (3)	97,462	1,463	6.02	103,017	1,583	6.16
Total loans, net of unearned income (4)	4,112,040	75,558	7.37	4,779,966	84,248	7.07

Total interest-earning assets	13,397,258	116,757	3.50	9,981,948	105,110	4.23

Cash and due from banks	227,595			198,361
Allowance for loan losses	(75,637)			(112,647)
Other assets (5)	1,005,046			860,304

Total assets	$14,554,262			$10,927,966

Funding sources:
Interest-bearing liabilities:
NOW deposits	$41,070	$39	0.38%	$40,775	$37	0.36%
Regular money market deposits	141,471	97	0.28	152,894	175	0.46
Bonus money market deposits	1,508,090	1,150	0.31	908,884	1,300	0.57
Money market deposits in foreign offices	82,451	66	0.32	49,181	78	0.64
Time deposits	354,078	474	0.54	368,856	621	0.68
Sweep deposits	2,573,537	2,041	0.32	1,779,158	3,394	0.77

Total interest-bearing deposits	4,700,697	3,867	0.33	3,299,748	5,605	0.68
Short-term borrowings	45,712	24	0.21	45,846	20	0.17
3.875% convertible senior notes	247,756	3,534	5.72	245,522	3,506	5.73
Junior subordinated debentures	55,665	831	5.99	55,938	893	6.40
Senior and subordinated notes	553,169	1,490	1.08	562,990	2,575	1.83
Other long-term debt	6,974	63	3.62	80,945	276	1.37

Total interest-bearing liabilities	5,609,973	9,809	0.70	4,290,989	12,875	1.20
Portion of noninterest-bearing funding sources	7,787,285			5,690,959

Total funding sources	13,397,258	9,809	0.30	9,981,948	12,875	0.52

Noninterest-bearing funding sources:
Demand deposits	7,204,744			5,132,849
Other liabilities	156,182			181,421
SVBFG stockholders’ equity	1,200,213			1,014,192
Noncontrolling interests	383,150			308,515
Portion used to fund interest-earning assets	(7,787,285)			(5,690,959)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$14,554,262			$10,927,966

Net interest income and margin		$106,948	3.20%		$92,235	3.71%

Total deposits	$11,905,441			$8,432,597

Average SVBFG stockholders’ equity as a percentage of average assets			8.25%			9.28%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(512)			(554)

Net interest income, as reported		$106,436			$91,681

(1)	Includes average interest-bearing deposits in other financial institutions of $215.4 million and $174.2 million for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, balances also include $3.8 billion and $3.1 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $657.2 million and $470.4 million for the three months ended June 30, 2010 and 2009, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2010 and 2009

	Six months ended June 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$4,204,475	$5,725	0.27%	$3,099,153	$4,861	0.32%
Investment securities: (2)
Taxable	4,505,800	69,118	3.09	1,544,728	31,645	4.13
Non-taxable (3)	98,206	2,955	6.07	104,701	3,216	6.19
Total loans, net of unearned income (4)	4,113,789	149,500	7.33	4,947,180	172,499	7.03

Total interest-earning assets	12,922,270	227,298	3.55	9,695,762	212,221	4.41

Cash and due from banks	232,615			259,482
Allowance for loan losses	(76,837)			(112,090)
Goodwill	—			2,013
Other assets (5)	984,533			848,322

Total assets	$14,062,581			$10,693,489

Funding sources:
Interest-bearing liabilities:
NOW deposits	$51,382	$103	0.40%	$46,496	$86	0.37%
Regular money market deposits	145,412	201	0.28	165,924	480	0.58
Bonus money market deposits	1,371,961	2,080	0.31	947,246	3,038	0.65
Money market deposits in foreign offices	72,300	119	0.33	56,791	252	0.89
Time deposits	338,862	967	0.58	372,823	1,351	0.73
Sweep deposits	2,499,807	4,062	0.33	1,706,195	7,245	0.86

Total interest-bearing deposits	4,479,724	7,532	0.34	3,295,475	12,452	0.76
Short-term borrowings	45,193	39	0.17	46,442	41	0.18
3.875% convertible senior notes	247,477	7,060	5.75	245,157	7,011	5.77
Junior subordinated debentures	55,815	1,400	5.06	55,930	1,679	6.05
Senior and subordinated notes	552,554	2,826	1.03	565,583	5,982	2.13
Other long-term debt	7,154	131	3.69	91,050	738	1.63

Total interest-bearing liabilities	5,387,917	18,988	0.71	4,299,637	27,903	1.31
Portion of noninterest-bearing funding sources	7,534,353			5,396,125

Total funding sources	12,922,270	18,988	0.30	9,695,762	27,903	0.58

Noninterest-bearing funding sources:
Demand deposits	6,959,200			4,886,071
Other liabilities	166,177			183,124
SVBFG stockholders’ equity	1,181,674			1,011,164
Noncontrolling interests	367,613			313,493
Portion used to fund interest-earning assets	(7,534,353)			(5,396,125)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$14,062,581			$10,693,489

Net interest income and margin		$208,310	3.25%		$184,318	3.83%

Total deposits	$11,438,924			$8,181,546

Average SVBFG stockholders’ equity as a percentage of average assets			8.40%			9.46%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,034)			(1,126)

Net interest income, as reported		$207,276			$183,192

(1)	Includes average interest-bearing deposits in other financial institutions of $192.8 million and $177.1 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, balances also include $4.0 billion and $2.8 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $628.5 million and $468.7 million for the six months ended June 30, 2010 and 2009, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. The following table summarizes our allowance for loan losses for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning balance	$68,271	$110,010	$72,450	$107,396
Provision for loan losses	7,408	21,393	18,153	64,859
Gross loan charge-offs	(7,133)	(21,898)	(28,313)	(63,911)
Loan recoveries	3,243	968	9,499	2,129

Allowance for loan losses, ending balance	$71,789	$110,473	$71,789	$110,473

Provision as a percentage of total gross loans (annualized)	0.66%	1.76%	0.82%	2.68%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.69	1.82	1.38	2.58
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.38	1.74	0.91	2.50
Allowance for loan losses as a percentage of period-end total gross loans	1.60	2.26	1.60	2.26
Period-end total gross loans	$4,485,562	$4,886,040	$4,485,562	$4,886,040
Average total gross loans	4,144,210	4,820,855	4,146,683	4,989,385

Our provision for loan losses was $7.4 million for the three months ended June 30, 2010, a decrease of $14.0 million compared to the comparable 2009 period. The decrease was primarily due to a decrease in net charge-offs of $17.0 million, a decrease in loan balances and continuing improvement in credit quality. Gross loan charge-offs of $7.1 million for the three months ended June 30, 2010 were primarily from our hardware and software client portfolios. Gross loan charge-offs included $2.7 million of loans that were previously included as nonperforming loans. Loan recoveries of $3.2 million for the three months ended June 30, 2010 were primarily from our life science and software client portfolios.

Our provision for loan losses was $18.2 million for the six months ended June 30, 2010, a decrease of $46.7 million compared to the comparable 2009 period. Gross loan charge-offs of $28.3 million for the six months ended June 30, 2010 were primarily from our life science, hardware and software client portfolios. Gross loan charge-offs included $6.8 million of loans that were previously included as nonperforming loans. Loan recoveries of $9.5 million for the six months ended June 30, 2010 were primarily from our software and life science client portfolios.

Overall, our allowance for loan losses of $71.8 million at June 30, 2010 has decreased significantly since the peak of $110.5 million at June 30, 2009. The decrease reflects both a decrease in our loan balances, as well as continuing improvement in credit quality trends in our loan portfolio as reflected by the charge-off of certain large nonperforming loans (which had been specifically reserved for) and an overall reduction of 54.0 percent in nonperforming loans and 39.8 percent in classified loans since the second quarter of 2009. As such, we believe our current allowance for loan losses of $71.8 million (1.60 percent of total gross loans) is adequate.

Noninterest Income

A summary of noninterest income for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Gains (losses) on investment securities, net	$4,805	$(6,750)	(171.2)%	$20,809	$(41,795)	(149.8)%
Foreign exchange fees	8,255	7,617	8.4	17,116	15,083	13.5
Deposit service charges	7,734	6,590	17.4	14,959	13,413	11.5
Client investment fees	4,941	5,580	(11.5)	8,881	11,828	(24.9)
Credit card fees	3,027	2,957	2.4	5,714	4,396	30.0
Letters of credit and standby letters of credit income	2,606	2,329	11.9	5,117	5,221	(2.0)
Gains (losses) on derivative instruments, net	1,326	(2,847)	(146.6)	3,308	(1,033)	NM
Other	7,463	12,799	(41.7)	13,526	15,581	(13.2)

Total noninterest income	$40,157	$28,275	42.0	$89,430	$22,694	NM

NM-	Not meaningful

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Sponsored Debt Funds & Strategic Investments, the entire income or loss from funds where we own significantly less than 100%. We also recognize, as part of our equity valuation business through SVB Analytics, the results of eProsper, of which we own 65%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income and net gains (losses) on investment securities, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
GAAP noninterest income	$40,157	$28,275	42.0%	$89,430	$22,694	NM	%
Less: income (losses) attributable to noncontrolling interests, including carried interest	2,921	(6,097)	(147.9)	16,812	(36,689)	(145.8)

Non-GAAP noninterest income, net of noncontrolling interests	$37,236	$34,372	8.3	$72,618	$59,383	22.3

NM-	Not meaningful

Gains (Losses) on Investment Securities, Net

We experience variability in the performance of our private equity and venture capital investments from quarter to quarter due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. Throughout 2009, as a result of the economic downturn, the valuations of our investments were affected by a more challenging venture capital environment and a significant slowdown of merger and acquisition (“M&A”) activities and initial public offerings (“IPOs”) among our portfolio companies. In the first half of 2010, we began to see improving venture capital investment levels and increased M&A and IPO activity among these portfolio companies.

The net gains of $4.8 million for the three months ended June 30, 2010 were primarily due to the following:

•

Net gains of $3.7 million from our non-marketable securities, primarily due to realized gains of $4.8 million from distributions from our managed funds of funds and realized gains of $1.4 million primarily from the acquisition of a portfolio company held by one of our managed co-investment funds. In addition, we recorded $3.6 million of unrealized gains from valuation adjustments primarily from two of our managed funds of funds and one of our co-investment funds. These gains were partially offset by $5.5 million in reclassifications of previously recorded unrealized gains to realized gains related to the above mentioned distributions and portfolio company acquisition.

•

Net gains of $1.1 million from the sale of $157.9 million of securities in our available-for-sale securities portfolio. These securities included all of our remaining non-agency residential and commercial mortgage-backed securities of $123.3 million, as well as agency-issued collateralized mortgage obligations of $34.6 million.

The net gains of $20.8 million for the six months ended June 30, 2010 were primarily due to unrealized gains of $10.5 million from our managed funds of funds primarily as a result of higher valuations and realized gains of $7.8 million from distributions to our managed funds of funds.

The following tables provide a summary of non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other (1)	Total
Unrealized gains (losses)	$71	$(1,935)	$(918)	$51	$(2,731)
Realized gains	1,406	4,829	507	794	7,536

Total gains (losses) on investment securities, net	$1,477	$2,894	$(411)	$845	$4,805

Less: income (losses) attributable to noncontrolling interests, including carried interest	1,510	2,141	(87)	—	3,564

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(33)	$753	$(324)	$845	$1,241

(1)	Included in realized gains from our “Other” investments are net gains of $1.1 million from the sale of $157.9 million of securities in our available-for-sale securities portfolio.

	Three months ended June 30, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized (losses) gains	$(1,691)	$(6,469)	$798	$—	$(7,362)
Realized (losses) gains	(907)	1,174	883	(538)	612

Total (losses) gains on investment securities, net	$(2,598)	$(5,295)	$1,681	$(538)	$(6,750)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(2,414)	(4,831)	312	—	(6,933)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(184)	$(464)	$1,369	$(538)	$183

	Six months ended June 30, 2010
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other (1)	Total
Unrealized gains (losses)	$960	$10,519	$(105)	$425	$11,799
Realized (losses) gains	(560)	7,831	954	785	9,010

Total gains on investment securities, net	$400	$18,350	$849	$1,210	$20,809

Less: income (losses) attributable to noncontrolling interests, including carried interest	108	16,261	(27)	—	16,342

Non-GAAP net gains on investment securities, net of noncontrolling interests	$292	$2,089	$876	$1,210	$4,467

(1)	Included in realized gains from our “Other” investments are net gains of $1.1 million from the sale of $157.9 million of securities in our available-for-sale securities portfolio.

	Six months ended June 30, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Other	Total
Unrealized (losses) gains	$(6,388)	$(37,548)	$1,782	$—	$(42,154)
Realized (losses) gains	(1,430)	2,057	1,123	(1,391)	359

Total (losses) gains on investment securities, net	$(7,818)	$(35,491)	$2,905	$(1,391)	$(41,795)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(7,191)	(30,936)	756	—	(37,371)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(627)	$(4,555)	$2,149	$(1,391)	$(4,424)

Foreign Exchange Fees

Foreign exchange fees were $8.3 million and $17.1 million for the three and six months ended June 30, 2010, respectively, compared to $7.6 million and $15.1 million for the comparable 2009 periods. The increases were primarily due to higher commissioned notional volumes, which increased to $1.3 billion and $2.8 billion for the three and six months ended June 30, 2010, respectively, compared to $1.1 billion and $2.1 billion for the comparable 2009 periods.

Deposit Service Charges

Deposit service charges were $7.7 million and $15.0 million for the three and six months ended June 30, 2010, respectively, compared to $6.6 million and $13.4 million for the comparable 2009 periods. The increases were primarily due to a decrease in the earnings credit received by clients due to decreases in short-term market interest rates.

Client Investment Fees

Client investment fees were $4.9 million and $8.9 million for the three and six months ended June 30, 2010, respectively, compared to $5.6 million and $11.8 million for the comparable 2009 periods. The decreases were primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average client investment funds. The decreases in average client investment funds were primarily due to our clients’ desire to maintain short term liquidity provided by on balance sheet deposit accounts rather than invest in other options available in the current low interest rate environment. The following table summarizes average client investment funds for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Client directed investment assets (1)	$9,340	$11,039	(15.4)%	$9,364	$11,341	(17.4)%
Client investment assets under management	6,164	5,412	13.9	5,922	5,623	5.3
Sweep money market funds	—	—	—	—	112	(100.0)

Total average client investment funds (2)	$15,504	$16,451	(5.8)	$15,286	$17,076	(10.5)

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third-party financial institutions.

Period-end total client investment funds were $16.0 billion at June 30, 2010, compared to $15.6 billion at December 31, 2009. The increase was primarily due to an increase in client investments assets under management, mainly attributable to our focus on attracting a higher percentage of technology and life science IPO proceeds, secondary public offerings and private company financing rounds in a financing environment that is showing early signs of strengthening.

Credit Card Fees

Credit card fees were $3.0 million and $5.7 million for the three and six months ended June 30, 2010, respectively, compared to $3.0 million and $4.4 million for the comparable 2009 periods. The increase for the six month period was primarily due to the transfer of management and processing of our credit card portfolio in-house from a third-party servicer towards the end of the first quarter of 2009.

Gains on Derivative Instruments, Net

A summary of gains (losses) on derivative instruments, net, for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$327	$448	(27.0)%	$619	$944	(34.4)%
Gains (losses) on internal foreign exchange forward contracts, net (2)	1,332	(4,479)	(129.7)	3,378	(2,536)	NM

Total gains (losses) on foreign exchange forward contracts, net	1,659	(4,031)	(141.2)	3,997	(1,592)	NM
Change in fair value of interest rate swap (3)	—	—	—	—	(170)	(100.0)
Equity warrant assets: (4)
Gains (losses) on exercise, net	788	(42)	NM	1,637	168	NM
Change in fair value:
Cancellations and expirations	(744)	(1,276)	(41.7)	(2,526)	(2,474)	2.1
Other changes in fair value	(377)	2,502	(115.1)	200	3,035	(93.4)

Total net (losses) gains on equity warrant assets (5)	(333)	1,184	(128.1)	(689)	729	(194.5)

Total gains (losses) on derivative instruments, net	$1,326	$(2,847)	(146.6)	$3,308	$(1,033)	NM

NM-	Not meaningful
(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	Represents the change in the fair value hedge of the junior subordinated debentures. In December 2008, our counterparty called this swap for settlement in January 2009. As a result, the swap was terminated and no longer designated as a hedging instrument.
(4)	At June 30, 2010, we held warrants in 1,146 companies, compared to 1,285 companies at June 30, 2009.
(5)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net (Income) Loss Attributable to Noncontrolling Interests”.

Net gains on derivative instruments were $1.3 million for the three months ended June 30, 2010, compared to net losses of $2.8 million for the comparable 2009 period. The increase of $4.1 million was primarily attributable to the following:

•

Net gains from foreign exchange forward contracts hedging our foreign currency denominated loans of $1.3 million for the three months ended June 30, 2010, compared to net losses of $4.5 million for the comparable 2009 period. The net gains of $1.3 million for the three months ended June 30, 2010 were primarily due to the strengthening of the U.S. dollar against the Euro. These gains were offset by net losses of $0.9 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

•

Partially offset by a net losses on equity warrant assets of $0.3 million for the three months ended June 30, 2010, compared to net gains of $1.2 million for the comparable 2009 period. The net losses of $0.3 million for the three months ended June 30, 2010 were primarily driven by $0.7 million from warrant cancellations and expirations and net losses of $0.4 million from valuation decreases in our warrant portfolio, partially offset by net gains of $0.8 million from the exercise of certain warrant positions.

Net gains on derivative instruments were $3.3 million for the six months ended June 30, 2010, compared to net losses of $1.0 million for the comparable 2009 period. The increase of $4.3 million was primarily attributable to the following:

•

Net gains from foreign exchange forward contracts hedging our foreign currency denominated loans of $3.4 million, compared to net losses of $2.5 million for the comparable 2009 period. The net gains of $3.4 million for the six months ended June 30, 2010 were primarily due to the strengthening of the U.S. dollar against the Pound Sterling and Euro. These gains were offset by net losses of $2.9 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

•

Partially offset by net losses on equity warrant assets of $0.7 million for the six months ended June 30, 2010, compared to net gains of $0.7 million for the comparable 2009 period. The net losses of $0.7 million for the six months ended June 30, 2010 were primarily driven by $2.5 million from warrant cancellations and expirations, partially offset by net gains of $1.6 million from the exercise of certain warrant positions.

Other Noninterest Income

A summary of other noninterest income for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Fund management fees	$2,698	$2,471	9.2	$5,396	$5,188	4.0%
Service-based fee income (1)	2,622	2,116	23.9	4,618	3,945	17.1
Currency revaluation (losses) gains	(692)	1,068	(164.8)	326	108	NM
(Losses) gains on foreign currency loans revaluation, net	(916)	4,657	(119.7)	(2,946)	1,980	NM
Other	3,751	2,487	50.8	6,132	4,360	40.6

Total other noninterest income	$7,463	$12,799	(41.7)	$13,526	$15,581	(13.2)

NM-	Not meaningful
(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

Other noninterest income was $7.5 million and $13.5 million for the three and six months ended June 30, 2010, respectively, compared to $12.8 million and $15.6 million for the comparable 2009 periods. The decrease of $5.3 million for the three months ended June 30, 2010, compared to the comparable 2009 period was primarily due to revaluations of foreign currency denominated loans. Net losses from revaluation of foreign currency denominated loans of $0.9 million for the three months ended June 30, 2010 were primarily due to the strengthening of the U.S. dollar against the Euro and were partially offset by net gains of $1.3 million from foreign exchange forward contracts, which are included in net gains (losses) on derivative instruments.

Noninterest Expense

A summary of noninterest expense for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Compensation and benefits	$59,993	$46,947	27.8%	$119,823	$95,227	25.8%
Professional services	12,642	11,263	12.2	24,740	23,343	6.0
Premises and equipment	5,319	5,694	(6.6)	11,103	11,101	0.0
FDIC assessments	5,587	8,589	(35.0)	10,636	11,264	(5.6)
Business development and travel	5,103	3,403	50.0	9,389	6,676	40.6
Net occupancy	4,649	4,843	(4.0)	9,337	9,148	2.1
Correspondent bank fees	1,956	1,963	(0.4)	3,904	3,876	0.7
Provision for (reduction of) unfunded credit commitments	2,376	(1,147)	NM	869	(3,431)	(125.3)
Impairment of goodwill	—	—	—	—	4,092	(100.0)
Other	6,555	7,457	(12.1)	12,955	14,856	(12.8)

Total noninterest expense	$104,180	$89,012	17.0	$202,756	$176,152	15.1

NM-	Not meaningful

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

	Three months ended June 30,			Six months ended June 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2010	2009	% Change	2010	2009	% Change
GAAP noninterest expense	$104,180	$89,012	17.0%	$202,756	$176,152	15.1%
Less: amounts attributable to noncontrolling interests	2,880	2,848	1.1	6,111	6,235	(2.0)
Less: impairment of goodwill	—	—	—	—	4,092	(100.0)

Non-GAAP noninterest expense, net of noncontrolling interests	$101,300	$86,164	17.6	$196,645	$165,825	18.6

GAAP taxable equivalent net interest income	$106,948	$92,235	16.0	$208,310	$184,318	13.0
Less: (losses) attributable to noncontrolling interests	25	(16)	NM	18	(30)	(160.0)

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	106,923	92,251	15.9	208,292	184,348	13.0
Non-GAAP noninterest income, net of noncontrolling interests	37,236	34,372	8.3	72,618	59,383	22.3

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$144,159	$126,623	13.8	$280,910	$243,731	15.3

Non-GAAP operating efficiency ratio	70.27%	68.05%	3.3	70.00%	68.04%	2.9

NM- Not meaningful

Compensation and Benefits

Compensation and benefits expense was $60.0 million for the three months ended June 30, 2010, compared to $46.9 million for the comparable 2009 period. The increase of $13.1 million was primarily due to an increase of $10.5 million in incentive compensation and ESOP expenses and an increase of $1.7 million in salaries and wages expense.

Compensation and benefits expense was $119.8 million for the six months ended June 30, 2010, compared to $95.2 million for the comparable 2009 period. The increase of $24.6 million was primarily due to an increase of $18.7 million in incentive compensation and ESOP expenses and an increase of $1.9 million in salaries and wages expense.

Incentive compensation and ESOP expenses for the first half of 2010 reflect our current expectation that we will meet our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not meet our internal performance targets. In addition to lower incentive compensation levels, no ESOP expenses or company-wide merit increases were recorded in 2009. The increases in salaries and wages expense were primarily due to an increase in the average number of full-time equivalent (“FTE”) employees, as well as from merit increases in the first quarter of 2010. Average FTE’s increased to 1,277 and 1,274 for the three and six months ended June 30, 2010, respectively, compared to 1,258 for both of the comparable 2009 periods.

Our variable compensation plans primarily consist of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $17.7 million and $34.2 million for the three and six months ended June 30, 2010, respectively, compared to $7.1 million and $14.5 million for the comparable 2009 periods.

Federal Deposit Insurance Corporation (“FDIC”) Assessments

FDIC assessments were $5.6 million and $10.6 million for the three and six months ended June 30, 2010, respectively, compared to $8.6 million and $11.3 million for the comparable 2009 periods. The decreases were primarily due to a special assessment fee of $5.0 million in the second quarter of 2009. The special assessment fee was based on deposit balances and was mandated for all banks by the FDIC. The decreases were partially offset by an increase in average deposit balances and an increase in FDIC assessment rates.

Business Development and Travel

Business development and travel expense was $5.1 million and $9.4 million for the three and six months ended June 30, 2010, respectively, compared to $3.4 million and $6.7 million for the comparable 2009 periods. The increases were primarily due to our increased focus on global initiatives.

Provision for (Reduction of) Unfunded Credit Commitments

We calculate changes to our provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a provision for unfunded credit commitments of $2.4 million for the three months ended June 30, 2010, compared to a reduction of provision of $1.1 million for the comparable 2009 period. The provision for unfunded credit commitments of $2.4 million for the three months ended June 30, 2010 was a function of the composition of commitments and the application of the reserve methodology to our unfunded loan portfolio.

We recorded a provision for unfunded credit commitments of $0.9 million for the six months ended June 30, 2010, compared to a reduction of provision of $3.4 million for the comparable 2009 period. The provision for unfunded credit commitments of $0.9 million for the six months ended June 30, 2010 was a function of the composition of commitments and the application of the reserve methodology to our unfunded loan portfolio.

Impairment of Goodwill

We review goodwill, if any, for possible impairment on an annual basis, and we also monitor for any impairment triggering events quarterly. As such, as part of our quarterly review of goodwill during the three months ended March 31, 2009, we noted an impairment resulting from a change in our outlook for eProsper’s future financial performance. As a result, we recognized a non-cash non-tax deductible charge of $4.1 million relating to the impairment of goodwill in the first quarter of 2009. There was no remaining goodwill on our balance sheet as of June 30, 2010.

Other Noninterest Expense

A summary of other noninterest expense for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Telephone	$1,090	$1,337	(18.5)%	$2,230	$2,717	(17.9)%
Tax credit fund amortization	1,005	1,164	(13.7)	2,057	2,293	(10.3)
Data processing services	925	1,118	(17.3)	1,902	2,130	(10.7)
Postage and supplies	603	905	(33.4)	1,074	2,163	(50.3)
Other	2,932	2,933	(0.0)	5,692	5,553	2.5

Total other noninterest expense	$6,555	$7,457	(12.1)	$12,955	$14,856	(12.8)

Net (Income) Loss Attributable to Noncontrolling Interests

Included in net income (loss) is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income.

In the table below, net interest loss represents interest earned on loans held by one of our sponsored debt funds. Noninterest (income) loss consists of investment gains and losses from our consolidated funds, currency revaluation gains (losses) from our managed funds and gains or losses recognized from the exercise of warrants held by one of our sponsored debt funds. Noninterest expense is primarily related to management fees paid by our managed funds to the Company as the general partner and one of our consolidated sponsored debt funds for funds management. A summary of net (income) loss attributable to noncontrolling interests for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest (income) loss (1)	$(25)	$16	NM %	$(18)	$30	(160.0)%
Noninterest (income) loss (1)	(3,463)	6,153	(156.3)	(17,746)	38,060	(146.6)
Noninterest expense (1)	2,880	2,848	1.1	6,111	6,235	(2.0)
Carried interest (2)	542	(56)	NM	934	(1,371)	(168.1)

Net (income) loss attributable to noncontrolling interests	$(66)	$8,961	(100.7)	$(10,719)	$42,954	(125.0)

NM-	Not meaningful
(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing our managed funds and the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds.

Income Taxes

Our effective tax expense rate was 39.6 percent for the three months ended June 30, 2010, compared to 38.8 percent for the comparable 2009 period. The increase in the tax rate was primarily due to the lower benefit from tax advantaged investments as a percentage of pre-tax income in the second quarter of 2010.

Our effective tax expense rate was 39.0 percent for the six months ended June 30, 2010, compared to an effective tax expense of 60.4 percent for the comparable 2009 period. The decrease in the tax rate was primarily attributable to the effect of non-deductible expenses as a percentage of pre-tax income in the second quarter of 2010, and the effect of the $4.1 million goodwill impairment charge associated with eProsper in the first quarter of 2009.

Our effective tax rate is calculated by dividing income tax expense by the sum of income (loss) before income tax expense and the net (income) loss attributable to noncontrolling interests.

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

The following is our segment information for the three and six months ended June 30, 2010 and 2009, respectively.

Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$85,873	$91,105	(5.7)%	$168,269	$185,361	(9.2)%
Provision for loan losses	(6,729)	(14,894)	(54.8)	(17,480)	(57,709)	(69.7)
Noninterest income	30,083	27,207	10.6	57,724	53,661	7.6
Noninterest expense	(56,954)	(46,948)	21.3	(112,331)	(88,921)	26.3

Income before income tax expense	$52,273	$56,470	(7.4)	$96,182	$92,392	4.1

Total average loans, net of unearned income	$3,183,912	$3,779,983	(15.8)	$3,176,085	$3,946,846	(19.5)
Total average assets	3,455,741	3,887,478	(11.1)	3,450,157	4,052,566	(14.9)
Total average deposits	11,706,549	8,277,402	41.4	11,246,793	8,015,374	40.3

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Net interest income from our Global Commercial Bank (“GCB”) decreased by $5.2 million for the three months ended June 30, 2010, primarily due to a decrease in interest income resulting from a decrease in average loan balances, which decreased by $596.1 million to $3.2 billion, and a decrease in the FTP earned for deposits due to decreases in market interest rates. These decreases were partially offset by an increase in the FTP earned for deposits due to significant deposit growth.

The provision for loan losses for GCB was $6.7 million for the three months ended June 30, 2010, a decrease of $8.2 million compared to the comparable 2009 period. The provision for loan losses of $6.7 million for the three months ended June 30, 2010 was primarily attributable to gross charge-offs from our hardware and software client portfolios.

Noninterest income increased by $2.9 million for the three months ended June 30, 2010, primarily due to an increase in deposit service charges and foreign exchange fees. The increase in deposit service charges was primarily due to a decrease in the earnings credit received by clients due to decreases in short-term market interest rates. The increase in foreign exchange fees was primarily due to higher commissioned notional volumes, which increased to $1.3 billion for the three months ended June 30, 2010, compared to $1.1 billion for the comparable 2009 period.

Noninterest expense increased by $10.0 million for the three months ended June 30, 2010, primarily due to an increase in compensation and benefits expense of $10.7 million. The increase in compensation and benefits expense was attributable to an increase in incentive compensation, ESOP, and salaries and wages expenses. Incentive compensation and ESOP expenses for the second quarter 2010 reflect our current expectation that we will meet our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not meet our internal performance targets. The increase in salaries and wages was primarily due to the increase in the average number of FTE employees at GCB, which increased to 833 for the three months of June 30, 2010, compared to 805 for the comparable 2009 period, as well as from merit increases in the first quarter of 2010. The increase in average FTE’s was attributable to increases in product development and operational positions, sales and advisory positions, and positions to support our global commercial banking operations.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Net interest income from our Global Commercial Bank (“GCB”) decreased by $17.1 million for the six months ended June 30, 2010, primarily due to a decrease in interest income resulting from a decrease in average loan balances, which decreased by $770.8 million to $3.2 billion, and a decrease in the FTP earned for deposits due to decreases in market interest rates. These decreases were partially offset by an increase in the FTP earned for deposits due to significant deposit growth.

The provision for loan losses for GCB was $17.5 million for the six months ended June 30, 2010, a decrease of $40.2 million compared to the comparable 2009 period. The provision for loan losses of $17.5 million for the six months ended June 30, 2010 was primarily attributable to gross charge-offs from our life science, hardware and software client portfolios, partially offset by loan recoveries primarily from our software and life science client portfolios.

Noninterest income increased by $4.1 million for the six months ended June 30, 2010, primarily due to an increase in credit card fees, foreign exchange fees and deposit service charges, partially offset by a decrease in client investment fees. The increase in credit card fees was primarily due to the transfer of management and processing of our credit card portfolio in-house from a third party servicer towards the end of the first quarter of 2009, as we began to process our credit card business in-house. The increase in foreign exchange fees was primarily due to higher commissioned notional volumes, which increased to $2.8 billion for the six months ended June 30, 2010, compared to $2.1 billion for the comparable 2009 period. The increase in deposit service charges was primarily due to a decrease in the earnings credit received by clients due to decreases in short-term market interest rates. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds.

Noninterest expense increased by $23.4 million for the six months ended June 30, 2010, primarily due to an increase in compensation and benefits expense of $20.4 million. The increase in compensation and benefits expense was attributable to an increase in incentive compensation, ESOP, and salaries and wages expenses. The increase in salaries and wages was primarily due to the increase in the average number of FTE employees at GCB, which increased to 827 for the six months of June 30, 2010, compared to 800 for the comparable 2009 period, as well as from merit increases in the first quarter of 2010.

Relationship Management

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$8,247	$8,428	(2.1)%	$16,474	$17,315	(4.9)%
Provision for loan losses	(549)	(6,475)	(91.5)	(567)	(7,124)	(92.0)
Noninterest income	374	308	21.4	687	611	12.4
Noninterest expense	(5,214)	(3,384)	54.1	(9,667)	(6,886)	40.4

Income before income tax expense	$2,858	$(1,123)	NM	$6,927	$3,916	76.9

Total average loans, net of unearned income	$920,859	$965,767	(4.6)	$924,326	$977,738	(5.5)
Total average assets	922,143	967,229	(4.7)	925,782	979,350	(5.5)
Total average deposits	214,446	148,296	44.6	201,313	160,412	25.5

NM-	Not meaningful

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Net interest income decreased by $0.2 million for the three months ended June 30, 2010, primarily due to a decrease in interest income resulting from a decrease in average loan balances, particularly loans to targeted high-net-worth individuals, and a decrease in the FTP earned for deposits due to decreases in market interest rates. These decreases were partially offset by an increase in the FTP earned for deposits due to deposit growth.

The provision for loan losses for Relationship Management was $0.5 million for the three months ended June 30, 2010, a decrease of $5.9 million compared to the comparable 2009 period. The decrease was primarily due to a decrease in gross charge-offs from high-net-worth individuals.

Noninterest expense increased by $1.8 million for the three months ended June 30, 2010, primarily due to an increase in compensation and benefits expense of $1.5 million attributable to an increase in incentive compensation and ESOP expenses.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Net interest income decreased by $0.8 million for the six months ended June 30, 2010, primarily due to a decrease in interest income resulting from a decrease in average loan balances, particularly loans to targeted high-net-worth individuals, and a decrease in the FTP earned for deposits due to decreases in market interest rates. These decreases were partially offset by an increase in the FTP earned for deposits due to deposit growth.

The provision for loan losses for Relationship Management was $0.6 million for the six months ended June 30, 2010, a decrease of $6.6 million compared to the comparable 2009 period. The decrease was primarily due to a decrease in gross charge-offs from high-net-worth individuals.

Noninterest expense increased by $2.8 million for the six months ended June 30, 2010, primarily due to an increase in compensation and benefits expense of $2.4 million attributable to an increase in incentive compensation and ESOP expenses.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest loss	$—	$(1)	(100.0)%	$(1)	$(3)	(66.7)%
Noninterest income	3,272	2,359	38.7	7,852	1	NM
Noninterest expense	(3,498)	(3,290)	6.3	(6,902)	(6,636)	4.0

(Loss) income before income tax expense	$(226)	$(932)	(75.8)	$949	$(6,638)	(114.3)

Total average assets	$100,159	$92,621	8.1	$103,018	$89,112	15.6

NM-	Not meaningful

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

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not to be indicative of future performance. In 2009, the valuation of our consolidated investment funds was affected by a more challenging venture capital environment and a significant slowdown of M&A activities and IPOs. The net gains for the three and six months ended June 30, 2010 were primarily due to an increase in valuations for private companies and increased IPO and M&A activities. As a result, we saw higher unrealized gains in the three and six months ended June 30, 2010, compared to the comparable 2009 periods.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Noninterest income increased by $0.9 million to $3.3 million for the three months ended June 30, 2010, compared to $2.4 million for the comparable 2009 period, primarily due to net gains on investment securities for the three months ended June 30, 2010. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $0.7 million for the three months ended June 30, 2010, compared to net losses of $0.5 million for the comparable 2009 period. The net gains on investment securities of $0.7 million for the three months ended June 30, 2010 were primarily related to $0.6 million in carried interest from one of our managed funds of funds.

•

We received fund management fees of $2.7 million for the three months ended June 30, 2010, compared to $2.5 million for the comparable 2009 period. The increase in fund management fees was primarily due to the closings of two funds in the SVB Preferred Return Funds family in the third quarter of 2009. Typically, a fund of funds is formed through multiple closing transactions in which limited partners enter into investment commitments.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Noninterest income increased by $7.9 million to $7.9 million for the six months ended June 30, 2010, primarily due to net gains on investment securities for the six months ended June 30, 2010. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $2.4 million for the six months ended June 30, 2010, compared to net losses of $5.1 million for the comparable 2009 period. The net gains on investment securities of $2.4 million for the six months ended June 30, 2010 were primarily related to net gains of $1.3 million from two of our managed funds of funds mainly attributable to unrealized valuation gains and $0.9 million in carried interest from one of our managed funds of funds and one of our managed co-investment funds.

•	We received fund management fees of $5.4 million for the three months ended June 30, 2010, compared to $5.2 million for the comparable 2009 period.

Other Business Services

Our Other Business Services group is comprised of SVB Analytics as well as our Sponsored Debt Funds & Strategic Investments.

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest loss	$(17)	$(54)	(68.5)%	$(92)	$(80)	15.0%
Noninterest income	2,221	2,761	(19.6)	5,648	4,358	29.6
Noninterest expense	(3,935)	(3,045)	29.2	(7,294)	(10,249)	(28.8)

Loss before income tax expense	$(1,731)	$(338)	NM	$(1,738)	$(5,971)	(70.9)

Total average assets	$92,332	$75,723	21.9	$92,557	$75,013	23.4

NM- Not meaningful

Included in noninterest income are net gains and losses on investment securities, net of noncontrolling interests and carried interest, from our sponsored debt funds and strategic investments. When we refer to net gains and losses on investment securities in the discussion below, we are referring to net gains and losses from investment securities, net of noncontrolling interests and carried interest.

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

A summary of noninterest income for SVB Analytics and Sponsored Debt Funds & Strategic Investments is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
SVB Analytics	$2,382	$1,909	24.8%	$4,134	$3,542	16.7%
Sponsored Debt Funds & Strategic Investments	(161)	852	(118.9)	1,514	816	85.5

Total noninterest income	$2,221	$2,761	(19.6)	$5,648	$4,358	29.6

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Noninterest income decreased by $0.5 million, primarily due to net losses on investment securities from our Sponsored Debt Funds & Strategic Investments. Other Business Services’ components of noninterest income primarily include the following:

•

Net losses on investment securities of $0.6 million for the three months ended June 30, 2010, compared to net gains of $0.8 million for the comparable 2009 period. Net losses on investment securities of $0.6 million for the three months ended June 30, 2010 were primarily due to other-than-temporary impairment of certain strategic venture capital investments.

•	Net gains from currency revaluation adjustments of $0.3 million for the three months ended June 30, 2010 related to one of our debt funds.

•

An increase in SVB Analytics’ revenues to $2.4 million for the three months ended June 30, 2010, compared to $1.9 million for the comparable 2009 period, primarily as a result of an increase in the number of valuations performed, partially offset by a reduction in the average fee earned per valuation.

Noninterest expense increased by $0.9 million for the three months ended June 30, 2010, primarily due to an increase in compensation and benefits expense, attributable to an increase in incentive compensation and ESOP expenses, as well as an increase in salaries and wages expense as a result of merit increases in the first quarter of 2010.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Noninterest income increased by $1.3 million, primarily due to an increase in net gains from currency revaluation adjustments and net gains on investment securities from our Sponsored Debt Funds & Strategic Investments, as well as an increase in SVB Analytics’ revenues. Other Business Services’ components of noninterest income primarily include the following:

•

Net gains on investment securities of $0.9 million for the six months ended June 30, 2010, compared to net gains of $0.7 million for the comparable 2009 period. The net gains on investment securities of $0.9 million for the six months ended June 30, 2010 were primarily related to net gains of $1.4 million from three of our debt funds mainly attributable to net increases in the fair value of fund investments and gains of $0.4 million from one of our direct equity investments in a privately held company. These gains were partially offset by net losses of $0.9 million due to other-than-temporary impairment of certain strategic venture capital investments.

•	Net gains from currency revaluation adjustments of $0.4 million for the six months ended June 30, 2010 related to one of our debt funds.

•

An increase in SVB Analytics’ revenues to $4.1 million for the six months ended June 30, 2010, compared to $3.5 million for the comparable 2009 period, primarily as a result of an increase in the number of valuations performed, partially offset by a reduction in the average fee earned per valuation.

Noninterest expense decreased by $3.0 million for the six months ended June 30, 2010, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill recognized in the first quarter of 2009 resulting from changes in our outlook for eProsper’s future financial performance. This decrease was partially offset by an increase in compensation and benefits expense, attributable to an increase in incentive compensation and ESOP expenses, as well as an increase in salaries and wages expense as a result of merit increases in the first quarter of 2010.

Consolidated Financial Condition

Our total assets were $14.9 billion at June 30, 2010, an increase of $2.1 billion, or 16.1 percent, compared to $12.8 billion at December 31, 2009. The increase was primarily due to increases in cash and investment securities due to our deposit growth.

Cash and Due from Banks

Cash and due from banks totaled $4.2 billion at June 30, 2010, an increase of $692.1 million, or 20.0 percent, compared to $3.5 billion at December 31, 2009. The increase was primarily due to the increase in our deposit balances from December 31, 2009 to June 30, 2010. As of June 30, 2010 and December 31, 2009, $3.7 billion and $3.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $234.6 million and $171.6 million, respectively.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $43.6 million at June 30, 2010, a decrease of $14.6 million, or 25.1 percent, compared to $58.2 million at December 31, 2009. The decrease was primarily due to cash management strategies.

Investment Securities

Investment securities totaled $6.0 billion at June 30, 2010, an increase of $1.5 billion, or 32.6 percent, compared to $4.5 billion at December 31, 2009. The increase was primarily related to purchases of variable rate agency-issued collateralized mortgage obligations and U.S. agency debentures, which were purchased with excess cash from our continued deposit growth.

Available-for-Sale Securities

Our available-for-sale securities portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Available-for-sale securities were $5.3 billion at June 30, 2010, an increase of $1.4 billion, or 35.6 percent, compared to $3.9 billion at December 31, 2009. The increase was primarily due to a $1.1 billion increase in variable rate agency-issued collateralized mortgage obligations and a $388.3 million increase in U.S. agency debentures.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions and will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At June 30, 2010, estimated portfolio duration was 0.7 years, compared to 2.3 years at December 31, 2009. The decrease is due, in part to the addition of $1.1 billion in variable-rate agency issued collateralized mortgage obligations during the second quarter of 2010. The decrease in long-term market rates through the second quarter of 2010 also had a substantial impact on the duration of fixed-rate mortgage securities and callable notes. A general decrease in market interest rates increases the likelihood that mortgage prepayments will increase and that callable notes will, in fact, be called. The result of the interest rate effect is a contraction in portfolio duration.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and investments in Sponsored Debt Funds & Strategic Investments as part of our investment funds management business and include funds of funds, co-investment funds and debt funds, as well as direct equity investments in portfolio companies and fund investments. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. Non-marketable securities of $616.3 million ($254.3 million net of noncontrolling interests) as of June 30, 2010, increased by $62.8 million or 11.3 percent, from $553.5 million ($233.0 million net of noncontrolling interests) as of December 31, 2009. The increase was primarily attributable to additional capital calls for fund investments, as well as from unrealized gains from our non-marketable securities.

Loans

Loans, net of unearned income were $4.5 billion at June 30, 2010, a decrease of $97.9 million, or 2.2 percent, compared to $4.5 billion at December 31, 2009. Unearned income was $35.4 million at June 30, 2010, compared to $34.9 million at December 31, 2009. The majority of our loans are commercial in nature. Total gross loans were $4.5 billion at June 30, 2010, a decrease of $97.4 million, or 2.1 percent, compared to $4.6 billion at December 31, 2009. The decrease was primarily due to decreases in loans to venture capital/private equity clients for capital calls. The breakdown of total gross loans and total loans as a percentage of gross loans by industry sector is as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Technology	$1,976,051	44.1%	$2,023,887	44.2%
Venture capital/private equity	807,347	18.0	936,693	20.4
Life sciences	595,827	13.3	519,791	11.3
Premium wine	448,976	10.0	442,061	9.7
Private client services	432,591	9.6	440,018	9.6
All other sectors	224,770	5.0	220,516	4.8

Total gross loans	$4,485,562	100.0%	$4,582,966	100.0%

The following table provides a summary of concentration in our loan portfolio by industry sector and size of loan as of June 30, 2010:

	June 30, 2010
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Technology	$926,701	$300,332	$351,130	$258,866	$139,022	$1,976,051
Venture capital/private equity	244,945	152,573	222,575	91,127	96,127	807,347
Life sciences	259,868	64,458	93,957	21,000	156,544	595,827
Premium wine	159,590	102,115	112,401	74,870	—	448,976
Private client services	264,730	78,440	29,113	20,308	40,000	432,591
All other sectors	108,244	42,268	74,258	—	—	224,770

Total gross loans	$1,964,078	$740,186	$883,434	$466,171	$431,693	$4,485,562

At June 30, 2010, gross loans totaling $897.9 million, or 20.0 percent of our portfolio, were individually equal to or greater than $20 million. These loans represented 29 clients, and of these loans, $20.3 million were on nonaccrual status as of June 30, 2010.

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

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Clients across all industry segments and loan categories have been affected by the weakened economic environment in recent periods. Our technology and life sciences loan portfolio includes loans to clients of all life cycles, beginning with the emerging, start-up stage. Loans provided to early-stage, venture-backed company clients represent a relatively small percentage of our portfolio at approximately 11 percent of total gross loans at both June 30, 2010 and December 31, 2009. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Although we began to see signs of improvement in the second quarter of 2010, venture capital financing activity as well as IPOs and M&A activities had slowed significantly in recent periods, owing to a weakened economic environment. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At June 30, 2010, our lending to private equity firms and venture capital companies represented 18.0 percent of total gross loans, compared to 20.4 percent of total gross loans at December 31, 2009. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At June 30, 2010, our asset-based lending, which consists primarily of working capital lines, and our accounts receivable factoring represented 7.8 percent and 6.9 percent, respectively, of total gross loans, compared to 7.8 percent and 6.5 percent, respectively at December 31, 2009. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business which could be impacted.

Approximately 46.7 percent and 7.7 percent of our outstanding total gross loan balances as of June 30, 2010 were to entities based in the states of California and Massachusetts, respectively, compared to 44.9 percent and 9.0 percent, respectively, as of December 31, 2009. There are no other states with balances greater than 10 percent.

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

(Dollars in thousands)	June 30, 2010	December 31, 2009
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$324	$2,456
Impaired loans	50,909	50,227

Total gross nonperforming loans	51,233	52,683
OREO	—	220

Total nonperforming assets	$51,233	$52,903

Nonperforming loans as a percentage of total gross loans	1.14%	1.15%
Nonperforming assets as a percentage of total assets	0.34	0.41
Allowance for loan losses	$71,789	$72,450
As a percentage of total gross loans	1.60%	1.58%
As a percentage of gross nonperforming loans	140.12	137.52
Allowance for loan losses for impaired loans	$8,329	$8,868
As a percentage of total gross loans	0.19%	0.19%
As a percentage of gross nonperforming loans	16.26	16.83
Allowance for loan losses for total gross performing loans	$63,460	$63,582
As a percentage of total gross loans	1.41%	1.39%
As a percentage of gross performing loans	1.43	1.40
Reserve for unfunded credit commitments (1)	$14,200	$13,331
Total gross loans	4,485,562	4,582,966
Total gross performing loans	4,434,329	4,530,283
Total unfunded credit commitments	5,279,364	5,338,726

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “Reduction of Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Impaired Loans

Included in the $50.9 million of impaired loans at June 30, 2010 are $28.5 million of loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, or other actions intended to maximize collection. Refer to Note 6 “Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details.

Average impaired loans for the three and six months ended June 30, 2010 were $50.9 million and $50.6 million, respectively, compared to $105.8 million and $100.4 million for the comparable 2009 periods. If the impaired loans had not been impaired, $0.8 million and $1.7 million in interest income would have been recorded for the three and six months ended June 30, 2010, respectively, compared to $2.0 million and $3.7 million for the comparable 2009 periods. Subsequent to June 30, 2010, we received cash payments totaling $5.8 million relating to loans included in our impaired loan balance as of June 30, 2010.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at June 30, 2010 and December 31, 2009 is as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009	% Change
Derivative assets, gross (1)	$113,142	$106,623	6.1%
Deferred tax assets and income tax receivable, net	30,848	69,945	(55.9)
Accrued interest receivable	45,610	44,265	3.0
FHLB and FRB stock	38,312	38,888	(1.5)
Prepaid FDIC assessments	23,061	28,178	(18.2)
Foreign exchange spot contract assets, gross	59,774	13,653	NM
OREO	—	220	(100.0)
Other assets	31,801	27,675	14.9

Total accrued interest receivable and other assets	$342,548	$329,447	4.0

NM- Not meaningful

(1)	See “Derivatives, Net” section below.

Deferred Tax Assets and Income Tax Receivable, Net

Our deferred tax assets balance was $13.1 million at June 30, 2010, compared to $53.0 million at December 31, 2009. The decrease was primarily due to the tax effect of an increase in the fair value of our investment securities portfolio. We pay quarterly estimated taxes to the Internal Revenue Service and certain state and foreign taxing authorities. At June 30, 2010 and December 31, 2009, we had $17.8 million and $16.9 million, respectively, as income taxes receivable from these authorities.

Foreign Exchange Spot Contract Assets

Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $46.1 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract liabilities. (See “Other Liabilities” section below).

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30, 2010	December 31, 2009	% Change
Assets (liabilities):
Equity warrant assets	$40,597	$41,292	(1.7)%
Interest rate swaps—assets	60,171	46,895	28.3
Foreign exchange forward and option contracts—assets	12,374	18,436	(32.9)
Foreign exchange forward and option contracts—liabilities	(11,834)	(15,870)	(25.4)

Total derivatives, net	$101,308	$90,753	11.6

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. At June 30, 2010, we held warrants in 1,146 companies, compared to 1,225 companies at December 31, 2009. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$40,845	$44,933	$41,292	$43,659
New equity warrant assets	1,866	1,692	3,213	3,766
Non-cash (decreases) increases in fair value	(377)	2,502	200	3,035
Exercised equity warrant assets	(993)	(147)	(1,582)	(369)
Terminated equity warrant assets	(744)	(1,276)	(2,526)	(2,387)

Balance, end of period	$40,597	$47,704	$40,597	$47,704

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

At June 30, 2010 and December 31, 2009, the aggregate notional amounts of foreign exchange forward and foreign currency option contracts totaled $1.1 billion and $704.6 million, respectively. Our net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2010 and December 31, 2009 amounted to $0.5 million and $2.6 million, respectively.

Deposits

Deposits were $12.1 billion at June 30, 2010, an increase of $1.8 billion, or 17.5 percent, compared to $10.3 billion at December 31, 2009. The increase in our deposit balance was primarily from increases in our noninterest-bearing demand deposits of $907.1 million, interest-bearing money market deposits of $479.8 million and interest-bearing sweep deposits of $357.5 million. The overall increase in average deposit balances was primarily due to our clients’ desire to maintain short-term liquidity, as well as the lack of attractive market investment opportunities. Additionally, we saw growth in our interest-bearing sweep deposits primarily due to our clients’ desire to take advantage of the convenience of the daily sweep product combined with the competitive rates we pay on the product. At June 30, 2010, 40.6 percent of our total deposits were interest-bearing deposits, compared to 39.0 percent at December 31, 2009.

At June 30, 2010, the aggregate balance of time deposit accounts individually exceeding $100,000 totaled $360.4 million, compared to $273.0 million at December 31, 2009. At June 30, 2010, substantially all time deposit accounts exceeding $100,000 in balances were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

We opted out of the extended unlimited insurance coverage provided by the FDIC’s Temporary Liquidity Guarantee Program owing to our strong capital and liquidity position. As a result, our unlimited insurance coverage for noninterest-bearing transaction accounts expired on June 30, 2010 under the current program.

Long-Term Debt

At June 30, 2010 and December 31, 2009, we had long-term debt of $869.8 million and $856.7 million, respectively. At June 30, 2010, long-term debt included 5.70% senior notes and 6.05% subordinated notes, 2008 Convertible Notes, junior subordinated debentures and 4.99% notes payable related to one of our debt fund investments.

Other Liabilities

A summary of other liabilities at June 30, 2010 and December 31, 2009, respectively, is as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009	% Change
Foreign exchange spot contract liabilities, gross	$78,973	$19,638	NM	%
Accrued compensation	45,419	37,873	19.9
Derivative liabilities, gross (1)	11,834	15,870	(25.4)
Reserve for unfunded credit commitments	14,200	13,331	6.5
Other	71,647	53,235	34.6

Total other liabilities	$222,073	$139,947	58.7

NM- Not meaningful

(1)	See “Derivatives, Net” section above.

Foreign Exchange Spot Contract Liabilities

Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $59.3 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).

Accrued Compensation

Accrued compensation includes amounts for our Incentive Compensation Plan, vacation, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan and ESOP. The increase of $7.5 million reflects our current expectation that we will meet our internal performance targets for 2010 as compared to our 2009 incentive compensation accruals, which were at half of target levels as we did not meet our internal performance targets. In addition to lower incentive compensation accruals, no ESOP accruals were recorded in 2009.

Noncontrolling Interests

Noncontrolling interests totaled $389.9 million and $345.8 million at June 30, 2010 and December 31, 2009, respectively. The increase of $44.1 million was primarily due to equity transactions, which included $35.4 million of contributed capital from investors in three of our managed funds of funds for investing in limited partnerships, as well as net income attributable to noncontrolling interests of $10.7 million for the six months ended June 30, 2010, primarily from two of our managed funds of funds.

Fair Value Measurements

At June 30, 2010, approximately 39.4 percent of our total assets, or $5.9 billion, consisted of financial assets recorded at fair value on a recurring basis, compared to 34.4 percent of our total assets, or $4.4 billion as of December 31, 2009. Of these assets as of June 30, 2010, 92.2 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 7.8 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. This compares to 90.7 percent and 9.3 percent, respectively, as of December 31, 2009. Almost all of our financial assets valued using Level 3 measurements at June 30, 2010 and December 31, 2009 represented non-marketable securities. At June 30, 2010, 0.1 percent of total liabilities, or $11.8 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs, compared to 0.1 percent, or $15.9 million as of December 31, 2009. There were no transfers between Level 1 and Level 2 and no material transfers in or out of Level 3 during the six months ended June 30, 2010 and 2009. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

As of June 30, 2010, our available-for-sale investment portfolio, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations and U.S. agency debentures, represented $5.3 billion, or 90.9 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $3.9 billion, or 89.2 percent, as of December 31, 2009. These instruments were primarily classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale fixed-income investment securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the fixed-income investment portfolio are reviewed and monitored on a quarterly basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan

Bank of San Francisco (primarily comprised of agency-issued mortgage-backed securities) at June 30, 2010 totaled $908.6 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at June 30, 2010 totaled $86.6 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using available-for-sale securities as collateral. At June 30, 2010, we had not utilized our repurchase lines to secure borrowed funds.

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

During the three and six months ended June 30, 2010, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value decreases totaling $3.2 million and increases totaling $9.1 million, respectively. The unrealized loss for the three months ended June 30, 2010 was primarily due to the reclassification of previously recorded unrealized gains to realized gains as a result of distributions to our managed funds of funds and the acquisition of a portfolio company held by one of our managed co-investment funds, partially offset by valuation increases in underlying investments in two of our managed funds of funds and one of our co-investment funds. The unrealized gain for the six months ended June 30, 2010 was primarily due to valuation increases in underlying fund investments in our managed funds of funds. During the three and six months ended June 30, 2009, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value decreases totaling $10.1 million and $46.2 million, respectively, primarily due to valuation decreases in underlying fund investments in our managed funds of funds. Realized gains related to the Level 3 assets for the three and six months ended June 30, 2010 of $7.0 million and $8.9 million, respectively, related primarily to gains from distributions from underlying fund investments in our managed funds of funds. Realized gains related to the Level 3 assets for the three and six months ended June 30, 2009 of $0.2 million and $0.8 million, respectively, related primarily to gains from distributions from underlying fund investments in our managed funds of funds.

The valuation of non-marketable securities and equity warrant assets in shares of private company capital stock is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for initial public offerings, levels of merger and acquisition activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict. (See “Risk Factors” under Item 1A of Part II below.)

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

On June 16, 2010, we repurchased in its entirety the warrant issued to the U.S. Treasury in connection with our previous participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). The total cash repurchase price paid to the U.S. Treasury was $6.8 million for the aggregate warrant. At the time of issuance, the warrant was initially exercisable for 708,116 shares of our common stock at an exercise price of $49.78 per share. However, due to our completion of a qualified equity offering during the fourth quarter of 2009, the number of shares of common stock exercisable under the warrant was reduced to 354,058 pursuant to applicable CPP rules. The repurchase of the warrant reduced our stockholders’ equity by the total cash price of $6.8 million, and did not have any impact on our net income available to common stockholders or diluted earnings per share for the three or six months ended June 30, 2010.

Common Stock

For information on our common stock, see Note 2- “Stockholders’ Equity and Earnings Per Share” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.2 billion at June 30, 2010, an increase of $108.8 million, or 9.6 percent compared to $1.1 billion at December 31, 2009. This increase was primarily the result of an increase in accumulated other comprehensive income due to an increase in the fair value of our investment securities portfolio, as well from net income for the six months ended June 30, 2010.

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

Both the capital ratios of SVB Financial and the Bank were in excess of regulatory guidelines to be “well-capitalized” at June 30, 2010 and December 31, 2009. Capital ratios for SVB Financial and the Bank are set forth below:

	June 30, 2010	December 31, 2009
SVB Financial:
Total risk-based capital ratio	19.98%	19.94%
Tier 1 risk-based capital ratio	15.65	15.45
Tier 1 leverage ratio	8.56	9.53
Tangible common equity to tangible assets ratio (1)	8.29	8.78
Tangible common equity to risk-weighted assets ratio (1)	15.95	15.05

Bank:
Total risk-based capital ratio	17.46%	17.05%
Tier 1 risk-based capital ratio	13.00	12.45
Tier 1 leverage ratio	7.04	7.67
Tangible common equity to tangible assets ratio (1)	7.31	7.50
Tangible common equity to risk-weighted assets ratio (1)	13.80	12.53

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

The increases in the total risk-based and Tier 1 capital ratios for both SVB Financial and the Bank at June 30, 2010, compared to December 31, 2009 were primarily due to a shift in the mix of assets to a lower overall risk-weighting driven by an increase in funds held at the Federal Reserve, increases in investment balances and a decrease in loan balances. Increases in cumulative retained earnings also positively impacted the ratios. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of our continued increase in deposit balances. This resulted in substantial increases in cash balances and deposit liabilities, and thereby, significant growth in the balance sheet.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total assets or risk-weighted assets, after reducing both amounts by acquired intangibles and goodwill. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
GAAP SVBFG stockholders’ equity	$1,237,103	$1,128,343	$1,035,983	$914,068
Less:
Intangible assets	935	665	—	—

Tangible common equity	$1,236,168	$1,127,678	$1,035,983	$914,068

GAAP Total assets	$14,903,986	$12,841,399	$14,177,355	$12,186,203
Less:
Intangible assets	935	665	—	—

Tangible assets	$14,903,051	$12,840,734	$14,177,355	$12,186,203

Risk-weighted assets	$7,751,856	$7,494,498	$7,509,088	$7,293,332
Tangible common equity to tangible assets	8.29%	8.78%	7.31%	7.50%
Tangible common equity to risk-weighted assets	15.95	15.05	13.80	12.53

For both SVB Financial and the Bank, the tangible common equity to tangible assets ratio decreased due primarily to an increase in tangible assets which primarily reflects our continued growth in deposit balances. This increase was partially offset by an increase in tangible equity from an increase in retained earnings. For both SVB Financial and the Bank, the increase in tangible common equity to risk-weighted asset ratio is reflective of a higher proportion of cash and investment securities relative to loans.

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

At June 30, 2010, we had $528.4 million in total capital commitments in venture capital/private equity funds, of which $233.3 million was unfunded or uncalled. Included in the $233.3 million unfunded commitments are commitments of $142.7 million made by SVB Financial on behalf of certain new managed funds of funds that we have formed or plan to form (“New Fund Commitments”). While we cannot provide any assurances that we will be successful, we intend to form additional new managed fund of funds, such as our SVB Preferred Return Funds, to which we expect to transfer most of these New Fund Commitments. Upon transfer of these investments to the new funds, these investments are expected to be accounted for on an investment company fair value basis and any underlying gains or losses would be recognized in earnings according to the ownership interests of all participants in the fund, including SVB Financial. As of June 30, 2010, the carrying value of these investments exceeded the estimated fair value by $3.1 million. While the actual cash requirements of these New Fund Commitments are dependent on various factors, we currently expect capital calls of approximately $31 million for the next 12 months.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced an interest-bearing sweep deposit product in 2007, which increased by $357.5 million to $2.7 billion at June 30, 2010, compared to $2.3 billion at December 31, 2009. Additionally, we grew our noninterest-bearing demand deposits by $907.1 million to $7.2 billion at June 30, 2010, compared to $6.3 billion as of December 31, 2009. The overall increase in deposit balances was primarily due to our clients’ desire to maintain short-term liquidity, as well as the lack of attractive market investment opportunities. Additionally, we saw growth in our interest-bearing sweep deposits due to our clients’ desire to take advantage of the convenience of the daily sweep product combined with the competitive rates we pay on the product. Furthermore, our deposits increased in 2009 in part due to clients’ preference for the security provided by unlimited FDIC insurance for noninterest-bearing transaction accounts. Although the FDIC had extended such insurance coverage for participating financial institutions from its prior expiration date of June 30, 2010 to December 31, 2010, we opted out of such extended coverage and our unlimited insurance coverage for noninterest-bearing transaction accounts expired on June 30, 2010. As of July 1, 2010, such insurance coverage was subject to a $250,000 maximum pursuant to FDIC rules. Our election to opt out was based primarily on our assessment of our liquidity position and the associated costs of maintaining such extended coverage. Subsequent to our decision, the Dodd-Frank Wall Street Reform Act and Consumer Protection Act (the “Financial Reform Act”) was enacted on July 23, 2010, which extended such unlimited insurance coverage until January 1, 2013. The extent unlimited insurance coverage is available for our deposits may impact our deposit levels. Additionally, changes in the deposit behavior of our clients, which include a number of single large depositors, may also impact our deposit levels. Nevertheless, despite any fluctuations in our deposit levels or cost of deposits, the level of which we cannot predict, we continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, investment securities maturing within nine months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of nine months and anticipated near-term cash flows from investments. During the three months ended June 30, 2010, we sold all of our remaining non-agency residential and commercial mortgage-backed securities of $123.3 million, as well as agency-issued collateralized mortgage obligations of $34.6 million.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2009 Form 10-K.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2010 and 2009, respectively. Please refer to our Interim Statements of Cash Flows for the six months ended June 30, 2010, and 2009 under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in thousands)	2010	2009
Average cash and due from banks	$232,615	$259,482
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	4,204,475	3,099,153

Average cash and cash equivalents	$4,437,090	$3,358,635

Percentage of total average assets	31.6%	31.4%

Net cash provided by operating activities	$115,894	$86,602
Net cash (used for) provided by investing activities	(1,295,385)	(279,713)
Net cash provided by financing activities	1,856,981	1,465,756

Net increase in cash and cash equivalents	$677,490	$1,272,645

Average cash and cash equivalents increased by $1.0 billion to $4.4 billion for the six months ended June 30, 2010, compared to $3.4 billion for the comparable 2009 period, primarily due to the increase in deposit balances. The increase in deposit balances was primarily due to our clients’ desire to maintain short-term liquidity, as well as the lack of attractive market investment opportunities due to the current low interest rate environment.

Cash provided by operating activities was $115.9 million for the six months ended June 30, 2010, which included net income before noncontrolling interests of $50.4 million. Significant adjustments for noncash items that increased cash provided by operating activities included $18.2 million of provision for loan losses, net changes of $13.2 million in foreign exchange spot contracts, $12.4 million of amortization of premiums on investment securities, $9.1 million of depreciation and amortization, a $7.5 million increase in accrued compensation and $6.3 million of share-based compensation expense. Significant adjustments for noncash items that decreased cash provided by operating activities included $20.8 million of net gains on investment securities and $3.2 million of deferred warrant-related loan fee amortization.

Cash used for investing activities was $1.3 billion for the six months ended June 30, 2010. Net cash outflows included purchases of available-for-sale securities of $2.4 billion, purchases of non-marketable securities of $65.0 million and purchases of premises and equipment of $13.2 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $1.1 billion, a net decrease in loans of $69.1 million, sales of non-marketable securities of $22.6 million, and the recovery of $9.5 million from loans previously charged-off.

Cash provided by financing activities was $1.9 billion for the six months ended June 30, 2010. Net cash inflows included increases in deposits of $1.8 billion, net capital contributions from noncontrolling interests of $33.4 million, $13.2 million of proceeds from issuance of common stock and a $6.0 million net increase in short-term borrowings. Net cash outflows included $6.8 million from the repurchase of a warrant under the Capital Purchase Program.

Cash and cash equivalents at June 30, 2010 were $4.2 billion, compared to $3.7 billion at June 30, 2009.

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

The following table presents our MVPE and NII sensitivity exposure at June 30, 2010 and December 31, 2009, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

Change in interest rates (basis points)	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
June 30, 2010:
+200	$1,614,639	$80,724	5.3%	$542,743	$98,963	22.3%
+100	1,573,397	39,482	2.6	484,808	41,028	9.2
-	1,533,915	—	—	443,780	—	—
-100	1,635,903	101,988	6.6	408,592	(35,188)	(7.9)
-200	1,629,518	95,603	6.2	387,551	(56,229)	(12.7)

December 31, 2009:
+200	$1,491,262	$(37,645)	(2.5)%	$515,333	$75,569	17.2%
+100	1,510,211	(18,696)	(1.2)	470,398	30,634	7.0
-	1,528,907	—	—	439,764	—	—
-100	1,567,122	38,215	2.5	424,444	(15,320)	(3.5)
-200	1,626,056	97,149	6.4	406,626	(33,138)	(7.5)

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

Our base case MVPE at June 30, 2010 increased from December 31, 2009 by $5.0 million primarily due to a change in the overall balance sheet mix as available-for-sale securities and interest-earning cash equivalents grew by $1.4 billion and $696.5 million, respectively, from December 31, 2009 to June 30, 2010. MVPE rose in both the simulated upward and downward interest rate movements due to our significant growth in floating rate available-for-sale securities, interest-earning cash equivalents and noninterest-bearing deposits. Additionally, with the historically low level of interest rates, our deposit rates are also at or near their absolute floors thus decreasing the downward rate shock effects.

Our expected 12-month NII at June 30, 2010 increased from December 31, 2009 by $4.0 million due primarily to growth in our available-for-sale securities portfolio. Our overall balance sheet grew by $2.1 billion from December 31, 2009 to June 30, 2010. The growth was principally attributed to large increases in our cash equivalents, available-for-sale securities portfolio, and deposits. NII sensitivity increased in both the simulated upward and downward interest rate movements due primarily to the large growth in the rate sensitive cash equivalents, floating rate available-for-sale securities, and noninterest-bearing deposits. In addition to these changes, other general contributing factors include changes in balance sheet mix, changes in deposit repricing assumptions, and a lower projected forward rate curve.

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

Please refer to Note 15-”Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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

There are no material changes from the risk factors set forth in our 2009 Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (as filed with the SEC on May 7, 2010). We have noted recent financial reform legislation under the risk factor “Additional requirements under our regulatory framework intended to strengthen the U.S. financial system could adversely affect us” under Legal/Regulatory Risks below.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. At June 30, 2010, we had $5.3 billion in total unfunded credit commitments. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. In addition, limited partner investors of our venture capital/private equity fund clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations and reputation.

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

As a financial institution, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses to us or our clients, privacy breaches against our clients, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. In recent periods, there has been a rise in electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity in recent periods.

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

SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve and the California Department of Financial Institutions. Federal and state laws and regulations govern, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital, which may require us to raise additional capital in the future or affect our ability to use our capital resources for other business purposes. In addition, increased regulatory requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and results of operations.

Additional requirements under our regulatory framework intended to strengthen the U.S. financial system could adversely affect us.

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. On July 23, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. This legislation sets out sweeping regulatory changes. The requirements include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and the “Volcker Rule,” which restricts the sponsorship, or the acquisition or retention of ownership interests, in private equity funds; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. Certain provisions are effective immediately; however, much of the Financial Reform Act is subject to further rulemaking (at least 200 implementation rulemakings) and/or studies (at least 60 further studies or reports). As such, while we are subject to the legislation, we cannot fully assess the impact of the Financial Reform Act until final rules are implemented, which depending on the rule, could be within six to 24 months from the enactment of the Financial Reform Act, or later.

Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under the Financial Reform Act, may have a material and adverse effect on our business, financial condition, and results of operations and may make it more difficult for us to attract and retain qualified executive officers and employees.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 16, 2010	354,058	*	$19.26	*	N/A	N/A

Total	354,058	*	$19.26	*	N/A	N/A

*	On June 16, 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our previous participation in the U.S. Treasury’s Capital Purchase Program. The total cash repurchase price paid by the Company to the U.S. Treasury was $6.8 million for the aggregate warrant. The warrant was previously exercisable for 354,058 shares of our common stock at an exercise price of $49.78 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB Financial Group

Date: August 6, 2010	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 6, 2010	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.16	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010

4.17	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.19	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.21	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.22	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial Group	8-K	000-15637	4.21	December 15, 2008

*10.5	1999 Employee Stock Purchase Plan	DEF 14A	000-15637	A	March 10, 2010

*10.35	SVB Financial Group Long-Term Cash Incentive Plan	8-K	000-15637	10.35	July 27, 2010

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2010, and December 31, 2009; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (vi) Notes to Financial Statements, tagged as blocks of text.					***

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, XBRL information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.