Form 10-Q
period 2010-09-30
SVB FINANCIAL GROUP
filed 2010-11-05
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 29, 2010, 41,992,519 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2010	December 31, 2009
Assets
Cash and due from banks	$3,387,204	$3,454,611
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	391,165	58,242

Cash and cash equivalents	3,778,369	3,512,853

Available-for-sale securities	6,003,198	3,938,188
Non-marketable securities	656,067	553,531

Investment securities	6,659,265	4,491,719

Loans, net of unearned income	4,859,205	4,548,094
Allowance for loan losses	(74,369)	(72,450)

Net loans	4,784,836	4,475,644

Premises and equipment, net of accumulated depreciation and amortization	41,917	31,736
Accrued interest receivable and other assets	395,682	329,447

Total assets	$15,660,069	$12,841,399

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$7,449,081	$6,298,988
Negotiable order of withdrawal (NOW)	38,134	53,200
Money market	2,067,620	1,292,215
Money market deposits in foreign offices	76,795	49,722
Time	378,687	332,310
Sweep	2,404,628	2,305,502

Total deposits	12,414,945	10,331,937

Short-term borrowings	59,735	38,755
Other liabilities	263,283	139,947
Long-term debt	1,225,810	856,650

Total liabilities	13,963,773	11,367,289

Commitments and contingencies (Note 12)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 41,964,764 shares and 41,338,389 shares outstanding, respectively	42	41
Additional paid-in capital	410,590	389,490
Retained earnings	810,379	732,907
Accumulated other comprehensive income	47,600	5,905
Total SVBFG stockholders’ equity	1,268,611	1,128,343
Noncontrolling interests	427,685	345,767

Total equity	1,696,296	1,474,110

Total liabilities and total equity	$15,660,069	$12,841,399

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Interest income:
Loans	$80,716	$83,049	$230,216	$255,548
Available-for-sale securities:
Taxable	32,375	21,562	101,493	53,207
Non-taxable	948	1,008	2,869	3,098
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,719	2,367	8,444	7,228

Total interest income	116,758	107,986	343,022	319,081

Interest expense:
Deposits	3,783	4,801	11,315	17,253
Borrowings	6,634	6,367	18,090	21,818

Total interest expense	10,417	11,168	29,405	39,071

Net interest income	106,341	96,818	313,617	280,010
Provision for loan losses	10,971	8,030	29,124	72,889

Net interest income after provision for loan losses	95,370	88,788	284,493	207,121

Noninterest income:
Gains (losses) on investment securities, net	46,611	3,905	67,420	(37,890)
Foreign exchange fees	9,091	7,491	26,207	22,574
Deposit service charges	7,324	6,906	22,283	20,319
Client investment fees	4,681	5,527	13,562	17,355
Credit card fees	3,139	2,300	8,853	6,696
Letters of credit and standby letters of credit income	2,752	3,019	7,869	8,240
Gains (losses) on derivative instruments, net	1,257	(1,090)	4,565	(2,123)
Other	11,381	6,249	24,907	21,830

Total noninterest income	86,236	34,307	175,666	57,001

Noninterest expense:
Compensation and benefits	62,170	45,815	181,993	141,042
Professional services	12,618	12,109	37,358	35,452
Premises and equipment	5,548	5,892	16,651	16,993
Business development and travel	5,153	2,902	14,542	9,578
Net occupancy	5,131	4,198	14,468	13,346
FDIC assessments	2,637	2,589	13,273	13,853
Correspondent bank fees	2,228	2,118	6,132	5,994
Provision for (reduction of) unfunded credit commitments	1,692	65	2,561	(3,366)
Impairment of goodwill	—	—	—	4,092
Other	6,994	4,119	19,949	18,975

Total noninterest expense	104,171	79,807	306,927	255,959

Income before income tax expense	77,435	43,288	153,232	8,163
Income tax expense	24,996	16,879	50,397	21,605

Net income (loss) before noncontrolling interests	52,439	26,409	102,835	(13,442)
Net (income) loss attributable to noncontrolling interests	(14,652)	(2,246)	(25,371)	40,708

Net income attributable to SVBFG	$37,787	$24,163	$77,464	$27,266

Preferred stock dividend and discount accretion	—	(3,555)	—	(10,636)

Net income available to common stockholders	$37,787	$20,608	$77,464	$16,630

Earnings per common share—basic	$0.90	$0.62	$1.86	$0.50
Earnings per common share—diluted	0.89	0.61	1.83	0.50

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income (loss) before noncontrolling interests	$52,439	$26,409	$102,835	$(13,442)
Other comprehensive income, net of tax:
Change in cumulative translation gains (losses):
Foreign currency translation gains (losses)	2,113	455	1,961	(87)
Related tax (expense) benefit	(862)	(184)	(800)	28
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains	634	35,068	92,923	52,927
Related tax expense	(259)	(14,291)	(37,901)	(21,581)
Reclassification adjustment for (gains) losses included in net income (loss)	(23,605)	(8)	(24,473)	26
Related tax benefit (expense)	9,631	3	9,985	(11)

Other comprehensive (loss) income, net of tax	(12,348)	21,043	41,695	31,302

Comprehensive income	40,091	47,452	144,530	17,860
Comprehensive (income) loss attributable to noncontrolling interests	(14,652)	(2,246)	(25,371)	40,708

Comprehensive income attributable to SVBFG	$25,439	$45,206	$119,159	$58,568

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained	Accumulated Other Comprehensive	Total SVBFG Stockholders’	Noncontrolling	Total Equity
(Dollars in thousands)	Shares	Amount	Shares	Amount		Earnings	Income (Loss)	Equity	Interests
Balance at December 31, 2008	235,000	$221,185	32,917,007	$33	$66,201	$709,726	$(5,789)	$991,356	$320,356	$1,311,712

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	285,380	—	4,116	—	—	4,116	—	4,116
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	—	—	(590)	—	—	(590)	—	(590)
Net income (loss)	—	—	—	—	—	27,266	—	27,266	(40,708)	(13,442)
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	45,747	45,747
Net change in unrealized losses on available-for-sale investment securities, net of tax	—	—	—	—	—	—	31,361	31,361	—	31,361
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(59)	(59)	—	(59)
Stock-based compensation expense	—	—	—	—	11,051	—	—	11,051	—	11,051
Income tax benefit from original issue discount related to 3.875% convertible senior notes	—	—	—	—	10,745	—	—	10,745	—	10,745
Preferred stock dividend and discount accretion	—	1,824	—	—	—	(10,636)	—	(8,812)	—	(8,812)
Other-net	—	—	—	—	844	99	—	943	—	943

Balance at September 30, 2009	235,000	$223,009	33,202,387	$33	$92,367	$726,455	$25,513	$1,067,377	$325,395	$1,392,772

Balance at December 31, 2009	—	$—	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	626,375	1	15,209	—	—	15,210	—	15,210
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	2,891	—	—	2,891	—	2,891
Net income	—	—	—	—	—	77,464	—	77,464	25,371	102,835
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	56,547	56,547
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	—	—	40,534	40,534	—	40,534
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	1,161	1,161	—	1,161
Stock-based compensation expense	—	—	—	—	9,865	—	—	9,865	—	9,865
Repurchase of warrant under Capital Purchase Program	—	—	—	—	(6,820)	—	—	(6,820)	—	(6,820)
Other-net	—	—	—	—	(45)	8	—	(37)	—	(37)

Balance at September 30, 2010	—	$—	41,964,764	$42	$410,590	$810,379	$47,600	$1,268,611	$427,685	$1,696,296

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss) before noncontrolling interests	$102,835	$(13,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	4,092
Provision for loan losses	29,124	72,889
Provision for (reduction of) unfunded credit commitments	2,561	(3,366)
Changes in fair values of derivatives, net	1,556	2,734
(Gains) losses on investment securities, net	(67,420)	37,890
Depreciation and amortization	14,447	15,597
Amortization of premiums (accretion of discounts) on investment securities, net	18,700	10,199
Tax benefit of original issue discount	—	10,745
Tax expense from stock exercises	(306)	(927)
Amortization of share-based compensation	9,904	11,177
Amortization of deferred warrant-related loan fees	(4,923)	(6,125)
Deferred income tax expense (benefit)	1,794	(1,859)
Losses on sale of and valuation adjustments to other real estate owned property	24	117
Changes in other assets and liabilities:
Accrued interest, net	5,817	(2,235)
Accounts receivable	(10,768)	3,378
Income tax receivable, net	23,933	(21,169)
Accrued compensation	22,567	(5,742)
Foreign exchange spot contracts, net	4,849	(9,282)
Other, net	21,897	(1,870)

Net cash provided by operating activities	176,591	102,801

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,167,462)	(2,115,015)
Proceeds from sales of available-for-sale securities	653,122	195
Proceeds from maturities and pay downs of available-for-sale securities	1,526,562	499,493
Purchases of nonmarketable securities (cost and equity method accounting)	(36,847)	(33,882)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	12,185	3,363
Purchases of nonmarketable securities (investment fair value accounting)	(78,667)	(43,849)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	25,866	11,760
Net (increase) decrease in loans	(354,452)	729,876
Proceeds from recoveries of charged-off loans	13,397	16,892
Proceeds from sale of other real estate owned	196	693
Payment for acquisition of intangibles, net of cash acquired	(360)	—
Purchases of premises and equipment	(21,031)	(11,545)

Net cash used for investing activities	(2,427,491)	(942,019)

Cash flows from financing activities:
Net increase in deposits	2,083,008	2,582,160
Principal payments of other long-term debt	—	(101,272)
Increase (decrease) in short-term borrowings	20,980	(9,835)
Proceeds from issuance of 5.375% Senior Notes, net of discount and issuance cost	344,294	—
Capital contributions from noncontrolling interests, net of distributions	56,547	45,747
Tax benefit from stock exercises	3,197	337
Dividends paid on preferred stock	—	(7,932)
Proceeds from issuance of common stock	15,210	4,116
Repurchase of warrant under Capital Purchase Program	(6,820)	—

Net cash provided by financing activities	2,516,416	2,513,321

Net increase in cash and cash equivalents	265,516	1,674,103
Cash and cash equivalents at beginning of period	3,512,853	2,436,725

Cash and cash equivalents at end of period	$3,778,369	$4,110,828

Supplemental disclosures:
Cash paid during the period for:
Interest	$22,903	$35,852
Income taxes	21,360	35,824
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$—	$1,469
Unrealized gains on available-for-sale securities, net of tax	40,534	31,361
Net change in fair value of interest rate swaps	20,362	(37,914)

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

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) and as updated to reflect revised segment financial reporting in our Current Report on form 8-K filed on September 15, 2010.

The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data-Note 2-”Summary of Significant Accounting Policies” under Part II, Item 8 of our 2009 Form 10-K, and with the accounting pronouncements adopted during the nine months ended September 30, 2010, as discussed below.

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

No new accounting guidance was adopted during the second or third quarters of 2010.

Information about these pronouncements is described in more detail below.

Impact of Adopting ASU No. 2009-16

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. This standard also removes the concept of a qualifying special-purpose entity (“QSPE”) for accounting purposes. Our adoption of this standard as of January 1, 2010 did not have a material impact on our financial position, results of operations or stockholders’ equity as we have not historically made sales or transfers of assets to QSPEs. However, we do engage from time to time in selling our loans. Historically, our participating interests in those sales have the same priority and are not subordinated to the other participating interest holders’ interest. Therefore, the change in the standard of removing the QSPE concept and the new definition of participating interest did not have an impact on our sales treatment.

Impact of Adopting ASU No. 2009-17

In June 2009, the FASB issued a new accounting standard which replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a VIE, with an approach focused on which enterprise has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our adoption of this standard as of January 1, 2010 required us to de-consolidate Gold Hill Venture Lending Partners 03, LLC (“GHLLC”), which resulted in a reduction of total assets and total equity of $1.1 million. The identification of VIE’s or changes in our consolidation of entities did not have a material impact on our financial position, results of operations or stockholders’ equity.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued a new accounting standard (ASU No. 2010-20), which requires the addition of new disclosures and enhances existing disclosure requirements already included in the guidance for credit quality and the allowance for credit losses. The statement requires enhancements to disclosures for the allowance for credit losses on a disaggregated basis. The statement defines two levels of disaggregation: 1) portfolio segment and 2) class of financing receivable. Additionally, the statement requires multiple new disclosures regarding an entity’s financing receivables, such as credit quality indicators, aging of past due receivables, troubled debt restructurings, and significant purchases and sales. The new disclosures and amendments to existing disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. This standard will enhance and increase the disclosure requirements for credit quality and the allowance for credit losses and will not have an impact on our financial position, results of operations or stockholders’ equity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Common Stock

On June 16, 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our prior participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). The total cash repurchase price paid to the U.S. Treasury was $6.8 million for the aggregate warrant. At the time of issuance, the warrant was initially exercisable for 708,116 shares of our common stock at an exercise price of $49.78 per share. However, due to our completion of a qualified equity offering during the fourth quarter of 2009, the number of shares of common stock exercisable under the warrant was reduced to 354,058 pursuant to applicable CPP rules. The repurchase of the warrant reduced our stockholders’ equity by the total cash price of $6.8 million, and did not have any impact on our net income available to common stockholders or diluted earnings per share for the nine months ended September 30, 2010.

Earnings Per Share

Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued pursuant to stock options and restricted stock units under our equity incentive plan, stock purchases under our employee stock purchase plan, our 3.875% convertible senior notes (“2008 Convertible Notes”) and related warrants and note hedge. Potentially dilutive common shares are excluded from the computation of dilutive earnings per share in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
Net income attributable to SVBFG	$37,787	$24,163	$77,464	$27,266
Preferred stock dividend and discount accretion	—	(3,555)	—	(10,636)

Net income available to common stockholders	$37,787	$20,608	$77,464	$16,630

Denominator:
Weighted average common shares outstanding-basic	41,930	33,177	41,679	33,033
Weighted average effect of dilutive securities:
Stock options	511	495	652	215
Restricted stock units	72	—	70	—

Denominator for diluted calculation	42,513	33,672	42,401	33,248

Net income per common share:
Basic	$0.90	$0.62	$1.86	$0.50

Diluted	$0.89	$0.61	$1.83	$0.50

Any dilutive effect of our 2008 Convertible Notes are included in the calculation of diluted EPS using the treasury stock method. The 2008 Convertible Notes did not impact our weighted average diluted common shares total as the applicable conversion price was higher than the average daily closing price for the three and nine month periods. Our warrant associated with the 2008 Convertible Notes did not impact our weighted average diluted common shares total as the exercise price was higher than the average daily closing price for the three and nine month periods.

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2010	2009	2010	2009
Stock options	6	1,718	8	2,485
Restricted stock units	5	90	4	499
Warrant associated with Capital Purchase Program (1)	—	275	—	597

Total	11	2,083	12	3,581

(1)	On June 16, 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our prior participation in the CPP.

In addition to the above, at September 30, 2010, 4.7 million shares of our 2008 Convertible Notes and associated warrants were outstanding but also excluded from the diluted EPS calculation as they were deemed to be anti-dilutive. Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement. For information on our 2008 Convertible Notes and associated convertible note hedge and warrant agreement, see our Consolidated Financial Statements and Supplementary Data- Note 12- “Short-Term Borrowings and Long-Term Debt” and Note 13- “Derivative Financial Instruments” and under Part II, Item 8 of our 2009 Form 10-K.

3. Share-Based Compensation

For the three and nine months ended September 30, 2010, we recorded share-based compensation expense of $3.6 million and $9.9 million, respectively, resulting in the recognition of $0.9 million and $2.4 million, respectively, in related tax benefits. For the three and nine months ended September 30, 2009, we recorded share-based compensation expense of $3.4 million and $11.2 million, respectively, resulting in the recognition of $0.8 million and $2.7 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At September 30, 2010, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$11,644	2.93
Restricted stock units	12,926	2.39

Total unrecognized share-based compensation expense	$24,570

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2009	3,500,723	$35.31
Granted	452,324	47.85
Exercised	(470,876)	28.63
Forfeited	(98,100)	40.71
Expired	(57,925)	50.01

Outstanding at September 30, 2010	3,326,146	37.53	3.27	$25,518,512

Vested and expected to vest at September 30, 2010	3,168,894	37.41	3.13	24,508,490

Exercisable at September 30, 2010	2,225,405	36.83	2.05	17,646,011

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $42.32 as of September 30, 2010. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $1.3 million and $8.5 million, respectively, compared to $0.8 million and $1.0 million for the comparable 2009 periods.

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	336,806	$39.55
Granted	219,750	46.99
Vested	(95,948)	39.67
Forfeited	(35,685)	33.91

Nonvested at September 30, 2010	424,923	43.90

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreements to resell and other short-term investment securities at September 30, 2010 and December 31, 2009, respectively:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Securities purchased under agreements to resell	$48,115	$58,242
Short-term agency discount notes	330,197	—
Other short-term investment securities	12,853	—

Total securities purchased under agreements to resell and other short-term investment securities	$391,165	$58,242

In addition, as of September 30, 2010 and December 31, 2009, $2.9 billion and $3.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $261.0 million and $171.6 million, respectively.

5. Investment Securities

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

The major components of our investment securities portfolio at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010				December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,452	$1,222	$—	$26,674	$25,583	$464	$—	$26,047
U.S. agency debentures	1,711,241	10,848	(369)	1,721,720	887,008	5,188	(443)	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,150,836	33,030	—	1,183,866	1,413,817	14,050	(17,237)	1,410,630
Agency-issued collateralized mortgage obligations - fixed rate	966,492	25,500	(11)	991,981	1,360,790	17,142	(5,557)	1,372,375
Agency-issued collateralized mortgage obligations - variable rate	1,972,194	4,426	(923)	1,975,697	—	—	—	—
Non-agency mortgage-backed securities (1)	—	—	—	—	89,155	48	(5,507)	83,696
Commercial mortgage-backed securities (1)	—	—	—	—	48,440	468	(107)	48,801
Municipal bonds and notes	96,980	5,792	(15)	102,757	100,504	2,429	(56)	102,877
Equity securities	444	92	(33)	503	1,795	219	(5)	2,009

Total available-for-sale securities	$5,923,639	$80,910	$(1,351)	$6,003,198	$3,927,092	$40,008	$(28,912)	$3,938,188

Non-marketable securities:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)				365,742				271,316
Other private equity investments (3)				84,535				96,577
Other investments (4)				962				1,143
Non-marketable securities (equity method accounting):
Other investments (5)				63,198				59,660
Low income housing tax credit funds				28,690				26,797
Non-marketable securities (cost method accounting):
Private equity fund investments (6)				100,110				86,019
Other private equity investments				12,830				12,019

Total non-marketable securities				656,067				553,531

Total investment securities				$6,659,265				$4,491,719

(1)	During the second quarter of 2010, we sold all of our non-agency residential and commercial mortgage-backed securities totaling $123.3 million and agency-issued collateralized mortgage obligations totaling $34.6 million.

(2)	The following table shows the amount of private equity fund investments by the following consolidated funds and our ownership of each fund at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$47,026	12.6%	$50,508	12.6%
SVB Strategic Investors Fund II, LP	94,922	8.6	85,820	8.6
SVB Strategic Investors Fund III, LP	135,631	5.9	102,568	5.9
SVB Strategic Investors Fund IV, LP	31,050	5.0	13,677	5.0
SVB Capital Preferred Return Fund, LP	19,730	19.5	8,330	20.0
SVB Capital—NT Growth Partners, LP	24,456	33.0	10,413	33.0
SVB Capital Partners II, LP (i)	4,631	5.1	—	N/A
Other Private Equity Fund (ii)	8,296	60.5	—	N/A

Total private equity fund investments	$365,742		$271,316

(i)	At September 30, 2010, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.
(ii)	At September 30, 2010, we had a direct ownership interest of 44.5% and an indirect ownership interest of 12.6% and 3.4% in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	The following table shows the amount of private equity investments by the following consolidated funds and our ownership of each fund at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$19,598	10.7%	$24,023	10.7%
SVB Capital Partners II, LP	38,052	5.1	36,847	5.1
SVB India Capital Partners I, LP	26,885	14.4	35,707	14.4

Total other private equity investments	$84,535		$96,577

(4)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At September 30, 2010 and December 31, 2009 we had a majority ownership interest of slightly more than 50.0% in the fund. Partners for Growth, LP is managed by a third party, and we do not have an ownership interest in the general partner of this fund.

(5)	The following table shows the amount of investments and our ownership of each fund at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$12,096	9.3%	$16,134	9.3%
Partners for Growth II, LP	9,720	24.2	13,059	24.2
Other investments	41,382	N/A	30,467	N/A

Total other investments	$63,198		$59,660

(i)	At September 30, 2010, we had a direct ownership interest of 4.8% in the fund and an indirect interest in the fund through our investment in GHLLC of 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.

(6)	Represents investments in 344 and 349 venture capital/private equity funds at September 30, 2010 and December 31, 2009, respectively, where our ownership interest is less than 5% of the voting interests of each such fund. For the three months ended September 30, 2010, we recognized other- than- temporary impairment (“OTTI”) losses of $0.5 million resulting from other- than- temporary declines in value for 16 of the 344 investments. For the nine months ended September 30, 2010, we recognized OTTI losses of $1.5 million resulting from other- than- temporary declines in value for 54 of the 344 investments. The OTTI losses are included in net gains (losses) on investment securities, a component of noninterest income. For the remaining 290 investments at September 30, 2010, we concluded that declines in value, if any, were temporary and as such, no OTTI was required to be recognized. At September 30, 2010, the carrying value of these venture capital/private equity fund investments (cost method accounting) was $100.1 million, and the estimated fair value was $101.1 million.

The following table summarizes our unrealized losses on our available-for-sale securities into categories of less than 12 months, or 12 months or longer, at September 30, 2010:

	September 30, 2010
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$249,672	$(369)	$—	$—	$249,672	$(369)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	6,260	(11)	—	—	6,260	(11)
Agency-issued collateralized mortgage obligations—variable rate	559,152	(923)	—	—	559,152	(923)
Municipal bonds and notes	3,509	(15)	—	—	3,509	(15)
Equity securities	32	(33)	—	—	32	(33)

Total temporarily impaired securities (1)	$818,625	$(1,351)	$—	$—	$818,625	$(1,351)

(1)	As of September 30, 2010, we identified a total of 36 investments that were in unrealized loss positions. There were no investments with unrealized losses that have been in an impaired position for a period of time greater than 12 months. Unrealized losses are due primarily to increases in market rates relative to rates at the time of purchase. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of September 30, 2010, it is more likely than not that we will not be required to sell any of our debt securities prior to recovery of our adjusted cost basis. Based on our analysis we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of September 30, 2010 are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2009:

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of September 30, 2010. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for most U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities typically have original contractual maturities from 15 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	September 30, 2010
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,674	2.39%	$—	—%	$26,674	2.39%	$—	—%	$—	—%
U.S. agency debentures	1,721,720	1.77	86,651	2.36	1,635,069	1.74	—	—	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,183,866	3.68	—	—	—	—	1,038	7.50	1,182,828	3.68
Agency-issued collateralized mortgage obligations—fixed rate	991,981	3.38	—	—	—	—	—	—	991,981	3.38
Agency-issued collateralized mortgage obligations—variable rate	1,975,697	0.72	—	—	—	—	—	—	1,975,697	0.72
Municipal bonds and notes	102,756	6.02	1,143	6.50	7,171	5.38	42,397	5.90	52,045	6.20

Total	$6,002,694	2.14	$87,794	2.41	$1,668,914	1.76	$43,435	5.94	$4,202,551	2.25

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Gross gains on investment securities:
Available-for-sale securities, at fair value	$23,605	$8	$26,737	$15
Marketable securities (investment company fair value accounting)	8,109	111	8,160	1,290
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	19,014	7,101	47,659	8,370
Other private equity investments	2,321	4,531	7,258	4,724
Other investments	9	71	36	684
Non-marketable securities (equity method accounting):
Other investments	2,663	2,361	4,804	5,170
Non-marketable securities (cost method accounting):
Private equity fund investments	222	15	780	316
Other private equity investments	—	—	—	22
Other investments	242	—	344	—

Total gross gains on investment securities	56,185	14,198	95,778	20,591

Gross losses on investment securities:
Available-for-sale securities, at fair value	—	—	(2,264)	(41)
Marketable securities (investment company fair value accounting)	—	(16)	(57)	(409)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(6,171)	(4,321)	(15,291)	(41,081)
Other private equity investments	(2,877)	(2,072)	(8,589)	(10,104)
Other investments	—	—	(79)	—
Non-marketable securities (equity method accounting):
Other investments	(1)	(1,690)	(614)	(2,973)
Non-marketable securities (cost method accounting):
Private equity fund investments	(516)	(2,105)	(1,455)	(3,754)
Other private equity investments	(9)	(89)	(9)	(119)

Total gross losses on investment securities	(9,574)	(10,293)	(28,358)	(58,481)

Gains (losses) on investment securities, net	$46,611	$3,905	$67,420	$(37,890)

Gains (losses) attributable to noncontrolling interests, including carried interest	$16,817	$4,880	$33,159	$(32,491)

6. Loans and Allowance for Loan Losses

We serve a variety of commercial clients in the technology, life science, venture capital/private equity and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and clean technology. Our life science clients are concentrated in the medical devices and biotechnology sectors. Loans made to venture capital/private equity firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.

In addition to commercial loans, we make loans to targeted high- net- worth individuals through our Private Client Services (“PCS”) business. These products and services include real estate secured home equity lines of credit, which may be used to finance real estate investments and loans for personal residences used to purchase, renovate or refinance personal residences. These products and services also include restricted stock purchase loans and capital call lines of credit. We also provide real estate secured loans to eligible employees through our Employee Home Ownership Program (“EHOP”).

We also provide community development loans, which are low income housing loans made as part of our responsibilities under the Community Reinvestment Act. These loans are construction loans and are primarily secured by real estate.

The composition of loans, net of unearned income of $40.9 million and $34.9 million at September 30, 2010 and December 31, 2009, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Commercial loans:
Software	$1,601,950	$1,381,669
Hardware	540,423	551,545
Clean Technology	146,160	71,550
Venture Capital/Private Equity	746,822	925,330
Life Science	601,429	514,879
Premium Wine	145,696	143,062
All other sectors	225,623	158,666

Commercial loans (1)	4,008,103	3,746,701

Real estate secured loans:
Premium Wine	320,908	298,839
Consumer loans (2)	297,410	241,284

Real estate secured loans	618,318	540,123

Construction loans	49,976	59,926
Consumer loans	182,808	201,344

Total loans, net of unearned income	$4,859,205	$4,548,094

(1)	Included within our commercial loans portfolio are business credit card loans to commercial clients. At September 30, 2010 and December 31, 2009, our business credit card loans portfolio totaled $32.9 million and $24.6 million, respectively.
(2)	Consumer loans secured by real estate at September 30, 2010, and December 31, 2009 were comprised of the following:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Loans for personal residence	$122,304	$64,678
Home equity lines of credit	88,325	90,459
Loans to eligible employees	86,781	86,147

Consumer loans secured by real estate	$297,410	$241,284

The activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning balance	$71,789	$110,473	$72,450	$107,396
Gross charge-offs:
Commercial loans:
Software	(4,401)	(12,603)	(10,897)	(25,867)
Hardware	(835)	(8,284)	(9,782)	(43,328)
Clean Technology	(59)	—	(2,242)	—
Venture Capital/Private Equity	—	(10,455)	—	(10,455)
Life Science	(6,977)	(6,807)	(16,627)	(15,424)
Premium Wine	(15)	(17)	(516)	(2,333)
All other sectors	(1)	(1,698)	(49)	(1,698)

Commercial loans	(12,288)	(39,864)	(40,113)	(99,105)

Real estate secured loans:
Premium Wine	—	—	(1)	—
Consumer loans	(1)	(449)	(487)	(449)

Real estate secured loans	(1)	(449)	(488)	(449)

Construction loans	—	—	—	(96)
Consumer loans	—	(6,240)	(1)	(10,814)

Total gross charge-offs	$(12,289)	$(46,553)	$(40,602)	$(110,464)

Recoveries:
Commercial loans:
Software	$1,164	$836	$4,189	$1,820
Hardware	1,512	11,525	3,782	12,363
Clean Technology	32	—	903	—
Life Science	965	2,260	3,264	2,374
Premium Wine	60	43	158	48
All other sectors	91	61	626	95

Commercial loans	3,824	14,725	12,922	16,700

Real estate secured loans:
Consumer loans	6	—	6	2

Real estate secured loans	6	—	6	2

Construction loans	—	4	5	10
Consumer loans	68	34	464	180

Total recoveries	$3,898	$14,763	$13,397	$16,892

Net charge-offs	(8,391)	(31,790)	(27,205)	(93,572)
Provision for loan losses	10,971	8,030	29,124	72,889

Allowance for loan losses, ending balance	$74,369	$86,713	$74,369	$86,713

Impaired Loans and Troubled Debt Restructurings

A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. The recorded investment in impaired loans totaled $45.0 million and $50.2 million at September 30, 2010 and December 31, 2009, respectively. The recorded investment in impaired loans for which there was a related allowance for loan losses was $34.5 million and $47.0 million at September 30, 2010 and December 31, 2009, respectively, with related allowance for loan losses of $6.5 million and $8.9 million, respectively. The recorded investment in impaired loans for which there was no related allowance for loan losses was $10.5 million and $3.2 million at September 30, 2010 and December 31, 2009, respectively. Average impaired loans for the three and nine months ended September 30, 2010 totaled $45.5 million and $48.9 million, respectively. Cash payments received related to these loans totaled $0.5 million and $1.4 million for the three and nine months ended September 30, 2010, respectively. Average impaired loans for the three and nine months ended September 30, 2009 totaled $95.1 million and $98.6 million, respectively. Cash payments received related to these loans totaled $0.5 million and $1.2 million for the three and nine months ended September 30, 2009, respectively. These payments were applied against the outstanding principal balance of the loans. We did not recognize any interest income related to impaired loans in either of the three and nine months ended September 30, 2010 or 2009 during the time period that the loans were impaired. There were no loans past due 90 days or more still accruing interest at September 30, 2010 compared to $2.5 million at December 31, 2009.

Included in the $45.0 million of impaired loans at September 30, 2010 are loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. As of September 30, 2010, we had TDR’s of $24.0 million, which were comprised of $20.1 million in consumer loans secured by real estate, $1.8 million in software loans, $1.0 in construction loans and $1.1 million in other commercial loans. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments. There were no commitments available for funding to the clients associated with these TDR’s as of September 30, 2010.

7. Goodwill

During the first quarter of 2009, we conducted an assessment of goodwill of eProsper, a data management services company in which we own a 65% interest, based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a noncash non tax-deductible charge to continuing operations during the first quarter of 2009. There was no remaining goodwill on our balance sheet as of September 30, 2010 or December 31, 2009 and has not been since the first quarter of 2009.

8. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at September 30, 2010 and December 31, 2009:

(Dollars in thousands)	Maturity	September 30, 2010	December 31, 2009
Short-term borrowings:
Other short-term borrowings	(1)	$59,735	$38,755

Total short-term borrowings		$59,735	$38,755

Long-term debt:
5.375% senior notes	September 15, 2020	$347,555	$—
5.70% senior notes (2)	June 1, 2012	268,503	269,793
6.05% subordinated notes (3)	June 1, 2017	298,263	276,541
3.875% convertible senior notes	April 15, 2011	248,715	246,991
7.0% junior subordinated debentures	October 15, 2033	55,592	55,986
4.99% long-term notes payable	(4)	7,182	7,339

Total long-term debt		$1,225,810	$856,650

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our senior and subordinated notes.
(2)	At September 30, 2010 and December 31, 2009, included in the carrying value of our 5.70% senior notes are $18.6 million and $19.9 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(3)	At September 30, 2010 and December 31, 2009, included in the carrying value of our 6.05% subordinated notes are $48.7 million and $27.0 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(4)	Represents long-term notes payable related to one of our debt fund investments beginning April 30, 2009 with the last payment due in April 2012.

Interest expense related to short-term borrowings and long-term debt was $6.6 million and $18.1 million for the three and nine months ended September 30, 2010, respectively, and $6.4 million and $21.8 million for the three and nine months ended September 30, 2009, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements. The weighted average interest rates associated with our short-term borrowings as of September 30, 2010 and December 31, 2009 were 0.15 percent and 0.05 percent, respectively.

5.375% Senior Notes

In September 2010, we issued $350 million of 5.375% senior notes due in September 2020 (“5.375% Senior Notes”). We received net proceeds of $344.3 million after deducting underwriting discounts and commissions and other estimated expenses. We intend to use approximately $250 million of the net proceeds from the sale of the notes to meet obligations due on the unconverted portion of our 2008 Convertible Notes due on April 15, 2011 (see “2008 Convertible Notes” section below for further details). The remaining net proceeds will be used for general corporate purposes, including working capital.

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

For the three and nine months ended September 30, 2010, the effective interest rate for our 2008 Convertible Notes was 5.66 percent and 5.72 percent, respectively, and interest expense was $3.5 million and $10.6 million, respectively. For the three and nine months ended September 30, 2009, the effective interest rate for our 2008 Convertible Notes was 5.66 percent and 5.73 percent, respectively, and interest expense was $3.5 million and $10.5 million, respectively. At September 30, 2010, the unamortized debt discount totaled $1.3 million, and will be amortized over the remaining contractual term of the debt.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of September 30, 2010, we had not borrowed against any of our repurchase lines or uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of U.S. agency debentures) at September 30, 2010 totaled $1.0 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at September 30, 2010 totaled $88.7 million, all of which was unused and available to support additional borrowings.

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

Interest Rate Risk

Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 5.70% senior notes and our 6.05% subordinated notes, we entered into receive-fixed for pay-floating interest rate swap agreements at the time of debt issuance. The interest rate swaps have matched-terms with the respective notes and effectively swap fixed rate coupons on the notes to variable rate coupons based upon London Interbank Offered Rates (“LIBOR”). We use the shortcut method to assess hedge effectiveness and evaluate the hedging relationships for qualification under the shortcut method requirements for each reporting period.

For more information on our 5.70% senior notes and our 6.05% subordinated notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2009 Form 10-K.

Net cash benefits associated with our interest rate swaps are recorded in “Interest Expense: Borrowings”, a component of net interest income. The fair values of our interest rate swaps are calculated using discounted cash flow methods and are adjusted for credit valuation associated with counterparty risk. Increases from changes in fair value are included in “Other Assets” and decreases from changes in fair value are included in “Other Liabilities”. Although we do not expect any changes in the matched-terms on the notes and associated interest rate swaps, any differences associated with or arising from hedge ineffectiveness are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

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

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43 per common share. Similar to the conversion option of the excess value of the note, the hedge and warrant agreements are equity derivatives classified in stockholders’ equity. For the three and nine months ended September 30, 2010 and 2009, there were no note conversions or exercises under the warrant agreement as the notes were not convertible.

For more information on the 2008 Convertible Notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2009 Form 10-K.

Other Derivative Instruments

Equity Warrant Assets

Our equity warrant assets are concentrated in private, venture-backed companies in the technology and life science industries. Most of these warrant agreements contain net share settlement provisions, which permit us to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). Because we can net settle these warrant agreements, these equity warrant assets qualify as derivative instruments. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. We make valuation adjustments for estimated remaining life and marketability for warrants issued by private companies. Equity warrant assets are recorded at fair value in “Other Assets”, while changes in their fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at September 30, 2010 and December 31, 2009, respectively, were as follows:

		September 30, 2010				December 31, 2009
(Dollars in thousands)	Balance sheet location	Notional or contractual amount	Fair value	Collateral (1)	Net exposure (2)	Notional or contractual amount	Fair value	Collateral (1)	Net exposure (2)
Derivatives designated as hedging instruments:
Interest Rate Risks:
Interest rate swaps	Other assets	$500,000	$67,257	$59,735	$7,522	$500,000	$46,895	$38,755	$8,140

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Foreign exchange forwards	Other assets	11,820	345	—	345	48,276	1,472	—	1,472
Foreign exchange forwards	Other liabilities	54,949	(1,099)	—	(1,099)	9,828	(85)	—	(85)

Net exposure			(754)	—	(754)		1,387	—	1,387

Other Derivative Instruments:
Equity warrant assets	Other assets	121,517	42,569	—	42,569	120,192	41,292	—	41,292

Other derivatives:
Foreign exchange forwards	Other assets	317,509	9,897	—	9,897	316,759	16,772	—	16,772
Foreign exchange forwards	Other liabilities	297,056	(9,782)	—	(9,782)	326,116	(15,593)	—	(15,593)
Foreign currency options	Other assets	117,473	2,415	—	2,415	1,819	192	—	192
Foreign currency options	Other liabilities	117,473	(2,415)	—	(2,415)	1,819	(192)	—	(192)
Other derivatives (3)	Other assets	634	274	—	274	—	—	—	—

Net exposure			389	—	389		1,179	—	1,179

Net			$109,461	$59,735	$49,726		$90,753	$38,755	$51,998

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2010 remain at “A” or higher and there were no material changes in their credit ratings during the nine months ended September 30, 2010.
(3)	Represents the equity conversion option for a loan included in our life science client portfolio.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Statement of income location	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest Rate Risks:
Net cash benefit associated with interest rate swaps	Interest expense - borrowings	$5,943	$5,741	$18,531	$14,874
Changes in fair value of interest rate swap	Net gains (losses) on derivative instruments	—	—	—	(170)

Net gains associated with interest rate risk derivatives		$5,943	$5,741	$18,531	$14,704

Derivatives not designated as hedging instruments:
Currency Exchange Risks:
Gains (losses) on foreign currency loan revaluations, net	Other noninterest income	$2,871	$(94)	$(75)	$1,886
(Losses) gains on foreign exchange forward contracts, net	Net gains (losses) on derivative instruments	(2,698)	(128)	680	(2,664)

Net gains (losses) associated with currency risk		$173	$(222)	$605	$(778)

Other Derivative Instruments:
Gains (losses) on equity warrant assets	Net gains (losses) on derivative instruments	$3,762	$(1,322)	$3,073	$(593)

Gains on client foreign exchange forward contracts, net	Net gains (losses) on derivative instruments	$131	$360	$750	$1,304

Changes in fair value of other derivatives	Net gains (losses) on derivative instruments	$62	$—	$62	$—

10. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Fund management fees	$2,702	$2,437	$8,098	$7,625
Service-based fee income (1)	1,894	1,700	6,512	5,645
Unused commitment fees	1,352	906	3,959	2,465
Currency revaluation gains	661	275	987	383
Gains (losses) on foreign currency loans revaluation, net	2,871	(94)	(75)	1,886
Other	1,901	1,025	5,426	3,826

Total other noninterest income	$11,381	$6,249	$24,907	$21,830

(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

A summary of other noninterest expense for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Telephone	$1,208	$325	$3,438	$3,042
Tax credit fund amortization	1,050	1,165	3,107	3,458
Client services	651	670	2,006	1,402
Postage and supplies	571	165	1,645	2,328
Dues and publications	444	325	1,093	1,266
Other	3,070	1,469	8,660	7,479

Total other noninterest expense	$6,994	$4,119	$19,949	$18,975

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

With respect to our operating segments, only Global Commercial Bank, Relationship Management and SVB Capital were determined to be separate reportable segments as of September 30, 2010.

Changes to Segment Reporting Effective January 1, 2010

Effective January 1, 2010, we changed the way we monitor performance and results for certain of our business lines. We made certain changes to the items reported under our Global Commercial Bank, Relationship Management and Other Business Services segments. These changes do not change the four operating segments we currently report. As a result of these changes, our Global Commercial Bank segment’s income before income tax expense for 2009 was reduced by $41.0 million, as it now includes the operating expenses of the loan and deposit operations, which was previously included as a part of Other Items. Changes to other operating segments were not significant. We have reclassified all prior period segment information to conform to the current presentation of our reportable segments. The following is a description of the services that our four operating segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Effective January 1, 2010, Global Commercial Bank also includes the results of certain other business units that were previously reported as part of Relationship Management and Other Items.

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

•

Other Business Services includes the results of our Sponsored Debt Funds & Strategic Investments segment, which is comprised of (i) our sponsored debt funds: Gold Hill Funds, which provide secured debt to private companies of all stages, and Partners for Growth Funds, which provide secured debt primarily to mid-stage and late-stage clients, and (ii) certain strategic investments held by SVB Financial. Other Business Services also includes the results of SVB Analytics, which provides equity valuation and equity management services to private companies and venture capital firms. Effective January 1, 2010, SVB Analytics also includes the results of certain other business units that were previously reported as part of Other Items.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results. The Other Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income (loss) in the Other Items column is primarily interest income recognized from our available-for-sale securities portfolio, partially offset by interest income transferred to the segments as part of FTP. Noninterest income in the Other Items column is primarily attributable to noncontrolling interests and gains (losses) on equity warrant assets. Noninterest expense in the Other Items column primarily consists of expenses associated with corporate support functions such as information technology, finance, human resources, and legal, as well as certain corporate wide adjustments related to compensation expenses. Additionally, average assets in the Other Items column primarily consist of cash and cash equivalents and our available-for-sale securities portfolio balances.

Our segment information for the three and nine months ended September 30, 2010 and 2009 is as follows:

(Dollars in thousands)	Global Commercial Banking	Relationship Management	SVB Capital (1)	Other Business Services (1)	Other Items	Total
Three months ended September 30, 2010
Net interest income (loss)	$84,775	$8,543	$—	$(16)	$13,039	$106,341
(Provision for) recovery of loan losses	(8,376)	(2,639)	—	—	44	(10,971)
Noninterest income	31,399	360	6,418	2,995	45,064	86,236
Noninterest expense (2)	(58,706)	(4,785)	(2,752)	(3,559)	(34,369)	(104,171)

Income (loss) before income tax expense (3)	$49,092	$1,479	$3,666	$(580)	$23,778	$77,435

Total average loans, net of unearned income	$3,485,505	$982,614	$—	$—	$30,368	$4,498,487
Total average assets	3,749,453	982,881	119,055	89,362	9,814,887	14,755,638
Total average deposits	11,762,637	176,734	—	—	(20,150)	11,919,221

Three months ended September 30, 2009
Net interest income (loss)	$88,596	$8,582	$(10)	$(76)	$(274)	$96,818
Provision for loan losses	(3,153)	(4,855)	—	—	(22)	(8,030)
Noninterest income	27,025	333	3,014	41	3,894	34,307
Noninterest expense	(42,715)	(2,972)	(3,355)	(2,806)	(27,959)	(79,807)

Income (loss) before income tax expense (3)	$69,753	$1,088	$(351)	$(2,841)	$(24,361)	$43,288

Total average loans, net of unearned income	$3,576,973	$945,694	$—	$—	$21,843	$4,544,510
Total average assets	3,697,379	946,811	96,077	87,396	6,582,963	11,410,626
Total average deposits	8,757,704	146,367	—	—	6,351	8,910,422

Nine months ended September 30, 2010
Net interest income (loss)	$253,044	$25,017	$(1)	$(108)	$35,665	$313,617
Provision for loan losses	(25,856)	(3,206)	—	—	(62)	(29,124)
Noninterest income	89,123	1,047	14,270	8,643	62,583	175,666
Noninterest expense (2)	(171,037)	(14,452)	(9,654)	(10,853)	(100,931)	(306,927)

Income (loss) before income tax expense (3)	$145,274	$8,406	$4,615	$(2,318)	$(2,745)	$153,232

Total average loans, net of unearned income	$3,280,358	$943,969	$—	$—	$19,104	$4,243,431
Total average assets	3,551,018	945,024	108,449	91,481	9,600,167	14,296,139
Total average deposits	11,420,631	193,030	—	—	(12,878)	11,600,783

Nine months ended September 30, 2009
Net interest income (loss)	$273,957	$25,897	$(13)	$(156)	$(19,675)	$280,010
Provision for loan losses	(60,862)	(11,979)	—	—	(48)	(72,889)
Noninterest income (loss)	80,686	944	3,015	4,399	(32,043)	57,001
Noninterest expense, excluding impairment of goodwill (2)	(131,636)	(9,858)	(9,991)	(8,963)	(91,419)	(251,867)
Impairment of goodwill	—	—	—	(4,092)	—	(4,092)

Income (loss) before income tax expense (3)	$162,145	$5,004	$(6,989)	$(8,812)	$(143,185)	$8,163

Total average loans, net of unearned income	$3,822,200	$966,939	$—	$—	$22,342	$4,811,481
Total average assets	3,932,869	968,384	91,412	79,244	5,863,263	10,935,172
Total average deposits	8,265,536	155,679	—	—	5,960	8,427,175

(1)	SVB Capital’s and Other Business Services’ components of net interest income (loss), noninterest income (loss), noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $1.2 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at September 30, 2010 and December 31, 2009, respectively:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Commitments available for funding: (1)
Fixed interest rate commitments	$426,273	$539,986
Variable interest rate commitments	5,465,804	4,798,740

Total commitments available for funding	$5,892,077	$5,338,726

Commitments unavailable for funding (2)	$1,014,933	$1,103,489

Maximum lending limits for accounts receivable factoring arrangements (3)	$687,364	$535,257
Reserve for unfunded credit commitments	15,892	13,331

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at September 30, 2010. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there was a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$543,514	$29,390	$572,904	$572,904
Performance standby letters of credit	33,308	9,898	43,206	43,206
Commercial letters of credit	3,786	—	3,786	3,786

Total	$580,608	$39,288	$619,896	$619,896

At September 30, 2010 and December 31, 2009, deferred fees related to financial and performance standby letters of credit were $4.0 million and $3.9 million, respectively. At September 30, 2010, collateral in the form of cash of $219.1 million and available-for-sale securities of $19.0 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital/Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at September 30, 2010:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	348	5.1
SVB India Capital Partners I, LP	7,750	2,697	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund, LP	867	867	6.8
SVB Strategic Investors Fund, LP	15,300	1,530	12.6
SVB Strategic Investors Fund II, LP	15,000	2,550	8.6
SVB Strategic Investors Fund III, LP	15,000	5,400	5.9
SVB Strategic Investors Fund IV, LP	12,239	10,036	5.0
SVB Capital Preferred Return Fund, LP	12,288	—	19.5
SVB Capital—NT Growth Partners, LP	24,670	4,256	33.0
Other Private Equity Fund (2)	10,013	—	60.5
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other Fund Investments (4)	152,927	41,701	N/A
New Fund Commitments (5)	189,837	122,870	N/A

Total	$523,091	$207,225

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 44.5% direct ownership and indirect ownership interest of 12.6% and 3.4% in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.
(3)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(4)	Represents commitments to 333 venture capital/private equity funds where our ownership interest is generally less than 5% of the voting interests of each such fund.
(5)	Represents the investment commitments made by SVB Financial which may be transferred to certain new managed funds of funds (“New Fund Commitments”). These New Fund Commitments will remain the obligations of SVB Financial, and will continue to remain as such until we may later decide to transfer, sell or otherwise dispose of the investments, whether to a third party or to a new existing fund managed by us.

The following table details the remaining unfunded commitments to venture capital/private equity funds by our consolidated managed funds of funds at September 30, 2010, which includes SVBFG’s unfunded commitments detailed above:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$3,012
SVB Strategic Investors Fund II, LP	19,794
SVB Strategic Investors Fund III, LP	102,732
SVB Strategic Investors Fund IV, LP	165,202
SVB Capital Preferred Return Fund, LP	34,977
SVB Capital—NT Growth Partners, LP	45,508
Other Private Equity Fund	9,083

Total	$380,308

13. Income Taxes

At September 30, 2010, our unrecognized tax benefit was $0.5 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at September 30, 2010 were $0.2 million. We expect that our unrecognized tax benefit will change in the next 12 months, however, we do not expect the change to have a material impact on our financial position or our results of operations.

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

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

Assets utilizing Level 1 inputs include exchange-traded equity securities.

Level 2	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent external pricing service providers. We review the methodologies used to determine the fair value, including understanding the nature and observability of the inputs used to determine the price. Additional corroboration, such as obtaining a non-binding price from a broker, may be required depending on the frequency of trades of the security and the level of liquidity or depth of the market. The valuation methodology that is generally used for the Level 2 assets is the income approach. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:

-	U.S. treasury securities: U.S. treasury securities are considered by most investors to be the most liquid fixed income investments available. These securities are priced relative to market prices on similar U.S. treasury securities.

-	U.S. agency debentures: Valuations of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. treasury securities.

-	Agency-issued mortgage-backed securities: Agency-issued mortgage-backed securities are pools of individual conventional mortgage loans underwritten to U.S. agency standards with similar coupon rates, tenor, and other attributes such as geographic location, loan size and origination vintage. Valuations of these securities are based on observable price adjustments relative to benchmark market interest rates taking into consideration estimated loan prepayment speeds.

-	Agency-issued collateralized mortgage obligations: Agency-issued collateralized mortgage obligations are structured into classes or tranches with defined cash flow characteristics and are collateralized by U.S. agency-issued mortgage pass-through securities. Valuations of these securities incorporate similar characteristics of mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. Valuations incorporate observable market spreads over an estimated average life after considering the inputs listed above.

-	Non-agency mortgage-backed securities: Valuations incorporate observable market spreads over an estimated average life after considering inputs such as coupon rate, tenor, geographic location, loan size and origination vintage, and estimated prepayment speeds. In the second quarter of 2010, we sold all of our remaining non-agency mortgage-backed securities.

-	Commercial mortgage-backed securities: Valuations of these securities are based on spreads to benchmark market interest rates (usually U.S. treasury rates or rates observable in the swaps market), prepayment speeds, loan default rate assumptions and loan loss severity assumptions on underlying loans. In the second quarter of 2010, we sold all of our remaining commercial mortgage-backed securities.

-	Municipal bonds and notes: Bonds issued by municipal governments generally have stated coupon rates, final maturity dates and are subject to being called ahead of the final maturity date at the option of the issuer. Valuations of these securities are priced based on spreads to other municipal benchmark bonds with similar characteristics; or, relative to market rates on U.S. treasury bonds of similar maturity.

-	Interest rate swap assets: Valuations of interest rate swaps are priced considering the coupon rate of the fixed leg of the contract and the variable coupon on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve.

-	Foreign exchange forward and option contract assets and liabilities: Valuations of these assets and liabilities are priced based on spot and forward foreign currency rates and option volatility assumptions.

-	Equity warrant assets (public portfolio): Valuations of equity warrant assets of public portfolio companies are priced based on the Black-Scholes option pricing model that use the publicly-traded equity prices (underlying stock value), stated strike prices, option expiration dates, the risk-free interest rate and market-observable option volatility assumptions.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Below is a summary of the valuation techniques used for each class of Level 3 assets:

-	Private equity fund investments: Valuations are based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, adjusted for any contributions paid during the interim period, distributions received from the investment during the interim period, or significant fund transactions or market events.

-	Other private equity investments: Valuations are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company issue, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment.

-	Other investments: Valuations are based on pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

-	Equity warrant assets (private portfolio): Valuations of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the underlying asset value, by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates of actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company.

For the three and nine months ended September 30, 2010 and 2009, there were no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 during the three and nine months ended September 30, 2010 and 2009 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Transfer from Level 3 to Level 1 during the three and nine months ended September 30, 2010 was due to the initial public offering (“IPO”) of one of our portfolio companies.

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

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,674	$—	$26,674
U.S. agency debentures	—	1,721,720	—	1,721,720
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,183,866	—	1,183,866
Agency-issued collateralized mortgage obligations (fixed)	—	991,981	—	991,981
Agency-issued collateralized mortgage obligations (variable)	—	1,975,697	—	1,975,697
Municipal bonds and notes	—	102,757	—	102,757
Equity securities	503	—	—	503

Total available-for-sale securities	503	6,002,695	—	6,003,198

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	365,742	365,742
Other private equity investments	—	—	84,535	84,535
Other investments	—	—	962	962

Total non-marketable securities (investment company fair value accounting)	—	—	451,239	451,239

Other assets:
Marketable securities	19,045	—	—	19,045
Interest rate swaps	—	67,257	—	67,257
Foreign exchange forward and option contracts	—	12,657	—	12,657
Equity warrant assets	—	2,804	39,765	42,569
Other derivatives	—	274	—	274
Total assets (1)	$19,548	$6,085,687	$491,004	$6,596,239

Liabilities
Foreign exchange forward and option contracts	$—	$13,296	$—	$13,296

Total liabilities	$—	$13,296	$—	$13,296

(1)	Included in Level 1, Level 2 and Level 3 assets are $16.3 million, $0.1 million and $376.1 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,047	$—	$26,047
U.S. agency debentures	—	891,753	—	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,410,630	—	1,410,630
Agency-issued collateralized mortgage obligations (fixed)	—	1,372,375	—	1,372,375
Non-agency mortgage-backed securities	—	83,696	—	83,696
Commercial mortgage-backed securities	—	48,801	—	48,801
Municipal bonds and notes	—	102,877	—	102,877
Equity securities	2,009	—	—	2,009

Total available-for-sale securities	2,009	3,936,179	—	3,938,188

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	271,316	271,316
Other private equity investments	—	—	96,577	96,577
Other investments	—	—	1,143	1,143

Total non-marketable securities (investment company fair value accounting)	—	—	369,036	369,036

Other assets:
Marketable securities	33	—	—	33
Interest rate swaps	—	46,895	—	46,895
Foreign exchange forward and option contracts	—	18,436	—	18,436
Equity warrant assets	—	1,173	40,119	41,292

Total assets (1)	$2,042	$4,002,683	$409,155	$4,413,880

Liabilities
Foreign exchange forward and option contracts	$—	$15,870	$—	$15,870

Total liabilities	$—	$15,870	$—	$15,870

(1)	Included in Level 3 assets are $319.9 million attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009, respectively:

		Total Realized and Unrealized Gains (Losses) Included in Income		Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net
(Dollars in thousands)	Beginning Balance	Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income			Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2010:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$322,159	$6,616	$6,394	$13,010	$30,573	$—	$—	$365,742
Other private equity investments	94,980	(3,788)	3,456	(332)	678	—	(10,791)	84,535
Other investments	960	—	9	9	(7)	—	—	962

Total non-marketable securities (investment company fair value accounting) (1)	418,099	2,828	9,859	12,687	31,244	—	(10,791)	451,239
Other assets:
Equity warrant assets (2)	38,633	3,462	(332)	3,130	(1,980)	—	(18)	39,765

Total assets	$456,732	$6,290	$9,527	$15,817	$29,264	$—	$(10,809)	$491,004

Three months ended September 30, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$225,892	$3,146	$(366)	$2,780	$3,622	$—	$—	$232,294
Other private equity investments	84,613	(342)	2,825	2,483	2,872	—	—	89,968
Other investments	1,348	—	71	71	(178)	—	—	1,241

Total non-marketable securities (investment company fair value accounting) (1)	311,853	2,804	2,530	5,334	6,316	—	—	323,503
Other assets:
Equity warrant assets (2)	41,013	1,715	(1,582)	133	(1,143)	—	—	40,003

Total assets	$352,866	$4,519	$948	$5,467	$5,173	$—	$—	$363,506

Nine months ended September 30, 2010:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$271,316	$14,447	$17,961	$32,408	$62,018	$—	$—	$365,742
Other private equity investments	96,577	(4,348)	3,242	(1,106)	(145)	—	(10,791)	84,535
Other investments	1,143	—	(43)	(43)	(138)	—	—	962

Total non-marketable securities (investment company fair value accounting) (1)	369,036	10,099	21,160	31,259	61,735	—	(10,791)	451,239
Other assets:
Equity warrant assets (2)	40,119	5,099	(2,511)	2,588	(2,548)	—	(394)	39,765

Total assets	$409,155	$15,198	$18,649	$33,847	$59,187	$—	$(11,185)	$491,004

Nine months ended September 30, 2009:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$242,645	$5,203	$(37,914)	$(32,711)	$22,360	$—	$—	$232,294
Other private equity investments	82,444	(1,772)	(3,308)	(5,080)	12,604	—	—	89,968
Other investments	1,547	—	687	687	(993)	—	—	1,241

Total non-marketable securities (investment company fair value accounting) (1)	326,636	3,431	(40,535)	(37,104)	33,971	—	—	323,503
Other assets:
Equity warrant assets (2)	41,699	1,884	(4,757)	(2,873)	1,388	—	(211)	40,003

Total assets	$368,335	$5,315	$(45,292)	$(39,977)	$35,359	$—	$(211)	$363,506

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “gains (losses) on derivative instruments, net” a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings attributable to Level 3 assets still held at September 30, 2010:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$6,394	$17,961
Other private equity investments	(372)	1,473
Other investments	9	(43)

Total non-marketable securities (investment company fair value accounting) (1)	6,031	19,391
Other assets:
Equity warrant assets (2)	188	795

Total unrealized gains	$6,219	$20,186

(1)	Unrealized gains are recorded on the line items “gains (losses) on investment securities, net” and “other noninterest income”, components of noninterest income.
(2)	Unrealized gains are recorded on the line item “gains (losses) on derivative instruments, net” a component of noninterest income.

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

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting). The fair value of other investments (equity method accounting), private equity fund investments (cost method accounting), and other private equity investments (cost method accounting) is based on financial information obtained as the investor or obtained from the fund investments’ or debt fund investments’ respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our private equity fund investments and debt fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th, for our September 30th interim consolidated financial statements, adjusted for any contributions paid during the third quarter, distributions received from the investment during the third quarter, or significant fund transactions or market events, if any. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

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

Short-Term Borrowings

Short-term borrowings at September 30, 2010 and December 31, 2009 include cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% senior and 6.05% subordinated notes. The carrying amount is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt includes our 5.375% Senior Notes, 2008 Convertible Notes, junior subordinated debentures, senior and subordinated notes, and other long-term debt (see Note 8- “Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at September 30, 2010 and December 31, 2009. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of September 30, 2010 and December 31, 2009. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Non-marketable securities (cost and equity method accounting)	$204,828	$213,569	$184,495	$186,065
Net loans	4,784,836	4,835,548	4,475,644	4,499,058
Financial liabilities:
Other short-term borrowings	59,735	59,735	38,755	38,755
Deposits	12,414,945	12,414,584	10,331,937	10,331,381
5.375% senior notes	347,555	356,234	—	—
5.70% senior notes (1) (2)	268,503	282,368	269,793	273,843
6.05% subordinated notes (1) (2)	298,263	312,125	276,541	259,598
3.875% convertible senior notes	248,715	256,975	246,991	264,595
7.0% junior subordinated debentures	55,592	50,907	55,986	42,082
Other long-term debt	7,182	7,182	7,339	7,339
Off-balance sheet financial assets:
Commitments to extend credit	—	17,749	—	15,398

(1)	At September 30, 2010, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $18.6 million and $48.7 million, respectively related to the fair value of the interest rate swaps associated with the notes.

(2)	At December 31, 2009, included in the carrying value and estimated fair value of our 5.70% senior notes and 6.05% subordinated notes, are $19.9 million and $27.0 million, respectively related to the fair value of the interest rate swaps associated with the notes.

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

Our investments in debt funds and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions to be received through initial public offerings (“IPOs”) and merger and acquisition (“M&A”) activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th, for our September 30th interim consolidated financial statements, adjusted for any contributions paid during the third quarter, distributions received from the investment during the third quarter, or significant fund transactions or market events.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2010:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)	$365,742	$380,309
Non-marketable securities (equity method accounting):
Other investments (2)	58,896	17,414
Non-marketable securities (cost method accounting):
Private equity fund investments (3)	101,071	152,107

Total	$525,709	$549,830

(1)	Private equity fund investments within non-marketable securities (investment company fair value accounting) include investments made by our managed funds of funds including SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, SVB Strategic Investors Fund III, LP, SVB Strategic Investors Fund IV, LP, SVB Capital – NT Growth Partners, LP, and SVB Capital Preferred Return Fund, LP, and one of our co-investment funds, SVB Capital Partners II, LP. These investments represent investments in private equity and venture capital funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under investment company fair value accounting are $297.8 million and $361.3 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 12 years, depending on the age of the funds.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and private equity and venture capital fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.
(3)	Private equity fund investments within non-marketable securities (cost method accounting) include investments in private equity and venture capital fund investments that invest primarily in U.S. and global technology and life sciences companies. Included in the $152.1 million is $122.9 million of unfunded commitments made by SVB Financial which may be transferred to certain new managed funds of funds (“New Fund Commitments”). These New Fund Commitments will remain the obligations of SVB Financial, and will continue to remain as such until we may later decide to transfer, sell or otherwise dispose of the investments, whether to a third party or to a new or existing fund managed by us. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.

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

16. Related Parties

SVB Financial has a commitment under a partially-syndicated revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit is secured and bears an interest rate of prime plus one percent. In April 2010, SVB Financial decreased the revolving line of credit facility to Gold Hill from a total commitment amount of $75.0 million to $15.0 million. Of the $15.0 million, $6.2 million or 41.2% is syndicated to another lender. The highest outstanding balance under SVB Financial’s portion of the facility for the nine months ended September 30, 2010 and 2009 was $9.7 million and $37.6 million, respectively. There was no outstanding balance under the facility as of September 30, 2010. SVB Financial’s portion of the outstanding balance was $8.8 million as of December 31, 2009. The line of credit matures in May 2011.

During the nine months ended September 30, 2010, the Bank made loans to related parties, including companies with which certain of our directors are affiliated. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectability or present other unfavorable features.

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

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans and troubled debt restructurings

•	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

•	The level of loan and deposit balances

•	The level of client investment fees and associated margins

•	The profitability of our products and services

•	Our strategic initiatives, including the expansion of operations in China, India, Israel, the United Kingdom and elsewhere

•	The expansion and growth of our noninterest income sources

•	The financial impact of continued growth of our funds management business

•	Our plans to form new managed investment funds and our intention to transfer certain existing investment commitments to third parties or our managed funds

•	Distributions of private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	Payment upon conversion of convertible debt instruments

•	Changes in matched-terms under certain notes and associated interest rate swaps

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The effect of application of certain accounting pronouncements

•	The effect of lawsuits and claims

•	Exceeding internal performance targets for 2010 with respect to incentive compensation expenses

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) and as updated to reflect revised segment financial reporting in our Current Report on form 8-K filed on September 15, 2010.

Reclassifications

Certain reclassifications have been made to prior period results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Management’s Overview of Third Quarter 2010 Performance

The highlights of our third quarter 2010 results included the following: (1) strong loan growth; (2) continued improvement in credit quality; (3) pre-tax gains of $23.6 million from sales of certain agency-backed available-for-sale securities; (4) continued growth in period-end deposits; and (5) continued purchases of available-for-sale securities, which has improved our net interest income.

Additional details of these highlights (compared to the third quarter of 2009, where applicable) is noted below:

•

Growth of $2.8 billion in average interest-earning available-for-sale securities to $5.3 billion, which have increased as a result of our continued deposit growth. Period-end available-for-sale securities were $6.0 billion.

•

An increase in net gains on investment securities to $46.6 million for the third quarter of 2010, compared to $3.9 million for the third quarter of 2009. Net gains on investment securities of $46.6 million for the third quarter of 2010 were attributable to the following:

•	Gains of $23.6 million from sales of certain agency-backed available-for-sale securities in the third quarter of 2010.

•

Net gains from our nonmarketable and marketable securities of $23.0 million. Net of noncontrolling interests, these gains were $6.2 million for the third quarter of 2010, compared to net losses of $1.0 million for the third quarter of 2009.

•	Period-end loans were $4.9 billion, which included the addition of 423 new loan clients during the third quarter of 2010, resulting in $534.8 million in new funded loans.

•

Provision for loan losses was $11.0 million for the third quarter of 2010, compared to $8.0 million for the third quarter of 2009. The provision for loan losses of $11.0 million for the third quarter of 2010 was caused primarily by an increase in period-end loan balances (from June 30, 2010 to September 30, 2010) and net charge-offs of $8.4 million, or 73 basis points as a percentage of average total gross loans (annualized). We consider our credit quality to be strong, and believe the size of our provision for loan losses has returned to levels that are consistent with a more normalized economic environment. Please refer to “Results of Operations – Provision for Loan Losses” below for further details on our provision for loan losses.

•

Growth in average deposit balances of $3.0 billion, or 33.8 percent, of which $1.6 billion was from noninterest-bearing demand deposits. This growth is reflective of the continued low interest rate environment and a lack of attractive market investment opportunities for our clients.

•

An increase in net interest income (fully taxable equivalent basis) of $9.5 million, primarily due to an increase in our average available-for-sale securities portfolio, as well as lower interest expense on deposits due to the low interest rate environment. This increase was partially offset by a decrease in interest income from loans due to decreases in loan rates and a $46.0 million decrease in average loan balances compared to the comparable 2009 period.

•

A decrease of 56 basis points in our net interest margin to 3.14 percent, primarily due to significant growth of our deposits (the majority of which were invested in available-for-sale securities) and the low interest rate environment. These declines in our net interest margin were partially offset by a decrease in interest expense from deposits due to low market rates.

•

An increase of $24.4 million in noninterest expense to $104.2 million, primarily due to an increase of $16.4 million in compensation and benefits expenses. Incentive compensation and employee stock ownership plan (“ESOP”) expenses for the third quarter 2010 reflect our current expectation that we will achieve our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. In addition, salaries and wages expenses increased due to an increase in the number of average full-time equivalent (“FTE”) employees, which increased by 59 to 1,321 FTEs for the third quarter of 2010, compared to 1,262 FTEs for the third quarter of 2009.

•

In September 2010, we issued $350 million of 5.375% senior notes due in September 2020. We received net proceeds of $344.3 million after deducting underwriting discounts and commissions and other estimated expenses.

A summary of our performance for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands, except per share data and ratios)	2010	2009	% Change		2010	2009	% Change
Income Statement:
Diluted earnings per share	$0.89	$0.61	45.9%		$1.83	$0.50	NM	%
Net income attributable to SVBFG	37,787	24,163	56.4		77,464	27,266	184.1
Net income available to common stockholders	37,787	20,608	83.4		77,464	16,630	NM
Net interest income	106,341	96,818	9.8		313,617	280,010	12.0
Net interest margin	3.14%	3.70%	(56	) bps	3.21%	3.79%	(58	) bps
Provision for loan losses	$10,971	$8,030	36.6%		$29,124	$72,889	(60.0)%
Noninterest income (1)	86,236	34,307	151.4		175,666	57,001	NM
Noninterest expense (2)	104,171	79,807	30.5		306,927	255,959	19.9
Balance Sheet:
Average loans, net of unearned income	$4,498,487	$4,544,510	(1.0)%		$4,243,431	$4,811,481	(11.8)%
Average noninterest-bearing demand deposits	6,924,973	5,373,486	28.9		6,947,666	5,050,329	37.6
Average interest-bearing deposits	4,994,248	3,536,936	41.2		4,653,117	3,376,846	37.8
Average total deposits	11,919,221	8,910,422	33.8		11,600,783	8,427,175	37.7
Ratios:
Return on average common SVBFG stockholders’ equity (annualized) (3)	11.84%	9.94%	19.1%		8.56%	2.78%	NM	%
Return on average assets (annualized) (4)	1.02	0.84	21.4		0.72	0.33	118.2
Book value per common share (5)	30.23	25.43	18.9		30.23	25.43	18.9
Operating efficiency ratio (6)	53.95	60.61	(11.0)		62.53	75.58	(17.3)
Allowance for loan losses as a percentage of total period-end gross loans	1.52	1.85	(33	) bps	1.52	1.85	(33	) bps
Gross loan charge-offs as a percentage of average total gross loans (annualized)	1.08	4.03	(295	) bps	1.27	3.04	(177	) bps
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.73	2.75	(202	) bps	0.85	2.58	(173	) bps
Other Statistics:
Average SVB prime lending rate	4.00%	4.00%	—	bps	4.00%	4.00%	—	bps
Average full-time equivalent employees	1,321	1,262	4.7%		1,289	1,260	2.3%
Period end full-time equivalent employees	1,341	1,259	6.5		1,341	1,259	6.5
Non-GAAP measures:
Non-GAAP net income available to common stockholders (7)	$23,579	$20,608	14.4%		$62,595	$20,722	NM	%
Non-GAAP diluted earnings per common share (7)	0.55	0.61	(9.8)		1.48	0.62	138.7
Non-GAAP operating efficiency ratio (8)	66.65%	60.79%	9.6		69.00%	65.56%	5.2
Non-GAAP noninterest income, net of noncontrolling interest (9)	$45,042	$29,190	54.3		$116,566	$88,573	31.6
Non-GAAP noninterest expense, net of noncontrolling interest (8)	101,232	76,935	31.6		297,877	242,760	22.7

Tangible common equity to tangible assets (10)	8.10%	6.73%	20.4		8.10%	6.73%	20.4
Tangible common equity to risk-weighted assets (10)	15.17	11.43	32.7		15.17	11.43	32.7

NM- Not meaningful

(1)	Noninterest income included net gains of $17.6 million and $34.4 million attributable to noncontrolling interests for the three and nine months ended September 30, 2010, respectively, compared to net gains of $5.1 million and net losses of $31.6 million for the comparable 2009 periods. See “Results of Operations – Noninterest Income” for a description of noninterest income (loss) attributable to noncontrolling interests.
(2)	Noninterest expense included $2.9 million attributable to noncontrolling interests for both of the three months ended September 30, 2010 and 2009, respectively, and $9.1 million for both of the nine months ended September 30, 2010 and 2009, respectively. See “Results of Operations – Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(3)	Ratio represents annualized consolidated net income (loss) available to common stockholders divided by quarterly and year-to-date average SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity).

(4)	Ratio represents annualized consolidated net income attributable to SVBFG divided by quarterly and year-to-date average assets.
(5)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity (excluding preferred equity) by total outstanding common shares.
(6)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable-equivalent income.
(7)	To supplement our unaudited condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP measures. See “Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share” below for a reconciliation of these measures.
(8)	See “Results of Operations – Noninterest Expense” for a description and reconciliation of the non-GAAP operating efficiency ratio and non-GAAP noninterest expense.
(9)	See “Results of Operations – Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(10)	See “Capital Resources – Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share

We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes gains from the sale of certain agency and non- agency- backed available-for-sale securities during 2010 and non-cash charges relating to impairment of goodwill during 2009. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP net income and non-GAAP diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share amounts)	2010	2009	2010	2009
Net income available to common stockholders	$37,787	$20,608	$77,464	$16,630
Impairment of goodwill (1)	—	—	—	4,092
Gains on sales of available-for-sale securities (2)	(23,605)	—	(24,699)	—
Tax impact of gains on sales of available-for-sale securities	9,397	—	9,830	—

Non-GAAP net income available to common stockholders	$23,579	$20,608	$62,595	$20,722

GAAP earnings per common share — diluted	$0.89	$0.61	$1.83	$0.50
Impact of impairment of goodwill (1)	—	—	—	0.12
Impact of gains on sales of available-for-sale securities (2)	(0.56)	—	(0.58)	—
Tax impact of gains on sales of available-for-sale securities	0.22	—	0.23	—

Non-GAAP earnings per common share — diluted	$0.55	$0.61	$1.48	$0.62

Weighted average diluted common shares outstanding	42,512,515	33,672,491	42,400,685	33,247,740

(1)	Non-tax deductible goodwill impairment charge for eProsper recognized in the first quarter of 2009.
(2)	Gains on the sales of $492.9 million and $157.9 million in certain agency and non-agency backed available-for-sale securities in the third quarter and second quarter of 2010, respectively.

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

There have been no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2009 Form 10-K.

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

Analysis of Changes to Net Interest Income Due to Volume and Rate (Fully Taxable-Equivalent Basis)

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

	2010 Compared to 2009
	Three months ended September 30, Increase (decrease) due to change in			Nine months ended September 30, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$267	$85	$352	$1,824	$(608)	$1,216
Available-for-sale securities (taxable) (1)	18,851	(8,038)	10,813	65,184	(16,898)	48,286
Available-for-sale securities (non-taxable) (1)	(78)	(14)	(92)	(273)	(80)	(353)
Loans, net of unearned income	(835)	(1,498)	(2,333)	(30,719)	5,387	(25,332)

Increase (decrease) in interest income, net	18,205	(9,465)	8,740	36,016	(12,199)	23,817

Interest expense:
NOW deposits	13	—	13	23	7	30
Regular money market deposits	31	(72)	(41)	(12)	(308)	(320)
Bonus money market deposits	682	(540)	142	1,749	(2,565)	(816)
Money market deposits in foreign offices	14	(40)	(26)	66	(225)	(159)
Time deposits	77	(245)	(168)	(25)	(527)	(552)
Sweep deposits	670	(1,608)	(938)	3,079	(7,200)	(4,121)

Total increase (decrease) in deposits expense	1,487	(2,505)	(1,018)	4,880	(10,818)	(5,938)
Short-term borrowings	5	5	10	4	4	8
5.375% senior notes	534	—	534	534	—	534
3.875% convertible senior notes	33	(5)	28	99	(22)	77
Junior subordinated debentures	(5)	(57)	(62)	(8)	(333)	(341)
Senior and subordinated notes	46	(176)	(130)	(50)	(3,236)	(3,286)
Other long-term debt	(260)	147	(113)	(1,306)	586	(720)

Total increase (decrease) in borrowings expense	353	(86)	267	(727)	(3,001)	(3,728)

Increase (decrease) in interest expense, net	1,840	(2,591)	(751)	4,153	(13,819)	(9,666)

Increase (decrease) in net interest income	$16,365	$(6,874)	$9,491	$31,863	$1,620	$33,483

(1)	Our available-for-sale securities portfolio represents interest-earning investment securities.

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended September 30, 2010 and 2009

Net interest income increased by $9.5 million to $106.9 million for the three months ended September 30, 2010, compared to $97.4 million for the comparable 2009 period. Overall, we saw an increase in our net interest income primarily due to growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits (growth in deposits is partly reflective of the continued low interest rate environment and the lack of attractive market investment opportunities for our clients). In addition, we saw an increase in net interest income due to lower costs of deposits as a result of the low interest rate environment.

Although our cost of funding benefited from the low interest rate environment, the low rate environment had a negative impact on the rates earned on our available-for-sale securities and loans, which partially offset the overall increase in our net interest income.

The main factors affecting interest income and interest expense for the three months ended September 30, 2010, compared to the comparable 2009 period are discussed below:

•	Interest income for the three months ended September 30, 2010 increased by $8.7 million primarily due to:

•

A $10.7 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $2.8 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by the re-investment of higher-yielding securities from sales and paydowns into lower-yielding securities due to the current low interest rate environment.

•

Additionally, this increase was also partially offset by a $2.3 million decrease in interest income on loans, primarily due to a decrease in loan rates reflecting the current low interest rate environment, as well as from a $46.0 million decrease in average loan balances for the three months ended September 30, 2010, compared to the comparable 2009 period.

•	Interest expense for the three months ended September 30, 2010 decreased by $0.8 million primarily due to:

•

A decrease in interest expense from interest-bearing deposits of $1.0 million, primarily due to declining market rates and our adjustment of our deposit rates throughout 2009 and the first half of 2010 to be in-line with current market rates. This decrease was partially offset by an increase in interest expense due to a $1.5 billion increase in average interest-bearing deposit balances.

•

Additionally, this decrease was also partially offset by a net increase in interest expense of $0.3 million related to our long-term debt, primarily due to the issuance of our 5.375% senior notes in September 2010. This increase in interest expense was partially offset by lower London Interbank Offered Rates (“LIBOR”) associated with interest rate swap agreements on our senior and subordinated notes.

Nine months ended September 30, 2010 and 2009

Net interest income increased by $33.5 million to $315.2 million for the nine months ended September 30, 2010, compared to $281.7 million for the comparable 2009 period. Overall, we saw an increase in our net interest income primarily due to growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits (growth in deposits is reflective of the continued low interest rate environment and the lack of attractive market investment opportunities for our clients). In addition, we saw an increase in net interest income due to lower costs of deposits and LIBOR rates associated with certain interest rate swaps as a result of the low interest rate environment. Although our cost of funding benefited from the low interest rate environment, lower loan balances and higher deposit balances decreased our overall net interest income.

The main factors affecting interest income and interest expense for the nine months ended September 30, 2010, compared to the comparable 2009 period are discussed below:

•	Interest income for the nine months ended September 30, 2010 increased by $23.8 million primarily due to:

•

A $47.9 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $2.9 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by the re-investment of higher-yielding securities from sales and paydowns into lower yielding securities due to the current low interest rate environment.

•

This increase was partially offset by a $25.3 million decrease in interest income on loans driven principally by a $568.1 million decrease in average loan balances for the nine months ended September 30, 2010, compared to the comparable 2009 period.

•	Interest expense for the nine months ended September 30, 2010 decreased by $9.7 million primarily due to:

•

A decrease in interest expense from interest-bearing deposits of $5.9 million, primarily due to declining market rates and our adjustment of our deposit rates throughout 2009 and the first half of 2010 to be in-line with current market rates. This decrease was partially offset by a $1.3 billion increase in average interest-bearing deposits.

•	A decrease in interest expense of $3.7 million related to our long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our senior and subordinated notes.

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 3.14 percent and 3.21 percent for the three and nine months ended September 30, 2010, respectively, compared to 3.70 percent and 3.79 percent for the comparable 2009 periods. The decreases in net interest margin were primarily due to the significant growth of our deposits, the majority of which were invested in available-for-sale securities and cash deposited at the Federal Reserve. As such, the overall mix of our interest-earning assets shifted to a higher proportion of lower-yielding assets. Additionally, sales and paydowns of available-for-sale securities during 2010 are being re-invested in lower-yielding securities due to the current low interest rate environment. These declines in our net interest margin were partially offset by a decrease in rates paid on our deposits and borrowings due to the decrease in market rates and overall low interest rate environment.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2010 and 2009, respectively.

Average Balances, Rates and Yields for the Three Months Ended September 30, 2010 and 2009

	Three months ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,740,869	$2,719	0.29%	$3,370,898	$2,367	0.28%
Available-for-sale securities: (2)
Taxable	5,181,966	32,375	2.48	2,412,432	21,562	3.55
Non-taxable (3)	96,991	1,458	5.96	102,142	1,550	6.02
Total loans, net of unearned income (4)	4,498,487	80,716	7.12	4,544,510	83,049	7.25

Total interest-earning assets	13,518,313	117,268	3.45	10,429,982	108,528	4.12

Cash and due from banks	222,458			205,084
Allowance for loan losses	(77,937)			(114,364)
Other assets (5)	1,092,804			889,924

Total assets	$14,755,638			$11,410,626

Funding sources:
Interest-bearing liabilities:
NOW deposits	$48,284	$47	0.39%	$35,092	$34	0.38%
Regular money market deposits	154,716	104	0.27	122,809	145	0.47
Bonus money market deposits	1,809,122	1,350	0.30	1,035,822	1,208	0.46
Money market deposits in foreign offices	79,838	64	0.32	68,589	90	0.52
Time deposits	399,444	400	0.40	346,714	568	0.65
Sweep deposits	2,502,844	1,818	0.29	1,927,910	2,756	0.57

Total interest-bearing deposits	4,994,248	3,783	0.30	3,536,936	4,801	0.54
Short-term borrowings	52,949	26	0.19	42,134	16	0.15
5.375% senior notes	41,555	534	5.10	—	—	—
3.875% convertible senior notes	248,331	3,540	5.66	246,065	3,512	5.66
Junior subordinated debentures	55,621	831	5.93	55,956	893	6.33
Senior and subordinated notes	566,948	1,637	1.15	552,171	1,767	1.27
Other long-term debt	6,392	66	4.10	58,033	179	1.22

Total interest-bearing liabilities	5,966,044	10,417	0.69	4,491,295	11,168	0.99
Portion of noninterest-bearing funding sources	7,552,269			5,938,687

Total funding sources	13,518,313	10,417	0.31	10,429,982	11,168	0.42

Noninterest-bearing funding sources:
Demand deposits	6,924,973			5,373,486
Other liabilities	197,865			183,781
SVBFG stockholders’ equity	1,265,971			1,045,340
Noncontrolling interests	400,785			316,724
Portion used to fund interest-earning assets	(7,552,269)			(5,938,687)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$14,755,638			$11,410,626

Net interest income and margin		$106,851	3.14%		$97,360	3.70%

Total deposits	$11,919,221			$8,910,422

Average SVBFG stockholders’ equity as a percentage of average assets			8.58%			9.16%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(510)			(542)

Net interest income, as reported		$106,341			$96,818

(1)	Includes average interest-bearing deposits in other financial institutions of $237.8 million and $182.7 million for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, balances also include $3.4 billion and $3.1 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $740.1 million and $505.3 million for the three months ended September 30, 2010 and 2009, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2010 and 2009

	Nine months ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$4,048,242	$8,444	0.28%	$3,190,730	$7,228	0.30%
Available-for-sale securities: (2)
Taxable	4,733,666	101,493	2.87	1,837,141	53,207	3.87
Non-taxable (3)	97,796	4,413	6.03	103,839	4,766	6.14
Total loans, net of unearned income (4)	4,243,431	230,216	7.25	4,811,481	255,548	7.10

Total interest-earning assets	13,123,135	344,566	3.51	9,943,191	320,749	4.31

Cash and due from banks	229,192			241,150
Allowance for loan losses	(77,207)			(112,857)
Goodwill	—			1,334
Other assets (5)	1,021,019			862,354

Total assets	$14,296,139			$10,935,172

Funding sources:
Interest-bearing liabilities:
NOW deposits	$50,338	$150	0.40%	$42,653	$120	0.38%
Regular money market deposits	148,548	305	0.27	151,394	625	0.55
Bonus money market deposits	1,519,282	3,430	0.30	977,096	4,246	0.58
Money market deposits in foreign offices	74,841	183	0.33	60,767	342	0.75
Time deposits	359,278	1,367	0.51	364,024	1,919	0.70
Sweep deposits	2,500,830	5,880	0.31	1,780,912	10,001	0.75

Total interest-bearing deposits	4,653,117	11,315	0.33	3,376,846	17,253	0.68
Short-term borrowings	47,807	65	0.18	44,990	57	0.17
5.375% senior notes	14,004	534	5.10	—	—	—
3.875% convertible senior notes	247,765	10,600	5.72	245,463	10,523	5.73
Junior subordinated debentures	55,750	2,231	5.35	55,939	2,572	6.15
Senior and subordinated notes	557,405	4,463	1.07	561,064	7,749	1.85
Other long-term debt	6,897	197	3.82	79,924	917	1.53

Total interest-bearing liabilities	5,582,745	29,405	0.70	4,364,226	39,071	1.20
Portion of noninterest-bearing funding sources	7,540,390			5,578,965

Total funding sources	13,123,135	29,405	0.30	9,943,191	39,071	0.52

Noninterest-bearing funding sources:
Demand deposits	6,947,666			5,050,329
Other liabilities	176,854			183,334
SVBFG stockholders’ equity	1,210,082			1,022,701
Noncontrolling interests	378,792			314,582
Portion used to fund interest-earning assets	(7,540,390)			(5,578,965)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$14,296,139			$10,935,172

Net interest income and margin		$315,161	3.21%		$281,678	3.79%

Total deposits	$11,600,783			$8,427,175

Average SVBFG stockholders’ equity as a percentage of average assets			8.46%			9.35%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,544)			(1,668)

Net interest income, as reported		$313,617			$280,010

(1)	Includes average interest-bearing deposits in other financial institutions of $207.9 million and $179.0 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, balances also include $3.8 billion and $2.9 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $666.1 million and $481.1 million for the nine months ended September 30, 2010 and 2009, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. The following table summarizes our allowance for loan losses for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Allowance for loan losses, beginning balance	$71,789	$110,473	$72,450	$107,396
Provision for loan losses	10,971	8,030	29,124	72,889
Gross loan charge-offs	(12,289)	(46,553)	(40,602)	(110,464)
Loan recoveries	3,898	14,763	13,397	16,892

Allowance for loan losses, ending balance	$74,369	$86,713	$74,369	$86,713

Provision as a percentage of total gross loans (annualized)	0.89%	0.68%	0.79%	2.08%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	1.08	4.03	1.27	3.04
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.73	2.75	0.85	2.58
Allowance for loan losses as a percentage of period-end total gross loans	1.52	1.85	1.52	1.85
Period-end total gross loans	$4,900,129	$4,692,498	$4,900,129	$4,692,498
Average total gross loans	4,534,485	4,583,320	4,277,371	4,852,543

Our provision for loan losses was $11.0 million for the three months ended September 30, 2010, an increase of $2.9 million compared to the comparable 2009 period. Gross loan charge-offs of $12.3 million for the three months ended September 30, 2010 were primarily from our life science and software client portfolios. Gross loan charge-offs included $3.2 million of loans that were reserved for and classified as impaired loans at June 30, 2010. Loan recoveries of $3.9 million for the three months ended September 30, 2010 were primarily from our hardware, software and life science client portfolios.

Our provision for loan losses was $29.1 million for the nine months ended September 30, 2010, a decrease of $43.8 million compared to the comparable 2009 period. Gross loan charge-offs of $40.6 million for the nine months ended September 30, 2010 were primarily from our life science, software and hardware client portfolios. Gross loan charge-offs included $9.2 million of loans that were reserved for and classified as impaired loans in the period prior to the charge-off. Loan recoveries of $13.4 million for the nine months ended September 30, 2010 were primarily from our software, hardware and life science client portfolios.

Noninterest Income

A summary of noninterest income for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Gains (losses) on investment securities, net	$46,611	$3,905	NM %	$67,420	$(37,890)	NM %
Foreign exchange fees	9,091	7,491	21.4	26,207	22,574	16.1
Deposit service charges	7,324	6,906	6.1	22,283	20,319	9.7
Client investment fees	4,681	5,527	(15.3)	13,562	17,355	(21.9)
Credit card fees	3,139	2,300	36.5	8,853	6,696	32.2
Letters of credit and standby letters of credit income	2,752	3,019	(8.8)	7,869	8,240	(4.5)
Gains (losses) on derivative instruments, net	1,257	(1,090)	NM	4,565	(2,123)	NM
Other	11,381	6,249	82.1	24,907	21,830	14.1

Total noninterest income	$86,236	$34,307	151.4	$175,666	$57,001	NM

NM- Not meaningful

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Sponsored Debt Funds & Strategic Investments, the entire income or loss from funds where we own significantly less than 100%. We also recognize, as part of our equity valuation business through SVB Analytics, the results of eProsper, of which we own 65%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income and net gains (losses) on investment securities, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Additionally, for 2010, we have also excluded the gains from sales of available-for-sale securities from our non-GAAP noninterest income. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods.

However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
GAAP noninterest income (as reported)	$86,236	$34,307	151.4%	$175,666	$57,001	NM	%
Less: gains on sales of available-for-sale securities	23,605	—	NM	24,699	—	NM

Noninterest income excluding gains on sales of available-for-sale securities	62,631	34,307	82.6	150,967	57,001	164.8
Less: income (losses) attributable to noncontrolling interests, including carried interest	17,589	5,117	NM	34,401	(31,572)	NM

Non-GAAP noninterest income, net of noncontrolling interests	$45,042	$29,190	54.3	$116,566	$88,573	31.6

NM- Not meaningful

Gains (Losses) on Investment Securities, Net

Net gains (losses) on investment securities include both gains (losses) from our non-marketable and marketable securities, as well as gains from sales from our available-for-sale securities portfolio.

Our available-for-sale portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains (losses) on investment securities.

We experience variability in the performance of our non-marketable and marketable private equity and venture capital investments from quarter to quarter, which results in net gains (losses) on investment securities. This variability is due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and as such our results for a particular period are not indicative of our performance in a future period. Throughout 2009, as a result of the economic downturn, the valuations of our investments were affected by a more challenging venture capital environment and a significant slowdown of merger and acquisition (“M&A”) activities and initial public offerings (“IPOs”) among our portfolio companies. In the first three quarters of 2010, we saw some improvement in venture capital investment levels and increased M&A and IPO activity among these portfolio companies.

The following table provides a summary of non-GAAP net gains (losses) on investment securities, net of noncontrolling interests:

	Three months ended September 30,		Nine months ended September 30,
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests (Dollars in thousands)	2010	2009	2010	2009
GAAP net gains (losses) on investment securities	$46,611	$3,905	$67,420	$(37,890)
Less: gains on sales of available-for-sale securities	23,605	—	24,699	—

Net gains (losses) on investment securities excluding gains on sales of available-for-sale securities	23,006	3,905	42,721	(37,890)
Less: income (losses) attributable to noncontrolling interests, including carried interest	16,817	4,880	33,159	(32,491)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$6,189	$(975)	$9,562	$(5,399)

The net gains of $46.6 million for the three months ended September 30, 2010 were due to the following:

•

Net gains of $23.6 million from our available-for-sale securities resulting from the sale of $492.9 million of securities. These securities included $304.0 million of agency-issued mortgage-backed securities and $188.9 million of fixed rate agency-issued collateralized mortgage obligations. Securities sold were comprised primarily of smaller-dollar value positions. These sales were consistent with our ongoing efforts to efficiently manage our available liquid resources and mitigate duration risk of the portfolio.

•

Net gains of $23.0 million from our non-marketable and marketable securities, primarily due to $19.5 million of unrealized gains from valuation adjustments primarily related to our managed co-investment funds and managed funds of funds. In addition, our managed funds of funds recorded realized gains of $6.5 million from distributions, which were partially offset by realized losses of $3.7 million from our managed co-investment funds primarily related to acquisitions of two portfolio companies. The $3.7 million of realized losses were reclassifications of previously recorded unrealized losses.

The net gains of $67.4 million for the nine months ended September 30, 2010 were due to the following:

•

Net gains of $42.9 million from our non-marketable and marketable securities, primarily due to $31.5 million of unrealized gains primarily from valuation adjustments related to our managed co-investment funds and managed funds of funds. In addition, our managed funds of funds recorded realized gains of $14.3 million from distributions, which were partially offset by realized losses of $4.2 million from our managed co-investment funds primarily related to acquisitions of portfolio companies. The $4.2 million of realized losses were reclassifications of previously recorded unrealized losses.

•

Net gains of $24.5 million from our available-for-sale securities resulting primarily from the sale of $650.8 million of securities. These securities included $304.0 million of agency-issued mortgage-backed securities, $188.9 million of fixed rate agency-issued collateralized mortgage obligations, non-agency residential and commercial mortgage-backed securities of $123.3 million and agency-issued collateralized mortgage obligations of $34.6 million.

The following tables provide a breakout of non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Available-For- Sale Securities	Other	Total
Unrealized gains	$12,228	$5,320	$766	$—	$1,163	$19,477
Realized (losses) gains	(3,676)	6,505	761	23,605	(61)	27,134

Total gains on investment securities, net	$8,552	$11,825	$1,527	$23,605	$1,102	$46,611

Less: gains on sales of available-for-sale securities	—	—	—	23,605	—	23,605
Less: income attributable to noncontrolling interests, including carried interest	6,710	10,081	26	—	—	16,817

Non-GAAP net gains on investment securities, net of noncontrolling interests	$1,842	$1,744	$1,501	$—	$1,102	$6,189

	Three months ended September 30, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Available-For- Sale Securities	Other	Total
Unrealized gains (losses)	$2,896	$(366)	$85	$—	$—	$2,615
Realized (losses) gains	(342)	3,146	657	8	(2,179)	1,290

Total gains (losses) on investment securities, net	$2,554	$2,780	$742	$8	$(2,179)	$3,905

Less: income attributable to noncontrolling interests, including carried interest	2,328	2,511	41	—	—	4,880

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$226	$269	$701	$8	$(2,179)	$(975)

	Nine months ended September 30, 2010
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Available-For- Sale Securities	Other	Total
Unrealized gains	$13,188	$15,839	$661	—	$1,798	$31,486
Realized (losses) gains	(4,236)	14,336	1,715	24,473	(354)	35,934

Total gains on investment securities, net	$8,952	$30,175	$2,376	$24,473	$1,444	$67,420

Less: gains on sales of available-for-sale securities	—	—	—	24,699	—	24,699
Less: income (losses) attributable to noncontrolling interests, including carried interest	6,818	26,342	(1)	—	—	33,159

Non-GAAP net gains on investment securities, net of noncontrolling interests	$2,134	$3,833	$2,377	$(226)	$1,444	$9,562

	Nine months ended September 30, 2009
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Available-For- Sale Securities	Other	Total
Unrealized (losses) gains	$(3,492)	$(37,914)	$1,867	$—	$—	$(39,539)
Realized (losses) gains	(1,772)	5,203	1,780	(34)	(3,528)	1,649

Total (losses) gains on investment securities, net	$(5,264)	$(32,711)	$3,647	$(34)	$(3,528)	$(37,890)

Less: (losses) income attributable to noncontrolling interests, including carried interest	(4,863)	(28,425)	797	—	—	(32,491)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(401)	$(4,286)	$2,850	$(34)	$(3,528)	$(5,399)

Foreign Exchange Fees

Foreign exchange fees were $9.1 million and $26.2 million for the three and nine months ended September 30, 2010, respectively, compared to $7.5 million and $22.6 million for the comparable 2009 periods. The increases were primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes were $1.9 billion and $4.7 billion for the three and nine months ended September 30, 2010, respectively, compared to $1.3 billion and $3.4 billion for the comparable 2009 periods.

Deposit Service Charges

Deposit service charges were $7.3 million and $22.3 million for the three and nine months ended September 30, 2010, respectively, compared to $6.9 million and $20.3 million for the comparable 2009 periods. The increases were primarily due to a decrease in the earnings credit received by clients due to decreases in short-term market interest rates.

Client Investment Fees

Client investment fees were $4.7 million and $13.6 million for the three and nine months ended September 30, 2010, respectively, compared to $5.5 million and $17.4 million for the comparable 2009 periods. The decreases were primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average client investment funds for the nine month period. The decreases in average client investment funds were primarily due to our clients’ desire to maintain short term liquidity provided by on balance sheet deposit accounts rather than invest in other options available in the current low interest rate environment. The following table summarizes average client investment funds for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2010	2009	% Change	2010	2009	% Change
Client directed investment assets (1)	$9,171	$10,644	(13.8)%	$9,300	$11,109	(16.3)%
Client investment assets under management	6,803	5,477	24.2	6,215	5,574	11.5
Sweep money market funds	—	—	—	—	75	(100.0)

Total average client investment funds (2)	$15,974	$16,121	(0.9)	$15,515	$16,758	(7.4)

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third-party financial institutions.

Period-end total client investment funds were $16.1 billion at September 30, 2010, compared to $15.6 billion at December 31, 2009. The increase was primarily due to an increase in client investment assets under management, mainly attributable to our success in obtaining a higher percentage of technology and life science IPO proceeds, secondary public offerings and private company financing rounds in a financing environment that showed early signs of improvement in the latter half of 2010.

Credit Card Fees

Credit card fees were $3.1 million and $8.9 million for the three and nine months ended September 30, 2010, respectively, compared to $2.3 million and $6.7 million for the comparable 2009 periods. The increases were primarily due to the addition of new clients and an increase in client activity.

Gains (Losses) on Derivative Instruments, Net

A summary of gains (losses) on derivative instruments, net, for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
(Losses) gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$131	$360	(63.6)%	$750	$1,304	(42.5)%
(Losses) gains on internal foreign exchange forward contracts, net (2)	(2,698)	(128)	NM	680	(2,664)	(125.5)

Total (losses) gains on foreign exchange forward contracts, net	(2,567)	232	NM	1,430	(1,360)	NM
Change in fair value of interest rate swap	—	—	—		(170)	(100.0)
Change in fair value of other derivatives	62	—	NM	62	—	NM
Equity warrant assets: (3)
Gains (losses) on exercise, net	3,462	(506)	NM	5,099	(338)	NM
Change in fair value:
Cancellations and expirations	(513)	(1,170)	(56.2)	(3,039)	(3,644)	(16.6)
Other changes in fair value	813	354	129.7	1,013	3,389	(70.1)

Total net gains (losses) on equity warrant assets (4)	3,762	(1,322)	NM	3,073	(593)	NM

Total gains (losses) on derivative instruments, net	$1,257	$(1,090)	NM	$4,565	$(2,123)	NM

NM-	Not meaningful
(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	At September 30, 2010, we held warrants in 1,158 companies, compared to 1,250 companies at September 30, 2009.
(4)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net (Income) Loss Attributable to Noncontrolling Interests”.

Net gains on derivative instruments were $1.3 million for the three months ended September 30, 2010, compared to net losses of $1.1 million for the comparable 2009 period. The increase of $2.4 million was primarily attributable to the following:

•

Net gains on equity warrant assets of $3.8 million for the three months ended September 30, 2010, compared to net losses of $1.3 million for the comparable 2009 period. The net gains of $3.8 million for the three months ended September 30, 2010 were primarily driven by net gains of $3.5 million from the exercise of certain warrant positions and net gains of $0.8 million from valuation increases in our warrant portfolio, partially offset by losses of $0.5 million from warrant cancellations and expirations.

•

Net losses of $2.7 million from foreign exchange forward contracts hedging our foreign currency denominated loans in the third quarter of 2010, compared to net losses of $0.1 million for the comparable 2009 period. The net losses of $2.7 million in the third quarter of 2010 were primarily due to the weakening of the U.S. dollar against the Pound Sterling and Euro, and were partially offset by net gains of $2.9 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

Net gains on derivative instruments were $4.6 million for the nine months ended September 30, 2010, compared to net losses of $2.1 million for the comparable 2009 period. The increase of $6.7 million was primarily attributable to the following:

•

Net gains on equity warrant assets of $3.1 million for the nine months ended September 30, 2010, compared to net losses of $0.6 million for the comparable 2009 period. The net gains of $3.1 million for the nine months ended September 30, 2010 were primarily driven by net gains of $5.1 million from the exercise of certain warrant positions and net gains of $1.0 million from valuation increases in our warrant portfolio, partially offset by losses of $3.0 million from warrant cancellations and expirations.

•

Net gains from foreign exchange forward contracts hedging our foreign currency denominated loans of $0.7 million, compared to net losses of $2.7 million for the comparable 2009 period. The net gains of $0.7 million for the nine months ended September 30, 2010 were primarily due to the strengthening of the U.S. dollar against the Pound Sterling and Euro.

These gains were partially offset by net losses of $0.1 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

Other Noninterest Income

A summary of other noninterest income for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Fund management fees	$2,702	$2,437	10.9	$8,098	$7,625	6.2%
Service-based fee income (1)	1,894	1,700	11.4	6,512	5,645	15.4
Unused commitment fees	1,352	906	49.2	3,959	2,465	60.6
Currency revaluation gains	661	275	140.4	987	383	157.7
Gains (losses) on foreign currency loans revaluation, net	2,871	(94)	NM	(75)	1,886	(104.0)
Other	1,901	1,025	85.5	5,426	3,826	41.8

Total other noninterest income	$11,381	$6,249	82.1	$24,907	$21,830	14.1

NM-Not meaningful

(1)	Includes income from SVB Analytics and its subsidiary, eProsper.

Other noninterest income was $11.4 million and $24.9 million for the three and nine months ended September 30, 2010, respectively, compared to $6.2 million and $21.8 million for the comparable 2009 periods. The increase of $5.2 million for the three months ended September 30, 2010, compared to the comparable 2009 period was primarily due to revaluations of foreign currency denominated loans. Net gains from revaluation of foreign currency denominated loans of $2.9 million for the three months ended September 30, 2010 were primarily due to the weakening of the U.S. dollar against the Pound Sterling and Euro and were partially offset by net losses of $2.7 million from foreign exchange forward contracts, which we use to hedge the risk of our foreign currency denominated loans and are included in net gains (losses) on derivative instruments.

Noninterest Expense

A summary of noninterest expense for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Compensation and benefits	$62,170	$45,815	35.7%	$181,993	$141,042	29.0%
Professional services	12,618	12,109	4.2	37,358	35,452	5.4
Premises and equipment	5,548	5,892	(5.8)	16,651	16,993	(2.0)
Business development and travel	5,153	2,902	77.6	14,542	9,578	51.8
Net occupancy	5,131	4,198	22.2	14,468	13,346	8.4
FDIC assessments	2,637	2,589	1.9	13,273	13,853	(4.2)
Correspondent bank fees	2,228	2,118	5.2	6,132	5,994	2.3
Provision for (reduction of) unfunded credit commitments	1,692	65	NM	2,561	(3,366)	(176.1)
Impairment of goodwill	—	—	—	—	4,092	(100.0)
Other	6,994	4,119	69.8	19,949	18,975	5.1

Total noninterest expense	$104,171	$79,807	30.5	$306,927	$255,959	19.9

NM-	Not meaningful

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

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2010	2009	% Change	2010	2009	% Change
GAAP noninterest expense	$104,171	$79,807	30.5%	$306,927	$255,959	19.9%
Less: amounts attributable to noncontrolling interests	2,939	2,872	2.3	9,050	9,107	(0.6)
Less: impairment of goodwill	—	—	—	—	4,092	(100.0)

Non-GAAP noninterest expense, net of noncontrolling interests	$101,232	$76,935	31.6	$297,877	$242,760	22.7

GAAP taxable equivalent net interest income	$106,851	$97,360	9.7	$315,161	$281,678	11.9
Less: (losses) attributable to noncontrolling interests	2	1	100.0	20	(29)	(169.0)

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	106,849	97,359	9.7	315,141	281,707	11.9
Non-GAAP noninterest income, net of noncontrolling interests (1)	45,042	29,190	54.3	116,566	88,573	31.6

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$151,891	$126,549	20.0	$431,707	$370,280	16.6

Non-GAAP operating efficiency ratio (2)	66.65%	60.79%	9.6	69.00%	65.56%	5.2

(1)	See “Noninterest Income” above for a description and reconciliation of non-GAAP noninterest income.
(2)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.

Compensation and Benefits

Compensation and benefits expense was $62.2 million for the three months ended September 30, 2010, compared to $45.8 million for the comparable 2009 period. The increase of $16.4 million was primarily due to an increase of $10.3 million in incentive compensation and ESOP expenses and an increase of $2.9 million in salaries and wages expense.

Compensation and benefits expense was $182.0 million for the nine months ended September 30, 2010, compared to $141.0 million for the comparable 2009 period. The increase of $41.0 million was primarily due to an increase of $29.0 million in incentive compensation and ESOP expenses and an increase of $4.8 million in salaries and wages expense.

Incentive compensation and ESOP expenses for the first three quarters of 2010 reflect our current expectation that we will achieve our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. In addition to lower incentive compensation levels, no ESOP expenses or company-wide merit increases were recorded in 2009. The increases in salaries and wages expense were primarily due to an increase in the average number of FTE employees, as well as from merit increases in the first quarter of 2010. Average FTE’s increased to 1,321 and 1,289 for the three and nine months ended September 30, 2010, respectively, compared to 1,262 and 1,260 for the comparable 2009 periods. This increase was to support our continued investment in growth initiatives and related infrastructure support.

Our variable compensation plans primarily consist of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $17.7 million and $51.9 million for the three and nine months ended September 30, 2010, respectively, compared to $8.0 million and $22.4 million for the comparable 2009 periods. These amounts are included in total compensation and benefits expense discussed above.

Business Development and Travel

Business development and travel expense was $5.2 million and $14.5 million for the three and nine months ended September 30,

2010, respectively, compared to $2.9 million and $9.6 million for the comparable 2009 periods. The increases were primarily reflective of our increased focus on global initiatives and increased activity due to improving economic and business conditions.

Federal Deposit Insurance Corporation (“FDIC”) Assessments

FDIC assessments were $2.6 million and $13.3 million for the three and nine months ended September 30, 2010, respectively, compared to $2.6 million and $13.9 million for the comparable 2009 periods. The decrease for the nine month period was primarily due to a special assessment fee of $5.0 million in the second quarter of 2009, partially offset by an increase in average deposit balances and an increase in FDIC assessment rates in 2010. Our FDIC assessment expense for future periods may be impacted by requirements adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which includes, among other things, the extension of unlimited deposit insurance coverage on non-interest bearing demand accounts for two years beginning December 31, 2010 for all insured depository institutions.

Provision for (Reduction of) Unfunded Credit Commitments

We calculate changes to our provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a provision for unfunded credit commitments of $1.7 million for the three months ended September 30, 2010, compared to a provision of $0.1 million for the comparable 2009 period. The provision for unfunded credit commitments of $1.7 million for the three months ended September 30, 2010 is a function of the increase in our total unfunded credit commitments balance, the composition of commitments and the application of our reserve methodology to our unfunded loan portfolio. Total unfunded credit commitments balance increased to $5.9 billion as of September 30, 2010, compared to $5.3 billion as of June 30, 2010.

We recorded a provision for unfunded credit commitments of $2.6 million for the nine months ended September 30, 2010, compared to a reduction of provision of $3.4 million for the comparable 2009 period. The provision for unfunded credit commitments of $2.6 million for the nine months ended September 30, 2010 is a function of the increase in our total unfunded credit commitments balance, the composition of commitments and the application of the reserve methodology to our unfunded loan portfolio. Total unfunded credit commitments balance increased to $5.9 billion as of September 30, 2010, compared to $5.3 billion as of December 31, 2009.

Impairment of Goodwill

There was no goodwill on our balance sheet as of September 30, 2010. We recognized a non-cash non-tax deductible goodwill impairment charge of $4.1 million in the first quarter of 2009 related to eProsper, which represented 100% of the remaining goodwill.

Other Noninterest Expense

A summary of other noninterest expense for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Telephone	$1,208	$325	NM %	$3,438	$3,042	13.0%
Tax credit fund amortization	1,050	1,165	(9.9)	3,107	3,458	(10.2)
Client services	651	670	(2.8)	2,006	1,402	43.1
Postage and supplies	571	165	NM	1,645	2,328	(29.3)
Dues and publications	444	325	36.6	1,093	1,266	(13.7)
Other	3,070	1,469	109.0	8,660	7,479	15.8

Total other noninterest expense	$6,994	$4,119	69.8	$19,949	$18,975	5.1

NM-	Not meaningful

Net (Income) Loss Attributable to Noncontrolling Interests

Included in net income (loss) is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income.

In the table below, noninterest (income) loss consists of investment gains and losses from our consolidated funds, currency revaluation gains (losses) from our managed funds and gains or losses recognized from the exercise of warrants held by one of our sponsored debt funds. Noninterest expense is primarily related to management fees paid by our managed funds to the Company’s subsidiaries as the general partner and to one of our consolidated sponsored debt funds for management of the funds. A summary of net (income) loss attributable to noncontrolling interests for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest (income) loss (1)	$(2)	$(1)	100.0%	$(20)	$29	(169.0)%
Noninterest (income) loss (1)	(17,922)	(5,114)	NM	(35,668)	32,946	NM
Noninterest expense (1)	2,939	2,872	2.3	9,050	9,107	(0.6)
Carried interest (2)	333	(3)	NM	1,267	(1,374)	(192.2)

Net (income) loss attributable to noncontrolling interests	$(14,652)	$(2,246)	NM	$(25,371)	$40,708	(162.3)

NM-	Not meaningful
(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing our managed funds, the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds, and the preferred allocation earned by the limited partners of one of our managed funds of funds.

Income Taxes

Our effective tax expense rate was 39.8 percent for the three months ended September 30, 2010, compared to 41.1 percent for the comparable 2009 period. The decrease in the tax rate was primarily attributable to the effect of lower non-deductible expenses as a percentage of pre-tax income in the third quarter of 2010.

Our effective tax expense rate was 39.4 percent for the nine months ended September 30, 2010, compared to 44.2 percent for the comparable 2009 period. The decrease in the tax rate was primarily attributable to the effect of lower non-deductible expenses as a percentage of pre-tax income for the nine months ended September 30, 2010, and the effect of the $4.1 million goodwill impairment charge associated with eProsper in the first quarter of 2009.

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net (income) loss attributable to noncontrolling interests.

Operating Segment Results

We have four operating segments for which we report our financial information: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services.

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

The following is our segment information for the three and nine months ended September 30, 2010 and 2009, respectively.

Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$84,775	$88,596	(4.3)%	$253,044	$273,957	(7.6)%
Provision for loan losses	(8,376)	(3,153)	165.7	(25,856)	(60,862)	(57.5)
Noninterest income	31,399	27,025	16.2	89,123	80,686	10.5
Noninterest expense	(58,706)	(42,715)	37.4	(171,037)	(131,636)	29.9

Income before income tax expense	$49,092	$69,753	(29.6)	$145,274	$162,145	(10.4)

Total average loans, net of unearned income	$3,485,505	$3,576,973	(2.6)	$3,280,358	$3,822,200	(14.2)
Total average assets	3,749,453	3,697,379	1.4	3,551,018	3,932,869	(9.7)
Total average deposits	11,762,637	8,757,704	34.3	11,420,631	8,265,536	38.2

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Net interest income from our Global Commercial Bank (“GCB”) decreased by $3.8 million for the three months ended September 30, 2010, primarily due to (1) a decrease in the FTP earned for deposits due to decreases in market interest rates and (2) a decrease in interest income resulting from a decrease of $91.5 million in average loan balances. These decreases were partially offset by an increase in the FTP earned for deposits due to significant deposit growth.

The provision for loan losses for GCB was $8.4 million for the three months ended September 30, 2010, an increase of $5.2 million compared to the comparable 2009 period. The provision for loan losses of $8.4 million for the three months ended September 30, 2010 was primarily attributable to increases in period-end loan balances, as well as net charge-offs primarily from our life science and software client portfolios.

Noninterest income increased by $4.4 million for the three months ended September 30, 2010, primarily due to an increase in foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $1.9 billion for the three months ended September 30, 2010, compared to $1.3 billion for the comparable 2009 period. The increase in credit card fees was primarily due to the addition of new clients and an increase in client activity.

Noninterest expense increased by $16.0 million for the three months ended September 30, 2010, primarily due to an increase in compensation and benefits expense of $15.3 million. The increase in compensation and benefits expense was attributable to an increase in incentive compensation, ESOP, and salaries and wages expenses. Incentive compensation and ESOP expenses for the third quarter 2010 reflect our current expectation that we will achieve our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. The increase in salaries and wages was primarily due to the increase in the average number of FTE employees at GCB, which increased to 860 for the three months ended September 30, 2010, compared to 811 for the comparable 2009 period. The increase in average FTE’s was attributable to increases in positions for product development, operational, sales and advisory, as well as to support our global commercial banking operations and initiatives.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Net interest income from our GCB decreased by $20.9 million for the nine months ended September 30, 2010, primarily due to a decrease in interest income resulting from a decrease in average loan balances, which decreased by $541.8 million to $3.3 billion, and a decrease in the FTP earned for deposits due to decreases in market interest rates. These decreases were partially offset by an increase in the FTP earned for deposits due to significant deposit growth.

The provision for loan losses for GCB was $25.9 million for the nine months ended September 30, 2010, a decrease of $35.0 million compared to the comparable 2009 period. The provision for loan losses of $25.9 million for the nine months ended September 30, 2010 was primarily attributable to gross charge-offs from our life science, hardware and software client portfolios, partially offset by loan recoveries primarily from our software and life science client portfolios. The higher provision for loan losses for the nine months ended September 30, 2009 was primarily due to higher net charge-offs primarily from our software, venture capital/private equity and hardware industry portfolios.

Noninterest income increased by $8.4 million for the nine months ended September 30, 2010, primarily due to an increase in foreign exchange fees, credit card fees, and deposit service charges, partially offset by a decrease in client investment fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $4.7 billion for the nine months ended September 30, 2010, compared to $3.4 billion for the comparable 2009 period. The increase in credit card fees was primarily due to the addition of new clients and an increase in client activity. The increase in deposit service charges was primarily due to a decrease in the earnings credit received by clients due to decreases in short-term market interest rates. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds.

Noninterest expense increased by $39.4 million for the nine months ended September 30, 2010, primarily due to an increase in compensation and benefits expense of $35.7 million. The increase in compensation and benefits expense was attributable to an increase in incentive compensation, ESOP, and salaries and wages expenses. Incentive compensation and ESOP expenses for the first nine months of 2010 reflect our current expectation that we will achieve our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. The increase in salaries and wages was primarily due to the increase in the average number of FTE employees at GCB, which increased to 838 for the nine months ended September 30, 2010, compared to 803 for the comparable 2009 period, as well as from merit increases in the first quarter of 2010.

Relationship Management

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$8,543	$8,582	(0.5)%	$25,017	$25,897	(3.4)%
Provision for loan losses	(2,639)	(4,855)	(45.6)	(3,206)	(11,979)	(73.2)
Noninterest income	360	333	8.1	1,047	944	10.9
Noninterest expense	(4,785)	(2,972)	61.0	(14,452)	(9,858)	46.6

Income before income tax expense	$1,479	$1,088	35.9	$8,406	$5,004	68.0

Total average loans, net of unearned income	$982,614	$945,694	3.9	$943,969	$966,939	(2.4)
Total average assets	982,881	946,811	3.8	945,024	968,384	(2.4)
Total average deposits	176,734	146,367	20.7	193,030	155,679	24.0

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The provision for loan losses for Relationship Management was $2.6 million for the three months ended September 30, 2010, a decrease of $2.2 million compared to the comparable 2009 period. The decrease was primarily due to a decrease in gross charge-offs in the third quarter of 2010 compared to the comparable 2009 period.

Noninterest expense increased by $1.8 million for the three months ended September 30, 2010, primarily due to an increase in compensation and benefits expense of $1.4 million attributable to an increase in incentive compensation expenses.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Net interest income decreased by $0.9 million for the nine months ended September 30, 2010, primarily due to a decrease in interest income resulting from a decrease in average loan balances, particularly loans to targeted high-net-worth individuals, and a decrease in the FTP earned for deposits due to decreases in market interest rates. These decreases were partially offset by an increase in the FTP earned for deposits due to deposit growth.

The provision for loan losses for Relationship Management was $3.2 million for the nine months ended September 30, 2010, a decrease of $8.8 million compared to the comparable 2009 period. The decrease was primarily due to a decrease in gross charge-offs for the nine months ended September 30, 2010 compared to the comparable 2009 period.

Noninterest expense increased by $4.6 million for the nine months ended September 30, 2010, primarily due to an increase in compensation and benefits expense of $3.8 million attributable to an increase in incentive compensation expenses.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest loss	$—	$(10)	(100.0)%	$(1)	$(13)	(92.3)%
Noninterest income	6,418	3,014	112.9	14,270	3,015	NM
Noninterest expense	(2,752)	(3,355)	(18.0)	(9,654)	(9,991)	(3.4)

Income (loss) before income tax expense	$3,666	$(351)	NM	$4,615	$(6,989)	(166.0)

Total average assets	$119,055	$96,077	23.9	$108,449	$91,412	18.6

NM-	Not meaningful

SVB Capital’s components of noninterest income primarily include net gains and losses on marketable and non-marketable securities, preferred allocations and fund management fees, all net of noncontrolling interests. When we refer to net gains and losses on marketable and non-marketable securities in the discussion below, we are referring to net gains and losses from marketable and non-marketable securities and preferred allocations, net of noncontrolling interests.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not to be indicative of future performance. In 2009, the valuation of our consolidated investment funds was affected by a more challenging venture capital environment and a significant slowdown of M&A activities and IPOs. The net gains for the three and nine months ended September 30, 2010 were primarily due to an increase in valuations for private companies and increased IPO and M&A activities during 2010. As a result, we saw higher unrealized gains in the three and nine months ended September 30, 2010, compared to the comparable 2009 periods.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Noninterest income increased by $3.4 million to $6.4 million for the three months ended September 30, 2010, primarily due to net gains on investment securities for the three months ended September 30, 2010. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $3.6 million for the three months ended September 30, 2010, compared to net gains of $0.4 million for the comparable 2009 period. The net gains on investment securities of $3.6 million for the three months ended September 30, 2010 were primarily related to net gains of $1.9 million from five of our managed funds of funds attributable to unrealized valuation gains and realized gains from distributions, as well as net gains of $1.8 million from valuation adjustments and carried interest from one of our managed co-investment funds.

•

We received fund management fees of $2.7 million for the three months ended September 30, 2010, compared to $2.4 million for the comparable 2009 period. The increase in fund management fees was primarily due to additional management fees associated with closing transactions of two funds in the third quarter of 2009 and one fund in the third quarter of 2010 in the SVB Preferred Return Funds family. Typically, a fund of funds is formed through multiple closing transactions in which limited partners enter into investment commitments.

Noninterest expense decreased by $0.6 million for the three months ended September 30, 2010, primarily due to a decrease in professional services expense. This decrease was primarily attributable to higher legal costs in 2009 relating to newly formed funds.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Noninterest income increased by $11.3 million to $14.3 million for the nine months ended September 30, 2010, primarily due to higher net gains on investment securities for the nine months ended September 30, 2010. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $6.0 million for the nine months ended September 30, 2010, compared to net losses of $4.7 million for the comparable 2009 period. The net gains on investment securities of $6.0 million for the nine months ended September 30, 2010 were primarily related to net gains of $4.0 million from five of our managed funds of funds attributable to unrealized valuation gains and realized gains from distributions, as well as net gains of $2.2 million from valuation adjustments and carried interest from one of our managed co-investment funds.

•	We received fund management fees of $8.1 million for the nine months ended September 30, 2010, compared to $7.6 million for the comparable 2009 period.

Other Business Services

Our Other Business Services group is comprised of SVB Analytics, as well as our Sponsored Debt Funds & Strategic Investments.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest loss	$(16)	$(76)	(78.9)%	$(108)	$(156)	(30.8)%
Noninterest income	2,995	41	NM	8,643	4,399	96.5
Noninterest expense	(3,559)	(2,806)	26.8	(10,853)	(13,055)	(16.9)

Loss before income tax expense	$(580)	$(2,841)	(79.6)	$(2,318)	$(8,812)	(73.7)

Total average assets	$89,362	$87,396	2.2	$91,481	$79,244	15.4

NM-	Not meaningful

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

A summary of noninterest income for SVB Analytics and Sponsored Debt Funds & Strategic Investments is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change
SVB Analytics	$1,590	$1,490	6.7%	$5,724	$5,032	13.8%
Sponsored Debt Funds & Strategic Investments	1,405	(1,449)	(197.0)	2,919	(633)	NM

Total noninterest income	$2,995	$41	NM	$8,643	$4,399	96.5

NM-	Not meaningful

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Noninterest income increased by $3.0 million, primarily due to the following:

•

Net gains on investment securities of $1.3 million for the three months ended September 30, 2010, compared to net losses of $1.4 million for the comparable 2009 period. Net gains on investment securities of $1.3 million for the three months ended September 30, 2010 were due to net gains of $1.5 million primarily from three of our debt fund investments mainly attributable to unrealized valuation gains and realized gains from distributions and net gains of $0.2 million from distributions from certain strategic venture capital fund investments. These gains were partially offset by net losses of $0.5 million due to other-than-temporary impairment of certain strategic venture capital investments.

Noninterest expense increased by $0.8 million for the three months ended September 30, 2010, primarily due to an increase in compensation and benefits expense at SVB Analytics attributable to an increase in incentive compensation and ESOP expenses.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Noninterest income increased by $4.2 million, primarily due to net gains on investment securities from our Sponsored Debt Funds & Strategic Investments, as well as an increase in SVB Analytics’ revenues. Other Business Services’ components of noninterest income primarily include the following:

•

Net gains on investment securities of $2.2 million for the nine months ended September 30, 2010, compared to net losses of $0.7 million for the comparable 2009 period. The net gains on investment securities of $2.2 million for the nine months ended September 30, 2010 were due to net gains of $2.4 million primarily from three of our debt fund investments attributable to unrealized valuation gains and realized gains from distributions, net gains of $0.7 million from distributions from certain strategic venture capital fund investments, and net gains of $0.5 million from one of our direct equity investments in a privately held company. These gains were partially offset by net losses of $1.5 million due to other-than-temporary impairment of certain strategic venture capital investments.

•	Net gains from currency revaluation adjustments of $0.6 million for the nine months ended September 30, 2010 related to one of our debt funds.

•

An increase in SVB Analytics’ revenues to $5.7 million for the nine months ended September 30, 2010, compared to $5.0 million for the comparable 2009 period, primarily as a result of an increase in the number of valuations performed for clients, partially offset by a reduction in the average fee earned per valuation.

Noninterest expense decreased by $2.2 million for the nine months ended September 30, 2010, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill recognized in the first quarter of 2009 resulting from changes in our outlook for eProsper’s future financial performance. This decrease was partially offset by an increase in compensation and benefits expense at SVB Analytics, attributable to an increase in incentive compensation and ESOP expenses, as well as an increase in salaries and wages expense as a result of merit increases in the first quarter of 2010.

Consolidated Financial Condition

Our total assets were $15.7 billion at September 30, 2010, an increase of $2.9 billion, or 21.9 percent, compared to $12.8 billion at December 31, 2009. The increase was primarily due to increases in available-for-sale securities due to our deposit growth.

Cash and Due from Banks

Cash and due from banks totaled $3.4 billion at September 30, 2010, a decrease of $67.4 million, or 2.0 percent, compared to $3.5 billion at December 31, 2009. The decrease was primarily due to the investment of excess cash previously held at the Federal Reserve Bank into available-for-sale securities, partially offset by increases in cash from deposit growth. As of September 30, 2010 and December 31, 2009, $2.9 billion and $3.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $261.0 million and $171.6 million, respectively.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $391.2 million at September 30, 2010, an increase of $333.0 million compared to $58.2 million at December 31, 2009. The increase was primarily due to the investment of net proceeds of $344.3 million from our issuance of 5.375% senior notes in September 2010. These proceeds were invested in short-term agency discount notes.

Investment Securities

Investment securities totaled $6.7 billion at September 30, 2010, an increase of $2.2 billion, or 48.3 percent, compared to $4.5 billion at December 31, 2009. The increase was primarily related to purchases of variable rate agency-issued collateralized mortgage obligations and U.S. agency debentures, which were purchased with the excess cash from our continued deposit growth.

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

Available-for-Sale Securities

Our available-for-sale portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Available-for-sale securities were $6.0 billion at September 30, 2010, an increase of $2.1 billion, or 52.4 percent, compared to $3.9 billion at December 31, 2009. The increase was primarily due to a $2.0 billion increase in variable rate agency-issued collateralized mortgage obligations and an $830.0 million increase in U.S. agency debentures, partially offset by a $380.4 million decrease in fixed rate agency-issued collateralized mortgage obligations and a $226.8 million decrease in agency-issued mortgage-backed securities.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions and will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At September 30, 2010, estimated portfolio duration was 1.1 years, compared to 2.3 years at December 31, 2009. The decrease is due, in part to the purchase of $2.0 billion in variable-rate agency issued collateralized mortgage obligations during the second and third quarters of 2010. The decrease in long-term market rates through the third quarter of 2010 also had a substantial impact on the duration of fixed-rate mortgage securities and callable notes. A general decrease in market interest rates increases the likelihood that mortgage prepayments will increase and that callable notes will, in fact, be called. The result of the interest rate effect is a contraction in portfolio duration.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and investments in Sponsored Debt Funds & Strategic Investments as part of our investment funds management business and include funds of funds, co-investment funds and debt funds, as well as direct equity investments in portfolio companies and fund investments. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. Non-marketable securities of $656.1 million ($280.1 million net of noncontrolling interests) as of September 30, 2010, increased by $102.6 million or 18.5 percent, from $553.5 million ($233.0 million net of noncontrolling interests) as of December 31, 2009. The increase was primarily attributable to additional capital calls for fund investments, as well as from unrealized gains from our non-marketable securities.

Loans

Loans, net of unearned income were $4.9 billion at September 30, 2010, an increase of $311.1 million, or 6.8 percent, compared to $4.5 billion at December 31, 2009. Unearned income was $40.9 million at September 30, 2010, compared to $34.9 million at December 31, 2009. The majority of our loans are commercial in nature. Total gross loans were $4.9 billion at September 30, 2010, an increase of $317.2 million, or 6.9 percent, compared to $4.6 billion at December 31, 2009. The increase was primarily due to increases in loans to software industry clients. The breakdown of total gross loans and total loans as a percentage of gross loans by category is as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$1,618,840	33.0%	$1,394,848	30.4%
Hardware	546,121	11.2	556,807	12.2
Clean Technology	147,701	3.0	72,233	1.6
Venture Capital/Private Equity	754,696	15.4	936,693	20.4
Life Science	607,771	12.4	519,791	11.4
Premium Wine	145,719	3.0	143,114	3.1
All other sectors	228,002	4.7	160,179	3.5

Commercial loans (1)	4,048,850	82.7	3,783,665	82.6

Real estate secured loans:
Premium Wine	320,958	6.5	298,947	6.5
Consumer loans	297,348	6.1	241,284	5.3

Real estate secured loans	618,306	12.6	540,231	11.8

Construction loans	50,203	1.0	60,336	1.3
Consumer loans	182,770	3.7	198,734	4.3

Total gross loans	$4,900,129	100.0%	$4,582,966	100.0%

(1)	Included within our commercial loans portfolio are business credit card loans to commercial clients. At September 30, 2010 and December 31, 2009, our business credit card loans portfolio totaled $32.9 million and $24.6 million, respectively.

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of September 30, 2010:

	September 30, 2010
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$700,572	$238,312	$333,807	$286,149	$60,000	$1,618,840
Hardware	262,933	120,794	107,143	20,917	34,334	546,121
Clean Technology	45,436	19,416	42,849	—	40,000	147,701
Venture Capital/Private Equity	202,233	157,128	88,135	140,403	166,797	754,696
Life Science	231,053	92,144	115,089	20,000	149,485	607,771
Premium Wine (1)	65,421	19,782	47,544	12,972	—	145,719
All other sectors	70,984	12,312	86,784	—	57,922	228,002

Commercial loans	1,578,632	659,888	821,351	480,441	508,538	4,048,850

Real estate secured loans:
Premium Wine (1)	106,037	89,745	64,326	60,850	—	320,958
Consumer loans (2)	208,614	41,908	26,775	20,051	—	297,348

Real estate secured loans	314,651	131,653	91,101	80,901	—	618,306

Construction loans	16,204	21,523	12,476	—	—	50,203
Consumer loans (2)	82,474	24,013	36,283	—	40,000	182,770

Total gross loans	$1,991,961	$837,077	$961,211	$561,342	$548,538	$4,900,129

(1)	Premium Wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At September 30, 2010, gross loans (individually or in the aggregate) totaling $1.1 billion, or 22.7 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 36 clients, and of these loans, $20.1 million were on nonaccrual status as of September 30, 2010.

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2009:

	December 31, 2009
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$701,055	$171,299	$281,376	$173,901	$67,217	$1,394,848
Hardware	269,009	86,736	86,222	71,577	43,263	556,807
Clean Technology	27,926	—	24,193	20,114	—	72,233
Venture Capital/Private Equity	238,869	149,289	176,807	136,305	235,423	936,693
Life Science	285,646	84,781	103,697	45,667	—	519,791
Premium Wine (1)	70,809	18,729	38,661	14,915	—	143,114
All other sectors	74,401	18,765	46,888	20,125	—	160,179

Commercial loans	1,667,715	529,599	757,844	482,604	345,903	3,783,665

Real estate secured loans:
Premium Wine (1)	98,244	82,202	56,630	61,871	—	298,947
Consumer loans (2)	152,786	48,434	—	20,207	19,857	241,284

Real estate secured loans	251,030	130,636	56,630	82,078	19,857	540,231

Construction loans	20,358	18,212	21,766	—	—	60,336
Consumer loans (2)	108,263	33,356	10,000	—	47,115	198,734

Total gross loans	$2,047,366	$711,803	$846,240	$564,682	$412,875	$4,582,966

(1)	Premium Wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At December 31, 2009, gross loans (individually or in the aggregate) totaling $977.6 million, or 21.3 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 33 clients, and of these loans $20.4 million were on nonaccrual status as of December 31, 2009.

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Clients across all industry segments and loan categories have been affected by the weakened economic environment in recent periods. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with the early-stage, venture-backed companies. Loans provided to early-stage, venture-backed company clients represent a relatively small percentage of our portfolio at approximately 10 percent of total gross loans at September 30, 2010, compared to 11 percent at December 31, 2009. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Although we continued to see signs of improvement in the third quarter of 2010, venture capital financing activity as well as IPOs and M&A activities has slowed significantly in recent periods, owing to a weakened economic environment. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At September 30, 2010, our lending to venture capital/private equity firms represented 15.4 percent of total gross loans, compared to 20.4 percent of total gross loans at December 31, 2009. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At September 30, 2010, our asset-based lending, which consists primarily of working capital lines, and our accounts receivable factoring represented 8.3 percent and 7.2 percent, respectively, of total gross loans, compared to 7.8 percent and 6.5 percent, respectively at December 31, 2009. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business which could be impacted.

Approximately 44.6 percent and 7.9 percent of our outstanding total gross loan balances as of September 30, 2010 were to entities based in the states of California and Massachusetts, respectively, compared to 44.9 percent and 9.0 percent, respectively, as of

December 31, 2009. Other than California, there are no states with balances greater than 10 percent.

See generally “Risk Factors – Credit Risks” below in Item 1A of Part II.

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

(Dollars in thousands)	September 30, 2010	December 31, 2009
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$—	$2,456
Impaired loans	45,017	50,227

Total gross nonperforming loans	45,017	52,683
OREO	—	220

Total nonperforming assets	$45,017	$52,903

Nonperforming loans as a percentage of total gross loans	0.92%	1.15%
Nonperforming assets as a percentage of total assets	0.29	0.41
Allowance for loan losses	$74,369	$72,450
As a percentage of total gross loans	1.52%	1.58%
As a percentage of total gross nonperforming loans	165.20	137.52
Allowance for loan losses for impaired loans	$6,538	$8,868
As a percentage of total gross loans	0.13%	0.19%
As a percentage of total gross nonperforming loans	14.52	16.83
Allowance for loan losses for total gross performing loans	$67,831	$63,582
As a percentage of total gross loans	1.38%	1.39%
As a percentage of total gross performing loans	1.40	1.40
Reserve for unfunded credit commitments (1)	$15,892	$13,331
Total gross loans	4,900,129	4,582,966
Total gross performing loans	4,855,112	4,530,283
Total unfunded credit commitments	5,892,077	5,338,726

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “Provision for (Reduction of) Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Impaired Loans

Included in the $45.0 million of impaired loans at September 30, 2010 are $24.0 million of loans modified in troubled debt restructurings (“TDR’s”), where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. Refer to Note 6 “Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details. Subsequent to September 30, 2010, we received cash payments totaling $8.9 million relating to a loan included in our impaired loan balance as of September 30, 2010. This was a paydown of the remaining loan balance and not a recovery. As such, this payment will not have an impact on our fourth quarter 2010 allowance for loan losses.

Average impaired loans for the three and nine months ended September 30, 2010 were $45.5 million and $48.9 million, respectively, compared to $95.1 million and $98.6 million for the comparable 2009 periods. If the impaired loans had not been impaired, $0.7 million and $2.4 million in interest income would have been recorded for the three and nine months ended September 30, 2010, respectively, compared to $2.1 million and $5.7 million for the comparable 2009 periods.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at September 30, 2010 and December 31, 2009 is as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009	% Change
Derivative assets, gross (1)	$122,757	$106,623	15.1%
Deferred tax assets	22,510	53,037	(57.6)
Accrued interest receivable	42,834	44,265	(3.2)
FHLB and FRB stock	38,312	38,888	(1.5)
Prepaid FDIC assessments	20,474	28,178	(27.3)
Foreign exchange spot contract assets, gross	88,413	13,653	NM
Marketable securities	19,045	33	NM
OREO	—	220	(100.0)
Other assets	41,337	44,550	(7.2)

Total accrued interest receivable and other assets	$395,682	$329,447	20.1

NM-	Not meaningful
(1)	See “Derivatives, Net” section below.

Deferred Tax Assets

Our deferred tax assets balance was $22.5 million at September 30, 2010, compared to $53.0 million at December 31, 2009. The decrease was primarily due to the change in the deferred tax liability balance relating to the increase in the fair value of our available-for-sale securities portfolio. We also pay quarterly estimated taxes to the Internal Revenue Service and certain state and foreign taxing authorities.

Prepaid FDIC Assessments

In November 2009 the FDIC required insured financial institutions to prepay their estimated quarterly risk-based assessments for the 2010 through 2012 fiscal years. The decrease of $7.7 million was due to the amortization of this prepayment for the nine months ended September 30, 2010.

Foreign Exchange Spot Contract Assets

Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $74.8 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract liabilities. (See “Other Liabilities” section below).

Marketable Securities

Marketable securities represent investments that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded securities. The increase of $19.0 million was primarily due to the IPO of one of our portfolio companies in the third quarter of 2010.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at September 30, 2010 and December 31, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009	% Change
Assets (liabilities):
Equity warrant assets	$42,569	$41,292	3.1%
Interest rate swaps—assets	67,257	46,895	43.4
Foreign exchange forward and option contracts—assets	12,657	18,436	(31.3)
Other derivatives	274	—	NM
Foreign exchange forward and option contracts—liabilities	(13,296)	(15,870)	(16.2)

Total derivatives, net	$109,461	$90,753	20.6

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. At September 30, 2010, we held warrants in 1,158 companies, compared to 1,225 companies at December 31, 2009. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$40,597	$47,704	$41,292	$43,659
New equity warrant assets	2,733	989	5,946	4,755
Non-cash increases in fair value	813	354	1,013	3,389
Exercised equity warrant assets	(1,061)	(5,431)	(2,643)	(5,800)
Terminated equity warrant assets	(513)	(1,170)	(3,039)	(3,557)

Balance, end of period	$42,569	$42,446	$42,569	$42,446

Interest Rate Swaps

For information on our interest rate swaps, see Note 9-”Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. We had no net exposure for foreign exchange forward and foreign currency option contracts at September 30, 2010, compared to net exposure risk of $2.6 million at December 31, 2009.

Deposits

Deposits were $12.4 billion at September 30, 2010, an increase of $2.1 billion, or 20.2 percent, compared to $10.3 billion at December 31, 2009. The increase in our deposit balance was primarily from increases in our noninterest-bearing demand deposits of $1.2 billion, interest-bearing money market deposits of $775.4 million and interest-bearing sweep deposits of $99.1 million. The overall increase in deposit balances was primarily due to the lack of attractive market investment opportunities for our clients. Additionally, we saw growth in our interest-bearing sweep deposits primarily due to our clients’ desire to take advantage of the convenience of the daily sweep product combined with the competitive rates we pay on the product. At September 30, 2010, 40.0 percent of our total deposits were interest-bearing deposits, compared to 39.0 percent at December 31, 2009.

At September 30, 2010, the aggregate balance of time deposit accounts individually exceeding $100,000 totaled $336.9 million, compared to $281.2 million at December 31, 2009. At September 30, 2010, substantially all time deposit accounts exceeding $100,000 in balances were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

We opted out of the extended unlimited insurance coverage provided by the FDIC’s Temporary Liquidity Guarantee Program owing to our strong capital and liquidity position. As a result, our unlimited insurance coverage for noninterest-bearing transaction accounts expired on June 30, 2010 under the current program. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) extends, however, such unlimited insurance coverage for two years beginning December 31, 2010.

Long-Term Debt

At September 30, 2010 and December 31, 2009, we had long-term debt of $1.2 billion and $856.7 million, respectively. At September 30, 2010, long-term debt included 5.375% Senior Notes, 5.70% senior notes and 6.05% subordinated notes, 2008 Convertible Notes, junior subordinated debentures and 4.99% notes payable related to one of our debt fund investments. For more information on our long-term debt, see Note 8- “Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities

A summary of other liabilities at September 30, 2010 and December 31, 2009, respectively, is as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009	%Change
Foreign exchange spot contract liabilities, gross	$99,247	$19,638	NM	%
Accrued compensation	60,441	37,873	59.6
Derivative liabilities, gross (1)	13,296	15,870	(16.2)
Reserve for unfunded credit commitments	15,892	13,331	19.2
Other	74,407	53,235	39.8

Total other liabilities	$263,283	$139,947	88.1

NM- Not meaningful

(1)	See “Derivatives, Net” section above.

Foreign Exchange Spot Contract Liabilities

Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $79.6 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).

Accrued Compensation

Accrued compensation includes amounts for our Incentive Compensation Plan, vacation, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The increase of $22.6 million reflects our current expectation that we will achieve our internal performance targets for 2010 as compared to our 2009 incentive compensation accruals, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. In addition to lower incentive compensation accruals, no ESOP accruals were recorded in 2009.

Noncontrolling Interests

Noncontrolling interests totaled $427.7 million and $345.8 million at September 30, 2010 and December 31, 2009, respectively. The increase of $81.9 million was primarily due to equity transactions, which included $78.7 million of contributed capital from investors in four of our managed funds of funds for investing in limited partnerships, as well as net income attributable to noncontrolling interests of $25.4 million for the nine months ended September 30, 2010, primarily from two of our managed funds of funds.

Fair Value Measurements

At September 30, 2010, approximately 42.1 percent of our total assets, or $6.6 billion, consisted of financial assets recorded at fair value on a recurring basis, compared to 34.4 percent of our total assets, or $4.4 billion as of December 31, 2009. Of these assets as of September 30, 2010, 92.6 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 7.4 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. This compares to 90.7 percent and 9.3 percent, respectively, as of December 31, 2009. Almost all of our financial assets valued using Level 3 measurements at September 30, 2010 and December 31, 2009 represented non-marketable securities. At September 30, 2010, 0.1 percent of total liabilities, or $13.3 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs, compared to 0.1 percent, or $15.9 million as of December 31, 2009. There were no transfers between Level 1 and Level 2 and no material transfers between Level 3 and Level 2 during the nine months ended September 30, 2010 and 2009. During the three and nine months ended September 30, 2010, there was a transfer of $10.8 million from Level 3 to Level 1 due to the IPO of one of our portfolio companies. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

As of September 30, 2010, our available-for-sale portfolio, consisting primarily of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures and U.S. treasury securities, represented $6.0 billion, or 91.0 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $3.9 billion, or 89.2 percent, as of December 31, 2009. These instruments were primarily classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale fixed-income investment securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the fixed-income investment portfolio are reviewed and monitored on a quarterly basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of U.S. agency debentures) at September 30, 2010 totaled $1.0 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at September 30, 2010 totaled $88.7 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using available-for-sale securities as collateral. At September 30, 2010, we had not utilized our repurchase lines to secure borrowed funds.

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

During the three and nine months ended September 30, 2010, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value increases totaling $9.5 million and $18.6 million, respectively. The unrealized gains for the three and nine months ended September 30, 2010 were primarily due to valuation increases in underlying fund investments in our managed funds of funds. During the three and nine months ended September 30, 2009, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value increases of $0.9 million and decreases of $45.3 million, respectively. The unrealized losses for the nine months ended September 30, 2009 were primarily due to valuation decreases in underlying fund investments in our managed funds of funds. Realized gains related to the Level 3 assets for the three and nine months ended September 30, 2010 of $6.3 million and $15.2 million, respectively, related primarily to gains from distributions from underlying fund investments in our managed funds of funds. Realized gains related to the Level 3 assets for the three and nine months ended September 30, 2009 of $4.5 million and $5.3 million, respectively, related primarily to gains from distributions from underlying fund investments in our managed funds of funds.

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

Common Stock

On June 16, 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our prior participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). The total cash repurchase price paid to the U.S. Treasury was $6.8 million for the aggregate warrant. At the time of issuance, the warrant was initially exercisable for 708,116 shares of our common stock at an exercise price of $49.78 per share. However, due to our completion of a qualified equity offering during the fourth quarter of 2009, the number of shares of common stock exercisable under the warrant was reduced to 354,058 pursuant to applicable CPP rules. The repurchase of the warrant reduced our stockholders’ equity by the total cash price of $6.8 million, and did not have any impact on our net income available to common stockholders or diluted earnings per share for the three or nine months ended September 30, 2010.

For information on our common stock, see Note 2- “Stockholders’ Equity and Earnings Per Share” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.3 billion at September 30, 2010, an increase of $140.3 million, or 12.4 percent compared to $1.1 billion at December 31, 2009. This increase was primarily the result of net income for the nine months ended September 30, 2010, an increase in accumulated other comprehensive income primarily due to an increase in the fair value of our available-for-sale securities portfolio, and an increase in additional-paid-in-capital from issuances of common stock during the nine months ended September 30, 2010.

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

Both the capital ratios of SVB Financial and the Bank were in excess of regulatory guidelines to be “well-capitalized” at September 30, 2010 and December 31, 2009. Capital ratios for SVB Financial and the Bank are set forth below:

	September 30, 2010	December 31, 2009
SVB Financial:
Total risk-based capital ratio	19.11%	19.94%
Tier 1 risk-based capital ratio	15.04	15.45
Tier 1 leverage ratio	8.77	9.53
Tangible common equity to tangible assets ratio (1)	8.10	8.78
Tangible common equity to risk-weighted assets ratio (1)	15.17	15.05

Bank:
Total risk-based capital ratio	16.86%	17.05%
Tier 1 risk-based capital ratio	12.65	12.45
Tier 1 leverage ratio	7.30	7.67
Tangible common equity to tangible assets ratio (1)	7.38	7.50
Tangible common equity to risk-weighted assets ratio (1)	13.23	12.53

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Core earnings growth and realized gains from the sale of certain available-for-sale securities had a positive impact on regulatory total and tier 1 capital for SVB Financial and the Bank at September 30, 2010, compared to December 31, 2009. Increases in loans and available-for-sale securities relative to cash balances resulted in a general decline in capital ratios as the overall mix of risk-weighted assets shifted to higher risk-weighted loans and available-for-sale securities relative to cash. The tier 1 risk-based capital ratio at SVB Financial was also negatively impacted by growth in noncontrolling interest which is excluded from regulatory tier 1 capital. The same ratio at the Bank is not impacted by noncontrolling interest and therefore improved slightly. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio reflect continued growth in average assets which is due primarily to an increase in client deposits.

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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
GAAP SVBFG stockholders' equity	$1,268,611	$1,128,343	$1,069,238	$914,068
Less:
Intangible assets	891	665	—	—

Tangible common equity	$1,267,720	$1,127,678	$1,069,238	$914,068

GAAP Total assets	$15,660,069	$12,841,399	$14,484,823	$12,186,203
Less:
Intangible assets	891	665	—	—

Tangible assets	$15,659,178	$12,840,734	$14,484,823	$12,186,203

Risk-weighted assets	$8,354,326	$7,494,498	$8,079,741	$7,293,332
Tangible common equity to tangible assets	8.10%	8.78%	7.38%	7.50%
Tangible common equity to risk-weighted assets	15.17	15.05	13.23	12.53

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

At September 30, 2010, we had $523.1 million in total capital commitments in venture capital/private equity funds, of which $207.2 million was unfunded or uncalled. Included in the $207.2 million unfunded commitments are commitments of $122.9 million made by SVB Financial which may be transferred to certain new managed funds of funds (“New Fund Commitments”). These New Fund Commitments will remain the obligations of SVB Financial, and will continue to remain as such until we may later decide to transfer, sell or otherwise dispose of the investments, whether to a third party or to a new or existing fund managed by us. While the actual cash requirements of the total unfunded commitments are dependent on various factors, we currently expect capital calls of approximately $60 million for the next 12 months.

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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At September 30, 2010, our period-end total deposit balances increased by $2.1 billion to $12.4 billion, compared to $10.3 billion at December 31, 2009. The overall increase in deposit balances was primarily due to the lack of attractive market investment opportunities for our clients. This growth through the third quarter of 2010 had been a continuing trend since 2009. In 2009, noninterest-bearing demand deposits increased in part due to clients’ preference for the security provided by unlimited FDIC insurance for noninterest-bearing transaction accounts. Although the FDIC had extended such insurance coverage for participating financial institutions from its prior expiration date of June 30, 2010 to December 31, 2010, we opted out of such extended coverage and our unlimited insurance coverage for noninterest-bearing transaction accounts expired on June 30, 2010. As of July 1, 2010, such insurance coverage was subject to a $250,000 maximum pursuant to FDIC rules. Our election to opt out was based primarily on our assessment of our liquidity position and the associated costs of maintaining such extended coverage. Subsequent to our decision, the Financial Reform Act, which was enacted on July 21, 2010, has extended such unlimited insurance coverage for two years beginning December 31, 2010. As such, the availability of such unlimited insurance may have an impact on future deposit levels. Nevertheless, despite any fluctuations in our deposit levels or cost of deposits, the level of which we cannot predict, we continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, investment securities maturing within nine months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of nine months and anticipated near-term cash flows from investments. During the second quarter of 2010, we sold all of our remaining non-agency residential and commercial mortgage-backed securities of $123.3 million, as well as agency-issued collateralized mortgage obligations of $34.6 million. During the third quarter of 2010, we sold $304.0 million of agency-issued mortgage-backed securities and $188.9 million of fixed rate agency-issued collateralized mortgage obligations.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business–Supervision and Regulation–Restriction on Dividends” under Part I, Item 1 of our 2009 Form 10-K.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2010 and 2009, respectively. Please refer to our Interim Statements of Cash Flows for the nine months ended September 30, 2010, and 2009 under Part I, Item 1 of this report.

	Nine months ended September 30,
(Dollars in thousands)	2010	2009
Average cash and due from banks	$229,192	$241,150
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	4,048,242	3,190,730

Average cash and cash equivalents	$4,277,434	$3,431,880

Percentage of total average assets	29.9%	31.4%

Net cash provided by operating activities	$176,591	$102,801
Net cash used for investing activities	(2,427,491)	(942,019)
Net cash provided by financing activities	2,516,416	2,513,321

Net increase in cash and cash equivalents	$265,516	$1,674,103

Average cash and cash equivalents increased by $845.6 million to $4.3 billion for the nine months ended September 30, 2010, compared to $3.4 billion for the comparable 2009 period, primarily due to the increase in deposit balances. The increase in deposit balances was primarily due to the lack of attractive market investment opportunities due to the current low interest rate environment.

Cash provided by operating activities was $176.6 million for the nine months ended September 30, 2010, which included net income before noncontrolling interests of $102.8 million. Significant adjustments for noncash items that increased cash provided by operating activities included $29.1 million of provision for loan losses, a $22.6 million increase in accrued compensation, a $23.9 million decrease in income tax receivable, $18.7 million of amortization of premiums on investment securities, $14.4 million of depreciation and amortization and $9.9 million of share-based compensation expense. Significant adjustments for noncash items that decreased cash provided by operating activities included $67.4 million of net gains on investment securities, $10.8 million of account receivable and $4.9 million of deferred warrant-related loan fee amortization.

Cash used for investing activities was $2.4 billion for the nine months ended September 30, 2010. Net cash outflows included purchases of available-for-sale securities of $4.2 billion, a net increase in loans of $354.5 million, purchases of non-marketable securities of $115.5 million and purchases of premises and equipment of $21.0 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $2.2 billion, sales of non-marketable securities of $38.1 million and the recovery of $13.4 million from loans previously charged-off.

Cash provided by financing activities was $2.5 billion for the nine months ended September 30, 2010. Net cash inflows included increases in deposits of $2.1 billion, net proceeds from issuance of our 5.375% Senior Notes of $344.3 million, capital contributions from noncontrolling interests of $56.5 million, net increase in short-term borrowings of $21.0 million and proceeds from issuance of common stock of $15.2 million. Net cash outflows included $6.8 million from the repurchase of a warrant under the Capital Purchase Program.

Cash and cash equivalents at September 30, 2010 were $3.8 billion, compared to $4.1 billion at September 30, 2009.

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

The following table presents our MVPE and NII sensitivity exposure at September 30, 2010 and December 31, 2009, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points (“bps”), respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
September 30, 2010:
+200	$1,590,233	$22,096	1.4%	$539,980	$104,547	24.0%
+100	1,536,628	(31,509)	(2.0)	477,733	42,300	9.7
-	1,568,137	—	—	435,433	—	—
-100	1,694,301	126,164	8.0	408,566	(26,867)	(6.2)
-200	1,663,707	95,570	6.1	398,350	(37,083)	(8.5)

December 31, 2009:
+200	$1,491,262	$(37,645)	(2.5)%	$515,333	$75,569	17.2%
+100	1,510,211	(18,696)	(1.2)	470,398	30,634	7.0
-	1,528,907	—	—	439,764	—	—
-100	1,567,122	38,215	2.5	424,444	(15,320)	(3.5)
-200	1,626,056	97,149	6.4	406,626	(33,138)	(7.5)

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

Our base case MVPE at September 30, 2010 increased from December 31, 2009 by $39.2 million primarily due to the overall growth in the balance sheet as our loans and available-for-sale securities grew by $311.1 million and $2.1 billion, respectively. These increases were partially offset by our deposits and long-term debt, which grew by $2.1 billion and $369.2 million, respectively. The growth in long-term debt was primarily due to the issuance of our $350 million in 5.375% Senior Notes. MVPE rose in the simulated upward 200 bps interest rate movement due to our significant growth in floating rate available-for-sale securities, and noninterest-bearing deposits. Additionally, with the historically low level of interest rates, our deposit rates are also at or near their absolute floors thus decreasing some of the effect of the downward rate shocks.

Our expected 12-month NII at September 30, 2010 decreased from December 31, 2009 by $4.3 million due primarily to growth in our deposits, long-term debt, and a lower interest rate forecast. These are partially offset by growth in our available-for-sale securities portfolio. Our overall balance sheet grew by $2.8 billion from December 31, 2009 to September 30, 2010. The growth was principally attributed to increases in our available-for-sale securities portfolio and deposits. NII sensitivity increased in both the simulated upward and downward interest rate movements due primarily to the large growth in the floating rate available-for-sale securities, and noninterest-bearing deposits. In addition to these changes, other general contributing factors include changes in balance sheet mix, changes in deposit repricing assumptions, and a lower projected forward rate curve.

The simulation model used for above analysis embeds floors in our interest rate scenarios which prevent model benchmark rates from resulting in negative rates. Current modeling assumptions maintain the SVB prime lending rate at its existing level (currently at 4.0%) until the National Prime Index has been adjusted upward by a minimum of 75 bps (to 4.0%), as we did not lower the Bank’s prime lending rate despite the 75 bps decrease in the target Federal Funds rates in December 2008. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

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

There are no material changes from the risk factors set forth in our 2009 Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 (as filed with the SEC on May 7, 2010) and June 30, 2010 (as filed with the SEC on August 6, 2010).

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. At September 30, 2010, we had $5.9 billion in total unfunded credit commitments. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. In addition, limited partner investors of our venture capital/private equity fund clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations and reputation.

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

Changes in market interest rates, such as the Federal Funds rate, generally impact our interest rate spread. While changes in interest rates do not produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates will nevertheless likely cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. Decreases in market interest rates, especially during 2008 and 2009, have caused our interest rate spread to decline significantly, which has reduced our net income in the past. Sustained low levels of market interest rates will likely continue to put pressure on our results of operations. Unexpected interest rate declines may also adversely affect our business forecasts and expectations. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies.

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

How we structure our equity compensation may also have an adverse effect on our ability to attract, recruit and retain key employees. Our decision in May 2006 to reduce equity awards to be granted on a prospective basis, and any other similar changes limiting our equity awards that we may adopt in the future, could negatively impact our hiring and retention strategies. Moreover, economic conditions have in the past reduced our share price, particularly during 2009, causing existing employee options and equity awards to have exercise prices higher—in some cases, meaningfully higher—than our actual share price. These factors could adversely affect our ability to attract, recruit and retain certain key employees.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with U.S. GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.

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

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. This legislation sets out sweeping regulatory changes. The requirements include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and the “Volcker Rule,” which restricts the sponsorship, or the acquisition or retention of ownership interests, in private equity funds; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. Certain provisions are effective immediately; however, much of the Financial Reform Act is subject to further rulemaking (at least 200 implementation rulemakings) and/or studies (at least 60 further studies or reports). As such, while we are subject to the legislation, we cannot fully assess the impact of the Financial Reform Act until final rules are implemented, which depending on the rule, could be within six to 24 months from the enactment of the Financial Reform Act, or later.

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

International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, NASDAQ, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, regulate broker-dealers, including our subsidiary, SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-

dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums, higher levels of liquidity available to meet the Bank’s financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.

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

SVB Financial Group

Date: November 5, 2010	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 5, 2010	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.16	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010

4.17	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.19	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.21	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.22	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial Group	8-K	000-15637	4.21	December 15, 2008

4.23	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010

4.24	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010

*10.35	SVB Financial Group Long-Term Cash Incentive Plan	8-K	000-15637	10.35	July 27, 2010

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.