Form 10-K
period 2010-12-31
SVB FINANCIAL GROUP
filed 2011-02-25
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $1,726,967,902.

At January 31, 2011, 42,419,620 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2010	Part III

Forward-Looking Statements

This Annual Report on Form 10-K, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 in this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation, the following:

•

Projections of our net interest income, noninterest income, earnings per share, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, liquidity and capitalization or other financial items

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

In this Annual Report on Form 10-K, we make forward-looking statements, including but not limited to those discussing our management’s expectations about:

•	Market and economic conditions (including interest rate environment, and levels of public offerings, mergers/acquisitions and venture capital financing activities) and the associated impact on us
•	The sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent to which capital may be used or required
•	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)
•	Our use of proceeds from capital-raising transactions
•	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity
•	The realization, timing, valuation and performance of equity or other investments
•	The likelihood that the market value of our impaired investments will recover
•	Our intent to sell our investment securities prior to recovery of our cost basis, or the likelihood of such
•	Expected cash requirements for unfunded commitments to certain investments, including capital calls
•

Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings
•	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves
•	The level of loan and deposit balances
•	The level of client investment fees and associated margins
•	The profitability of our products and services
•	Our strategic initiatives, including the expansion of operations in China, India, Israel, the United Kingdom and elsewhere
•	The expansion and growth of our noninterest income sources
•	The financial impact of continued growth of our funds management business
•	Our plans to form new managed investment funds and our intent to transfer certain existing investment commitments to third parties or any managed funds

•	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments
•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact
•	Payment upon conversion of convertible debt instruments
•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations
•	The effect of application of certain accounting pronouncements
•	The effect of lawsuits and claims
•

Regulatory developments, including the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act (as defined below), Basel guidelines, and other applicable laws and regulations

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our beliefs as well as our assumptions, and such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.

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

General

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The Company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to clients across the United States, as well as in key international entrepreneurial markets. For over 25 years, we have been dedicated to helping entrepreneurs succeed, primarily in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them throughout their life cycles.

We offer commercial banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and is a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. Through our other subsidiaries and divisions, we also offer non-banking products and services, such as funds management, venture capital/private equity investments, business valuation and equity management services. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

As of December 31, 2010, we had, on a consolidated basis, total assets of $17.5 billion, investment securities of $8.6 billion, total loans, net of unearned income, of $5.5 billion, total deposits of $14.3 billion and total SVBFG stockholders’ equity of $1.3 billion.

We operate through 26 offices in the United States, as well as offices internationally in China, India, Israel and the United Kingdom. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400.

When we refer to “SVB Financial Group,” “SVBFG,” the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group.

Business Overview

For reporting purposes, SVB Financial Group has four operating segments for which we report financial information in this report: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services.

As of March 31, 2008, we ceased all operations of SVB Alliant, our former investment banking subsidiary which provided corporate finance advisory services, and ceased reporting the business as a separate operating segment. Based on our assessment of the immateriality of SVB Alliant’s results to our consolidated results of operations, we have not presented the results of operations of SVB Alliant in discontinued operations for any period presented in this report.

Global Commercial Bank

Our Global Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients in the technology, life science and venture capital/private equity industries. The Bank provides solutions to the financial needs of commercial clients with lending and deposit products and services, cash management services, and global banking and trade products and services. It also serves the needs of our

non-U.S. clients with global banking products, including loans, deposits and trade products and services, in key international entrepreneurial markets.

Through lending products and services, the Bank extends loans and other credit facilities to commercial clients. These loans are often secured by clients’ assets. Lending products and services include traditional term loans, equipment loans, asset-based loans, revolving lines of credit, accounts-receivable-based lines of credits and capital call lines of credits.

The Bank’s deposit and cash management products and services provide commercial clients with short- and long-term cash management solutions. Deposit products include traditional deposit and checking accounts, certificates of deposit, money market accounts and sweep accounts. In connection with deposit services, the Bank provides lockbox and merchant services that facilitate timely depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds quickly. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.

The Bank’s global banking and trade products and services facilitate clients’ global finance and business needs. These products and services include foreign exchange services that allow commercial clients to manage their foreign currency needs and risks through the purchase and sale of currencies, swaps and hedges on the global inter-bank market. To facilitate clients’ international trade, the Bank offers a variety of loan and credit facilities guaranteed by the Export-Import Bank of the United States. It also offers letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.

The Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable companies to effectively manage their assets. Through its broker-dealer subsidiary, SVB Securities, the Bank offers clients access to investments in third party money market mutual funds and fixed-income securities. Through its registered investment advisory subsidiary, SVB Asset Management, the Bank offers investment advisory services, including outsourced treasury services, with customized cash portfolio management and reporting.

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

SVB Private Client Services is the private banking division of the Bank, which provides a range of personal financial solutions to targeted high-net-worth individuals. These products and services include mortgages, home equity lines of credit, restricted stock purchase loans, airplane loans, capital call lines of credit, and other secured and unsecured lines of credit. We also help our private clients meet their cash management needs by providing deposit account products and services, including checking, money market and certificates of deposit accounts, and other personalized banking services.

SVB Capital

SVB Capital is the venture capital arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages $1.2 billion of funds, primarily venture capital funds, on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds of funds and co-investment funds. SVB Capital generates income for the Company primarily through management fees, carried interest arrangements and returns through the Company’s direct investments in the funds. Most of the SVB Capital managed funds are consolidated into our financial statements. See Note 2—“Summary of Significant Accounting Policies—Principles of Consolidation and Presentation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Business Services

The Other Business Services segment is primarily comprised of the following two segments, neither of which individually meet the separate reporting thresholds as defined in Accounting Standards Codification (“ASC”) 280, and, thus, have been aggregated together as one reporting segment:

•

Sponsored Debt Funds & Strategic Investments—We invest in our sponsored debt funds: (i) Gold Hill Venture Lending funds, which provide secured debt to private companies of all stages, and (ii) Partners for Growth funds, which provide secured debt primarily to mid-stage and late-stage clients. SVB Financial also makes strategic investments directly in certain privately-held companies and venture capital/private equity funds.

•	SVB Analytics—SVB Analytics provides business valuation and equity management services to private companies and venture capital and private equity firms.

For more information about our four operating segments, including financial information and results of operations, see Note 21—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” under Part II, Item 7 in this report.

Income Sources

Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2010 were $420.2 million and $247.5 million, respectively.

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

Noninterest income is primarily income generated from our fee-based services and returns on our investments. We market our full range of fee-based financial services to our commercial and venture capital/private equity firm clients, including global commercial banking, relationship management and other business services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

We also seek to obtain returns by making investments. We manage and invest in venture capital/private equity funds that invest directly in privately-held companies, as well as funds that invest in other venture capital/private equity funds. We also invest directly in privately-held companies. Additionally, we obtain returns from the realization of gains from warrants. In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in client companies.

Industry Niches

In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, beginning with the emerging, start-up stage.

Technology and Life Sciences

We serve a variety of clients in the technology and life science industries. Our technology clients tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and cleantech. Our life science clients tend to be in the industries of biotechnology and medical devices. A key component of our technology and life science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve our technology and life science clients primarily through three practices:

•

Our SVB Accelerator practice focuses on serving our “emerging” or “early stage” clients. These clients are generally in the start-up or early stages of their life cycles. They are typically privately-held and funded by friends and family, “seed” or “angel” investors, or have gone through an initial round of venture capital financing. Typically, they are primarily engaged in research and development, have little or no revenue and may have only brought a few products or services to market. SVB Accelerator client revenues tend to be below $5 million.

•

Our SVB Growth practice serves our growing companies, which includes our “mid-stage,” “late-stage” and “corporate technology” clients. These clients are in the intermediate or later stages of their life cycles and are generally privately-held, and many are dependent on venture capital for funding. Some of our “corporate technology” clients that are in the more advanced stages of their life cycles may be publicly held or poised to become publicly held. Our SVB Growth clients generally have a solid or more established product or service offering in the market, with more meaningful or considerable revenue. They also may be expanding globally. SVB Growth client revenues tend to be between $5 million and $75 million.

•

Our SVB Corporate Finance practice serves primarily our “large corporate” clients, which are more mature and established companies. These clients are generally publicly-held, have a more sophisticated product or service offering in the market, and significant revenue. They also may be expanding globally. SVB Corporate Finance client revenues tend to be over $75 million.

Venture Capital/Private Equity

We provide financial services to clients in the venture capital/private equity community. Since our founding, we have cultivated strong relationships within the venture capital/private equity community, particularly with venture capital firms worldwide, many of which are also clients. We serve in the United States and worldwide more than 600 venture capital firms and more than 150 private equity firms, facilitating deal flow to and from these firms. We may also, through SVB Financial or SVB Capital funds, participate in direct investments in their portfolio companies.

Premium Wine

We are one of the leading providers of financial services to premium wine producers across the Western United States, primarily in California’s Napa Valley, Sonoma County and Central Coast areas, and the Pacific Northwest, with approximately 300 winery and vineyard clients. We focus on vineyards and wineries that produce grapes and wines of high quality.

Competition

The banking and financial services industry is highly competitive, and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our current competitors include other banks, debt funds and specialty and diversified financial services companies that offer lending, leasing, other financial products, and advisory services to our target client base. The principal competitive factors in our markets include product offerings, service, and pricing. Given our established market position with the client segments that we serve, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in all our markets in these areas.

Employees

As of December 31, 2010, we employed 1,357 full-time equivalent employees.

Supervision and Regulation

Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), as well as the stability of the U.S. banking system. This regulation is not intended for the benefit of security holders. As a bank holding company and a financial holding company, SVB Financial is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (“BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Financial Institutions (“DFI”). In addition, the Bank’s deposits are insured by the Federal Deposit Insurance Corporation. SVB Financial’s other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal and state regulatory agencies, including the U.S. Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority. Current and future legal and regulatory requirements, restrictions and regulations, including, but not limited to, those imposed under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may have a material and adverse effect on our business, financial condition, and results of operations and may make it more difficult for us to attract and retain qualified executive officers and employees.

In addition, we are subject to foreign regulatory agencies in international jurisdictions, where we may conduct business, including the U.K., Israel, India and China.

The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion.

The Dodd-Frank Wall Street Reform and Consumer Protection Act—General

From time to time, federal, state and foreign legislation is enacted and regulations are adopted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Recent government actions have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. On July 21, 2010, the Dodd-Frank Act was enacted. The new requirements imposed by the Dodd-Frank Act include, among others: (i) heightened regulation and supervision of bank holding companies and their subsidiaries, including increased capital requirements, mandatory internal stress tests, changes in assessment fees and deposit insurance coverage, and enhanced limitations on transactions with affiliates; (ii) the “Volcker Rule,” which, among other things, and subject to certain exceptions and a transition period, restricts any banking entity from engaging in proprietary trading or sponsoring or investing in a hedge fund or private equity fund; (iii) corporate governance and executive compensation requirements; (iv) strengthened financial consumer regulation, including the establishment of the Bureau of Consumer Financial Protection, new debit card interchange fee requirements and mortgage reforms; (v) a new derivatives regulatory regime, which, among other things, will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions; and (vi) a new systemic regulation regime through the establishment of the Financial Stability Oversight Council and the Office of Financial Research, which could result in heightened prudential standards on activities deemed systemically risky and additional reporting requirements. Certain provisions are effective immediately; however, much of the Dodd-Frank Act is subject to further substantial rulemaking and/or studies. As such, we cannot fully assess the impact of the Dodd-Frank Act until final rules are implemented, which will generally occur in stages over approximately the next 20 months. Some provisions of the Dodd-Frank Act will be implemented over an extended period, potentially lasting as long as ten years.

Regulation of Holding Company

Under the BHC Act, SVB Financial is subject to the Federal Reserve’s regulation and its authority to:

•	Require periodic reports and such additional information as the Federal Reserve may require in its discretion;
•	Require the maintenance of certain levels of capital;
•	Restrict the ability of bank holding companies to service debt or to receive dividends or other distributions from their subsidiary banks;
•	Require prior approval for senior executive officer and director changes under certain circumstances;
•

Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both under current law, and will be a statutory violation under the Dodd-Frank Act, as described below;

•

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary;

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations; and

•

Approve acquisitions and mergers with banks and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

The Dodd-Frank Act codifies bank holding companies’ obligations to serve as a source of financial strength to any bank subsidiary. In that regard, bank holding companies, such as SVB Financial, must have the ability to provide financial assistance to the Bank in the event of financial distress.

Bank holding companies are generally prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve Board approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company, SVB Financial may engage in these nonbanking activities and certain other broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval, subject to the requirement imposed by the Dodd-Frank Act that SVB Financial will be required to obtain prior Federal Reserve approval in order to acquire a nonbanking company with more than $10 billion in consolidated assets.

Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (“CRA”). In addition, pursuant to the Dodd-Frank Act, a financial holding company will also be required to be well capitalized and well managed. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

Because we are a holding company, our rights and the rights of our creditors and security holders to participate in the assets of any of our subsidiaries upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors, except to the extent we may ourselves be a creditor with recognized claims against the subsidiary. In addition, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to us or to our non-bank subsidiaries, including certain investment funds to which the Bank serves as an investment adviser, whether in the form of loans or other extensions of credit, including a purchase of assets subject to an agreement to repurchase, securities investments, the borrowing or lending of securities to the extent that the transaction causes the Bank or a subsidiary to have credit exposure to the affiliate, or certain other specified types of transactions, as discussed in further detail below. Furthermore, loans and other extensions of credit by the Bank to us or any of our non-bank subsidiaries are required to be secured by specified amounts of collateral and are required to be on terms and conditions consistent with safe and sound banking practices.

SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the DFI.

Securities Registration and Listing

SVB Financial’s securities are registered under the SEC’s Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. As such, SVB Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, Inc.

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

Regulation of Silicon Valley Bank

The Bank is a California state-chartered bank and a member and stockholder of the Federal Reserve. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the Federal Reserve, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the Federal Reserve, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;
•	Require prior approval for senior executive officer and director changes;

•	Direct an increase in capital and the maintenance of specific minimum capital ratios which may preclude the Bank from being deemed well capitalized for regulatory purposes;
•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;
•

Enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders to take corrective action and enjoin unsafe and unsound practices;

•	Restrict or prohibit the Bank from paying dividends or making other distributions to SVB Financial;
•	Remove officers and directors and assess civil monetary penalties; and
•	Take possession of and close and liquidate the Bank.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2010, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $25.0 million.

Regulatory Capital

The federal banking agencies have adopted guidelines that govern risk-based capital and allowable leverage capital levels for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements.

Under current capital guidelines, banking organizations are required to maintain certain minimum risk-based capital ratios, which are calculated by dividing a banking organization’s qualifying capital by its risk-weighted assets (including both on- and off-balance sheet assets). Risk-weighted assets are calculated by assigning assets and off-balance sheet items to broad risk categories. Qualifying capital is classified depending on the type of capital. For SVB Financial:

•

“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock issued prior to May 19, 2010 and noncontrolling interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. As discussed further below, qualifying Tier 1 capital may consist of trust-preferred securities issued prior to May 19, 2010, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital.

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses.

With certain qualifications, the Dodd-Frank Act excludes trust preferred securities issued on or after May 19, 2010 from Tier 1 capital. For depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of Tier 1 capital over a three-year period. Because SVB Financial’s total assets were less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 (our 7.0% Junior Subordinated debentures ) will continue to qualify as Tier 1 capital.

As a bank holding company, SVB Financial is subject to three capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be classified as “adequately capitalized”, the minimum required ratios for bank holding companies and banks are eight percent, four percent and four percent, respectively. Additionally, for SVB Financial to remain a financial holding company, the Bank must at all times be “well-capitalized,” which requires the Bank to have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Moreover, maintaining the financial holding company at “well-capitalized” status provides certain benefits to the company, such as the ability to repurchase stock without prior regulatory approval. To be “well-capitalized,” the holding company must at all times have a total risk-based and Tier 1 risk-based capital ratio of at least ten percent and six percent, respectively. There is no current Tier 1 leverage requirement for a holding company to be deemed “well-capitalized”. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes. For instance, the Dodd-Frank Act further requires the federal banking agencies to adopt capital requirements which address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. Notwithstanding these capital ratio requirements, pursuant to federal regulatory guidance, banking organizations are expected to operate with capital positions well above the minimum or “well-capitalized” ratios, with the amount of capital held commensurate with its risk exposure.

SVB Financial is also currently subject to rules that govern the regulatory capital treatment of equity investments in non-financial companies made on or after March 13, 2000 and held under certain specified legal authorities by a bank or bank holding company. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company’s Tier 1 capital and, as a result, will remove these assets from being taken into consideration in establishing a bank holding company’s required capital ratios discussed above.

Banking organizations must have appropriate capital planning processes, with proper oversight from the Board of Directors. Accordingly, pursuant to a separate supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, which states that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions.

In addition, the Dodd-Frank Act requires institutions of our size to conduct annual stress tests.

Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds

The Dodd-Frank Act adopts the so-called “Volcker Rule” which, subject to a transition period and certain exceptions, prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as trading in U.S. government or agency obligations, or certain other U.S. state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Additionally, subject to a transition period and certain exceptions, the rule prohibits a banking entity from sponsoring or investing in a hedge fund or private equity fund. While a banking entity may “organize and offer” a hedge fund or private equity fund if certain conditions are met, it may not acquire or retain an equity partnership or other ownership interest in a fund except for certain limited investments. The Volcker Rule also imposes certain investment limits on banking entities. When fully implemented after a transition period, the Volcker Rule will limit covered banking entities to a de minimis investment in a hedge fund or private equity fund. Such a de minimis investment will be defined by the rules to be immaterial to the banking entity but in no case may the aggregate investments of a banking entity in hedge funds and private equity funds comprise more than three percent of the institution’s Tier 1 capital. During the transition period, Federal banking regulators may impose additional capital requirements and other restrictions on any equity, partnership, or ownership interest in or sponsorship of a hedge fund or private equity fund by a banking entity.

After the transition period, the Volcker Rule prohibitions will apply to a banking entity such as SVB Financial, the Bank or any affiliate of SVB Financial or the Bank, unless an exception applies. Depending on how the rule is defined and implemented, it may apply to SVB Capital or our strategic venture capital and private equity fund investments. SVB Financial maintains investments in certain venture capital and private equity funds that may exceed three percent of its Tier 1 capital and/or may be determined to be material. The scope of the Volcker Rule will be more fully defined through rulemakings by several federal agencies and will be implemented over a multiple year period, possibly four to twelve years. As such, we cannot fully assess the impact of the Volcker Rule on our business until final rules and regulations are adopted.

Basel, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to SVB Financial and the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the Federal Reserve. In 2008, the Federal Reserve began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as the Basel Capital Adequacy Accords or Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%. Basel III increases (a) the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, (b) increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and (c) introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards are expected to be phased in over a multi-year period. The final package of Basel III reforms was endorsed at the Seoul G20 Leaders Summit in November 2010, and is subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to SVB Financial and the Bank in light of Basel III.

Prompt Corrective Action and Other General Enforcement Authority

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

Transactions with Affiliates

Transactions between the Bank and its operating subsidiaries (such as SVB Securities and SVB Asset Management) on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Analytics, or an entity affiliated with SVB Capital) on the other, are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. The Dodd-Frank Act further extended the definition of an “affiliate” to include any investment fund to which the Bank or an affiliate serves as an investment adviser. More specifically, these restrictions, contained in the Federal Reserve’s Regulation W, prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank’s capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, including a purchase of assets subject to an agreement to repurchase; a purchase of or investment in securities issued by an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; the borrowing or lending of securities where the Bank has credit exposure to the affiliate; the acceptance of “other debt obligations” of an affiliate as collateral for a loan to a third party; any derivative transaction that causes the Bank to have credit exposure to an affiliate; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. After a transition period, the Dodd-Frank Act treats credit exposure from derivative transactions as a covered transaction. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times.

In addition, the Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate. Moreover, covered transactions and other specified transactions by the Bank and its operating subsidiaries with an affiliate must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. An entity that is a direct or indirect subsidiary of the Bank would not be considered to be an “affiliate” of the Bank or its operating subsidiaries for these purposes unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLBA. The Dodd-Frank Act further grants the Federal Reserve the power to issue additional regulations that account for netting agreements between a bank or its subsidiary and an affiliate that may be taken into account in determining the amount of a covered transaction and whether or not a covered transaction is fully secured for purposes of exemption from the affiliate transaction rules.

Loans to Insiders

Extensions of credit by the Bank to insiders of both the Bank and SVB Financial are subject to prohibitions and other restrictions imposed by the Federal Reserve’s Regulation O. For purposes of these limits, “insiders” include directors, executive officers and principal stockholders of the Bank or SVB Financial and their related interests. The term “related interest” means a company controlled by a director, executive officer or principal stockholder of the Bank or SVB Financial. The Bank may not extend credit to an insider of the Bank or SVB Financial unless the loan is made on substantially the same terms as, and subject to credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions with non-insiders. Under federal banking regulations, the Bank may not extend a loan to insiders in an amount greater than $500,000 without prior approval from the Bank’s Board of Directors approval (with any interested person abstaining from participating directly or indirectly in the voting). The federal regulations and the Dodd-Frank Act place additional restrictions on loans to executive officers, and generally prohibit loans to executive officers other than for certain specified purposes. The Bank is required to maintain records regarding insiders and extensions of credit to them.

Premiums for Deposit Insurance

The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. In recent years, due to higher levels of bank failures, the FDIC’s resolution costs increased, which depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC increased assessment rates of insured institutions and may continue to do so in the future. In 2009, the FDIC also adopted a requirement of institutions to prepay their assessment fees through 2012. Based on the most-recently received invoice, as of September 30, 2010, the Bank’s FDIC assessment rate was 11 cents per $100 in assessable deposits.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF. Based on the most-recently received invoice, as of September 30, 2010, the FICO assessment rate was 1 cent per $100 in assessable deposits. These assessments will continue until the FICO bonds mature in 2017 through 2019.

During 2010, the Bank’s FDIC and FICO assessment rates were based on its domestic deposits. Effective as of April 1, 2011, however, under final rules recently adopted by the FDIC and as mandated under the Dodd-Frank Act, FDIC and FICO assessment rates will be based on the average total consolidated assets minus the average consolidated tangible equity during the assessment period.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any changes in FDIC insurance premiums may have a material affect on our results of operations.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. The Company has adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for SVB Financial and the Bank.

Consumer Protection Laws and Regulations

The Bank is subject to many federal consumer protection statutes and regulations, such as the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various federal and state privacy protection laws. Penalties for violating these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements and orders to halt expansion/existing activities. The Bank and SVB Financial are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

The Dodd-Frank Act has established a new Bureau of Consumer Financial Protection (the “Bureau”) within the Federal Reserve, with broad powers to regulate consumer financial services. The Bureau has extensive authority to prescribe rules under any consumer financial protection law and has supervisory and enforcement authority with respect to Federal consumer financial laws. Under the Dodd-Frank Act, the Bureau has the authority to prescribe rules that address unfair, deceptive or abusive acts in connection with the provision of consumer financial products and services and to ensure that consumers are provided with full, accurate and effective disclosure to make responsible decisions about financial transactions. The Bureau has the authority to bring enforcement actions and to commence civil litigation actions or seek civil monetary or equitable relief in connection with violations of consumer finance law.

In recent years, examination and enforcement by the state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. The advent of the Bureau will further heighten oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns and new powers and authority of the Bureau, the Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local community.

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

Regulation of Certain Subsidiaries

SVB Asset Management is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. SVB Securities is registered as a broker-dealer with the SEC and is subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). SVB Securities is also a member of the Securities Investor Protection Corporation. As a broker-dealer, it is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, SVB Securities is required to maintain the minimum net capital deemed necessary to meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities. The Dodd-Frank Act includes a number of investor related initiatives, including the creation of a new Investor Advisory Committee and Investor Advocate to advise and consult with the SEC on investor issues. In addition, the Dodd-Frank Act requires the SEC to conduct a study to examine the efficacy of the existing system of legal or regulatory standards of care for brokers, dealers, investment advisors and persons associated therewith and whether gaps, shortcomings or overlaps exist in the protection of retail/individual investors. The SEC is also required to study whether enhanced examination and enforcement resources are needed for investment advisers and whether investment advisers should be under self-regulatory organization oversight. Additionally, our international-based subsidiaries are also subject to international laws and regulations, such as those promulgated by the Financial Services Authority in the United Kingdom, the Reserve Bank of India and the China Banking Regulatory Commission.

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

Our loan portfolio has a credit profile different from that of most other banking companies. The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for emerging, early-stage and mid-stage companies, many of our loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Over the past few years, due to the overall weakening of the economic environment, venture capital financing activity, as well as mergers and acquisitions (“M&A”) and initial public offerings (“IPOs”) – activities on which venture capital firms rely to “exit” investments to realize returns, slowed in a meaningful manner. While there has been some improvement in overall economic conditions since 2008, particularly during 2010, if economic conditions worsen or do not continue to improve, such activities may slow down even further, which may impact the financial health of our client companies. Venture capital firms may continue to provide financing in a more selective manner, at lower levels, and/or on less favorable terms, any of which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in the technology and life science industry sectors, a borrower’s financial position can deteriorate rapidly.

In our portfolios of corporate technology and other large corporate clients, some of our loans may be made to companies with greater levels of debt relative to their equity. We have been increasing our efforts to lend to larger clients and have increased the average size of our loans over time. Increasing our larger loan commitments could increase the impact on us of any single borrower default.

We may also enter into accounts receivable financing arrangements with our company clients. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business. Such third parties may be unable to meet their financial obligations to our clients, especially in a weakened economic environment.

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

We also lend to targeted high net-worth individual clients through our Private Client Services (“PCS”) group. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. We also lend to premium wineries and vineyards through our SVB Wine group. Repayment of loans made to these clients may be dependent on overall grape supply (which may be adversely affected by poor weather or other natural conditions) and overall wine demand and sales, or other sources of financing or income (which may be adversely affected by a challenging economic environment). See “Loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Financial Condition” under Item 7 of Part II of this report.

Based on the credit profile of our overall loan portfolio, our level of nonperforming loans, loan charge-offs and allowance for loan losses can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans or loan charge-offs may require us to increase our provision for loan losses in any period, which could reduce our net income or cause net losses in that period. Additionally, such increases in our level of nonperforming loans or loan charge-offs may also have an adverse effect on our credit ratings and market perceptions of us.

Our allowance for loan losses is determined based upon both objective and subjective factors, and may not be adequate to absorb loan losses.

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

Market/Liquidity Risks

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread, or a sustained period of low market interest rates, could have a material effect on our business, results of operations or financial condition.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We fund assets using deposits and other borrowings. While we are increasingly offering more interest-bearing deposit products, a majority of our deposit balances are from our noninterest bearing products. Our interest-earning assets include outstanding loans extended to our clients and securities held in our investment portfolio. Overall, the interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets, and our level of interest rate spread, could be affected by a variety of factors, including changes in market interest rates, competition, regulatory requirements (such as the repeal of the interest payment restrictions under Regulation Q), and a change over time in the mix of loans, investment securities, deposits and other liabilities on our balance sheet.

Changes in market interest rates, such as the Federal Funds rate, generally impact our interest rate spread. While changes in interest rates do not produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates will nevertheless likely cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. Sustained low levels of market interest rates could continue to place downward pressure on our net income levels. Unexpected or further interest rate changes may adversely affect our business forecasts and expectations. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies.

Any material reduction in our interest rate spread or the continuation of sustained low levels of market interest rates could have a material adverse effect on our business, results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. We require sufficient liquidity to meet our expected, as well as unexpected, financial obligations and requirements. Primary liquidity resources for SVB Financial include dividends from the Bank, its main operating subsidiary, and periodic capital market transactions offering debt and equity instruments in the public and private markets. Client deposits are the primary source of liquidity for the Bank. When needed, wholesale borrowing capacity supplements our liquidity in the form of short- and long-term borrowings secured by our portfolio of high quality investment securities, long-term capital market debt issuances and, finally, through unsecured overnight funding channels available to us in the Fed Funds market. An inability to maintain or raise funds through these sources could have a substantial negative effect, individually or collectively, on SVB Financial and the Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any failure to manage our liquidity effectively could have a material adverse effect on our financial condition.

Additionally, our credit ratings are important to our liquidity and our business. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, and limit our access to the capital markets. Moreover, a reduction in our credit ratings could increase the interest rates we pay on deposits, or adversely affect perceptions about our creditworthiness and business, or our overall reputation.

Equity warrant asset, venture capital and private equity funds and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which are uncertain and may vary materially by period.

In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science industries. We also make investments through our SVB Capital family of funds primarily in venture capital funds and direct investments in companies, many of which are required to be carried at fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, the timing of our receipt of relevant financial information, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of our realization of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance and future value of portfolio companies. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, the fair market value of these financial instruments might increase or decrease materially, and the net proceeds realized upon disposition might be less than the then-current recorded fair market value.

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

We rely on key personnel, including a substantial number of employees who have technical expertise in their subject matter area and/or a strong network of relationships with individuals and institutions in the markets we serve. In addition, as we expand into new markets internationally, we will need to hire local personnel within those new markets. If we were to have less success in recruiting and retaining these employees than our competitors, for reasons including domestic or foreign regulatory restrictions on compensation practices or the availability of more attractive opportunities elsewhere, our growth and results of operations could be adversely affected.

Moreover, equity awards are an important component of our compensation program, especially for our executive officers and other members of senior management. The extent of available equity for such awards is subject to stockholder approval. If we do not have sufficient shares to grant to existing or new employees, there could be an adverse affect on our recruiting and retention efforts, which could impact our growth and results of operations.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on our internal networks and Internet-based systems, such as our online banking system. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and to maintain our clients’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed systems and processes that are designed to detect and prevent security breaches and periodically test our security, failure to mitigate breaches of security could result in losses to us or our clients, result in a loss of business and/or clients, cause us to incur additional expenses, affect our ability to grow our online services or other businesses, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In order to serve our target clients effectively, we have developed a comprehensive array of banking and other products and services. In order to support these products and services, we have developed and purchased or licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on our operations, including business interruptions which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, regulatory enforcement actions, or damage to our reputation. For example, we are in the process of implementing a new universal banking system that will replace our current platform. We may also outsource certain operational functions to consultants or other third parties to enhance our overall efficiencies. If we do not implement our systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth and reputation.

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

We rely on third parties, both in the United States and internationally in countries such as India and China, in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill their obligations to us, to accurately inform us of relevant information and to conduct their activities professionally and in a manner that reflects positively on us. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational issues, increased expenditures, damage to our reputation or loss of clients, which could harm our business and operations, financial performance, strategic growth or reputation.

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

From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Also, our global initiatives, as well as continuing trends towards the convergence of international accounting standards, such as rules that my be adopted under the International Financial Reporting Standards (“IFRS”), may result in our Company being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our revising or restating prior period financial statements.

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

Legal/Regulatory Risks

We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us.

SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve and the California Department of Financial Institutions, as well as the international regulatory authorities that govern our global activities. Federal and state laws and regulations govern, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital, which may require us to raise additional capital in the future or affect our ability to use our capital resources for other business purposes. Moreover, recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including the adoption of the Dodd-Frank Act. These laws and regulations will impose more regulatory requirements on us and may also increase our costs. For example, the Dodd-Frank Act repeals the interest payment restrictions on demand deposit accounts under Regulation Q, which could result in a material increase in our deposit costs. The Dodd-Frank Act also restricts banks’ investments in, and sponsorship of, private equity and hedge funds, which could, over time, require us to make changes to the way we sponsor and invest in funds. Increased regulatory requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and results of operations. See generally “Business – Supervision and Regulation” under Item 1 of Part I of this report.

If we were to violate international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations and reputation.

International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, NASDAQ, FINRA, and state securities regulators, regulate broker-dealers, including our subsidiary, SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums, higher levels of liquidity available to meet the Bank’s financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.

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

Concentration of risk increases the potential for significant losses in our business while there may exist a great deal of diversity within each industry, our clients are concentrated by these general industry niches: technology, life science, venture capital/private equity and premium wine. Many of our client companies are concentrated by certain stages within their life cycles, such as early-stage or mid-stage, and many of these companies are venture capital-backed. Our loan concentrations are derived from our borrowers engaging in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition. Due to our concentrations, we may suffer losses even when economic and market conditions are generally favorable for our competitors.

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

Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, the prevalence of IPO’s or M&A activity of companies within our technology and life science industry sectors, the availability and return on alternative investments, economic conditions in the technology, life science and venture capital/private equity industries, and overall general economic conditions. Reduced capital markets valuations could reduce the amount of capital available to our client companies, including companies within our technology and life science industry sectors.

Because our business and strategy are largely based on this venture capital/private equity financing framework focused on our particular client niches, any material changes in the framework, including unfavorable economic conditions and adverse trends in investment or fundraising levels, may have a materially adverse effect on our business, strategy and overall profitability.

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

We are engaged, and may in the future engage, in strategic activities, including acquisitions, joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

In order to finance future strategic undertakings, we might obtain additional equity or debt financing. Such financing might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations and financial condition.

Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating an acquired company or a new growth initiative into our business, operations, services, products, personnel and systems, operating effectively with any partner with whom we elect to do business, hiring or retaining key employees, achieving anticipated synergies, meeting management’s expectations and otherwise realizing the undertaking’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

We face risks associated with international operations.

One component of our strategy is to expand internationally. To date, we have opened offices in China, India, Israel and the United Kingdom. We plan to expand our operations in those locations. To date, we have applied for banking licenses in India and the United Kingdom and are forming a joint venture to pursue banking opportunities in China. We may expand our business beyond these countries. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations and risks associated with leveraging and doing business with local business partners. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, incremental requirement of management’s attention and resources, differing technology standards or customer requirements, cultural differences, political and economic risks and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act and foreign laws and regulations, which could have a material adverse effect on us.

Our business reputation is important and any damage to it could have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the venture capital and private equity communities, and the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, our conduct of our business or otherwise could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. The total square footage of the premises leased under the current lease arrangement is approximately 213,625 square feet. The lease will expire on September 30, 2014, unless terminated earlier or extended.

We currently operate 26 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park, and Palo Alto. Other regional offices in California include Irvine, Sherman Oaks, San Diego, San Francisco, St. Helena, Santa Rosa, and Pleasanton. Office locations outside of California within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; Minnetonka, Minnesota; New York, New York; Morrisville, North Carolina; Beaverton, Oregon; Randor, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Vienna, Virginia; and Seattle, Washington. Our international offices are located in: Beijing, Shanghai and Hong Kong, China; Bangalore and Mumbai, India; Herzliya Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2021, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

Our Global Commercial Bank operations are principally conducted out of our corporate headquarters in Santa Clara, and the lending teams operate out of the various regional and international offices. SVB Capital principally operates out of our office in Palo Alto. Our other businesses operate out of various offices, including SVB Private Client Services in our Santa Clara office, and SVB Analytics in our San Francisco office.

We believe that our properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC

450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Item 4.	(Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period over the years ended December 31, 2010 and 2009, was as follows:

	2010		2009
Three months ended:	Low	High	Low	High
March 31	$40.23	$48.38	$11.58	$26.48
June 30	41.23	51.66	15.61	31.82
September 30	36.95	45.19	23.63	44.63
December 31	42.19	54.24	36.52	45.83

Holders

As of February 11, 2011, there were 1,007 registered holders of our stock, and we believe there were approximately 10,863 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

SVB Financial has not paid cash dividends on its common stock since 1992. Currently, we have no plans to pay cash dividends on our common stock. Our Board of Directors may periodically evaluate whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business—Supervision and Regulation—Restrictions on Dividends” under Part I, Item 1 of this report and Note 20—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

Under the terms of our participation in the U.S. Treasury’s Capital Purchase Program (the “CPP”) from December 2008 to December 2009, we could not, without the prior consent of the Treasury, pay any dividend on our common stock prior to the earlier of December 12, 2011 and the date on which the outstanding shares of Series B Preferred Stock issued to the Treasury had been redeemed in whole or transferred to a third party. We redeemed our Series B Preferred Stock in full in December 2009. Since we have repaid in full our obligation under the CPP, we are no longer under this dividend restriction.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this report.

Stock Repurchases

SVB Financial did not repurchase any of its common stock during 2010. As of December 31, 2010, SVB Financial had no preferred stock outstanding.

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

The following graph compares, for the period from December 31, 2005 through December 31, 2010, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor’s 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Among SVB Financial, the S&P 500 Index, the NASDAQ Composite, and the NASDAQ Bank Index

*	$100 invested on 12/31/05 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright ©2010 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2005	2006	2007	2008	2009	2010
SVB Financial	$100.00	$99.53	$107.60	$56.00	$88.94	$113.26
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Bank	100.00	114.45	88.71	71.34	62.32	75.34

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Information as of and for the years ended December 31, 2010, 2009, and 2008 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2007 and 2006 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except share and per share data and ratios)	2010	2009	2008	2007	2006
Income statement summary:
Net interest income	$418,135	$382,150	$368,595	$375,842	$352,457
Provision for loan losses	(44,628)	(90,180)	(100,713)	(16,836)	(9,877)
Noninterest income	247,530	97,743	152,365	220,969	141,206
Noninterest expense excluding impairment of goodwill	(422,818)	(339,774)	(312,887)	(329,265)	(304,069)
Impairment of goodwill	—	(4,092)	—	(17,204)	(18,434)

Income before income tax expense	198,219	45,847	107,360	233,506	161,283
Income tax expense	(61,402)	(35,207)	(52,213)	(84,581)	(65,782)

Net income before cumulative effect of change in accounting principle	136,817	10,640	55,147	148,925	95,501
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	192

Net income before noncontrolling interests	136,817	10,640	55,147	148,925	95,693
Net (income) loss attributable to noncontrolling interests	(41,866)	37,370	19,139	(28,596)	(6,308)

Net income attributable to SVBFG	$94,951	$48,010	$74,286	$120,329	$89,385

Preferred stock dividend and discount accretion	—	(25,336)	(707)	—	—

Net income available to common stockholders	$94,951	$22,674	$73,579	$120,329	$89,385

Common share summary:
Earnings per common share—basic, before cumulative effect of change in accounting principle	$2.27	$0.67	$2.27	$3.54	$2.57
Earnings per common share—diluted, before cumulative effect of change in accounting principle	2.24	0.66	2.16	3.28	2.37
Earnings per common share—basic	2.27	0.67	2.27	3.54	2.58
Earnings per common share—diluted	2.24	0.66	2.16	3.28	2.38
Book value per common share	30.15	27.30	23.40	20.70	18.27
Weighted average shares outstanding—basic	41,774	33,901	32,425	33,950	34,681
Weighted average shares outstanding—diluted	42,478	34,183	34,015	36,738	37,615
Year-end balance sheet summary:
Investment securities	$8,639,487	$4,491,719	$1,784,397	$1,602,574	$1,692,343
Loans, net of unearned income	5,521,737	4,548,094	5,506,253	4,151,730	3,482,402
Goodwill	—	—	4,092	4,092	21,296
Total assets	17,527,761	12,841,399	10,018,280	6,692,171	6,081,452
Deposits	14,336,941	10,331,937	7,473,472	4,611,203	4,057,625
Short-term borrowings	37,245	38,755	62,120	90,000	683,537
Long-term debt (1)	1,209,260	856,650	995,423	873,241	352,465
SVBFG stockholders’ equity	1,274,350	1,128,343	991,356	676,369	628,514
Average balance sheet summary:
Available-for-sale securities	$5,347,327	$2,282,331	$1,338,516	$1,364,461	$1,684,178
Loans, net of unearned income	4,435,911	4,699,696	4,633,048	3,522,326	2,882,088
Goodwill	—	1,000	4,092	12,576	27,653
Total assets	14,858,236	11,326,341	7,418,303	6,019,974	5,387,435
Deposits	12,028,327	8,794,099	4,896,324	3,962,260	3,921,857
Short-term borrowings	49,972	46,133	304,896	320,129	400,913
Long-term debt	968,378	923,854	980,694	664,581	215,966
SVBFG stockholders’ equity	1,230,569	1,063,175	720,851	669,190	589,206
Capital ratios:
Total risk-based capital ratio	17.35%	19.94%	17.58%	16.02%	13.95%
Tier 1 risk-based capital ratio	13.63	15.45	12.51	11.07	12.34
Tier 1 leverage ratio	7.96	9.53	13.00	11.91	12.46
Tangible common equity to tangible assets (1)	7.27	8.78	7.64	10.03	9.99
Tangible common equity to risk-weighted assets (1)	13.54	15.05	9.31	10.28	11.15
Average SVBFG stockholders’ equity to average assets	8.28	9.39	9.72	11.12	10.94
Selected financial results:
Return on average assets	0.64%	0.42%	1.00%	2.00%	1.66%
Return on average SVBFG stockholders’ equity	7.72	2.68	10.38	17.98	15.17
Net interest margin	3.08	3.73	5.72	7.19	7.38
Gross charge-offs to average total gross loans	1.15	3.03	1.02	0.55	0.48
Net charge-offs to average total gross loans	0.77	2.64	0.87	0.35	0.14
Nonperforming assets as a percentage of total assets	0.23	0.41	0.88	0.14	0.27
Allowance for loan losses as a percentage of total gross loans	1.48	1.58	1.93	1.13	1.22

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources—Capital Ratios” under Part II, Item 7 in this report for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See our cautionary language at the beginning of this report under “Forward Looking Statements”. Actual results could differ materially because of various factors, including but not limited to those discussed in “Risk Factors,” under Part I, Item 1A.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

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

We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-state chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, venture capital and private equity investment and equity valuation services, through our subsidiaries and divisions.

Management’s Overview of 2010 Financial Performance

In 2010, compared to 2009, we experienced growth in our interest-earning assets as a result of continued growth of client deposits and strong period-end growth of our loan portfolio. As a result of our growth in client deposits, we recognized strong growth in net interest income from the investment of these deposits into available-for-sale securities. In addition to higher net interest income, we recognized higher noninterest income, primarily due to the sale of certain available-for-sale securities, resulting in net gains of $24.7 million in 2010. We also saw improvements in credit quality, as net charge-offs decreased significantly. Our capital and liquidity continues to remain strong, and we issued $350 million in 5.375% Senior Notes during the year.

Additional details of these highlights (compared to 2009, where applicable) are noted below:

•

Growth of $973.6 million, or 21.4 percent, in period-end loans to $5.5 billion, which included the addition of 1,227 new loan clients during 2010, resulting in $1.5 billion in new funded loans, compared to 1,054 new loan clients in 2009, resulting in $679.1 million in new funded loans.

•

A decrease of $45.6 million in our provision for loan losses from $90.2 million in 2009 to $44.6 million in 2010. This decrease was the result of the overall improvement in our credit quality as net charge-offs decreased significantly and overall criticized loans decreased by 23.1 percent. We consider our credit quality to be strong, and believe the size of our provision for loan losses has returned to levels that are consistent with a more normalized economic environment. Please refer to “Results of Operations—Provision for Loan Losses” below for further details on our provision for loan losses.

•

An increase in net interest income (fully taxable equivalent basis) of $35.8 million, or 9.3 percent, primarily due to an increase in interest income from our available-for-sale securities, which increased by $3.1 billion in average balances as a result of investing our excess cash from deposit growth, as well as a decrease in interest expense from deposits, due primarily to a decrease in rates paid on deposits due to low market rates. These increases were partially offset by low investment yields available on new purchases of securities in the current rate environment, as well as a decrease of $263.8 million in average loan balances.

•

A decrease of 65 basis points in our net interest margin to 3.08 percent, primarily due to significant growth of our deposits, the majority of which were invested in a mix of high quality short duration available-for-sale securities throughout the year. Sales and paydowns of available-for-sale securities in 2010 were similarly reinvested in the current low interest rate environment. These declines in our net interest margin were partially offset by a decrease in rates paid on deposits due to low market rates.

•

An increase in average deposit balances of $3.2 billion, or 36.8 percent, of which $1.9 billion was from noninterest-bearing demand deposits. Period-end deposits increased by $4.0 billion to $14.3 billion. This growth was reflective of the continued low interest rate environment and a continued lack of attractive market investment opportunities for our deposit clients.

•

An increase of $3.1 billion in average interest-earning available-for-sale securities to $5.3 billion, primarily due to our strategy of investing excess cash resulting from our continued deposit growth. Period-end available-for-sale securities were $7.9 billion.

•

An increase in net gains on investment securities to $93.4 million in 2010, compared to net losses of $31.2 million in 2009. Net gains on investment securities of $93.4 million in 2010 were primarily attributable to the following:

•	Net gains from our managed funds of funds and managed co-investment funds of $60.3 million.
•	Gains of $24.7 million from sales of certain agency and non-agency backed available-for-sale securities.

Non-GAAP net gains on investment securities, which are net of gains from sales of available-for-sale securities and net of noncontrolling interests, were $16.1 million in 2010, compared to net losses of $4.6 million in 2009. See “Results of Operations—Gains (Losses) on Investment Securities, Net” for a reconciliation of non-GAAP net gains (losses) on investment securities.

•	An increase of $79.0 million in noninterest expense to $422.8 million, primarily due to the following:

•	An increase of $59.0 million in compensation and benefits expense primarily due to the following:

•

An increase of $40.3 million in incentive compensation related expenses (including Employee Stock Ownership Plan (“ESOP”) expenses), as we exceeded our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009.

•

An increase of $8.2 million in salaries and wages expense, primarily due to an increase in the number of average full-time equivalent (“FTE”) employees to support our sales and advisory positions and continued investment in growth initiatives and related infrastructure support, as well as from merit increases. Average FTEs increased by 46 to 1,305 average FTEs in 2010, compared to 1,259 average FTEs in 2009.

•

An increase of $9.6 million in professional services expenses, primarily due to the acceleration of spending for certain infrastructure projects, growth initiatives and increased client activity in 2010.

•

In September 2010, we issued and sold $350 million of 5.375% Senior Notes due in September 2020. We received net proceeds of $344.5 million after deducting underwriting discounts and commissions and other expenses.

•

Overall, our liquidity remains strong based on current available cash and cash equivalents of $3.1 billion at December 31, 2010, compared to $3.5 billion at December 31, 2009. An increase in our period end available-for-sale securities portfolio of $4.0 billion at December 31, 2010 provides additional liquidity resources through current expected cash flow and through the ability to secure wholesale borrowings, if needed.

•

Our capital base expanded throughout 2010 due primarily to net income of $95.0 million. Overall, capital ratios trended lower in 2010, compared to 2009 levels, due to increases in loan and available-for-sale securities balances, which are risk-weighted at 100% and 20% based on regulatory capital guidelines.

A summary of our performance in 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2010	2009	% change
Income statement:
Diluted earnings per share	$2.24	$0.66	NM	%
Net income attributable to SVBFG	94,951	48,010	97.8
Net income available to common stockholders	94,951	22,674	NM
Net interest income	418,135	382,150	9.4
Net interest margin	3.08%	3.73%	(65	)bps
Provision for loan losses	44,628	90,180	(50.5)%
Noninterest income (1)	247,530	97,743	153.2
Noninterest expense (2)	422,818	343,866	23.0

Balance sheet:
Average loans, net of unearned income	$4,435,911	$4,699,696	(5.6)%
Average noninterest-bearing deposits	7,216,968	5,289,288	36.4
Average interest-bearing deposits	4,811,359	3,504,811	37.3
Average total deposits	12,028,327	8,794,099	36.8

Ratios:
Return on average common SVBFG stockholders’ equity (3)	7.72%	2.68%	188.1%
Return on average assets (4)	0.64	0.42	52.4
Book value per common share (5)	30.15	27.30	10.4
Operating efficiency ratio (6)	63.32	71.33	(11.2)
Allowance for loan losses as a percentage of total gross loans	1.48	1.58	(10	)bps
Gross loan charge-offs as a percentage of average total gross loans	1.15	3.03	(188	)bps
Net loan charge-offs as a percentage of average total gross loans	0.77	2.64	(187	)bps

Other statistics:
Average SVB prime lending rate	4.00%	4.00%	-	bps
Average full-time equivalent employees	1,305	1,259	3.7%
Period end full-time equivalent employees	1,357	1,258	7.9

Non-GAAP measures:
Non-GAAP net income available to common stockholders (7)	$80,082	$38,178	109.8%
Non-GAAP diluted earnings per common share (7)	1.89	1.12	68.8
Non-GAAP noninterest income, net of noncontrolling interest (8)	168,645	122,644	37.5
Non-GAAP noninterest expense, net of noncontrolling interest (9)	410,470	327,323	25.4
Non-GAAP operating efficiency ratio (9)	69.71%	64.56%	8.0
Tangible common equity to tangible assets (10)	7.27	8.78	(17.2)
Tangible common equity to risk-weighted assets (10)	13.54	15.05	(10.0)

NM—Not	meaningful
(1)	Noninterest income included net gains of $54.2 million attributable to noncontrolling interests for 2010, compared to net losses of $24.9 million for 2009. See “Results of Operations—Noninterest Income” for a description of noninterest income attributable to noncontrolling interests.
(2)	Noninterest expense included $12.3 million attributable to noncontrolling interests for 2010, compared to $12.5 million for 2009. See “Results of Operations—Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(3)	Ratio represents consolidated net income available to common stockholders divided by average SVB Financial Group (“SVBFG”) stockholders’ equity (excluding preferred equity).
(4)	Ratio represents consolidated net income attributable to SVBFG divided by average assets.
(5)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity (excluding preferred equity) by total outstanding common shares at period end.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable equivalent net interest income plus noninterest income.
(7)	To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP measures. See “Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share” below for a reconciliation of these measures.
(8)	See “Results of Operations—Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(9)	See “Results of Operations—Noninterest Expense” for a description and reconciliation of the non-GAAP noninterest expense and non-GAAP operating efficiency ratio.
(10)	See “Capital Resources—Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share

We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes gains from the sale of certain available-for-sale securities during 2010, as well as non-cash charges relating to our U.S. Treasury’s Capital Purchase Program (“CPP”) repayment and impairment of goodwill in 2009. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands, except share amounts)	2010	2009
Net income available to common stockholders	$94,951	$22,674
Impairment of goodwill (1)	—	4,092
Gains on sales of available-for-sale securities (2)	(24,699)	—
Tax impact of gains on sales of available-for-sale securities	9,830	—
Non-cash charge related to CPP repayment (3)	—	11,412

Non-GAAP net income available to common stockholders	$80,082	$38,178

GAAP earnings per common share—diluted	$2.24	$0.66
Impact of impairment of goodwill (1)	—	0.12
Impact of gains on sales of available-for-sale securities (2)	(0.58)	—
Tax impact of gains on sales of available-for-sale securities	0.23	—
Impact of non-cash charge related to CPP repayment (3)	—	0.34

Non-GAAP earnings per common share—diluted	$1.89	$1.12

Weighted average diluted common shares outstanding	42,478,340	34,182,728

(1)	Non-tax deductible goodwill impairment charge for eProsper recognized in the first quarter of 2009.
(2)	Gains on the sales of $492.9 million and $157.9 million in certain agency and non-agency backed available-for-sale securities in the third and second quarters of 2010, respectively.
(3)

Non-tax deductible charge related to CPP repayment recognized in the fourth quarter of 2009, under which we received $235 million in exchange for issuing shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and a warrant to purchase common stock to the Treasury. See

Note 3—“Stockholders’ Equity and Earnings Per Share (“EPS”)” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report for details.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our financial condition and results of operations. We have identified five policies as being critical because they require our management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Our senior management has discussed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our available-for-sale securities, derivative instruments, marketable securities and certain non-marketable investment securities are financial instruments recorded at fair value on a recurring basis. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2—“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are defined in Note 2—“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

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

At December 31, 2010, approximately 48.8 percent of our total assets, or $8.5 billion, consisted of financial assets recorded at fair value on a recurring basis, compared to 34.4 percent of our total assets, or $4.4 billion as of December 31, 2009. Of these assets as of December 31, 2010, 93.6 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 6.4 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. This compares to 90.7 percent and 9.3 percent, respectively, as of December 31, 2009. Almost all of our financial assets valued using Level 3 measurements at December 31, 2010 and 2009 represented non-marketable securities. At December 31, 2010, 0.1 percent of total liabilities, or $10.3 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs, compared to 0.1 percent, or $15.9 million as of December 31, 2009. During 2010 and 2009, there were no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 in 2010 included $10.8 million due to the initial public offering (“IPO”) of one of our portfolio companies, which was included in our non-marketable securities portfolio. All other transfers from Level 3 to Level 2 in 2010 and 2009 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

As of December 31, 2010, our available-for-sale portfolio, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures, U.S. treasury securities and municipal bonds and notes, represented $7.9 billion, or 92.6 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $3.9 billion, or 89.2 percent, as of December 31, 2009. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

To the extent available-for-sale securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of U.S. agency debentures) at December 31, 2010 totaled $991.8 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our liquidity risk management practices at December 31, 2010 totaled $84.5 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using available-for-sale securities as collateral. At December 31, 2010, we had not utilized any of our repurchase lines to secure borrowed funds.

Financial assets valued using Level 3 measurements consist primarily of our investments in venture capital and private equity funds and direct equity investments in privately held companies. Our managed funds and sponsored debt fund that hold these investments are investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies and

accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Assets valued using Level 3 measurements also include equity warrant assets in shares of private company capital stock.

During 2010, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $67.2 million, primarily due to valuation increases in underlying fund investments in our managed funds of funds.

During 2009, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized losses of $32.0 million, primarily due to valuation decreases in underlying fund investments in our managed funds of funds.

The valuation of non-marketable securities and equity warrant assets in shares of private company capital stock is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for initial public offerings, levels of merger and acquisition activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict. (See “Risk Factors” under Item 1A of Part I above.)

Non-Marketable Securities

Non-marketable securities include investments in venture capital and private equity funds, sponsored debt funds, direct equity investments in companies and low income housing tax credit funds. Our accounting for investments in non-marketable securities depends on several factors, including our level of ownership/control and the legal structure of our subsidiary making the investment. Based on these factors, we account for our non-marketable securities using one of three different methods: (i) investment company fair value accounting; (ii) equity method accounting; or (iii) cost method accounting. Our non-marketable securities carried under investment company fair value accounting include amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100 percent of investments made by our managed funds or consolidated sponsored debt fund that we are deemed to control, even though we may own less than 100 percent of such entities.

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

The valuation of our venture capital and private equity funds is primarily based upon our pro-rata share of the fair market value of the net assets of a fund as determined by such fund on the valuation date. We utilize the most recent available financial information from the investee general partner. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information available from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events.

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

We consider our accounting policy for our non-marketable securities to be critical because the valuation of our non-marketable securities is subject to management judgment and information reasonably available to us. Estimating the fair value of non-marketable securities carried under investment company fair value requires management to make assumptions regarding future performance, financial condition, and relevant market conditions, along with other pertinent information. In addition, the inherent uncertainty in the process of valuing securities for which a ready market is unavailable may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in their carrying value, thereby possibly requiring an impairment charge in the future. There can be no assurances that we will realize the full value of our non-marketable securities, which could result in significant losses.

Derivative Assets—Equity Warrant Assets for Shares of Privately- and Publicly-held Companies

In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science industries. Equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. At December 31, 2010, our equity warrant assets totaled $47.6 million, compared to $41.3 million at December 31, 2009.

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

Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments in accordance with the provisions of ASC 815, Derivatives and Hedging.

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following material assumptions:

•	An underlying asset value, which is estimated based on current information available, including any information regarding subsequent rounds of funding.
•

Price volatility or the amount of uncertainty or risk about the magnitude of the changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the median volatility for an individual public company within an index for the past 16 quarters from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2010 was 50.7 percent, compared to 50.5 percent at December 31, 2009.

•

Actual data on cancellations and exercises of our equity warrant assets are utilized as the basis for determining the expected remaining life of the equity warrant assets in each financial reporting period. Equity warrant assets may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. This assumption reduced the reported value of the warrant portfolio by $13.8 million at December 31, 2010, compared to a reduction of $17.4 million at December 31, 2009.

•

The risk-free interest rate is derived from the Treasury yield curve and is calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2010 was 1.0 percent, compared to 1.4 percent at December 31, 2009.

•	Other adjustments, including a marketability discount, are estimated based on management’s judgment about the general industry environment.

The fair value of our equity warrant assets recorded on our balance sheets represents our best estimate of the fair value of these instruments. Changes in the above material assumptions may result in significantly different valuations. For example, the following table demonstrates the effect of changes in the risk-free interest rate and volatility assumptions on the valuation of equity warrant assets held by SVB Financial Group active at December 31, 2010 (1):

	Volatility Factor
(Dollars in millions)	10% Lower (45.6%)	Current (50.7%)	10% Higher (55.8%)
Risk free interest rate:
Less 50 basis points	$44.0	$46.5	$48.9
Current rate (1.0%)	44.4	46.9	49.3
Plus 50 basis points	44.9	47.3	49.8

(1)	The above table does not include equity warrant assets at December 31, 2010 held by Partners for Growth, LP, which were valued at $0.7 million.

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

Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at a balance sheet date. We consider our accounting policy for the allowance for loan losses to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term. Determining the allowance for loan losses requires us to make forecasts that are highly uncertain and require a high degree of judgment. Our loan loss reserve methodology is applied to our loan portfolio and we maintain the allowance for loan losses at levels that we believe are adequate to absorb estimated probable losses inherent in our loan portfolio.

Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. Our management applies a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by client industry sector and individually for impaired loans as determined by ASC 310, Receivables.

Our formula allocation is determined on a quarterly basis by utilizing a historical loan loss migration model, which is a statistical model used to estimate an appropriate allowance for outstanding loan balances by calculating the likelihood of a loan becoming charged-off based on its credit risk rating using historical loan performance data from our portfolio. Loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses.

We apply macro allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These macro allocations are based upon management’s assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our macro allocation. Based on management’s prediction or estimate of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

•	Changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;
•	Changes in national and local economic business conditions, including the market and economic condition of our clients’ industry sectors;
•	Changes in the nature of our loan portfolio;
•	Changes in experience, ability, and depth of lending management and staff;
•	Changes in the trend of the volume and severity of past due and classified loans;

•	Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications;
•	Reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience;
•	Reserve for large funded loan exposure; and
•	Other factors as determined by management from time to time.

Finally, we compute several modified versions of the model, which provide additional assurance that the statistical results of the historical loan loss migration model are reasonable. A committee comprised of senior management evaluates the adequacy of the allowance for loan losses based on the results of our analysis.

Reserve for Unfunded Credit Commitments

The level of the reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimable losses associated with our unfunded credit commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments may also include certain macro allocations as deemed appropriate by management. Our reserve for unfunded credit commitments totaled $17.4 million and $13.3 million at December 31, 2010 and 2009 respectively, and is reflected in other liabilities on our balance sheet. The related unfunded credit commitments balance at December 31, 2010 and 2009 totaled $6.3 billion and $5.9 billion, respectively.

Income Taxes

We are subject to income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which we operate. Our income tax expense totaled $61.4 million, $35.2 million and $52.2 million in 2010, 2009 and 2008, respectively.

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

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. We evaluate our uncertain tax positions in accordance with ASC 740, Income Taxes. We believe that our unrecognized tax benefits, including related interest and penalties, are adequate in relation to the potential for additional tax assessments.

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

Correction of Non-GAAP Items

During the fourth quarter of 2010, we made a correction in our accounting for certain fees included in noninterest income (deposit service charges, unused commitment fees and credit card fees), moving from a cash basis to an accrual basis to comply with GAAP. In accordance with ASC 250-10-S99-1 and S99-2, this correction is considered immaterial for both the current period results and for affected prior period results. As a result, no revisions have been made to prior period financial statements and the correction was recorded in the fourth quarter of 2010, as a result of which we recognized an additional $4.0 million, or $2.5 million after tax, in income during the fourth quarter of 2010.

Results of Operations

Net Interest Income and Margin (Fully Taxable Equivalent Basis)

Net interest income is defined as the difference between interest earned on loans, available-for-sale securities and short-term investment securities, and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0 percent.

Analysis of Net Interest Income Changes Due to Volume and Rate (Fully Taxable Equivalent Basis)

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

	2010 compared to 2009			2009 compared to 2008
	Year ended December 31, increase (decrease) due to change in			Year ended December 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$1,530	$(360)	$1,170	$16,734	$(19,516)	$(2,782)
Available-for-sale securities (taxable) (1)	82,585	(36,699)	45,886	37,336	(14,266)	23,070
Available-for-sale securities (non-taxable) (1)	(344)	(94)	(438)	(12)	(245)	(257)
Loans, net of unearned income	(18,982)	2,716	(16,266)	5,174	(33,560)	(28,386)

Increase (decrease) in interest income, net	64,789	(34,437)	30,352	59,232	(67,587)	(8,355)

Interest expense:
NOW deposits	37	11	48	(20)	(53)	(73)
Money market deposits	2,466	(3,310)	(844)	696	(8,328)	(7,632)
Money market deposits in foreign offices	110	(254)	(144)	378	(123)	255
Time deposits	43	(702)	(659)	(347)	(1,046)	(1,393)
Sweep deposits	3,277	(8,246)	(4,969)	11,476	(5,216)	6,260

Total increase (decrease) in deposits expense	5,933	(12,501)	(6,568)	12,183	(14,766)	(2,583)
Short-term borrowings	6	14	20	(3,186)	(3,488)	(6,674)
Zero-coupon convertible subordinated notes	—	—	—	(2,418)	—	(2,418)
5.375% senior notes	5,345	—	5,345	—	—	—
3.875% convertible notes	131	(27)	104	3,782	123	3,905
Junior subordinated debentures	(15)	(389)	(404)	143	774	917
Senior and subordinated notes	(8)	(3,263)	(3,271)	1,054	(12,293)	(11,239)
Other long-term debt	(1,381)	675	(706)	(1,945)	(1,783)	(3,728)

Total increase (decrease) in borrowings expense	4,078	(2,990)	1,088	(2,570)	(16,667)	(19,237)

Increase (decrease) in interest expense, net	10,011	(15,491)	(5,480)	9,613	(31,433)	(21,820)

Increase (decrease) in net interest income	$54,778	$(18,946)	$35,832	$49,619	$(36,154)	$13,465

(1)	Our available-for-sale securities portfolio represents interest-earning investment securities.

Net Interest Income (Fully Taxable Equivalent Basis)

2010 compared to 2009

Net interest income increased by $35.8 million to $420.2 million in 2010, compared to $384.4 million in 2009. Overall, we saw an increase in our net interest income primarily due to growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits (growth in deposits is reflective of the continued low interest rate environment and the lack of attractive market investment opportunities for our clients). In addition, we saw an increase in net interest income due to lower costs of deposits and London Interbank Offered Rates (“LIBOR”) associated with certain interest rate swaps. These increases in net interest income were partially offset by lower average loan balances and higher average deposit balances.

The main factors affecting interest income and interest expense for 2010 compared to 2009 are discussed below:

•	Interest income for 2010 increased by $30.4 million primarily due to:

•

A $45.4 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $3.1 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by sales and paydowns of available-for-sale securities being reinvested into lower-yielding securities in the current interest rate environment.

•	This increase was also partially offset by a $16.3 million decrease in interest income on loans driven principally by a $263.8 million decrease in average loan balances in 2010, compared to 2009.
•	Interest expense for 2010 decreased by $5.5 million primarily due to:

•

A decrease in interest expense from interest-bearing deposits of $6.6 million, primarily due to downward adjustments to our deposit rates throughout 2009 and 2010. This decrease was partially offset by increased interest expense associated with a $1.3 billion increase in average interest-bearing deposit balances.

•

This decrease was also partially offset by an increase in interest expense of $1.1 million related to our long-term debt, primarily due to a $5.3 million increase in interest expense from the issuance of $350 million in 5.375% senior notes in September 2010, partially offset by a $3.3 million decrease in interest expense due to lower LIBOR rates associated with interest rate swap agreements on our 5.70% Senior notes and 6.05% Subordinated notes.

2009 compared to 2008

Net interest income increased by $13.5 million to $384.4 million in 2009, compared to $370.9 million in 2008. Overall, we saw an increase in our net interest income, primarily due to an increase in our available-for-sale securities portfolio, as well as from lower interest expense due to the low interest rate environment, which lowered our costs on deposits and lower LIBOR rates underlying interest rate swap agreements for our long-term debt. Although our cost of funding benefited from the low interest rate environment, the decline in interest rates earned on our loan portfolio decreased our net interest income.

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

•

A $2.8 million decrease in interest income on short-term investments, primarily driven by the full year effect in 2009 of decreases in Federal Fund rates in 2008, partially offset by a $2.8 billion increase in average balances.

These decreases were partially offset by a $22.8 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $943.8 million due to purchases of U.S. agency securities, agency-issued collateralized mortgage obligations and agency-issued mortgage-backed securities, which were purchased as a result of our deposit growth.

•	Interest expense for 2009 decreased by $21.8 million primarily due to:

•

A decrease in interest expense of $12.6 million related to our long-term debt, primarily due to lower LIBOR rates associated with interest rate swap agreements on our 5.70% Senior notes and 6.05% Subordinated notes, the maturity of $50 million in FHLB advances in May 2009, and the prepayment of $50 million in FHLB advances in September 2009 (originally due in November 2009). These decreases were partially offset by the full year effect in 2009 of our issuance of our 3.875% Convertible Notes in April 2008, which was used to redeem our Zero-Coupon Convertible Notes, which matured in June 2008.

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

•

A decrease in interest expense from interest-bearing deposits of $2.6 million, primarily due to decreases in deposit interest rates from declining market rates and our decision to lower rates in the first, third, and fourth quarters of 2009. This decrease was partially offset by a $1.6 billion increase in average interest-bearing deposits, driven by our clients’ preference for the security of unlimited insurance provided by the FDIC and their desire to maintain short-term liquidity, the continued low interest rate environment, and our efforts in late 2008 and early 2009 to migrate client sweep balances from our off-balance sheet product to our on-balance sheet products.

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin was 3.08 percent in 2010, compared to 3.73 percent in 2009 and 5.72 percent in 2008. The decrease in net interest margin in 2010 was primarily due to the significant growth of our deposits, the majority of which were invested in available-for-sale securities. Excess cash was also deposited at the Federal Reserve. As such, the overall mix of our interest-earning assets shifted to a higher proportion of lower-yielding assets. Additionally, sales and paydowns of available-for-sale securities during 2010 were reinvested in lower-yielding securities given the current interest rate environment. These declines in our net interest margin were partially offset by a decrease in rates paid on our deposits and borrowings.

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

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2010, 2009 and 2008.

(Dollars in thousands)	Year ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,869,781	$10,960	0.28%	$3,333,182	$9,790	0.29%	$507,365	$12,572	2.48%
Available-for-sale securities: (2)
Taxable	5,249,884	127,422	2.43	2,179,181	81,536	3.74	1,235,179	58,466	4.73
Non-taxable (3)	97,443	5,860	6.01	103,150	6,298	6.11	103,337	6,555	6.34
Total loans, net of unearned income (4)	4,435,911	319,540	7.20	4,699,696	335,806	7.15	4,633,048	364,192	7.86

Total interest-earning assets	13,653,019	463,782	3.40	10,315,209	433,430	4.20	6,478,929	441,785	6.82

Cash and due from banks	232,058			238,911			279,520
Allowance for loan losses	(77,999)			(107,512)			(54,982)
Goodwill	—			1,000			4,092
Other assets (5)	1,051,158			878,733			710,744

Total assets	$14,858,236			$11,326,341			$7,418,303

Funding sources:
Interest-bearing liabilities:
NOW deposits	$51,423	$208	0.40%	$42,022	$160	0.38%	$46,339	$233	0.50%
Money market deposits	1,818,113	5,308	0.29	1,183,848	6,152	0.52	1,121,989	13,784	1.23
Money market deposits in foreign offices	83,253	272	0.33	62,440	416	0.67	11,570	161	1.39
Time deposits	361,921	1,786	0.49	355,602	2,445	0.69	393,963	3,838	0.97
Sweep deposits	2,496,649	7,204	0.29	1,860,899	12,173	0.65	375,556	5,913	1.57

Total interest-bearing deposits	4,811,359	14,778	0.31	3,504,811	21,346	0.61	1,949,417	23,929	1.23
Short-term borrowings	49,972	92	0.18	46,133	72	0.16	304,896	6,746	2.21
Zero-coupon convertible subordinated notes	—	—	—	—	—	—	69,978	2,418	3.46
5.375% senior notes	98,081	5,345	5.45	—	—	—	—	—	—
3.875% convertible notes	248,056	14,147	5.70	245,756	14,043	5.71	179,538	10,138	5.65
Junior subordinated debentures	55,706	3,061	5.49	55,948	3,465	6.19	53,093	2,548	4.80
Senior and subordinated notes	559,915	5,895	1.05	560,398	9,166	1.64	531,523	20,405	3.84
Other long-term debt	6,620	278	4.20	61,752	984	1.59	146,562	4,712	3.22

Total interest-bearing liabilities	5,829,709	43,596	0.75	4,474,798	49,076	1.10	3,235,007	70,896	2.19
Portion of noninterest-bearing funding sources	7,823,310			5,840,411			3,243,922

Total funding sources	13,653,019	43,596	0.32	10,315,209	49,076	0.47	6,478,929	70,896	1.10

Noninterest-bearing funding sources:
Demand deposits	7,216,968			5,289,288			2,946,907
Other liabilities	189,475			179,795			221,348
Discount on zero-coupon convertible subordinated notes	—			—			503
SVBFG stockholders’ equity	1,230,569			1,063,175			720,851
Noncontrolling interests	391,515			319,285			293,687
Portion used to fund interest-earning assets	(7,823,310)			(5,840,411)			(3,243,922)

Total liabilities and total equity	$14,858,236			$11,326,341			$7,418,303

Net interest income and margin		$420,186	3.08%		$384,354	3.73%		$370,889	5.72%

Total deposits	$12,028,327			$8,794,099			$4,896,324

Reconciliation to reported net interest income:
Adjustment for tax-equivalent basis		(2,051)			(2,204)			(2,294)

Net interest income, as reported		$418,135			$382,150			$368,595

(1)	Includes average interest-earning deposits in other financial institutions of $217.4 million, $176.5 million and $99.1 million in 2010, 2009 and 2008, respectively. For 2010 and 2009, balances also include $3.5 billion and $3.1 billion, respectively, deposited at the Federal Reserve, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent for all years presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $686.8 million, $505.5 million and $380.8 million in 2010, 2009 and 2008, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. For a more detailed discussion of credit quality and the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “—Consolidated Financial Condition—Credit Quality and the Allowance for Loan Losses” under Part II, Item 7 in this report. The following table summarizes our allowance for loan losses and provision for loan losses for 2010, 2009 and 2008, respectively:

	Year ended December 31,
(Dollars in thousands, except ratios)	2010	2009	2008
Allowance for loan losses, beginning balance	$72,450	$107,396	$47,293
Provision for loan losses	44,628	90,180	100,713
Gross loan charge-offs	(51,239)	(143,570)	(47,815)
Loan recoveries	16,788	18,444	7,205

Allowance for loan losses, ending balance	$82,627	$72,450	$107,396

Provision as a percentage of period-end total gross loans	0.80%	1.97%	1.81%
Gross loan charge-offs as a percentage of average total gross loans	1.15	3.03	1.02
Net loan charge-offs as a percentage of average total gross loans	0.77	2.64	0.87
Allowance for loan losses as a percentage of period-end total gross loans	1.48	1.58	1.93
Period-end total gross loans	$5,567,205	$4,582,966	$5,551,636
Average total gross loans	4,471,706	4,739,210	4,666,025

Our provision for loan losses decreased by $45.6 million to $44.6 million in 2010, primarily due to improvement in our overall credit quality. Gross loan charge-offs of $51.2 million in 2010 were primarily from our life science, software and hardware client portfolios. Gross loan charge-offs included $11.0 million of loans that were specifically reserved for and classified as impaired loans in the period prior to the charge-off. Loan recoveries of $16.8 million in 2010 were primarily from our software, hardware and life science client portfolios.

Our allowance for loan losses increased to $82.6 million at December 31, 2010, compared to $72.5 million at December 31, 2009, primarily due to growth in period-end loan balances. Our allowance for loan losses as a percentage of total gross loans decreased from 1.58 percent at December 31, 2009, to 1.48 percent at December 31, 2010, primarily due to a decrease in our impaired loan balances and a change in the overall composition of our loan portfolio.

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

Noninterest Income

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change 2010/2009		2008	% Change 2009/2008
Gains (losses) on investment securities, net	$93,360	$(31,209)	NM	%	$(14,777)	111.2%
Foreign exchange fees	36,150	30,735	17.6		33,106	(7.2)
Deposit service charges	31,669	27,663	14.5		24,110	14.7
Client investment fees	18,020	21,699	(17.0)		50,498	(57.0)
Credit card fees	12,685	9,314	36.2		6,225	49.6
Letters of credit and standby letters of credit income	10,482	10,333	1.4		12,006	(13.9)
Gains (losses) on derivative instruments, net	9,522	(753)	NM		18,505	(104.1)
Corporate finance fees	—	—	—		3,640	(100.0)
Other	35,642	29,961	19.0		19,052	57.3

Total noninterest income	$247,530	$97,743	153.2		$152,365	(35.8)

NM—Not meaningful

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Sponsored Debt Funds & Strategic Investments, the entire income or loss from funds where we own significantly less than 100%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income and net gains (losses) on investment securities, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Additionally, for 2010, we have also excluded the gains from sales of available-for-sale securities from our non-GAAP noninterest income as this event does not occur in every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	Year ended December 31,
	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
GAAP noninterest income (as reported)	$247,530	$97,743	153.2%	$152,365	(35.8)%
Less: gains on sales of available-for-sale securities	24,699	—	NM	—	NM

Noninterest income excluding gains on sales of available-for-sale securities	222,831	97,743	128.0	152,365	(35.8)
Less: income (losses) attributable to noncontrolling interests, including carried interest	54,186	(24,901)	NM	(8,494)	193.2

Non-GAAP noninterest income, net of noncontrolling interests	$168,645	$122,644	37.5	$160,859	(23.8)

NM—Not meaningful

Gains (Losses) on Investment Securities, Net

Net gains (losses) on investment securities include both gains (losses) from our non-marketable and marketable securities, as well as gains from sales of our available-for-sale securities portfolio.

Our available-for-sale securities portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains (losses) on investment securities. During 2010, we sold $650.8 million in certain agency and non-agency backed available-for-sale securities, resulting in gains of $24.7 million.

We experience variability in the performance of our non-marketable and marketable investments from quarter to quarter, which results in net gains (losses) on investment securities. This variability is due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and as such our results for a particular period are not necessarily indicative of our performance in a future period. Throughout 2009, as a result of the economic downturn, the valuations of our investments were affected by a more challenging venture capital/private equity environment and a significant slowdown of merger and acquisition (“M&A”) and Initial Public Offerings (“IPOs”) among our portfolio companies. In 2010, we saw some improvement in venture capital/private equity investment levels and increased M&A and IPO activity among these portfolio companies. As a result, we had net gains on investment securities of $93.4 million in 2010, compared to net losses of $31.2 million in 2009 and net losses of $14.8 million in 2008.

The net gains on investment securities of $93.4 million (which is inclusive of noncontrolling interest) in 2010 were due to the following:

•

Net gains of $68.6 million from our non-marketable and marketable securities, primarily due to $41.2 million of realized and unrealized gains from our managed funds of funds primarily related to valuation adjustments, as well as $19.1 million of gains from our managed co-investment funds primarily related to valuation adjustments.

•

Net gains of $24.8 million from our available-for-sale securities resulting primarily from net gains of $24.7 million from the sale of $650.8 million of securities. These securities included $304.0 million of agency-issued mortgage-backed securities, $188.9 million of fixed rate agency-issued collateralized mortgage obligations, non-agency residential and commercial mortgage-backed securities of $123.3 million and agency-issued collateralized mortgage obligations of $34.6 million.

Included in net gains on investment securities of $93.4 million are gains attributable to noncontrolling interests. In 2010, these gains also included gains from the sales of certain available-for-sales securities. The following tables provide a summary of net gains (losses) on investment securities for 2010, 2009 and 2008, excluding gains attributable to noncontrolling interests and the gains from the sales of certain available-for-sales securities:

(Dollars in thousands)	Year ended December 31, 2010
	Managed Co-Investment Funds	Managed Funds Of Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$19,127	$41,198	$4,745	$24,823	$3,467	$93,360
Less: gains on sales of available-for-sale securities	—	—	—	24,699	—	24,699

Net gains on investment securities excluding gains on sales of available-for-sale securities	19,127	41,198	4,745	124	3,467	68,661
Less: income attributable to noncontrolling interests, including carried interest	16,496	36,069	21	—	—	52,586

Non-GAAP net gains on investment securities, net of noncontrolling interests	$2,631	$5,129	$4,724	$124	$3,467	$16,075

(Dollars in thousands)	Year ended December 31, 2009
	Managed Co-Investment Funds	Managed Funds Of Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Total (losses) gains on investment securities, net	$(2,467)	$(28,894)	$4,490	$(168)	$(4,170)	$(31,209)
Less: (losses) income attributable to noncontrolling interests, including carried interest	(2,938)	(24,569)	869	—	—	(26,638)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$471	$(4,325)	$3,621	$(168)	$(4,170)	$(4,571)

(Dollars in thousands)	Year ended December 31, 2008
	Managed Co-Investment Funds	Managed Funds Of Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Total gains (losses) on investment securities, net	$2,663	$(5,738)	$(7,810)	$(2,615)	$(1,277)	$(14,777)
Less: income (losses) attributable to noncontrolling interests, including carried interest	2,183	(6,227)	(4,885)	—	—	(8,929)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$480	$489	$(2,925)	$(2,615)	$(1,277)	$(5,848)

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients. Foreign exchange fees were $36.2 million in 2010, compared to $30.7 million in 2009 and $33.1 million in 2008. The increase in foreign exchange fees in 2010 was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes were $6.7 billion in 2010, compared to $5.0 billion in 2009.

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

Deposit Service Charges

Deposit service charges were $31.7 million in 2010, compared to $27.7 million in 2009 and $24.1 million in 2008. The increase in 2010 was primarily due to the recognition of an additional $2.4 million in the fourth quarter of 2010 as a result of moving from a cash basis to an accrual basis for recognizing these fees to comply with GAAP. (Refer to Note 2—“Summary of Significant Accounting Policies—Correction of Non-GAAP Items” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for further details). Additionally, deposit service charges have increased due to an increase in the volume of transactions as a result of our continued deposit growth.

The increase in 2009 was primarily attributable to a decrease in the earnings credit received by clients due to decreases in short-term market interest rates.

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

Client investment fees were $18.0 million in 2010, compared to $21.7 million in 2009 and $50.5 million in 2008. The decreases were primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average client investment funds. The following table summarizes average client investment funds for 2010, 2009 and 2008:

(Dollars in millions)	Year ended December 31,
	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Client directed investment assets (1)	$9,279	$10,879	(14.7)%	$12,800	(15.0)%
Client investment assets under management	6,432	5,659	13.7	6,217	(9.0)
Sweep money market funds	—	56	(100.0)	2,573	(97.8)

Total average client investment funds (2)	$15,711	$16,594	(5.3)	$21,590	(23.1)

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at December 31, 2010, 2009 and 2008:

(Dollars in millions)	December 31,
	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Client directed investment assets	$9,479	$9,693	(2.2)%	$11,886	(18.5)%
Client investment assets under management	7,415	5,905	25.6	5,881	0.4
Sweep money market funds	—	—	—	813	(100.0)

Total average client investment funds	$16,894	$15,598	8.3	$18,580	(16.0)

The increase in December 31, 2010 period-end balances of $1.3 billion was primarily due to an increase in client investment assets under management, mainly attributable to a combination of a stronger M&A and IPO environment and an increase in existing client funding.

Credit Card Fees

Credit card fees were $12.7 million in 2010, compared to $9.3 million in 2009 and $6.2 million in 2008. The increase in 2010 was primarily due to the addition of new clients, as well as an increase in client activity. The increase in 2009 was primarily due to the transfer of management and processing of our credit card portfolio in-house from a third-party servicer in the first quarter of 2009.

Gains (Losses) on Derivative Instruments, Net

A summary of gains (losses) on derivative instruments, net, for 2010, 2009, and 2008 is as follows:

(Dollars in thousands)	Year ended December 31,
	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$1,914	$1,730	10.6%	$4,233	(59.1)%
Gains (losses) on internal foreign exchange forward contracts, net (2)	710	(2,258)	(131.4)	5,185	(143.5)

Total gains (losses) on foreign exchange forward contracts, net	2,624	(528)	NM	9,418	(105.6)
Change in fair value of interest rate swap (3)	—	(170)	(100.0)	(1,856)	(90.8)
Net gains on loan conversion options	342	—	—	—	—
Gains on covered call options, net (4)	—	—	—	402	(100.0)
Equity warrant assets (5):
Gains on exercise, net	5,524	933	NM	7,188	(87.0)
Change in fair value:
Cancellations and expirations	(3,488)	(4,515)	(22.7)	(2,574)	75.4
Other changes in fair value	4,520	3,527	28.2	5,927	(40.5)

Total net gains (losses) on equity warrant assets (6)	6,556	(55)	NM	10,541	(100.5)

Total gains (losses) on derivative instruments, net	$9,522	$(753)	NM	$18,505	(104.1)

NM—Not meaningful

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.

(3)	Represents the change in the fair value hedge of the 7.0% Junior Subordinated debentures. In December 2008, our counterparty called this swap for settlement in January 2009. As a result, the swap was terminated and no longer designated as a hedging instrument.
(4)	Represents net gains on covered call options by one of our sponsored debt funds.
(5)	At December 31, 2010, we held warrants in 1,157 companies, compared to 1,225 companies at December 31, 2009 and 1,307 companies at December 31, 2008.
(6)	Includes net gains (losses) on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the consolidated statements of income under the caption “Net (Income) Loss Attributable to Noncontrolling Interests.”

Gains on derivative instruments, net, were $9.5 million in 2010, compared to net losses of $0.8 million in 2009 and net gains of $18.5 million in 2008. Overall, we saw improvement among our portfolio companies and increased M&A and IPO activity, and as a result, we had net gains on equity warrant assets from valuation gains and gains from exercises.

The increase of $10.3 million in 2010 was primarily due to the following:

•

Net gains on equity warrant assets of $6.6 million in 2010, compared to net losses of $0.1 million in 2009. The net gains of $6.6 million in 2010 were primarily driven by net gains of $5.5 million from the exercise of certain warrant positions and net gains of $4.5 million from valuation increases in our warrant portfolio, partially offset by losses of $3.5 million from warrant cancellations and expirations.

•

Net gains from foreign exchange forward contracts hedging our foreign currency denominated loans of $0.7 million, compared to net losses of $2.3 million in 2009. The net gains of $0.7 million in 2010 were primarily due to the strengthening of the U.S. dollar against the Pound Sterling and Euro. These gains were partially offset by net losses of $0.4 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

The decrease of $19.3 million in 2009 was primarily due to the following:

•

Net losses from foreign exchange forward contracts hedging our foreign currency denominated loans of $2.3 million for 2009, compared to net gains of $5.2 million for 2008. The change was primarily due to the weakening of the U.S. dollar in 2009 against the Pound Sterling, compared to the strengthening of the dollar against the Pound Sterling in 2008. Net losses from foreign exchange forward contracts hedging our foreign currency denominated loans of $2.3 million were partially offset by net gains of $1.9 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

•

Net gains from the exercise of certain warrant positions of $0.9 million in 2009, compared to net gains of $7.2 million in 2008. The decrease primarily reflected the impact of slowing M&A and IPO activities in late 2008 and throughout 2009 due to the overall economic environment. In addition, during 2008, we recognized a gain of $3.9 million from the sale of one warrant position.

•

Net losses from warrant cancellations and expirations of $4.5 million in 2009, compared to net losses of $2.6 million in 2008. The increase in warrant cancellations and expirations in 2009 is reflective of the downturn in the overall economy.

Corporate Finance Fees

There were no corporate finance fees in 2010 and 2009, compared to $3.6 million in 2008. We ceased operations at SVB Alliant in July 2007. The $3.6 million in fees in 2008 represented the completion of all remaining client transactions at SVB Alliant as of March 31, 2008.

Other Noninterest Income

A summary of other noninterest income for 2010, 2009 and 2008 is as follows:

(Dollars in thousands)	Year ended December 31,
	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Fund management fees	$10,753	$10,328	4.1%	$8,547	20.8%
Service-based fee income	8,840	7,554	17.0	8,686	(13.0)
Unused commitment fees	6,833	3,534	93.4	2,799	26.3
Loan syndication fees	1,775	—	—	—	—
Currency revaluation gains (losses)	959	764	25.5	(753)	NM
(Losses) gains on foreign currency loans revaluation, net	(427)	1,945	(122.0)	(7,567)	(125.7)
Other	6,909	5,836	18.4	7,340	(20.5)

Total other noninterest income	$35,642	$29,961	19.0	$19,052	57.3

NM—Not meaningful

Other noninterest income was $35.6 million in 2010, compared to $30.0 million in 2009 and $19.1 million in 2008. The increase of $5.6 million in 2010 was primarily due to an increase in unused commitment fees of $3.3 million and an increase in loan syndication fees of $1.8 million. The increase in unused commitment fees was primarily due to an increase in our unfunded credit commitments balance, which increased from $5.3 billion at December 31, 2009 to $6.3 billion at December 31, 2010. Additionally, we recognized an additional $1.4 million in the fourth quarter of 2010 as a result of moving from a cash basis to an accrual basis for recognizing these fees to comply with GAAP. (Refer to Note 2—“Summary of Significant Accounting Policies—Correction of Non-GAAP Items” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for further details).

The increase of $10.9 million in 2009, compared to 2008, was primarily due to net gains on revaluation of foreign currency loans of $1.9 million in 2009, compared to net losses of $7.6 million in 2008. The change was primarily due to the weakening of the U.S. dollar in 2009 against the Pound Sterling, compared to the strengthening of the U.S. dollar against the Pound Sterling in 2008. Net gains from revaluation of foreign currency denominated loans of $1.9 million in 2009 were partially offset by net losses from foreign exchange forward contracts of $2.3 million, which are included in net gains (losses) on derivative instruments.

Noninterest Expense

(Dollars in thousands)	Year ended December 31,
	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Compensation and benefits	$248,606	$189,631	31.1%	$177,315	6.9%
Professional services	56,123	46,540	20.6	39,480	17.9
Premises and equipment	23,023	23,270	(1.1)	22,183	4.9
Business development and travel	20,237	14,014	44.4	15,406	(9.0)
Net occupancy	19,378	17,888	8.3	17,307	3.4
FDIC assessments	16,498	17,035	(3.2)	3,451	NM
Correspondent bank fees	8,379	8,040	4.2	6,628	21.3
Provision for (reduction of) unfunded credit commitments	4,083	(1,367)	NM	1,252	NM
Impairment of goodwill	—	4,092	(100.0)	—	—
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	—	3,858	(100.0)
Other	26,491	24,723	7.2	26,007	(4.9)

Total noninterest expense	$422,818	$343,866	23.0	$312,887	9.9

NM—Not meaningful

Included in noninterest income is expense attributable to noncontrolling interests. See below for a summary non-GAAP noninterest expense and non-GAAP operation efficiency ratio, which excluded noncontrolling interests.

Compensation and Benefits

Compensation and benefits expense was $248.6 million in 2010, compared to $189.6 million in 2009 and $177.3 million in 2008. The increase in compensation and benefits expense of $59.0 million in 2010 was primarily due to the following:

•

An increase of $40.3 million in incentive compensation related expenses (including ESOP expenses), as we exceeded our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. In addition to lower incentive compensation levels, no ESOP expenses or company-wide merit increases were recorded in 2009.

•

An increase of $8.2 million in salaries and wages expense, primarily due to an increase in the number of average full-time equivalent (“FTE”) employees, which increased by 46 to 1,305 FTEs in 2010, compared to 1,259 FTEs in 2009, as well as from merit increases. The increase in average FTE’s was attributable to increases in sales and advisory positions to support our global commercial bank operations, as well as to support our continued investment in growth initiatives and related infrastructure support.

The increase in compensation and benefits expense of $12.3 million in 2009 was largely due to an increase of $5.3 million in salaries and wages expense, primarily related to an increase in the average number of FTE personnel, which increased to 1,259 in 2009, compared to 1,210 in 2008. The increase in average FTE was attributable to increases in sales and advisory positions to support our global commercial bank operations.

Our variable compensation plans primarily consist of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan (“Direct Drive”), Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $72.6 million in 2010, compared to $32.7 million in 2009 and $31.5 million in 2008. The increase of $39.9 million in 2010 was primarily related to a $32.3 million increase in our incentive compensation expense and an $8.0 million increase in our ESOP expense. Please refer to Note 16- “Employee Compensation and Benefit Plans” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for a description of our variable compensation plans.

Professional Services

Professional services expense was $56.1 million in 2010, compared to $46.5 million in 2009 and $39.5 million in 2008. The increase of $9.6 million in 2010 was primarily due to the acceleration of spending for certain infrastructure projects, including the development of a branch and the associated filing of a branch application in the U.K., Private Banking project, and certain initiatives to maintain and enhance our Information Technology infrastructure. The increase of $7.0 million in 2009 from 2008 was primarily due to consulting fees related to certain infrastructure projects and legal fees related to a single loan workout.

Business Development and Travel

Business development and travel expense was $20.2 million in 2010, compared to $14.0 million in 2009 and $15.4 million in 2008. The increase of $6.2 million in 2010 was primarily reflective of our increased focus on global initiatives and increased business development activity due to improving economic and business conditions in 2010.

FDIC Assessments

FDIC assessments were $16.5 million in 2010, compared to $17.0 million in 2009 and $3.5 million in 2008. The decrease of $0.5 million in 2010 was primarily due to a special assessment fee of $5.0 million in the second quarter of 2009, partially offset by an increase in average deposit balances and an increase in FDIC assessment rates in 2010.

The increase of $13.5 million in 2009 from 2008 was primarily due to the special assessment fee of $5.0 million, an increase in average deposit balances, and an increase in FDIC assessment rates.

Effective as of April 1, 2011, pursuant to final rules recently adopted by the FDIC and as mandated by the Dodd-Frank Act, the assessment will be based on average total consolidated assets (minus the average consolidated tangible equity during the assessment period), rather than deposits. Based on current financial projections and FDIC rates for 2011 assuming no material changes in our asset mix, we expect that our assessments will be somewhat lower as a result of this change.

Provision for (Reduction of) Unfunded Credit Commitments

We calculate changes to our provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a provision for unfunded credit commitments of $4.1 million in 2010, compared to a reduction of provision of $1.4 million in 2009 and a provision of $1.3 million in 2008. The provision for unfunded credit commitments of $4.1 million in 2010 is a function of the increase in our total unfunded credit commitments balance, the composition of commitments and the application of the methodology for our allowance for loan losses to our unfunded loan portfolio. Total unfunded credit commitments balance increased to $6.3 billion as of December 31, 2010, compared to $5.3 billion as of December 31, 2009.

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

Impairment of Goodwill

There was no goodwill on our balance sheet as of December 31, 2010 or December 31, 2009. We recognized a non-cash non-tax deductible goodwill impairment charge of $4.1 million in 2009 related to eProsper, which represented 100% of the remaining goodwill.

Loss from Cash Settlement of Conversion Premium of Zero-Coupon Convertible Subordinated Notes

In 2008, prior to the maturity date of our Zero-Coupon Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty which was recorded as an increase in SVB Financial’s stockholders’ equity of $3.9 million. As a result, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total equity.

Other Noninterest Expense

A summary of other noninterest expense for 2010, 2009 and 2008 is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Telephone	$4,952	$4,202	17.8%	$5,276	(20.4)%
Data processing services	4,060	3,025	34.2	4,235	(28.6)
Tax credit fund amortization	3,965	4,614	(14.1)	3,853	19.8
Client services	2,716	1,923	41.2	1,022	88.2
Postage and supplies	2,198	2,985	(26.4)	3,939	(24.2)
Dues and publications	1,519	1,872	(18.9)	1,568	19.4
Other	7,081	6,102	16.0	6,114	(0.2)

Total other noninterest expense	$26,491	$24,723	7.2	$26,007	(4.9)

Non-GAAP Noninterest Expense

We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests:

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
GAAP noninterest expense	$422,818	$343,866	23.0%	$312,887	9.9%
Less: amounts attributable to noncontrolling interests	12,348	12,451	(0.8)	11,115	12.0
Less: loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	—	3,858	(100.0)
Less: impairment of goodwill	—	4,092	(100.0)	—	—

Non-GAAP noninterest expense, net of noncontrolling interests	$410,470	$327,323	25.4	$297,914	9.9

GAAP taxable equivalent net interest income	$420,186	$384,354	9.3	$370,889	3.6
Less: income (losses) attributable to noncontrolling interests	28	(18)	NM	470	(103.8)

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	420,158	384,372	9.3	370,419	3.8
Non-GAAP noninterest income, net of noncontrolling interests (1)	168,645	122,644	37.5	160,859	(23.8)

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$588,803	$507,016	16.1	$531,278	(4.6)

Non-GAAP operating efficiency ratio (2)	69.71%	64.56%	8.0	56.07%	15.1

NM—Not meaningful

(1)	See “Noninterest Income” above for a description and reconciliation of non-GAAP noninterest income.
(2)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.

Net (Income) Loss attributable to Noncontrolling Interests

Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income.

In the table below, noninterest (income) loss consists of investment gains and losses from our consolidated funds, currency revaluation gains (losses) from our managed funds and gains or losses recognized from the exercise of warrants held by one of our sponsored debt funds. Noninterest expense is primarily related to management fees paid by our managed funds to the Company’s subsidiaries as the general partner and to one of our consolidated sponsored debt funds for management of the funds. A summary of net (income) loss attributable to noncontrolling interests for 2010, 2009 and 2008 is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Net interest (income) loss (1)	$(28)	$18	NM %	$(470)	(103.8)%
Noninterest (income) loss (1)	(55,419)	26,278	NM	6,631	NM
Noninterest expense (1)	12,348	12,451	(0.8)	11,115	12.0
Carried interest (2)	1,233	(1,377)	(189.5)	1,863	(173.9)

Net (income) loss attributable to noncontrolling interests	$(41,866)	$37,370	NM	$19,139	95.3

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing our managed funds, the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds, and the preferred allocation earned by the limited partners of one of our managed funds of funds.

Income Taxes

Effective January 1, 2009, we adopted new accounting standards (ASC 810-10-65), which requires us to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners by presenting noncontrolling interests after net income in our consolidated statements of income. As a result, our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net (income) loss attributable to noncontrolling interests.

Our effective tax rate in 2010 was 39.3 percent, compared to 42.3 percent in 2009 and 41.3 percent in 2008. The decrease in the tax rate in 2010 was primarily attributable to the effect of non-deductible expenses (such as share-based compensation, officer’s compensation and meals and entertainment) as a percentage of higher pre-tax income in 2010, and the effect of the $4.1 million non-deductible goodwill impairment charge associated with eProsper in 2009.

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

In accordance with ASC 280, Segment Reporting, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 21- “Segment Reporting” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for further details.

Our operating segments’ primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of FTP. Accordingly, our segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes.

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

The following is our segment information for 2010, 2009 and 2008, respectively.

Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Net interest income	$346,858	$360,391	(3.8)%	$332,807	8.3%
Provision for loan losses	(39,285)	(76,011)	(48.3)	(85,238)	(10.8)
Noninterest income	121,980	108,307	12.6	133,264	(18.7)
Noninterest expense	(235,295)	(181,814)	29.4	(153,470)	18.5

Income before income tax expense	$194,258	$210,873	(7.9)	$227,363	(7.3)

Total average loans	$3,444,496	$3,714,886	(7.3)	$3,663,646	1.4
Total average assets	3,715,739	3,850,762	(3.5)	3,747,617	2.8
Total average deposits	11,847,355	8,619,077	37.5	4,714,291	82.8

2010 compared to 2009

Net interest income from our Global Commercial Bank (“GCB”) decreased by $13.5 million in 2010, primarily due a decrease in loan interest income of $15.9 million resulting primarily from a decrease in average loan balances, and a decrease in the FTP earned for deposits of $44.8 million due to decreases in market interest rates. These decreases were partially offset by an increase in the FTP earned for deposits of $36.7 million due to significant deposit growth, as well as a decrease in interest expense from deposits of $6.6 million resulting primarily from decreases in our deposit rates.

The provision for loan losses for GCB was $39.3 million in 2010, a decrease of $36.7 million from 2009. The decrease was primarily due a decrease in net charge-offs as a result of an overall improvement in our credit quality. The provision for loan losses of $39.3 million in 2010 was primarily attributable to gross loan charge-offs from our life science, software and hardware client portfolios, partially offset by loan recoveries primarily from our software, hardware and life science client portfolios.

Noninterest income increased by $13.7 million in 2010, primarily due to an increase in foreign exchange fees, credit card fees, and deposit service charges, partially offset by a decrease in client investment fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $6.7 billion in 2010, compared to $5.0 billion in 2009. The increase in credit card fees was primarily due to the addition of new clients and an increase in client activity. The increase in deposit service charges was primarily due to an increase in the volume of transactions as a result of our continued deposit growth. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds.

Noninterest expense increased by $53.5 million in 2010, primarily due to an increase in compensation and benefits expense of $45.1 million. The increase in compensation and benefits expense was attributable to an increase in incentive compensation, ESOP, and salaries and wages expenses. Incentive compensation and ESOP expenses increased in 2010 as a result of us exceeding our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. The increase in salaries and wages was primarily due to the increase in the average number of FTE employees at GCB, which increased to 849 in 2010, compared to 805 in 2009, as well as from merit increases. The increase in average FTE’s was attributable to increases in sales and advisory positions to support our global commercial bank operations.

2009 compared to 2008

Net interest income for GCB increased by $27.6 million in 2009, primarily due to (1) an increase in the FTP earned for deposits due to significant deposit growth, (2) decreases in the FTP charge incurred for funded loans due to decreases in market interest rates, and (3) an increase in interest income from growth in GCB’s loan portfolio. These increases were partially offset by a decrease in the FTP earned for deposits due to decreases in market interest rates, as well as from a decrease in interest income from loans due to a decrease in our average prime-lending rate, which decreased to 4.00 percent in 2009, compared to 5.13 percent in 2008.

The provision for loan losses for GCB of $76.0 million for 2009 was primarily attributable to gross loan charge-offs primarily from our hardware, software, life sciences, and venture capital/private equity industry portfolios.

Noninterest income decreased by $25.0 million in 2009, primarily due to a $28.7 million decrease in client investment fees, partially offset by a $3.8 million increase in deposit service charges. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, as well as a decrease in average balances of client investment funds due to the discontinuation of a third party off-balance sheet sweep product from our decision to utilize our own on-balance sheet sweep product.

The increase in deposit service charges was primarily due to decreases in the credit received by clients due to decreases in short-term market interest rates in 2008.

Noninterest expense increased by $28.3 million in 2009, primarily due to an increase in FDIC assessments of $13.6 million, an increase in compensation and benefits expense of $6.3 million and an increase in professional services expense of $5.4 million. The increase in FDIC assessments was primarily due to a special assessment fee of $5.0 million, mandated for all banks by the FDIC, an increase in average deposit balances, and an increase in FDIC assessment rates. The increase in compensation and benefits expense was primarily a result of an increase in salaries and wages expense and incentive compensation expense. The increases were primarily due to an increase in the average number of FTE employees at GCB, which increased to 805 in 2009, compared to 767 in 2008. The increase in average FTE was attributable to increases in sales and advisory positions to support our global commercial banking operations. The increase in our incentive compensation expense was driven by the increase in FTE employees at GCB. The increase in professional services fees was primarily due to consulting fees related to certain infrastructure projects, legal fees related to a loan workout, and legal fees incurred on behalf of our clients.

Relationship Management

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Net interest income	$33,839	$34,689	(2.5)%	$29,766	16.5%
Provision for loan losses	(5,126)	(13,955)	(63.3)	(15,441)	(9.6)
Noninterest income	1,507	1,356	11.1	1,673	(18.9)
Noninterest expense	(20,345)	(14,432)	41.0	(13,831)	4.3

Income before income tax expense	$9,875	$7,658	29.0	$2,167	NM

Total average loans	$965,995	$961,364	0.5	$905,504	6.2
Total average assets	966,900	962,701	0.4	909,234	5.9
Total average deposits	193,820	168,286	15.2	164,771	2.1

NM—Not meaningful

2010 compared to 2009

Net interest income decreased by $0.9 million in 2010, primarily due to a decrease in the FTP earned for deposits due to decreases in market interest rates, partially offset by an increase in the FTP earned for deposits due to deposit growth.

The provision for loan losses for Relationship Management was $5.1 million in 2010, a decrease of $8.8 million compared 2009. The decrease was primarily due to a decrease in charge-offs and reserves related to loans to certain high-net-worth individuals as a result of an overall improvement in our credit quality.

Noninterest expense increased by $5.9 million in 2010, primarily due to an increase in compensation and benefits expense of $4.5 million attributable to an increase in incentive compensation expenses and salaries and wages expenses primarily from merit increases.

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

SVB Capital

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Net interest (loss) income	$—	$(16)	(100.0)%	$42	(138.1)%
Noninterest income	18,778	6,521	188.0	9,360	(30.3)
Noninterest expense	(15,063)	(14,487)	4.0	(16,206)	(10.6)

Income (loss) before income tax expense	$3,715	$(7,982)	(146.5)	$(6,804)	17.3

Total average assets	$116,690	$96,732	20.6	$58,145	66.4

SVB Capital’s components of noninterest income primarily include net gains and losses on marketable and non-marketable securities, carried interest and fund management fees. All components of income (loss) before income tax expense discussed below are net of noncontrolling interests.

We experience variability in the performance of SVB Capital from year to year due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not to be indicative of future performance. In 2009, the valuation of our consolidated investment funds was affected by a more challenging venture capital/private equity environment and a significant slowdown of M&A activities and IPOs. The net gains in 2010 were primarily due to improvements in valuations for private companies and increased IPO and M&A activities during 2010. As a result, we saw higher unrealized gains in 2010, compared to 2009.

2010 compared to 2009

Noninterest income increased by $12.3 million to $18.8 million in 2010, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $7.9 million in 2010, compared to net losses of $3.9 million in 2009. The net gains on investment securities of $7.9 million in 2010 were primarily related to net gains of $3.3 million from three of our managed funds of funds mainly attributable to unrealized valuation gains, $2.0 million in carried interest from two of our managed funds of funds and one of our managed co-investment funds, as well as net gains of $1.7 million attributable to unrealized valuation gains from two of our managed co-investment funds.

•	We received fund management fees of $10.8 million in 2010, compared to $10.3 million in 2009.

Noninterest expense increased by $0.6 million in 2010, primarily due to an increase in incentive compensation expense as a result of us exceeding our internal performance targets for 2010.

2009 compared to 2008

Noninterest income decreased by $2.8 million in 2009 primarily due to net losses on investment securities in 2009 compared to net gains on investment securities in 2008. SVB Capital’s components of noninterest income primarily include the following:

•

Net losses on investment securities of $3.9 million in 2009, compared to net gains of $1.0 million in 2008. The net losses on investment securities of $3.9 million in 2009 from our managed funds were primarily related to net losses of $2.3 million from two of our managed funds of funds due to net decreases in the fair value of fund investments and a decrease of $1.3 million in carried interest due to a decline in the performance of two of our managed funds of funds.

•

Fund management fees of $10.3 million in 2009, compared to $8.5 million in 2008. The increase in fund management fees was primarily due to fees associated with a new fund in the SVB Strategic Investors Fund family, which was established and funded in the fourth quarter of 2008 and the first quarter of 2009, respectively.

Noninterest expense decreased by $1.7 million in 2009, primarily due to a decrease in compensation and benefits expense.

Other Business Services

Our Other Business Services group includes SVB Analytics, as well as our Sponsored Debt Funds & Strategic Investments.

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
Net interest income (loss)	$246	$(241)	NM %	$(8)	NM	%
Noninterest income	14,798	6,078	143.5	3,961	53.4
Noninterest expense	(15,113)	(16,071)	(6.0)	(11,555)	39.1

Loss before income tax expense	$(69)	$(10,234)	(99.3)	$(7,602)	34.6

Total average assets	$93,471	$81,312	15.0	$65,733	23.7

NM—Not meaningful

Included in noninterest income are net gains and losses on investment securities and carried interest from our sponsored debt funds and strategic investments. All components of loss before income tax expense discussed below are net of noncontrolling interests.

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

A summary of noninterest income for SVB Analytics and Sponsored Debt Funds & Strategic Investments is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change 2010/2009	2008	% Change 2009/2008
SVB Analytics	$7,856	$6,709	17.1%	$7,809	(14.1)%
Sponsored Debt Funds & Strategic Investments	6,942	(631)	NM	(3,848)	(83.6)

Total noninterest income	$14,798	$6,078	143.5	$3,961	53.4

NM—Not meaningful

2010 compared to 2009

Noninterest income increased by $8.7 million, primarily due to net gains on investment securities from our Sponsored Debt Funds & Strategic Investments, as well as an increase in SVB Analytics’ revenues. Other Business Services’ components of noninterest income primarily include the following:

•

Net gains on investment securities of $5.5 million in 2010, compared to net losses of $0.5 million in 2009. The net gains on investment securities of $5.5 million in 2010 were due to net gains of $4.7 million primarily from investments in debt funds attributable to operating results and unrealized valuation gains, net gains of $1.6 million from distributions from certain strategic venture capital fund investments, and net gains of $0.8 million attributable to operating results from one of our direct equity investments in a privately held company. These gains were partially offset by net losses of $1.7 million due to other-than-temporary impairment of certain strategic venture capital investments.

•	Net gains from currency revaluation adjustments of $0.5 million in 2010 related to one of our debt funds.
•

An increase in SVB Analytics’ revenues to $7.9 million in 2010, compared to $6.7 million in 2009, primarily as a result of an increase in the number of valuations performed for clients, partially offset by a reduction in the average fee earned per valuation.

Noninterest expense decreased by $1.0 million in 2010, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill recognized in the first quarter of 2009 resulting from changes in our outlook for eProsper’s future financial performance. This decrease was partially offset by an increase in compensation and benefits expense of $2.5 million at SVB Analytics, attributable to an increase in incentive compensation and ESOP expenses, as well as an increase in salaries and wages expense as a result of merit increases.

2009 compared to 2008

Noninterest income increased by $2.1 million in 2009, primarily due to lower net losses on investment securities in 2009, partially offset by a lower number of valuations performed by SVB Analytics. Other Business Services’ components of noninterest income primarily include the following:

•

Net losses on investment securities of $0.5 million in 2009, compared to net losses of $4.2 million in 2008. The net losses on investment securities of $0.5 million in 2009 were primarily due to $4.4 million losses from other-than-temporary impairment of certain strategic venture capital and private equity fund investments, partially offset by net gains of $3.8 million from two of our venture debt fund investments.

•

Decrease in SVB Analytics’ revenues of $1.1 million to $6.7 million in 2009, compared to $7.8 million in 2008, primarily as a result of a lower number of valuations performed to 682 in 2009, compared to 834 in 2008.

Noninterest expense increased by $4.5 million in 2009, primarily due to a non-tax deductible charge of $4.1 million related to impairment of goodwill recognized in the first quarter of 2009 resulting from changes in our outlook for eProsper’s future financial performance. Additionally, there was an increase in compensation and benefits expense, primarily attributable to the growth in the number of average FTE employees at SVB Analytics, which increased to 37 in 2009, compared to 31 in 2008.

Consolidated Financial Condition

Our total assets were $17.5 billion at December 31, 2010, an increase of $4.7 billion, or 36.5 percent, compared to $12.8 billion at December 31, 2009, which increased $2.8 billion, or 28.2 percent compared to $10.0 billion at December 31, 2008. The increase in 2010 was primarily due to significant increases in our available-for-sale securities portfolio due to the growth in our deposit balances. The increase in 2009 was primarily due to significant increases in cash and investment securities due to the growth in our deposit balances.

Cash and Due from Banks

Cash and due from banks totaled $2.7 billion at December 31, 2010, a decrease of $781.9 million, or 22.6 percent, compared to $3.5 billion at December 31, 2009. The decrease was primarily due to the investment of excess cash previously held at the Federal Reserve into available-for-sale securities, partially offset by increases in cash from deposit growth. The increase in our deposit balances was primarily due to the continued lack of attractive market investment opportunities for our deposit clients.

As of December 31, 2010 and December 31, 2009, $2.2 billion and $3.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $246.3 million and $171.6 million, respectively.

Federal Funds Sold, Securities Purchased under Agreements to Resell, and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $403.7 million at December 31, 2010, an increase of $345.5 million, compared to $58.2 million at December 31, 2009. The increase was primarily due to the investment of net proceeds of $344.5 million from our issuance of 5.375% senior notes in September 2010. These proceeds were invested in short-term agency discount notes.

Investment Securities

Investment securities totaled $8.6 billion at December 31, 2010, an increase of $4.1 billion, or 92.3 percent, compared to $4.5 billion at December 31, 2009, an increase of $2.7 billion, or 151.7 percent, compared to $1.8 billion at December 31, 2008. The increase in 2010 was primarily related to purchases of variable rate agency-issued collateralized mortgage obligations and U.S. agency debentures, which were purchased with the excess cash from our continued deposit growth.

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business. The following table presents a profile of our investment securities portfolio at December 31, 2010, 2009 and 2008:

	December 31,
(Dollars in thousands)	2010	2009	2008
Available-for-sale securities, at fair value:
U.S. treasury securities	$26,410	$26,047	$—
U.S. agency debentures	2,835,093	891,753	113,603
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,248,510	1,410,630	448,594
Agency-issued collateralized mortgage obligations—fixed rate	830,466	1,372,375	483,275
Agency-issued collateralized mortgage obligations—variable rate	2,879,525	—	—
Non agency mortgage-backed securities	—	83,696	115,330
Commercial mortgage-backed securities	—	48,801	47,481
Municipal bonds and notes	97,580	102,877	108,755
Equity securities	383	2,009	153

Total available-for-sale securities	7,917,967	3,938,188	1,317,191

Non-marketable securities:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	391,247	271,316	242,645
Other venture capital investments	111,843	96,577	82,444
Other investments	981	1,143	1,547
Non-marketable securities (equity method accounting):
Other investments	67,031	59,660	27,000
Low income housing tax credit funds	27,832	26,797	31,510
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	110,466	86,019	69,971
Other venture capital investments	12,120	12,019	12,089

Total non-marketable securities	721,520	553,531	467,206

Total investment securities	$8,639,487	$4,491,719	$1,784,397

Available-for-Sale Securities

Our available-for-sale portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our capital needs, liquidity, credit diversification, and asset/liability strategies. Available-for-sale securities totaled $7.9 billion at December 31, 2010, an increase of $4.0 billion, or 101.1 percent, from $3.9 billion at December 31, 2009, which increased by $2.6 billion, or 199.0 percent, from $1.3 billion at December 31, 2008. The increase in 2010 was primarily due to the addition of $2.9 billion in LIBOR based variable rate agency-issued collateralized mortgage obligations and an increase of $1.9 billion in U.S. agency debentures, partially offset by a $541.9 million decrease in fixed rate agency-issued collateralized mortgage obligations and a $162.1 million decrease in agency-issued mortgage-backed securities.

The increase in 2009 was primarily due to a $962.0 million increase in our agency-issued mortgage-backed securities, an $889.1 million increase in our fixed rate agency-issued collateralized mortgage obligations and a $778.2 million increase in U.S. agency debentures.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2010, estimated portfolio duration was 2.5 years, compared to 2.3 years at December 31, 2009.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and investments in Sponsored Debt Funds & Strategic Investments as part of our investment funds management business and include funds of funds, co-investment funds and debt funds, as well as direct equity investments in portfolio companies and fund investments. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable securities compared to the amounts attributable to SVBFG.

Non-marketable securities of $721.5 million as of December 31, 2010, increased by $168.0 million or 30.3 percent, from $553.5 million as of December 31, 2009, which increased by $86.3 million or 18.5 percent, from $467.2 million at December 31, 2008.

The increase in non-marketable securities of $168.0 million in 2010 was primarily related to the following:

•

An increase of $119.9 million in venture capital and private equity fund investments accounted for using investment company fair value accounting from our managed funds of funds primarily due to additional capital calls for fund investments, as well as from unrealized valuation gains.

•

An increase of $24.4 million in venture capital and private equity fund investments accounted for using cost method accounting primarily related to capital calls paid to fund investments made by SVB Financial which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain investments of SVB Financial.

•

An increase of $15.3 million in other venture capital investments accounted for using investment company fair value accounting primarily related to additional investments from our managed co-investment funds.

The increase in non-marketable securities of $86.3 million in 2009 was primarily related to the following:

•

An increase of $32.7 million in other investments accounted for using equity method accounting primarily related to additional investments made by SVB Financial in venture debt funds, equity investments, and fund investments.

•

An increase of $28.7 million in venture capital and private equity fund investments accounted for using investment company fair value accounting due to additional capital calls paid by our managed funds of funds.

•

An increase of $16.0 million in venture capital and private equity fund investments accounted for using cost method accounting primarily related to investment commitments made by SVB Financial which were originally intended to be transferred to certain new managed funds of funds.

•

An increase of $14.1 million in other venture capital investments accounted for using investment company fair value accounting related primarily to additional investments from our managed co-investment funds.

The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2010, 2009 and 2008:

	December 31,
	2010		2009		2008
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)	$391,247	$69,676	$271,316	$39,150	$242,645	$21,188
Other venture capital investments (2)	111,843	10,504	96,577	9,577	82,444	7,409
Other investments	981	491	1,143	571	1,547	774
Non-marketable securities (equity method accounting):
Other investments	67,031	67,031	59,660	58,875	27,000	26,125
Low income housing tax credit funds	27,832	27,832	26,797	26,797	31,510	31,510
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	110,466	110,466	86,019	86,019	69,971	69,971
Other venture capital investments	12,120	12,120	12,019	12,019	12,089	12,089

Total non-marketable securities	$721,520	$298,120	$553,531	$233,008	$467,206	$169,066

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2010, 2009 and 2008:

	December 31,
	2010		2009		2008
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$44,722	$5,618	$50,508	$6,345	$65,985	$8,289
SVB Strategic Investors Fund II, LP	94,694	8,117	85,820	7,356	94,161	8,071
SVB Strategic Investors Fund III, LP	146,613	8,607	102,568	6,022	80,780	4,742
SVB Strategic Investors Fund IV, LP	40,639	2,032	13,677	684	1,719	86
SVB Capital Preferred Return Fund, LP	23,071	12,262	8,330	8,330	—	—
SVB Capital—NT Growth Partners, LP	28,624	24,434	10,413	10,413	—	—
SVB Capital Partners II, LP	4,506	229	—	—	—	—
Other private equity fund	8,378	8,377	—	—	—	—

Total venture capital and private equity fund investments	$391,247	$69,676	$271,316	$39,150	$242,645	$21,188

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2010, 2009 and 2008:

	December 31,
	2010		2009		2008
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$21,371	$2,286	$24,023	$2,569	$24,188	$2,587
SVB Capital Partners II, LP	51,545	2,618	36,847	1,871	38,234	1,942
SVB India Capital Partners I, LP	38,927	5,600	35,707	5,137	20,022	2,880

Total other venture capital investments	$111,843	$10,504	$96,577	$9,577	$82,444	$7,409

Loans

The following table details the composition of the loan portfolio, net of unearned income as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Commercial loans:
Software	$1,820,385	$1,381,669	$1,730,051	$1,314,252	$1,002,105
Hardware	561,610	551,545	918,546	624,207	774,205
Clean technology	159,502	71,550	—	—	—
Venture capital/private equity	1,036,077	925,330	1,058,030	769,776	477,264
Life science	568,739	514,879	597,632	405,666	349,764
Premium wine (1)	144,972	143,062	150,286	124,480	129,577
Other	303,492	158,666	210,759	208,010	120,157

Commercial loans (2)	4,594,777	3,746,701	4,665,304	3,446,391	2,853,072

Real estate secured loans:
Premium wine (1)	312,255	298,839	269,564	251,028	246,251
Consumer loans (3)	361,704	241,284	223,012	178,823	160,019

Real estate secured loans	673,959	540,123	492,576	429,851	406,270

Construction loans (4)	60,178	59,926	48,062	51,808	37,451
Consumer loans	192,823	201,344	300,311	223,680	185,609

Total loans, net of unearned income (5)	$5,521,737	$4,548,094	$5,506,253	$4,151,730	$3,482,402

(1)	Included in our premium wine portfolio are gross construction loans of $119.0 million, $122.1 million, $114.6 million, $121.7 million and $118.5 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(2)	Included within our commercial loans portfolio are business credit card loans to commercial clients. At December 31, 2010 and 2009, our business credit card loans portfolio totaled $32.5 million and $24.6 million, respectively. We did not have any business credit card loans at December 31, 2008, 2007 and 2006.
(3)	Consumer loans secured by real estate at December 31, 2010, 2009, 2008, 2007 and 2006 were comprised of the following:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Loans for personal residences	$189,039	$64,678	$58,702	$45,061	$32,378
Loans to eligible employees	88,510	86,147	74,762	48,966	35,560
Home equity lines of credit	84,155	90,459	89,548	84,796	92,081

Consumer loans secured by real estate	$361,704	$241,284	$223,012	$178,823	$160,019

(4)	Construction loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(5)	Unearned income was $45.5 million, $34.9 million, $45.4 million, $26.4 million and $27.2 million in 2010, 2009, 2008, 2007 and 2006, respectively.

The increase in commercial loans from December 31, 2009 to December 31, 2010 came from all our client industry segments, with particularly strong growth in loans to software industry clients. During 2010, we added 1,227 new loan clients, resulting in $1.5 billion in new funded loans, compared to 1,054 new loan clients in 2009, resulting in $679.1 million in new funded loans.

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

	December 31, 2010		December 31, 2009
Industry sector (dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$1,838,996	33.0%	$1,394,848	30.4%
Hardware	567,352	10.2	556,807	12.2
Clean technology	161,133	2.9	72,233	1.6
Venture capital/private equity	1,046,670	18.8	936,693	20.4
Life science	574,554	10.3	519,791	11.4
Premium wine	144,953	2.6	143,114	3.1
Other	306,594	5.5	160,179	3.5

Total commercial loans	4,640,252	83.3	3,783,665	82.6

Real estate secured loans:
Premium wine	312,215	5.6	298,947	6.5
Consumer loans	361,607	6.5	241,284	5.3

Total real estate secured loans	673,822	12.1	540,231	11.8

Construction loans	60,360	1.1	60,336	1.3
Consumer loans	192,771	3.5	198,734	4.3

Total gross loans	$5,567,205	100.0%	$4,582,966	100.0%

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2010:

(Dollars in thousands)	December 31, 2010
	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$687,549	$297,053	$525,097	$299,297	$30,000	$1,838,996
Hardware	225,095	157,458	99,039	51,418	34,342	567,352
Clean technology	53,243	29,019	40,951	—	37,920	161,133
Venture capital/private equity	237,766	210,297	189,209	70,324	339,074	1,046,670
Life science	200,256	92,648	92,085	21,160	168,405	574,554
Premium wine (1)	72,019	13,589	52,845	6,500	—	144,953
Other	81,178	24,410	66,404	20,198	114,404	306,594

Commercial loans	1,557,106	824,474	1,065,630	468,897	724,145	4,640,252

Real estate secured loans:
Premium wine (1)	106,335	82,020	76,546	47,314	—	312,215
Consumer loans (2)	282,293	32,989	46,325	—	—	361,607

Real estate secured loans	388,628	115,009	122,871	47,314	—	673,822

Construction loans	24,342	21,703	14,315	—	—	60,360
Consumer loans (2)	71,411	32,303	49,857	—	39,200	192,771

Total gross loans	$2,041,487	$993,489	$1,252,673	$516,211	$763,345	$5,567,205

(1)	Premium Wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At December 31, 2010, gross loans (individually or in the aggregate) totaling $1.3 billion, or 23.0 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 38 clients, and of these loans, none were on nonaccrual status as of December 31, 2010.

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2009:

(Dollars in thousands)	December 31, 2009
	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$701,055	$171,299	$281,376	$173,901	$67,217	$1,394,848
Hardware	269,009	86,736	86,222	71,577	43,263	556,807
Clean technology	27,926	—	24,193	20,114	—	72,233
Venture capital/private equity	238,869	149,289	176,807	136,305	235,423	936,693
Life science	285,646	84,781	103,697	45,667	—	519,791
Premium wine (1)	70,809	18,729	38,661	14,915	—	143,114
Other	74,401	18,765	46,888	20,125	—	160,179

Commercial loans	1,667,715	529,599	757,844	482,604	345,903	3,783,665

Real estate secured loans:
Premium wine (1)	98,244	82,202	56,630	61,871	—	298,947
Consumer loans (2)	152,786	48,434	—	20,207	19,857	241,284

Real estate secured loans	251,030	130,636	56,630	82,078	19,857	540,231

Construction loans	20,358	18,212	21,766	—	—	60,336
Consumer loans (2)	108,263	33,356	10,000	—	47,115	198,734

Total gross loans	$2,047,366	$711,803	$846,240	$564,682	$412,875	$4,582,966

(1)	Premium Wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At December 31, 2009, gross loans (individually or in the aggregate) totaling $977.6 million, or 21.3 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 33 clients, and of these loans $20.4 million were on nonaccrual status as of December 31, 2009.

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Clients across all industry segments and loan categories have been affected by the weakened economic environment in recent periods. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practices, service our emerging or early-stage clients. Loans provided to early-stage, venture-backed company clients represent a relatively small percentage of our portfolio at approximately 9 percent of total gross loans at December 31, 2010, compared to 11 percent at December 31, 2009. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital and private equity firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At December 31, 2010, our lending to venture capital/private equity firms represented 18.8 percent of total gross loans, compared to 20.4 percent of total gross loans at December 31, 2009. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At December 31, 2010, our asset-based lending, which consists primarily of working capital lines, and our accounts receivable factoring represented 8.5 percent and 6.5 percent, respectively, of total gross loans, compared to 7.8 percent and 6.5 percent, respectively at December 31, 2009. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business which could be impacted.

Approximately 45.9 percent and 6.6 percent of our outstanding total gross loan balances as of December 31, 2010 were to borrowers based in the states of California and Massachusetts, respectively, compared to 44.9 percent and 9.0 percent, respectively, as of December 31, 2009. Other than California, there are no states with balances greater than 10 percent.

As of December 31, 2010, 74.1 percent, or $4.1 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 71.8 percent, or $3.3 billion, as of December 31, 2009. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2010, for fixed and variable rate loans:

(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial loans:
Software	$54,809	$242,313	$—	$297,122
Hardware	17,896	107,458	—	125,354
Clean technology	4,254	47,766	—	52,020
Venture capital/private equity	29,314	8,784	—	38,098
Life science	29,982	196,996	80,000	306,978
Premium wine	3,668	14,081	8,768	26,517
Other	78,653	15,370	—	94,023

Total commercial loans	218,576	632,768	88,768	940,112

Real estate secured loans:
Premium wine	11,745	61,273	150,504	223,522
Consumer loans	10,965	56,336	173,040	240,341

Total real estate secured loans	22,710	117,609	323,544	463,863

Construction loans	23,920	5,991	6,015	35,926
Consumer loans	84	1,528	—	1,612

Total fixed-rate loans	$265,290	$757,896	$418,327	$1,441,513

Variable-rate loans:
Commercial loans:
Software	$395,836	$1,146,038	$—	$1,541,874
Hardware	179,907	262,091	—	441,998
Clean technology	27,196	74,122	7,795	109,113
Venture capital/private equity	770,342	229,979	8,251	1,008,572
Life science	51,596	215,980	—	267,576
Premium wine	71,186	47,250	—	118,436
Other	100,174	112,397	—	212,571

Total commercial loans	1,596,237	2,087,857	16,046	3,700,140

Real estate secured loans:
Premium wine	25,993	38,876	23,824	88,693
Consumer loans	1,341	70,123	49,802	121,266

Total real estate secured loans	27,334	108,999	73,626	209,959

Construction loans	24,234	171	29	24,434
Consumer loans	162,987	24,867	3,305	191,159

Total variable-rate loans	$1,810,792	$2,221,894	$93,006	$4,125,692

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

Loan Administration

The Directors’ Loan Committee (“DLC”), of our Board of Directors oversees our credit policies. Our DLC periodically reviews, and approves where appropriate, our credit policies, our loan underwriting, approval, and monitoring activities.

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

Credit Quality Indicators

In July 2010, the FASB issued a new accounting standard which requires the addition of new disclosures and enhances existing disclosure requirements already included in the guidance for credit quality and the allowance for credit losses and does not have an impact on our financial position, results of operations or stockholders’ equity. We adopted this standard as part of our December 31, 2010 reporting, and these disclosures are included in Note 8—“Loans and Allowance for Loan Losses” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report. A majority of the disclosures are enhancements to existing requirements, which requires us to provide a breakout of our allowance for loan losses, charge-off information and other credit quality metrics by client industry segments (i.e., Hardware, Software, etc.).

In addition, we are required to provide a new disclosure that summarizes our financing receivables by credit quality indicators. As of December 31, 2010, our criticized loans represented 7.0 percent of our total gross loans. This compares to 11.0 percent at December 31, 2009, 13.0 percent at December 31, 2008, 8.6 percent at December 31, 2007 and 8.1 percent at December 2006. A majority of our criticized loans are from our SVB Accelerator practice, serving our emerging or early stage clients, and make up about 10 percent of our loan portfolio. It is common for an early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion their life cycle. We believe that our current criticized loan levels are representative of ongoing levels of criticized assets.

Credit Quality and Allowance for Loan Losses

The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance, beginning of year	$72,450	$107,396	$47,293	$42,747	$36,785
Charge-offs:
Commercial loans:
Software	(16,230)	(38,869)	(26,702)	(12,088)	(4,418)
Hardware	(10,568)	(58,261)	(8,077)	(6,044)	(9,430)
Venture capital/private equity	—	(10,635)	—	(326)	—
Life science	(17,629)	(16,853)	(2,725)	(787)	—
Premium wine	(1,457)	(3,107)	(309)	(4)	(18)
Other	(4,866)	(2,245)	(2,326)	(29)	—

Total commercial loans	(50,750)	(129,970)	(40,139)	(19,278)	(13,866)

Consumer loans	(489)	(13,600)	(7,676)	(100)	(199)

Total charge-offs	(51,239)	(143,570)	(47,815)	(19,378)	(14,065)

Recoveries:
Commercial loans:
Software	5,838	2,284	3,931	3,253	1,637
Hardware	5,715	12,645	2,441	3,377	2,497
Venture capital/private equity	—	—	294	28	—
Life science	3,738	2,708	252	11	1,150
Premium wine	222	55	170	66	1,415
Other	737	413	113	353	3,359

Total commercial loans	16,250	18,105	7,201	7,088	10,058

Consumer loans	538	339	4	—	92

Total recoveries	16,788	18,444	7,205	7,088	10,150

Provision for loan losses	44,628	90,180	100,713	16,836	9,877

Balance, end of year	$82,627	$72,450	$107,396	$47,293	$42,747

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
Commercial loans:
Software	$29,288	33.0%	$24,209	30.4%	$29,007	31.4%	$16,155	31.6%	$17,596	28.8%
Hardware	14,688	11.6	16,194	13.2	21,604	16.7	12,826	15.0	16,753	22.2
Venture capital/private equity	8,241	18.8	5,664	20.4	30,540	19.2	7,200	18.5	2,736	13.7
Life science	9,077	10.5	9,651	11.4	7,989	10.8	3,370	9.8	2,960	10.0
Premium wine	5,492	8.2	4,652	9.7	4,094	7.6	3,358	9.0	724	10.7
Other	5,318	7.9	3,877	5.3	3,717	4.9	2,289	6.5	1,139	4.7

Total commercial loans	72,104	90.0	64,247	90.4	96,951	90.6	45,198	90.4	41,908	90.1

Consumer loans	10,523	10.0	8,203	9.6	10,445	9.4	2,095	9.6	839	9.9

Total	$82,627	100.0%	$72,450	100.0%	$107,396	100.0%	$47,293	100.0%	$42,747	100.0%

(1)	Represents loan category as a percentage of total gross loans as of year end.

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

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$44	$2,456	$2,330	$—	$—
Impaired loans	39,426	50,227	84,919	7,634	10,977

Total gross nonperforming loans	39,470	52,683	87,249	7,634	10,977
OREO	—	220	1,250	1,908	5,677

Total nonperforming assets	$39,470	$52,903	$88,499	$9,542	$16,654

Nonperforming loans as a percentage of total gross loans	0.71%	1.15%	1.57%	0.18%	0.31%
Nonperforming assets as a percentage of total assets	0.23	0.41	0.88	0.14	0.27
Allowance for loan losses	$82,627	$72,450	$107,396	$47,293	$42,747
As a percentage of total gross loans	1.48%	1.58%	1.93%	1.13%	1.22%
As a percentage of total gross nonperforming loans	209.34	137.52	123.09	619.50	389.42
Allowance for loan losses for impaired loans	$6,936	$8,868	$25,911	$1,391	$139
As a percentage of total gross loans	0.12%	0.19%	0.47%	0.03%	—%
As a percentage of total gross nonperforming loans	17.57	16.83	29.70	18.22	1.27
Allowance for loan losses for total gross performing loans	$75,691	$63,582	$81,485	$45,902	$42,608
As a percentage of total gross loans	1.36%	1.39%	1.47%	1.10%	1.21%
As a percentage of total gross performing loans	1.37	1.40	1.49	1.10	1.22
Reserve for unfunded credit commitments (1)	$17,414	$13,331	$14,698	$13,446	$14,653
Total gross loans	5,567,205	4,582,966	5,551,636	4,178,098	3,509,560
Total gross performing loans	5,527,735	4,530,283	5,464,387	4,170,464	3,498,583
Total unfunded credit commitments	6,270,505	5,338,726	5,630,486	4,938,625	4,058,413

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for (Reduction of) Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Nonaccrual Loans

The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Commercial loans:
Software	$3,292	$8,059	$6,140	$2,566	$1,101
Hardware	3,824	15,823	5,827	370	3,571
Venture capital/private equity	—	—	43,965	—	—
Life science	3,412	1,833	5,008	—	—
Premium wine	6,162	285	—	4,476	4,787
Other	2,177	2,901	1,260	—	1,518

Total commercial loans	18,867	28,901	62,200	7,412	10,977

Consumer loans:
Real estate secured loans	20,559	21,165	20,227	—	—
Other consumer loans	—	161	2,492	222	—

Total consumer loans	20,559	21,326	22,719	222	—

Total nonaccrual loans	$39,426	$50,227	$84,919	$7,634	$10,977

If the impaired loans for 2010, 2009, 2008, 2007, and 2006 had not been impaired, $3.1 million, $7.7 million, $0.5 million, $0.7 million and $0.6 million in interest income would have been recorded.

Goodwill

There was no remaining goodwill as of December 31, 2010 and December 31, 2009. During the first quarter of 2009, we conducted an assessment of goodwill of eProsper, in accordance with ASC 350, based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a non-cash non tax-deductible charge to continuing operations during 2009.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets as of December 31, 2010 and 2009 is as follows:

	December 31,
(Dollars in thousands)	2010	2009	% Change
Derivative assets, gross (1)	$115,222	$106,623	8.1%
Deferred tax assets	41,871	53,037	(21.1)
Accrued interest receivable	47,830	44,265	8.1
FHLB and FRB stock	38,618	38,888	(0.7)
Prepaid FDIC assessments	17,530	28,178	(37.8)
Foreign exchange spot contract assets, gross	13,335	13,653	(2.3)
Marketable securities	9,268	33	NM
OREO	—	220	(100.0)
Other assets	44,513	44,550	(0.1)

Total accrued interest receivable and other assets	$328,187	$329,447	(0.4)

NM—Not meaningful

(1)	See “Derivatives, Net” section below.

Deferred Tax Assets

Our deferred tax assets balance was $41.9 million at December 31, 2010, compared to $53.0 million at December 31, 2009. The decrease was primarily due to the change in the deferred tax liability balance relating to the increase in the fair value of our available-for-sale securities portfolio.

Prepaid FDIC Assessments

In November 2009 the FDIC required insured financial institutions to prepay their estimated quarterly risk-based assessments for the 2010 through 2012. The decrease of $10.6 million was due to the amortization of this prepayment during 2010.

Marketable Securities

Marketable securities represent investments that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded securities. The increase of $9.2 million was primarily due to the IPO of one of our portfolio companies in 2010.

Derivatives, Net

Derivative instruments are recorded as a component of other assets or other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net as of December 31, 2010 and 2009:

	December 31,
(Dollars in thousands)	2010	2009	% Change
Assets (liabilities):
Equity warrant assets	$47,565	$41,292	15.2%
Interest rate swaps—assets	52,017	46,895	10.9
Foreign exchange forward and option contracts—assets	11,349	18,436	(38.4)
Loan conversion options—assets	4,291	—	—
Foreign exchange forward and option contracts—liabilities	(10,267)	(15,870)	(35.3)

Total derivatives, net	$104,955	$90,753	15.6

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in private, venture-backed companies in the technology and life science industries. At December 31, 2010, we held warrants in 1,157 companies, compared to 1,225 companies at December 31, 2009. The change in fair value of equity warrant assets is recorded in gains (losses) on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the years ended December 31, 2010 and 2009, respectively:

	Year ended December 31,
(Dollars in thousands)	2010	2009
Balance, beginning of period	$41,292	$43,659
New equity warrant assets	8,654	6,109
Non-cash increases in fair value	4,520	3,527
Exercised equity warrant assets	(3,413)	(7,575)
Terminated equity warrant assets	(3,488)	(4,428)

Balance, end of period	$47,565	$41,292

Interest Rate Swaps

For information on our interest rate swaps, see Note 13—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at December 31, 2010 and 2009 amounted to $1.1 million and $2.6 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 13—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Loan Conversion Options

In connection with negotiating certain credit facilities through our relationship with management of one of our sponsored debt funds, we occasionally obtain loan facilities with convertible options. The convertible notes may be converted into a certain number of shares determined by dividing the principal amount of the loan by the applicable conversion price. Because our loan conversion options have underlying and notional values, had no initial net investment, and can be net settled, these assets qualify as derivative instruments. We value our loan conversion options using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. Loan conversion options are recorded at fair value in other assets, while changes in their fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Deposits

The following table presents the composition of our deposits as of the three most recent year-ends.

	December 31,
(Dollars in thousands)	2010	2009	2008
Noninterest-bearing demand	$9,011,538	$6,298,988	$4,419,965
Negotiable order of withdrawal (NOW)	69,287	53,200	58,133
Money market	2,272,883	1,292,215	1,213,086
Money market deposits in foreign offices	98,937	49,722	53,123
Sweep	2,501,466	2,305,502	1,349,965
Time	382,830	332,310	379,200

Total deposits	$14,336,941	$10,331,937	$7,473,472

The increase in deposits of $4.0 billion in 2010 from 2009 was primarily due to increases in our noninterest-bearing demand deposits of $2.7 billion and money market deposits of $980.7 million. These increases were primarily due to the continued lack of attractive market investment opportunities for our deposit clients.

The increase in deposits of $2.9 billion in 2009 from 2008 was primarily due to increases in our noninterest-bearing demand deposits of $1.9 billion and our interest-bearing sweep deposits of $955.5 million. These increases were primarily the result of our clients’ preference for the security of unlimited insurance provided by the FDIC and their desire to maintain short-term liquidity, the continued low interest rate environment, and the discontinuation of a third party off-balance sheet sweep product, primarily due to our decision to utilize our own on-balance sheet sweep product.

At December 31, 2010, 37.1 percent of our total deposits were interest-bearing deposits, compared to 39.0 percent at December 31, 2009 and 40.9 percent at December 31, 2008.

At December 31, 2010, the aggregate amount of time deposit accounts individually equal to or greater than $100,000 totaled $343.5 million, compared to $281.2 million at December 31, 2009 and $326.8 million at December 31, 2008. At December 31, 2010, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. The maturity profile of our time deposits as of December 31, 2010 is as follows:

	December 31, 2010
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$130,057	$123,479	$84,797	$5,200	$343,533
Other time deposits	23,518	7,089	8,580	110	39,297

Total time deposits	$153,575	$130,568	$93,377	$5,310	$382,830

Short-Term Borrowings

The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Other short-term borrowings (1)	$37,245	0.13%	$38,755	0.05%	$62,120	0.12%

Total short-term borrowings	$37,245	0.13	$38,755	0.05	$62,120	0.12

(1)	Represents cash collateral called from counterparties for our interest rate swap agreements related to our 5.70% Senior notes and 6.05% Subordinated notes.

Average daily balances and maximum month-end balances for our short-term borrowings in 2010, 2009 and 2008 are as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Average daily balances:
Federal Funds purchased (1)	$2,211	$342	$222,048
FHLB advances	—	—	79,740
Securities sold under agreements to repurchase	—	—	2,818
Other short-term borrowings	47,761	45,791	290

	$49,972	$46,133	$304,896

Maximum month-end balances:
Federal Funds purchased	$—	$—	$640,000
FHLB advances	—	—	300,000
Securities sold under agreements to repurchase	—	—	5,360
Other short-term borrowings	59,735	56,450	62,120

(1)	We regularly test availability and access to overnight borrowings in the Fed Funds market as part of our liquidity risk management practices.

Long-Term Debt

The following table represents outstanding long-term debt at December 31, 2010, 2009 and 2008:

	December 31,
(Dollars in thousands)	2010	2009	2008
FHLB advances	$—	$—	$100,000
5.375% senior notes	347,601	—	—
5.70% senior notes	265,613	269,793	279,370
6.05% subordinated notes	285,937	276,541	313,953
3.875% convertible notes	249,304	246,991	244,783
7.0% junior subordinated debentures	55,548	55,986	55,914
4.99% long-term notes payable	5,257	7,339	—
8.0% long-term notes payable	—	—	1,403

Total long-term debt	$1,209,260	$856,650	$995,423

The increase in our long-term debt in 2010 was primarily due to the issuance of $350 million in 5.375% senior notes in September 2010. We intend to use approximately $250 million of the net proceeds from the sale of the notes to meet obligations due on the unconverted portion of our 3.875% Convertible Notes due on April 15, 2011. The remaining net proceeds will be used for general corporate purposes, including working capital.

The decrease in our long-term debt in 2009 was primarily due to the maturity of $50 million in FHLB advances in May 2009 and the prepayment of $50 million in FHLB advances in September 2009 (originally due in November 2009), as well as the change in fair value of the interest rate swaps associated with our 5.70% Senior notes and 6.05% Subordinated notes.

For a description of our long-term debt, please refer to Note 12—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Liabilities

A summary of other liabilities as of December 31, 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	% Change
Accrued compensation	$79,068	$37,873	108.8%
Foreign exchange spot contract liabilities, gross	16,705	19,638	(14.9)
Derivative liabilities, gross (1)	10,267	15,870	(35.3)
Reserve for unfunded credit commitments	17,414	13,331	30.6
Other	72,583	53,235	36.3

Total other liabilities	$196,037	$139,947	40.1

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation includes amounts for vacation time, our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. For a description of our variable compensation plans please refer to Note 16—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report. Accrued compensation increased by $41.2 million in 2010 as a result of us exceeding our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009.

Reserve for Unfunded Credit Commitments

The level of reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We recognized a provision for unfunded credit commitments of $4.1 million in 2010, compared to a reduction of provision of $1.4 million in 2009. The provision in 2010 is a function of the increase in our total unfunded credit commitments balance, the composition of commitments and the application of the reserve methodology to our unfunded loan portfolio. Total unfunded credit commitments balance increased to $6.3 billion as of December 31, 2010, compared to $5.3 billion as of December 31, 2009.

Noncontrolling Interests

Noncontrolling interests totaled $473.9 million and $345.8 million at December 31, 2010 and 2009, respectively. The increase of $128.1 million was primarily due to equity transactions, which included $95.1 million of contributed capital from investors in four of our managed funds of funds for investing in limited partnerships, as well as net income attributable to noncontrolling interests of $41.9 million in 2010, primarily from two of our managed funds of funds.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and unexpected credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities. Our management engages, in consultation with our Finance Committee of the Board of Directors, in a regular capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments.

In December 2008, we participated in the CPP, under which we received $235 million in exchange for issuing shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and a warrant to purchase common stock to the Treasury. As a participant in CPP, we were subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices. In December 2009, we redeemed from the Treasury all 235,000 outstanding shares of Series B Preferred Stock, having a liquidation amount equal to $1,000 per share. The aggregate total redemption price paid by us to the Treasury for the Series B Preferred Stock was $235 million, plus $1.2 million of accrued and unpaid dividends. During our participation in the CPP from December 2008 to December 2009, we paid dividends totaling $12.1 million.

In connection with the redemption, we recorded a one-time, non-cash charge of $11.4 million in the fourth quarter of 2009 to account for the difference between the redemption price and the carrying amount of the Series B Preferred Stock, or the accelerated amortization of the applicable discount on the shares.

Common Stock

In June 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our prior participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). The total cash repurchase price paid to the U.S. Treasury was $6.8 million for the aggregate warrant. At the time of issuance, the warrant was initially exercisable for 708,116 shares of our common stock at an exercise price of $49.78 per share. However, due to our completion of a qualified equity offering during the fourth quarter of 2009, the number of shares of common stock exercisable under the warrant was reduced to 354,058 pursuant to applicable CPP rules. The repurchase of the warrant reduced our stockholders’ equity by the total cash price of $6.8 million, and did not have any impact on our net income available to common stockholders or diluted earnings per share in 2010.

In November 2009, we completed a public offering of 7,965,568 shares of common stock at an offering price of $38.50 per share. We received net proceeds of $292.1 million after deducting underwriting discounts and commissions.

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.3 billion at December 31, 2010, an increase of $146.0 million, or 12.9 percent compared to $1.1 billion at December 31, 2009. This increase was primarily the result of net income in 2010, an increase in additional-paid-in-capital from stock option exercises during 2010, and an increase in accumulated other comprehensive income primarily due to an increase in the fair value of our available-for-sale securities portfolio. For a summary of our SVBFG stockholders’ equity, please refer to the “Consolidated Statements of Stockholders’ Equity” under Part II, Item 8 in this report.

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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2010, our period-end total deposit balances increased by $4.0 billion to $14.3 billion, compared to $10.3 billion at December 31, 2009. The overall increase in deposit balances was primarily due to the lack of attractive market investment opportunities for our clients given the low interest rate environment. This growth in 2010 has been a continuing trend since 2009. In 2009, noninterest-bearing demand deposits increased in part due to clients’ preference for the security provided by unlimited FDIC insurance for noninterest-bearing transaction accounts. Under the Dodd-Frank Act, such unlimited FDIC insurance is currently available for noninterest-bearing accounts until January 1, 2013.

Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, investment securities maturing within one year, investment securities eligible and available for financing or pledging purposes with a maturity in excess of one year and anticipated near-term cash flows from investments.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 in this report.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for 2010, 2009 and 2008, respectively:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Average cash and due from banks	$232,058	$238,911	$279,520
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	3,869,781	3,333,182	507,365

Average cash and cash equivalents	$4,101,839	$3,572,093	$786,885

Percentage of total average assets	27.6%	31.5%	10.6%

Net cash provided by operating activities	$163,228	$86,963	$127,045
Net cash used for investing activities	(5,052,707)	(1,857,466)	(1,557,513)
Net cash provided by financing activities	4,453,058	2,846,631	3,184,019

Net (decrease) increase in cash and cash equivalents	$(436,421)	$1,076,128	$1,753,551

In analyzing our liquidity for 2010, 2009 and 2008, reference is made to our consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008; see “Consolidated Financial Statements and Supplemental Data” under Part II, Item 8 in this report.

Average cash and cash equivalents increased by $529.7 million to $4.1 billion in 2010, compared to $3.6 billion in 2009, primarily due to the increase in deposit balances. The increase in deposit balances was primarily due to the lack of attractive market investment opportunities due to the current low interest rate environment.

2010

Cash provided by operating activities was $163.2 million in 2010, which included net income before noncontrolling interests of $136.8 million. Significant adjustments for noncash items that increased cash provided by operating activities included $44.6 million of provision for loan losses, a $41.2 million increase in accrued compensation, $28.0 million of amortization of premiums on investment securities, $19.3 million of depreciation and amortization, $13.8 million of share-based compensation expense and a $16.7 million decrease in income tax receivable. Significant adjustments for noncash items that decreased cash provided by operating activities included $93.4 million of net gains on investment securities and $50.5 million of deferred loan fee amortization.

Cash used for investing activities was $5.1 billion in 2010. Net cash outflows included purchases of available-for-sale securities of $6.8 billion, a net increase in loans of $983.1 million, purchases of non-marketable securities of $172.8 million and purchases of premises and equipment of $27.1 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $2.8 billion, sales of non-marketable securities of $64.9 million and the recovery of $16.8 million from loans previously charged-off.

Cash provided by financing activities was $4.5 billion in 2010. Net cash inflows included increases in deposits of $4.0 billion, net proceeds from issuance of our 5.375% Senior Notes of $344.5 million, capital contributions from noncontrolling interests of $85.7 million and proceeds from issuance of common stock of $24.0 million. Net cash outflows included $6.8 million from the repurchase of a warrant under the CPP.

Cash and cash equivalents at December 31, 2010 were $3.1 billion.

2009

Cash provided by operating activities was $87.0 million in 2009, which included net income before noncontrolling interests of $10.6 million. Significant adjustments for noncash items that increased cash provided by operating activities included $90.2 million of provision for loan losses, $31.2 million in net losses on investment securities, $20.3 million of depreciation and amortization, $15.1 million of amortization of premiums on investment securities, $14.8 million in share-based compensation amortization, tax benefit of original issue discount of $10.7 million, and net changes of $3.5 million in the fair value of derivatives. Significant adjustments for noncash items that decreased cash provided by operating activities included $52.5 million of deferred loan fee amortization, $28.2 million of prepaid FDIC assessments, net changes of $14.8 million in income tax receivable, net changes of $10.0 million in accrued interest and net changes of $6.7 million in foreign exchange spot contracts.

Cash used for investing activities was $1.9 billion in 2009. Net cash outflows included purchases of available-for-sale securities of $3.3 billion and purchases of nonmarketable securities of $124.8 million. Net cash inflows included a net decrease in loans of $849.6 million, proceeds from the sales, maturities, and pay downs of available-for-sale securities of $716.0 million, proceeds from the sale of nonmarketable securities of $23.7 million, and proceeds from recoveries of charged-off loans of $18.4 million.

Cash provided by financing activities was $2.8 billion in 2009. Net cash inflows included increases in deposits of $2.9 billion and net proceeds from the issuance of common stock under our public equity offering of $292.1 million. Net cash outflows included our redemption of preferred stock under the CPP of $235.0 million and repayments of other long-term debt of $102.6 million.

Cash and cash equivalents at December 31, 2009 were $3.5 billion.

2008

Cash provided by operating activities was $127.0 million in 2008, which included net income before noncontrolling interests of $55.1 million. Significant adjustments for noncash items that increased cash provided by operating activities included $100.7 million of provision for loan losses, $22.9 million of depreciation and amortization, $14.8 million in net losses on investment securities and $13.6 million of share-based compensation amortization. Significant adjustments for noncash items that decreased cash provided by operating activities included $47.2 million of deferred loan fee amortization, a $31.5 million decrease in accrued compensation and $11.5 million of net changes in the fair value of derivatives.

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

Cash provided by financing activities was $3.2 billion in 2008. Net cash inflows included increases in deposits of $2.9 billion, net proceeds of $222.7 million from the issuance of our 3.875% Convertible Notes, note hedge and warrant, $235.0 million from the issuance of preferred stock and a common stock warrant under the CPP, net capital contributions from noncontrolling interests of $99.4 million and proceeds from the issuance of our common stock and Employee Stock Purchase Plan (“ESPP”) of $32.8 million. Net cash outflows included the settlement of our Zero-Coupon Convertible Notes of $149.7 million, principal payments of other long-term debt of $51.3 million, common stock repurchases of $45.6 million and decreases in short-term borrowings of $27.9 million.

Cash and cash equivalents at December 31, 2008 were $2.4 billion.

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. To be classified as “adequately capitalized” under these capital guidelines, minimum ratios for total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratio for bank holding companies and banks are 8.0%, 4.0% and 4.0%, respectively.

To be classified as “well capitalized” under these capital guidelines, minimum ratios for total risk-based capital and Tier 1 risk-based capital for bank holding companies and banks are 10.0% and 6.0%, respectively. Under the same capital adequacy guidelines, a well-capitalized state member bank must maintain a minimum Tier 1 leverage ratio of 5.0%. There is no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.

The Federal Reserve has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided below.

Regulatory capital ratios for SVB Financial and the Bank were in excess of federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2010, 2009 and 2008. See Note 20—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial and the Bank are set forth below:

	December 31,
	2010	2009	2008
SVB Financial:
Total risk-based capital ratio	17.35%	19.94%	17.58%
Tier 1 risk-based capital ratio	13.63	15.45	12.51
Tier 1 leverage ratio	7.96	9.53	13.00
Tangible common equity to tangible assets ratio (1)	7.27	8.78	7.64
Tangible common equity to risk-weighted assets ratio (1)	13.54	15.05	9.31

Bank:
Total risk-based capital ratio	15.48%	17.05%	13.79%
Tier 1 risk-based capital ratio	11.61	12.45	8.66
Tier 1 leverage ratio	6.82	7.67	9.20
Tangible common equity to tangible assets ratio (1)	6.61	7.50	7.38
Tangible common equity to risk-weighted assets ratio (1)	11.88	12.53	8.58

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

2010 compared to 2009

Annual growth in core earnings was the primary driver for increases in nominal total Tier 1 capital for SVB Financial and the Bank for 2010. Realized gains from the sale of certain available-for-sale securities in 2010 were also positive contributors to regulatory total and Tier 1 capital. Despite growth in regulatory capital, increases in loans and available-for-sale securities relative to cash balances resulted in a general decline in risk-based capital ratios. The change is due to the impact of changes in the overall mix of risk-weighted assets as higher risk-weighted loans and available-for-sale securities increased. Increases in off-balance sheet unfunded loan commitments with expirations greater than 1 year also contributed to higher risk-weighted assets. The Tier 1 risk-based capital ratio at SVB Financial also declined due to growth in noncontrolling interest, which is excluded from regulatory Tier 1 capital. The same ratio at the Bank is not impacted by noncontrolling interest. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio reflect continued growth in average assets, which is due primarily to an increase in client deposits.

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

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets or risk-weighted assets, after reducing both amounts by acquired intangibles and goodwill. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	SVB Financial
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
GAAP SVBFG stockholders’ equity	$1,274,350	$1,128,343	$991,356	$676,369	$628,514
Less:
Preferred stock	—	—	221,185	—	—
Goodwill	—	—	4,092	4,092	21,296
Intangible assets	847	665	1,087	1,632	1,842

Tangible common equity	$1,273,503	$1,127,678	$764,992	$670,645	$605,376

GAAP total assets	$17,527,761	$12,841,399	$10,018,280	$6,692,171	$6,081,452
Less:
Goodwill	—	—	4,092	4,092	21,296
Intangible assets	847	665	1,087	1,632	1,842

Tangible assets	$17,526,914	$12,840,734	$10,013,101	$6,686,447	$6,058,314

Risk-weighted assets	$9,406,677	$7,494,498	$8,220,447	$6,524,021	$5,427,655
Tangible common equity to tangible assets	7.27%	8.78%	7.64%	10.03%	9.99%
Tangible common equity to risk-weighted assets	13.54	15.05	9.31	10.28	11.15

	Bank
	December 31, 2010	December 31, 2009	December 31, 2008
GAAP stockholders’ equity	$1,074,561	$914,068	$695,438
Less:
Preferred stock	—	—	—
Goodwill	—	—	—
Intangible assets	—	—	—

Tangible common equity	$1,074,561	$914,068	$695,438

GAAP total assets	$16,268,589	$12,186,203	$9,419,440
Less:
Goodwill	—	—	—
Intangible assets	—	—	—

Tangible assets	$16,268,589	$12,186,203	$9,419,440

Risk-weighted assets	$9,047,907	$7,293,332	$8,109,332
Tangible common equity to tangible assets	6.61%	7.50%	7.38%
Tangible common equity to risk-weighted assets	11.88	12.53	8.58

2010 compared to 2009

For both SVB Financial and the Bank, the tangible common equity to tangible assets ratio decreased due to an increase in tangible assets which reflects our continued growth in deposit balances. This increase was partially offset by an increase in tangible equity from an increase in retained earnings. For both SVB Financial and the Bank, the decrease in tangible common equity to risk-weighted assets ratio is reflective of higher loans and available-for-sale securities balances, as well as lower cash balances.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, credit card guarantees and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Please refer to the discussion of our off-balance sheet arrangements in Note 18—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments. We do not have any material commitments for capital expenditures as of December 31, 2010.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Borrowings	$1,246,505	$290,960	$266,459	$—	$689,086
Non-cancelable operating leases, net of income from subleases	56,385	10,782	20,374	10,092	15,137
Remaining unfunded commitments to other fund investments (1)(2)	146,018	146,018	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to Partners for Growth II, LP	4,950	4,950	—	—	—
Remaining unfunded commitments by Gold Hill Venture Lending 03, LP	—	—	—	—	—
Remaining unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	688	688	—	—	—
SVB Strategic Investors Fund II, LP (1)	2,550	2,550	—	—	—
SVB Strategic Investors Fund III, LP (1)	5,100	5,100	—	—	—
SVB Strategic Investors Fund IV, LP (1)	9,424	9,424	—	—	—
SVB Capital Preferred Return Fund, LP (1)	—	—	—	—	—
SVB Capital—NT Growth Partners, LP (1)	1,340	1,340	—	—	—
Other private equity fund (1)	—	—	—	—	—
Silicon Valley BancVentures, LP (1)	270	270	—	—	—
SVB Capital Partners II, LP (1)	312	312	—	—	—
SVB India Capital Partners I, LP (1)	2,271	2,271	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund, LP (1)	152	152	—	—	—

Total obligations attributable to SVBFG	$1,485,715	$484,567	$286,833	$10,092	$704,223

Remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds:
SVB Strategic Investors Fund, LP (1)	$2,619	$2,619	$—	$—	$—
SVB Strategic Investors Fund II, LP (1)	18,221	18,221	—	—	—
SVB Strategic Investors Fund III, LP (1)	91,076	91,076	—	—	—
SVB Strategic Investors Fund IV, LP (1)	177,743	177,743	—	—	—
SVB Capital Preferred Return Fund, LP (1)	32,228	32,228	—	—	—
SVB Capital—NT Growth Partners, LP (1)	42,169	42,169	—	—	—
Other private equity fund (1)	9,083	9,083	—	—	—

Total obligations to venture capital and private equity funds by our consolidated managed funds of funds	$373,139	$373,139	$—	$—	$—

	Amount of commitment expiring per period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments
Commitments to extend credit	$7,234,352	$5,173,792	$1,692,740	$320,560	$47,260
Standby letters of credit	643,965	601,767	37,831	3,963	404
Commercial letters of credit	4,219	4,219	—	—	—

(1)	See Note 7—“Investment Securities”—of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to non-marketable securities. We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitment over 5 to 7 years. The actual timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.
(2)	Included in other fund investments is $112.3 million of unfunded commitments related to investments made by SVB Financial which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain obligations of SVB Financial.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk is managed by our Asset/Liability Committee (“ALCO”). ALCO reviews sensitivities of assets and liabilities to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis.

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

Market Value of Portfolio Equity and Net Interest Income

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on our market value of portfolio equity (“MVPE”). MVPE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of market interest rate changes on our net interest income (“NII”) assuming a static balance sheet as of the quarter-end reporting date. The market interest rate changes that affect us are principally short-term interest rates and include the following: (1) National Prime and SVB Prime rates (impacts the majority of our variable rate loans); (2) LIBOR (impacts our variable rate available-for-sale securities, our 5.70% Senior notes and 6.05% Subordinated notes, and a portion of our variable rate loans); and (3) Fed Funds target rate (impacts cash and cash equivalents). Additionally, deposit pricing generally follows overall changes in short-term interest rates.

The following table presents our MVPE and NII sensitivity exposure at December 31, 2010 and December 31, 2009, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points (“bps”), respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
December 31, 2010:
+200	$1,751,856	$72,018	4.3%	$613,871	$112,795	22.5%
+100	1,688,368	8,530	0.5	544,870	43,794	8.7
-	1,679,838	—	—	501,076	—	—
-100	1,858,246	178,408	10.6	484,575	(16,501)	(3.3)
-200	1,956,178	276,340	16.5	475,716	(25,360)	(5.1)

December 31, 2009:
+200	$1,491,262	$(37,645)	(2.5)%	$515,333	$75,569	17.2%
+100	1,510,211	(18,696)	(1.2)	470,398	30,634	7.0
-	1,528,907	—	—	439,764	—	—
-100	1,567,122	38,215	2.5	424,444	(15,320)	(3.5)
-200	1,626,056	97,149	6.4	406,626	(33,138)	(7.5)

The estimated MVPE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis (for non option based products) and a multi-path lattice based valuation (for option embedded products). Both methodologies use publicly available market interest rates sources that we deem reliable. These estimates are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our MVPE exposure in response to a change in market interest rates as a part of our overall interest rate risk management strategy.

As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting MVPE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.

Our base case MVPE at December 31, 2010 increased from December 31, 2009 by $150.9 million primarily due to the overall growth in the balance sheet as our loans and available-for-sale securities grew by $973.6 million and $4.0 billion, respectively. These increases were partially offset by the $4.0 billion growth in our deposits, a $352.6 million increase in long-term debt and a $436.4 million decrease in cash and cash equivalents. MVPE rose in the simulated upward interest rate movement due to the combined effect of growth in variable rate available-for-sale securities and noninterest-bearing deposits. Additionally, with the historically low level of interest rates, our deposit rates are also at or near their absolute floors thus decreasing the effect of the downward rate shocks.

Our expected 12-month NII at December 31, 2010 increased from December 31, 2009 by $61.3 million primarily due to growth in loans and available-for-sale securities, as well as the effect of investing a portion of our cash balances held at the Federal Reserve Bank (earning 25 bps) into interest-earning available-for-sale securities. The growth in total assets was funded primarily by growth in noninterest-bearing deposits. This growth was partially offset by higher interest expense due to the issuance of our $350 million in 5.375% Senior Notes. NII sensitivity increased in the simulated upward interest rate movements due primarily to the large growth in loans, variable rate available-for-sale securities, and noninterest-bearing deposits. In the simulated downward interest rate movements, the NII sensitivity decreased as loan yields are at or near their floors. Furthermore, our variable rate securities are indexed off LIBOR; hence, interest loss was limited in the downward rate scenarios as LIBOR is at or near its floor. In addition to these changes, other general contributing factors include changes in balance sheet mix, changes in deposit repricing assumptions, and a lower projected forward rate curve.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited SVB Financial Group and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

February 25, 2011

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

February 25, 2011

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2010	2009
Assets
Cash and due from banks	$2,672,725	$3,454,611
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	403,707	58,242

Cash and cash equivalents	3,076,432	3,512,853

Available-for-sale securities	7,917,967	3,938,188
Non-marketable securities	721,520	553,531

Investment securities	8,639,487	4,491,719

Loans, net of unearned income	5,521,737	4,548,094
Allowance for loan losses	(82,627)	(72,450)

Net loans	5,439,110	4,475,644

Premises and equipment, net of accumulated depreciation and amortization	44,545	31,736
Accrued interest receivable and other assets	328,187	329,447

Total assets	$17,527,761	$12,841,399

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$9,011,538	$6,298,988
Negotiable order of withdrawal (NOW)	69,287	53,200
Money market	2,272,883	1,292,215
Money market deposits in foreign offices	98,937	49,722
Time	382,830	332,310
Sweep	2,501,466	2,305,502

Total deposits	14,336,941	10,331,937

Short-term borrowings	37,245	38,755
Other liabilities	196,037	139,947
Long-term debt	1,209,260	856,650

Total liabilities	15,779,483	11,367,289

Commitments and contingencies (Note 18)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized;
42,268,201 shares and 41,338,389 shares outstanding, respectively	42	41
Additional paid-in capital	422,334	389,490
Retained earnings	827,831	732,907
Accumulated other comprehensive income	24,143	5,905

Total SVBFG stockholders’ equity	1,274,350	1,128,343

Noncontrolling interests	473,928	345,767

Total equity	1,748,278	1,474,110

Total liabilities and total equity	$17,527,761	$12,841,399

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2010	2009	2008
Interest income:
Loans	$319,540	$335,806	$364,192
Available-for-sale securities:
Taxable	127,422	81,536	58,466
Non-taxable	3,809	4,094	4,261
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	10,960	9,790	12,572

Total interest income	461,731	431,226	439,491

Interest expense:
Deposits	14,778	21,346	23,929
Borrowings	28,818	27,730	46,967

Total interest expense	43,596	49,076	70,896

Net interest income	418,135	382,150	368,595
Provision for loan losses	44,628	90,180	100,713

Net interest income after provision for loan losses	373,507	291,970	267,882

Noninterest income:
Gains (losses) on investment securities, net	93,360	(31,209)	(14,777)
Foreign exchange fees	36,150	30,735	33,106
Deposit service charges	31,669	27,663	24,110
Client investment fees	18,020	21,699	50,498
Credit card fees	12,685	9,314	6,225
Letters of credit and standby letters of credit income	10,482	10,333	12,006
Gains (losses) on derivative instruments, net	9,522	(753)	18,505
Corporate finance fees	—	—	3,640
Other	35,642	29,961	19,052

Total noninterest income	247,530	97,743	152,365

Noninterest expense:
Compensation and benefits	248,606	189,631	177,315
Professional services	56,123	46,540	39,480
Premises and equipment	23,023	23,270	22,183
Business development and travel	20,237	14,014	15,406
Net occupancy	19,378	17,888	17,307
FDIC assessments	16,498	17,035	3,451
Correspondent bank fees	8,379	8,040	6,628
Provision for (reduction of) unfunded credit commitments	4,083	(1,367)	1,252
Impairment of goodwill	—	4,092	—
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	3,858
Other	26,491	24,723	26,007

Total noninterest expense	422,818	343,866	312,887

Income before income tax expense	198,219	45,847	107,360
Income tax expense	61,402	35,207	52,213

Net income before noncontrolling interests	136,817	10,640	55,147
Net (income) loss attributable to noncontrolling interests	(41,866)	37,370	19,139

Net income attributable to SVBFG	$94,951	$48,010	$74,286

Preferred stock dividend and discount accretion	—	(25,336)	(707)

Net income available to common stockholders	$94,951	$22,674	$73,579

Earnings per common share—basic	$2.27	$0.67	$2.27
Earnings per common share—diluted	2.24	0.66	2.16

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Net income before noncontrolling interests	$136,817	$10,640	$55,147
Other comprehensive income, net of tax:
Change in cumulative translation gains (losses):
Foreign currency translation gains (losses)	1,809	1,497	(3,244)
Related tax (expense) benefit	(739)	(617)	1,331
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	53,776	18,083	1,499
Related tax expense	(21,913)	(7,368)	(627)
Reclassification adjustment for (gains) losses included in net income	(24,823)	168	2,615
Related tax benefit (expense)	10,128	(69)	(1,073)

Other comprehensive income, net of tax	18,238	11,694	501

Comprehensive income	155,055	22,334	55,648
Comprehensive (income) loss attributable to noncontrolling interests	(41,866)	37,370	19,139

Comprehensive income attributable to SVBFG	$113,189	$59,704	$74,787

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total SVBFG stockholders’ equity	Noncontrolling interests	Total equity
(Dollars in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	32,670,557	$33	$13,167	$669,459	$(6,290)	$676,369	$240,102	$916,471

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	1,251,078	1	32,805	—	—	32,806	—	32,806
Preferred stock and common stock warrant issued under the Treasury’s CPP	235,000	221,066	—	—	13,934	—	—	235,000	—	235,000
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	7,258	—	—	7,258	—	7,258
Net income (loss)	—	—	—	—	—	74,286	—	74,286	(19,139)	55,147
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	99,393	99,393
Net change in unrealized gain on available-for-sale investment securities, net of tax	—	—	—	—	—	—	2,414	2,414	—	2,414
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(1,913)	(1,913)	—	(1,913)
Proceeds from cash exercise of call option on zero-coupon convertible subordinated notes	—	—	—	—	3,858	—	—	3,858	—	— 3,858
Net cost of convertible note hedge and warrant agreement related to 3.875% convertible notes	—	—	—	—	(20,550)	—	—	(20,550)	—	(20,550)
Common stock repurchases	—	—	(1,004,628)	(1)	(12,322)	(33,294)	—	(45,617)	—	(45,617)
Stock-based compensation expense under ASC 718 (SFAS No. 123(R))	—	—	—	—	13,926	—	—	13,926	—	13,926
Income tax benefit from original issue discount related to our zero-coupon convertible subordinated notes and 3.875% convertible notes	—	—	—	—	12,912	—	—	12,912	—	12,912
Preferred stock dividend and discount accretion	—	119	—	—	—	(707)	—	(588)	—	(588)
Other, net	—	—	—	—	1,213	(18)	—	1,195	—	1,195

Balance at December 31, 2008	235,000	$221,185	32,917,007	$33	$66,201	$709,726	$(5,789)	$991,356	$320,356	$1,311,712

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	455,814	—	5,873	—	—	5,873	—	5,873
Redemption of preferred stock issued under the Treasury’s CPP	(235,000)	(235,000)	—	—	—	—	—	(235,000)	—	(235,000)
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	—	—	(1,309)	—	—	(1,309)	—	(1,309)
Net income (loss)	—	—	—	—	—	48,010	—	48,010	(37,370)	10,640
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	62,781	62,781
Net change in unrealized gain on available-for-sale investment securities, net of tax	—	—	—	—	—	—	10,814	10,814	—	10,814
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	880	880	—	880
Common stock issued in public offering	—	—	7,965,568	8	292,099	—	—	292,107	—	292,107
Stock-based compensation expense under ASC 718 (SFAS No. 123(R))	—	—	—	—	14,670	—	—	14,670	—	14,670
Income tax benefit from original issue discount related to 3.875% convertible notes	—	—	—	—	10,745	—	—	10,745	—	10,745
Preferred stock dividend and discount accretion	—	13,815	—	—	—	(25,336)	—	(11,521)	—	(11,521)
Other, net	—	—	—	—	1,211	507	—	1,718	—	1,718

Balance at December 31, 2009	—	$—	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	929,812	1	24,018	—	—	24,019	—	24,019
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	3,962	—	—	3,962	—	3,962
Net income	—	—	—	—	—	94,951	—	94,951	41,866	136,817
Capital calls and (distributions), net	—	—	—	—	—	—	—	—	85,699	85,699
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	—	—	17,168	17,168	—	17,168
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	1,070	1,070	—	1,070
Stock-based compensation expense	—	—	—	—	13,558	—	—	13,558	—	13,558
Repurchase of warrant under CPP	—	—	—	—	(6,820)	—	—	(6,820)	—	(6,820)
Purchase of remaining interest in eProsper	—	—	—	—	(1,896)	—	—	(1,896)	596	(1,300)
Other, net	—	—	—	—	22	(27)	—	(5)	—	(5)

Balance at December 31, 2010	—	$—	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income before noncontrolling interests	$136,817	$10,640	$55,147
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	4,092	—
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	3,858
Provision for loan losses	44,628	90,180	100,713
Provision for (reduction of) unfunded credit commitments	4,083	(1,367)	1,252
Changes in fair values of derivatives, net	(3,867)	3,500	(11,464)
(Gains) losses on investment securities, net	(93,360)	31,209	14,777
Depreciation and amortization	19,259	20,317	22,922
Amortization of premiums on investment securities, net	28,036	15,075	5,549
Tax benefit of original issue discount	—	10,745	5,210
Tax (expense) benefit from stock exercises	(189)	(1,767)	1,436
Amortization of share-based compensation	13,761	14,784	13,606
Amortization of deferred loan fees	(50,488)	(52,471)	(47,211)
Deferred income tax (benefit) expense	(1,434)	2,094	3,572
Loss on sale of and valuation adjustments to other real estate owned property	24	131	371
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	1,560	(9,988)	(4,690)
Accounts receivable	(4,393)	1,609	(3,267)
Income tax receivable, net	16,694	(14,769)	(181)
Prepaid FDIC assessments and amortization	10,648	(28,178)	—
Accrued compensation	41,195	1,916	(31,527)
Foreign exchange spot contracts, net	(2,615)	(6,689)	1,567
Other, net	2,869	(4,100)	(4,595)

Net cash provided by operating activities	163,228	86,963	127,045

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,757,150)	(3,325,235)	(342,455)
Proceeds from sales of available-for-sale securities	655,555	3,569	4,925
Proceeds from maturities and pay downs of available-for-sale securities	2,151,574	712,396	279,895
Purchases of nonmarketable securities (cost and equity method accounting)	(53,450)	(57,477)	(57,742)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	20,147	5,191	8,843
Proceeds from nonmarketable securities (cost and equity method accounting)	—	—	2,947
Purchases of nonmarketable securities (investment fair value accounting)	(119,313)	(67,369)	(109,413)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	44,739	18,509	23,127
Net (increase) decrease in loans	(983,077)	849,570	(1,366,588)
Proceeds from recoveries of charged-off loans	16,788	18,444	7,205
Proceeds from sale of other real estate owned	196	899	287
Payment for acquisition of intangibles, net of cash acquired	(360)	—	—
Purchases of premises and equipment	(27,056)	(15,963)	(8,544)
Payment for acquisition of remaining interest in eProsper	(1,300)	—	—

Net cash used for investing activities	(5,052,707)	(1,857,466)	(1,557,513)

Cash flows from financing activities:
Net increase in deposits	4,005,004	2,858,465	2,862,269
Principal payments of other long-term debt	(1,961)	(102,578)	(51,266)
Decrease in short-term borrowings	(1,510)	(23,365)	(27,880)
Proceeds from issuance of 5.375% senior notes, net of discount and issuance cost	344,476	—	—
Net payments for settlement of zero-coupon convertible subordinated notes	—	—	(149,732)
Proceeds from the issuance of 3.875% convertible notes, note hedge and warrant, net of issuance costs	—	—	222,686
Capital contributions from noncontrolling interests, net of distributions	85,699	62,781	99,393
Tax benefit from stock exercises	4,151	458	6,361
Dividends paid on preferred stock	—	(12,110)	—
Proceeds from issuance of common stock and Employee Stock Purchase Plan	24,019	5,873	32,805
Repurchases of common stock	—	—	(45,617)
Proceeds from the issuance of preferred stock and common stock warrant under the CPP	—	—	235,000
Proceeds from the issuance of common stock under our public equity offering, net of issuance costs	—	292,107	—
Redemption of preferred stock under the CPP	—	(235,000)	—
Repurchase of warrant under CPP	(6,820)	—	—

Net cash provided by financing activities	4,453,058	2,846,631	3,184,019

Net (decrease) increase in cash and cash equivalents	(436,421)	1,076,128	1,753,551
Cash and cash equivalents at beginning of year	3,512,853	2,436,725	683,174

Cash and cash equivalents at end of year	$3,076,432	$3,512,853	$2,436,725

Supplemental disclosures:
Cash paid during the period for:
Interest	$35,588	$50,017	$67,581
Income taxes	41,763	39,050	37,500
Noncash items during the period:
Preferred stock dividends accrued, not yet paid	$—	$—	$588
Unrealized gains on available-for-sale securities, net of tax	17,168	10,814	2,414
Net change in fair value of interest rate swaps	5,122	(47,247)	73,947

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients of all sizes and stages throughout their life cycles. In these notes to our consolidated financial statements, when we refer to “SVB Financial Group,” “SVBFG”, the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.

We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, venture capital/private equity investment and equity valuation services, through our other subsidiaries and divisions. We primarily focus on serving corporate clients in the following niches: technology, life sciences, venture capital/private equity and premium wine. Our corporate clients range in size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

We are headquartered in Santa Clara, California, and operate through 26 offices in the United States, as well as offices internationally in China, India, Israel and the United Kingdom.

For reporting purposes, SVB Financial Group has four operating segments for which we report financial information in this report: Global Commercial Banking, Relationship Management, SVB Capital, and Other Business Services. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 21—“Segment Reporting” in this report.

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

Principles of Consolidation and Presentation

Our consolidated financial statements include the accounts of SVB Financial Group and our entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or a variable interest entity. All significant intercompany accounts and transactions have been eliminated.

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that enable them to make significant decisions relating to the entity’s operations. For these types of entities, the Company’s determination of whether it has a controlling interest is primarily based on the amount of voting equity interests held. Entities in which the Company has a controlling financial interest, through ownership of the majority of the entities’ voting equity interest or through control of management of the entities are consolidated into our financial statements.

Variable interest entities (“VIEs”) are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. We determine whether we have a controlling financial interest in a VIE by considering whether our involvement with the VIE is significant and designates us as the primary beneficiary based on the following:

1.	We have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and,

2.	The aggregate indirect and direct variable interests held by the Company have the obligation to absorb losses or the right to receive benefits from the entity that could be significant to the VIE.

We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide. We are variable interest holders in certain partnerships for which we are the primary beneficiary. We perform on-going reassessments of whether facts or circumstances have changed in relation to previously evaluated majority voting interest entities and our involvement in VIEs which could cause the Company’s consolidation conclusion to change.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities

Available-for-Sale Securities

Our available-for-sale securities consist of debt and equity securities that we carry at fair value. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG’s stockholders’ equity, until realized.

We analyze available-for-sale securities for other-than-temporary impairment each quarter. Market valuations represent the current fair value of a security at a specified point in time and do not represent the risk of repayment of the principal due to our ability to hold the security to maturity. Gains and losses on securities are only realized upon the sale of the security prior to maturity. A credit downgrade represents an increased level of risk of other-than-temporary impairment, and will only be recognized if we assess the downgrade to challenge the issuer’s ability to service the debt and to repay the principal at contractual maturity.

On April 1, 2009, we adopted the other-than-temporary impairment standards of the Financial Accounting Standard Board (“FASB”) (incorporated into Accounting Standard Codification (“ASC”) 320). For our debt securities, we have the intent and ability to hold these securities until we recover our cost less any credit-related loss. We separate the amount of the other-than-temporary impairment, if any, into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

We consider numerous factors in determining whether a credit loss exists and the period over which the debt security is expected to recover. The following list is not meant to be all inclusive. All of the following factors shall be considered:

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

In accordance with ASC 310-20, Receivables—Nonrefundable Fees and other Costs, we use actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method in the amortization of purchase discounts or premiums on mortgage-backed securities, which are included in

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest income over the contractual terms of the underlying securities replicating the effective interest method (the straight-line method is used only for variable rate Collateralized Mortgage Obligations (“CMO”)). Estimates of future principal prepayments, provided by third-party market-data vendors, are used in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method in the amortization of purchase discounts or premiums on collateralized mortgage obligations.

Non-Marketable Securities

Non-marketable securities include investments in venture capital and private equity funds, sponsored debt funds, direct equity investments in companies and low income housing tax credit funds. Our accounting for investments in non-marketable securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) investment company fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.

Investment Company Fair Value

Our non-marketable securities recorded pursuant to investment company fair value accounting consist of our investments through the following funds:

•	Funds of funds; which make investments in venture capital and private equity funds;
•	Co-investment funds; which make equity investments in privately held companies; and
•	A sponsored debt fund; which provides secured debt primarily to mid-stage and late-stage clients.

A summary of our ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Limited partnership	Company Direct and Indirect Ownership in Limited Partnership
Funds of funds
SVB Strategic Investors Fund, LP (1)	12.6%
SVB Strategic Investors Fund II, LP (1)	8.6
SVB Strategic Investors Fund III, LP (1)	5.9
SVB Strategic Investors Fund IV, LP (1)	5.0
SVB Capital Preferred Return Fund, LP (1)	20.0
SVB Capital—NT Growth Partners, LP (1)	33.0
Other venture capital fund (1)	60.6
Co-investment funds
Silicon Valley BancVentures, LP (1)	10.7
SVB Capital Partners II, LP (1)	5.1
SVB India Capital Partners I, LP (1)	14.4
Sponsored debt funds
Partners for Growth, LP (2)	50.0

Note—Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group net of noncontrolling interests.

(1)	The general partners of these funds are owned and controlled by SVB Financial. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, these funds are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The general partner of Partners for Growth, LP, Partners for Growth, LLC, is not owned or controlled by SVB Financial. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by a simple majority vote of the limited partners. SVB Financial has an ownership interest of slightly more than 50.0 percent in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

Under investment-company accounting, investments are carried at estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds’ respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with investment company fair value accounting. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events. Gains or losses resulting from changes in the estimated fair value of the investments and from distributions received are recorded as net gains (losses) on investment securities in our consolidated net income. The portion of any investment gains or losses attributable to the limited partners is reflected as net (income) loss attributable to noncontrolling interests and adjusts SVB Financial’s net income to reflect its percentage ownership.

Equity Method

Our equity method non-marketable securities consist of investments in venture capital and private equity funds, privately-held companies, debt funds, and several qualified affordable housing tax credit funds. Our equity method non-marketable securities and related accounting policies are described as follows:

•

Equity securities, such as preferred or common stock in privately-held companies in which we hold a voting interest of at least 20 percent but less than 50 percent or in which we have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the equity method.

•

Investments in limited partnerships in which we hold voting interests of more than 5 percent, but less than 50 percent or in which we have the ability to exercise significant influence over the partnerships’ operating and financial policies are accounted for using the equity method.

Our sponsored debt funds are Gold Hill Venture Lending 03, LP, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”), Partners for Growth II, LP, Gold Hill Capital 2008, LP and Gold Hill Capital 2008, LLC, all of which, either directly or indirectly, provide financing to privately-held companies in the form of loans and equity investments. These entities exceed the 5 percent ownership interest threshold and accordingly are accounted for under the equity method.

We recognize our proportionate share of the results of operations of these equity method investees in our results of operations, based on the most current financial information available from the investee. We review our investments accounted for under the equity method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. For our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events. We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Cost Method

Our cost method non-marketable securities and related accounting policies are described as follows:

•

Equity securities, such as preferred or common stock in privately-held companies in which we hold an ownership interest of less than 20 percent and in which we do not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method.

•

Investments in limited partnerships in which we hold voting interests of less than 5 percent and in which we do not have the ability to exercise significant influence over the partnerships’ operating and financial policies, are accounted for under the cost method. These non-marketable securities include investments in venture capital/private equity funds.

We record these investments at cost and recognize distributions or returns received from net accumulated earnings of the investee since the date of acquisition as income. Our share of net accumulated earnings of the investee after the date of investment are recognized in consolidated net income only to the extent distributed by the investee. Distributions or returns received in excess of accumulated earnings are considered a return of investment and are recorded as reductions in the cost basis of the investment.

We review our investments accounted for under the cost method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. To help determine impairment, if any, for our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events. We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date. Further fluctuations in the market value of these equity securities, which are classified as available-for-sale securities, are excluded from consolidated net income and are reported in accumulated other comprehensive income, net of applicable taxes, a component of SVBFG’s stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition value, are recognized in our consolidated net income.

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

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating and client niche. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by portfolio segment (which we have identified as our commercial and consumer loan categories) and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment over the established period of time. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors, which is predicated upon the economic environment, the composition of the portfolio, the severity perceived to exist within the portfolio, changes in policy and practices, changes in personnel, or other reasons as may be determined from time to time.

Our evaluation process is designed to determine the adequacy of the allowance for loan losses. We assess the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose we have developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, we apply a macro allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This macro allocation is calculated based on management’s assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. Based on management’s prediction or estimate of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

•	Changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;
•	Changes in national and local economic business conditions, including the market and economic condition of our clients’ industry sectors;

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Changes in the nature of our loan portfolio;
•	Changes in experience, ability, and depth of lending management and staff;
•	Changes in the trend of the volume and severity of past due and classified loans;
•	Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications;
•	Reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience;
•	Reserve for large funded loan exposure; and
•	Other factors as determined by management from time to time.

While the evaluation process of our allowance for loan losses uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely, to a great extent, on the judgment and experience of our management.

Uncollectible Loans and Write-offs

Our charge-off policy applies to all loans, regardless of portfolio segment. Loans are considered for full or partial charge-offs in the event that principal or interest is over 180 days past due, the loan lacks sufficient collateral and it is not in the process of collection. We also consider writing off loans in the event of any of the following circumstances: 1) the loan, or a portion of the loan is deemed uncollectible due to: a) the borrower’s inability to make recurring payments, b) material changes in the borrower’s assets, c) the expected sale of all or a portion of the borrower’s business, or d) a combination of the foregoing; 2) the loan has been identified for charge-off by regulatory authorities; or 3) the debt is an overdue greater than 90 days.

Troubled Debt Restructurings (“TDRs”)

A TDR arises from the modification of a loan where we have granted a concession, for other than an insignificant period of time, to the borrower that we would not have otherwise considered, for economic or legal reasons related to the borrower’s financial difficulties. These concessions may include: (1) interest rate reductions for the remaining original life of the debt; (2) extension of the maturity date with interest rate reductions; (3) principal forgiveness; and or (4) reduction of accrued interest.

We use the factors in ASC 310-40, Receivables, Troubled Debt Restructurings by Creditors, to help determine when a borrower is experiencing financial difficulty, and when we have granted a concession, both of which must be present for a restructuring to meet the criteria of a TDR. If we determine that a TDR exists, we measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may also measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan.

Other Real Estate Owned

Loans secured by real estate are transferred to Other Real Estate Owned (“OREO”) at the time of foreclosure. OREO is carried on our balance sheet at the lower of the recorded investment in the loan or the fair value of the property foreclosed upon less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of Noninterest expense when incurred. We did not have any OREO as of December 31, 2010, compared to $0.2 million at December 31, 2009, which was included in other assets.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Nonaccrual Loans

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when we have determined, based upon currently known information, that the timely collection of principal or interest is not probable.

When a loan is placed on nonaccrual status, the accrued interest and fees are reversed against interest income and the loan is accounted for using the cost recovery method thereafter until qualifying for return to accrual status. Historically, loans that have been placed on nonaccrual status have remained as nonaccrual loans until the loan is either charged-off, or the principal balances have been paid off. For a loan to be returned to accrual status, all delinquent principal and interest must become current in accordance with the terms of the loan agreement and full collection of the principal and interest appears probable. We apply a cost recovery method in which all cash received is applied to the loan principal until it has been collected. Under this approach, interest income is recognized after total cash flows received exceed the recorded investment at the date of initial impairment.

A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the terms of the agreement. All our nonaccrual loans are classified under the impaired category. On a quarterly basis, we review our loan portfolio for impairment. Each loan is assigned a credit risk rating (CRR), which is used when assessing and monitoring risk as well as performance of the portfolio. Each individual loan is given a risk rating of 1 through 10, 1 being cash secured and 10 being loans that are charged off (i.e. no longer included as part of our loan portfolio balance). Within each class of loans, we review individual loans for impairment based on credit risk ratings. All impaired loans which have credit risk ratings of 8 or 9 are reviewed individually.

For each loan identified as impaired, we measure the impairment based upon the present value of expected future cash flows discounted at the loan’s effective interest rate. In limited circumstances, we may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Impaired collateral dependent loans will have appraisals completed and accepted at least twice each year. The fair value of the collateral will be determined by the current appraisal, as adjusted to reflect a reasonable marketing period for the sale of the asset(s) and an estimate of reasonable selling expenses.

If it is determined that the value of an impaired loan is less than the recorded investment in the loan, net of previous charge-offs and payments collected, we recognize impairment through the allowance for loan losses as determined by our analysis.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest expense in consolidated net income. We had no capitalized lease obligations at December 31, 2010 and 2009.

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

There was no remaining goodwill on our balance sheet as of December 31, 2010 and 2009.

Fair Value Measurements

Our available-for-sale securities, derivative instruments, marketable securities and certain non-marketable investment securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

Fair Value Measurement—Definition and Hierarchy

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.

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

Assets utilizing Level 1 inputs include exchange-traded equity securities and certain marketable securities accounted for under investment company fair value accounting.

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

•   U.S. treasury securities: U.S. treasury securities are considered by most investors to be the most liquid fixed income investments available. These securities are priced relative to market prices on similar U.S. treasury securities.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•   U.S. agency debentures: Valuations of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. treasury securities.

•   Agency-issued mortgage-backed securities: Agency-issued mortgage-backed securities are pools of individual conventional mortgage loans underwritten to U.S. agency standards with similar coupon rates, tenor, and other attributes such as geographic location, loan size and origination vintage. Valuations of these securities are based on observable price adjustments relative to benchmark market interest rates taking into consideration estimated loan prepayment speeds.

•   Agency-issued collateralized mortgage obligations: Agency-issued collateralized mortgage obligations are structured into classes or tranches with defined cash flow characteristics and are collateralized by U.S. agency-issued mortgage pass-through securities. Valuations of these securities incorporate similar characteristics of mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. Valuations incorporate observable market spreads over an estimated average life after considering the inputs listed above.

•   Non-agency mortgage-backed securities: Valuations incorporate observable market spreads over an estimated average life after considering inputs such as coupon rate, tenor, geographic location, loan size and origination vintage, and estimated prepayment speeds. In the second quarter of 2010, we sold all remaining holdings in non-agency mortgage-backed securities.

•   Commercial mortgage-backed securities: Valuations of these securities are based on spreads to benchmark market interest rates (usually U.S. treasury rates or rates observable in the swaps market), prepayment speeds, loan default rate assumptions and loan loss severity assumptions on underlying loans. In the second quarter of 2010, we sold all remaining holdings in commercial mortgage-backed securities.

•   Municipal bonds and notes: Bonds issued by municipal governments generally have stated coupon rates, final maturity dates and are subject to being called ahead of the final maturity date at the option of the issuer. Valuations of these securities are priced based on spreads to other municipal benchmark bonds with similar characteristics; or, relative to market rates on U.S. treasury bonds of similar maturity.

•   Interest rate swap assets: Valuations of interest rate swaps are priced considering the coupon rate of the fixed leg of the contract and the variable coupon on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve and the credit worthiness of the contract counterparty.

•   Foreign exchange forward and option contract assets and liabilities: Valuations of these assets and liabilities are priced based on spot and forward foreign currency rates and option volatility assumptions and the credit worthiness of the contract counterparty.

•   Equity warrant assets (public portfolio): Valuations of equity warrant assets of public portfolio companies are priced based on the Black-Scholes option pricing model that use the publicly-traded equity prices (underlying stock value), stated strike prices, option expiration dates, the risk-free interest rate and market-observable option volatility assumptions.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Below is a summary of the valuation techniques used for each class of Level 3 assets:

•   Venture capital and private equity fund investments: Valuations are based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, adjusted for any contributions paid during the period, distributions received from the investment during the period, or significant fund transactions or market events.

•   Other venture capital investments: Valuations are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company issue, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment.

•   Other investments: Valuations are based on pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

•   Equity warrant assets (private portfolio): Valuations of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the underlying asset value, by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates of actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fund Management Fees and Carried Interest

Fund management fees are comprised of fees charged directly to our managed funds of funds and co-investment funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Annual management fees earned from our managed funds generally range from 0.35 percent to 2.5 percent of committed capital per year during the fund investment period.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of our individual managed funds of funds and co-investment funds exceeds certain performance targets. Carried interest is accrued quarterly based on measuring fund performance to date versus the performance target and is recorded as a component of net (income) loss attributable to noncontrolling interests.

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

Share-Based Compensation

Under ASC 718, Compensation—Stock Compensation, for all stock-based awards granted on or after January 1, 2006, stock-based compensation expense is being amortized on a straight-line basis over the requisite service period. The fair value of stock options are measured using the Black-Scholes option-pricing model while the fair value for restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the derivative instrument meets the qualification for the short-cut treatment, the period end gross positive fair value is recorded in other assets or gross negative fair values is recorded in other liabilities and an offsetting amount is recorded to the asset or liability being hedged (see Note 13—“Derivative Financial Instruments”).

Equity Warrant Assets

In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science industries. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from equity warrant assets.

We account for equity warrant assets with net settlement terms in certain private and public client companies as derivatives. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). As such, equity warrant assets are recorded at fair value and are classified as derivative assets, a component of other assets, on our consolidated balance sheet at the time they are obtained.

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

In the event of an exercise for shares, the basis or value in the equity securities is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The equity securities are classified as available-for-sale securities. Changes in fair value of securities designated as available-for-sale, after applicable taxes, are reported in Accumulated other comprehensive income, which is a separate component of SVBFG stockholders’ equity.

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following material assumptions:

•	An underlying asset value, which is estimated based on current information available, including any information regarding subsequent rounds of funding.
•

Price volatility or the amount of uncertainty or risk about the magnitude of the changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the median volatility for an individual public company within an index for the past 16 quarters, from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2010 was 50.7 percent, compared to 50.5 percent at December 31, 2009.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Actual data on cancellations and exercises of our warrants are utilized as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. This assumption reduced the reported value of the warrant portfolio by $13.8 million at December 31, 2010, compared to a reduction of $17.4 million at December 31, 2009.

•

The risk-free interest rate is derived from the Treasury yield curve and is calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2010 was 1.0 percent, compared to 1.4 percent at December 31, 2009.

•	Other adjustments, including a marketability discount, are estimated based on management’s judgment about the general industry environment.

Loan Conversion Options

In connection with negotiating certain credit facilities through our relationship with management of one of our sponsored debt funds, we occasionally obtain loan facilities with convertible options. The convertible notes may be converted into a certain number of shares determined by dividing the principal amount of the loan by the applicable conversion price. Because our loan conversion options have underlying and notional values, had no initial net investment, and can be net settled, these assets qualify as derivative instruments. We value our loan conversion options using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. Loan conversion options are recorded at fair value in other assets, while changes in their fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

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

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

We account for non-hedging contracts that are indexed to, and potentially settled in, the company’s stock in accordance with the provisions of ASC 815-40, Derivatives—Contract’s in Entity’s Own Equity, which provides for specific treatment of derivative financial instruments indexed to, and potentially settled in, the company’s stock, depending on the settlement method.

ASC 815-40 specifies how a derivative financial instrument indexed to, and potentially settled in, the company’s stock should be recorded as one of permanent equity, temporary equity, an asset or a liability depending on the settlement method. ASC 815-40 also includes provisions governing whether a derivative embedded into a financial instrument indexed to, and potentially settled in the company’s stock may be exempt

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the provisions of ASC 815. We account for convertible note hedges entered into concurrent with the issuance of our zero-coupon convertible subordinated notes and our 3.875 percent convertible senior notes in SVBFG stockholders’ equity in accordance with this guidance.

Current Accounting Developments

In 2010, we adopted new guidance related to the following topics:

•	ASU No. 2009-16, Accounting for Transfers of Financial Assets
•	ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities
•	ASU No. 2010-06, Improving Disclosures about Fair Value Measurements
•	ASU No. 2010-20, Disclosures about Credit Quality and the Allowance for Credit Losses

Information about these pronouncements is described in more detail below.

Impact of Adopting ASU No. 2009-16

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. This standard also removes the concept of a qualifying special-purpose entity (“QSPE”) for accounting purposes. Our adoption of this standard as of January 1, 2010 did not have a material impact on our financial position, results of operations or stockholders’ equity as we have not historically made sales or transfers of assets to QSPEs. However, we do engage from time to time in selling certain loans. Historically, our participating interests in those sales have the same priority and are not subordinated to the other participating interest holders’ interest. Therefore, the change in the standard of removing the QSPE concept and the new definition of participating interest did not have an impact on our sales treatment.

Impact of Adopting ASU No. 2009-17

In June 2009, the FASB issued a new accounting standard which replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling interest in a VIE, with an approach focused on which enterprise has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our adoption of this standard as of January 1, 2010 required us to de-consolidate GHLLC, which resulted in a reduction of total assets and total equity of $1.1 million. The identification of VIE’s or changes in our consolidation of entities did not have a material impact on our financial position, results of operations or stockholders’ equity.

Impact of Adopting ASU No. 2010-06

In January 2010, the FASB issued a new accounting standard which requires the addition of new disclosures and clarifies existing disclosure requirements already included in the guidance for fair value measurements. The new disclosures related to significant transfers in and out of Level 1, Level 2 and Level 3 fair value measurements and the reasons for the transfers, as well as the clarifications of existing disclosures were effective for interim or annual reporting periods beginning after December 15, 2009 and were therefore adopted as of January 1, 2010. The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 15, 2010. This standard clarified and increased the disclosure requirements for fair value measurements and did not have an impact on our financial position, results of operations or stockholders’ equity. See Note 19—“Fair Value of Financial Instruments” for further details.

Impact of Adopting ASU No. 2010-20

In July 2010, the FASB issued a new accounting standard which requires the addition of new disclosures and enhances existing disclosure requirements already included in the guidance for credit quality and the allowance for credit losses. The statement requires enhancements to disclosures for the allowance for credit losses on a disaggregated basis. The statement defines two levels of disaggregation: 1) portfolio segment (which we have identified as our commercial and consumer loan categories) and 2) class of financing receivable (which we have identified as our client industry segments of hardware, software, etc.). Additionally, the statement requires multiple new disclosures regarding an entity’s financing receivables, such as credit quality indicators, aging of past due receivables, troubled debt restructurings, and significant purchases and sales. The new disclosures and amendments to existing disclosures were effective for interim and annual reporting periods ending on or after December 15, 2010 (with the exception of the TDR disclosures- see below) and were therefore adopted as part of our December 31, 2010 reporting. This standard enhanced and increased the disclosure requirements for credit quality and the allowance for credit losses and did not have an impact on our financial position, results of operations or stockholders’ equity. See Note 8—“Loans and Allowance for Loan Losses” for further details.

In January 2011, the FASB approved the deferral of certain disclosure requirements surrounding TDR’s included in ASU 2010-20, which were scheduled to be effective on January 1, 2011. The disclosure requirements will become effective once the FASB finalizes the standards update related to their exposure draft, Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The proposals in this exposure draft will alter how TDRs are determined, and any changes could impact how an entity determines what to disclose.

Correction of Non-GAAP Items

During the fourth quarter of 2010, we made a correction in our accounting for certain fees included in noninterest income (deposit service charges, unused commitment fees and credit card fees), moving from a cash basis to an accrual basis to comply with GAAP. In accordance with ASC 250-10-S99-1 and S99-2, this correction is considered immaterial for both the current period results and for affected prior period results. As a result, no revisions have been made to prior period financial statements and the correction was recorded in the fourth quarter of 2010 period, as a result of which we recognized an additional $4.0 million, or $2.5 million after tax, in income during the fourth quarter of 2010.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

3.	Stockholders’ Equity and Earnings Per Share (“EPS”)

Preferred Stock

In December 2008, we participated in the Treasury’s Capital Purchase Program (the “CPP”), under which we received $235 million in exchange for issuing shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”) and a warrant to purchase common stock to the Treasury. As a participant in CPP, we were subject to various restrictions and requirements, such as restrictions on our stock repurchases and payment of dividends, and other requirements relating to our executive compensation and corporate governance practices.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, we redeemed from the Treasury all 235,000 outstanding shares of Series B Preferred Stock, having a liquidation amount equal to $1,000 per share. The aggregate total redemption price paid by us to the Treasury for the Series B Preferred Stock was $235 million, plus $1.2 million of accrued and unpaid dividends. During our participation in the CPP from December 2008 to December 2009, we paid dividends totaling $12.1 million.

In connection with the redemption, we recorded a one-time, non-cash charge of $11.4 million in the fourth quarter of 2009 to account for the difference between the redemption price and the carrying amount of the Series B Preferred Stock, or the accelerated amortization of the applicable discount on the shares.

Common Stock

In November 2009, we completed a public offering of 7,965,568 shares of common stock at an offering price of $38.50 per share. We received net proceeds of $292.1 million after deducting underwriting discounts and commissions.

In June 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our prior participation in the U.S. Treasury’s CPP. The total cash repurchase price paid to the U.S. Treasury was $6.8 million for the aggregate warrant. At the time of issuance, the warrant was initially exercisable for 708,116 shares of our common stock at an exercise price of $49.78 per share. However, due to our completion of a qualified equity offering during the fourth quarter of 2009, the number of shares of common stock exercisable under the warrant was reduced to 354,058 pursuant to applicable CPP rules. The repurchase of the warrant reduced our stockholders’ equity by the total cash price of $6.8 million, and did not have any impact on our net income available to common stockholders or diluted earnings per share in 2010.

Additional Paid-In Capital

At December 31, 2009, we had a 65 percent ownership interest in eProsper, an equity ownership data management services company. In December 2010, we acquired the remaining 35 percent ownership interest in eProsper for a total cash price of $1.3 million. This acquisition was accounted for as an equity transaction as we changed our ownership interest, while retaining control of our financial interest in eProsper. As a result, we reduced our stockholders’ equity by $1.8 million, reflecting the total cash paid as well as the reduction of the noncontrolling interests’ ownership portion.

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

The Rights will be exercisable on the tenth (10th) business day (or such later date as is determined by our Board) following the announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired or announces a tender or exchange offer to acquire beneficial ownership of 15 percent or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percent or more of the Company’s common stock, each Right will then be exercisable for shares of common stock having a value equal to two times the exercise price of the Right. Similarly, in the event the Company is acquired in a merger or other business combination transaction or 50 percent or more of our consolidated assets or earning power are sold following such time as a person or group has acquired beneficial ownership of 15 percent or more of the Company’s common stock, the rights will be exercisable for shares of the acquirer or its parent having a value equal to two times the exercise price of the Right.

At any time on or prior to the close of business on the earlier of (i) the fifth day following a public announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired beneficial ownership of 15 percent or more of the Company’s outstanding common shares (or such later date as may be determined by action of the Board and publicly announced) or (ii) January 31, 2014, we may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, subject to adjustment.

Earnings Per Share

Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units and awards under our equity incentive plans, our employee stock purchase plan, our Zero-Coupon Convertible Notes and related warrants (which matured in June 2008), our 3.875% convertible senior notes due on April 15, 2011 (“3.875% Convertible Notes”) and related warrants and note hedge. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2010, 2009 and 2008:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2010	2009	2008
Numerator:
Net income attributable to SVBFG	$94,951	$48,010	$74,286
Preferred stock dividend and discount accretion	—	(25,336)	(707)

Net income available to common stockholders	$94,951	$22,674	$73,579

Denominator:
Weighted average common shares outstanding—basic	41,774	33,901	32,425
Weighted average effect of dilutive securities:
Stock options	641	282	887
Restricted stock units and awards	63	—	114
Zero-Coupon Convertible Notes (1)	—	—	589

Denominator for diluted calculation	42,478	34,183	34,015

Net income per common share:
Basic	$2.27	$0.67	$2.27

Diluted	$2.24	$0.66	$2.16

(1)	Our Zero-Coupon Convertible Notes matured on June 15, 2008.

Any dilutive effect of our Zero-Coupon Convertible Notes and 3.875% Convertible Notes are included in the calculation of diluted EPS using the treasury stock method. We included the weighted average dilutive effect of the Zero-Coupon Convertible Notes in our diluted EPS calculation for the 2008 year. The 3.875% Convertible

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes did not impact our weighted average diluted common shares total for any of the periods presented as the applicable conversion price was higher than the average daily closing price for each of the twelve month periods. Our warrant associated with the 3.875% Convertible Notes did not impact our weighted average diluted common shares total for any of the periods presented as the exercise price was higher than the average daily closing price for each of the twelve month periods.

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for 2010, 2009 and 2008:

	Year ended December 31,
(Shares in thousands)	2010	2009	2008
Stock options	9	2,267	930
Restricted stock units and awards	30	226	2
Warrants associated with Zero-Coupon Convertible Notes	—	—	160
Warrant associated with CPP (1)	—	446	2

Total	39	2,939	1,094

(1)	In June 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our previous participation in the CPP.

In addition to the above, at December 31, 2010 and 2009, 4.7 million shares of our 3.875% Convertible Notes and associated warrants were outstanding but also excluded from the diluted EPS calculation as they were deemed to be anti-dilutive. Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement. (See Note 12—“Short-Term Borrowings and Long-Term Debt” & Note 13—“Derivative Financial Instruments” for more information on our 3.875% Convertible Notes and associated convertible note hedge and warrant agreement).

4.	Share-Based Compensation

Share-based compensation expense was recorded net of estimated forfeitures for 2010, 2009 and 2008, such that expense was recorded only for those share-based awards that are expected to vest. In 2010, 2009 and 2008, we recorded share-based compensation and related expenses as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Share-based compensation expense	$13,761	$14,784	$13,606
Income tax benefit related to share-based compensation expense	(3,400)	(3,289)	(3,388)
Capitalized compensation costs	996	895	1,015

Equity Incentive Plans

On May 11, 2006, our stockholders approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Our previous 1997 Equity Incentive Plan expired in December 2006. The 2006 Incentive Plan provides for the grant of various types of incentive awards, of which the following have been granted: (i) stock options; (ii) restricted stock awards; (iii) restricted stock units; and (iv) other cash or stock settled equity awards.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subject to the provisions of Section 14 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold is 3,000,000 shares plus: (i) shares that have been reserved but not issued under our 1997 Equity Incentive Plan as of May 11, 2006; and (ii) shares subject to stock options or similar awards granted under the 1997 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1997 Equity Incentive Plan that are forfeited or repurchased by us. No further awards may be made under the 1997 Equity Incentive Plan, but it will continue to govern awards previously granted thereunder.

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

Eligible participants in the 2006 Incentive Plan include directors, employees, and consultants. Options granted under the 2006 Incentive Plan generally expire seven years after the grant date. Options generally become exercisable over various periods, typically four years, from the grant date based on continued employment, and typically vest annually. Restricted stock awards and units generally vest over the passage of time and require continued employment or other service through the vesting period. Performance-based restricted stock units generally vest upon meeting certain performance-based objectives or the passage of time, or a combination of both, and require continued employment or other service through the vesting period. The vesting period for restricted stock units cannot be less than three years unless they are subject to certain performance-based objectives, in which case the vesting period can be 12 months or longer.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 149,701 shares and received $5.2 million in cash under the ESPP in 2010. At December 31, 2010, a total of 1,224,748 shares of our common stock were still available for future issuance under the ESPP. The next purchase will be on June 30, 2011 at the end of the current six-month offering period.

Unrecognized Compensation Expense

As of December 31, 2010 unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period- in Years
Stock options	$10,788	2.78
Restricted stock units	11,354	2.30

Total unrecognized share-based compensation expense	$22,142

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

The fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of restricted stock awards and restricted stock units were based on our closing stock price on the date of grant. The following weighted average assumptions and fair values were used:

	2010	2009	2008
Equity incentive plan awards
Weighted average expected term of options in years	4.5	4.5	4.3
Weighted average expected volatility of the Company’s underlying common stock	45.1%	58.8%	25.7%
Risk-free interest rate	2.23	2.00	3.07
Expected dividend yield	—	—	—
Weighted average grant date fair value-stock options	$19.15	$10.83	$12.85
Weighted average grant date fair value-restricted stock awards and restricted stock units	46.96	24.61	48.57
ESPP
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company’s underlying common stock	36.7%	90.0%	27.5%
Risk-free interest rate	0.22	0.30	2.96
Expected dividend yield	—	—	—
Weighted average fair value	$10.22	$10.53	$11.45

The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2010, 2009 and 2008, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In- The-Money Options
Outstanding at December 31, 2009	3,500,723	$35.31
Granted	473,870	47.77
Exercised	(691,439)	30.08
Forfeited	(108,476)	41.15
Expired	(62,425)	48.83

Outstanding at December 31, 2010	3,112,253	37.88	3.20	$47,316,390

Vested and expected to vest at December 31, 2010	2,974,181	37.77	3.08	45,523,506

Exercisable at December 31, 2010	2,022,867	37.16	1.95	32,199,224

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of outstanding options shown in the table below represents the pretax intrinsic value as of December 31, 2010. This value is based on our closing stock price of $53.05 as of December 31, 2010. The following table summarizes information regarding stock options outstanding as of December 31, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$15.15-19.24	167,438	1.86	$17.40	166,876	$17.41
19.25-19.48	338,819	5.33	19.48	71,098	19.48
19.49-26.00	286,455	1.28	24.62	278,451	24.67
26.01-31.29	372,767	2.32	29.47	289,185	29.94
31.30-36.56	196,781	0.32	35.84	196,407	35.85
36.57-43.49	370,190	1.92	41.93	313,229	42.10
43.50-48.76	754,387	3.97	47.66	426,891	47.84
48.77-53.29	605,838	4.56	50.66	267,847	52.23
$53.30-58.28	19,578	3.86	56.20	12,883	55.53

	3,112,253	3.20	37.88	2,022,867	37.16

We expect to satisfy the exercise of stock options by issuing new shares registered under the 1997 Equity Incentive Plan and the 2006 Incentive Plan, as applicable. All future awards of stock options and restricted stock will be issued from the 2006 Incentive Plan. At December 31, 2010, 1,800,368 shares were available for future issuance.

The following table summarizes information regarding stock option activity during 2010, 2009 and 2008, respectively:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash received from stock option exercises	$20,690	$2,430	$29,934
Income tax benefit (expense) from stock option exercises	3,962	(1,309)	7,797
Total intrinsic value of options exercised	11,871	1,399	24,199
Total fair value of option grants that vested	12,086	15,214	17,791

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	336,806	$39.55
Granted	228,341	46.96
Vested	(130,774)	42.22
Forfeited	(38,423)	34.48

Nonvested at December 31, 2010	395,950	43.49

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of restricted stock awards and units that vested during 2010, 2009 and 2008 were $5.5 million, $5.2 million and $5.0 million, respectively.

5.	Reserves on Deposit with the Federal Reserve Bank and Federal Bank Stock

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve. The cash balances at the Federal Reserve are classified as cash and cash equivalents. Additionally, as a member of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”), we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement. FHLB and FRB stock are recorded at cost as a component of other assets, and any cash dividends received are recorded as a component of other noninterest income.

The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2010 and 2009, respectively:

	Year ended December 31,
(Dollars in thousands)	2010	2009
Average required reserve balances at FRB San Francisco	$46,929	$34,398

	December 31,
(Dollars in thousands)	2010	2009
FHLB stock holdings	$25,000	$25,772
FRB stock holdings	13,618	13,116

6.	Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the federal funds sold, securities purchased under agreements to resell and other short-term investment securities at December 31, 2010 and 2009, respectively:

	December 31,
(Dollars in thousands)	2010	2009
Securities purchased under agreements to resell (1)	$60,345	$58,242
Short-term agency discount notes	330,370	—
Other short-term investment securities	12,992	—

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$403,707	$58,242

(1)	At December 31, 2010, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities. Additional information for these securities in 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009
Average securities purchased under agreements to resell	$41,113	$64,177
Maximum amount outstanding at any month-end during the year	152,603	140,624

In addition, as of December 31, 2010 and 2009, $2.2 billion and $3.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $246.3 million and $171.6 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment Securities

The major components of our investment securities portfolio at December 31, 2010 and 2009 are as follows:

	December 31, 2010				December 31, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,408	$1,002	$—	$26,410	$25,583	$464	$—	$26,047
U.S. agency debentures	2,844,973	7,077	(16,957)	2,835,093	887,008	5,188	(443)	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,234,120	15,487	(1,097)	1,248,510	1,413,817	14,050	(17,237)	1,410,630
Agency-issued collateralized mortgage obligations-fixed rate	806,032	24,435	(1)	830,466	1,360,790	17,142	(5,557)	1,372,375
Agency-issued collateralized mortgage obligations-variable rate	2,870,570	10,394	(1,439)	2,879,525	—	—	—	—
Non-agency mortgage-backed securities	—	—	—	—	89,155	48	(5,507)	83,696
Commercial mortgage-backed securities	—	—	—	—	48,440	468	(107)	48,801
Municipal bonds and notes	96,381	2,164	(965)	97,580	100,504	2,429	(56)	102,877
Equity securities	358	34	(9)	383	1,795	219	(5)	2,009

Total available-for-sale securities	$7,877,842	$60,593	$(20,468)	$7,917,967	$3,927,092	$40,008	$(28,912)	$3,938,188

Non-marketable securities:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)				391,247				271,316
Other venture capital investments (2)				111,843				96,577
Other investments (3)				981				1,143
Non-marketable securities (equity method accounting):
Other investments (4)				67,031				59,660
Low income housing tax credit funds				27,832				26,797
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				110,466				86,019
Other venture capital investments				12,120				12,019

Total non-marketable securities				721,520				553,531

Total investment securities				$8,639,487				$4,491,719

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and our ownership of each fund at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$44,722	12.6%	$50,508	12.6%
SVB Strategic Investors Fund II, LP	94,694	8.6	85,820	8.6
SVB Strategic Investors Fund III, LP	146,613	5.9	102,568	5.9
SVB Strategic Investors Fund IV, LP	40,639	5.0	13,677	5.0
SVB Capital Preferred Return Fund, LP	23,071	20.0	8,330	20.0
SVB Capital—NT Growth Partners, LP	28,624	33.0	10,413	33.0
SVB Capital Partners II, LP (i)	4,506	5.1	—	N/A
Other private equity fund (ii)	8,378	60.6	—	N/A

Total venture capital and private equity fund investments .	$391,247		$271,316

(i)	At December 31, 2010, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.
(ii)	At December 31, 2010, we had a direct ownership interest of 44.5 percent and an indirect ownership interest of 12.6 percent and 3.5 percent in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and our ownership of each fund at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$21,371	10.7%	$24,023	10.7%
SVB Capital Partners II, LP (i)	51,545	5.1	36,847	5.1
SVB India Capital Partners I, LP	38,927	14.4	35,707	14.4

Total other venture capital investments	$111,843		$96,577

(i)	At December 31, 2010, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At both December 31, 2010 and 2009 we had a majority ownership interest of slightly more than 50.0 % in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$17,826	9.3%	$16,134	9.3%
Gold Hill Capital 2008, LP (ii)	12,101	15.5	6,789	15.8
Partners for Growth II, LP	10,465	24.2	13,059	24.2
Other investments	26,639	N/A	23,678	N/A

Total other investments	$67,031		$59,660

(i)	At December 31, 2010, we had a direct ownership interest of 4.8% in the fund and an indirect interest in the fund through our investment in GHLLC of 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.
(ii)	At December 31, 2010, we had a direct ownership interest of 11.5% in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0%. Our aggregate direct and indirect ownership in the fund is 15.5%.

(5)	Represents investments in 343 and 349 venture capital and private equity funds at December 31, 2010 and 2009, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating and financial policies. For the year ended December 31, 2010, we recognized other-than-temporary impairment (“OTTI”) losses of $1.8 million resulting from other-than-temporary declines in value for 55 of the 343 investments. The OTTI losses are included in net gains (losses) on investment securities, a component of noninterest income. For the remaining 288 investments at December 31, 2010, we concluded that declines in value, if any, were temporary and as such, no OTTI was required to be recognized. At December 31, 2010, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $110.5 million, and the estimated fair value was $115.3 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2010:

(Dollars in thousands)	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$1,731,639	$(16,957)	$—	$—	$1,731,639	$(16,957)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	32,595	(1,097)	—	—	32,595	(1,097)
Agency-issued collateralized mortgage obligations-fixed rate	322	(1)	—	—	322	(1)
Agency-issued collateralized mortgage obligations-variable rate	506,104	(1,439)	—	—	506,104	(1,439)
Municipal bonds and notes (1)	25,699	(893)	3,451	(72)	29,150	(965)
Equity securities	148	(9)	—	—	148	(9)

Total temporarily impaired securities (1)	$2,296,507	$(20,396)	$3,451	$(72)	$2,299,958	$(20,468)

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	As of December 31, 2010, we identified a total of 102 investments that were in unrealized loss positions, of which one investment totaling $3.5 million with unrealized losses of $0.1 million has been in an impaired position for a period of time greater than 12 months. This security was purchased in January 2008, and is rated Aa2 by Moody’s and is not rated by S&P. The unrealized loss is due primarily to an increase in market spreads relative to spreads at the time of purchase. Based on the underlying credit quality of the investment, we do not intend to sell this security prior to recovery of our adjusted cost basis and as of December 31, 2010, it is more likely than not that we will not be required to sell this security prior to recovery of our adjusted cost basis. Based on our analysis we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of December 31, 2010 are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months or 12 months or longer as of December 31, 2009:

(Dollars in thousands)	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$287,621	$(443)	$—	$—	$287,621	$(443)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,034,781	(17,237)	—	—	1,034,781	(17,237)
Agency-issued collateralized mortgage obligations-fixed rate	321,388	(5,535)	1,392	(22)	322,780	(5,557)
Non-agency mortgage-backed securities	23,966	(195)	51,276	(5,312)	75,242	(5,507)
Commercial mortgage-backed securities	14,968	(107)	—	—	14,968	(107)
Municipal bonds and notes	11,908	(56)	—	—	11,908	(56)
Equity securities	3	(5)	—	—	3	(5)

Total temporarily impaired securities	$1,694,635	$(23,578)	$52,668	$(5,334)	$1,747,303	$(28,912)

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully Taxable Equivalent Basis)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of December 31, 2010. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for most U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities typically have original contractual maturities from 15 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2010
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,410	2.39%	$—	—%	$26,410	2.39%	$—	—%	$—	—%
U.S. agency debentures	2,835,093	1.53	101,636	2.00	2,733,457	1.51	—	—	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,248,510	3.56	—	—	—	—	52,370	2.75	1,196,140	3.59
Agency-issued collateralized mortgage obligations-fixed rate	830,466	3.40	—	—	—	—	—	—	830,466	3.40
Agency-issued collateralized mortgage obligations-variable rate	2,879,525	0.70	—	—	—	—	—	—	2,879,525	0.70
Municipal bonds and notes	97,580	6.01	558	4.92	7,018	5.38	42,541	5.91	47,463	6.20

Total	$7,917,584	1.80	$102,194	2.01	$2,766,885	1.53	$94,911	4.17	$4,953,594	1.90

Available-for-sale securities with a fair value of $1.1 billion and $607.8 million at December 31, 2010 and 2009, respectively, were pledged to secure certain deposits, current and prospective FHLB borrowings, and to maintain the ability to borrow at the discount window at the Federal Reserve. For further information on our available lines of credit, refer to Note 12—“Short-Term Borrowings and Long-Term Debt.”

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities in 2010, 2009 and 2008:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross gains on investment securities:
Available-for-sale securities, at fair value	$27,110	$246	$206
Marketable securities (investment company fair value accounting)	8,160	1,413	644
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	63,137	17,425	20,774
Other venture capital investments	29,455	15,970	10,917
Other investments	140	762	196
Non-marketable securities (equity method accounting):
Other investments	8,551	6,528	1,933
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	1,739	449	1,030
Other venture capital investments	11	23	129
Other investments	467	—	—

Total gross gains on investment securities	138,770	42,816	35,829

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Gross losses on investment securities:
Available-for-sale securities, at fair value	(2,287)	(414)	(2,822)
Marketable securities (investment company fair value accounting)	(9,855)	(431)	(3,647)
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	(19,497)	(46,318)	(26,511)
Other venture capital investments	(11,079)	(18,678)	(7,725)
Other investments	(158)	—	(5,874)
Non-marketable securities (equity method accounting):
Other investments	(616)	(3,337)	(1,685)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(1,793)	(4,439)	(2,084)
Other venture capital investments	—	(408)	(258)
Other investments	(125)	—	—

Total gross losses on investment securities	(45,410)	(74,025)	(50,606)

Gains (losses) on investment securities, net	$93,360	$(31,209)	$(14,777)

Gains (losses) attributable to noncontrolling interests, including carried interest	$52,586	$(26,638)	$(8,929)

8.	Loans and Allowance for Loan Losses

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

In addition to commercial loans, we make loans to targeted high-net-worth individuals through our Private Client Services (“PCS”) business. These products and services include real estate secured home equity lines of credit, which may be used to finance real estate investments and loans for personal residences used to purchase, renovate or refinance personal residences. These products and services also include restricted stock purchase loans and capital call lines of credit. We also provide real estate secured loans to eligible employees through our Employee Home Ownership Program (“EHOP”).

We also provide community development loans, which are low income housing loans made as part of our responsibilities under the Community Reinvestment Act. These loans are construction loans and are primarily secured by real estate.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of loans, net of unearned income of $45.5 million and $34.9 million at December 31, 2010 and 2009, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2010	2009
Commercial loans:
Software	$1,820,385	$1,381,669
Hardware	561,610	551,545
Clean technology	159,502	71,550
Venture capital/private equity	1,036,077	925,330
Life science	568,739	514,879
Premium wine (1)	144,972	143,062
Other	303,492	158,666

Commercial loans (2)	4,594,777	3,746,701

Real estate secured loans:
Premium wine (1)	312,255	298,839
Consumer loans (3)	361,704	241,284

Real estate secured loans	673,959	540,123

Construction loans	60,178	59,926
Consumer loans	192,823	201,344

Total loans, net of unearned income	$5,521,737	$4,548,094

(1)	Included in our premium wine portfolio are gross construction loans of $119.0 million and $122.1 million at December 31, 2010 and 2009, respectively.

(2)	Included within our commercial loans portfolio are business credit card loans to commercial clients. At December 31, 2010 and 2009, our business credit card loans portfolio totaled $32.5 million and $24.6 million, respectively.

(3)	Consumer loans secured by real estate at December 31, 2010 and 2009 were comprised of the following:

	December 31,
(Dollars in thousands)	2010	2009
Loans for personal residences	$189,039	$64,678
Loans to eligible employees	88,510	86,147
Home equity lines of credit .	84,155	90,459

Consumer loans secured by real estate .	$361,704	$241,284

The activity in the allowance for loan losses during 2010, 2009 and 2008 was as follows:

	Year ended December 31,
(Dollars in thousands, except ratios)	2010	2009	2008
Allowance for loan losses, beginning balance	$72,450	$107,396	$47,293
Provision for loan losses	44,628	90,180	100,713
Gross loan charge-offs	(51,239)	(143,570)	(47,815)
Loan recoveries	16,788	18,444	7,205

Allowance for loan losses, ending balance	$82,627	$72,450	$107,396

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Quality

As part of our December 31, 2010 reporting, we adopted a new accounting standard (ASU No. 2010-20), which requires the addition of new disclosures and enhances existing disclosure requirements already included in the guidance for credit quality and the allowance for credit losses. A majority of the disclosures are enhancements to our existing requirements, which requires us to provide a breakout of our allowance for loan losses, charge-off information and other credit quality metrics by client industry segments (i.e. Hardware, Software, etc.). We adopted this standard on a prospective basis and the adoption did not have an impact on our financial position, results of operations or stockholders’ equity. The following tables provide a summary of the additional disclosures.

The composition of loans, net of unearned income, broken out by portfolio segment (which we have identified as our commercial and consumer loan categories) and class of financing receivable (which we have identified as our client industry segments of hardware, software, etc.) as of December 31, 2010, is as follows:

December 31, 2010 (dollars in thousands)
Commercial loans:
Software	$1,820,680
Hardware	641,052
Venture capital/private equity	1,036,201
Life science	575,944
Premium wine	457,227
Other	436,106

Total commercial loans	4,967,210

Consumer loans:
Real estate secured loans	361,704
Other consumer loans	192,823

Total consumer loans	554,527

Total loans, net of unearned income	$5,521,737

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2010:

December 31, 2010 (dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
Commercial loans:
Software	$674	$239	$17	$930	$1,834,897	$17
Hardware	89	819	27	935	642,786	27
Venture capital/private equity	—	—	—	—	1,046,696	—
Life science	157	—	—	157	578,208	—
Premium wine	—	—	—	—	451,006	—
Other	—	—	—	—	438,345	—

Total commercial loans	920	1,058	44	2,022	4,991,938	44

Consumer loans:
Real estate secured loans	—	—	—	—	341,048	—
Other consumer loans	—	—	—	—	192,771	—

Total consumer loans	—	—	—	—	533,819	—

Total gross loans excluding impaired loans	920	1,058	44	2,022	5,525,757	44

Impaired loans	323	913	7,805	9,041	30,385	—

Total gross loans	$1,243	$1,971	$7,849	$11,063	$5,556,142	$44

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of December 31, 2010:

December 31, 2010 (dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total unpaid principal of impaired loans
Commercial loans:
Software	$2,958	$334	$3,292
Hardware	3,517	307	3,824
Life Science	2,050	1,362	3,412
Premium wine	2,995	3,167	6,162
Other	1,158	1,019	2,177

Total commercial loans	12,678	6,189	18,867

Consumer loans:
Real estate secured loans	20,559	—	20,559

Total consumer loans	20,559	—	20,559

Total	$33,237	$6,189	$39,426

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during 2010:

Year ended December 31, 2010 (dollars in thousands)
Average recorded investment impaired loans:
Commercial loans:
Software	$6,153
Hardware	9,485
Life science	5,772
Premium wine	1,461
Other	2,279

Total commercial loans	25,150

Consumer loans:
Real estate secured loans	21,055
Other consumer loans	117

Total consumer loans	21,172

Total average impaired loans	$46,322

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the allowance for loan losses during 2010, broken out by portfolio segment and class of financing receivable:

December 31, 2010 (dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Ending Balance: Individually Evaluated for Impairment	Ending Balance: Collectively Evaluated for Impairment
Commercial loans:
Software	$24,209	$(16,230)	$5,838	$15,471	$29,288	$986	$28,302
Hardware	16,194	(10,568)	5,715	3,347	14,688	1,348	13,340
Venture capital/private equity	5,664	—	—	2,577	8,241	—	8,241
Life science	9,651	(17,629)	3,738	13,317	9,077	346	8,731
Premium wine	4,652	(1,457)	222	2,075	5,492	438	5,054
Other	3,877	(4,866)	737	5,570	5,318	122	5,196

Total commercial loans	64,247	(50,750)	16,250	42,357	72,104	3,240	68,864

Consumer loans	8,203	(489)	538	2,271	10,523	3,696	6,827

Total allowance for loan losses	$72,450	$(51,239)	$16,788	$44,628	$82,627	$6,936	$75,691

Credit Quality Indicators

We provide loans to a variety of clients in select industry niches. For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk rated 1 being cash secured. Loans risk rated 5 through 7 are loans that are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our performing (criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies.”); these loans are deemed “Impaired”. Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2010:

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 (dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
Commercial loans:
Software	$1,717,309	$118,518	$3,292	$1,839,119
Hardware	575,401	68,320	3,824	647,545
Venture capital/private equity	1,031,373	15,323	—	1,046,696
Life science	520,596	57,769	3,412	581,777
Premium wine	400,519	50,487	6,162	457,168
Other	415,381	22,964	2,177	440,522

Total commercial loans	4,660,579	333,381	18,867	5,012,827

Consumer loans:
Real estate secured loans	337,087	3,961	20,559	361,607
Other consumer loans	181,561	11,210	—	192,771

Total consumer loans	518,648	15,171	20,559	554,378

Total gross loans	$5,179,227	$348,552	$39,426	$5,567,205

Troubled Debt Restructurings

Included in the $39.4 million of impaired loans at December 31, 2010 are loans modified in TDRs, where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. As of December 31, 2010, we had TDRs of $31.1 million, which were comprised of $20.6 million in consumer loans secured by real estate, $3.5 million in hardware loans, $3.0 million in premium wine loans, $2.2 million in software loans, $1.2 million in other commercial loans and $0.6 million in life science loans. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments. There were no commitments available for funding to any of the clients associated with these TDRs as of December 31, 2010.

9.	Premises and Equipment

Premises and equipment at December 31, 2010 and 2009, consist of the following:

	December 31,
(Dollars in thousands)	2010	2009
Computer software	$68,728	$55,855
Computer hardware	32,158	28,065
Leasehold improvements	31,026	26,404
Furniture and equipment	11,940	9,234

Total	143,852	119,558
Accumulated depreciation and amortization	(99,307)	(87,822)

Premises and equipment, net	$44,545	$31,736

Depreciation and amortization expense for premises and equipment was $14.1 million, $14.2 million, and $15.7 million in 2010, 2009 and 2008, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Goodwill

Goodwill, which arises when the purchase price exceeds the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. There was no remaining goodwill on our balance sheet as of December 31, 2010 and 2009.

eProsper

In 2006, through our subsidiary, SVB Analytics, we acquired a 65 percent ownership interest in eProsper, an equity ownership data management services company. In connection with this acquisition, we recognized $4.1 million in goodwill. In 2009, we conducted an assessment of goodwill of eProsper in accordance with ASC 350, based on eProsper’s revised forecast of discounted net cash flows for that reporting unit. We concluded that we had an impairment of goodwill resulting from changes in our outlook for eProsper’s future financial performance. As a result, $4.1 million of goodwill was expensed as a noncash non tax-deductible charge to continuing operations during 2009.

11.	Deposits

The aggregate amount of time deposit accounts individually equal to or greater than $100,000 totaled $343.5 million and $281.2 million at December 31, 2010 and 2009, respectively. Interest expense paid on time deposits individually equal to or greater than $100,000 totaled $1.5 million, $2.1 million and $3.0 million in 2010, 2009 and 2008, respectively. At December 31, 2010, time deposit accounts individually equal to or greater than $100,000 totaling $338.3 million were scheduled to mature within one year.

12.	Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at December 31, 2010 and 2009:

	Maturity	Principal value	Carrying value
(Dollars in thousands)			December 31, 2010	December 31, 2009
Short-term borrowings:
Other short-term borrowings	(1)	$37,245	$37,245	$38,755

Total short-term borrowings			$37,245	$38,755

Long-term debt:
5.375% senior notes	September 15, 2020	350,000	$347,601	$—
5.70% senior notes (2)	June 1, 2012	250,000	265,613	269,793
6.05% subordinated notes (3)	June 1, 2017	250,000	285,937	276,541
3.875% convertible notes	April 15, 2011	250,000	249,304	246,991
7.0% junior subordinated debentures	October 15, 2033	50,000	55,548	55,986
4.99% long-term notes payable	(4)	5,257	5,257	7,339

Total long-term debt			$1,209,260	$856,650

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior notes and 6.05% Subordinated notes.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	At December 31, 2010 and 2009, included in the carrying value of our 5.70% Senior notes are $15.7 million and $19.9 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(3)	At December 31, 2010 and 2009, included in the carrying value of our 6.05% Subordinated notes are $36.3 million and $27.0 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(4)	Represents long-term notes payable related to one of our debt fund investments, and was payable beginning April 30, 2009 with the last payment due in April 2012.

The aggregate annual maturities of long-term debt obligations as of December 31, 2010 are as follows:

Year ended December 31, (dollars in thousands):
2011	$253,715
2012	266,459
2013	—
2014	—
2015	—
2016 and thereafter	689,086

Total	$1,209,260

Interest expense related to short-term borrowings and long-term debt was $28.8 million, $27.7 million and $47.0 million in 2010, 2009 and 2008, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements related to our 5.70% Senior notes and 6.05% Subordinated notes. The weighted average interest rates associated with our short-term borrowings as of December 31, 2010 and 2009 were 0.13 percent and 0.05 percent, respectively.

5.375% Senior Notes

In September 2010, we issued $350 million of 5.375% Senior Notes due in September 2020 (“5.375% Senior Notes”). We received net proceeds of $344.5 million after deducting underwriting discounts and commissions and other expenses. We intend to use approximately $250 million of the net proceeds from the sale of the notes to meet obligations due on the unconverted portion of our 3.875% Convertible Notes due on April 15, 2011 (see “3.875% Convertible Notes” section below for further details). The remaining net proceeds will be used for general corporate purposes, including working capital.

Senior Notes and Subordinated Notes

On May 15, 2007, the Bank issued 5.70% Senior notes, due June 1, 2012, in an aggregate principal amount of $250 million and 6.05 percent subordinated notes, due June 1, 2017, in an aggregate principal amount of $250 million (collectively, the “Notes”). The discount and issuance costs related to the Notes were $0.8 million and $4.2 million, respectively, and the net proceeds from the offering of the Notes were $495.0 million. The Notes are not redeemable prior to maturity and interest is payable semi-annually. Proceeds from the issuance of these Notes were used for repayment of certain short-term borrowings. Debt issuance costs of $2.0 million and $2.2 million related to the 5.70% Senior notes and 6.05% Subordinated notes, respectively, were deferred and are being amortized to interest expense over the term of the Notes, using the effective interest method. Concurrent with the issuance of the Notes, we entered into fixed-to-variable interest rate swap agreements related to both the senior notes and the subordinated notes (see Note 13—“Derivative Financial Instruments”).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.875% Convertible Notes

In April 2008, we issued our 3.875% Convertible Notes, due April 15, 2011, in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The issuance costs related to the 3.875% Convertible Notes were $6.8 million, and the net proceeds from the offering were $243.2 million. We used $141.9 million of the net proceeds to settle the principal value of our Zero-Coupon Convertible Notes, which matured in June 2008. All remaining proceeds were used for general corporate purposes. The 3.875% Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, into shares of our common stock or cash or any combination thereof for any excess conversion value, at our option. Holders may convert their 3.875% Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon conversion of a note, we will pay the outstanding principal amount in cash as required by the terms of the notes, and to the extent that the conversion value exceeds the principal amount, we have the option to pay cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount.

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement (see Note 13—“Derivative Financial Instruments”), which effectively increased the economic conversion price of our 3.875% Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement are not part of the terms of the notes and will not affect the rights of the holders of the notes.

The effective interest rate for our 3.875% Convertible Notes in 2010 and 2009 was 5.70 percent and 5.71 percent, respectively, and interest expense was $14.1 million and $14.0 million, respectively. At December 31, 2010, the unamortized debt discount totaled $0.7 million, and will be amortized over the remaining contractual term of the debt.

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% Junior Subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0 percent per annum of the face value of the junior subordinated debentures. Distributions for each of 2010, 2009 and 2008 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity on October 15, 2033, or may be redeemed prior to maturity in whole or in part, at our option, at any time on or after October 30, 2008. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 13—“Derivative Financial Instruments”).

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2010, we had not borrowed against any of our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entirely of U.S. agency debentures) at December 31, 2010 totaled $991.8 million, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at December 31, 2010 totaled $84.5 million, all of which was unused and available to support additional borrowings.

13.	Derivative Financial Instruments

We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk, equity market price risk and to assist customers with their risk management objectives. Also, in connection with negotiating credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science industries.

Interest Rate Risk

Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 5.70% Senior notes, and 6.05% Subordinated notes, we entered into fixed-for-floating interest rate swap agreements at the time of debt issuance based upon London Interbank Offered Rates (“LIBOR”) with matched-terms. We use the shortcut method to assess hedge effectiveness and evaluate the hedging relationships for qualification under the shortcut method requirements for each reporting period.

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

For more information on our 5.70% Senior notes, 6.05% Subordinated notes and 7.0% Junior Subordinated notes, see Note 12—“Short-Term Borrowings and Long-Term Debt.”

Net cash benefits associated with our interest rate swaps are recorded in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Increases from changes in fair value are included in other assets and decreases from changes in fair value are included in other liabilities. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Currency Exchange Risk

We enter into foreign exchange forward contracts to hedge against exposures of our loans that are denominated in foreign currencies to our clients, primarily in Pound Sterling, Euro, and Japanese Yen. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on the loans are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the loans are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Market Price Risk

We have convertible debt instruments that contain conversion options that enable the holders to convert the instruments, subject to certain conditions. Specifically, we currently have outstanding our 3.875% Convertible Notes. Upon conversion of a note, we will pay the outstanding principal amount in cash as required by the terms of the notes, and to the extent that the conversion value exceeds the principal amount, we have the option to pay cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount. The conversion option represents an equity risk exposure for the excess conversion value and is an equity derivative classified in stockholders’ equity. We manage equity market price risk of our convertible debt instruments by entering into convertible note hedge and warrant agreements to increase the economic conversion price of our convertible debt instruments and to decrease potential dilution to stockholders resulting from the conversion option.

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43. For the year ended December 31, 2010 and 2009, there were no note conversions or exercises under the warrant agreement as the notes were not convertible.

For more information on the 3.875% Convertible Notes, see Note 12—“Short-Term Borrowings and Long-Term Debt.”

Other Derivative Instruments

Equity Warrant Assets

Our equity warrant assets are concentrated in private, venture-backed companies in the technology and life science industries. Most of these warrant agreements contain net share settlement provisions, which permit us to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). Because we can net settle these warrant agreements, these equity warrant assets qualify as derivative instruments. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. We make valuation adjustments for estimated remaining life and marketability for warrants issued by private companies. Equity warrant assets are recorded at fair value in other assets, while changes in their fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Loan Conversion Options

In connection with negotiating certain credit facilities through our relationship with management of one of our sponsored debt funds, we occasionally obtain loan facilities with convertible options. The convertible notes may be converted into a certain number of shares determined by dividing the principal amount of the loan by the applicable conversion price. Because our loan conversion options have underlying and notional values, had no initial net investment, and can be net settled, these assets qualify as derivative instruments. We value our loan conversion options using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. Loan conversion options are recorded at fair value in other assets, while changes in their fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Other Derivatives

We sell forward and option contracts to clients that wish to mitigate their foreign currency exposure. We hedge the currency risk from this business by entering into opposite way contracts with correspondent banks.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This hedging relationship does not qualify for hedge accounting. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. We generally have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Increases from changes in fair value are included in other assets and decreases from changes in fair value are included in other liabilities. The net change in the fair value of these contracts is recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Counterparty Credit Risk

We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2010 and 2009, respectively, were as follows:

		December 31, 2010				December 31, 2009
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$500,000	$52,017	$37,245	$14,772	$500,000	$46,895	$38,755	$8,140

Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	33,046	459	—	459	48,276	1,472	—	1,472
Foreign exchange forwards	Other liabilities	26,764	(280)	—	(280)	9,828	(85)	—	(85)

Net exposure			179	—	179		1,387	—	1,387

Other derivative instruments:
Equity warrant assets	Other assets	126,062	47,565	—	47,565	120,192	41,292	—	41,292

Other derivatives:
Foreign exchange forwards	Other assets	291,243	9,408	—	9,408	316,759	16,772	—	16,772
Foreign exchange forwards	Other liabilities	267,218	(8,505)	—	(8,505)	326,116	(15,593)	—	(15,593)
Foreign currency options	Other assets	118,133	1,482	—	1,482	1,819	192	—	192
Foreign currency options	Other liabilities	118,133	(1,482)	—	(1,482)	1,819	(192)	—	(192)
Loan conversion options	Other assets	10,175	4,291		4,291	—	—	—	—

Net exposure			5,194	—	5,194		1,179	—	1,179

Net			$104,955	$37,245	$67,710		$90,753	$38,755	$51,998

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “Short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2010 remain at “A” or higher and there were no material changes in their credit ratings for the year ended December 31, 2010.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2010, 2009 and 2008 is as follows:

(Dollars in thousands)	Statement of Income Location	Year ended December 31,
		2010	2009	2008
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$24,682	$20,967	$10,610
Changes in fair value of interest rate swap	Net gains (losses) on derivative instruments	—	(170)	(1,856)

Net gains associated with interest rate risk derivatives		$24,682	$20,797	$8,754

Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on foreign currency loan revaluations, net	Other noninterest income	$(427)	$1,945	$(7,567)
Gains (losses) on foreign exchange forward contracts, net	Net gains (losses) on derivative instruments	710	(2,258)	5,185

Net (losses) gains associated with currency risk		$283	$(313)	$(2,382)

Other derivative instruments:
Gains (losses) on equity warrant assets	Net gains (losses) on derivative instruments	$6,556	$(55)	$10,541

Gains on client foreign exchange forward contracts, net	Net gains (losses) on derivative instruments	$1,914	$1,730	$4,233

Gains on covered call options, net	Net gains (losses) on derivative instruments	$—	$—	$402

Net gains on loan conversion options	Net gains (losses) on derivative instruments	$342	$—	$—

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Other Noninterest Income and Expense

A summary of other noninterest income for 2010, 2009 and 2008, respectively, is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Fund management fees	$10,753	$10,328	$8,547
Service-based fee income	8,840	7,554	8,686
Unused commitment fees	6,833	3,534	2,799
Loan syndication fees	1,775	—	—
Currency revaluation gains (losses)	959	764	(753)
(Losses) gains on foreign currency loans revaluation, net	(427)	1,945	(7,567)
Other	6,909	5,836	7,340

Total other noninterest income	$35,642	$29,961	$19,052

A summary of other noninterest expense for 2010, 2009 and 2008, respectively, is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Telephone	$4,952	$4,202	$5,276
Data processing services	4,060	3,025	4,235
Tax credit fund amortization	3,965	4,614	3,853
Client services	2,716	1,923	1,022
Postage and supplies	2,198	2,985	3,939
Dues and publications	1,519	1,872	1,568
Other	7,081	6,102	6,114

Total other noninterest expense	$26,491	$24,723	$26,007

15.	Income Taxes

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

The amount of current taxes receivable was $0.2 million and $16.9 million at December 31, 2010 and 2009, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our provision for income taxes for 2010, 2009 and 2008, consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Current provision:
Federal	$47,794	$25,300	$35,358
State	15,042	7,813	14,640
Deferred (benefit) expense:
Federal	(1,157)	1,445	3,005
State	(277)	649	(790)

Income tax expense	$61,402	$35,207	$52,213

Effective January 1, 2009, we adopted a new accounting standard (ASC 810-10), which requires us to clearly identify and distinguish between the interests of the Company and the interests of the noncontrolling owners by presenting noncontrolling interests after net income in our consolidated statements of income. As a result, our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net (income) loss attributable to noncontrolling interests.

The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2010, 2009 and 2008, is as follows:

	Year ended December 31,
	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	6.2	6.6	6.9
Share-based compensation expense on incentive stock options and ESPP	1.2	2.8	1.4
Meals and entertainment	0.7	0.9	0.6
Disallowed officer’s compensation	0.3	1.2	—
Goodwill impairment—eProsper	—	1.7	—
Loss from conversion of certain zero-coupon convertible subordinated notes	—	—	1.0
Low-income housing tax credit	(2.4)	(5.2)	(3.0)
Tax-exempt interest income	(0.9)	(1.7)	(1.1)
Other, net	(0.8)	1.0	0.5

Effective income tax rate	39.3%	42.3%	41.3%

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) at December 31, 2010 and 2009, consisted of the following:

	December 31,
(Dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$40,633	$35,258
Loan fee income	7,533	857
Share-based compensation expense	8,062	7,131
Net operating loss	3,992	3,729
State income taxes	3,636	1,291
Other accruals not currently deductible	2,601	8,793
Premises and equipment and other intangibles	2,096	5,212
Derivative equity warrant assets	1,270	—
Original issuance discount on 2008 convertible notes	1,212	6,190
Research and development credit	237	237
Investments	—	1,374
Other	18	24

Deferred tax assets	71,290	70,096

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(16,696)	(4,096)
Investments	(6,965)	—
Derivative equity warrant assets	—	(7,178)
FHLB stock dividend	(1,251)	(1,261)
Other	(278)	(558)

Deferred tax liabilities	(25,190)	(13,093)

Net deferred tax assets	46,100	57,003
Valuation allowance	(4,229)	(3,966)

Net deferred tax assets after valuation allowance	$41,871	$53,037

At December 31, 2010 and 2009, federal net operating loss carryforwards totaled $10.4 million and $9.8 million, respectively, and state net operating loss carryforwards totaled $5.2 million and $4.8 million, respectively. These net operating loss carryforwards expire at various dates beginning in 2013. A portion of our net operating loss carryforwards will be subject to provisions of the tax law that limits the use of losses that existed at the time there is a change in control of an enterprise. At December 31, 2010, the amount of our federal and state net operating loss carryforwards that would be subject to these limitations was $7.2 million and $2.2 million, respectively.

We believe that it is more likely than not that the benefit from these net operating loss carryforward and research and development credits associated with eProsper will not be realized due to the lack of future profitability in that business. In recognition of this risk, we have provided a valuation allowance of $4.2 million and $4.0 million on the deferred tax assets related to these net operating loss carryforward and research and development credits at December 31, 2010 and 2009, respectively. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in our unrecognized tax benefit (including interest and penalties) in 2010 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at January 1, 2010	$267	$100	$367
Additions based on tax positions related to current year	68	—	68
Additions for tax positions for prior years	16	65	81
Reduction for tax positions for prior years	(2)	—	(2)
Reduction as a result of a lapse of the applicable statute of limitations	(53)	(31)	(84)

Balance at December 31, 2010	$296	$134	$430

At December 31, 2010, our unrecognized tax benefit was $0.4 million, the recognition of which would reduce our income tax expense by $0.3 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

16.	Employee Compensation and Benefit Plans

Our employee compensation and benefit plans include: (i) Equity Incentive Plans; (ii) Employee Stock Purchase Plan; (iii) Incentive Compensation Plan; (iv) Direct Drive Incentive Compensation Plan; (v) Long-Term Cash Incentive Plan; (vi) Retention Program; (vii) Warrant Incentive Plan; (viii) SVB Financial Group 401(k) and Employee Stock Ownership Plan; (ix) Employee Home Ownership Plan; and (x) Deferred Compensation Plan. The Equity Incentive Plans and the Employee Stock Purchase Plan are described in Note 4—“Share-Based Compensation.”

A summary of expenses incurred under certain employee compensation and benefit plans for 2010, 2009 and 2008, respectively, is as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Incentive Compensation Plans	$38,794	$18,285	$14,777
Long-Term Cash Incentive Plan	1,723	—	—
Direct Drive Incentive Compensation Plan	16,966	6,878	9,621
Retention Program	222	977	1,054
Warrant Incentive Plan	829	578	837
SVBFG 401(k) Plan	6,058	6,010	4,934
SVBFG Employee Stock Ownership Plan	8,019	—	—

Incentive Compensation Plan

In general, our Incentive Compensation Plan (“ICP”) is an annual cash incentive plan that rewards performance based on our financial results and other performance criteria. Awards are made based on company performance, the employee’s target bonus level, and management’s assessment of individual employee performance.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct Drive Incentive Compensation Plan

The Direct Drive Incentive Compensation Plan (“Direct Drive”) is an annual sales incentive program. Payments are based on sales teams’ performance to predetermined financial targets and other performance criteria. Actual awards for each sales team member under Direct Drive is based on: (i) the actual results and financial performance with respect to the gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member’s sales position and team payout allocation. We define gross profit targets as the revenue goals for total interest income after funds transfer pricing and noninterest income. Income associated with equity warrant assets is not included in the gross profit targets. Additionally, sales team members may receive a discretionary award based on management’s assessment of such member’s contributions and performance during the applicable fiscal year, regardless of achievement of team gross profit targets.

Long-Term Cash Incentive Plan

In 2010, we adopted a new Long-Term Cash Incentive Plan (“LTI Plan”), which is a long-term performance-based cash incentive program. Payments under the LTI Plan are intended to be paid, to the extent earned, at the end of the performance period, generally a three-year period. However, to help the initial transition of executives to the LTI Plan, specifically for the 2010 plan, which targets performance covering 2010, 2011 and 2012 (the “2010-2012 Performance Period”), the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved for 30% of any estimated award earned pursuant to its approval to be paid after the end of each of 2010 and 2011. In 2012, the final 40% would be earned based on our performance and the Compensation Committee’s discretion.

Actual awards for the 2010-2012 Performance Period were based on performance criteria set by the Compensation Committee, including: (i) the actual results for annual book value as compared to our annual book value growth target; and (ii) the actual annual total shareholder return compared to the total shareholder return for an identified peer group of companies. The Compensation Committee established payment guidelines with minimum and maximum payouts of 75% and 125%, respectively, of each performance measure described above, subject to a linear interpolation, and subject to the Compensation Committee’s sole discretion and our overall performance and individual performance.

Retention Program

The Retention Program (“RP”) is a long-term incentive plan that allows designated employees to share directly in our investment success. Plan participants are granted an interest in the distributions made on certain designated investments made by us, as well as certain fees received by us, during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain venture capital and private equity funds, venture debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. All designated investments for the program are approved annually by the Board of Directors Compensation Committee. We determine individual allocations in the RP based on individual performance, the individual’s role and the total number of plan participants. Each allocation gives the participant a stated percentage or dollar interest in the returns on the designated investments and fees in the pool. The interests are not in the underlying investments themselves, but rather in future distributions or returns to us on such investments. Distributions received by us are paid to the participants over the term of the applicable plan, which is generally ten years. During 2010, all executive officers terminated their participation in the RP.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrant Incentive Plan

The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on our behalf. Designated participants share in the cash received from the exercise of equity warrant assets.

SVB Financial Group 401(k) and Employee Stock Ownership Plan

The SVB Financial Group 401(k) (the “401(k) Plan”) and Employee Stock Ownership (“ESOP”) Plan (collectively referred to as the “Plan”) is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.

Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $16,500, $16,500 and $15,500 in 2010, 2009 and 2008, respectively. We match the employee’s contributions dollar-for-dollar, up to 5 percent of the employee’s pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.

Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash, or our common stock, in an amount not exceeding 10 percent of the employee’s eligible pay earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years during a participant’s first five years of service (thereafter all subsequent ESOP contributions are fully vested).

At December 31, 2010, our ESOP owned 408,132 shares of our common stock. All shares held by our ESOP are treated as outstanding shares in both our basic and diluted earnings per common share computations. At December 31, 2010, we had not committed any shares to the ESOP program.

Employee Home Ownership Plan (“EHOP”)

The EHOP is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage for their primary residence, which is due and payable in either five or seven years and is based on amortization over a 30 year period. Applicants must qualify for a loan through the normal mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80.0 percent of the lesser of the purchase price or the appraised value. The interest rate on the loan is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be up to 2.0 percent below the market rate. The loan rate shall not be less than the greater of either the five-year Treasury Note plus 25 basis points (for the five year loan) or the average of the five year and 10 year Treasury Note plus 25 basis points (for the seven year loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activities of all EHOP loans to employees for 2010 and 2009:

	Year ended December 31,
(Dollars in thousands)	2010	2009
Balance at the beginning of the year	$86,148	$74,759
Loan proceeds disbursed for EHOP	24,619	18,892
Loan repayments for EHOP	(22,257)	(7,503)

Balance at the end of the year	$88,510	$86,148

Deferred Compensation Plan

In October 2004, we established the Deferred Compensation Plan (the “DC Plan”). The DC Plan became effective on January 1, 2005. Under the DC Plan, eligible employees may elect to defer up to 25 percent of their base salary and/or up to 100 percent of any eligible bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the DC Plan, and any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan, nor do we make any other contributions to the DC Plan. Deferrals under the DC Plan were $0.4 million, $0.6 million and $0.9 million in 2010, 2009 and 2008, respectively. The DC Plan investment had gains of $0.4 million and $0.6 million in 2010 and 2009, respectively, and a loss of $0.9 million in 2008.

17.	Related Parties

Loan Transactions

SVB Financial has a commitment under a partially-syndicated revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund, and its affiliated funds (“Gold Hill 03 Funds”), for which SVB Financial has ownership interests in each of the funds. The line of credit is secured and bears an interest rate of prime plus one percent. In April 2010, SVB Financial decreased the revolving line of credit facility to Gold Hill 03 Funds from a total commitment amount of $75.0 million to $15.0 million. Of the $15.0 million, $6.2 million, or 41.2%, is syndicated to another lender. The highest outstanding balance under SVB Financial’s portion of the facility during 2010, 2009 and 2008 was $9.7 million, $34.1 million and $36.8 million, respectively. There was no outstanding balance under the facility as of December 31, 2010. SVB Financial’s portion of the outstanding balance was $8.8 million as of December 31, 2009.

In October 2008, the Bank renewed a $0.7 million revolving line of credit (originally extended in 2005) to a relative of Harry Kellogg, an executive officer of the Company. At the time of renewal, the loan: (a) was made in the ordinary course of business; (b) was made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features. During the fourth quarter of 2009, the loan became nonperforming and the Bank commenced efforts to recover the amounts owing under the terms of the loan. The largest aggregate amount of principal outstanding during 2010 was $0.7 million, and as of the maturity date of the loan, December 31, 2010, the amount of principal outstanding remained at $0.7 million. A payment amount of $4 thousand was received during 2010, which was applied against the principal of the loan. The rate of interest on the loan was 6.0 percent. The loan has not yet been repaid.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, during 2010, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

Fund Investments

Managed Funds

In 2000, we formed two venture investment funds: SVB Strategic Investors Fund, LP (“SIF I”) and Silicon Valley BancVentures, LP (“SVBV”). SIF I is a $121.8 million fund that primarily invests in venture capital funds and SVBV is a $56.1 million direct equity investment fund that invests in privately-held companies. Both funds are managed by their respective general partners, which are subsidiaries of SVB Financial and hold an interest in the respective funds. Certain of our directors have also invested in the funds and hold a noncontrolling interest: Messrs. Hardymon (through his family limited partnership) ($0.9 million) and Porter (former director) ($0.5 million) are limited partners of SIF I, and Messrs. Hardymon (through his family limited partnership) ($1.5 million) and Kramlich ($1.0 million) are limited partners of SVBV.

In 2004, we created SVB Strategic Investors Fund II, LP (“SIF II”), a $175.0 million fund of funds that invests primarily in venture capital funds. SIF II is managed by its general partner, which is a subsidiary of SVB Financial and holds an interest in the fund. Certain of our directors have invested in SIF II and hold a noncontrolling interest as a limited partner: Messrs. Hardymon (through his family limited partnership) ($1.0 million) and Porter ($0.1 million).

In 2006, we created SVB India Capital Partners I, LP (“SICP”), a $53.9 million direct equity investment fund that invests in privately-held companies in India. SICP is managed by its general partner, which is a subsidiary of SVB Financial and holds an interest in the fund. Certain of our directors have invested in SICP and hold a noncontrolling interest as a limited partner: Messrs. Benhamou (through Benhamou Global Ventures) ($0.3 million), Friedman (through his family trust) ($0.1 million) and Porter ($0.2 million), and Mmes. Krishnan (through her family trust) ($0.3 million), and Rodeno ($0.3 million).

In 2007, we created SVB Capital Partners II, LP (“SCPII”), a $90.1 million fund that invests in privately held companies. SCPII is managed by its general partner, a subsidiary of SVB Financial, and holds an interest in the fund. One of our directors has invested in SCPII and holds a noncontrolling interest as a limited partner: Mr. Hardymon (through his family limited partnership) ($0.5 million).

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee Funds

In 2000, we created SVB Qualified Investor Fund LLC (“QIF”), a $7.6 million investment fund for employees that met certain eligibility requirements. To be eligible to participate in QIF, an employee must be of a certain grade level and must be an “accredited investor,” as such term is defined by the SEC. QIF was initially capitalized by commitments and contributions from certain eligible employees including our senior management. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF’s principal purpose is to invest in a select number of venture capital and private equity funds managed primarily by us or our affiliates. In 2010, the following individuals were executive officers who participated in QIF, each with individual commitment amounts ranging between $0.1 million and $0.5 million: Messrs. Wilcox, Becker, Jones, Kellogg, and Verissimo. QIF is also a limited partner of, and holds an interest in, each of SIF I ($2.7 million), SIF II ($2.1 million) and SVBV ($2.0 million).

In 2005, we formed SVB Qualified Investor Fund II, LLC (“QIF II”), a $5.1 million investment fund for employees that met certain eligibility requirements similar to those of QIF. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF II’s principal purpose is to invest in a select number of venture capital and private equity funds managed primarily by us or our affiliates. In 2010, the following individuals were executive officers who participated in QIF II, each with individual commitment amounts ranging between $50 thousand and $0.3 million: Messrs. Wilcox, Becker, Jones, Kellogg, and Verissimo, and Ms. Dent. QIF II is also a limited partner of, and holds an interest in each of SIF II ($0.4 million), SCPII ($0.8 million), SICP ($0.5 million), SVB Strategic Investors Fund III, LP (“SIF III”) ($1.0 million), Partners for Growth, LP ($0.8 million) and PFG II ($0.5 million).

18.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments

Operating Leases

We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2021, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2010:

Year ended December 31, (dollars in thousands) :
2011	$10,782
2012	10,786
2013	9,588
2014	6,581
2015	3,511
2016 and thereafter	15,137

Net minimum operating lease payments	$56,385

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for premises and equipment leased under operating leases totaled $11.5 million, $10.7 million and $10.7 million in 2010, 2009 and 2008, respectively.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2010 and 2009, respectively:

	December 31,
(Dollars in thousands)	2010	2009
Commitments available for funding: (1)
Fixed interest rate commitments	$386,055	$539,986
Variable interest rate commitments	5,884,450	4,798,740

Total commitments available for funding	$6,270,505	$5,338,726

Commitments unavailable for funding (2)	$963,847	$1,103,489
Maximum lending limits for accounts receivable factoring arrangements (3)	697,702	535,257
Reserve for unfunded credit commitments	17,414	13,331

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes our commercial and standby letters of credit at December 31, 2010. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments

Financial standby letters of credit	$568,797	$31,294	$600,091	$600,091
Performance standby letters of credit	32,970	10,904	43,874	43,874
Commercial letters of credit	4,219	—	4,219	4,219

Total	$605,986	$42,198	$648,184	$648,184

At December 31, 2010 and 2009, deferred fees related to financial and performance standby letters of credit were $5.2 million and $3.9 million, respectively. At December 31, 2010, collateral in the form of cash of $270.4 million and available-for-sale securities of $15.7 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at December 31, 2010:

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	312	5.1
SVB India Capital Partners I, LP	7,750	2,271	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund, LP	879	152	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	2,550	8.6
SVB Strategic Investors Fund III, LP	15,000	5,100	5.9
SVB Strategic Investors Fund IV, LP	12,239	9,424	5.0
SVB Capital Preferred Return Fund, LP	12,687	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	10,013	—	60.6
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other Fund Investments (4) (5)	342,269	146,018	Various

Total	$523,007	$182,825

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 44.5% direct ownership and indirect ownership interest of 12.6% and 3.5% in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.
(3)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(4)	Represents commitments to 347 venture capital and private equity funds where our ownership interest is generally less than 5% of the voting interests of each such fund.
(5)	Included in Other Fund Investments are $189.6 million and $112.3 million of commitments and unfunded commitments made by SVB Financial Group, respectively, which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain obligations of SVB Financial.

The following table details the total remaining unfunded commitments to the venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2010:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,619
SVB Strategic Investors Fund II, LP	18,221
SVB Strategic Investors Fund III, LP	91,076
SVB Strategic Investors Fund IV, LP	177,743
SVB Capital Preferred Return Fund, LP	32,228
SVB Capital—NT Growth Partners, LP	42,169
Other private equity fund	9,083

Total	$373,139

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Fair Value of Financial Instruments

Fair Value Measurements

Our available-for-sale securities, derivative instruments and certain marketable and non-marketable investment securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

During 2010 and 2009, there were no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 in 2010 included $10.8 million due to the IPO of one of our portfolio companies, which was included in our non-marketable securities portfolio. All other transfers from Level 3 to Level 2 in 2010 and 2009 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,410	$—	$26,410
U.S. agency debentures	—	2,835,093	—	2,835,093
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,248,510	—	1,248,510
Agency-issued collateralized mortgage obligations (fixed)	—	830,466	—	830,466
Agency-issued collateralized mortgage obligations (variable)	—	2,879,525	—	2,879,525
Municipal bonds and notes	—	97,580	—	97,580
Equity securities	383	—	—	383

Total available-for-sale securities	383	7,917,584	—	7,917,967

Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	—	—	391,247	391,247
Other venture capital investments	—	—	111,843	111,843
Other investments	—	—	981	981

Total non-marketable securities (investment company fair value accounting)	—	—	504,071	504,071

Other assets:
Marketable securities	28	9,240	—	9,268
Interest rate swaps	—	52,017	—	52,017
Foreign exchange forward and option contracts	—	11,349	—	11,349
Equity warrant assets	—	4,028	43,537	47,565
Loan conversion options	—	4,291	—	4,291

Total assets (1)	$411	$7,998,509	$547,608	$8,546,528

Liabilities
Foreign exchange forward and option contracts	$—	$10,267	$—	$10,267

Total liabilities	$—	$10,267	$—	$10,267

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Included in Level 2 and Level 3 assets are $8.1 million and $423.5 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,047	$—	$26,047
U.S. agency debentures	—	891,753	—	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,410,630	—	1,410,630
Agency-issued collateralized mortgage obligations (fixed)	—	1,372,375	—	1,372,375
Non-agency mortgage-backed securities	—	83,696	—	83,696
Commercial mortgage-backed securities	—	48,801	—	48,801
Municipal bonds and notes	—	102,877	—	102,877
Equity securities	2,009	—	—	2,009

Total available-for-sale securities	2,009	3,936,179	—	3,938,188

Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	—	—	271,316	271,316
Other venture capital investments	—	—	96,577	96,577
Other investments	—	—	1,143	1,143

Total non-marketable securities (investment company fair value accounting)	—	—	369,036	369,036

Other assets:
Marketable securities	33	—	—	33
Interest rate swaps	—	46,895	—	46,895
Foreign exchange forward and option contracts	—	18,436	—	18,436
Equity warrant assets	—	1,173	40,119	41,292

Total assets (1)	$2,042	$4,002,683	$409,155	$4,413,880

Liabilities
Foreign exchange forward and option contracts	$—	$15,870	$—	$15,870

Total liabilities	$—	$15,870	$—	$15,870

(1)	Included in Level 3 assets are $319.9 million attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2010:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$271,316	$43,645	$76,286	$—	$—	$391,247
Other venture capital investments	96,577	18,696	7,361	—	(10,791)	111,843
Other investments	1,143	(18)	(144)	—	—	981

Total non-marketable securities (investment company fair value accounting) (1)	369,036	62,323	83,503	—	(10,791)	504,071
Other assets:
Equity warrant assets (2)	40,119	4,922	(817)	—	(687)	43,537

Total assets	$409,155	$67,245	$82,686	$—	$(11,478)	$547,608

Year ended December 31, 2009:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$242,645	$(28,893)	$57,564	$—	$—	$271,316
Other venture capital investments	82,444	(1,768)	15,901	—	—	96,577
Other investments	1,547	762	(1,166)	—	—	1,143

Total non-marketable securities (investment company fair value accounting) (1)	326,636	(29,899)	72,299	—	—	369,036
Other assets:
Equity warrant assets (2)	41,699	(2,115)	746	—	(211)	40,119

Total assets	$368,335	$(32,014)	$73,045	$—	$(211)	$409,155

(1)	Realized and unrealized gains (losses) are recorded on the line items gains (losses) on investment securities, net and other noninterest income, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item gains (losses) on derivative instruments, net a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amount of unrealized gains (losses) included in earnings attributable to Level 3 assets still held at December 31, 2010:

(Dollars in thousands)	Year ended December 31, 2010
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$15,460
Other venture capital investments	21,526
Other investments	(18)

Total non-marketable securities (investment company fair value accounting) (1)	36,968
Other assets:
Equity warrant assets (2)	3,268

Total unrealized gains	$40,236

(1)	Unrealized gains are recorded on the line items gains (losses) on investment securities, net and other noninterest income, components of noninterest income.
(2)	Unrealized gains are recorded on the line item gains (losses) on derivative instruments, net a component of noninterest income.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). The fair value of other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events, if any. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans and the forward yield curve. This method is not based on the exit price concept of fair value required under ASC 820.

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

Short-Term Borrowings

Short-term borrowings at December 31, 2010 and 2009 include cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior notes and 6.05% Subordinated notes. The carrying amount is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt includes our 5.375% Senior Notes, 3.875% Convertible Notes, 7.0% Junior Subordinated debentures, 5.70% Senior notes and 6.05% Subordinated notes, and other long-term debt (see Note 12—“Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable.

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

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2010 and 2009. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of December 31, 2010 and 2009. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Non-marketable securities (cost and equity method accounting)	$217,449	$230,158	$184,495	$186,065
Net loans	5,439,110	5,466,252	4,475,644	4,499,058
Financial liabilities:
Other short-term borrowings	37,245	37,245	38,755	38,755
Deposits	14,336,941	14,334,013	10,331,937	10,331,381
5.375% senior notes	347,601	344,498	—	—
5.70% senior notes (1)(2)	265,613	277,301	269,793	273,843
6.05% subordinated notes (1)(2)	285,937	298,101	276,541	259,598
3.875% convertible notes	249,304	276,825	246,991	264,595
7.0% junior subordinated debentures	55,548	49,485	55,986	42,082
Other long-term debt	5,257	5,257	7,339	7,339
Off-balance sheet financial assets:
Commitments to extend credit	—	19,264	—	15,398

(1)	At December 31, 2010, included in the carrying value and estimated fair value of our 5.70% Senior notes and 6.05% Subordinated notes, are $15.7 million and $36.3 million, respectively, related to the fair value of the interest rate swaps associated with the notes.
(2)	At December 31, 2009, included in the carrying value and estimated fair value of our 5.70% Senior notes and 6.05% Subordinated notes, are $19.9 million and $27.0 million, respectively, related to the fair value of the interest rate swaps associated with the notes.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions to be received through IPO’s and merger and acquisition (“M&A”) activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid during the fourth quarter, distributions received from the investment during the fourth quarter, or significant fund transactions or market events.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2010:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)	$391,247	$373,139
Non-marketable securities (equity method accounting):
Other investments (2)	62,363	13,800
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	115,337	137,168

Total	$568,947	$524,107

(1)	Venture capital and private equity fund investments within non-marketable securities (investment company fair value accounting) include investments made by our managed funds of funds including SIF I, SIF II, SIF III, SVB Strategic Investors Fund IV, LP, SVB Capital—NT Growth Partners, LP, and SVB Capital Preferred Return Fund, LP, one of our co-investment funds, SCPII and one other private equity fund. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under investment company fair value accounting are $321.6 million and $355.6 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and venture capital and private equity fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.
(3)	Venture capital and private equity fund investments within non-marketable securities (cost method accounting) include investments in venture capital and private equity fund investments that invest primarily in U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds. Included in the $137.2 million is $112.3 million of unfunded commitments made by SVB Financial which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain investments and obligations of SVB Financial.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures, established by the regulators to ensure capital adequacy, require that SVB Financial Group and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on securities available-for-sale carried at fair value). Tier 1 capital must comprise at least half of total capital. Components of Tier 2 capital include preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on available-for-sale securities, subject to limitations by the guidelines. Tier 3 capital includes certain qualifying unsecured subordinated debt. We did not have any Tier 3 capital as of December 31, 2010 and December 31, 2009.

Under these capital guidelines, being considered a “well capitalized” institution requires SVB Financial and the Bank to maintain minimum total risk-based capital and Tier 1 risk-based capital ratios of ten percent and six percent, respectively.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of five percent to remain classified as a “well-capitalized” depository institution.

The most recent joint notification from the DFI and the Federal Reserve Board categorized the Bank as well-capitalized under the FDICIA prompt corrective action provisions applicable to banks. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2010 and 2009:

(Dollars in thousands)	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement
December 31, 2010:
Total risk-based capital ratio:
SVB Financial	17.35%	$1,632,469	8.0%	$752,534
Bank	15.48	1,400,256	8.0	723,832
Tier 1 risk-based capital ratio:
SVB Financial	13.63	1,282,417	4.0	376,267
Bank	11.61	1,050,745	4.0	361,916
Tier 1 leverage ratio:
SVB Financial	7.96	1,282,417	4.0	644,041
Bank	6.82	1,050,745	4.0	615,992

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement

December 31, 2009:
Total risk-based capital ratio:
SVB Financial	19.94%	$1,493,959	8.0%	$599,560
Bank	17.05	1,243,538	8.0	583,467
Tier 1 risk-based capital ratio:
SVB Financial	15.45	1,158,166	4.0	299,780
Bank	12.45	908,061	4.0	291,733
Tier 1 leverage ratio:
SVB Financial	9.53	1,158,166	4.0	486,021
Bank	7.67	908,061	4.0	473,444

21. Segment Reporting

We have four operating segments for management reporting purposes: Global Commercial Bank, Relationship Management, SVB Capital, and Other Business Services. Our Other Business Services group includes Sponsored Debt Funds & Strategic Investments and SVB Analytics. The results of our operating segments are based on our internal management reporting process.

Our operating segments’ primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of FTP. Accordingly, our segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes.

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

With respect to our operating segments, only Global Commercial Bank, Relationship Management and SVB Capital were determined to be separate reportable segments as of December 31, 2010. The following is a description of the services that our four operating segments provide:

•	Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

SVB Capital manages primarily venture capital funds on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds of funds and co-investment funds.

•

Other Business Services includes the results of our Sponsored Debt Funds & Strategic Investments segment, which is comprised of (i) our sponsored debt funds: Gold Hill Funds, which provide secured debt to private companies of all stages, and Partners for Growth Funds, which provide secured debt primarily to mid-stage and late-stage clients, and (ii) certain strategic investments held by SVB Financial. Other Business Services also includes the results of SVB Analytics, which provides equity valuation and equity management services to private companies and venture capital/private equity firms.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated results. The Other Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income (loss) in the Other Items column is primarily interest income recognized from our available-for-sale securities portfolio, partially offset by interest income transferred to the segments as part of FTP. Noninterest income in the Other Items column is primarily attributable to noncontrolling interests and gains (losses) on equity warrant assets. For 2010, noninterest income in the Other Items column also includes $24.7 million in gains from the sale of certain available-for-sale securities. Noninterest expense in the Other Items column primarily consists of expenses associated with corporate support functions such as information technology, finance, human resources, and legal, as well as certain corporate wide adjustments related to compensation expenses. Additionally, average assets in the Other Items column primarily consist of cash and cash equivalents and our available-for-sale securities portfolio balances.

Our segment information as of and for the years ended December 31, 2010, 2009 and 2008 is as follows:

(Dollars in thousands)	Global Commercial Bank	Relationship Management	SVB Capital (1)	Other Business Services (1)	Other Items	Total
Year ended December 31, 2010
Net interest income	$346,858	$33,839	$—	$246	$37,192	$418,135
Provision for loan losses	(39,285)	(5,126)	—	—	(217)	(44,628)
Noninterest income	121,980	1,507	18,778	14,798	90,467	247,530
Noninterest expense (2)	(235,295)	(20,345)	(15,063)	(15,113)	(137,002)	(422,818)

Income (loss) before income tax expense (3)	$194,258	$9,875	$3,715	$(69)	$(9,560)	$198,219

Total average loans	$3,444,496	$965,995	$—	$—	$25,420	$4,435,911
Total average assets	3,715,739	966,900	116,690	93,471	9,965,436	14,858,236
Total average deposits	11,847,355	193,820	—	—	(12,848)	12,028,327

Year ended December 31, 2009
Net interest income (loss)	$360,391	$34,689	$(16)	$(241)	$(12,673)	$382,150
Provision for loan losses	(76,011)	(13,955)	—	—	(214)	(90,180)
Noninterest income (loss)	108,307	1,356	6,521	6,078	(24,519)	97,743
Noninterest expense, excluding impairment of goodwill (2)	(181,814)	(14,432)	(14,487)	(11,979)	(117,062)	(339,774)
Impairment of goodwill	—	—	—	(4,092)	—	(4,092)

Income (loss) before income tax expense (3)	$210,873	$7,658	$(7,982)	$(10,234)	$(154,468)	$45,847

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	Global Commercial Bank	Relationship Management	SVB Capital (1)	Other Business Services (1)	Other Items	Total
Total average loans	$3,714,886	$961,364	$—	$—	$23,446	$4,699,696
Total average assets	3,850,762	962,701	96,732	81,312	6,334,834	11,326,341
Total average deposits	8,619,077	168,286	—	—	6,736	8,794,099

Year ended December 31, 2008
Net interest income (loss)	$332,807	$29,766	$42	$(8)	$5,988	$368,595
Provision for loan losses	(85,238)	(15,441)	—	—	(34)	(100,713)
Noninterest income	133,264	1,673	9,360	3,961	4,107	152,365
Noninterest expense (2)	(153,470)	(13,831)	(16,206)	(11,555)	(117,825)	(312,887)

Income (loss) before income tax expense (3)	$227,363	$2,167	$(6,804)	$(7,602)	$(107,764)	$107,360

Total average loans	$3,663,646	$905,504	$—	$—	$63,898	$4,633,048
Total average assets	3,747,617	909,234	58,145	65,733	2,637,574	7,418,303
Total average deposits	4,714,291	164,771	—	—	17,262	4,896,324
Goodwill at December 31, 2008	—	—	—	4,092	—	4,092

(1)	SVB Capital’s and Other Business Services’ components of net interest income (loss), noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $4.5 million, $3.5 million and $3.7 million in 2010, 2009 and 2008, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

22.	Parent Company Only Condensed Financial Information

The condensed balance sheets of SVB Financial at December 31, 2010 and 2009, and the related condensed statements of income and cash flows for 2010, 2009 and 2008, are presented below.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2010	2009
Assets:
Cash and due from banks	$41,791	$106,584
Securities purchased under agreements to resell and other short-term investment securities	391,870	61,500

Cash and cash equivalents	433,661	168,084
Investment securities	183,929	152,881
Net loans	6,692	8,733
Other assets	101,118	104,335
Investment in subsidiaries:
Bank subsidiary	1,074,561	914,068
Nonbank subsidiaries	150,870	98,510

Total assets	$1,950,831	$1,446,611

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
(Dollars in thousands)	2010	2009
Liabilities and SVBFG stockholders’ equity:
5.375% senior notes	$347,601	$—
3.875% convertible notes	249,304	246,991
7.0% junior subordinated debentures	55,548	55,986
4.99% long-term notes payable	5,257	7,339
Other liabilities	18,771	7,952

Total liabilities	676,481	318,268

SVBFG stockholders’ equity	1,274,350	1,128,343

Total liabilities and SVBFG stockholders’ equity	$1,950,831	$1,446,611

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest income	$1,603	$3,179	$5,163
Interest expense	(22,816)	(17,679)	(15,181)
Dividend income from bank subsidiary	—	—	25,000
Gains (losses) on investment securities, net	6,923	(1,319)	(1,087)
Gains (losses) on derivative instruments, net	6,570	(200)	6,011
General and administrative expenses	(66,489)	(65,400)	(75,474)
Income tax benefit	24,918	30,398	34,083

Loss before net income of subsidiaries	(49,291)	(51,021)	(21,485)
Equity in undistributed net income of nonbank subsidiaries	17,536	1,261	1,971
Equity in undistributed net income of bank subsidiary	126,706	97,770	93,800

Net income attributable to SVBFG	$94,951	$48,010	$74,286

Preferred stock dividend and discount accretion	—	(25,336)	(707)

Net income available to common stockholders	$94,951	$22,674	$73,579

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income attributable to SVBFG	$94,951	$48,010	$74,286
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	3,858
(Gains) losses on derivative instruments, net	(6,570)	200	(6,011)
(Gains) losses on investment securities, net	(6,923)	1,319	1,087
Net income of bank subsidiary	(126,706)	(97,770)	(93,800)
Net income on nonbank subsidiaries	(17,536)	(1,261)	(1,971)
Amortization of share-based compensation	13,761	14,784	13,606
Decrease (increase) in other assets	24,283	(21,494)	(11,365)
Increase (decrease) in other liabilities	10,682	(2,578)	(18,479)
Other, net	1,939	12,373	11,905

Net cash used for operating activities	(12,119)	(46,417)	(26,884)

Cash flows from investing activities:
Net increase in investment securities	(26,773)	(11,455)	(48,714)
Net decrease (increase) in loans	2,041	25,304	(2,683)
Investment in bank subsidiaries	(33,787)	(120,860)	(14,668)
Investment in nonbank subsidiaries	(27,650)	(15,124)	31,870

Net cash used for investing activities	(86,169)	(122,135)	(34,195)

Cash flows from financing activities:
Principal payments of other long-term debt	(1,961)	—	—
Net payments for settlement of zero-coupon convertible subordinated notes	—	—	(149,732)
Proceeds from issuance of 5.375% senior notes, net of discount and issuance cost	344,476	—	—
Proceeds from issuance of 3.875% convertible notes, note hedge and warrant, net of issuance costs	—	—	222,686
Tax benefit from stock exercises	4,151	458	6,361
Dividends paid on preferred stock	—	(12,110)	—
Proceeds from issuance of common stock and ESPP	24,019	5,873	32,803
Repurchases of common stock	—	—	(45,617)
Proceeds from the issuance of preferred stock and common stock warrant issued under the CPP	—	—	235,000
Proceeds from the issuance of common stock under our public equity offering, net of issuance costs	—	292,107	—
Redemption of preferred stock under the CPP	—	(235,000)	—
Repurchase of warrant under CPP	(6,820)	—	—

Net cash provided by financing activities	363,865	51,328	301,501

Net increase (decrease) in cash and cash equivalents	265,577	(117,224)	240,422
Cash and cash equivalents at beginning of year	168,084	285,308	44,886

Cash and cash equivalents at end of year	$433,661	$168,084	$285,308

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Unaudited Quarterly Financial Data

Our supplemental consolidated financial information for each three month period in 2010 and 2009 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2010:
Interest income	$110,019	$116,245	$116,758	$118,709
Interest expense	(9,179)	(9,809)	(10,417)	(14,191)

Net interest income	100,840	106,436	106,341	104,518
Provision for loan losses	(10,745)	(7,408)	(10,971)	(15,504)
Noninterest income	49,273	40,157	86,236	71,864
Noninterest expense	(98,576)	(104,180)	(104,171)	(115,891)

Income before income tax expense	40,792	35,005	77,435	44,987
Income tax expense	11,582	13,819	24,996	11,005

Net income before noncontrolling interests	29,210	21,186	52,439	33,982
Net income attributable to noncontrolling interests	(10,653)	(66)	(14,652)	(16,495)

Net income available to common stockholders	$18,557	$21,120	$37,787	$17,487

Earnings per common share—basic	$0.45	$0.51	$0.90	$0.42
Earnings per common share—diluted	0.44	0.50	0.89	0.41

2009:
Interest income	$106,539	$104,556	$107,986	$112,145
Interest expense	(15,028)	(12,875)	(11,168)	(10,005)

Net interest income	91,511	91,681	96,818	102,140
Provision for loan losses	(43,466)	(21,393)	(8,030)	(17,291)
Noninterest (loss) income	(5,581)	28,275	34,307	40,742
Noninterest expense	(87,140)	(89,012)	(79,807)	(87,907)

(Loss) income before income tax expense	(44,676)	9,551	43,288	37,684
Income tax benefit (expense)	2,448	(7,174)	(16,879)	(13,602)

Net (loss) income before noncontrolling interests	(42,228)	2,377	26,409	24,082
Net loss (income) attributable to noncontrolling interests	33,993	8,961	(2,246)	(3,338)

Net (loss) income attributable to SVBFG	$(8,235)	$11,338	$24,163	$20,744

Preferred stock dividend and discount accretion	(3,536)	(3,545)	(3,555)	(14,700)

Net (loss) income available to common stockholders	$(11,771)	$7,793	$20,608	$6,044

(Loss) earnings per common share—basic	$(0.36)	$0.24	$0.62	$0.17
(Loss) earnings per common share—diluted	(0.36)	0.24	0.61	0.16

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operation.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

As of December 31, 2010, the Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

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

The information set forth under the sections titled “Proposal No. 1—Election of Directors,” “Information on Executive Officers,” “Board Committees and Meeting Attendance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial’s 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial’s 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial’s 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))(2)
Equity compensation plans approved by stockholders	3,112,253	$37.88	3,025,116
Equity compensation plans not approved by stockholders	n/a	n/a	n/a

Total	3,112,253	$37.88	3,025,116

(1)	Represents options granted under our 2006 Equity Incentive Plan and Amended and Restated 1997 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 395,950 shares.
(2)	Includes shares available for issuance under our 2006 Equity Incentive Plan and 1,224,748 shares available for issuance under the 1999 Employee Stock Purchase Plan.

For additional information concerning our equity compensation plans, refer to Note 4—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters—Board Independence” in the definitive proxy statement for SVB Financial’s 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial’s 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB FINANCIAL GROUP

/s/ KENNETH P. WILCOX
Kenneth P. Wilcox
Chief Executive Officer and Director
Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALEX W. HART Alex W. Hart	Chairman of the Board of Directors and Director	February 25, 2011

/s/ KENNETH P. WILCOX Kenneth P. Wilcox	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ MICHAEL R. DESCHENEAUX Michael R. Descheneaux	Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ KAMRAN F. HUSAIN Kamran F. Husain	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director	February 25, 2011

/s/ DAVID M. CLAPPER David M. Clapper	Director	February 25, 2011

/s/ ROGER F. DUNBAR Roger F. Dunbar	Director	February 25, 2011

/s/ JOEL P. FRIEDMAN Joel P. Friedman	Director	February 25, 2011

/s/ G. FELDA HARDYMON G. Felda Hardymon	Director	February 25, 2011

/s/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	February 25, 2011

/s/ LATA KRISHNAN Lata Krishnan	Director	February 25, 2011

/s/ KATE D. MITCHELL Kate D. Mitchell	Director	February 25, 2011

/s/ JOHN F. ROBINSON John F. Robinson	Director	February 25, 2011

/s/ MICHAELA K. RODENO Michaela K. Rodeno	Director	February 25, 2011

/s/ KYUNG H. YOON Kyung H. Yoon	Director	February 25, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
4.14	Amendment No. 2 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.20	April 30, 2008
4.16	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer and Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010
4.17	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008
4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.2	April 7, 2008
4.19	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008
4.20	Letter Agreement re Warrants, dated as of April 1, 2008 by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.4	April 7, 2008
4.21	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008
4.22	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial	8-K	000-15637	4.21	December 15, 2008
4.23	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.24	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.3	401(k) and Employee Stock Ownership Plan
*10.4	Amended and Restated Retention Program Plan (RP Years 1999 – 2007)*	10-Q	000-15637	10.4	August 7, 2008
*10.5	1999 Employee Stock Purchase Plan	DEF 14A	000-15637	A	March 10, 2010
*10.6	1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.7	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.8	Senior Management Incentive Compensation Plan	10-K	000-15637	10.18	March 27, 2006
*10.9	Deferred Compensation Plan	10-Q	000-15637	10.21	November 9, 2007
*10.10	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive Plan	8-K	000-15637	10.30	November 5, 2004
*10.11	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.12	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.13	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.14	Change in Control Severance Plan	10-Q	000-15637	10.14	August 7, 2008
*10.15	2006 Equity Incentive Plan	10-Q	000-15637	10.15	November 10, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.16	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.16	August 7, 2009
*10.17	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.17	August 7, 2009
*10.18	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.18	August 7, 2009
*10.19	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.19	August 7, 2009
*10.20	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.20	August 7, 2009
*10.21	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.22	Offer Letter dated April 25, 2008, for Michael Descheneaux	8-K	000-15637	10.32	May 2, 2007
*10.23	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.23	August 7, 2009
*10.24	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.24	November 10, 2008
*10.25	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.27	November 10, 2008
*10.26	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
10.27	Purchase Agreement, dated April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	10.1	April 7, 2008
10.28	Letter Agreement, dated as of December 12, 2008, between the United States Department of the Treasury and SVB Financial, including Security Purchase Agreement	8-K	000-15637	10.28	December 15, 2008
*10.29	SVB Capital Carried Interest Plan	10-K	000-15637	10.29	March 2, 2009
*10.30	Global Amendment to Benefit Plans to Comply with EESA	10-Q	000-15637	10.30	August 7, 2009
*10.31	Form of Letter Agreement with Michael Descheneaux and Dave Webb re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.32	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.32	August 7, 2009
*10.33	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.33	August 7, 2009
*10.34	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan	10-Q	000-15637	10.34	August 7, 2009
*10.35	SVB Financial Group Long-Term Cash Incentive Plan	8-K	000-15637	10.35	July 27, 2010
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					*	*
101.INS	XBRL Instance Document					*	**

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document					*	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*	**

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.