Form 10-Q
period 2011-03-31
SVB FINANCIAL GROUP
filed 2011-05-06
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 29, 2011, 42,886,953 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$2,073,848	$2,672,725
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	276,212	403,707

Cash and cash equivalents	2,350,060	3,076,432

Available-for-sale securities	9,500,828	7,917,967
Non-marketable securities	798,064	721,520

Investment securities	10,298,892	8,639,487

Loans, net of unearned income	5,651,170	5,521,737
Allowance for loan losses	(82,051)	(82,627)

Net loans	5,569,119	5,439,110

Premises and equipment, net of accumulated depreciation and amortization	46,161	44,545
Accrued interest receivable and other assets	354,034	328,187

Total assets	$18,618,266	$17,527,761

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$9,524,698	$9,011,538
Negotiable order of withdrawal (NOW)	70,242	69,287
Money market	2,369,820	2,272,883
Money market deposits in foreign offices	95,019	98,937
Time	315,835	382,830
Sweep	2,954,705	2,501,466

Total deposits	15,330,319	14,336,941

Short-term borrowings	35,415	37,245
Other liabilities	200,768	196,037
Long-term debt	1,204,733	1,209,260

Total liabilities	16,771,235	15,779,483

Commitments and contingencies (Note 11)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 42,697,828 shares and 42,268,201 shares outstanding, respectively	43	42
Additional paid-in capital	443,453	422,334
Retained earnings	860,838	827,831
Accumulated other comprehensive income	9,240	24,143

Total SVBFG stockholders’ equity	1,313,574	1,274,350
Noncontrolling interests	533,457	473,928

Total equity	1,847,031	1,748,278

Total liabilities and total equity	$18,618,266	$17,527,761

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2011	2010
Interest income:
Loans	$89,776	$73,942
Available-for-sale securities:
Taxable	41,382	32,267
Non-taxable	941	970
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,002	2,840

Total interest income	134,101	110,019

Interest expense:
Deposits	3,105	3,665
Borrowings	10,697	5,514

Total interest expense	13,802	9,179

Net interest income	120,299	100,840
(Reduction of) provision for loan losses	(3,047)	10,745

Net interest income after provision for loan losses	123,346	90,095

Noninterest income:
Gains on investment securities, net	51,337	16,004
Foreign exchange fees	10,497	8,861
Deposit service charges	7,117	7,225
Credit card fees	3,817	2,687
Client investment fees	3,661	3,940
Letters of credit and standby letters of credit income	2,710	2,511
Gains on derivative instruments, net	551	1,982
Other	10,264	6,063

Total noninterest income	89,954	49,273

Noninterest expense:
Compensation and benefits	75,632	59,830
Professional services	12,987	12,098
Premises and equipment	5,912	5,784
Business development and travel	5,653	4,286
Net occupancy	4,650	4,688
FDIC assessments	3,475	5,049
Correspondent bank fees	2,163	1,948
Reduction of provision for unfunded credit commitments	(900)	(1,507)
Other	7,863	6,400

Total noninterest expense	117,435	98,576

Income before income tax expense	95,865	40,792
Income tax expense	22,770	11,582

Net income before noncontrolling interests	73,095	29,210
Net income attributable to noncontrolling interests	(40,088)	(10,653)

Net income available to common stockholders	$33,007	$18,557

Earnings per common share—basic	$0.78	$0.45
Earnings per common share—diluted	0.76	0.44

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Net income before noncontrolling interests	$73,095	$29,210
Other comprehensive income, net of tax:
Change in cumulative translation gains:
Foreign currency translation gains	965	1,520
Related tax expense	(395)	(620)
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(26,159)	27,226
Related tax expense (benefit)	10,723	(10,559)
Reclassification adjustment for gains included in net income	(62)	(27)
Related tax benefit	25	11

Other comprehensive (loss) income, net of tax	(14,903)	17,551

Comprehensive income	58,192	46,761
Comprehensive income attributable to noncontrolling interests	(40,088)	(10,653)

Comprehensive income available to common stockholders	$18,104	$36,108

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2009	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

Common stock issued under employee benefit plans, net of restricted stock cancellations	187,733	1	5,064	—	—	5,065	—	5,065
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	779	—	—	779	—	779
Net income	—	—	—	18,557	—	18,557	10,653	29,210
Capital calls and (distributions), net	—	—	—	—	—	—	19,260	19,260
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	16,651	16,651	—	16,651
Foreign currency translation adjustments, net of tax	—	—	—	—	900	900	—	900
Stock-based compensation expense	—	—	3,196	—	—	3,196	—	3,196
Other-net	—	—	(19)	8	—	(11)	—	(11)

Balance at March 31, 2010	41,526,122	$42	$398,510	$751,472	$23,456	$1,173,480	$375,680	$1,549,160

Balance at December 31, 2010	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278

Common stock issued under employee benefit plans, net of restricted stock cancellations	429,627	1	14,433	—	—	14,434	—	14,434
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	2,476	—	—	2,476	—	2,476
Net income	—	—	—	33,007	—	33,007	40,088	73,095
Capital calls and (distributions), net	—	—	—	—	—	—	19,441	19,441
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	(15,473)	(15,473)	—	(15,473)
Foreign currency translation adjustments, net of tax	—	—	—	—	570	570	—	570
Stock-based compensation expense	—	—	4,210	—	—	4,210	—	4,210

Balance at March 31, 2011	42,697,828	$43	$443,453	$860,838	$9,240	$1,313,574	$533,457	$1,847,031

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income before noncontrolling interests	$73,095	$29,210
Adjustments to reconcile net income to net cash provided by operating activities:
(Reduction of) provision for loan losses	(3,047)	10,745
Reduction of provision for unfunded credit commitments	(900)	(1,507)
Changes in fair values of derivatives, net	(1,008)	518
Gains on investment securities, net	(51,337)	(16,004)
Depreciation and amortization	6,519	5,599
Amortization of premiums on available-for-sale securities, net	2,570	5,956
Tax benefit (expense) from stock exercises	310	(313)
Amortization of share-based compensation	4,243	3,291
Amortization of deferred loan fees	(14,246)	(11,581)
Deferred income tax expense	4,309	1,236
Losses on sale of and valuation adjustments to other real estate owned property	—	24
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(8,596)	4,114
Accounts receivable	(1,099)	1,370
Income tax receivable, net	9,890	8,550
Prepaid FDIC assessments and amortization	3,180	2,443
Accrued compensation	(39,760)	(8,477)
Foreign exchange spot contracts, net	15,609	12,258
Other, net	6,391	421

Net cash provided by operating activities	6,123	47,853

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,213,193)	(878,579)
Proceeds from sales of available-for-sale securities	74	714
Proceeds from maturities and pay downs of available-for-sale securities	601,092	489,932
Purchases of nonmarketable securities (cost and equity method accounting)	(12,868)	(8,332)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	5,413	1,769
Purchases of nonmarketable securities (investment fair value accounting)	(42,448)	(18,101)
Proceeds from sales and distributions of nonmarketable securities (investment fair value accounting)	24,639	4,859
Net (increase) decrease in loans	(123,975)	331,492
Proceeds from recoveries of charged-off loans	6,793	6,256
Proceeds from sale of other real estate owned	—	196
Payment for acquisition of intangibles, net of cash acquired	—	(360)
Purchases of premises and equipment	(5,611)	(6,763)

Net cash used for investing activities	(1,760,084)	(76,917)

Cash flows from financing activities:
Net increase in deposits	993,378	1,181,357
(Decrease) increase in short-term borrowings	(1,830)	1,140
Capital contributions from noncontrolling interests, net of distributions	19,441	19,260
Tax benefit from stock exercises	2,166	1,092
Proceeds from issuance of common stock	14,434	5,065

Net cash provided by financing activities	1,027,589	1,207,914

Net (decrease) increase in cash and cash equivalents	(726,372)	1,178,850
Cash and cash equivalents at beginning of period	3,076,432	3,512,853

Cash and cash equivalents at end of period	$2,350,060	$4,691,703

Supplemental disclosures:
Cash paid during the period for:
Interest	$14,601	$5,618
Income taxes	4,891	1,129
Noncash items during the period:
Unrealized (losses) gains on available-for-sale securities, net of tax	$(15,473)	$16,651
Net change in fair value of interest rate swaps	(5,525)	3,137

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients through all stages of their life cycles. In these notes to our unaudited interim consolidated financial statements, when we use or refer to “SVB Financial Group,” “SVBFG,” the “Company,” “we,” “our,” “us” or other similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we use or refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data-Note 2-“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2010 Form 10-K.

The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the allowance for loan losses, valuation of equity warrant assets, the recognition and measurement of income tax assets and liabilities, the adequacy of the reserve for unfunded credit commitments, and share-based compensation.

Principles of Consolidation and Presentation

Our consolidated financial statements include the accounts of SVB Financial Group and entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or a variable interest entity. All significant intercompany accounts and transactions have been eliminated.

Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that enable them to make significant decisions relating to the entity’s operations. For these types of entities, the Company’s determination of whether it has a controlling interest is based on ownership of the majority of the entities’ voting equity interest or through control of management of the entities.

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

Voting interest entities in which the Company has a controlling Financial interest or VIEs in which the Company is the primary beneficiary are consolidated into our financial statements.

We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide. We are variable interest holders in certain partnerships for which we are the primary beneficiary. We perform on-going reassessments of whether facts or circumstances have changed in relation to previously evaluated voting interest entities and our involvement in VIEs which could cause the Company’s consolidation conclusion to change.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (ASU No. 2011-02), which requires new disclosures and provides additional guidance to creditors for determining whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR’s. The new disclosures and guidance are effective for interim and annual reporting periods beginning on or after June 15, 2011, with retrospective disclosures required for all TDR activities that have occurred from the beginning of the annual period of adoption. This standard clarifies how TDR’s are determined and increases the disclosure requirements for TDR’s. We are currently assessing the impact of this guidance on our financial position, results of operations or stockholders’ equity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Earnings Per Share

Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units and awards outstanding under our equity incentive plans, our Employee Stock Purchase Plan (“ESPP”), our 3.875% convertible senior notes (“3.875% Convertible Notes”) and associated convertible note hedge and warrant agreement. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be anti-dilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2011	2010
Numerator:
Net income available to common stockholders	$33,007	$18,557
Denominator:
Weighted average common shares outstanding-basic	42,482	41,405
Weighted average effect of dilutive securities:
Stock options and ESPP	707	751
Restricted stock units	149	135
3.875% Convertible Notes	88	—

Denominator for diluted calculation	43,426	42,291

Net income per common share:
Basic	$0.78	$0.45

Diluted	$0.76	$0.44

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31,
(Shares in thousands)	2011	2010
Stock options	78	7
Warrant associated with Capital Purchase Program (1)	—	38

Total	78	45

(1)	In June 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our previous participation in the Capital Purchase Program.

In addition to the above, at March 31, 2011, 4.7 million shares of warrants associated with our 3.875% Convertible Notes were outstanding but also excluded from the diluted EPS calculation as they were deemed to be anti-dilutive. Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement. For more information on our 3.875% Convertible Notes and associated convertible note hedge and warrant agreement, see our Consolidated Financial Statements and Supplementary Data-Note 12-“Short-Term Borrowings and Long-Term Debt” and Note 13-“Derivative Financial Instruments” and under Part II, Item 8 of our 2010 Form 10-K.

Our 3.875% Convertible Notes matured on April 15, 2011. Refer to Note 16-“Subsequent Events” for further details.

3. Share-Based Compensation

For the three months ended March 31, 2011 and 2010, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Share-based compensation expense	$4,243	$3,291
Income tax benefit related to share-based compensation expense	(1,033)	(772)

Unrecognized Compensation Expense

At March 31, 2011, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$10,123	2.66
Restricted stock units	9,835	2.26

Total unrecognized share-based compensation expense	$19,958

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The Money Options
Outstanding at December 31, 2010	3,112,253	$37.88
Granted	14,174	53.82
Exercised	(440,459)	34.18
Forfeited	(2,787)	43.05
Expired	(1)	26.06

Outstanding at March 31, 2011	2,683,180	38.56	3.36	$49,300,734

Vested and expected to vest at March 31, 2011	2,582,770	38.49	3.27	47,652,444

Exercisable at March 31, 2011	1,588,623	38.00	2.02	30,078,071

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $56.93 as of March 31, 2011. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $8.9 million, compared to $3.2 million for the comparable 2010 period.

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	395,950	$43.49
Granted	5,829	53.84
Vested	(4,593)	43.36
Forfeited	(1,072)	42.79

Nonvested at March 31, 2011	396,114	43.64

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreements to resell and other short-term investment securities at March 31, 2011 and December 31, 2010, respectively:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Securities purchased under agreements to resell	$19,687	$60,345
Short-term agency discount notes	234,215	330,370
Other short-term investment securities	22,310	12,992

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$276,212	$403,707

In addition, as of March 31, 2011 and December 31, 2010, $1.5 billion and $2.2 billion, respectively, of our cash and due from banks was deposited with the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $265.3 million and $246.3 million, respectively.

5. Investment Securities

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

The major components of our investment securities portfolio at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011				December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,365	$836	$—	$26,201	$25,408	$1,002	$—	$26,410
U.S. agency debentures	2,908,023	4,508	(23,855)	2,888,676	2,844,973	7,077	(16,957)	2,835,093
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,036,597	11,963	(2,935)	2,045,625	1,234,120	15,487	(1,097)	1,248,510
Agency-issued collateralized mortgage obligations - fixed rate	1,545,677	23,903	(189)	1,569,391	806,032	24,435	(1)	830,466
Agency-issued collateralized mortgage obligations - variable rate	2,848,852	2,228	(4,493)	2,846,587	2,870,570	10,394	(1,439)	2,879,525
Commercial mortgage-backed securities	25,416	—	(119)	25,297	—	—	—	—
Municipal bonds and notes	96,364	2,791	(681)	98,474	96,381	2,164	(965)	97,580
Equity securities	525	74	(22)	577	358	34	(9)	383

Total available-for-sale securities	$9,486,819	$46,303	$(32,294)	$9,500,828	$7,877,842	$60,593	$(20,468)	$7,917,967

Non-marketable securities:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)				464,377				391,247
Other venture capital investments (2)				108,525				111,843
Other investments (3)				995				981
Non-marketable securities (equity method accounting):
Other investments (4)				68,335				67,031
Low income housing tax credit funds				26,759				27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				116,022				110,466
Other venture capital investments				13,051				12,120

Total non-marketable securities				798,064				721,520

Total investment securities				$10,298,892				$8,639,487

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and our ownership of each fund at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$45,686	12.6%	$44,722	12.6%
SVB Strategic Investors Fund II, LP	110,476	8.6	94,694	8.6
SVB Strategic Investors Fund III, LP	165,965	5.9	146,613	5.9
SVB Strategic Investors Fund IV, LP	61,935	5.0	40,639	5.0
SVB Capital Preferred Return Fund, LP	32,622	20.0	23,071	20.0
SVB Capital—NT Growth Partners, LP	33,884	33.0	28,624	33.0
SVB Capital Partners II, LP (i)	4,555	5.1	4,506	5.1
Other private equity fund (ii)	9,254	58.2	8,378	60.6

Total venture capital and private equity fund investments	$464,377		$391,247

(i)	At March 31, 2011, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.
(ii)	At March 31, 2011, we had a direct ownership interest of 41.5% and an indirect ownership interest of 12.6% and 4.1% in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and our ownership of each fund at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$22,385	10.7%	$21,371	10.7%
SVB Capital Partners II, LP (i)	48,032	5.1	51,545	5.1
SVB India Capital Partners I, LP	37,344	14.4	38,927	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	764	6.8	—	—

Total other venture capital investments	$108,525		$111,843

(i)	At March 31, 2011, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated sponsored debt fund. At both March 31, 2011 and December 31, 2010 we had a majority ownership interest of slightly more than 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$17,755	9.3%	$17,826	9.3%
Gold Hill Capital 2008, LP (ii)	12,520	15.5	12,101	15.5
Partners for Growth II, LP	9,735	24.2	10,465	24.2
Other investments	28,325	N/A	26,639	N/A

Total other investments	$68,335		$67,031

(i)	At March 31, 2011, we had a direct ownership interest of 4.8% in the fund and an indirect interest in the fund through our investment in GHLLC of 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.
(ii)	At March 31, 2011, we had a direct ownership interest of 11.5% in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0%. Our aggregate direct and indirect ownership in the fund is 15.5%.

(5)

Represents investments in 334 and 343 funds (primarily venture capital funds) at March 31, 2011 and December 31, 2010, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating and financial policies. For the three months ended

March 31, 2011, we recognized other-than-temporary impairment (“OTTI”) losses of $0.1 million resulting from other-than-temporary declines in value for 8 of the 334 investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. For the remaining 326 investments at March 31, 2011, we concluded that declines in value, if any, were temporary and as such, no OTTI was required to be recognized. At March 31, 2011, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $116.0 million, and the estimated fair value was $129.8 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of March 31, 2011:

	March 31, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$2,036,865	$(23,855)	$—	$—	$2,036,865	$(23,855)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	303,168	(2,935)	—	—	303,168	(2,935)
Agency-issued collateralized mortgage obligations—fixed rate	63,786	(189)	—	—	63,786	(189)
Agency-issued collateralized mortgage obligations—variable rate	1,893,369	(4,493)	—	—	1,893,369	(4,493)
Commercial mortgage-backed securities	25,297	(119)	—	—	25,297	(119)
Municipal bonds and notes (1)	19,018	(658)	3,500	(23)	22,518	(681)
Equity securities	428	(22)	—	—	428	(22)

Total temporarily impaired securities (1)	$4,341,931	$(32,271)	$3,500	$(23)	$4,345,431	$(32,294)

(1)	As of March 31, 2011, we identified a total of 193 investments that were in unrealized loss positions. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of March 31, 2011, it is more likely than not that we will not be required to sell any of our debt securities prior to recovery of our adjusted cost basis. Based on our analysis we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of March 31, 2011 are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2010:

	December 31, 2010
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$1,731,639	$(16,957)	$—	$—	$1,731,639	$(16,957)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	32,595	(1,097)	—	—	32,595	(1,097)
Agency-issued collateralized mortgage obligations—fixed rate	322	(1)	—	—	322	(1)
Agency-issued collateralized mortgage obligations—variable rate	506,104	(1,439)	—	—	506,104	(1,439)
Commercial mortgage-backed securities	—	—	—	—	—	—
Municipal bonds and notes	25,699	(893)	3,451	(72)	29,150	(965)
Equity securities	148	(9)	—	—	148	(9)

Total temporarily impaired securities	$2,296,507	$(20,396)	$3,451	$(72)	$2,299,958	$(20,468)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of March 31, 2011. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for most U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	March 31, 2011
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,201	2.39%	$—	—%	$26,201	2.39%	$—	—%	$—	—%
U.S. agency debentures	2,888,676	1.51	81,067	1.74	2,782,531	1.48	25,078	4.07	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,045,625	3.28	—	—	—	—	1,021,110	2.76	1,024,515	3.79
Agency-issued collateralized mortgage obligations—fixed rate	1,569,391	3.23	—	—	—	—	—	—	1,569,391	3.23
Agency-issued collateralized mortgage obligations—variable rate	2,846,587	0.80	—	—	—	—	—	—	2,846,587	0.80
Commercial mortgage-backed securities	25,297	2.70	—	—	—	—	—	—	25,297	2.70
Municipal bonds and notes	98,474	6.02	554	4.92	7,476	5.37	45,163	5.92	45,281	6.22

Total	$9,500,251	2.01	$81,621	1.76	$2,816,208	1.50	$1,091,351	2.92	$5,511,071	2.10

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Gross gains on investment securities:
Available-for-sale securities, at fair value	$63	$31
Marketable securities (investment company fair value accounting)	442	51
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	45,499	19,792
Other venture capital investments	4,948	484
Other investments	20	27
Non-marketable securities (equity method accounting):
Other investments	3,384	1,543
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	255	315
Other investments	173	—

Total gross gains on investment securities	54,784	22,243

Gross losses on investment securities:
Available-for-sale securities, at fair value	(1)	(4)
Marketable securities (investment company fair value accounting)	(808)	—
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	(2,056)	(4,336)
Other venture capital investments	(244)	(1,561)
Non-marketable securities (equity method accounting):
Other investments	(199)	(1)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(139)	(337)

Total gross losses on investment securities	(3,447)	(6,239)

Gains on investment securities, net	$51,337	$16,004

Gains attributable to noncontrolling interests, including carried interest	$43,385	$12,778

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

In addition to commercial loans, we make loans to targeted high-net-worth individuals through SVB Private Bank. These products and services include real estate secured home equity lines of credit, which may be used to finance real estate investments and loans used to purchase, renovate or refinance personal residences. These products and services also include restricted stock purchase loans and capital call lines of credit. We also provide secured real estate loans to eligible employees through our Employee Home Ownership Program (“EHOP”).

We also provide community development loans made as part of our responsibilities under the Community Reinvestment Act. These loans are included within “Construction loans” below and are primarily secured by real estate.

The composition of loans, net of unearned income of $47.7 million and $45.5 million at March 31, 2011 and December 31, 2010, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial loans:
Software	$1,824,113	$1,820,385
Hardware	566,359	561,610
Clean technology	212,168	159,502
Venture capital/private equity	1,012,572	1,036,077
Life science	597,660	568,739
Premium wine (1)	130,431	144,972
Other	321,360	303,492

Commercial loans (2)	4,664,663	4,594,777

Real estate secured loans:
Premium wine (1)	310,986	312,255
Consumer loans (3)	416,734	361,704

Real estate secured loans	727,720	673,959

Construction loans	62,695	60,178
Consumer loans	196,092	192,823

Total loans, net of unearned income	$5,651,170	$5,521,737

(1)	Included in our premium wine portfolio are gross construction loans of $121.1 million and $119.0 million at March 31, 2011 and December 31, 2010, respectively.
(2)	Included within our commercial loans portfolio are business credit card loans to commercial clients. At March 31, 2011 and December 31, 2010, our business credit card loans portfolio totaled $37.4 million and $32.5 million, respectively.
(3)	Consumer loans secured by real estate at March 31, 2011 and December 31, 2010 were comprised of the following:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Loans for personal residence	$243,197	$189,039
Loans to eligible employees	94,731	88,510
Home equity lines of credit	78,806	84,155

Consumer loans secured by real estate	$416,734	$361,704

The activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Allowance for loan losses, beginning balance	$82,627	$72,450
(Reduction of) provision for loan losses	(3,047)	10,745
Gross loan charge-offs	(4,322)	(21,180)
Loan recoveries	6,793	6,256

Allowance for loan losses, ending balance	$82,051	$68,271

Credit Quality

The composition of loans, net of unearned income, broken out by portfolio segment (which we have identified as our commercial and consumer loan categories) and class of financing receivable (which we have identified as our client industry segments of hardware, software, etc.) as of March 31, 2011 and December 31, 2010, is as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial loans:
Software	$1,850,490	$1,820,680
Hardware	669,469	641,052
Venture capital/private equity	1,012,670	1,036,201
Life science	604,091	575,944
Premium wine	441,417	457,227
Other	460,207	436,106

Total commercial loans	5,038,344	4,967,210

Consumer loans:
Real estate secured loans	416,734	361,704
Other consumer loans	196,092	192,823

Total consumer loans	612,826	554,527

Total loans, net of unearned income	$5,651,170	$5,521,737

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest

March 31, 2011:
Commercial loans:
Software	$4,576	$940	$13	$5,529	$1,861,661	$13
Hardware	47	12	—	59	669,774	—
Venture capital/private equity	171	—	—	171	1,023,089	—
Life science	155	199	—	354	608,682	—
Premium wine	2,645	—	—	2,645	437,033	—
Other	99	—	—	99	462,757	—

Total commercial loans	7,693	1,151	13	8,857	5,062,996	13

Consumer loans:
Real estate secured loans	—	—	—	—	396,500	—
Other consumer loans	—	806	—	806	195,233	—

Total consumer loans	—	806	—	806	591,733	—

Total gross loans excluding impaired loans	7,693	1,957	13	9,663	5,654,729	13

Impaired loans	1,107	241	2,510	3,858	30,648	—

Total gross loans	$8,800	$2,198	$2,523	$13,521	$5,685,377	$13

December 31, 2010:
Commercial loans:
Software	$674	$239	$17	$930	$1,834,897	$17
Hardware	89	819	27	935	642,786	27
Venture capital/private equity	—	—	—	—	1,046,696	—
Life science	157	—	—	157	578,208	—
Premium wine	—	—	—	—	451,006	—
Other	—	—	—	—	438,345	—

Total commercial loans	920	1,058	44	2,022	4,991,938	44

Consumer loans:
Real estate secured loans	—	—	—	—	341,048	—
Other consumer loans	—	—	—	—	192,771	—

Total consumer loans	—	—	—	—	533,819	—

Total gross loans excluding impaired loans	920	1,058	44	2,022	5,525,757	44

Impaired loans	323	913	7,805	9,041	30,385	—

Total gross loans	$1,243	$1,971	$7,849	$11,063	$5,556,142	$44

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total unpaid principal of impaired loans

March 31, 2011:
Commercial loans:
Software	$2,654	$—	$2,654
Hardware	6,637	—	6,637
Life science	1,124	248	1,372
Premium wine	206	1,354	1,560
Other	1,158	1,004	2,162

Total commercial loans	11,779	2,606	14,385

Consumer loans:
Real estate secured loans	20,121	—	20,121

Total consumer loans	20,121	—	20,121

Total	$31,900	$2,606	$34,506

December 31, 2010:
Commercial loans:
Software	$2,958	$334	$3,292
Hardware	3,517	307	3,824
Life science	2,050	1,362	3,412
Premium wine	2,995	3,167	6,162
Other	1,158	1,019	2,177

Total commercial loans	12,678	6,189	18,867

Consumer loans:
Real estate secured loans	20,559	—	20,559

Total consumer loans	20,559	—	20,559

Total	$33,237	$6,189	$39,426

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Average impaired loans:
Commercial loans:
Software	$2,775	$6,767
Hardware	4,526	13,485
Life science	2,498	5,835
Premium wine	3,684	190
Other	2,167	2,480

Total commercial loans	15,650	28,757

Consumer loans:
Real estate secured loans	20,125	21,208
Other consumer loans	—	414

Total consumer loans	20,125	21,622

Total average impaired loans	$35,775	$50,379

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2011, broken out by portfolio segment:

Three months ended March 31, 2011 (dollars in thousands)	Beginning Balance December 31, 2010	Charge-offs	Recoveries	(Reduction of) Provision	Ending Balance March 31, 2011
Commercial loans:
Software	$29,288	$(1,104)	$5,281	$(2,986)	$30,479
Hardware	14,688	(15)	280	887	15,840
Venture capital/private equity	8,241	—	—	(809)	7,432
Life science	9,077	(3,191)	623	1,588	8,097
Premium wine	5,492	—	140	(1,128)	4,504
Other	5,318	(12)	70	1,057	6,433

Total commercial loans	72,104	(4,322)	6,394	(1,391)	72,785

Consumer loans	10,523	—	399	(1,656)	9,266

Total allowance for loan losses	$82,627	$(4,322)	$6,793	$(3,047)	$82,051

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of March 31, 2011 and December 31, 2010, broken out by portfolio segment:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$1,212	$29,267	$986	$28,302
Hardware	2,646	13,194	1,348	13,340
Venture capital/private equity	—	7,432	—	8,241
Life science	450	7,647	346	8,731
Premium wine	80	4,424	438	5,054
Other	155	6,278	122	5,196

Total commercial loans	4,543	68,242	3,240	68,864

Consumer loans	2,339	6,927	3,696	6,827

Total allowance for loan losses	$6,882	$75,169	$6,936	$75,691

Credit Quality Indicators

For each individual client we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are loans that are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our performing (criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable. (For further description of nonaccrual loans, refer to Note 2- “Summary of Significant Accounting Policies” under Part II, Item 8 of our 2010 Form 10-K); these loans are deemed “Impaired”. Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
March 31, 2011:
Commercial loans:
Software	$1,683,139	$184,051	$2,654	$1,869,844
Hardware	600,226	69,607	6,637	676,470
Venture capital/private equity	1,009,430	13,830	—	1,023,260
Life science	531,398	77,638	1,372	610,408
Premium wine	392,972	46,706	1,560	441,238
Other	429,165	33,691	2,162	465,018

Total commercial loans	4,646,330	425,523	14,385	5,086,238

Consumer loans:
Real estate secured loans	390,795	5,705	20,121	416,621
Other consumer loans	184,531	11,508	—	196,039

Total consumer loans	575,326	17,213	20,121	612,660

Total gross loans	$5,221,656	$442,736	$34,506	$5,698,898

December 31, 2010:
Commercial loans:
Software	$1,717,309	$118,518	$3,292	$1,839,119
Hardware	575,401	68,320	3,824	647,545
Venture capital/private equity	1,031,373	15,323	—	1,046,696
Life science	520,596	57,769	3,412	581,777
Premium wine	400,519	50,487	6,162	457,168
Other	415,381	22,964	2,177	440,522

Total commercial loans	4,660,579	333,381	18,867	5,012,827

Consumer loans:
Real estate secured loans	337,087	3,961	20,559	361,607
Other consumer loans	181,561	11,210	—	192,771

Total consumer loans	518,648	15,171	20,559	554,378

Total gross loans	$5,179,227	$348,552	$39,426	$5,567,205

Troubled Debt Restructurings

Included in the $34.5 million of impaired loans at March 31, 2011 are loans modified in TDRs, where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. As of March 31, 2011, we had TDRs of $30.9 million (all of which were considered impaired), which were comprised of $19.2 million in consumer loans secured by real estate, $6.6 million in hardware loans, $2.5 million in software loans, $2.2 million in other commercial loans, $0.2 million in premium wine loans and $0.2 million in life science loans. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments. There were no material commitments available for funding to any of the clients associated with these TDRs as of March 31, 2011.

7. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Maturity	Principal value	March 31, 2011	December 31, 2010
Short-term borrowings:
Other short-term borrowings	(1)	$35,415	$35,415	$37,245

Total short-term borrowings			$35,415	$37,245

Long-term debt:
5.375% senior notes	September 15, 2020	350,000	$347,648	$347,601
5.70% senior notes (2)	June 1, 2012	250,000	263,102	265,613
6.05% subordinated notes (3)	June 1, 2017	250,000	282,947	285,937
3.875% Convertible Notes	April 15, 2011	250,000	249,900	249,304
7.0% junior subordinated debentures	October 15, 2033	50,000	55,504	55,548
4.99% long-term notes payable	(4)	5,632	5,632	5,257

Total long-term debt			$1,204,733	$1,209,260

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes.
(2)	At March 31, 2011 and December 31, 2010, included in the carrying value of our 5.70% Senior Notes are $13.2 million and $15.7 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(3)	At March 31, 2011 and December 31, 2010, included in the carrying value of our 6.05% Subordinated Notes are $33.3 million and $36.3 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(4)	Represents long-term notes payable related to one of our debt fund investments, and was payable beginning April 30, 2009 with the last payment due in April 2012.

Interest expense related to short-term borrowings and long-term debt was $10.7 million and $5.5 million for the three months ended March 31, 2011 and 2010, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements related to our 5.70% Senior notes and 6.05% Subordinated notes. The weighted average interest rates associated with our short-term borrowings as of March 31, 2011 and December 31, 2010 were 0.10 percent and 0.13 percent, respectively.

Senior Notes and Subordinated Notes

On May 15, 2007, the Bank issued 5.70% Senior Notes, due June 1, 2012, in an aggregate principal amount of $250 million and 6.05% Subordinated Notes, due June 1, 2017, in an aggregate principal amount of $250 million (collectively, the “Notes”). On May 3, 2011, the Bank repurchased $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes. Refer to Note 16- “Subsequent Events” for further details.

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

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement (see Note 8- “Derivative Financial Instruments”), which effectively increased the economic conversion price of our 3.875% Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement are not part of the terms of the notes and will not affect the rights of the holders of the notes.

The effective interest rate for our 3.875% Convertible Notes for both the three months ended March 31, 2011 and 2010 was 5.78 percent, and interest expense was $3.6 million and $3.5 million, respectively. At March 31, 2011, the unamortized debt discount totaled $0.1 million, and will be amortized over the remaining contractual term of the debt.

On April 15, 2011, our 3.875% Convertible Notes matured. Refer to Note 16- “Subsequent Events” for further details.

Available Lines of Credit

We have certain facilities in place providing us access to short-term borrowings on a secured basis (using available-for-sale securities as collateral) and on an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2011, we had not borrowed against any of our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of U.S. agency debentures) at March 31, 2011 totaled $1.5 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2011 totaled $85.3 million, all of which was unused and available to support additional borrowings.

8. Derivative Financial Instruments

We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk, equity market price risk and to assist customers with their risk management objectives. Also, in connection with negotiating credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in primarily private, venture-backed companies in the technology and life science industries.

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

For more information on our 5.70% Senior Notes and 6.05% Subordinated Notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2010 Form 10-K.

Net cash benefits associated with our interest rate swaps are recorded in “Interest expense - Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Increases from changes in fair value are included in other assets and decreases from changes in fair value are included in other liabilities. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

On May 3, 2011, the Bank repurchased $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes, and we terminated corresponding amounts of the associated interest rate swaps. Refer to Note 16- “Subsequent Events” for further details.

Currency Exchange Risk

We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk related to our loans that are denominated in foreign currencies to our clients, primarily in Pound Sterling and Euro. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on the loans are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the loans are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Equity Market Price Risk

We have convertible debt instruments that contain conversion options that enable the holders to convert the instruments, subject to certain conditions. Specifically, we have outstanding our 3.875% Convertible Notes. Upon conversion of a note, we will pay the outstanding principal amount in cash as required by the terms of the notes, and to the extent that the conversion value exceeds the principal amount, we have the option to pay cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount. The conversion option represents an equity risk exposure for the excess conversion value and is an equity derivative classified in stockholders’ equity. We manage equity market price risk of our convertible debt instruments by entering into a convertible note hedge and warrant agreements to increase the economic conversion price of our convertible debt instruments and to decrease potential dilution to stockholders resulting from the conversion option.

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43. For the three months ended March 31, 2011 and 2010, there were no note conversions or exercises under the warrant agreement as the notes were not convertible.

For more information on the 3.875% Convertible Notes, see our Consolidated Financial Statements and Supplementary Data-Note 12- “Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2010 Form 10-K.

On April 15, 2011, our 3.875% Convertible Notes matured. Refer to Note 16- “Subsequent Events” for further details.

Other Derivative Instruments

Equity Warrant Assets

Our equity warrant assets are concentrated in private, venture-backed companies in the technology and life science industries. Most of these warrant agreements contain net share settlement provisions, which permit us to pay the warrant exercise price using shares issuable under the warrant (“cashless exercise”). Because we can net settle these warrant agreements, these equity warrant assets qualify as derivative instruments. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. We make valuation adjustments for estimated remaining life and marketability for warrants issued by private companies. Equity warrant assets are recorded at fair value in other assets, while changes in their fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Loan Conversion Options

In connection with negotiating certain credit facilities through our relationship with management of one of our sponsored debt funds, we occasionally extend loan facilities which have convertible option features. The convertible loans may be converted into a certain number of shares determined by dividing the principal amount of the loan by the applicable conversion price. Because our loan conversion options have underlying and notional values, had no initial net investment, and can be net settled, these assets qualify as derivative instruments. We value our loan conversion options using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. Loan conversion options are recorded at fair value in other assets, while changes in their fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Other Derivatives

We sell forward and option contracts to clients who wish to mitigate their foreign currency exposure. We economically reduce the currency risk from this business by entering into opposite way contracts with correspondent banks. This relationship does not qualify for hedge accounting. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. We generally have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Increases from changes in fair value are included in other assets and decreases from changes in fair value are included in other liabilities. The net change in the fair value of these contracts is recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. We do not designate any of these contracts (which are derivative instruments) as qualifying for hedge accounting. Increases from changes in fair value are included in other assets and decreases from changes in fair value are included in other liabilities. The net change in the fair value of these derivatives is recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Counterparty Credit Risk

We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2011 and December 31, 2010, respectively, were as follows:

(Dollars in thousands)	Balance Sheet Location	March 31, 2011				December 31, 2010
		Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$500,000	$46,492	$35,415	$11,077	$500,000	$52,017	$37,245	$14,772

Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	12,093	189	—	189	33,046	459	—	459
Foreign exchange forwards	Other liabilities	52,913	(1,085)	—	(1,085)	26,764	(280)	—	(280)

Net exposure			(896)	—	(896)		179	—	179

Other derivative instruments:
Equity warrant assets	Other assets	132,392	51,273	—	51,273	126,062	47,565	—	47,565

Other derivatives:
Foreign exchange forwards	Other assets	347,344	10,171	—	10,171	291,243	9,408	—	9,408
Foreign exchange forwards	Other liabilities	326,315	(9,313)	—	(9,313)	267,218	(8,505)	—	(8,505)
Foreign currency options	Other assets	75,896	900	—	900	118,133	1,482	—	1,482
Foreign currency options	Other liabilities	75,896	(900)	—	(900)	118,133	(1,482)	—	(1,482)
Loan conversion options	Other assets	10,450	3,281	—	3,281	10,175	4,291	—	4,291
Client interest rate derivatives	Other assets	22,500	51	—	51	—	—	—	—
Client interest rate derivatives	Other liabilities	22,500	(51)	—	(51)	—	—	—	—

Net exposure			4,139	—	4,139		5,194	—	5,194

Net			$101,008	$35,415	$65,593		$104,955	$37,245	$67,710

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2011 remain at “A” or higher and there were no material changes in their credit ratings for the three months ended March 31, 2011.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2011 and 2010, respectively, is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2011	2010
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense - borrowings	$6,173	$6,501

Net gains associated with interest rate risk derivatives		$6,173	$6,501

Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on foreign currency loan revaluations, net	Other noninterest income	$2,689	$(2,030)
(Losses) gains on foreign exchange forward contracts, net	Net gains on derivative instruments	(2,568)	2,029

Net gains (losses) associated with currency risk		$121	$(1)

Other derivative instruments:
Gains (losses) on equity warrant assets	Net gains on derivative instruments	$3,996	$(356)

Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$475	$309

Net losses on loan conversion options	Net gains on derivative instruments	$(1,352)	$—

9. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Gains (losses) on foreign currency loans revaluation, net	$2,689	$(2,030)
Fund management fees	2,688	2,698
Service-based fee income	2,225	1,996
Unused commitment fees	1,486	1,214
Currency revaluation (losses) gains	(240)	1,018
Other	1,416	1,167

Total other noninterest income	$10,264	$6,063

A summary of other noninterest expense for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Telephone	$1,350	$1,140
Data processing services	1,063	977
Tax credit fund amortization	1,053	1,052
Client services	802	588
Postage and supplies	522	471
Dues and publications	374	205
Other	2,699	1,967

Total other noninterest expense	$7,863	$6,400

10. Segment Reporting

Effective January 1, 2011, we changed the way we monitor performance and results of our business segments and as a result, we changed how our segments are presented. We have reclassified all prior period segment information to conform to the current presentation of our operating segments.

We have three operating segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. The results of our operating segments are based on our internal management reporting process.

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

We also evaluate performance based on provision for loan losses, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. In calculating each reportable segment’s noninterest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. As part of this review, we allocate certain corporate overhead costs to a corporate account. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods.

Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, our internal management reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. Our management reporting process measures the performance of our reportable segments based on our internal operating structure, which is subject to change from time to time, and is not necessarily comparable with similar information for other financial services companies.

The following is a description of the services that our three operating segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Effective January 1, 2011, Global Commercial Bank included the results of SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. SVB Specialty Lending provides banking products and services to our premium wine industry clients, including vineyard development loans, as well as community development loans made as part of our responsibilities under the Community Reinvestment Act. Previously, the results of SVB Specialty Lending were included as part of our Relationship Management segment (no longer a separately reported operating segment effective January 1, 2011). SVB Analytics provides equity valuation and equity management services to private companies and venture capital/private equity firms. Previously, the results of SVB Analytics were included as part of our Other Business Services segment (no longer a separately reported operating segment effective January 1, 2011). Our Debt Fund Investments primarily include the Gold Hill Funds, which provide secured debt to private companies of all stages, and Partners for Growth Funds, which provide secured debt primarily to mid-stage and late-stage clients. Previously, the results of our Debt Fund Investments were included as part of our Other Business Services segment. As a result of these changes, our Global Commercial Bank segment’s income before income tax expense for the first quarter of 2010 was reduced by $7.7 million.

•

SVB Private Bank provides banking products and a range of credit services to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Previously, the results of SVB Private Bank were included as part of our Relationship Management segment. Effective January 1, 2011, the results of SVB Private Bank are separately reported.

•

SVB Capital manages funds (primarily venture capital funds) on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds of funds and co-investment funds. Effective January 1, 2011, SVB Capital included the results of our Strategic Investments, which includes certain strategic investments held by SVB Financial. Previously, the results of our Strategic Investments were included as part of our Other Business Services segment.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results. The Other Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income (loss) in the Other Items column is primarily interest income recognized from our fixed income investment portfolio, partially offset by interest income transferred to the segments as part of FTP. Noninterest income in the Other Items column is primarily attributable to noncontrolling interests and gains (losses) on equity warrant assets. Noninterest expense in the Other Items column primarily consists of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Additionally, average assets in the Other Items column primarily consist of cash and cash equivalents and our available-for-sale securities portfolio balances.

Our segment information for the three months ended March 31, 2011 and 2010 is as follows:

(Dollars in thousands)	Global Commercial Bank	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended March 31, 2011
Net interest income	$103,802	$4,401	$1	$12,095	$120,299
Reduction of provision for loan losses	1,391	1,656	—	—	3,047
Noninterest income	34,864	87	7,290	47,713	89,954
Noninterest expense (2)	(86,385)	(2,003)	(3,142)	(25,905)	(117,435)

Income before income tax expense (3)	$53,672	$4,141	$4,149	$33,903	$95,865

Total average loans, net of unearned income	$4,709,087	$584,326	$—	$18,637	$5,312,050
Total average assets	5,073,694	584,401	216,938	12,075,171	17,950,204
Total average deposits	14,504,217	150,240	—	12,082	14,666,539

Three months ended March 31, 2010
Net interest income (loss)	$87,468	$3,080	$(1)	$10,293	$100,840
(Provision for) reduction of loan losses	(10,856)	111	—	—	(10,745)
Noninterest income	30,942	105	4,914	13,312	49,273
Noninterest expense	(71,324)	(1,029)	(3,526)	(22,697)	(98,576)

Income before income tax expense (3)	$36,230	$2,267	$1,387	$908	$40,792

Total average loans, net of unearned income	$3,665,570	$430,646	$—	$19,342	$4,115,558
Total average assets	4,003,802	430,857	149,910	8,980,868	13,565,437
Total average deposits	10,845,861	124,100	—	(2,737)	10,967,224

(1)	SVB Capital’s and Global Commercial Bank’s components of net interest income (loss), noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $2.9 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

11. Off-Balance Sheet Arrangements, Guarantees and Other Commitments

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at March 31, 2011 and December 31, 2010, respectively:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commitments available for funding: (1)
Fixed interest rate commitments	$479,779	$386,055
Variable interest rate commitments	5,837,373	5,884,450

Total commitments available for funding	$6,317,152	$6,270,505

Commitments unavailable for funding (2)	$844,435	$963,847
Maximum lending limits for accounts receivable factoring arrangements (3)	710,340	697,702
Reserve for unfunded credit commitments (4)	16,515	17,414

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.
(4)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our standby letters of credit.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at March 31, 2011. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$558,559	$37,568	$596,127	$596,127
Performance standby letters of credit	40,023	6,437	46,460	46,460
Commercial letters of credit	5,166	—	5,166	5,166

Total	$603,748	$44,005	$647,753	$647,753

At March 31, 2011 and December 31, 2010, deferred fees related to financial and performance standby letters of credit were $4.8 million and $5.2 million, respectively. At March 31, 2011, collateral in the form of cash of $229.7 million and available-for-sale securities of $17.6 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over five to seven years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at March 31, 2011:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	276	5.1
SVB India Capital Partners I, LP	7,750	1,767	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	886	153	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	2,250	8.6
SVB Strategic Investors Fund III, LP	15,000	4,500	5.9
SVB Strategic Investors Fund IV, LP	12,239	8,568	5.0
SVB Strategic Investors Fund V, LP	10,000	10,000	100.0
SVB Capital Preferred Return Fund, LP	12,687	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other Fund Investments (4) (5)	332,485	128,918	Various

Total	$522,555	$173,430

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.

(2)	Our ownership includes 41.5% direct ownership and indirect ownership interest of 12.6% and 4.1% in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.
(3)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(4)	Represents commitments to 338 funds (primarily venture capital funds) where our ownership interest is generally less than 5% of the voting interests of each such fund.
(5)	Included in Other Fund Investments are $180.9 million and $98.2 million of commitments and unfunded commitments made by SVB Financial Group, respectively, which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain obligations of SVB Financial.

The following table details the total remaining unfunded commitments to the venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2011:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,538
SVB Strategic Investors Fund II, LP	16,612
SVB Strategic Investors Fund III, LP	82,835
SVB Strategic Investors Fund IV, LP	184,191
SVB Strategic Investors Fund V, LP	10,000
SVB Capital Preferred Return Fund, LP	34,566
SVB Capital—NT Growth Partners, LP	38,827
Other private equity fund	8,658

Total	$378,227

12. Income Taxes

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2006 and subsequent years remain open to examination by the Internal Revenue Service. Our California and Massachusetts tax returns for the years 2006 and 2007, respectively, and subsequent years remain open to examination.

At March 31, 2011, our unrecognized tax benefit was $0.4 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at March 31, 2011 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

13. Fair Value of Financial Instruments

Fair Value Measurements

Our available-for-sale securities, derivative instruments and certain marketable and non-marketable securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our interim consolidated financial statements.

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

Level 2	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent external pricing service providers. We review the methodologies used to determine the fair value, including understanding the nature and observability of the inputs used to determine the price. Additional corroboration, such as obtaining a non-binding price from a broker, may be required depending on the frequency of trades of the security and the level of liquidity or depth of the market. The valuation methodology that is generally used for the Level 2 assets is the income approach. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:

-	U.S. treasury securities: U.S. treasury securities are considered by most investors to be the most liquid fixed income investments available. These securities are priced relative to market prices on similar U.S. treasury securities.

-	U.S. agency debentures: Valuations of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. treasury securities.

-	Agency-issued mortgage-backed securities: Agency-issued mortgage-backed securities are pools of individual conventional mortgage loans underwritten to U.S. agency standards with similar coupon rates, tenor, and other attributes such as geographic location, loan size and origination vintage. Valuations of these securities are based on observable price adjustments relative to benchmark market interest rates taking into consideration estimated loan prepayment speeds.

-	Agency-issued collateralized mortgage obligations: Agency-issued collateralized mortgage obligations are structured into classes or tranches with defined cash flow characteristics and are collateralized by U.S. agency-issued mortgage pass-through securities. Valuations of these securities incorporate similar characteristics of mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. Valuations incorporate observable market spreads over an estimated average life after considering the inputs listed above.

-	Commercial mortgage-backed securities: Valuations of these securities are based on spreads to benchmark market interest rates (usually U.S. treasury rates or rates observable in the swaps market), prepayment speeds, loan default rate assumptions and loan loss severity assumptions on underlying loans. In the second quarter of 2010, we sold all remaining holdings in commercial mortgage-backed securities.

-	Municipal bonds and notes: Bonds issued by municipal governments generally have stated coupon rates, final maturity dates and are subject to being called ahead of the final maturity date at the option of the issuer. Valuations of these securities are priced based on spreads to other municipal benchmark bonds with similar characteristics; or, relative to market rates on U.S. treasury bonds of similar maturity.

-	Interest rate swap assets: Valuations of interest rate swaps are priced considering the coupon rate of the fixed leg of the contract and the variable coupon on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve and the credit worthiness of the contract counterparty.

-	Foreign exchange forward and option contract assets and liabilities: Valuations of these assets and liabilities are priced based on spot and forward foreign currency rates and option volatility assumptions and the credit worthiness of the contract counterparty.

-	Equity warrant assets (public portfolio): Valuations of equity warrant assets of public portfolio companies are priced based on the Black-Scholes option pricing model that use the publicly-traded equity prices (underlying stock value), stated strike prices, option expiration dates, the risk-free interest rate and market-observable option volatility assumptions.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Below is a summary of the valuation techniques used for each class of Level 3 assets:

-	Venture capital and private equity fund investments: Valuations are based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, adjusted for any contributions paid during the period, distributions received from the investment during the period, or significant fund transactions or market events.

-	Other venture capital investments: Valuations are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company issue, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment.

-	Other investments: Valuations are based on pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

-	Equity warrant assets (private portfolio): Valuations of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the underlying asset value, by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates of actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company.

For the three months ended March 31, 2011 and 2010, there were no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 during the three months ended March 31, 2011 and 2010 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

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

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,201	$—	$26,201
U.S. agency debentures	—	2,888,676	—	2,888,676
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	2,045,625	—	2,045,625
Agency-issued collateralized mortgage obligations (fixed)	—	1,569,391	—	1,569,391
Agency-issued collateralized mortgage obligations (variable)	—	2,846,587	—	2,846,587
Commercial mortgage-backed securities	—	25,297	—	25,297
Municipal bonds and notes	—	98,474	—	98,474
Equity securities	577	—	—	577

Total available-for-sale securities	577	9,500,251	—	9,500,828

Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	—	—	464,377	464,377
Other venture capital investments	—	—	108,525	108,525
Other investments	—	—	995	995

Total non-marketable securities (investment company fair value accounting)	—	—	573,897	573,897

Other assets:
Marketable securities	29	8,438	—	8,467
Interest rate swaps	—	46,492	—	46,492
Foreign exchange forward and option contracts	—	11,260	—	11,260
Equity warrant assets	—	5,013	46,260	51,273
Loan conversion options	—	3,281	—	3,281
Client interest rate derivatives	—	51	—	51

Total assets (1)	$606	$9,574,786	$620,157	$10,195,549

Liabilities
Foreign exchange forward and option contracts	$—	$11,298	$—	$11,298
Client interest rate derivatives	—	51	—	51

Total liabilities	$—	$11,349	$—	$11,349

(1)	Included in Level 2 and Level 3 assets are $7.5 million and $488.1 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2011:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$391,247	$43,568	$40,065	$—	$—	$(10,503)	$—	$—	$464,377
Other venture capital investments	111,843	4,711	6,107	(14,136)	—	—	—	—	108,525
Other investments	981	20	—	—	—	(6)	—	—	995

Total non-marketable securities (investment company fair value accounting) (1)	504,071	48,299	46,172	(14,136)	—	(10,509)	—	—	573,897
Other assets:
Equity warrant assets (2)	43,537	2,965	—	(3,538)	3,624	(62)	—	(266)	46,260

Total assets	$547,608	$51,264	$46,172	$(17,674)	$3,624	$(10,571)	$—	$(266)	$620,157

Three months ended March 31, 2010:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$271,316	$15,455	$18,349	$—	$—	$(3,675)	$—	$—	$301,445
Other venture capital investments	96,577	(185)	1,159	(1,034)	—	—	—	—	96,517
Other investments	1,143	27	—	—	—	(174)	—	—	996

Total non-marketable securities (investment company fair value accounting) (1)	369,036	15,297	19,508	(1,034)	—	(3,849)	—	—	398,958
Other assets:
Equity warrant assets (2)	40,119	(1,130)	—	(1,437)	1,347	(1)	—	(139)	38,759

Total assets	$409,155	$14,167	$19,508	$(2,471)	$1,347	$(3,850)	$—	$(139)	$437,717

(1)	Realized and unrealized gains (losses) are recorded on the line items gains on investment securities, net and other noninterest income, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item gains on derivative instruments, net a component of noninterest income.

The following table presents the amount of unrealized gains included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2011:

Three months ended March 31, 2011
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$33,336
Other venture capital investments	1,318
Other investments	20

Total non-marketable securities (investment company fair value accounting) (1)	34,674
Other assets:
Equity warrant assets (2)	580

Total unrealized gains	$35,254

(1)	Unrealized gains are recorded on the line items gains on investment securities, net and other noninterest income, components of noninterest income.
(2)	Unrealized gains are recorded on the line item gains on derivative instruments, net a component of noninterest income.

Financial Instruments not Carried at Fair Value

FASB issued guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with these requirements.

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

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). The fair value of other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid during the first quarter, distributions received from the investment during the first quarter, or significant fund transactions or market events, if any. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

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

Short-Term Borrowings

Short-term borrowings at March 31, 2011 and December 31, 2010 include cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior notes and 6.05% Subordinated notes. The carrying amount is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt includes our 5.375% Senior Notes, 3.875% Convertible Notes, 7.0% Junior Subordinated debentures, 5.70% Senior notes and 6.05% Subordinated notes, and other long-term debt (see Note 7- “Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 5.70% Senior Notes and 6.05% Subordinated Notes are amounts related to the fair value of the interest rate swaps associated with the notes.

On April 15, 2011, our 3.875% Convertible Notes matured. Additionally, on May 3, 2011, the Bank repurchased $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes. Refer to Note 16- “Subsequent Events” for further details.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at March 31, 2011 or December 31, 2010. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of March 31, 2011 and December 31, 2010. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Non-marketable securities (cost and equity method accounting)	$224,167	$241,445	$217,449	$230,158
Net loans	5,569,119	5,576,973	5,439,110	5,466,252
Financial liabilities:
Other short-term borrowings	35,415	35,415	37,245	37,245
Deposits	15,330,319	15,330,220	14,336,941	14,334,013
5.375% senior notes	347,648	349,024	347,601	344,498
5.70% senior notes (1) (2)	263,102	272,049	265,613	277,301
6.05% subordinated notes (1) (2)	282,947	299,788	285,937	298,101
3.875% convertible notes	249,900	266,200	249,304	276,825
7.0% junior subordinated debentures	55,504	50,124	55,548	49,485
Other long-term debt	5,632	5,632	5,257	5,257
Off-balance sheet financial assets:
Commitments to extend credit	—	19,276	—	19,264

(1)	At March 31, 2011, included in the carrying value and estimated fair value of our 5.70% Senior Notes and 6.05% Subordinated Notes, are $13.2 million and $33.3 million, respectively, related to the fair value of the interest rate swaps associated with the notes.
(2)	At December 31, 2010, included in the carrying value and estimated fair value of our 5.70% Senior Notes and 6.05% Subordinated Notes, are $15.7 million and $36.3 million, respectively, related to the fair value of the interest rate swaps associated with the notes.

Investments in Entities that Calculate Net Asset Value Per Share

FASB issued guidance over certain fund investments requires that we disclose the fair value of funds, significant investment strategies of the investees, redemption features of the investees, restrictions on the ability to sell investments, estimate of the period of time over which the underlying assets are expected to be liquidated by the investee, and unfunded commitments related to the investments.

Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions to be received through initial public offerings (“IPOs”) and merger and acquisition (“M&A”) activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid during the first quarter, distributions received from the investment during the first quarter, or significant fund transactions or market events.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2011:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)	$464,377	$378,227
Non-marketable securities (equity method accounting):
Other investments (2)	63,606	13,173
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	129,828	120,695

Total	$657,811	$512,095

(1)	Venture capital and private equity fund investments within non-marketable securities (investment company fair value accounting) include investments made by our managed funds of funds including SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, SVB Strategic Investors Fund III, LP, SVB Strategic Investors Fund IV, LP, SVB Capital – NT Growth Partners, LP, and SVB Capital Preferred Return Fund, LP, one of our co-investment funds, SVB Capital Partners II, LP, and one other private equity fund. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under investment company fair value accounting are $389.2 million and $351.2 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and venture capital and private equity fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.
(3)	Venture capital and private equity fund investments within non-marketable securities (cost method accounting) include investments in venture capital and private equity fund investments that invest primarily in U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds. Included in the $120.7 million of unfunded commitments is $98.2 million of unfunded commitments made by SVB Financial which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain investments and obligations of SVB Financial.

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

15. Related Parties

During the three months ended March 31, 2011, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our Employee Home Ownership Plan.

16. Subsequent Events

Our $250 million 3.875% Convertible Senior Notes matured on April 15, 2011. All of the notes were converted prior to maturity. Based on the conversion terms of these notes, on April 15, 2011, we made an aggregate conversion settlement payment in cash and shares of our common stock. The total value of both cash and shares as of the payment date was $260.4 million. Of the $260.4 million, we paid $250.0 million in cash, representing the total principal amount of the notes converted, and issued 187,760 shares of our common stock, valued at $10.4 million, representing the portion of the conversion premium value that exceeded the total principal amount of the notes. In connection with this conversion settlement payment, we exercised call options pursuant to a call-spread arrangement with third-parties, under which the third parties delivered to us 186,736 shares of our common stock, valued at $10.3 million. Accordingly, there will be no significant net impact on our total stockholders’ equity in the second quarter of 2011 with respect to settling the conversion premium value.

        On April 21, 2011, we announced a tender offer to repurchase any and all of our 5.70% Senior Notes due 2012 and 6.05% Subordinated Notes due 2017. After the expiration of the tender offer on May 2, 2011, we repurchased $108.6 million aggregate principal amount of our 5.70% Senior Notes at a purchase price amount equal to $1,052.24 per $1,000 principal amount, and $204.0 million aggregate principal amount of our 6.05% Subordinated Notes at a purchase price amount equal to $1,124.80 per $1,000 principal amount. The repurchase of the notes was funded with excess cash on hand and resulted in a gross loss from extinguishment of debt of approximately $33.9 million, which included the payment of the repurchase premiums, estimated transaction fees and discount amortization related to the notes. In connection with these repurchases, we terminated corresponding amounts of the interest rate swaps associated with these notes, resulting in a gross gain of approximately $37.0 million. The net gain from the note repurchases and termination of associated portions of the interest rate swaps was approximately $3.1 million (on a pre-tax basis), and will be recognized in the second quarter of 2011.

We have evaluated all material subsequent events and determined there are no events other than those discussed above that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:

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

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	Market and economic conditions (including interest rate environment, and levels of public offerings, mergers/acquisitions and venture capital financing activities) and the associated impact on us

•	The sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent to which capital may be used or required

•	The adequacy of our liquidity position, including sources of liquidity (such as dividends and liquid assets)

•	The extent of our achievement of internal performance targets for 2011

•	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity

•	The realization, timing, valuation and performance of equity or other investments

•	The likelihood that the market value of our impaired investments will recover

•	Our intent to sell our investment securities prior to recovery of our cost basis, or the likelihood of such

•	Expected cash requirements for unfunded commitments to certain investments, including capital calls

•

Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

•	The adequacy of reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves

•	The level of loan and deposit balances

•	The level of client investment fees and associated margins

•	The profitability of our products and services

•	Our strategic initiatives, including the expansion of operations in China, India, Israel, the United Kingdom and elsewhere

•	Our plans to form new managed investment funds and our intent to transfer certain existing investment commitments to third parties or any managed funds

•	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The effect of application of certain accounting pronouncements

•	The effect of lawsuits and claims

•	Regulatory developments, including the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act (as defined below)

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”). We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2010 Form 10-K.

Reclassifications

Certain reclassifications have been made to prior period results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Management’s Overview of First Quarter 2011 Performance

In the first quarter of 2011, compared to the first quarter of 2010, we experienced growth in our interest-earning assets as a result of continued growth of client deposits. As a result, we recognized strong growth in net interest income from the investment of these deposits into available-for-sale securities, as well as from higher loan interest income due to increases in average loan balances. In addition to higher net interest income, we saw strong improvements in credit quality, resulting in a negative provision for the first quarter of 2011. We also recognized higher noninterest income, primarily due to continued improvement in the venture capital markets. Additionally, our overall capital and liquidity continued to remain strong.

Additional details of these highlights (compared to the first quarter 2010, where applicable) are noted below:

•

An increase in net interest income (fully taxable equivalent basis) of $19.4 million, or 19.2 percent, primarily due to an increase in interest income from our available-for-sale securities as a result of investing our excess cash from deposit growth, as well as an increase in interest income from loans due to the increase in average balances of $1.2 billion. These increases were partially offset by lower investment yields available on new purchases of securities in the current rate environment.

•

A negative provision for loan losses of $3.0 million for the first quarter of 2011, compared to a provision of $10.7 million for the first quarter of 2010. The negative provision was due to higher net loan recoveries recognized in the first quarter of 2011 and overall improved credit performance across our client portfolio.

•

Growth of $1.2 billion, or 29.1 percent, in average loans to $5.3 billion in the first quarter of 2011. This growth came from all our client industry segments, with particularly strong growth in loans to software industry and venture capital/private equity clients.

•

An increase of $4.7 billion in average interest-earning available-for-sale securities to $8.7 billion, primarily due to our strategy of investing excess cash resulting from our continued deposit growth. Period-end available-for-sale securities were $9.5 billion.

•

An increase in average deposit balances of $3.7 billion, or 33.7 percent, of which $2.4 billion was from noninterest-bearing demand deposits. This growth was reflective of the continued low interest rate environment and a continued lack of attractive market investment opportunities for our deposit clients, as well as growth from new clients.

•

An increase of $40.7 million in noninterest income to $90.0 million for the first quarter of 2011, compared to $49.3 million for the first quarter of 2010. Non-GAAP noninterest income, net of noncontrolling interest, increased to $46.4 million for the first quarter of 2011, compared to $35.4 million for the first quarter of 2010. The increase on both a GAAP and non-GAAP basis was due to increased gains from our managed funds due to continued improvement in the venture capital markets, as well as improving business conditions for our clients resulting in an increase in core fee income. See “Results of Operations – Noninterest Income” for a reconciliation of GAAP to non-GAAP noninterest income.

•

An increase of $18.9 million in noninterest expense to $117.4 million, primarily due to an increase of $15.8 million in compensation and benefits expense resulting from our strong performance in the first quarter of 2011, an increase in the number of average full-time equivalent employees (“FTE”) and increases in certain seasonal expenses.

•

Overall, our liquidity remained strong based on available cash and cash equivalents of $2.4 billion at March 31, 2011, compared to $3.1 billion at December 31, 2010. An increase in our period end available-for-sale securities portfolio of $1.6 billion at March 31, 2011 (from December 31, 2010) provided additional liquidity resources through current expected cash flow and through the ability to secure wholesale borrowings, if needed.

•

Our capital base expanded during the first quarter of 2011 due primarily to net income of $33.0 million. Overall, capital ratios trended lower at March 31, 2011, compared to December 31, 2010, due to increases in available-for-sale securities and loan balances, which are risk-weighted at 20% and 100% based on regulatory capital guidelines relative to 0% risk-weighted cash. Our tier 1 leverage ratios also trended lower due to expansion in the balance sheet, primarily from growth in client deposits.

A summary of our performance for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data and ratios)	2011	2010	% Change
Income Statement:
Diluted earnings per share	$0.76	$0.44	72.7%
Net income available to common stockholders	33,007	18,557	77.9
Net interest income	120,299	100,840	19.3
Net interest margin	2.96%	3.30%	(34	) bps
(Reduction of) provision for loan losses	$(3,047)	$10,745	(128.4)%
Noninterest income (1)	89,954	49,273	82.6
Noninterest expense (2)	117,435	98,576	19.1
Balance Sheet:
Average loans, net of unearned income	$5,312,050	$4,115,558	29.1%
Average noninterest-bearing demand deposits	9,147,491	6,710,928	36.3
Average interest-bearing deposits	5,519,048	4,256,296	29.7
Average total deposits	14,666,539	10,967,224	33.7
Ratios:
Return on average common SVBFG stockholders’ equity (annualized) (3)	10.18%	6.47%	57.3%
Return on average assets (annualized) (4)	0.75	0.55	36.4
Book value per common share (5)	30.76	28.26	8.8
Operating efficiency ratio (6)	55.72	65.44	(14.9)
Allowance for loan losses as a percentage of total period-end gross loans	1.44	1.61	(17	) bps
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.33	2.07	(174	) bps
Net loan (recoveries) charge-offs as a percentage of average total gross loans (annualized)	(0.19)	1.46	(165	) bps
Other Statistics:
Average SVB prime lending rate	4.00%	4.00%	—	bps
Average full-time equivalent employees	1,389	1,270	9.4%
Period end full-time equivalent employees	1,396	1,271	9.8
Non-GAAP measures:
Non-GAAP noninterest income, net of noncontrolling interests (7)	$46,392	$35,382	31.1
Non-GAAP noninterest expense, net of noncontrolling interests (8)	113,954	95,345	19.5
Non-GAAP operating efficiency ratio (8)	68.16%	69.72%	(2.2)
Tangible common equity to tangible assets (9)	7.05	8.30	(15.1)
Tangible common equity to risk-weighted assets (9)	13.13	16.01	(18.0)

(1)	Noninterest income included net gains of $43.6 million attributable to noncontrolling interests for the three months ended March 31, 2011, compared to net gains of $13.9 million for the comparable 2010 period. See “Results of Operations – Noninterest Income” for a description of noninterest income attributable to noncontrolling interests.
(2)	Noninterest expense included $3.5 million and $3.2 million attributable to noncontrolling interests for the three months ended March 31, 2011 and 2010, respectively. See “Results of Operations – Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVB Financial Group (“SVBFG”) stockholders’ equity.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.
(5)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.
(7)	See “Results of Operations – Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(8)	See “Results of Operations – Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and the non-GAAP operating efficiency ratio.
(9)	See “Capital Resources – Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

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

There have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2010 Form 10-K.

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

	2011 compared to 2010
	Three months ended March 31, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(3,649)	$2,811	$(838)
Available-for-sale securities (taxable) (1)	88,112	(78,997)	9,115
Available-for-sale securities (non-taxable) (1)	(39)	(5)	(44)
Loans, net of unearned income	42,706	(26,872)	15,834

Increase (decrease) in interest income, net	127,130	(103,063)	24,067

Interest expense:
NOW deposits	22	(9)	13
Money market deposits	1,191	(649)	542
Money market deposits in foreign offices	72	(13)	59
Time deposits	173	(289)	(116)
Sweep deposits	936	(1,994)	(1,058)

Total increase (decrease) in deposits expense	2,394	(2,954)	(560)
Short-term borrowings	(7)	8	1
5.375% senior notes	4,809	—	4,809
3.875% convertible notes	39	(11)	28
Junior subordinated debentures	(31)	296	265
Senior and subordinated notes	1	74	75
Other long-term debt	(98)	103	5

Total increase in borrowings expense	4,713	470	5,183

Increase (decrease) in interest expense, net	7,107	(2,484)	4,623

Increase (decrease) in net interest income	$120,023	$(100,579)	$19,444

(1)	Our available-for-sale securities portfolio represents interest-earning investment securities.

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended March 31, 2011 and 2010

Net interest income increased by $19.4 million to $120.8 million for the three months ended March 31, 2011, compared to $101.4 million for the comparable 2010 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. Growth in deposits is reflective of the continued low interest rate environment and the lack of attractive market investment opportunities for our clients. These increases were partially offset by lower rates earned on our available-for-sale securities and loans, primarily attributable to the low interest rate environment.

The main factors affecting interest income and interest expense for the three months ended March 31, 2011, compared to the comparable 2010 period are discussed below:

•	Interest income for the three months ended March 31, 2011 increased by $24.1 million primarily due to:

•

A $15.8 million increase in interest income on loans, primarily related to a $1.2 billion increase in average loan balances for the three months ended March 31, 2011, compared to the comparable 2010 period. This increase was partially offset by a decrease in overall yield on the loan portfolio.

•

A $9.1 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $4.7 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by lower investment yields available on new purchases of fixed-rate securities in the current rate environment, as well as the purchase of lower-yielding variable-rate securities throughout 2010.

•	Interest expense for the three months ended March 31, 2011 increased by $4.6 million primarily due to:

•

An increase in interest expense of $5.2 million related to our long-term debt, primarily due to a $4.8 million increase in interest expense from the issuance of $350 million in 5.375% senior notes in September 2010.

•

This increase was partially offset by a decrease in interest expense from interest-bearing deposits of $0.6 million, primarily due to downward adjustments to our deposit rates throughout 2010. This decrease was partially offset by an increase in interest expense related to a $1.3 billion increase in average interest-bearing deposit balances.

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin was 2.96 percent and 3.30 percent for the three months ended March 31, 2011 and 2010, respectively. The decrease in net interest margin was primarily due to the significant growth of our deposits, the majority of which were invested in available-for-sale securities. Additionally, paydowns and sales of higher-yielding securities throughout 2010 were reinvested in lower-yielding securities given the current interest rate environment. As such, the overall mix of our interest-earning assets shifted to a higher proportion of lower-yielding assets. This decrease was partially offset by a $1.2 billion increase in average loan balances (higher-yielding assets) and a decrease in rates paid on our deposits.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2011 and 2010, respectively:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2011 and 2010

	Three months ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,538,941	$2,002	0.32%	$4,316,307	$2,840	0.27%
Available-for-sale securities: (2)
Taxable	8,628,837	41,382	1.94	3,911,183	32,267	3.35
Non-taxable (3)	96,375	1,448	6.09	98,957	1,492	6.11
Total loans, net of unearned income (4)	5,312,050	89,776	6.85	4,115,558	73,942	7.29

Total interest-earning assets	16,576,203	134,608	3.30	12,442,005	110,541	3.60

Cash and due from banks	266,097			237,691
Allowance for loan losses	(87,980)			(78,050)
Other assets (5)	1,195,884			963,791

Total assets	$17,950,204			$13,565,437

Funding sources:
Interest-bearing liabilities:
NOW deposits	$76,282	$77	0.41%	$61,809	$64	0.42%
Money market deposits	2,361,971	1,576	0.27	1,383,716	1,034	0.30
Money market deposits in foreign offices	135,967	112	0.33	62,037	53	0.35
Time deposits	342,341	377	0.45	323,476	493	0.62
Sweep deposits	2,602,487	963	0.15	2,425,258	2,021	0.34

Total interest-bearing deposits	5,519,048	3,105	0.23	4,256,296	3,665	0.35
Short-term borrowings	39,927	16	0.16	44,668	15	0.14
5.375% senior notes	347,617	4,809	5.61	—	—	—
3.875% convertible notes	249,509	3,554	5.78	247,195	3,526	5.78
Junior subordinated debentures	55,533	834	6.09	55,967	569	4.12
Senior and subordinated notes	552,363	1,411	1.04	551,932	1,336	0.98
Other long-term debt	5,261	73	5.63	7,335	68	3.76

Total interest-bearing liabilities	6,769,258	13,802	0.83	5,163,393	9,179	0.71
Portion of noninterest-bearing funding sources	9,806,945			7,278,612

Total funding sources	16,576,203	13,802	0.34	12,442,005	9,179	0.30

Noninterest-bearing funding sources:
Demand deposits	9,147,491			6,710,928
Other liabilities	235,924			176,283
SVBFG stockholders’ equity	1,314,811			1,162,929
Noncontrolling interests	482,720			351,904
Portion used to fund interest-earning assets	(9,806,945)			(7,278,612)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$17,950,204			$13,565,437

Net interest income and margin		$120,806	2.96%		$101,362	3.30%

Total deposits	$14,666,539			$10,967,224

Average SVBFG stockholders’ equity as a percentage of average assets			7.32%			8.57%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(507)			(522)

Net interest income, as reported		$120,299			$100,840

(1)	Includes average interest-bearing deposits in other financial institutions of $253.2 million and $169.9 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, balances also include $1.9 billion and $4.1 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $774.0 million and $599.6 million for the three months ended March 31, 2011 and 2010, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

(Reduction of) Provision for Loan Losses

Our negative provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. The following table summarizes our allowance for loan losses for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Allowance for loan losses, beginning balance	$82,627	$72,450
(Reduction of) provision for loan losses	(3,047)	10,745
Gross loan charge-offs	(4,322)	(21,180)
Loan recoveries	6,793	6,256

Allowance for loan losses, ending balance	$82,051	$68,271

(Reduction of) provision as a percentage of total gross loans (annualized)	(0.22)%	1.03%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.33	2.07
Net loan (recoveries) charge-offs as a percentage of average total gross loans	(0.19)	1.46
Allowance for loan losses as a percentage of period-end total gross loans	1.44	1.61
Period-end total gross loans	$5,698,898	$4,238,848
Average total gross loans	5,355,895	4,149,183

We had a negative provision for loan losses of $3.0 million for the three months ended March 31, 2011, compared to a provision of $10.7 million for the comparable 2010 period. The negative provision of $3.0 million was due to higher net loan recoveries recognized in the three months ended March 31, 2011 and overall improved credit performance across our client portfolio. These reductions were partially offset by an increase in allowance due to growth in period-end loan balances. Gross loan charge-offs of $4.3 million for the three months ended March 31, 2011 were primarily from our early-stage life science client portfolio. Loan recoveries of $6.8 million for the three months ended March 31, 2011 were primarily from our software client portfolio.

Our allowance for loan losses as a percentage of total gross loans decreased from 1.48 percent at December 31, 2010 to 1.44 percent at March 31, 2011, primarily due to a reduction in the reserve for our performing loans. Our allowance for loan losses for total gross performing loans as a percentage of total gross performing loans was 1.33 percent at March 31, 2011, compared to 1.37 percent at December 31, 2010.

Noninterest Income

A summary of noninterest income for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
Gains on investment securities, net	$51,337	$16,004	NM %
Foreign exchange fees	10,497	8,861	18.5
Deposit service charges	7,117	7,225	(1.5)
Credit card fees	3,817	2,687	42.1
Client investment fees	3,661	3,940	(7.1)
Letters of credit and standby letters of credit income	2,710	2,511	7.9
Gains on derivative instruments, net	551	1,982	(72.2)
Other	10,264	6,063	69.3

Total noninterest income	$89,954	$49,273	82.6

NM- Not meaningful

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Debt Fund Investments, the entire income or loss from funds where we own significantly less than 100%. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. The non-GAAP tables presented below, for noninterest income and net gains on investment securities, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended March 31,
Non-GAAP noninterest income, net of noncontrolling interests
(Dollars in thousands)	2011	2010	% Change
GAAP noninterest income (as reported)	$89,954	$49,273	82.6%
Less: income attributable to noncontrolling interests, including carried interest	43,562	13,891	NM

Non-GAAP noninterest income, net of noncontrolling interests	$46,392	$35,382	31.1

NM- Not meaningful

Gains on Investment Securities, Net

Net gains on investment securities include both gains from our non-marketable and marketable securities, as well as gains from sales of our available-for-sale securities portfolio (when applicable).

Our available-for-sale securities portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains on investment securities.

We experience variability in the performance of our non-marketable and marketable investments from quarter to quarter, which results in net gains on investment securities. This variability is due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains from investment securities and as such our results for a particular period are not necessarily indicative of our performance in a future period. In 2010, we saw some improvement in venture capital/private equity investment levels and increased merger and acquisition (“M&A”) and initial public offerings (“IPO”) activity among these portfolio companies. This trend continued in the first quarter of 2011. For the three months ended March 31, 2011, we had net gains on investment securities of $51.3 million, compared to net gains of $16.0 million for the comparable 2010 period.

The net gains of $51.3 million (which is inclusive of noncontrolling interest) for the three months ended March 31, 2011 were primarily due to net gains of $47.3 million from our managed funds (which includes our managed co-investment funds and managed funds of funds) related mainly to an increase in valuations, as well as gains from liquidity events and distributions. Approximately half of the valuation gains from our managed funds of funds were driven by Internet and social networking companies.

The following tables provide a summary of net gains on investment securities for the three months ended March 31, 2011 and 2010, excluding gains attributable to noncontrolling interests:

	Three months ended March 31, 2011
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$3,946	$43,392	$2,288	$62	$1,649	$51,337
Less: income attributable to noncontrolling interests, including carried interest	3,886	39,210	289	—	—	43,385

Non-GAAP net gains on investment securities, net of noncontrolling interests	$60	$4,182	$1,999	$62	$1,649	$7,952

	Three months ended March 31, 2010
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total (losses) gains on investment securities, net	$(1,077)	$15,456	$1,260	$27	$338	$16,004
Less: (losses) income attributable to noncontrolling interests, including carried interest	(1,402)	14,120	60	—	—	12,778

Non-GAAP net gains on investment securities, net of noncontrolling interests	$325	$1,336	$1,200	$27	$338	$3,226

Foreign Exchange Fees

Foreign exchange fees were $10.5 million and $8.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes were $2.2 billion and $1.5 billion for the three months ended March 31, 2011 and 2010, respectively.

Credit Card Fees

Credit card fees were $3.8 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to the addition of new clients, as well as an increase in client activity.

Client Investment Fees

Client investment fees were $3.7 million and $3.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, partially offset by an increase in average client investment funds. The following table summarizes average client investment funds for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31,
(Dollars in millions)	2011	2010	% Change
Client directed investment assets (1)	$9,337	$9,389	(0.6)%
Client investment assets under management	7,475	5,680	31.6

Total average client investment funds (2)	$16,812	$15,069	11.6

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third-party financial institutions.

The following table summarizes period-end client investment funds at March 31, 2011 and December 31, 2010:

(Dollars in millions)	March 31, 2011	December 31, 2010	% Change
Client directed investment assets	$9,150	$9,479	(3.5)%
Client investment assets under management	7,885	7,415	6.3

Total period-end client investment funds	$17,035	$16,894	0.8

The increase in average balances of $1.7 billion was primarily due to an increase in client investment assets under management, mainly attributable to a steadily improving funding environment for both private and public clients, as well as our increased efforts to move funds off the balance sheet as part of our overall deposit strategy.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
(Losses) gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$475	$309	53.7%
(Losses) gains on internal foreign exchange forward contracts, net (2)	(2,568)	2,029	NM

Total (losses) gains on foreign exchange forward contracts, net	(2,093)	2,338	(189.5)
Net losses on loan conversion options	(1,352)	—	—
Equity warrant assets: (3)
Gains on exercise, net	2,024	849	138.4
Change in fair value:
Cancellations and expirations	(581)	(1,782)	(67.4)
Other changes in fair value	2,553	577	NM

Total net gains (losses) on equity warrant assets (4)	3,996	(356)	NM

Total gains on derivative instruments, net	$551	$1,982	(72.2)

NM- Not meaningful

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	At March 31, 2011, we held warrants in 1,164 companies, compared to 1,161 companies at March 31, 2010.
(4)	Includes net gains (losses) on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net Income Attributable to Noncontrolling Interests.”

Net gains on derivative instruments were $0.6 million for the three months ended March 31, 2011, compared to net gains of $2.0 million for the comparable 2010 period. The decrease of $1.4 million was primarily attributable to the following:

•

Net losses of $2.6 million on foreign exchange forward contracts for our foreign currency denominated loans in the first quarter of 2011, compared to net gains of $2.0 million for the comparable 2010 period. The net losses of $2.6 million in the first quarter of 2011 were primarily due to the weakening of the U.S. dollar against the Euro and Pound Sterling, and were offset by net gains of $2.7 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

•	Net losses on loan conversion options of $1.4 million for the three months ended March 31, 2011, primarily due to valuation decreases.

•

Net gains on equity warrant assets of $4.0 million for the three months ended March 31, 2011, compared to net losses of $0.4 million for the comparable 2010 period. The net gains of $4.0 million for the three months ended March 31, 2011 were primarily driven by gains of $2.6 million from valuation increases in our warrant portfolio and gains of $2.0 million from the exercise of certain warrant positions, partially offset by losses of $0.6 million from warrant cancellations and expirations.

Other Noninterest Income

A summary of other noninterest income for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
Gains (losses) on foreign currency loans revaluation, net	$2,689	$(2,030)	NM %
Fund management fees	2,688	2,698	(0.4)
Service-based fee income (1)	2,225	1,996	11.5
Unused commitment fees	1,486	1,214	22.4
Currency revaluation (losses) gains	(240)	1,018	(123.6)
Other	1,416	1,167	21.3

Total other noninterest income	$10,264	$6,063	69.3

NM-Not meaningful

(1)	Includes income from SVB Analytics.

Other noninterest income was $10.3 million and $6.1 million for the three months ended March 31, 2011 and 2010, respectively. The increase of $4.2 million for the three months ended March 31, 2011, compared to the comparable 2010 period was primarily due to revaluations of foreign currency denominated loans. Net gains from revaluation of foreign currency denominated loans of $2.7 million for the three months ended March 31, 2011 were primarily due to the weakening of the U.S. dollar against the Euro and Pound Sterling and were partially offset by net losses of $2.6 million from foreign exchange forward contracts, which we use to reduce our foreign exchange exposure related to certain foreign currency denominated loans and are included in net gains on derivative instruments.

Noninterest Expense

A summary of noninterest expense for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
Compensation and benefits	$75,632	$59,830	26.4%
Professional services	12,987	12,098	7.3
Premises and equipment	5,912	5,784	2.2
Business development and travel	5,653	4,286	31.9
Net occupancy	4,650	4,688	(0.8)
FDIC assessments	3,475	5,049	(31.2)
Correspondent bank fees	2,163	1,948	11.0
Reduction of provision for unfunded credit commitments	(900)	(1,507)	(40.3)
Other	7,863	6,400	22.9

Total noninterest expense	$117,435	$98,576	19.1

Compensation and Benefits

Compensation and benefits expense was $75.6 million for the three months ended March 31, 2011, compared to $59.8 million for the comparable 2010 period. The increase of $15.8 million was primarily due to the following:

•

An increase of $4.7 million in incentive compensation expenses, which reflects our strong performance in the first quarter of 2011 and our current expectation that we will exceed our internal performance targets for 2011.

•

An increase of $4.6 million in salaries and wages expense, primarily due to an increase in the number of average FTE employees to support our sales and advisory positions and continued investment in growth initiatives and related infrastructure support, as well as from merit increases. Average FTEs increased by 119 to 1,389 average FTEs in the first quarter of 2011, compared to 1,270 average FTEs in the first quarter of 2010.

•

An increase of $4.6 million in additional ESOP contributions and 401(k) employer matching contributions made as a result of 2010 incentive compensation payouts received by employees during the first quarter of 2011 being at higher levels than payouts in the first quarter of 2010 (our 2009 incentive compensation levels were at half of target levels as we did not achieve all of our internal performance targets for 2009).

Our variable compensation plans primarily consist of our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $26.0 million and $16.5 million for the three months ended March 31, 2011 and 2010, respectively. These amounts are included in total compensation and benefits expense discussed above.

Business Development and Travel

Business development and travel expense was $5.7 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily reflective of our increased focus on global initiatives and increased business development activity due to improving economic and business conditions.

Federal Deposit Insurance Corporation (“FDIC”) Assessments

FDIC assessments were $3.5 million for the three months ended March 31, 2011, compared to $5.0 million for the comparable 2010 period. The decrease was primarily due to higher FDIC assessment rates in the first quarter of 2010 associated with the FDIC’s Temporary Liquidity Guarantee Program.

Reduction of Provision for Unfunded Credit Commitments

We calculate changes to our provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a reduction of provision for unfunded credit commitments of $0.9 million for the three months ended March 31, 2011, compared to a reduction of provision of $1.5 million for the comparable 2010 period. The reduction of provision for unfunded credit commitments of $0.9 million for the three months ended March 31, 2011 was primarily due to overall improved credit performance across our client portfolio. Total unfunded credit commitments balances were $6.3 billion at both March 31, 2011 and December 31, 2010.

Other Noninterest Expense

A summary of other noninterest expense for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
Telephone	$1,350	$1,140	18.4%
Data processing services	1,063	977	8.8
Tax credit fund amortization	1,053	1,052	0.1
Client services	802	588	36.4
Postage and supplies	522	471	10.8
Dues and publications	374	205	82.4
Other	2,699	1,967	37.2

Total other noninterest expense	$7,863	$6,400	22.9

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

	Three months ended March 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2011	2010	% Change
GAAP noninterest expense	$117,435	$98,576	19.1%
Less: amounts attributable to noncontrolling interests	3,481	3,231	7.7

Non-GAAP noninterest expense, net of noncontrolling interests	$113,954	$95,345	19.5

GAAP taxable equivalent net interest income	$120,806	$101,362	19.2
Less: income (losses) attributable to noncontrolling interests	7	(7)	NM

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	120,799	101,369	19.2
Non-GAAP noninterest income, net of noncontrolling interests (1)	46,392	35,382	31.1

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$167,191	$136,751	22.3

Non-GAAP operating efficiency ratio (2)	68.16%	69.72%	(2.2)

NM—Not meaningful

(1)	See “Noninterest Income” above for a description and reconciliation of non-GAAP noninterest income.
(2)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.

Net Income Attributable to Noncontrolling Interests

Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.

In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to the Company’s subsidiaries as the general partner. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2011 and 2010, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
Net interest (income) loss (1)	$(7)	$7	NM	%
Noninterest income (1)	(42,371)	(14,283)	196.7
Noninterest expense (1)	3,481	3,231	7.7
Carried interest (2)	(1,191)	392	NM

Net income attributable to noncontrolling interests	$(40,088)	$(10,653)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing our managed funds, the preferred allocation earned by the general partner entity managing one of our consolidated sponsored debt funds, and the preferred allocation earned by the limited partners of two of our managed funds of funds.

Income Taxes

Our effective tax expense rate was 40.8 percent for the three months ended March 31, 2011, compared to 38.4 percent for the comparable 2010 period. The increase in the tax rate was primarily attributable to the lower tax impact of tax advantaged investments on our overall pre-tax income for the three months ended March 31, 2011.

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.

Operating Segment Results

We have three operating segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.

In accordance with ASC 280, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 10—“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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

Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. Effective January 1, 2011, we have three segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. Previously, we reported based on four segments: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services. We have reclassified all prior period amounts to conform to the current period’s presentation. Refer to Note 10-“Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

The following is our reportable segment information for the three months ended March 31, 2011 and 2010, respectively:

Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
Net interest income	$103,802	$87,468	18.7%
Reduction of (provision for) loan losses	1,391	(10,856)	(112.8)
Noninterest income	34,864	30,942	12.7
Noninterest expense	(86,385)	(71,324)	21.1

Income before income tax expense	$53,672	$36,230	48.1

Total average loans, net of unearned income	$4,709,087	$3,665,570	28.5
Total average assets	5,073,694	4,003,802	26.7
Total average deposits	14,504,217	10,845,861	33.7

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Net interest income from our Global Commercial Bank (“GCB”) increased by $16.3 million for the three months ended March 31, 2011, primarily due to an increase in loan interest income of $13.4 million resulting primarily from an increase in average loan balances and an increase in the FTP earned for deposits of $8.7 million due to significant deposit growth. These increases were partially offset by a decrease in the FTP earned for deposits of $7.9 million due to decreases in market interest rates.

We had a negative provision for loan losses for GCB of $1.4 million for the three months ended March 31, 2011, compared to a provision of $10.9 million for the comparable 2010 period. The negative provision of $1.4 million was due to higher net loan recoveries recognized in the three months ended March 31, 2011 and overall improved credit performance across our client portfolio.

Noninterest income increased by $3.9 million for the three months ended March 31, 2011, primarily due to an increase in foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $2.2 billion for the three months ended March 31, 2011, compared to $1.5 billion for the comparable 2010 period. The increase in credit card fees was primarily due to the addition of new clients and an increase in client activity.

Noninterest expense increased by $15.1 million for the three months ended March 31, 2011, primarily due to an increase in salaries and wages, incentive compensation, ESOP contributions and 401(k) employer matching contributions. The increase in salaries and wages was primarily due to an increase in the average number of FTE employees at GCB, which increased to 1,102 for the three months ended March 31, 2011, compared to 1,016 for the comparable 2010 period, as well as from merit increases. The increase in average FTE’s was attributable to increases in positions for product development, operational, sales and advisory, as well as to support our global commercial banking operations and initiatives. The increase in incentive compensation expenses for the first quarter 2011 reflects our strong performance in the first quarter of 2011 and our current expectation that we will exceed our internal performance targets for 2011. The increase in ESOP contributions and 401(k) employer matching contributions made was the result of 2010 incentive compensation payouts received by employees during the first quarter of 2011 being at higher levels than payouts in the first quarter of 2010 (our 2009 incentive compensation levels were at half of target levels as we did not achieve all of our internal performance targets for 2009).

SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
Net interest income	$4,401	$3,080	42.9%
Reduction of provision for loan losses	1,656	111	NM
Noninterest income	87	105	(17.1)
Noninterest expense	(2,003)	(1,029)	94.7

Income before income tax expense	$4,141	$2,267	82.7

Total average loans, net of unearned income	$584,326	$430,646	35.7
Total average assets	584,401	430,857	35.6
Total average deposits	150,240	124,100	21.1

NM—Not meaningful

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Net interest income from SVB Private Bank increased by $1.3 million for the three months ended March 31, 2011, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.

We had a negative provision for loan losses for SVB Private Bank of $1.7 million for the three months ended March 31, 2011, compared to a negative provision of $0.1 million for the comparable 2010 period. The negative provision of $1.7 million was due to a reduction in the reserve for impaired loans and overall improved credit performance across our client portfolio.

Noninterest expense increased by $1.0 million for the three months ended March 31, 2011, primarily due to an increase in compensation and benefits expense of $0.6 million attributable to an increase in incentive compensation and salaries and wages expenses.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2011	2010	% Change
Net interest income (loss)	$1	$(1)	NM	%
Noninterest income	7,290	4,914	48.4
Noninterest expense	(3,142)	(3,526)	(10.9)

Income before income tax expense	$4,149	$1,387	199.1

Total average assets	$216,938	$149,910	44.7

NM—Not meaningful

SVB Capital’s components of noninterest income primarily include net gains and losses on marketable and non-marketable securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not to be indicative of future performance. The net gains for the three months ended March 31, 2011 were primarily due to improvements in valuations for private companies, as well as gains from distributions.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Noninterest income increased by $2.4 million to $7.3 million for the three months ended March 31, 2011, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $4.6 million for the three months ended March 31, 2011, compared to net gains of $2.0 million for the comparable 2010 period. The net gains on investment securities of $4.6 million for the three months ended March 31, 2011 were primarily related to net gains of $4.2 million from our managed funds of funds attributable to unrealized valuation gains and realized gains from distributions.

•	We received fund management fees of $2.7 million for both the three months ended March 31, 2011 and 2010.

Consolidated Financial Condition

Our total assets were $18.6 billion at March 31, 2011, an increase of $1.1 billion, or 6.2 percent, compared to $17.5 billion at December 31, 2010. The increase was primarily due to increases in our available-for-sale securities portfolio due to the growth in our deposit balances.

Cash and Due from Banks

Cash and due from banks totaled $2.1 billion at March 31, 2011, a decrease of $598.9 million, or 22.4 percent, compared to $2.7 billion at December 31, 2010. The decrease was primarily due to the investment of excess cash previously held at the Federal Reserve into available-for-sale securities, partially offset by increases in cash from deposit growth. The increase in our deposit balances was primarily due to the continued lack of attractive market investment opportunities for our deposit clients, as well as growth from new clients.

As of March 31, 2011 and December 31, 2010, $1.5 billion and $2.2 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $265.3 million and $246.3 million, respectively.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $276.2 million at March 31, 2011, a decrease of $127.5 million compared to $403.7 million at December 31, 2010. The decrease was primarily due to the maturity of short-term agency discount notes.

Investment Securities

Investment securities totaled $10.3 billion at March 31, 2011, an increase of $1.7 billion, or 19.2 percent, compared to $8.6 billion at December 31, 2010. The increase was primarily related to purchases of available-for-sale securities of $2.2 billion in the first quarter of 2011, partially offset by paydowns of $601.1 million in available-for-sale securities.

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

Available-for-Sale Securities

Our available-for-sale portfolio is a fixed income investment portfolio that is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $9.5 billion at March 31, 2011, an increase of $1.6 billion, or 20.0 percent, compared to $7.9 billion at December 31, 2010. The increase was primarily due to purchases of new investments of $2.2 billion in the first quarter of 2011, partially offset by paydowns of $601.1 million in securities. The purchases of new investments of $2.2 billion in the first quarter of 2011 were comprised of $2.0 billion in fixed-rate securities, mainly fixed-rate agency-issued mortgage-backed securities and collateralized mortgage obligations, and $152.8 million in variable rate agency-issued collateralized mortgage obligations. The paydowns of $601.1 million in securities were comprised of $426.2 million in fixed-rate securities, mainly fixed-rate U.S. agency debentures, and $174.9 million in variable-rate agency-issued collateralized mortgage obligations.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At March 31, 2011, estimated portfolio duration was 2.8 years, compared to 2.5 years at December 31, 2010.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital and investments in Debt Fund Investments and Strategic Investments as part of our investment funds management business and include funds of funds, co-investment funds and debt funds, as well as direct equity investments in portfolio companies and fund investments. Included in our non-marketable securities carried under investment company fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable securities compared to the amounts attributable to SVBFG.

Non-marketable securities were $798.1 million as of March 31, 2011, an increase of $76.6 million, or 10.6 percent, from $721.5 million as of December 31, 2010. The increase was primarily attributable to additional capital calls for fund investments, as well as gains from our managed funds of funds.

The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)	$464,377	$75,129	$391,247	$69,676
Other venture capital investments (2)	108,525	10,257	111,843	10,504
Other investments	995	498	981	491
Non-marketable securities (equity method accounting):
Other investments	68,335	68,335	67,031	67,031
Low income housing tax credit funds	26,759	26,759	27,832	27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	116,022	116,022	110,466	110,466
Other venture capital investments	13,051	13,051	12,120	12,120

Total non-marketable securities	$798,064	$310,051	$721,520	$298,120

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$45,686	$5,739	$44,722	$5,618
SVB Strategic Investors Fund II, LP	110,476	9,469	94,694	8,117
SVB Strategic Investors Fund III, LP	165,965	9,744	146,613	8,607
SVB Strategic Investors Fund IV, LP	61,935	3,097	40,639	2,032
SVB Capital Preferred Return Fund, LP	32,622	13,144	23,071	12,262
SVB Capital—NT Growth Partners, LP	33,884	24,451	28,624	24,434
SVB Capital Partners II, LP	4,555	231	4,506	229
Other private equity fund	9,254	9,254	8,378	8,377

Total venture capital and private equity fund investments	$464,377	$75,129	$391,247	$69,676

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$22,385	$2,394	$21,371	$2,286
SVB Capital Partners II, LP	48,032	2,439	51,545	2,618
SVB India Capital Partners I, LP	37,344	5,372	38,927	5,600
SVB Capital Shanghai Yangpu Venture Capital Fund	764	52	—	—

Total other venture capital investments	$108,525	$10,257	$111,843	$10,504

Loans

Loans, net of unearned income were $5.7 billion at March 31, 2011, an increase of $129.4 million, or 2.3 percent, compared to $5.5 billion at December 31, 2010. Unearned income was $47.7 million at March 31, 2011, compared to $45.5 million at December 31, 2010. The majority of our loans are commercial in nature. Total gross loans were $5.7 billion at March 31, 2011, an increase of $131.7 million, or 2.4 percent, compared to $5.6 billion at December 31, 2010. The increase was primarily due to increases in loans to SVB Private Bank (included in consumer loans) and clean technology clients. The breakdown of total gross loans and total loans as a percentage of gross loans by category is as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$1,843,341	32.3%	$1,838,996	33.0%
Hardware	572,328	10.0	567,352	10.2
Clean technology	214,405	3.8	161,133	2.9
Venture capital/private equity	1,023,245	18.0	1,046,670	18.8
Life science	603,960	10.6	574,554	10.3
Premium wine	130,378	2.3	144,953	2.6
Other	324,747	5.7	306,594	5.5

Total commercial loans	4,712,404	82.7	4,640,252	83.3

Real estate secured loans:
Premium wine	310,859	5.5	312,215	5.6
Consumer loans	416,621	7.3	361,607	6.5

Total real estate secured loans	727,480	12.8	673,822	12.1

Construction loans	62,975	1.1	60,360	1.1
Consumer loans	196,039	3.4	192,771	3.5

Total gross loans	$5,698,898	100.0%	$5,567,205	100.0%

Loan Concentration

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of March 31, 2011:

	March 31, 2011
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$682,469	$307,635	$531,776	$321,461	$—	$1,843,341
Hardware	267,686	131,415	76,012	27,342	69,873	572,328
Clean technology	73,925	21,979	24,394	24,660	69,447	214,405
Venture capital/private equity	225,838	183,512	197,436	92,385	324,074	1,023,245
Life science	194,388	86,958	112,439	50,221	159,954	603,960
Premium wine (1)	65,476	18,093	40,609	6,200	—	130,378
Other	92,857	34,753	85,393	—	111,744	324,747

Commercial loans	1,602,639	784,345	1,068,059	522,269	735,092	4,712,404

Real estate secured loans:
Premium wine (1)	124,437	60,505	78,895	47,022	—	310,859
Consumer loans (2)	327,150	38,899	30,612	19,960	—	416,621

Real estate secured loans	451,587	99,404	109,507	66,982	—	727,480

Construction loans	21,279	27,273	14,423	—	—	62,975
Consumer loans (2)	72,944	38,650	44,324	1,921	38,200	196,039

Total gross loans	$2,148,449	$949,672	$1,236,313	$591,172	$773,292	$5,698,898

(1)	Premium Wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At March 31, 2011, gross loans (individually or in the aggregate) totaling $1.4 billion, or 23.9 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 43 clients, and none of these loans were on nonaccrual status as of March 31, 2011.

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2010:

	December 31, 2010
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

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practices, service our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our portfolio at approximately 9 percent of total gross loans at both March 31, 2011 and December 31, 2010. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At March 31, 2011, our lending to venture capital/private equity firms represented 18.0 percent of total gross loans, compared to 18.8 percent of total gross loans at December 31, 2010. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At March 31, 2011, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 8.8 percent and 5.4 percent, respectively, of total gross loans, compared to 8.5 percent and 6.5 percent, respectively at December 31, 2010. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business which could be impacted.

Approximately 46.0 percent and 6.9 percent of our outstanding total gross loan balances as of March 31, 2011 were to borrowers based in the states of California and Massachusetts, respectively, compared to 45.9 percent and 6.6 percent, respectively, as of December 31, 2010. Other than California, there are no states with balances greater than 10 percent.

See generally “Risk Factors—Credit Risks” set forth in our 2010 Form 10-K.

Credit Quality Indicators

As of March 31, 2011, our criticized loans represented 8.4 percent of our total gross loans. This compares to 7.0 percent at December 31, 2010. A majority of our criticized loans are from our SVB Accelerator practice, serving our emerging or early stage clients, and make up approximately 9 percent of our loan portfolio. It is common for an early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion their life cycle. The increase in criticized loans from December 31, 2010 to March 31, 2011 was primarily due to the timing of certain early-stage clients’ cash flow cycles. We believe that our current criticized loan levels are representative of ongoing levels of criticized assets.

Credit Quality and Allowance for Loan Losses

Nonperforming assets consist of loans past due 90 days or more that are still accruing interest, loans on nonaccrual status, and when applicable, foreclosed property classified as Other Real Estate Owned (“OREO”). We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with ASC 310. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$13	$44
Impaired loans	34,506	39,426

Total gross nonperforming loans	$34,519	$39,470

Nonperforming loans as a percentage of total gross loans	0.61%	0.71%
Nonperforming assets as a percentage of total assets	0.19	0.23
Allowance for loan losses	$82,051	$82,627
As a percentage of total gross loans	1.44%	1.48%
As a percentage of total gross nonperforming loans	237.70	209.34
Allowance for loan losses for impaired loans	$6,882	$6,936
As a percentage of total gross loans	0.12%	0.12%
As a percentage of total gross nonperforming loans	19.94	17.57
Allowance for loan losses for total gross performing loans	$75,169	$75,691
As a percentage of total gross loans	1.32%	1.36%
As a percentage of total gross performing loans	1.33	1.37
Reserve for unfunded credit commitments (1)	$16,515	$17,414
Total gross loans	5,698,898	5,567,205
Total gross performing loans	5,664,379	5,527,735
Total unfunded credit commitments	6,317,152	6,270,505

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Reduction of Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Impaired Loans

Average impaired loans for the three months ended March 31, 2011 and 2010 were $35.8 million and $50.4 million, respectively. If the impaired loans had not been impaired, $0.7 million and $0.9 million in interest income would have been recorded for the three months ended March 31, 2011 and 2010, respectively.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at March 31, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010	% Change
Derivative assets, gross (1)	$112,357	$115,222	(2.5)%
Accrued interest receivable	55,627	47,830	16.3
Foreign exchange spot contract assets, gross	42,608	13,335	NM
FHLB and FRB stock	38,618	38,618	—
Deferred tax assets	47,811	41,871	14.2
Prepaid FDIC assessments	14,350	17,530	(18.1)
Marketable securities	8,467	9,268	(8.6)
Other assets	34,196	44,513	(23.2)

Total accrued interest receivable and other assets	$354,034	$328,187	7.9

NM—Not meaningful

(1)	See “Derivatives, Net” section below.

Accrued Interest Receivable

Accrued interest receivable consists of interest on available-for-sale securities and loans. The increase of $7.8 million was primarily due to an increase in interest receivable for our available-for-sale securities as a result of a $1.6 billion increase in our portfolio from December 31, 2010 to March 31, 2011.

Foreign Exchange Spot Contract Assets

Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $29.3 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010	% Change
Assets (liabilities):
Equity warrant assets	$51,273	$47,565	7.8%
Interest rate swaps—assets	46,492	52,017	(10.6)
Foreign exchange forward and option contracts—assets	11,260	11,349	(0.8)
Loan conversion options—assets	3,281	4,291	(23.5)
Client interest rate derivative assets	51	—	—
Foreign exchange forward and option contracts—liabilities	(11,298)	(10,267)	10.0
Client interest rate derivative liabilities	(51)	—	—

Total derivatives, net	$101,008	$104,955	(3.8)

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At March 31, 2011, we held warrants in 1,164 companies, compared to 1,157 companies at December 31, 2010. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Balance, beginning of period	$47,565	$41,292
New equity warrant assets	3,695	1,347
Non-cash increases in fair value	2,553	577
Exercised equity warrant assets	(1,959)	(589)
Terminated equity warrant assets	(581)	(1,782)

Balance, end of period	$51,273	$40,845

Interest Rate Swaps

For information on our interest rate swaps, see Note 8—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. We did not have any net exposure for foreign exchange forward and foreign currency option contracts at March 31, 2011, compared to net exposure of $1.1 million at December 31, 2010.

Deposits

Deposits were $15.3 billion at March 31, 2011, an increase of $993.4 million, or 6.9 percent, compared to $14.3 billion at December 31, 2010. The increase in our deposit balance was primarily from increases in our noninterest-bearing demand deposits of $513.2 million and interest-bearing sweep deposits of $453.2 million. The overall increase in deposit balances was primarily due to the continued lack of attractive market investment opportunities for our deposit clients, as well as growth from new clients. At March 31, 2011, 37.9 percent of our total deposits were interest-bearing deposits, compared to 37.1 percent at December 31, 2010.

At March 31, 2011, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $278.9 million, compared to $343.5 million at December 31, 2010. At March 31, 2011, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Long-Term Debt

At both March 31, 2011 and December 31, 2010, we had long-term debt of $1.2 billion. At March 31, 2011, long-term debt included 5.375% Senior Notes, 5.70% Senior Notes and 6.05% Subordinated Notes, 3.875% Convertible Notes, 7.0% junior subordinated debentures and 4.99% notes payable related to one of our debt fund investments. For more information on our long-term debt, see Note 7—“Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Our 3.875% Convertible Notes matured on April 15, 2011. Additionally, on May 3, 2011, the Bank repurchased $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes. Refer to Note 16—“Subsequent Events” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details of these events.

Other Liabilities

A summary of other liabilities at March 31, 2011 and December 31, 2010, respectively, is as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010	% Change
Foreign exchange spot contract liabilities, gross	61,587	16,705	NM %
Accrued compensation	39,309	79,068	(50.3)
Reserve for unfunded credit commitments	16,515	17,414	(5.2)
Derivative liabilities, gross (1)	11,349	10,267	10.5
Other	72,008	72,583	(0.8)

Total other liabilities	$200,768	$196,037	2.4

NM—Not meaningful

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation includes amounts for vacation time, our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $39.8 million was primarily due to the March 31, 2011 balance including only three months worth of accruals for our Incentive Compensation Plans and Direct Drive Incentive Compensation Plan, compared to twelve months as of December 31, 2010.

Foreign Exchange Spot Contract Liabilities

Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $44.9 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).

Noncontrolling Interests

Noncontrolling interests totaled $533.5 million and $473.9 million at March 31, 2011 and December 31, 2010, respectively. The increase of $59.6 million was primarily due to net income attributable to noncontrolling interests of $40.1 million in the first quarter of 2011, primarily from our managed funds of funds, as well as $19.4 million of contributed capital from (net of distributions) investors in our managed funds.

Fair Value Measurements

At March 31, 2011, approximately 54.8 percent of our total assets, or $10.2 billion, consisted of financial assets recorded at fair value on a recurring basis, compared to 48.8 percent of our total assets, or $8.5 billion as of December 31, 2010. Of these assets as of March 31, 2011, 93.9 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 6.1 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. This compares to 93.6 percent and 6.4 percent, respectively, as of December 31, 2010. Our financial assets valued using Level 3 measurements at March 31, 2011 and December 31, 2010 represented non-marketable securities and equity warrant assets. At March 31, 2011, 0.1 percent of total liabilities, or $11.3 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs, compared to 0.1 percent, or $10.3 million as of December 31, 2010. During the three months ended March 31, 2011 and 2010, there were no transfers between Level 1 and Level 2. All transfers from Level 3 to Level 2 during the three months ended March 31, 2011 and 2010 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

As of March 31, 2011, our available-for-sale portfolio, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures, U.S. treasury securities and municipal bonds and notes, represented $9.5 billion, or 93.2 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $7.9 billion, or 92.6 percent, as of December 31, 2010. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

During the three months ended March 31, 2011 and 2010, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $51.3 million and $14.2 million (which is inclusive of noncontrolling interests), respectively, primarily due to valuation increases in underlying fund investments in our managed funds of funds, as well as gains from liquidity events and distributions.

The valuation of non-marketable securities and equity warrant assets in shares of private company capital stock is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for initial public offerings, levels of merger and acquisition activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict (see “Risk Factors” set forth in our 2010 Form 10-K).

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

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.3 billion at March 31, 2011, an increase of $39.2 million, or 3.1 percent compared to $1.3 billion at December 31, 2010. This increase was primarily the result of net income for the three months ended March 31, 2011 and an increase in additional-paid-in-capital from stock option exercises during the three months ended March 31, 2011. These increases were partially offset by a decrease in accumulated other comprehensive income primarily due to a decrease in the fair value of our available-for-sale securities portfolio.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios

        Both SVB Financial and the Bank are subject to various capital adequacy guidelines issued by the Federal Reserve Board and the California Department of Financial Institutions (“DFI”). To be classified as “adequately capitalized” under these capital guidelines, minimum ratios for total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratio for bank holding companies and banks are 8.0%, 4.0% and 4.0%, respectively.

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

Regulatory capital ratios for SVB Financial and the Bank were in excess of federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2011 and December 31, 2010. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized”, are set forth below:

	March 31, 2011	December 31, 2010	Minimum ratio to be “Well Capitalized”
SVB Financial:
Total risk-based capital ratio	16.85%	17.35%	10.0%
Tier 1 risk-based capital ratio	13.37	13.63	6.0
Tier 1 leverage ratio	7.65	7.96	N/A
Tangible common equity to tangible assets ratio (1)	7.05	7.27	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.13	13.54	N/A

Bank:
Total risk-based capital ratio	14.99%	15.48%	10.0%
Tier 1 risk-based capital ratio	11.38	11.61	6.0
Tier 1 leverage ratio	6.58	6.82	5.0
Tangible common equity to tangible assets ratio (1)	6.37	6.61	N/A
Tangible common equity to risk-weighted assets ratio (1)	11.47	11.88	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Increases in available-for-sale securities and loans resulted in a general decline in risk-based capital ratios. The change is due to the impact of changes in the overall mix of risk-weighted assets as risk-weighted loans and available-for-sale securities increased. Increases in off-balance sheet unfunded loan commitments with expirations greater than 1 year also contributed to higher risk-weighted assets. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio reflect continued growth in average assets, which is due primarily to an increase in client deposits.

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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
GAAP SVBFG stockholders' equity	$1,313,574	$1,274,350	$1,107,544	$1,074,561
Less:
Intangible assets	749	847	—	—

Tangible common equity	$1,312,825	$1,273,503	$1,107,544	$1,074,561

GAAP Total assets	$18,618,266	$17,527,761	$17,397,095	$16,268,589
Less:
Intangible assets	749	847	—	—

Tangible assets	$18,617,517	$17,526,914	$17,397,095	$16,268,589

Risk-weighted assets	$10,000,214	$9,406,677	$9,655,938	$9,047,907
Tangible common equity to tangible assets	7.05%	7.27%	6.37%	6.61%
Tangible common equity to risk-weighted assets	13.13	13.54	11.47	11.88

For both SVB Financial and the Bank, the tangible common equity to tangible assets ratio decreased due to an increase in tangible assets which reflects our continued growth in deposit balances. This increase was partially offset by an increase in tangible equity from an increase in retained earnings. For both SVB Financial and the Bank, the decrease in tangible common equity to risk-weighted assets ratio is reflective of higher loans and available-for-sale securities balances.

Off-Balance Sheet Arrangements

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, credit card guarantees and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 11—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Commitments to Invest in Venture Capital/Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over five to seven years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.

For further details on our commitments to invest in private equity funds, refer to Note 11—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At March 31, 2011, our period-end total deposit balances increased by $993.4 million to $15.3 billion, compared to $14.3 billion at December 31, 2010. The overall increase in deposit balances was primarily due to the lack of attractive market investment opportunities for our clients given the low interest rate environment, as well as growth from new clients. This growth has been a continuing trend since 2009. Under the Dodd-Frank Act, unlimited FDIC insurance is currently available for noninterest-bearing accounts until January 1, 2013.

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

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2010 Form 10-K.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2011 and 2010, respectively. Please refer to our Interim Statements of Cash Flows for the three months ended March 31, 2011 and 2010 under Part I, Item 1 of this report for more details.

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Average cash and due from banks	$266,097	$237,691
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,538,941	4,316,307

Average cash and cash equivalents	$2,805,038	$4,553,998

Percentage of total average assets	15.6%	33.6%

Net cash provided by operating activities	$6,123	$47,853
Net cash used for investing activities	(1,760,084)	(76,917)
Net cash provided by financing activities	1,027,589	1,207,914

Net (decrease) increase in cash and cash equivalents	$(726,372)	$1,178,850

Average cash and cash equivalents decreased by $1.8 billion to $2.8 billion for the three months ended March 31, 2011, compared to $4.6 billion for the comparable 2010 period, primarily due to the investment of excess cash previously held at the Federal Reserve into available-for-sale securities, partially offset by increases in cash from deposit growth. The increase in our deposit balances was primarily due to the continued lack of attractive market investment opportunities for our deposit clients, as well as growth from new clients.

Cash provided by operating activities was $6.1 million for the three months ended March 31, 2011, which included net income before noncontrolling interests of $73.1 million. Significant adjustments for noncash items that increased cash provided by operating activities included a $15.6 million increase in foreign exchange spot contracts, a $9.9 million decrease in income tax receivable and $6.5 million of depreciation and amortization. Significant adjustments for noncash items that decreased cash provided by operating activities included $51.3 million of net gains on investment securities, a $39.8 million decrease in accrued compensation, $14.2 million of deferred loan fee amortization and a net change of $8.6 million in accrued interest receivable and payable.

Cash used for investing activities was $1.8 billion for the three months ended March 31, 2011. Net cash outflows included purchases of available-for-sale securities of $2.2 billion, a net increase in loans of $124.0 million, purchases of non-marketable securities of $55.3 million and purchases of premises and equipment of $5.6 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $601.2 million, sales or distributions of non-marketable securities of $30.1 million and the recovery of $6.8 million from loans previously charged-off.

Cash provided by financing activities was $1.0 billion for the three months ended March 31, 2011. Net cash inflows included increases in deposits of $993.4 million, capital contributions from (net of distributions) noncontrolling interests of $19.4 million and proceeds from issuance of common stock of $14.4 million.

Cash and cash equivalents at March 31, 2011 were $2.4 billion, compared to $4.7 billion at March 31, 2010.

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

Interest rate risk is managed by our ALCO. ALCO reviews sensitivities of assets and liabilities to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis.

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

The following table presents our MVPE and NII sensitivity exposure at March 31, 2011 and December 31, 2010, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points (“bps”), respectively.

	Estimated	Estimated (Decrease)/ Increase In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	MVPE	Amount	Percent		Amount	Percent
	(Dollars in thousands)
March 31, 2011:
+200	$1,928,434	$(38,941)	(2.0)%	$662,651	$96,220	17.0%
+100	1,940,653	(26,722)	(1.4)	605,366	38,935	6.9
-	1,967,375	—	—	566,431	—	—
-100	2,161,308	193,933	9.9	551,997	(14,434)	(2.5)
-200	2,338,465	371,090	18.9	536,598	(29,833)	(5.3)

December 31, 2010:
+200	$1,751,856	$72,018	4.3%	$613,871	$112,795	22.5%
+100	1,688,368	8,530	0.5	544,870	43,794	8.7
-	1,679,838	—	—	501,076	—	—
-100	1,858,246	178,408	10.6	484,575	(16,501)	(3.3)
-200	1,956,178	276,340	16.5	475,716	(25,360)	(5.1)

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

Our base case MVPE at March 31, 2011 increased from December 31, 2010 by $287.5 million primarily due to the overall growth in the balance sheet as our available-for-sale securities and loans grew by $1.6 billion and $129.4 million, respectively. These increases were partially offset by the $993.4 million growth in our deposits and a $726.4 million decrease in cash and cash equivalents. MVPE declined in the simulated upward interest rate movement due to purchases of fixed-rate available-for-sale securities in the first quarter of 2011. In the simulated downward interest rate movement, MVPE increased due to a combination of growth in fixed-rate available-for-sale securities and deposit rates being at or near their absolute floors thus decreasing the effect of the downward rate shocks.

Our expected 12-month NII at March 31, 2011 increased from December 31, 2010 by $65.4 million primarily due to growth in available-for-sale securities and loans, as well as the effect of investing a large portion of our cash balances held at the Federal Reserve Bank (earning 25 bps) into interest-earning available-for-sale securities. The growth in total assets was funded primarily by growth in deposits. NII sensitivity decreased in the simulated upward interest rate movements due primarily to the growth in fixed-rate available-for-sale securities and interest-bearing deposits. In the simulated downward interest rate movements, the NII sensitivity decreased slightly due to growth in fixed-rate available-for-sale securities. Furthermore, our deposit rates and loan yields are at or near their floors which reduces interest sensitivity in the down rate shocks. In addition to these changes, other general contributing factors include changes in balance sheet mix, changes in deposit repricing assumptions, and changes in projected forward rate curve.

The simulation model used for above analysis embeds floors in our interest rate scenarios, which prevent model benchmark rates from resulting in negative rates. Current modeling assumptions maintain the SVB prime lending rate at its existing level (currently at 4.0%) until the National Prime Index has been adjusted upward by a minimum of 75 bps (to 4.0%), as we did not lower the Bank’s prime lending rate despite the 75 bps decrease in the target Federal Funds rates in December 2008. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

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

Please refer to Note 14—“Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth in our 2010 Form 10-K.

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

SVB Financial Group

Date: May 6, 2011	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 6, 2011	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.16	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010

4.17	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.19	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.21	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.22	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial Group	8-K	000-15637	4.21	December 15, 2008

4.23	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010

4.24	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010

*10.15	2006 Equity Incentive Plan	DEF 14A	000-15637	A	March 8, 2011

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.