Form 10-Q
period 2011-06-30
SVB FINANCIAL GROUP
filed 2011-08-05
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 29, 2011, 43,220,293 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$2,100,462	$2,672,725
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	464,757	403,707

Cash and cash equivalents	2,565,219	3,076,432

Available-for-sale securities	9,580,905	7,917,967
Non-marketable securities	875,194	721,520

Investment securities	10,456,099	8,639,487

Loans, net of unearned income	5,978,646	5,521,737
Allowance for loan losses	(82,155)	(82,627)

Net loans	5,896,491	5,439,110

Premises and equipment, net of accumulated depreciation and amortization	49,452	44,545
Accrued interest receivable and other assets	399,474	328,187

Total assets	$19,366,735	$17,527,761

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$10,683,945	$9,011,538
Interest-bearing deposits	5,594,529	5,325,403

Total deposits	16,278,474	14,336,941

Short-term borrowings	—	37,245
Other liabilities	462,614	196,037
Long-term debt	609,596	1,209,260

Total liabilities	17,350,684	15,779,483

Commitments and contingencies (Note 11)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 43,136,209 shares and 42,268,201 shares outstanding, respectively	43	42
Additional paid-in capital	462,885	422,334
Retained earnings	926,588	827,831
Accumulated other comprehensive income	47,377	24,143

Total SVBFG stockholders’ equity	1,436,893	1,274,350
Noncontrolling interests	579,158	473,928

Total equity	2,016,051	1,748,278

Total liabilities and total equity	$19,366,735	$17,527,761

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Interest income:
Loans	$93,466	$75,558	$183,242	$149,500
Available-for-sale securities:
Taxable	44,217	36,851	85,599	69,118
Non-taxable	883	951	1,824	1,921
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,595	2,885	3,597	5,725

Total interest income	140,161	116,245	274,262	226,264

Interest expense:
Deposits	2,559	3,867	5,664	7,532
Borrowings	7,149	5,942	17,846	11,456

Total interest expense	9,708	9,809	23,510	18,988

Net interest income	130,453	106,436	250,752	207,276
Provision for (reduction of) loan losses	134	7,408	(2,913)	18,153

Net interest income after provision for loan losses	130,319	99,028	253,665	189,123

Noninterest income:
Gains on investment securities, net	71,680	4,805	123,017	20,809
Foreign exchange fees	10,354	8,255	20,851	17,116
Deposit service charges	7,838	7,734	14,955	14,959
Gains on derivative instruments, net	13,651	1,326	14,202	3,308
Credit card fees	4,364	3,027	8,181	5,714
Client investment fees	3,107	4,941	6,768	8,881
Letters of credit and standby letters of credit income	2,702	2,606	5,412	5,117
Other	10,012	7,463	20,276	13,526

Total noninterest income	123,708	40,157	213,662	89,430

Noninterest expense:
Compensation and benefits	79,888	59,993	155,520	119,823
Professional services	13,891	12,642	26,878	24,740
Premises and equipment	6,440	5,319	12,352	11,103
Business development and travel	5,890	5,103	11,543	9,389
Net occupancy	4,546	4,649	9,196	9,337
FDIC assessments	2,163	5,587	5,638	10,636
Correspondent bank fees	2,202	1,956	4,365	3,904
Provision for unfunded credit commitments	976	2,376	76	869
Other	5,036	6,555	12,899	12,955

Total noninterest expense	121,032	104,180	238,467	202,756

Income before income tax expense	132,995	35,005	228,860	75,797
Income tax expense	43,263	13,819	66,033	25,401

Net income before noncontrolling interests	89,732	21,186	162,827	50,396
Net income attributable to noncontrolling interests	(23,982)	(66)	(64,070)	(10,719)

Net income available to common stockholders	$65,750	$21,120	$98,757	$39,677

Earnings per common share—basic	$1.53	$0.51	$2.31	$0.95
Earnings per common share—diluted	1.50	0.50	2.27	0.94

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income before noncontrolling interests	$89,732	$21,186	$162,827	$50,396
Other comprehensive income, net of tax:
Change in cumulative translation gains:
Foreign currency translation gains (losses)	926	(1,672)	1,891	(152)
Related tax (expense) benefit	(379)	682	(774)	62
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	100,836	65,063	74,677	92,289
Related tax expense	(41,252)	(27,083)	(30,529)	(37,642)
Reclassification adjustment for gains included in net income	(37,221)	(841)	(37,283)	(868)
Related tax benefit	15,227	343	15,252	354

Other comprehensive income, net of tax	38,137	36,492	23,234	54,043

Comprehensive income	127,869	57,678	186,061	104,439
Comprehensive income attributable to noncontrolling interests	(23,982)	(66)	(64,070)	(10,719)

Comprehensive income available to common stockholders	$103,887	$57,612	$121,991	$93,720

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2009	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

Common stock issued under employee benefit plans, net of restricted stock cancellations	547,808	1	13,203	—	—	13,204	—	13,204
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	2,445	—	—	2,445	—	2,445
Net income	—	—	—	39,677	—	39,677	10,719	50,396
Capital calls and distributions, net	—	—	—	—	—	—	33,366	33,366
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	54,133	54,133	—	54,133
Foreign currency translation adjustments, net of tax	—	—	—	—	(90)	(90)	—	(90)
Stock-based compensation expense	—	—	6,247	—	—	6,247	—	6,247
Repurchase of warrant under Capital Purchase Program	—	—	(6,820)	—	—	(6,820)	—	(6,820)
Other-net	—	—	(44)	8	—	(36)	—	(36)

Balance at June 30, 2010	41,886,197	$42	$404,521	$772,592	$59,948	$1,237,103	$389,852	$1,626,955

Balance at December 31, 2010	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278

Common stock issued under employee benefit plans, net of restricted stock cancellations	866,984	1	26,129	—	—	26,130	—	26,130
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	1,024	—	—	—	—	—	—	—
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	5,563	—	—	5,563	—	5,563
Net income	—	—	—	98,757	—	98,757	64,070	162,827
Capital calls and distributions, net	—	—	—	—	—	—	41,160	41,160
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	22,117	22,117	—	22,117
Foreign currency translation adjustments, net of tax	—	—	—	—	1,117	1,117	—	1,117
Stock-based compensation expense	—	—	8,859	—	—	8,859	—	8,859

Balance at June 30, 2011	43,136,209	$43	$462,885	$926,588	$47,377	$1,436,893	$579,158	$2,016,051

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income before noncontrolling interests	$162,827	$50,396
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from note repurchases and termination of corresponding interest rate swaps	(3,123)	—
(Reduction of) provision for loan losses	(2,913)	18,153
Provision for unfunded credit commitments	76	869
Changes in fair values of derivatives, net	(13,211)	2,926
Gains on investment securities, net	(123,017)	(20,809)
Depreciation and amortization	13,834	11,188
Amortization of premiums on available-for-sale securities, net	8,904	10,339
Tax benefit (expense) from stock exercises	759	(330)
Amortization of share-based compensation	8,949	6,296
Amortization of deferred loan fees	(28,458)	(24,094)
Deferred income tax expense	2,423	2,732
Losses on sale of and valuation adjustments to other real estate owned property	—	24
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(8,348)	(1,349)
Accounts receivable	(3,678)	(667)
Accounts payable	82,271	(371)
Income tax receivable, net	3,854	(886)
Prepaid FDIC assessments and amortization	5,082	5,118
Accrued compensation	(12,535)	7,545
Foreign exchange spot contracts, net	65,536	13,215
Other, net	12,574	14,697

Net cash provided by operating activities	171,806	94,992

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,334,481)	(2,371,038)
Proceeds from sales of available-for-sale securities	1,414,096	160,350
Proceeds from maturities and pay downs of available-for-sale securities	1,322,555	892,588
Purchases of nonmarketable securities (cost and equity method accounting)	(28,355)	(20,103)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	13,888	6,691
Purchases of nonmarketable securities (investment fair value accounting)	(82,574)	(44,939)
Proceeds from sales and distributions of nonmarketable securities (investment fair value accounting)	45,855	15,874
Net (increase) decrease in loans	(449,114)	89,979
Proceeds from recoveries of charged-off loans	11,056	9,499
Proceeds from sale of other real estate owned	—	196
Payment for acquisition of intangibles, net of cash acquired	—	(360)
Purchases of premises and equipment	(12,843)	(13,220)

Net cash used for investing activities	(2,099,917)	(1,274,483)

Cash flows from financing activities:
Net increase in deposits	1,941,533	1,808,476
(Decrease) increase in short-term borrowings	(37,245)	5,980
Payments for repurchases of 5.70% Senior Notes and 6.05% Subordinated Notes, including repurchase premiums and associated fees	(346,443)	—
Proceeds from termination of portions of interest rate swaps associated with 5.70% Senior Notes and 6.05% Subordinated Notes	36,959	—
Payments for settlement of 3.875% Convertible Notes	(250,000)	—
Capital contributions from noncontrolling interests, net of distributions	41,160	33,366
Tax benefit from stock exercises	4,804	2,775
Proceeds from issuance of common stock and Employee Stock Purchase Plan	26,130	13,204
Repurchase of warrant under Capital Purchase Program	—	(6,820)

Net cash provided by financing activities	1,416,898	1,856,981

Net (decrease) increase in cash and cash equivalents	(511,213)	677,490
Cash and cash equivalents at beginning of period	3,076,432	3,512,853

Cash and cash equivalents at end of period	$2,565,219	$4,190,343

Supplemental disclosures:
Cash paid during the period for:
Interest	$25,625	$18,991
Income taxes	53,336	20,876
Noncash items during the period:
Unrealized gains on available-for-sale securities, net of tax	$22,117	$54,133
Net change in fair value of interest rate swaps	(1,762)	13,276

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

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2010 Form 10-K.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (ASU No. 2011-02), which requires new disclosures and provides additional guidance to creditors for determining whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR’s. The new disclosures and guidance are effective for interim and annual reporting periods beginning on or after June 15, 2011, with retrospective disclosures required for all TDR activities that have occurred from the beginning of the annual period of adoption. This standard clarifies how TDR’s are determined and increases the disclosure requirements for TDR’s, however we do not expect it to have a material impact on our financial position, results of operations or stockholders’ equity.

In May 2011, the FASB issued a new accounting standard (ASU No. 2011-04), which requires new disclosures and clarifies existing guidance surrounding fair value measurement. This standard was issued concurrent with the International Accounting Standards Board’s (“IASB”) issuance of a fair value measurement standard with the objective of a converged definition of fair value measurement and disclosure guidance. The new guidance clarifies that the principal market for a financial instrument should be determined based on the market with the greatest volume and level of activity. This new guidance is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011. This standard clarifies how fair value is measured and increases the disclosure requirements for fair value measurements. We are currently assessing the impact of this guidance, however we do not expect it to have a material impact on our financial position, results of operations or stockholders’ equity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Earnings Per Share

Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units and awards outstanding under our equity incentive plans, our Employee Stock Purchase Plan (“ESPP”), our 3.875% convertible senior notes (“3.875% Convertible Notes”) and associated convertible note hedge and warrant agreement. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be anti-dilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income available to common stockholders	$65,750	$21,120	$98,757	$39,677

Denominator:
Weighted average common shares outstanding-basic	42,924	41,720	42,704	41,558
Weighted average effect of dilutive securities:
Stock options and ESPP	654	694	678	712
Restricted stock units	101	62	100	70
3.875% Convertible Notes	61	—	77	—

Denominator for diluted calculation	43,740	42,476	43,559	42,340

Earnings per common share:
Basic	$1.53	$0.51	$2.31	$0.95

Diluted	$1.50	$0.50	$2.27	$0.94

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2011	2010	2011	2010
Stock options	44	7	60	8
Restricted stock units	—	1	2	7

Total	44	8	62	15

In addition to the above, at June 30, 2011, 4.7 million common shares under warrants associated with our 3.875% Convertible Notes were outstanding but also excluded from the diluted EPS calculation as they were deemed to be anti-dilutive based on the conversion price of $64.43 per common share. Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement. For more information on our 3.875% Convertible Notes and associated convertible note hedge and warrant agreement, see Note 7—“Short-Term Borrowings and Long-Term Debt” and Note 8—“Derivative Financial Instruments”.

Our $250 million 3.875% Convertible Notes matured on April 15, 2011. All of the notes were converted prior to maturity and we made an aggregate $260.4 million conversion settlement payment. We paid $250.0 million in cash (representing total principal) and $10.4 million through the issuance of 187,760 shares of our common stock (representing total conversion premium value). In addition, in connection with the conversion settlement, we received 186,736 shares of our common stock, valued at $10.3 million, from the associated convertible note hedge. Accordingly, there was no significant net impact on our total stockholders’ equity with respect to settling the conversion premium value.

3. Share-Based Compensation

For the three and six months ended June 30, 2011 and 2010, we recorded share-based compensation and related tax benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Share-based compensation expense	$4,706	$3,005	$8,949	$6,296
Income tax benefit related to share-based compensation expense	(1,243)	(673)	(2,276)	(1,445)

Unrecognized Compensation Expense

At June 30, 2011, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$15,884	3.04
Restricted stock units	23,549	2.94

Total unrecognized share-based compensation expense	$39,433

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2010	3,112,253	$37.88
Granted	365,583	59.97
Exercised	(707,770)	33.89
Forfeited	(23,823)	42.20
Expired	(1,426)	35.53

Outstanding at June 30, 2011	2,744,817	41.81	3.70	$49,351,094

Vested and expected to vest at June 30, 2011	2,599,938	41.41	3.56	47,762,256

Exercisable at June 30, 2011	1,642,080	39.16	2.30	33,733,082

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $59.71 as of June 30, 2011. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $6.9 million and $15.8 million, respectively, compared to $4.0 million and $7.2 million for the comparable 2010 periods.

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	395,950	$43.49
Granted	312,735	60.06
Vested	(112,528)	43.80
Forfeited	(9,746)	47.51

Nonvested at June 30, 2011	586,411	52.20

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreements to resell and other short-term investment securities at June 30, 2011 and December 31, 2010, respectively:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Securities purchased under agreements to resell	$302,003	$60,345
Short-term agency discount notes	—	330,370
Other short-term investment securities	162,754	12,992

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$464,757	$403,707

In addition, as of June 30, 2011 and December 31, 2010, $1.5 billion and $2.2 billion, respectively, of our cash and due from banks was deposited with the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $260.4 million and $246.3 million, respectively.

5. Investment Securities

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

The major components of our investment securities portfolio at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011				December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,321	$907	$—	$26,228	$25,408	$1,002	$—	$26,410
U.S. agency debentures	3,181,788	18,226	(5,650)	3,194,364	2,844,973	7,077	(16,957)	2,835,093
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,323,747	19,574	(1,271)	1,342,050	1,234,120	15,487	(1,097)	1,248,510
Agency-issued collateralized mortgage obligations - fixed rate	2,156,358	36,703	(425)	2,192,636	806,032	24,435	(1)	830,466
Agency-issued collateralized mortgage obligations - variable rate	2,697,867	6,293	(1,530)	2,702,630	2,870,570	10,394	(1,439)	2,879,525
Commercial mortgage-backed securities	25,313	423	—	25,736	—	—	—	—
Municipal bonds and notes	92,274	4,570	(246)	96,598	96,381	2,164	(965)	97,580
Equity securities	633	76	(46)	663	358	34	(9)	383

Total available-for-sale securities	$9,503,301	$86,772	$(9,168)	$9,580,905	$7,877,842	$60,593	$(20,468)	$7,917,967

Non-marketable securities:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)				515,118				391,247
Other venture capital investments (2)				114,070				111,843
Other investments (3)				995				981
Non-marketable securities (equity method accounting):
Other investments (4)				70,401				67,031
Low income housing tax credit funds				35,657				27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				125,580				110,466
Other venture capital investments				13,373				12,120

Total non-marketable securities				875,194				721,520

Total investment securities				$10,456,099				$8,639,487

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and our ownership of each fund at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$44,643	12.6%	$44,722	12.6%
SVB Strategic Investors Fund II, LP	116,475	8.6	94,694	8.6
SVB Strategic Investors Fund III, LP	185,067	5.9	146,613	5.9
SVB Strategic Investors Fund IV, LP	83,506	5.0	40,639	5.0
SVB Capital Preferred Return Fund, LP	35,802	20.0	23,071	20.0
SVB Capital—NT Growth Partners, LP	36,934	33.0	28,624	33.0
SVB Capital Partners II, LP (i)	4,925	5.1	4,506	5.1
Other private equity fund (ii)	7,766	58.2	8,378	60.6

Total venture capital and private equity fund investments	$515,118		$391,247

(i)	At June 30, 2011, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.
(ii)	At June 30, 2011, we had a direct ownership interest of 41.5% and an indirect ownership interest of 12.6% and 4.1% in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and our ownership of each fund at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$22,250	10.7%	$21,371	10.7%
SVB Capital Partners II, LP (i)	47,568	5.1	51,545	5.1
SVB India Capital Partners I, LP	42,777	14.4	38,927	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	1,475	6.8	—	—

Total other venture capital investments	$114,070		$111,843

(i)	At June 30, 2011, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated debt fund. At both June 30, 2011 and December 31, 2010 we had a majority ownership interest of slightly more than 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$17,043	9.3%	$17,826	9.3%
Gold Hill Capital 2008, LP (ii)	15,601	15.5	12,101	15.5
Partners for Growth II, LP	8,156	24.2	10,465	24.2
Other investments	29,601	N/A	26,639	N/A

Total other investments	$70,401		$67,031

(i)	At June 30, 2011, we had a direct ownership interest of 4.8% in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.
(ii)	At June 30, 2011, we had a direct ownership interest of 11.5% in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0%. Our aggregate direct and indirect ownership in the fund is 15.5%.

(5)	Represents investments in 334 and 343 funds (primarily venture capital funds) at June 30, 2011 and December 31, 2010, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating and financial policies. For the three months ended June 30, 2011, we recognized other-than-temporary impairment (“OTTI”) losses of $0.3 million resulting from other-than-temporary declines in value for 10 of the 334 investments. For the six months ended June 30, 2011, we recognized OTTI losses of $0.4 million resulting from other-than-temporary declines in value for 18 of the 334 investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. For the remaining 316 investments at June 30, 2011, we concluded that declines in value, if any, were temporary and as such, no OTTI was required to be recognized. At June 30, 2011, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $125.6 million, and the estimated fair value was $141.1 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of June 30, 2011:

	June 30, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$963,408	$(5,650)	$—	$—	$963,408	$(5,650)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	98,038	(1,271)	—	—	98,038	(1,271)
Agency-issued collateralized mortgage obligations—fixed rate	306,876	(425)	—	—	306,876	(425)
Agency-issued collateralized mortgage obligations—variable rate	600,587	(1,530)	—	—	600,587	(1,530)
Municipal bonds and notes	8,578	(246)	—	—	8,578	(246)
Equity securities	509	(46)	—	—	509	(46)

Total temporarily impaired securities (1)	$1,977,996	$(9,168)	$—	$—	$1,977,996	$(9,168)

(1)	As of June 30, 2011, we identified a total of 75 investments that were in unrealized loss positions. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of June 30, 2011, it is more likely than not that we will not be required to sell any of our debt securities prior to recovery of our adjusted cost basis. Based on our analysis we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of June 30, 2011 are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of June 30, 2011. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for most U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	June 30, 2011
	Total		One Year or Less		After One Year to Five Years		After Five Years to to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,228	2.39%	$—	—%	$26,228	2.39%	$—	—%	$—	—%
U.S. agency debentures	3,194,364	1.52	108,583	2.00	3,060,089	1.48	25,692	4.07	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,342,050	2.76	—	—	—	—	1,102,807	2.71	239,243	2.96
Agency-issued collateralized mortgage obligations—fixed rate	2,192,636	2.80	—	—	—	—	—	—	2,192,636	2.80
Agency-issued collateralized mortgage obligations—variable rate	2,702,630	0.70	—	—	—	—	—	—	2,702,630	0.70
Commercial mortgage-backed securities	25,736	2.70	—	—	—	—	—	—	25,736	2.70
Municipal bonds and notes	96,598	6.00	569	5.38	10,035	5.45	44,861	5.95	41,133	6.20

Total	$9,580,242	1.81	$109,152	2.02	$3,096,352	1.50	$1,173,360	2.86	$5,201,378	1.74

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$37,314	$3,101	$37,377	$3,132
Marketable securities (investment company fair value accounting)	—	—	442	51
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	37,205	8,853	82,704	28,645
Other venture capital investments	2,071	4,453	7,019	4,937
Other investments	—	—	20	27
Non-marketable securities (equity method accounting):
Other investments	3,132	598	6,516	2,141
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	801	243	1,056	558
Other investments	2,256	102	2,429	102

Total gross gains on investment securities	82,779	17,350	137,563	39,593

Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(93)	(2,260)	(94)	(2,264)
Marketable securities (investment company fair value accounting)	(3,307)	(57)	(4,115)	(57)
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	(4,845)	(4,784)	(6,901)	(9,120)
Other venture capital investments	(1,420)	(4,151)	(1,664)	(5,712)
Other investments	—	(79)	—	(79)
Non-marketable securities (equity method accounting):
Other investments	(1,110)	(612)	(1,309)	(613)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(293)	(602)	(432)	(939)
Other investments	(31)	—	(31)	—

Total gross losses on investment securities	(11,099)	(12,545)	(14,546)	(18,784)

Gains on investment securities, net	$71,680	$4,805	$123,017	$20,809

Gains attributable to noncontrolling interests, including carried interest	$26,437	$3,564	$69,822	$16,342

(1)	The cost basis of available-for-sale securities sold is determined on a specific identification basis.

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

The composition of loans, net of unearned income of $52.3 million and $45.5 million at June 30, 2011 and December 31, 2010, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial loans:
Software	$2,034,257	$1,820,385
Hardware	645,967	561,610
Clean technology	237,430	159,502
Venture capital/private equity	1,009,604	1,036,077
Life science	624,944	568,739
Premium wine (1)	128,232	144,972
Other	257,546	303,492

Commercial loans (2)	4,937,980	4,594,777

Real estate secured loans:
Premium wine (1)	341,659	312,255
Consumer loans (3)	462,922	361,704

Real estate secured loans	804,581	673,959

Construction loans	37,871	60,178
Consumer loans	198,214	192,823

Total loans, net of unearned income	$5,978,646	$5,521,737

(1)	Included in our premium wine portfolio are gross construction loans of $109.5 million and $119.0 million at June 30, 2011 and December 31, 2010, respectively.
(2)	Included within our commercial loans portfolio are business credit card loans to commercial clients. At June 30, 2011 and December 31, 2010, our business credit card loans portfolio totaled $42.1 million and $32.5 million, respectively.
(3)	Consumer loans secured by real estate at June 30, 2011 and December 31, 2010 were comprised of the following:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Loans for personal residence	$286,106	$189,039
Loans to eligible employees	92,782	88,510
Home equity lines of credit	84,034	84,155

Consumer loans secured by real estate	$462,922	$361,704

The activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Allowance for loan losses, beginning balance	$82,051	$68,271	$82,627	$72,450
Provision for (reduction of) loan losses	134	7,408	(2,913)	18,153
Gross loan charge-offs	(4,293)	(7,133)	(8,615)	(28,313)
Loan recoveries	4,263	3,243	11,056	9,499

Allowance for loan losses, ending balance	$82,155	$71,789	$82,155	$71,789

Credit Quality

The composition of loans, net of unearned income, broken out by portfolio segment (which we have identified as our commercial and consumer loan categories) and class of financing receivable (which we have identified as our client industry segments of software, hardware, etc.) as of June 30, 2011 and December 31, 2010, is as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial loans:
Software	$2,061,588	$1,820,680
Hardware	754,361	641,052
Venture capital/private equity	1,009,653	1,036,201
Life science	645,371	575,944
Premium wine	469,891	457,227
Other	376,646	436,106

Total commercial loans	5,317,510	4,967,210

Consumer loans:
Real estate secured loans	462,922	361,704
Other consumer loans	198,214	192,823

Total consumer loans	661,136	554,527

Total loans, net of unearned income	$5,978,646	$5,521,737

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest

June 30, 2011:
Commercial loans:
Software	$311	$1,209	$1	$1,521	$2,080,138	$1
Hardware	54	—	1	55	755,963	1
Venture capital/private equity	—	—	—	—	1,020,628	—
Life science	165	—	—	165	651,183	—
Premium wine	—	—	—	—	468,351	—
Other	98	—	—	98	375,061	—

Total commercial loans	628	1,209	2	1,839	5,351,324	2

Consumer loans:
Real estate secured loans	—	—	—	—	443,310	—
Other consumer loans	—	48	—	48	198,110	—

Total consumer loans	—	48	—	48	641,420	—

Total gross loans excluding impaired loans	628	1,257	2	1,887	5,992,744	2

Impaired loans	1,955	6	1,371	3,332	33,003	—

Total gross loans	$2,583	$1,263	$1,373	$5,219	$6,025,747	$2

December 31, 2010:
Commercial loans:
Software	$674	$239	$17	$930	$1,834,897	$17
Hardware	89	819	27	935	642,786	27
Venture capital/private equity	—	—	—	—	1,046,696	—
Life science	157	—	—	157	578,208	—
Premium wine	—	—	—	—	451,006	—
Other	—	—	—	—	438,345	—

Total commercial loans	920	1,058	44	2,022	4,991,938	44

Consumer loans:
Real estate secured loans	—	—	—	—	341,048	—
Other consumer loans	—	—	—	—	192,771	—

Total consumer loans	—	—	—	—	533,819	—

Total gross loans excluding impaired loans	920	1,058	44	2,022	5,525,757	44

Impaired loans	323	913	7,805	9,041	30,385	—

Total gross loans	$1,243	$1,971	$7,849	$11,063	$5,556,142	$44

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans

June 30, 2011:
Commercial loans:
Software	$2,339	$—	$2,339	$2,778
Hardware	6,543	—	6,543	7,022
Life science	898	140	1,038	1,202
Premium wine	73	1,279	1,352	1,444
Other	3,433	2,149	5,582	8,123

Total commercial loans	13,286	3,568	16,854	20,569

Consumer loans:
Real estate secured loans	19,481	—	19,481	21,959

Total consumer loans	19,481	—	19,481	21,959

Total	$32,767	$3,568	$36,335	$42,528

December 31, 2010:
Commercial loans:
Software	$2,958	$334	$3,292	$3,581
Hardware	3,517	307	3,824	3,931
Life science	2,050	1,362	3,412	4,433
Premium wine	2,995	3,167	6,162	7,129
Other	1,158	1,019	2,177	2,338

Total commercial loans	12,678	6,189	18,867	21,412

Consumer loans:
Real estate secured loans	20,559	—	20,559	22,419

Total consumer loans	20,559	—	20,559	22,419

Total	$33,237	$6,189	$39,426	$43,831

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Average impaired loans:
Commercial loans:
Software	$2,620	$7,213	$2,697	$6,990
Hardware	6,662	10,490	5,594	11,988
Life science	1,170	9,364	1,834	7,599
Premium wine	1,396	74	2,540	132
Other	3,588	2,242	2,878	2,362

Total commercial loans	15,436	29,383	15,543	29,071

Consumer loans:
Real estate secured loans	19,557	21,471	19,841	21,339
Other consumer loans	—	42	—	228

Total consumer loans	19,557	21,513	19,841	21,567

Total average impaired loans	$34,993	$50,896	$35,384	$50,638

The following tables summarize the activity relating to our allowance for loan losses for the three and six months ended June 30, 2011, broken out by portfolio segment:

Three months ended June 30, 2011 (dollars in thousands)	Beginning Balance March 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of)	Ending Balance June 30, 2011
Commercial loans:
Software	$30,479	$(518)	$2,639	$(727)	$31,873
Hardware	15,840	—	32	170	16,042
Venture capital/private equity	7,432	—	—	875	8,307
Life science	8,097	(471)	505	(906)	7,225
Premium wine	4,504	(449)	590	(636)	4,009
Other	6,433	(2,855)	337	1,954	5,869

Total commercial loans	72,785	(4,293)	4,103	730	73,325

Consumer loans	9,266	—	160	(596)	8,830

Total allowance for loan losses	$82,051	$(4,293)	$4,263	$134	$82,155

Six months ended June 30, 2011 (dollars in thousands)	Beginning Balance December 31, 2010	Charge-offs	Recoveries	(Reduction of) Provision for	Ending Balance June 30, 2011
Commercial loans:
Software	$29,288	$(1,622)	$7,920	$(3,713)	$31,873
Hardware	14,688	(15)	312	1,057	16,042
Venture capital/private equity	8,241	—	—	66	8,307
Life science	9,077	(3,662)	1,128	682	7,225
Premium wine	5,492	(449)	730	(1,764)	4,009
Other	5,318	(2,867)	407	3,011	5,869

Total commercial loans	72,104	(8,615)	10,497	(661)	73,325

Consumer loans	10,523	—	559	(2,252)	8,830

Total allowance for loan losses	$82,627	$(8,615)	$11,056	$(2,913)	$82,155

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of June 30, 2011 and December 31, 2010, broken out by portfolio segment:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$1,083	$30,790	$986	$28,302
Hardware	2,713	13,329	1,348	13,340
Venture capital/private equity	—	8,307	—	8,241
Life science	58	7,167	346	8,731
Premium wine	73	3,936	438	5,054
Other	343	5,526	122	5,196

Total commercial loans	4,270	69,055	3,240	68,864

Consumer loans	1,978	6,852	3,696	6,827

Total allowance for loan losses	$6,248	$75,907	$6,936	$75,691

Credit Quality Indicators

For each individual client we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are loans that are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures. These loans translate to an internal rating of “Performing (Criticized)”. A majority of our performing (criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “Impaired”. For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2010 Form 10-K. Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of June 30, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
June 30, 2011:
Commercial loans:
Software	$1,875,198	$206,461	$2,339	$2,083,998
Hardware	647,219	108,799	6,543	762,561
Venture capital/private equity	1,018,711	1,917	—	1,020,628
Life science	568,069	83,279	1,038	652,386
Premium wine	425,555	42,796	1,352	469,703
Other	353,076	22,083	5,582	380,741

Total commercial loans	4,887,828	465,335	16,854	5,370,017

Consumer loans:
Real estate secured loans	435,863	7,447	19,481	462,791
Other consumer loans	185,829	12,329	—	198,158

Total consumer loans	621,692	19,776	19,481	660,949

Total gross loans	$5,509,520	$485,111	$36,335	$6,030,966

December 31, 2010:
Commercial loans:
Software	$1,717,309	$118,518	$3,292	$1,839,119
Hardware	575,401	68,320	3,824	647,545
Venture capital/private equity	1,031,373	15,323	—	1,046,696
Life science	520,596	57,769	3,412	581,777
Premium wine	400,519	50,487	6,162	457,168
Other	415,381	22,964	2,177	440,522

Total commercial loans	4,660,579	333,381	18,867	5,012,827

Consumer loans:
Real estate secured loans	337,087	3,961	20,559	361,607
Other consumer loans	181,561	11,210	—	192,771

Total consumer loans	518,648	15,171	20,559	554,378

Total gross loans	$5,179,227	$348,552	$39,426	$5,567,205

Troubled Debt Restructurings

Included in the $36.3 million of impaired loans at June 30, 2011 are loans modified in troubled debt restructurings (“TDRs”), where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. At June 30, 2011, all TDRs were included as part of our impaired loan balances. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments and the ultimate collectability of all amounts contractually due is not in doubt. There were no commitments available for funding to any of the clients associated with these TDRs as of June 30, 2011. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables as of June 30, 2011:

(Dollars in thousands)	June 30, 2011
Loans modified in TDRs:
Commercial loans:
Software	$2,248
Hardware	6,543
Life science	140
Premium wine	73
Other	2,148

Total commercial loans	11,152

Consumer loans:
Real estate secured loans	18,802

Total consumer loans	18,802

Total	$29,954

7. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at June 30, 2011 and December 31, 2010:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value	June 30, 2011	December 31, 2010
Short-term borrowings:
Other short-term borrowings	(1)	$—	$—	$37,245

Total short-term borrowings			$—	$37,245

Long-term debt:
5.375% Senior Notes	September 15, 2020	350,000	$347,696	$347,601
5.70% Senior Notes (2)	June 1, 2012	141,429	147,446	265,613
6.05% Subordinated Notes (3)	June 1, 2017	45,964	53,150	285,937
3.875% Convertible Notes	April 15, 2011	—	—	249,304
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,461	55,548
4.99% long-term notes payable	(4)	5,843	5,843	5,257

Total long-term debt			$609,596	$1,209,260

(1)	At December 31, 2010, represented cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. Due to the repurchase of $312.6 million of these notes and termination of associated portions of interest rate swaps (see discussion below) in May 2011, the notional value of our swaps fell below the $10 million threshold specified in the agreement, and therefore, the full collateral was returned to the counterparties.
(2)	At June 30, 2011 and December 31, 2010, included in the carrying value of our 5.70% Senior Notes are $6.1 million and $15.7 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(3)	At June 30, 2011 and December 31, 2010, included in the carrying value of our 6.05% Subordinated Notes are $7.2 million and $36.3 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(4)	Represents long-term notes payable related to one of our debt fund investments, and was payable beginning April 30, 2009 with the last payment due in April 2012.

Interest expense related to short-term borrowings and long-term debt was $7.1 million and $17.8 million for the three and six months ended June 30, 2011, respectively, and $5.9 million and $11.5 million for the three and six months ended June 30, 2010, respectively. Interest expense is net of the cash flow impact from our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of December 31, 2010 was 0.13 percent.

Senior Notes and Subordinated Notes

We repurchased $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes through a tender offer transaction on May 2, 2011. These repurchases resulted in a gross loss from extinguishment of debt of $33.9 million, which included the payment of the repurchase premiums, transaction fees, and discount and origination fee accretion related to the notes. In connection with these repurchases, we terminated corresponding amounts of the interest rate swaps associated with these notes (see Note 8—“Derivative Financial Instruments”), resulting in a gross gain on swap termination of $37.0 million. The net gain from the note repurchases and the termination of corresponding portions of the interest rate swaps was $3.1 million (on a pre-tax basis), and was recognized during the second quarter of 2011 as a reduction in noninterest expense, which is included in the line item “Other”.

3.875% Convertible Notes

Our $250 million 3.875% Convertible Notes matured on April 15, 2011. All of the notes were converted prior to maturity and we made an aggregate $260.4 million conversion settlement payment. We paid $250.0 million in cash (representing total principal) and $10.4 million through the issuance of 187,760 shares of our common stock (representing total conversion premium value). In addition, in connection with the conversion settlement, we received 186,736 shares of our common stock, valued at $10.3 million, from the associated convertible note hedge. Accordingly, there was no significant net impact on our total stockholders’ equity with respect to settling the conversion premium value.

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement (see Note 8—“Derivative Financial Instruments”), which effectively increased the economic conversion price of our 3.875% Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement were not part of the terms of the notes and did not affect the rights of the holders of the notes. The warrants expire ratably over 60 business days beginning on July 15, 2011.

The effective interest rate for our 3.875% Convertible Notes for the three and six months ended June 30, 2011 was 6.84 percent and 5.92 percent, respectively, and interest expense was $0.7 million and $4.2 million, respectively. For the three and six months ended June 30, 2010, the effective interest rate was 5.72 percent and 5.75 percent, respectively, and interest expense was $3.5 million and $7.1 million, respectively.

Available Lines of Credit

We have certain facilities in place providing us access to short-term borrowings on a secured basis (using available-for-sale securities as collateral) and on an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2011, we had not borrowed against any of our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of U.S. agency debentures) at June 30, 2011 totaled $1.6 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2011 totaled $96.6 million, all of which was unused and available to support additional borrowings.

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

Interest Rate Risk

Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 5.70% Senior Notes, and 6.05% Subordinated Notes, we entered into fixed-for-floating interest rate swap agreements at the time of debt issuance based upon London Interbank Offered Rates (“LIBOR”) with matched-terms. Prior to our termination of portions of our interest rate swap agreements (discussed below), we used the shortcut method to assess hedge effectiveness and evaluate the hedging relationships for qualification under the shortcut method requirements for each reporting period. Net cash benefits associated with our interest rate swaps were recorded in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps was calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Increases from changes in fair value were included in other assets and decreases from changes in fair value were included in other liabilities.

In connection with the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011, we terminated corresponding amounts of the associated interest rate swaps. As a result of these terminations, the remaining portions of the interest rate swaps no longer qualify for the shortcut method to assess hedge effectiveness under Accounting Standards Codification (“ASC”) 815, and going forward will be accounted for under the long-haul method. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness will be recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Currency Exchange Risk

We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk related to our client loans that are denominated in foreign currencies, primarily in Pound Sterling and Euro. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on the loans are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the loans are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

Equity Market Price Risk

Our 3.875% Convertible Notes, which matured in April 2011, contained conversion options that enabled holders to convert the notes, subject to certain conditions. Upon conversion of the notes, we paid the outstanding principal amount in cash as required by the terms of the notes, and to the extent that the conversion value exceeded the principal amount, we had the option to pay cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount. The conversion option represented an equity risk exposure for the excess conversion value and was an equity derivative classified in stockholders’ equity. We managed equity market price risk of our 3.875% Convertible Notes by entering into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43, and decreased potential dilution to stockholders resulting from the conversion option. For the three and six months ended June 30, 2011 and 2010, there were no conversions or exercises under the warrant agreement as the warrants were not convertible. The warrants expire ratably over 60 business days beginning on July 15, 2011.

For more information on the 3.875% Convertible Notes, see our Consolidated Financial Statements and Supplementary Data—Note 12—“Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2010 Form 10-K.

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

Loan Conversion Options

In connection with negotiating certain credit facilities, we occasionally extend loan facilities which have convertible option features. The convertible loans may be converted into a certain number of shares determined by dividing the principal amount of the loan by the applicable conversion price. Because our loan conversion options have underlying and notional values and had no initial net investment, these assets qualify as derivative instruments. We value our loan conversion options using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. Loan conversion options are recorded at fair value in other assets, while changes in their fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2011 and December 31, 2010, respectively, were as follows:

		June 30, 2011				December 31, 2010
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$187,393	$13,296	$—	$13,296	$500,000	$52,017	$37,245	$14,772

Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	45,135	360	—	360	33,046	459	—	459
Foreign exchange forwards	Other liabilities	51,419	(944)	—	(944)	26,764	(280)	—	(280)

Net exposure			(584)	—	(584)		179	—	179

Other derivative instruments:
Equity warrant assets	Other assets	135,290	56,941	—	56,941	126,062	47,565	—	47,565

Other derivatives:
Foreign exchange forwards	Other assets	331,887	10,376	—	10,376	291,243	9,408	—	9,408
Foreign exchange forwards	Other liabilities	310,694	(9,558)	—	(9,558)	267,218	(8,505)	—	(8,505)
Foreign currency options	Other assets	75,600	831	—	831	118,133	1,482	—	1,482
Foreign currency options	Other liabilities	75,600	(831)	—	(831)	118,133	(1,482)	—	(1,482)
Loan conversion options	Other assets	10,450	1,223	—	1,223	10,175	4,291	—	4,291
Client interest rate derivatives	Other assets	36,556	63	—	63	—	—	—	—
Client interest rate derivatives	Other liabilities	36,556	(65)	—	(65)	—	—	—	—

Net exposure			2,039	—	2,039		5,194	—	5,194

Net			$71,692	$—	$71,692		$104,955	$37,245	$67,710

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2011 remain at “A” or higher and there were no material changes in their credit ratings for the three and six months ended June 30, 2011.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense-borrowings	$3,695	$6,087	$9,868	$12,588
Change in fair value of interest rate swaps	Net gains on derivative instruments	(67)	—	(67)	—

Net gains associated with interest rate risk derivatives		$3,628	$6,087	$9,801	$12,588

Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on foreign currency loan revaluations, net	Other noninterest income	$502	$(916)	$3,191	$(2,946)
(Losses) gains on foreign exchange forward contracts, net	Net gains on derivative instruments	(483)	1,332	(3,051)	3,378

Net gains associated with currency risk		$19	$416	$140	$432

Other derivative instruments:
Gains (losses) on equity warrant assets	Net gains on derivative instruments	$13,861	$(333)	$17,857	$(689)

Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$315	$327	$790	$619

Net gains (losses) on other derivatives	Net gains on derivative instruments	$25	$—	$(1,327)	$—

9. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Fund management fees	$2,663	$2,698	$5,351	$5,396
Service-based fee income	2,587	2,622	4,812	4,618
Unused commitment fees	1,808	1,393	3,294	2,607
Gains (losses) on foreign currency loans revaluation, net	502	(916)	3,191	(2,946)
Loan syndication fees	870	—	870	—
Currency revaluation (losses) gains	(881)	(692)	(1,121)	326
Other	2,463	2,358	3,879	3,525

Total other noninterest income	$10,012	$7,463	$20,276	$13,526

A summary of other noninterest expense for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Telephone	$1,416	$1,090	$2,766	$2,230
Data processing services	1,429	925	2,492	1,902
Tax credit fund amortization	1,101	1,005	2,154	2,057
Client services	1,037	767	1,839	1,355
Postage and supplies	562	603	1,084	1,074
Dues and publications	327	444	701	649
Net gain from note repurchases and termination of corresponding interest rate swaps	(3,123)	—	(3,123)	—
Other	2,287	1,721	4,986	3,688

Total other noninterest expense	$5,036	$6,555	$12,899	$12,955

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

The following is a description of the services that our three operating segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Effective January 1, 2011, Global Commercial Bank included the results of SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. SVB Specialty Lending provides banking products and services to our premium wine industry clients, including vineyard development loans, as well as community development loans made as part of our responsibilities under the Community Reinvestment Act. Previously, the results of SVB Specialty Lending were included as part of our Relationship Management segment (no longer a separately reported operating segment effective January 1, 2011). SVB Analytics provides equity valuation and equity management services to private companies and venture capital/private equity firms. Previously, the results of SVB Analytics were included as part of our Other Business Services segment (no longer a separately reported operating segment effective January 1, 2011). Our Debt Fund Investments primarily include the Gold Hill Funds, which provide secured debt to private companies of all stages, and Partners for Growth Funds, which provide secured debt primarily to mid-stage and late-stage clients. Previously, the results of our Debt Fund Investments were included as part of our Other Business Services segment. As a result of these changes, our Global Commercial Bank segment’s income before income tax expense for the six months ended June 30, 2010 was reduced by $17.6 million due to our reclassification of all prior periods to reflect the current segment composition.

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

Our segment information for the three and six months ended June 30, 2011 and 2010 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended June 30, 2011
Net interest income	$108,452	$4,837	$3	$17,161	$130,453
(Provision for) reduction of loan losses	(730)	596	—	—	(134)
Noninterest income	36,551	136	6,716	80,305	123,708
Noninterest expense (2)	(85,462)	(2,477)	(3,111)	(29,982)	(121,032)

Income before income tax expense (3)	$58,811	$3,092	$3,608	$67,484	$132,995

Total average loans, net of unearned income	$4,822,497	$642,287	$—	$68,047	$5,532,831
Total average assets	5,264,434	642,744	232,381	12,114,972	18,254,531
Total average deposits	15,099,789	156,765	—	13,185	15,269,739

Three months ended June 30, 2010
Net interest income	$90,983	$3,120	$—	$12,333	$106,436
(Provision for) reduction of loan losses	(7,571)	163	—	—	(7,408)
Noninterest income	32,862	132	2,956	4,207	40,157
Noninterest expense (2)	(73,877)	(1,036)	(3,632)	(25,635)	(104,180)

Income (loss) before income tax expense (3)	$42,397	$2,379	$(676)	$(9,095)	$35,005

Total average loans, net of unearned income	$3,673,144	$431,598	$—	$7,298	$4,112,040
Total average assets	4,006,279	431,676	144,426	9,971,881	14,554,262
Total average deposits	11,767,045	153,950	—	(15,554)	11,905,441

Six months ended June 30, 2011
Net interest income	$212,254	$9,238	$4	$29,256	$250,752
Reduction of provision for loan losses	661	2,252	—	—	2,913
Noninterest income	71,415	223	14,006	128,018	213,662
Noninterest expense (2)	(171,847)	(4,480)	(6,253)	(55,887)	(238,467)

Income before income tax expense (3)	$112,483	$7,233	$7,757	$101,387	$228,860

Total average loans, net of unearned income	$4,766,104	$613,467	$—	$43,480	$5,423,051
Total average assets	5,169,591	613,734	222,570	12,097,313	18,103,208
Total average deposits	14,803,648	153,520	—	12,638	14,969,806

Six months ended June 30, 2010
Net interest income (loss)	$178,451	$6,200	$(1)	$22,626	$207,276
(Provision for) reduction of loan losses	(18,427)	274	—	—	(18,153)
Noninterest income	63,804	237	7,870	17,519	89,430
Noninterest expense (2)	(145,201)	(2,065)	(7,158)	(48,332)	(202,756)

Income (loss) before income tax expense (3)	$78,627	$4,646	$711	$(8,187)	$75,797

Total average loans, net of unearned income	$3,669,378	$431,125	$—	$13,286	$4,113,789
Total average assets	4,004,197	431,268	146,001	9,481,115	14,062,581
Total average deposits	11,308,998	139,108	—	(9,182)	11,438,924

(1)	SVB Capital’s and Global Commercial Bank’s components of net interest income (loss), noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $2.7 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $5.7 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit (excluding letters of credit) at June 30, 2011 and December 31, 2010, respectively:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commitments available for funding: (1)
Fixed interest rate commitments	$646,470	$386,055
Variable interest rate commitments	6,050,786	5,884,450

Total commitments available for funding	$6,697,256	$6,270,505

Commitments unavailable for funding (2)	$923,408	$963,847
Maximum lending limits for accounts receivable factoring arrangements (3)	709,783	697,702
Reserve for unfunded credit commitments (4)	17,490	17,414

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.
(4)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our standby letters of credit.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at June 30, 2011. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments

Financial standby letters of credit	$575,713	$91,433	$667,146	$667,146
Performance standby letters of credit	43,153	4,366	47,519	47,519
Commercial letters of credit	2,692	—	2,692	2,692

Total	$621,558	$95,799	$717,357	$717,357

At June 30, 2011 and December 31, 2010, deferred fees related to financial and performance standby letters of credit were $5.3 million and $5.2 million, respectively. At June 30, 2011, collateral in the form of cash of $253.6 million and available-for-sale securities of $18.7 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over five to seven years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at June 30, 2011:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	252	5.1
SVB India Capital Partners I, LP	7,750	1,612	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	897	155	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	2,250	8.6
SVB Strategic Investors Fund III, LP	15,000	4,050	5.9
SVB Strategic Investors Fund IV, LP	12,239	7,466	5.0
SVB Strategic Investors Fund V, LP	10,000	9,920	100.0
SVB Capital Preferred Return Fund, LP	12,687	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other Fund Investments (4) (5)	333,070	113,517	Various

Total	$523,151	$156,220

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 41.5% direct ownership and indirect ownership interest of 12.6% and 4.1% in the fund through our ownership interests of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.
(3)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(4)	Represents commitments to 338 funds (primarily venture capital funds) where our ownership interest is generally less than 5% of the voting interests of each such fund.
(5)	Included in Other Fund Investments are $181.2 million and $88.1 million of commitments and unfunded commitments made by SVB Financial Group, respectively, which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain obligations of SVB Financial.

The following table details the total remaining unfunded commitments to the venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2011:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,538
SVB Strategic Investors Fund II, LP	15,810
SVB Strategic Investors Fund III, LP	75,495
SVB Strategic Investors Fund IV, LP	166,159
SVB Strategic Investors Fund V, LP	9,920
SVB Capital Preferred Return Fund, LP	31,902
SVB Capital—NT Growth Partners, LP	36,938
Other private equity fund	5,797

Total	$344,559

12. Income Taxes

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2006 and subsequent years remain open to examination by the Internal Revenue Service (“IRS”). Our California and Massachusetts tax returns for the years 2006 and 2007, respectively, and subsequent years remain open to examination.

Effective July 2011, the Company is under audit examination by the IRS for the 2008 and 2009 tax years. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases will be recorded as income tax expense or benefit in the consolidated statements of operations. While the actual outcome is subject to the completion of these audits, we do not believe there will be a material adverse impact on the Company’s results of operations.

At June 30, 2011, our unrecognized tax benefit was $0.5 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at June 30, 2011 were $0.2 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

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

For the three and six months ended June 30, 2011 and 2010, there were no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 during the three and six months ended June 30, 2011 and 2010 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio.

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

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,228	$—	$26,228
U.S. agency debentures	—	3,194,364	—	3,194,364
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,342,050	—	1,342,050
Agency-issued collateralized mortgage obligations (fixed)	—	2,192,636	—	2,192,636
Agency-issued collateralized mortgage obligations (variable)	—	2,702,630	—	2,702,630
Commerical mortgage-backed securities	—	25,736	—	25,736
Municipal bonds and notes	—	96,598	—	96,598
Equity securities	663	—	—	663

Total available-for-sale securities	663	9,580,242	—	9,580,905

Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	—	—	515,118	515,118
Other venture capital investments	—	—	114,070	114,070
Other investments	—	—	995	995

Total non-marketable securities (investment company fair value accounting)	—	—	630,183	630,183

Other assets:
Marketable securities	61	1,280	—	1,341
Interest rate swaps	—	13,296	—	13,296
Foreign exchange forward and option contracts	—	11,567	—	11,567
Equity warrant assets	—	7,164	49,777	56,941
Loan conversion options	—	1,223	—	1,223
Client interest rate derivatives	—	63	—	63

Total assets (1)	$724	$9,614,835	$679,960	$10,295,519

Liabilities
Foreign exchange forward and option contracts	$—	$11,333	$—	$11,333
Client interest rate derivatives	—	65	—	65

Total liabilities	$—	$11,398	$—	$11,398

(1)	Included in Level 2 and Level 3 assets are $1.1 million and $543.7 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2011 and 2010, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2011:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$464,377	$32,423	37,335	$—	$—	$(19,017)	$—	$—	$515,118
Other venture capital investments	108,525	660	4,639	(4,042)	—	4,288	—	—	114,070
Other investments	995	—	—	—	—	—	—	—	995

Total non-marketable securities (investment company fair value accounting) (1)	573,897	33,083	41,974	(4,042)	—	(14,729)	—	—	630,183
Other assets:
Equity warrant assets (2)	46,260	10,246	—	(9,924)	3,558	(1)	—	(362)	49,777

Total assets	$620,157	$43,329	$41,974	$(13,966)	$3,558	$(14,730)	$—	$(362)	$679,960

Three months ended June 30, 2010:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$301,445	$3,943	$23,496	$—	$—	$(6,725)	$—	$—	$322,159
Other venture capital investments	96,517	(589)	3,341	(4,289)	—	—	—	—	94,980
Other investments	996	(79)	—	—	—	43	—	—	960

Total non-marketable securities (investment company fair value accounting) (1)	398,958	3,275	26,837	(4,289)	—	(6,682)	—	—	418,099
Other assets:
Equity warrant assets (2)	38,759	588	—	(1,899)	1,422	—	—	(237)	38,633

Total assets	$437,717	$3,863	$26,837	$(6,188)	$1,422	$(6,682)	$—	$(237)	$456,732

Six months ended June 30, 2011:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$391,247	$75,991	$77,400	$—	$—	$(29,520)	$—	$—	$515,118
Other venture capital investments	111,843	5,371	10,746	(18,178)	—	4,288	—	—	114,070
Other investments	981	20	—	—	—	(6)	—	—	995

Total non-marketable securities (investment company fair value accounting) (1)	504,071	81,382	88,146	(18,178)	—	(25,238)	—	—	630,183
Other assets:
Equity warrant assets (2)	43,537	13,211	—	(13,462)	7,182	(63)	—	(628)	49,777

Total assets	$547,608	$94,593	$88,146	$(31,640)	$7,182	$(25,301)	$—	$(628)	$679,960

Six months ended June 30, 2010:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$271,316	$19,398	$41,845	$—	$—	$(10,400)	$—	$—	$322,159
Other venture capital investments	96,577	(774)	4,500	(5,323)	—	—	—	—	94,980
Other investments	1,143	(52)	—	—	—	(131)	—	—	960

Total non-marketable securities (investment company fair value accounting) (1)	369,036	18,572	46,345	(5,323)	—	(10,531)	—	—	418,099
Other assets:
Equity warrant assets (2)	40,119	(542)	—	(3,336)	2,769	(1)	—	(376)	38,633

Total assets	$409,155	$18,030	$46,345	$(8,659)	$2,769	$(10,532)	$—	$(376)	$456,732

(1)	Realized and unrealized gains are recorded on the line items gains on investment securities, net and other noninterest income, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item gains on derivative instruments, net a component of noninterest income.

The following table presents the amount of unrealized gains included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at June 30, 2011:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$19,395	$52,731
Other venture capital investments	(1,012)	306
Other investments	—	20

Total non-marketable securities (investment company fair value accounting) (1)	18,383	53,057
Other assets:
Equity warrant assets (2)	3,902	4,899

Total unrealized gains	$22,285	$57,956

(1)	Unrealized gains are recorded on the line items gains on investment securities, net and other noninterest income, components of noninterest income.
(2)	Unrealized gains are recorded on the line item gains on derivative instruments, net a component of noninterest income.

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

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). The fair value of other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st, for our June 30th consolidated financial statements, adjusted for any contributions paid during the second quarter, distributions received from the investment during the second quarter, or significant fund transactions or market events, if any. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

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

Short-Term Borrowings

Short-term borrowings at December 31, 2010 included cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The carrying amount is a reasonable estimate of fair value. Due to the repurchase of $312.6 million of these notes and termination of associated portions of interest rate swaps (see Note 7—“Short-Term Borrowings and Long-Term Debt”) in May 2011, the notional value of our swaps fell below the $10 million threshold specified in the agreement, and therefore, the full collateral was returned to the counterparties.

Long-Term Debt

Long-term debt at June 30, 2011 includes our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures, 5.70% Senior Notes and 6.05% Subordinated Notes, and other long-term debt. At December 31, 2010, long-term debt also included our 3.875% Convertible Notes, which matured in April 2011 (see Note 7—“Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 5.70% Senior Notes and 6.05% Subordinated Notes are amounts related to the fair value of the interest rate swaps associated with the notes.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at June 30, 2011 or December 31, 2010. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of June 30, 2011 and December 31, 2010. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Non-marketable securities (cost and equity method accounting)	$245,011	$266,748	$217,449	$230,158
Net loans	5,896,491	5,914,395	5,439,110	5,466,252
Financial liabilities:
Other short-term borrowings	—	—	37,245	37,245
Deposits	16,278,474	16,277,853	14,336,941	14,334,013
5.375% Senior Notes	347,696	353,868	347,601	344,498
5.70% Senior Notes (1)	147,446	153,596	265,613	277,301
6.05% Subordinated Notes (2)	53,150	59,105	285,937	298,101
3.875% Convertible Notes	—	—	249,304	276,825
7.0% Junior Subordinated Debentures	55,461	51,423	55,548	49,485
Other long-term debt	5,843	5,843	5,257	5,257
Off-balance sheet financial assets:
Commitments to extend credit	—	27,967	—	19,264

(1)	At June 30, 2011 and December 31, 2010, included in the carrying value and estimated fair value of our 5.70% Senior Notes are $6.1 million and $15.7 million, respectively, related to the fair value of the interest rate swaps associated with the notes.
(2)	At June 30, 2011 and December 31, 2010, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes are $7.2 million and $36.3 million, respectively, related to the fair value of the interest rate swaps associated with the notes.

Investments in Entities that Calculate Net Asset Value Per Share

FASB guidance over certain fund investments requires that we disclose the fair value of funds, significant investment strategies of the investees, redemption features of the investees, restrictions on the ability to sell investments, estimate of the period of time over which the underlying assets are expected to be liquidated by the investee, and unfunded commitments related to the investments.

Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions to be received through initial public offerings (“IPOs”) and merger and acquisition (“M&A”) activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st, for our June 30th consolidated financial statements, adjusted for any contributions paid during the second quarter, distributions received from the investment during the second quarter, or significant fund transactions or market events.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2011:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)	$515,118	$344,559
Non-marketable securities (equity method accounting):
Other investments (2)	65,020	19,900
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	141,145	108,317

Total	$721,283	$472,776

(1)	Venture capital and private equity fund investments within non-marketable securities (investment company fair value accounting) include investments made by our managed funds of funds, one of our co-investment funds and one other private equity fund. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under investment company fair value accounting are $440.0 million and $318.9 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and venture capital and private equity fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.
(3)	Venture capital and private equity fund investments within non-marketable securities (cost method accounting) include investments in venture capital and private equity fund investments that invest primarily in U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds. Included in the $108.3 million of unfunded commitments is $88.1 million of unfunded commitments made by SVB Financial which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain investments and obligations of SVB Financial.

14. Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, we establish reserves in accordance with GAAP. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operation.

15. Related Parties

During the six months ended June 30, 2011, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our Employee Home Ownership Plan.

16. Subsequent Events

We have evaluated all material subsequent events and determined there are no events that require disclosure.

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

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

•	The adequacy of reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves

•	The level of loan and deposit balances

•	The level of client investment fees and associated margins

•	The profitability of our products and services

•	Our strategic initiatives, including the expansion of operations in China, India, Israel, the United Kingdom and elsewhere

•	Our plans to form new managed investment funds and our intent to transfer certain existing investment commitments to third parties or any managed funds

•	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	The impact of the outcome of the IRS tax audit examination of the Company

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The effect of application of certain accounting pronouncements

•	The effect of lawsuits and claims

•	Regulatory developments, including the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act (as defined below)

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

Management’s Overview of Second Quarter 2011 Performance

In the second quarter of 2011, compared to the second quarter of 2010, we experienced growth in our interest-earning assets as a result of continued growth of client deposits. As a result, we recognized strong growth in net interest income from the investment of these deposits into available-for-sale securities, as well as from higher loan interest income due to increases in average loan balances. In addition to higher net interest income, we saw continued strong overall credit quality, resulting in a nominal provision for the second quarter of 2011. We also recognized higher noninterest income, due to sales of certain available-for-sale securities and increased gains from our equity warrant assets and managed funds due to increased IPO and M&A activity. Additionally, our overall capital and liquidity continued to remain strong.

Second quarter 2011 results (compared to the second quarter 2010, where applicable) reflected strong performance across all areas of our business and included:

•	Strong growth in our business with record highs in period-end loan balances of $6.0 billion, deposit balances of $16.3 billion and available-for-sale securities balances of $9.6 billion.

•	Continued strong overall credit quality, which resulted in a reduction of our allowance for loan losses as a percentage of loans to 1.36 percent from 1.60 percent in the second quarter of 2010.

•

An increase in net interest income (fully taxable equivalent basis) of $24.0 million, or 22.4 percent, primarily due to an increase in interest income from loans due to the increase in average balances of $1.4 billion as well as an increase in interest income from our available-for-sale securities as a result of investing our excess cash from deposit growth. These increases were partially offset by lower investment yields available on new purchases of securities in the current rate environment.

•

A nominal provision for loan losses of $0.1 million for the second quarter of 2011, compared to a provision of $7.4 million for the second quarter of 2010. The provision was due to an increase in period-end loans, largely offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients. Additionally, net charge-offs were extremely low at $30 thousand for the second quarter of 2011, compared to $3.9 million for the second quarter of 2010.

•

Net gains on equity warrant assets of $13.9 million in the second quarter of 2011, compared to net losses of $0.3 million in the second quarter of 2010, primarily due to increased IPO and M&A activity.

•

Net gains on investment securities of $71.7 million for the second quarter of 2011, compared to net gains of $4.8 million for the comparable 2010 period. Net of noncontrolling interests, net gains on investment securities were $45.2 million for the second quarter of 2011, compared to $1.2 million for the comparable 2010 period. The net gains, net of noncontrolling interests, of $45.2 million for the second quarter of 2011 were primarily attributable to gains of $37.3 million from sales of $1.4 billion of certain available-for-sale securities, net gains of $4.2 million from our managed funds of funds and net gains of $3.5 million from our strategic and other investments, which included gains of $2.3 million from the sale of shares of a company that completed an IPO during the quarter.

•

Net gains of $3.1 million from the repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps. These gains were recorded as a reduction in noninterest expense, which is included in the line item “Other”.

•

An increase of $16.9 million in noninterest expense to $121.0 million, primarily due to an increase of $19.9 million in compensation and benefits expense resulting from incentive compensation costs for our strong performance in the second quarter of 2011 and an increase in the number of average full-time equivalent employees (“FTE”).

•

Overall, our liquidity remained strong based on our period end available-for-sale securities portfolio of $9.6 billion at June 30, 2011, compared to $7.9 billion at December 31, 2010. The increase provided additional liquidity resources through current expected cash flow and through the ability to secure wholesale borrowings, if needed.

•

Our tier 1 risk-based capital and tier 1 leverage ratios remained relatively flat compared to December 31, 2010 and above the levels to be considered “well capitalized”. Both of these ratios benefited from growth in retained earnings and additional-paid-in-capital, the impact of which was largely offset by continued growth in assets and deposits. Our risk-based capital ratio declined primarily due to our repurchase of $204.0 million of our 6.05% Subordinated Notes, as well as from increases in risk-weighted assets (loans and available-for-sale securities).

A summary of our performance for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data and ratios)	2011	2010	% Change		2011	2010	% Change
Income Statement:
Diluted earnings per share	$1.50	$0.50	NM	%	$2.27	$0.94	141.5%
Net income available to common stockholders	65,750	21,120	NM		98,757	39,677	148.9
Net interest income	130,453	106,436	22.6		250,752	207,276	21.0
Net interest margin	3.13%	3.20%	(7	) bps	3.04%	3.25%	(21	) bps
Provision for (reduction of) loan losses	$134	$7,408	(98.2)%		$(2,913)	$18,153	(116.0)%
Noninterest income (1)	123,708	40,157	NM		213,662	89,430	138.9
Noninterest expense (2)	121,032	104,180	16.2		238,467	202,756	17.6
Balance Sheet:
Average loans, net of unearned income	$5,532,831	$4,112,040	34.6%		$5,423,051	$4,113,789	31.8%
Average noninterest-bearing demand deposits	9,551,686	7,204,744	32.6		9,350,705	6,959,200	34.4
Average interest-bearing deposits	5,718,053	4,700,697	21.6		5,619,101	4,479,724	25.4
Average total deposits	15,269,739	11,905,441	28.3		14,969,806	11,438,924	30.9
Ratios:
Return on average common SVBFG stockholders’ equity (annualized) (3)	18.78%	7.06%	166.0%		14.65%	6.77%	116.4%
Return on average assets (annualized) (4)	1.44	0.58	148.3		1.10	0.57	93.0
Book value per common share (5)	33.31	29.53	12.8		33.31	29.53	12.8
Operating efficiency ratio (6)	47.53	70.82	(32.9)		51.24	68.10	(24.8)
Allowance for loan losses as a percentage of total period-end gross loans	1.36	1.60	(24	) bps	1.36	1.60	(24	) bps
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.31	0.69	(38	) bps	0.32	1.38	(106	) bps
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	—	0.38	(38	) bps	(0.09)	0.91	(100	) bps
Other Statistics:
Average SVB prime lending rate	4.00%	4.00%	—	bps	4.00%	4.00%	—	bps
Average full-time equivalent employees	1,416	1,277	10.9%		1,403	1,274	10.1%
Period end full-time equivalent employees	1,428	1,289	10.8		1,428	1,289	10.8
Non-GAAP measures:
Non-GAAP net income available to common stockholders (7)	41,363	20,459	102.2		74,370	39,016	90.6
Non-GAAP diluted earnings per common share (7)	0.95	0.48	97.9		1.71	0.92	85.9
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of available-for-sale securities (8)	$59,836	$36,142	65.6		$106,228	$71,524	48.5
Non-GAAP noninterest expense, net of noncontrolling interests and excluding net gains from debt repurchases (9)	121,534	101,300	20.0		235,488	196,645	19.8
Non-GAAP operating efficiency ratio (9)	63.72%	70.81%	(10.0)		65.80%	70.28%	(6.4)
Tangible common equity to tangible assets (10)	7.42	8.29	(10.5)		7.42%	8.29%	(10.5)
Tangible common equity to risk-weighted assets (10)	13.72	15.95	(14.0)		13.72	15.95	(14.0)

NM—Not meaningful

(1)	Noninterest income included net gains of $26.6 million and $70.1 million attributable to noncontrolling interests for the three and six months ended June 30, 2011, respectively, compared to net gains of $2.9 million and $16.8 million for the comparable 2010 periods. See “Results of Operations—Noninterest Income” for a description of noninterest income attributable to noncontrolling interests.
(2)	Noninterest expense included $2.6 million and $6.1 million attributable to noncontrolling interests for the three and six months ended June 30, 2011, respectively, compared to $2.9 million and $6.1 million for the comparable 2010 periods. See “Results of Operations—Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average SVB Financial Group (“SVBFG”) stockholders’ equity.
(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average assets.
(5)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	To supplement our consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures. See “Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share” below for a reconciliation of these measures.
(8)	See “Results of Operations – Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(9)	See “Results of Operations – Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and the non-GAAP operating efficiency ratio.
(10)	See “Capital Resources – Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share

We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes gains from the sale of certain available-for-sale securities, as well as net gains from debt repurchases and termination of corresponding interest rate swaps. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except share amounts)	2011	2010	2011	2010
Net income available to common stockholders	$65,750	$21,120	$98,757	$39,677
Less: gains on sales of available-for-sale securities (1)	(37,314)	(1,094)	(37,314)	(1,094)
Tax impact of gains on sales of available-for-sale securities	14,810	433	14,810	433
Less: net gain from note repurchases and termination of corresponding interest rate swaps (2)	(3,123)	—	(3,123)	—
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	1,240	—	1,240	—

Non-GAAP net income available to common stockholders	$41,363	$20,459	$74,370	$39,016

GAAP earnings per common share — diluted	$1.50	$0.50	$2.27	$0.94
Impact of gains on sales of available-for-sale securities (1)	(0.85)	(0.03)	(0.86)	(0.03)
Tax impact of gains on sales of available-for-sale securities	0.34	0.01	0.34	0.01
Net gain from note repurchases and termination of corresponding interest rate swaps (2)	(0.07)	—	(0.07)	—
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	0.03	—	0.03	—

Non-GAAP earnings per common share — diluted	$0.95	$0.48	$1.71	$0.92

Weighted average diluted common shares outstanding	43,739,743	42,475,959	43,559,345	42,339,867

(1)	Gains on the sales of $1.4 billion and $157.9 million in certain available-for-sale securities in the second quarters of 2011 and 2010, respectively.
(2)	Net gains of $3.1 million from the repurchase of $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in the second quarter of 2011.

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

There have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2010 Form 10-K.

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

	2011 Compared to 2010			2011 Compared to 2010
	Three months ended June 30, Increase (decrease) due to change in			Six months ended June 30, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(1,999)	$709	$(1,290)	$(3,275)	$1,147	$(2,128)
Available-for-sale securities (taxable) (1)	23,519	(16,153)	7,366	50,167	(33,686)	16,481
Available-for-sale securities (non-taxable) (1)	(52)	(52)	(104)	(90)	(58)	(148)
Loans, net of unearned income	24,399	(6,491)	17,908	44,843	(11,101)	33,742

Increase (decrease) in interest income, net	45,867	(21,987)	23,880	91,645	(43,698)	47,947

Interest expense:
NOW deposits	29	—	29	44	(2)	42
Money market deposits	558	(320)	238	1,214	(434)	780
Money market deposits in foreign offices	62	(2)	60	123	(4)	119
Time deposits	(57)	(117)	(174)	(39)	(251)	(290)
Sweep deposits	66	(1,527)	(1,461)	203	(2,722)	(2,519)

Total increase (decrease) in deposits expense	658	(1,966)	(1,308)	1,545	(3,413)	(1,868)
Short-term borrowings	(8)	(7)	(15)	(9)	(5)	(14)
5.375% Senior Notes	4,810	—	4,810	9,619	—	9,619
3.875% Convertible Notes	(3,460)	582	(2,878)	(3,050)	200	(2,850)
Junior Subordinated Debentures	(3)	3	—	(6)	271	265
5.70% Senior Notes and 6.05% Subordinated Notes	(564)	(156)	(720)	(578)	(67)	(645)
Other long-term debt	(13)	23	10	(37)	52	15

Total increase in borrowings expense	762	445	1,207	5,939	451	6,390

Increase (decrease) in interest expense, net	1,420	(1,521)	(101)	7,484	(2,962)	4,522

Increase (decrease) in net interest income	$44,447	$(20,466)	$23,981	$84,161	$(40,736)	$43,425

(1)	Our available-for-sale securities portfolio represents interest-earning investment securities.

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended June 30, 2011 and 2010

Net interest income increased by $24.0 million to $130.9 million for the three months ended June 30, 2011, compared to $106.9 million for the comparable 2010 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. Growth in deposits is reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. These increases were partially offset by lower rates earned on our available-for-sale securities and loans, primarily attributable to the low interest rate environment.

The main factors affecting interest income and interest expense for the three months ended June 30, 2011, compared to the comparable 2010 period are discussed below:

•	Interest income for the three months ended June 30, 2011 increased by $23.9 million primarily due to:

•

A $17.9 million increase in interest income on loans, primarily related to a $1.4 billion increase in average loan balances for the three months ended June 30, 2011, compared to the comparable 2010 period. This increase was partially offset by a decrease in overall yield on the loan portfolio resulting primarily from changes in loan mix, which reflects lower risk due to an improving environment for our clients.

•

A $7.3 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $4.3 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by lower investment yields available on new purchases of securities in the current rate environment, as well as the purchase of lower-yielding variable-rate securities throughout 2010.

•	Interest expense for the three months ended June 30, 2011 decreased by $0.1 million primarily due to:

•

A decrease in interest expense from interest-bearing deposits of $1.3 million, primarily due to decreases in rates paid on deposits throughout 2010 and first half of 2011 reflective of current market rates. This decrease was partially offset by an increase in interest expense related to a $1.0 billion increase in average interest-bearing deposit balances.

•

This decrease was partially offset by an increase in interest expense of $1.2 million related to our long-term debt, primarily due to a $4.8 million increase in interest expense from the issuance of $350.0 million in 5.375% Senior Notes in September 2010, partially offset by a $2.9 million decrease due to the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011.

Six months ended June 30, 2011 and 2010

Net interest income increased by $43.4 million to $251.7 million for the six months ended June 30, 2011, compared to $208.3 million for the comparable 2010 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. Growth in deposits is reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. These increases were partially offset by lower rates earned on our available-for-sale securities and loans, primarily attributable to the low interest rate environment.

The main factors affecting interest income and interest expense for the six months ended June 30, 2011, compared to the comparable 2010 period are discussed below:

•	Interest income for the six months ended June 30, 2011 increased by $47.9 million primarily due to:

•

A $33.7 million increase in interest income on loans, primarily related to a $1.3 billion increase in average loan balances for the six months ended June 30, 2011, compared to the comparable 2010 period. This increase was partially offset by a decrease in overall yield on the loan portfolio resulting primarily from changes in loan mix, which reflects lower risk due to an improving environment for our clients.

•

A $16.3 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $4.5 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by lower investment yields available on new purchases of securities in the current rate environment, as well as the purchase of lower-yielding variable-rate securities throughout 2010.

•	Interest expense for the six months ended June 30, 2011 increased by $4.5 million primarily due to:

•

An increase in interest expense of $6.4 million related to our long-term debt, primarily due to a $9.6 million increase in interest expense from the issuance of $350 million in 5.375% Senior Notes in September 2010, partially offset by a $2.9 million decrease due to the maturity of our 3.875% Convertible Notes in April 2011.

•

This increase was partially offset by a decrease in interest expense from interest-bearing deposits of $1.9 million, primarily due to decreases in rates paid on deposits throughout 2010 and first half of 2011 reflective of current market rates. This decrease was partially offset by an increase in interest expense related to a $1.1 billion increase in average interest-bearing deposit balances.

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin was 3.13 percent and 3.04 percent for the three and six months ended June 30, 2011, respectively, compared to 3.20 percent and 3.25 percent for the comparable 2010 periods. The decreases in our net interest margin were primarily due to the significant growth of our deposits, the majority of which were invested in available-for-sale securities. Additionally, paydowns and sales of higher-yielding securities throughout 2010 were reinvested in lower-yielding securities given the current interest rate environment. As such, the overall mix of our interest-earning assets shifted to a higher proportion of lower-yielding assets, which is reflective of the low interest rate environment. The decreases for the three and six months ended June 30, 2011, were partially offset by increases of $1.4 billion and $1.3 billion, respectively, in average loan balances (higher-yielding assets) and a decrease in rates paid on our deposits.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2011 and 2010, respectively:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2011 and 2010

	Three months ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,731,129	$1,595	0.37%	$4,093,873	$2,885	0.28%
Available-for-sale securities: (2)
Taxable	9,419,378	44,217	1.88	5,093,883	36,851	2.90
Non-taxable (3)	93,939	1,359	5.80	97,462	1,463	6.02
Total loans, net of unearned income (4)	5,532,831	93,466	6.78	4,112,040	75,558	7.37

Total interest-earning assets	16,777,277	140,637	3.36	13,397,258	116,757	3.50

Cash and due from banks	274,044			227,595
Allowance for loan losses	(86,551)			(75,637)
Other assets (5)	1,289,761			1,005,046

Total assets	$18,254,531			$14,554,262

Funding sources:
Interest-bearing liabilities:
NOW deposits	$71,360	$68	0.38%	$41,070	$39	0.38%
Money market deposits	2,516,675	1,485	0.24	1,649,561	1,247	0.30
Money market deposits in foreign offices	162,419	126	0.31	82,451	66	0.32
Time deposits	307,600	300	0.39	354,078	474	0.54
Sweep deposits	2,659,999	580	0.09	2,573,537	2,041	0.32

Total interest-bearing deposits	5,718,053	2,559	0.18	4,700,697	3,867	0.33
Short-term borrowings	26,110	9	0.14	45,712	24	0.21
5.375% senior notes	347,665	4,810	5.55	—	—	—
3.875% convertible notes	38,446	656	6.84	247,756	3,534	5.72
Junior subordinated debentures	55,489	831	6.01	55,665	831	5.99
Senior and subordinated notes	323,042	770	0.96	553,169	1,490	1.08
Other long-term debt	5,634	73	5.20	6,974	63	3.62

Total interest-bearing liabilities	6,514,439	9,708	0.60	5,609,973	9,809	0.70
Portion of noninterest-bearing funding sources	10,262,838			7,787,285

Total funding sources	16,777,277	9,708	0.23	13,397,258	9,809	0.30

Noninterest-bearing funding sources:
Demand deposits	9,551,686			7,204,744
Other liabilities	238,583			156,182
SVBFG stockholders’ equity	1,404,391			1,200,213
Noncontrolling interests	545,432			383,150
Portion used to fund interest-earning assets	(10,262,838)			(7,787,285)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$18,254,531			$14,554,262

Net interest income and margin		$130,929	3.13%		$106,948	3.20%

Total deposits	$15,269,739			$11,905,441

Average SVBFG stockholders’ equity as a percentage of average assets			7.69%			8.25%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(476)			(512)

Net interest income, as reported		$130,453			$106,436

(1)	Includes average interest-bearing deposits in other financial institutions of $286.6 million and $215.4 million for the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, balances also include $1.3 billion and $3.8 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities are based on amortized cost, therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $907.0 million and $657.2 million for the three months ended June 30, 2011 and 2010, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2010 and 2010

	Six months ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,132,803	$3,597	0.34%	$4,204,475	$5,725	0.27%
Investment securities: (2)
Taxable	9,026,291	85,599	1.91	4,505,800	69,118	3.09
Non-taxable (3)	95,150	2,807	5.95	98,206	2,955	6.07
Total loans, net of unearned income (4)	5,423,051	183,242	6.81	4,113,789	149,500	7.33

Total interest-earning assets	16,677,295	275,245	3.32	12,922,270	227,298	3.55

Cash and due from banks	270,092			232,615
Allowance for loan losses	(87,261)			(76,837)
Other assets (5)	1,243,082			984,533

Total assets	$18,103,208			$14,062,581

Funding sources:
Interest-bearing liabilities:
NOW deposits	$73,807	$145	0.40%	$51,382	$103	0.40%
Money market deposits	2,439,751	3,061	0.25	1,517,373	2,281	0.30
Money market deposits in foreign offices	149,266	238	0.32	72,300	119	0.33
Time deposits	324,875	677	0.42	338,862	967	0.58
Sweep deposits	2,631,402	1,543	0.12	2,499,807	4,062	0.33

Total interest-bearing deposits	5,619,101	5,664	0.20	4,479,724	7,532	0.34
Short-term borrowings	32,980	25	0.15	45,193	39	0.17
5.375% senior notes	347,641	9,619	5.58	—	—	—
3.875% convertible notes	143,394	4,210	5.92	247,477	7,060	5.75
Junior subordinated debentures	55,511	1,665	6.05	55,815	1,400	5.06
Senior and subordinated notes	437,069	2,181	1.01	552,554	2,826	1.03
Other long-term debt	5,449	146	5.40	7,154	131	3.69

Total interest-bearing liabilities	6,641,145	23,510	0.71	5,387,917	18,988	0.71
Portion of noninterest-bearing funding sources	10,036,150			7,534,353

Total funding sources	16,677,295	23,510	0.28	12,922,270	18,988	0.30

Noninterest-bearing funding sources:
Demand deposits	9,350,705			6,959,200
Other liabilities	237,261			166,177
SVBFG stockholders’ equity	1,359,848			1,181,674
Noncontrolling interests	514,249			367,613
Portion used to fund interest-earning assets	(10,036,150)			(7,534,353)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$18,103,208			$14,062,581

Net interest income and margin		$251,735	3.04%		$208,310	3.25%

Total deposits	$14,969,806			$11,438,924

Average SVBFG stockholders’ equity as a percentage of average assets			7.51%			8.40%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(983)			(1,034)

Net interest income, as reported		$250,752			$207,276

(1)	Includes average interest-bearing deposits in other financial institutions of $270.0 million and $192.8 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, balances also include $1.6 billion and $4.0 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities are based on amortized cost, therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $840.9 million and $628.5 million for the six months ended June 30, 2011 and 2010, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for (Reduction of) Loan Losses

Our provision for (reduction of) loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. The following table summarizes our allowance for loan losses for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Allowance for loan losses, beginning balance	$82,051	$68,271	$82,627	$72,450
Provision for (reduction of) loan losses	134	7,408	(2,913)	18,153
Gross loan charge-offs	(4,293)	(7,133)	(8,615)	(28,313)
Loan recoveries	4,263	3,243	11,056	9,499

Allowance for loan losses, ending balance	$82,155	$71,789	$82,155	$71,789

Provision (Reduction of) as a percentage of total gross loans (annualized)	0.01%	0.66%	(0.10)%	0.82%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.31	0.69	0.32	1.38
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	—	0.38	(0.09)	0.91
Allowance for loan losses as a percentage of period-end total gross loans	1.36	1.60	1.36	1.60
Period-end total gross loans	$6,030,966	$4,485,562	$6,030,966	$4,485,562
Average total gross loans	5,579,271	4,144,210	5,468,200	4,146,683

We had a provision for loan losses of $0.1 million for the three months ended June 30, 2011, compared to a provision of $7.4 million for the comparable 2010 period. The provision of $0.1 million was due to an increase in allowance for the increase in period-end loans, largely offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients. Gross loan charge-offs of $4.3 million for the three months ended June 30, 2011 were primarily from our other commercial loans portfolio. Loan recoveries of $4.3 million for the three months ended June 30, 2011 were primarily from our software client portfolio.

We had a reduction of provision for loan losses of $2.9 million for the six months ended June 30, 2011, compared to a provision of $18.2 million for the comparable 2010 period. Gross loan charge-offs of $8.6 million for the six months ended June 30, 2011 were primarily from our life sciences, other commercial loans and software client portfolios. Loan recoveries of $11.1 million for the six months ended June 30, 2011 were primarily from our software client portfolio.

Our allowance for loan losses as a percentage of total gross loans decreased from 1.60 percent at June 30, 2010 to 1.36 percent at June 30, 2011, primarily due to a reduction in the allowance for our performing loans. Our allowance for loan losses for total gross performing loans as a percentage of total gross performing loans was 1.27 percent at June 30, 2011, compared to 1.37 percent at December 31, 2010.

Noninterest Income

A summary of noninterest income for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change		2011	2010	% Change
Gains on investment securities, net	$71,680	$4,805	NM	%	$123,017	$20,809	NM %
Foreign exchange fees	10,354	8,255	25.4		20,851	17,116	21.8
Deposit service charges	7,838	7,734	1.3		14,955	14,959	(0.0)
Gains on derivative instruments, net	13,651	1,326	NM		14,202	3,308	NM
Credit card fees	4,364	3,027	44.2		8,181	5,714	43.2
Client investment fees	3,107	4,941	(37.1)		6,768	8,881	(23.8)
Letters of credit and standby letters of credit income	2,702	2,606	3.7		5,412	5,117	5.8
Other	10,012	7,463	34.2		20,276	13,526	49.9

Total noninterest income	$123,708	$40,157	NM		$213,662	$89,430	138.9

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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended June 30,				Six months ended June 30,
Non-GAAP noninterest income, net of noncontrolling interests
(Dollars in thousands)	2011	2010	% Change		2011	2010	% Change
GAAP noninterest income (as reported)	$123,708	$40,157	NM	%	$213,662	$89,430	138.9%
Less: income attributable to noncontrolling interests, including carried interest	26,558	2,921	NM		70,120	16,812	NM

Noninterest income, net of noncontrolling interests	97,150	37,236	160.9		143,542	72,618	97.7
Less: gains on sales of available-for-sale securities	37,314	1,094	NM		37,314	1,094	NM

Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$59,836	$36,142	65.6		$106,228	$71,524	48.5

NM—Not meaningful

Gains on Investment Securities, Net

Net gains on investment securities include both gains from our non-marketable and marketable securities, as well as gains from sales of our available-for-sale securities portfolio (when applicable).

Our available-for-sale securities portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains or losses on investment securities.

We experience variability in the performance of our non-marketable and marketable investments from quarter to quarter, which results in net gains or losses on investment securities. This variability is due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains from investment securities and as such our results for a particular period are not necessarily indicative of our performance in a future period. In 2010, we saw some improvement in venture capital/private equity investment levels and increased M&A and IPO activity among these portfolio companies. This trend continued into the first half of 2011.

For the three months ended June 30, 2011, we had net gains on investment securities of $71.7 million, compared to net gains of $4.8 million for the comparable 2010 period. Net of noncontrolling interests, net gains on investment securities were $45.2 million for the three months ended June 30, 2011, compared to $1.2 million for the comparable 2010 period. The net gains, net of noncontrolling interests, of $45.2 million for the three months ended June 30, 2011 were primarily attributable to the following:

•	Gains of $37.3 million from sales of $1.4 billion of certain available-for-sale securities. These securities were sold as part of our portfolio management strategy of managing duration risk.

•

Net gains of $4.2 million from our managed funds of funds, primarily due to the continued trend of increased valuations and liquidity events from companies in the underlying funds, largely driven by internet and social networking companies.

•

Net gains of $3.5 million from our strategic and other investments, which included gains of $2.3 million from the sale of shares of a company that completed an IPO during the quarter. These shares were originally acquired through the exercise of equity warrant assets.

For the six months ended June 30, 2011, we had net gains on investment securities of $123.0 million, compared to net gains of $20.8 million for the comparable 2010 period. Net of noncontrolling interests, net gains on investment securities were $53.2 million for the six months ended June 30, 2011, compared to $4.5 million for the comparable 2010 period. The net gains, net of noncontrolling interests, of $53.2 million for the six months ended June 30, 2011 were primarily attributable to the following:

•	Gains of $37.3 million from sales of $1.4 billion of certain available-for-sale securities. These securities were sold as part of our portfolio management strategy of managing duration risk.

•

Net gains of $8.4 million from our managed funds of funds, primarily due to the continued trend of increased valuations and liquidity events from companies in the underlying funds, largely driven by internet and social networking companies.

•

Net gains of $5.2 million from our strategic and other investments, which included gains of $2.3 million from the sale of shares of a company that completed an IPO during the quarter. These shares were originally acquired through the exercise of equity warrant assets.

The following tables provide a summary of net gains on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30, 2011
(Dollars in thousands)	Managed Funds of Funds	Managed Co- Investment Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains (losses) on investment securities, net	$31,984	$(1,840)	$814	$37,221	$3,501	$71,680
Less: income (loss) attributable to noncontrolling interests, including carried interest	27,752	(1,066)	(249)	—	—	26,437

Net gains (losses) on investment securities, net of noncontrolling interests	4,232	(774)	1,063	37,221	3,501	45,243
Less: gains on sales of certain available-for-sale securities	—	—	—	(37,314)	—	(37,314)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$4,232	$(774)	$1,063	$(93)	$3,501	$7,929

	Three months ended June 30, 2010
(Dollars in thousands)	Managed Funds of Funds	Managed Co- Investment Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains (losses) on investment securities, net	$2,894	$1,477	$(411)	$841	$4	$4,805
Less: income (loss) attributable to noncontrolling interests, including carried interest	2,141	1,510	(87)	—	—	3,564

Net gains (losses) on investment securities, net of noncontrolling interests	753	(33)	(324)	841	4	1,241
Less: gains on sales of available-for-sale securities	—	—	—	(1,094)	—	(1,094)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$753	$(33)	$(324)	$(253)	$4	$147

	Six months ended June 30, 2011
(Dollars in thousands)	Managed Funds of Funds	Managed Co- Investment Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$75,376	$2,106	$3,102	$37,283	$5,150	$123,017
Less: income attributable to noncontrolling interests, including carried interest	66,962	2,820	40	—	—	69,822

Net gains (losses) on investment securities, net of noncontrolling interests	8,414	(714)	3,062	37,283	5,150	53,195
Less: gains on sales of available-for-sale securities	—	—	—	(37,314)	—	(37,314)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$8,414	$(714)	$3,062	$(31)	$5,150	$15,881

	Six months ended June 30, 2010
(Dollars in thousands)	Managed Funds of Funds	Managed Co- Investment Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$18,350	$400	$849	$868	$342	$20,809
Less: income (loss) attributable to noncontrolling interests, including carried interest	16,261	108	(27)	—	—	16,342

Net gains on investment securities, net of noncontrolling interests	2,089	292	876	868	342	4,467
Less: gains on sales of available-for-sale securities	—	—	—	(1,094)	—	(1,094)

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$2,089	$292	$876	$(226)	$342	$3,373

Foreign Exchange Fees

Foreign exchange fees were $10.4 million and $20.9 million for the three and six months ended June 30, 2011, respectively, compared to $8.3 million and $17.1 million for the comparable 2010 periods. The increase was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $2.4 billion and $4.6 billion for the three and six months ended June 30, 2011, compared to $1.3 billion and $2.8 billion for the comparable 2010 periods.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
(Losses) gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$315	$327	(3.7)%	$790	$619	27.6%
(Losses) gains on internal foreign exchange forward contracts, net (2)	(483)	1,332	(136.3)	(3,051)	3,378	(190.3)

Total (losses) gains on foreign exchange forward contracts, net	(168)	1,659	(110.1)	(2,261)	3,997	(156.6)
Change in fair value of interest rate swap	(67)	—	(100.0)	(67)	—	(100.0)
Net gains (losses) on other derivatives	25	—	100.0	(1,327)	—	100.0
Equity warrant assets: (3)
Gains on exercise, net	7,581	788	NM	9,605	1,637	NM
Change in fair value:
Cancellations and expirations	(723)	(744)	(2.8)	(1,304)	(2,526)	(48.4)
Other changes in fair value	7,003	(377)	NM	9,556	200	NM

Total net gains (losses) on equity warrant assets (4)	13,861	(333)	NM	17,857	(689)	NM

Total gains on derivative instruments, net	$13,651	$1,326	NM	$14,202	$3,308	NM

NM—Not meaningful

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	At June 30, 2011, we held warrants in 1,153 companies, compared to 1,146 companies at June 30, 2010.
(4)	Includes net gains (losses) on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net Income Attributable to Noncontrolling Interests.”

Net gains on derivative instruments were $13.7 million for the three months ended June 30, 2011, compared to net gains of $1.3 million for the comparable 2010 period. The increase of $12.4 million was primarily attributable to the following:

•

Net gains on equity warrant assets of $13.9 million for the three months ended June 30, 2011, compared to net losses of $0.3 million for the comparable 2010 period. The net gains of $13.9 million for the three months ended June 30, 2011 were comprised of the following:

•	Realized gains of $7.6 million from the exercise of certain equity warrant positions. These exercises were driven by increased IPO and M&A activity.

•	Unrealized gains of $7.0 million from valuation increases in our equity warrant portfolio.

•	Losses of $0.7 million from equity warrant cancellations and expirations.

•

Net losses of $0.5 million on foreign exchange forward contracts for our foreign currency denominated loans in the three months ended June 30, 2011, compared to net gains of $1.3 million for the comparable 2010 period. The net losses of $0.5 million in the three months ended June 30, 2011 were primarily due to the weakening of the U.S. dollar against the Euro, and were offset by net gains of $0.5 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income

Net gains on derivative instruments were $14.2 million for the six months ended June 30, 2011, compared to net gains of $3.3 million for the comparable 2010 period. The increase of $10.9 million was primarily attributable to the following:

•

Net gains on equity warrant assets of $17.9 million for the six months ended June 30, 2011, compared to net losses of $0.7 million for the comparable 2010 period. The net gains of $17.9 million for the six months ended June 30, 2011 were comprised of the following.

•	Realized gains of $9.6 million from the exercise of certain equity warrant positions. These exercises were driven by increased IPO and M&A activity.

•	Unrealized gains of $9.6 million from valuation increases in our equity warrant portfolio.

•	Losses of $1.3 million from equity warrant cancellations and expirations.

•

Net losses from foreign exchange forward contracts hedging our foreign currency denominated loans of $3.1 million for the six months ended June 30, 2011, compared to net gains of $3.4 million for the comparable 2010 period. The net losses of $3.1 million for the six months ended June 30, 2011 were primarily due to the weakening of the U.S. dollar against the Pound Sterling and Euro. These losses were partially offset by net gains of $3.2 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

Credit Card Fees

Credit card fees were $4.4 million and $8.2 million for the three and six months ended June 30, 2011, respectively, compared to $3.0 million and $5.7 million for the comparable 2010 periods. The increases were primarily due to the addition of new clients, as well as an increase in client activity.

Client Investment Fees

Client investment fees were $3.1 million and $6.8 million for the three and six months ended June 30, 2011, respectively, compared to $4.9 million and $8.9 million for the comparable 2010 periods. The decreases were primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, partially offset by an increase in average client investment funds. The following table summarizes average client investment funds for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Client directed investment assets	$9,134	$9,340	(2.2)%	$9,236	$9,364	(1.4)%
Client investment assets under management	8,540	6,164	38.5	8,008	5,922	35.2
Sweep money market funds	85	—	100.0	42	—	100.0

Total average client investment funds	$17,759	$15,504	14.5	$17,286	$15,286	13.1

The following table summarizes period-end client investment funds at June 30, 2011 and December 31, 2010:

(Dollars in millions)	June 30, 2011	December 31, 2010	% Change
Client directed investment assets	$8,515	$9,479	(10.2)%
Client investment assets under management	9,444	7,415	27.4
Sweep money market funds	200	—	100.0

Total period-end client investment funds	$18,159	$16,894	7.5

The increases in average and period-end balances were primarily due to an increase in client investment assets under management, mainly attributable to a steadily improving funding environment for both private and public clients, as well as our increased efforts to move funds off the balance sheet as part of our overall deposit strategy.

Other Noninterest Income

A summary of other noninterest income for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Fund management fees	$2,663	$2,698	(1.3)%	$5,351	$5,396	(0.8)%
Service-based fee income (1)	2,587	2,622	(1.3)	4,812	4,618	4.2
Unused commitment fees	1,808	1,393	29.8	3,294	2,607	26.4
Gains (losses) on foreign currency loans revaluation, net	502	(916)	(154.8)	3,191	(2,946)	NM
Loan syndication fees	870	—	—	870	—	—
Currency revaluation (losses) gains	(881)	(692)	27.3	(1,121)	326	NM
Other	2,463	2,358	4.5	3,879	3,525	10.0

Total other noninterest income	$10,012	$7,463	34.2	$20,276	$13,526	49.9

NM—Not meaningful

(1)	Includes income from SVB Analytics

Other noninterest income was $10.0 million and $20.3 million for the three and six months ended June 30, 2011, respectively, compared to $7.5 million and $13.5 million for the comparable 2010 periods. The increase of $2.5 million for the three month period was primarily due to net gains from revaluation of foreign currency denominated loans of $0.5 million for the three months ended June 30, 2011, compared to net losses of $0.9 million for the comparable 2010 period. Net gains from revaluation of foreign currency denominated loans of $0.5 million for the three months ended June 30, 2011 were primarily due to the weakening of the U.S. dollar against the Euro and were partially offset by net losses of $0.5 million from foreign exchange forward contracts, which we use to reduce our foreign exchange exposure related to certain foreign currency denominated loans and are included in net gains on derivative instruments.

The increase of $6.8 million for the six month period was primarily due to net gains from revaluation of foreign currency denominated loans of $3.2 million for the six months ended June 30, 2011, compared to net losses of $2.9 million for the comparable 2010 period. Net gains from revaluation of foreign currency denominated loans of $3.2 million for the six months ended June 30, 2011 were primarily due to the weakening of the U.S. dollar against the Pound Sterling and Euro and were partially offset by net losses of $3.1 million from foreign exchange forward contracts, which we use to reduce our foreign exchange exposure related to certain foreign currency denominated loans and are included in net gains on derivative instruments.

Noninterest Expense

A summary of noninterest expense for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Compensation and benefits	$79,888	$59,993	33.2%	$155,520	$119,823	29.8%
Professional services	13,891	12,642	9.9	26,878	24,740	8.6
Premises and equipment	6,440	5,319	21.1	12,352	11,103	11.2
Business development and travel	5,890	5,103	15.4	11,543	9,389	22.9
Net occupancy	4,546	4,649	(2.2)	9,196	9,337	(1.5)
FDIC assessments	2,163	5,587	(61.3)	5,638	10,636	(47.0)
Correspondent bank fees	2,202	1,956	12.6	4,365	3,904	11.8
Provision for unfunded credit commitments	976	2,376	(58.9)	76	869	(91.3)
Other	5,036	6,555	(23.2)	12,899	12,955	(0.4)

Total noninterest expense	$121,032	$104,180	16.2	$238,467	$202,756	17.6

Compensation and Benefits

Compensation and benefits expense was $79.9 million for the three months ended June 30, 2011, compared to $60.0 million for the comparable 2010 period. The increase of $19.9 million was primarily due to the following:

•

An increase of $11.0 million in incentive compensation and Employee Stock Ownership Plan (“ESOP”) expenses due to our strong financial performance in the second quarter of 2011 and our current expectation that we will exceed our internal performance targets for 2011.

•

An increase of $4.1 million in salaries and wages expense, primarily due to an increase in the number of average FTE employees to support our sales and advisory positions and continued investment in growth initiatives and related infrastructure support, as well as from merit increases. Average FTEs increased by 139 to 1,416 average FTEs in the second quarter of 2011, compared to 1,277 average FTEs in the second quarter of 2010.

Compensation and benefits expense was $155.5 million for the six months ended June 30, 2011, compared to $119.8 million for the comparable 2010 period. The increase of $35.7 million was primarily due to the following:

•

An increase of $18.7 million in incentive compensation and ESOP expenses due to our strong financial performance in the first half of 2011 and our current expectation that we will exceed our internal performance targets for 2011.

•

An increase of $8.7 million in salaries and wages expense, primarily due to an increase in the number of average FTE, as well as from merit increases. Average FTEs increased by 129 to 1,403 average FTEs in the six months ended June 30, 2011, compared to 1,274 average FTEs in the comparable 2010 period.

Our variable compensation plans primarily consist of our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $30.0 million and $56.0 million for the three and six months ended June 30, 2011, respectively, compared to $17.7 million and $34.2 million for the comparable 2010 periods. These amounts are included in total compensation and benefits expense discussed above.

Federal Deposit Insurance Corporation (“FDIC”) Assessments

FDIC assessments were $2.2 million and $5.6 million for the three and six months ended June 30, 2011, compared to $5.6 million and $10.6 million for the comparable 2010 periods. The decreases were primarily due to higher FDIC assessment rates in the second quarter of 2010 associated with the FDIC’s Temporary Liquidity Guarantee Program as well as changes in our assessment calculation by the FDIC beginning in April 2011 pursuant to the Dodd-Frank Act.

Provision for Unfunded Credit Commitments

We calculate changes to our provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a provision for unfunded credit commitments of $1.0 million for the three months ended June 30, 2011, compared to a provision of $2.4 million for the comparable 2010 period. The provision for unfunded credit commitments of $1.0 million for the three months ended June 30, 2011 was primarily due to an increase in unfunded credit commitment balances, which increased by $380.1 million to $6.7 billion at June 30, 2011, compared to $6.3 billion at March 31, 2011.

Other Noninterest Expense

A summary of other noninterest expense for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Telephone	$1,416	$1,090	29.9%	$2,766	$2,230	24.0%
Data processing services	1,429	925	54.5	2,492	1,902	31.0
Tax credit fund amortization	1,101	1,005	9.6	2,154	2,057	4.7
Client services	1,037	767	35.2	1,839	1,355	35.7
Postage and supplies	562	603	(6.8)	1,084	1,074	0.9
Dues and publications	327	444	(26.4)	701	649	8.0
Net gain from note repurchases and termination of corresponding interest rate swaps	(3,123)	—	(100.0)	(3,123)	—	(100.0)
Other	2,287	1,721	32.9	4,986	3,688	35.2

Total other noninterest expense	$5,036	$6,555	(23.2)	$12,899	$12,955	(0.4)

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

	Three months ended June 30,			Six months ended June 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2011	2010	% Change	2011	2010	% Change
GAAP noninterest expense	$121,032	$104,180	16.2%	$238,467	$202,756	17.6%
Less: amounts attributable to noncontrolling interests	2,621	2,880	(9.0)	6,102	6,111	(0.1)
Less: net gain from note repurchases and termination of corresponding interest rate swaps	(3,123)	—	(100.0)	(3,123)	—	(100.0)

Non-GAAP noninterest expense, net of noncontrolling interests and excluding net gains from debt repurchases	$121,534	$101,300	20.0	$235,488	$196,645	19.8

GAAP taxable equivalent net interest income	$130,929	$106,948	22.4	$251,735	$208,310	20.8
Less: income attributable to noncontrolling interests	45	25	80.0	52	18	188.9

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	130,884	106,923	22.4	251,683	208,292	20.8
Non-GAAP noninterest income, net of noncontrolling interests and and excluding gains on sales of certain available-for-sale securities (1)	59,836	36,142	65.6	106,228	71,524	48.5

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$190,720	$143,065	33.3	$357,911	$279,816	27.9

Non-GAAP operating efficiency ratio (2)	63.72%	70.81%	(10.0)	65.80%	70.28%	(6.4)

(1)	See “Noninterest Income” above for a description and reconciliation of non-GAAP noninterest income.
(2)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.

Net Income Attributable to Noncontrolling Interests

Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.

In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to the Company’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and six months ended June 30, 2011 and 2010, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income (1)	$(45)	$(25)	80.0%	$(52)	$(18)	188.9%
Noninterest income (1)	(28,418)	(3,463)	NM	(70,789)	(17,746)	NM
Noninterest expense (1)	2,621	2,880	(9.0)	6,102	6,111	(0.1)
Carried interest (2)	1,860	542	NM	669	934	(28.4)

Net income attributable to noncontrolling interests	$(23,982)	$(66)	NM	$(64,070)	$(10,719)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing our managed funds, the preferred allocation earned by the general partner entity managing one of our consolidated debt funds, and the preferred allocation earned by the limited partners of two of our managed funds of funds.

Income Taxes

Our effective tax expense rate was 39.7 percent for the three months ended June 30, 2011, compared to 39.6 percent for the comparable 2010 period. Our effective tax expense rate was 40.1 percent for the six months ended June 30, 2011, compared to an effective tax expense of 39.0 percent for the comparable 2010 period. The increase in the tax rate for the six month period was primarily attributable to the lower tax impact of tax advantaged investments on our overall pre-tax income for the six months ended June 30, 2011.

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

The following is our reportable segment information for the three and six months ended June 30, 2011 and 2010, respectively:

Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$108,452	$90,983	19.2%	$212,254	$178,451	18.9%
(Provision for) reduction of loan losses	(730)	(7,571)	(90.4)	661	(18,427)	(103.6)
Noninterest income	36,551	32,862	11.2	71,415	63,804	11.9
Noninterest expense	(85,462)	(73,877)	15.7	(171,847)	(145,201)	18.4

Income before income tax expense	$58,811	$42,397	38.7	$112,483	$78,627	43.1

Total average loans, net of unearned income	$4,822,497	$3,673,144	31.3	$4,766,104	$3,669,378	29.9
Total average assets	5,264,434	4,006,279	31.4	5,169,591	4,004,197	29.1
Total average deposits	15,099,789	11,767,045	28.3	14,803,648	11,308,998	30.9

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Net interest income from our Global Commercial Bank (“GCB”) increased by $17.5 million for the three months ended June 30, 2011, primarily due to an increase in loan interest income of $13.8 million resulting primarily from an increase in average loan balances and an increase in the FTP earned for deposits of $7.7 million due to significant deposit growth. These increases were partially offset by a decrease in the FTP earned for deposits of $8.7 million due to decreases in market interest rates.

We had a provision for loan losses for GCB of $0.7 million for the three months ended June 30, 2011, compared to a provision of $7.6 million for the comparable 2010 period. The provision of $0.7 million was due to an increase in allowance for the increase in loan balances, largely offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients.

Noninterest income increased by $3.7 million for the three months ended June 30, 2011, primarily due to an increase in foreign exchange fees and credit card fees, partially offset by a decrease in client investment fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $2.4 billion for the three months ended June 30, 2011, compared to $1.3 billion for the comparable 2010 period. The increase in credit card fees was primarily due to the addition of new clients and an increase in client activity. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets.

Noninterest expense increased by $11.6 million for the three months ended June 30, 2011, primarily due to an increase in incentive compensation, ESOP and salaries and wages expenses. The increase in incentive compensation and ESOP expenses was due to our strong financial performance in the second quarter of 2011 and our current expectation that we will exceed our internal performance targets for 2011. The increase in salaries and wages was primarily due to an increase in the average number of FTE employees at GCB, which increased to 1,115 for the three months ended June 30, 2011, compared to 1,026 for the comparable 2010 period, as well as from merit increases. The increase in average FTE’s was attributable to increases in positions for product development, operational, sales and advisory, as well as to support our global commercial banking operations and initiatives.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Net interest income from our GCB increased by $33.8 million for the six months ended June 30, 2011, primarily due to an increase in loan interest income of $27.2 million resulting primarily from an increase in average loan balances and an increase in the FTP earned for deposits of $16.4 million due to significant deposit growth. These increases were partially offset by a decrease in the FTP earned for deposits of $16.6 million due to decreases in market interest rates.

We had a reduction of provision for loan losses for GCB of $0.7 million for the six months ended June 30, 2011, compared to a provision of $18.4 million for the comparable 2010 period. The reduction of provision of $0.7 million was primarily due to net recoveries recognized in the six months ended June 30, 2011, as well as a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients. These decreases in provision were partially offset by an increase in allowance for the increase in loan balances.

Noninterest income increased by $7.6 million for the six months ended June 30, 2011, primarily due to an increase in foreign exchange fees and credit card fees, partially offset by a decrease in client investment fees. The increase in foreign exchange fees was primarily due to higher commissioned notional volumes, which increased to $4.6 billion for the six months ended June 30, 2011, compared to $2.8 billion for the comparable 2010 period. The increase in credit card fees was primarily due to the addition of new clients and an increase in client activity. The decrease in client investment fees was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets.

Noninterest expense increased by $26.6 million for the six months ended June 30, 2011, primarily due to an increase in incentive compensation, ESOP and salaries and wages expenses. The increase in incentive compensation and ESOP expenses was due to our strong financial performance in the first half of 2011 and our current expectation that we will exceed our internal performance targets for 2011. The increase in salaries and wages was primarily due to an increase in the average number of FTE employees at GCB, which increased to 1,108 for the six months ended June 30, 2011, compared to 1,021 for the comparable 2010 period, as well as from merit increases.

SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$4,837	$3,120	55.0%	$9,238	$6,200	49.0%
Reduction of provision for loan losses	596	163	NM	2,252	274	NM
Noninterest income	136	132	3.0	223	237	(5.9)
Noninterest expense	(2,477)	(1,036)	139.1	(4,480)	(2,065)	116.9

Income before income tax expense	$3,092	$2,379	30.0	$7,233	$4,646	55.7

Total average loans, net of unearned income	$642,287	$431,598	48.8	$613,467	$431,125	42.3
Total average assets	642,744	431,676	48.9	613,734	431,268	42.3
Total average deposits	156,765	153,950	1.8	153,520	139,108	10.4

NM—Not meaningful

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Net interest income from SVB Private Bank increased by $1.7 million for the three months ended June 30, 2011, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.

We had a reduction of provision for loan losses for SVB Private Bank of $0.6 million for the three months ended June 30, 2011, compared to a reduction of provision of $0.2 million for the comparable 2010 period. The reduction of provision of $0.6 million was primarily due to the strong overall credit quality of our clients.

Noninterest expense increased by $1.4 million for the three months ended June 30, 2011, primarily due to an increase in compensation and benefits expense of $1.2 million attributable to an increase in incentive compensation and salaries and wages expenses. The increase in incentive compensation expense was primarily due to our strong financial performance in the second quarter of 2011 and our current expectation that we will exceed our internal performance targets for 2011. The increase in salaries and wages expense was primarily due to an increase in the number FTEs at SVB Private Bank, which increased by 17 to 31 FTEs for the three months ended June 30, 2011, compared to 14 FTEs for the comparable 2010 period.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Net interest income increased by $3.0 million for the six months ended June 30, 2011, primarily due to a to an increase in loan interest income resulting primarily from an increase in average loan balances.

We had a reduction of provision for loan losses for SVB Private Bank of $2.3 million for the six months ended June 30, 2011, compared to a reduction of provision of $0.3 million for the comparable 2010 period. The reduction of provision of $2.3 million was due to the strong overall credit quality of our clients.

Noninterest expense increased by $2.4 million for the six months ended June 30, 2011, primarily due to an increase in compensation and benefits expense of $1.9 million attributable to an increase in incentive compensation and salaries and wages expenses. The increase in incentive compensation expense was primarily due to our strong financial performance during the first half of 2011 and our current expectation that we will exceed our internal performance targets for 2011. The increase in salaries and wages expense was primarily due to an increase in the number FTEs at SVB Private Bank, which increased by 12 to 27 FTEs for the six months ended June 30, 2011, compared to 15 FTEs for the comparable 2010 period.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income (loss)	$3	$—	100.0%	$4	$(1)	NM	%
Noninterest income	6,716	2,956	127.2	14,006	7,870	78.0
Noninterest expense	(3,111)	(3,632)	(14.3)	(6,253)	(7,158)	(12.6)

Income (loss) before income tax expense	$3,608	$(676)	NM	$7,757	$711	NM

Total average assets	$232,381	$144,426	60.9	$222,570	$146,001	52.4

NM—Not meaningful

SVB Capital’s components of noninterest income primarily include net gains and losses on marketable and non-marketable securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ underlying investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not to be indicative of future performance.

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Noninterest income increased by $3.8 million to $6.7 million for the three months ended June 30, 2011, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $4.0 million for the three months ended June 30, 2011, compared to net gains of $0.4 million for the comparable 2010 period. The net gains on investment securities of $4.0 million for the three months ended June 30, 2011 were primarily related to net gains of $4.2 million from our managed funds of funds attributable to the continued trend of increased valuations and liquidity events from companies in the underlying funds, largely driven by internet and social networking companies.

•	We received fund management fees of $2.7 million for both the three months ended June 30, 2011, and 2010.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Noninterest income increased by $6.1 million to $14.0 million for the six months ended June 30, 2011, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $8.6 million for the six months ended June 30, 2011, compared to net gains of $2.4 million for the comparable 2010 period. The net gains on investment securities of $8.6 million for the six months ended June 30, 2011 were primarily related to net gains of $8.4 million from our managed funds of funds attributable to the continued trend of increased valuations and liquidity events from companies in the underlying funds, largely driven by internet and social networking companies.

•	We received fund management fees of $5.4 million for both the six months ended June 30, 2011 and 2010.

Consolidated Financial Condition

Our total assets were $19.4 billion at June 30, 2011, an increase of $1.9 billion, or 10.5 percent, compared to $17.5 billion at December 31, 2010. The increase was primarily due to increases in our available-for-sale securities portfolio due to the growth in our deposit balances.

Cash and Due from Banks

Cash and due from banks totaled $2.1 billion at June 30, 2011, a decrease of $572.3 million, or 21.4 percent, compared to $2.7 billion at December 31, 2010. The decrease was primarily due to the investment of excess cash previously held at the Federal Reserve into available-for-sale securities, as well as the use of cash to settle the maturity of our 3.875% Convertible Notes in April 2011 and the repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011. These decreases were partially offset by increases in cash from our continued growth in deposits.

As of June 30, 2011 and December 31, 2010, $1.5 billion and $2.2 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $260.4 million and $246.3 million, respectively.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $464.8 million at June 30, 2011, a decrease of $61.1 million compared to $403.7 million at December 31, 2010. The decrease was primarily due to cash management strategies.

Investment Securities

Investment securities totaled $10.5 billion at June 30, 2011, an increase of $1.9 billion, or 21.0 percent, compared to $8.6 billion at December 31, 2010. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

Available-for-Sale Securities

Our available-for-sale portfolio is a fixed income investment portfolio that is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $9.6 billion at June 30, 2011, an increase of $1.7 billion, or 21.0 percent, compared to $7.9 billion at December 31, 2010. The increase was primarily due to purchases of new investments of $4.3 billion during the six months ended June 30, 2011, partially offset by sales of $1.4 billion and paydowns of $1.3 billion in securities. The purchases of new investments of $4.3 billion in the first half of 2011 were primarily comprised of fixed-rate agency-issued mortgage securities. The sales of securities of $1.4 billion during the first half of 2011 were comprised entirely of agency-issued mortgage securities.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At June 30, 2011, estimated portfolio duration was 2.0 years, compared to 2.5 years at December 31, 2010.

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

Non-marketable securities were $875.2 million as of June 30, 2011, an increase of $153.7 million, or 21.3 percent, from $721.5 million as of December 31, 2010. The increase was primarily attributable to additional capital calls for fund investments, as well as gains from our managed funds of funds.

The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)	$515,118	$75,088	$391,247	$69,676
Other venture capital investments (2)	114,070	11,049	111,843	10,504
Other investments	995	498	981	491
Non-marketable securities (equity method accounting):
Other investments	70,401	70,401	67,031	67,031
Low income housing tax credit funds	35,657	35,657	27,832	27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	125,580	125,580	110,466	110,466
Other venture capital investments	13,373	13,373	12,120	12,120

Total non-marketable securities	$875,194	$331,646	$721,520	$298,120

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$44,643	$5,608	$44,722	$5,618
SVB Strategic Investors Fund II, LP	116,475	9,983	94,694	8,117
SVB Strategic Investors Fund III, LP	185,067	10,865	146,613	8,607
SVB Strategic Investors Fund IV, LP	83,506	4,175	40,639	2,032
SVB Capital Preferred Return Fund, LP	35,802	13,359	23,071	12,262
SVB Capital—NT Growth Partners, LP	36,934	23,082	28,624	24,434
SVB Capital Partners II, LP	4,925	250	4,506	229
Other private equity fund	7,766	7,766	8,378	8,377

Total venture capital and private equity fund investments	$515,118	$75,088	$391,247	$69,676

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$22,250	$2,380	$21,371	$2,286
SVB Capital Partners II, LP	47,568	2,416	51,545	2,618
SVB India Capital Partners I, LP	42,777	6,153	38,927	5,600
SVB Capital Shanghai Yangpu Venture Capital Fund	1,475	100	—	—

Total other venture capital investments	$114,070	$11,049	$111,843	$10,504

Loans

Loans, net of unearned income were $6.0 billion at June 30, 2011, an increase of $456.9 million, or 8.3 percent, compared to $5.5 billion at December 31, 2010. Unearned income was $52.3 million at June 30, 2011, compared to $45.5 million at December 31, 2010. The majority of our loans are commercial in nature. Total gross loans were $6.0 billion at June 30, 2011, an increase of $463.8 million, or 8.3 percent, compared to $5.6 billion at December 31, 2010. The increase was primarily due to increases in loans to software, SVB Private Bank (included in consumer loans) and hardware clients. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$2,056,445	34.1%	$1,838,996	33.0%
Hardware	653,013	10.8	567,352	10.2
Clean technology	240,020	4.0	161,133	2.9
Venture capital/private equity	1,020,616	16.9	1,046,670	18.8
Life science	631,760	10.5	574,554	10.3
Premium wine	128,182	2.1	144,953	2.6
Other	260,352	4.3	306,594	5.5

Total commercial loans	4,990,388	82.7	4,640,252	83.3

Real estate secured loans:
Premium wine	341,521	5.7	312,215	5.6
Consumer loans	462,791	7.7	361,607	6.5

Total real estate secured loans	804,312	13.4	673,822	12.1

Construction loans	38,108	0.6	60,360	1.1
Consumer loans	198,158	3.3	192,771	3.5

Total gross loans	$6,030,966	100.0%	$5,567,205	100.0%

Loan Concentration

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of June 30, 2011:

	June 30, 2011
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$749,429	$326,994	$454,689	$417,322	$108,011	$2,056,445
Hardware	249,893	158,858	81,038	26,462	136,762	653,013
Clean technology	71,379	21,534	58,758	52,918	35,431	240,020
Venture capital/private equity	251,251	141,576	266,660	139,535	221,594	1,020,616
Life science	209,618	117,126	99,658	48,501	156,857	631,760
Premium wine (1)	66,628	16,529	39,725	5,300	—	128,182
Other	70,812	6,563	72,464	—	110,513	260,352

Commercial loans	1,669,010	789,180	1,072,992	690,038	769,168	4,990,388

Real estate secured loans:
Premium wine (1)	120,982	58,174	84,639	46,226	31,500	341,521
Consumer loans (2)	368,686	34,110	59,995	—	—	462,791

Real estate secured loans	489,668	92,284	144,634	46,226	31,500	804,312

Construction loans	12,517	25,591	—	—	—	38,108
Consumer loans (2)	68,006	55,536	36,416	—	38,200	198,158

Total gross loans	$2,239,201	$962,591	$1,254,042	$736,264	$838,868	$6,030,966

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At June 30, 2011, gross loans (individually or in the aggregate) totaling $1.6 billion, or 26.1 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 51 clients, and of these loans, none were on nonaccrual status as of June 30, 2011.

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

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 9.8 percent of total gross loans at June 30, 2011, compared to 9.0 percent of total gross loans at December 31, 2010. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At June 30, 2011, our lending to venture capital/private equity firms represented 16.9 percent of total gross loans, compared to 18.8 percent of total gross loans at December 31, 2010. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At June 30, 2011, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 8.6 percent and 5.2 percent, respectively, of total gross loans, compared to 8.5 percent and 6.5 percent, respectively at December 31, 2010. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business which could be impacted.

Approximately 45.1 percent and 7.4 percent of our outstanding total gross loan balances as of June 30, 2011 were to borrowers based in the states of California and Massachusetts, respectively, compared to 45.9 percent and 6.6 percent, respectively, as of December 31, 2010. Other than California, there are no states with balances greater than 10 percent.

See generally “Risk Factors—Credit Risks” set forth in our 2010 Form 10-K.

Credit Quality Indicators

As of June 30, 2011, our criticized and impaired loans represented 8.6 percent of our total gross loans. This compares to 7.0 percent at December 31, 2010. A majority of our criticized loans are from our SVB Accelerator practice, which serves our emerging or early stage clients, and make up approximately 10 percent of our loan portfolio. It is common for an early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion their life cycle. The increase in criticized loans from December 31, 2010 to June 30, 2011 was primarily due to the timing of certain early-stage clients’ cash flow cycles. We believe that our current criticized loan levels are representative of ongoing levels of criticized assets.

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

(Dollars in thousands)	June 30, 2011	December 31, 2010
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$2	$44
Impaired loans	36,335	39,426

Total gross nonperforming loans	$36,337	$39,470

Nonperforming loans as a percentage of total gross loans	0.60%	0.71%
Nonperforming assets as a percentage of total assets	0.09	0.23
Allowance for loan losses	$82,155	$82,627
As a percentage of total gross loans	1.36%	1.48%
As a percentage of total gross nonperforming loans	226.09	209.34
Allowance for loan losses for impaired loans	$6,248	$6,936
As a percentage of total gross loans	0.10%	0.12%
As a percentage of total gross nonperforming loans	17.19	17.57
Allowance for loan losses for total gross performing loans	$75,907	$75,691
As a percentage of total gross loans	1.26%	1.36%
As a percentage of total gross performing loans	1.27	1.37
Reserve for unfunded credit commitments (1)	$17,490	$17,414
Total gross loans	6,030,966	5,567,205
Total gross performing loans	5,994,629	5,527,735
Total unfunded credit commitments	6,697,256	6,270,505

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Impaired Loans

Average impaired loans for the three and six months ended June 30, 2011 were $35.0 million and $35.4 million, respectively, compared to $50.9 million and $50.6 million for the comparable 2010 periods. If the impaired loans had not been impaired, $0.8 million and $1.5 million in interest income would have been recorded for the three and six months ended June 30, 2011, respectively, compared to $0.8 million and $1.7 million for the comparable 2010 periods.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at June 30, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010	% Change
Foreign exchange spot contract assets, gross	$137,488	$13,335	NM
Derivative assets, gross (1)	83,090	115,222	(27.9)%
Accrued interest receivable	54,063	47,830	13.0
FHLB and FRB stock	38,890	38,618	0.7
Deferred tax assets	23,313	41,871	(44.3)
Prepaid FDIC assessments	12,448	17,530	(29.0)
Other assets	50,182	53,781	(6.7)

Total accrued interest receivable and other assets	$399,474	$328,187	21.7

NM—Not meaningful

(1)	See “Derivatives, Net” section below.

Foreign Exchange Spot Contract Assets

Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $124.2 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).

Accrued Interest Receivable

Accrued interest receivable consists of interest on available-for-sale securities and loans. The increase of $6.2 million was primarily due to an increase in interest receivable for our available-for-sale securities as a result of a $1.7 billion increase in our portfolio from December 31, 2010 to June 30, 2011.

Deferred tax assets

Our deferred tax assets balance was $23.3 million at June 30, 2011, compared to $41.9 million at December 31, 2010. The decrease was primarily due to the change in the deferred tax liability balance relating to the increase in the fair value of our available-for-sale securities portfolio.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at June 30, 2011 and December 31, 2010:

(Dollars in thousands)	June 30, 2011	December 31, 2010	% Change
Assets (liabilities):
Equity warrant assets	$56,941	$47,565	19.7%
Interest rate swaps—assets	13,296	52,017	(74.4)
Foreign exchange forward and option contracts—assets	11,567	11,349	1.9
Loan conversion options—assets	1,223	4,291	(71.5)
Client interest rate derivative assets	63	—	—
Foreign exchange forward and option contracts—liabilities	(11,333)	(10,267)	10.4
Client interest rate derivative liabilities	(65)	—	—

Total derivatives, net	$71,692	$104,955	(31.7)

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At June 30, 2011, we held warrants in 1,153 companies, compared to 1,157 companies at December 31, 2010. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$51,273	$40,845	$47,565	$41,292
New equity warrant assets	3,601	1,866	7,296	3,213
Non-cash increases in fair value	7,003	(377)	9,556	200
Exercised equity warrant assets	(4,213)	(993)	(6,172)	(1,582)
Terminated equity warrant assets	(723)	(744)	(1,304)	(2,526)

Balance, end of period	$56,941	$40,597	$56,941	$40,597

Interest Rate Swaps

For information on our interest rate swaps, see Note 8—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2011 and December 31, 2010 amounted to $0.2 million and $1.1 million, respectively.

Deposits

Deposits were $16.3 billion at June 30, 2011, an increase of $2.0 billion, or 13.5 percent, compared to $14.3 billion at December 31, 2010. The increase in our deposit balance was primarily from increases in our noninterest-bearing demand deposits of $1.7 billion. The overall increase in deposit balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. At June 30, 2011, 34.4 percent of our total deposits were interest-bearing deposits, compared to 37.1 percent at December 31, 2010.

At June 30, 2011, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $250.4 million, compared to $343.5 million at December 31, 2010. At June 30, 2011, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Long-Term Debt

At June 30, 2011, we had long-term debt of $609.6 million, compared to $1.2 billion at December 31, 2010. At June 30, 2011, long-term debt included 5.375% Senior Notes, 5.70% Senior Notes, 6.05% Subordinated Notes, 7.0% Junior Subordinated Debentures and 4.99% notes payable related to one of our debt fund investments. The decrease of $599.7 million was primarily due to the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011 and the repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011. For more information on our long-term debt, see Note 7—“Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities

A summary of other liabilities at June 30, 2011 and December 31, 2010, respectively, is as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010	% Change
Foreign exchange spot contract liabilities, gross	$206,394	$16,705	NM	%
Accrued compensation	66,534	79,068	(15.9)
Reserve for unfunded credit commitments	17,490	17,414	0.4
Derivative liabilities, gross (1)	11,398	10,267	11.0
Other	160,798	72,583	121.5

Total other liabilities	$462,614	$196,037	136.0

NM—Not meaningful

(1)	See “Derivatives, Net” section above.

Foreign Exchange Spot Contract Liabilities

Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $189.7 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).

Accrued Compensation

Accrued compensation includes amounts for vacation time, our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $12.5 million was primarily due to the June 30, 2011 balance including only six months worth of expenses for our Incentive Compensation Plans and Direct Drive Incentive Compensation Plan, compared to twelve months as of December 31, 2010.

Other

The increase in other liabilities of $88.2 million was primarily due to a purchase of available-for-sale securities on the last day of the quarter for $80.5 million which did not settle until July 1, therefore was classified as a liability as of June 30, 2011.

Noncontrolling Interests

Noncontrolling interests totaled $579.2 million and $473.9 million at June 30, 2011 and December 31, 2010, respectively. The increase of $105.3 million was primarily due to net income attributable to noncontrolling interests of $64.1 million for the six months ended June 30, 2011, primarily from our managed funds of funds, as well as $41.2 million of contributed capital from (net of distributions) investors in our managed funds.

Fair Value Measurements

At June 30, 2011, approximately 53.2 percent of our total assets, or $10.3 billion, consisted of financial assets recorded at fair value on a recurring basis, compared to 48.8 percent of our total assets, or $8.5 billion as of December 31, 2010. Of these assets as of June 30, 2011, 93.4 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 6.6 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. This compares to 93.6 percent and 6.4 percent, respectively, as of December 31, 2010. Our financial assets valued using Level 3 measurements at June 30, 2011 and December 31, 2010 represented non-marketable securities and equity warrant assets. At June 30, 2011, 0.1 percent of total liabilities, or $11.4 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs, compared to 0.1 percent, or $10.3 million as of December 31, 2010. During the six months ended June 30, 2011 and 2010, there were no transfers between Level 1 and Level 2. All transfers from Level 3 to Level 2 during the six months ended June 30, 2011 and 2010 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

As of June 30, 2011, our available-for-sale portfolio, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures, U.S. treasury securities, commercial mortgage-backed securities and municipal bonds and notes, represented $9.6 billion, or 93.1 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $7.9 billion, or 92.6 percent, as of December 31, 2010. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

Financial assets valued using Level 3 measurements consist primarily of our investments in venture capital and private equity funds and direct equity investments in privately held companies. Our managed funds and debt fund that hold these investments are investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Assets valued using Level 3 measurements also include equity warrant assets in shares of private company capital stock.

During the three and six months ended June 30, 2011, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $43.3 million and $94.6 million (which is inclusive of noncontrolling interest), respectively, primarily due to valuation increases in underlying fund investments in our managed funds of funds, as well as gains from liquidity events and distributions. During the three and six months ended June 30, 2010, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $3.9 million and $18.0 million (which is inclusive of noncontrolling interest), respectively.

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

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.4 billion at June 30, 2011, an increase of $162.5 million, or 12.8 percent compared to $1.3 billion at December 31, 2010. This increase was primarily the result of net income for the six months ended June 30, 2011 and an increase in additional-paid-in-capital from stock option exercises during the six months ended June 30, 2011.

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

Regulatory capital ratios for SVB Financial and the Bank were in excess of federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2011 and December 31, 2010. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized”, are set forth below:

	June 30, 2011	December 31, 2010	Minimum ratio to be “Well Capitalized”
SVB Financial:
Total risk-based capital ratio	14.97%	17.35%	10.0%
Tier 1 risk-based capital ratio	13.58	13.63	6.0
Tier 1 leverage ratio	8.04	7.96	N/A
Tangible common equity to tangible assets ratio (1)	7.42	7.27	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.72	13.54	N/A

Bank:
Total risk-based capital ratio	13.06%	15.48%	10.0%
Tier 1 risk-based capital ratio	11.62	11.61	6.0
Tier 1 leverage ratio	6.82	6.82	5.0
Tangible common equity to tangible assets ratio (1)	6.67	6.61	N/A
Tangible common equity to risk-weighted assets ratio (1)	12.07	11.88	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Our tier 1 risk-based capital and tier 1 leverage ratios for both SVB Financial and the Bank remained relatively flat compared to December 31, 2010 and above the levels to be considered “well capitalized”. Both of these ratios benefited from growth in retained earnings and additional-paid-in-capital, the impact of which was largely offset by continued growth in assets and deposits. Our total risk-based capital ratio (includes tier 1 and tier 2 capital components) for both SVB Financial and the Bank declined primarily due to our repurchase of $204.0 million of our 6.05% Subordinated Notes as these notes are considered tier 2 capital instruments, as well as from increases in risk-weighted assets (loans and available-for-sale securities).

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles and goodwill. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

GAAP SVBFG stockholders’ equity	$1,436,893	$1,274,350	$1,216,268	$1,074,561
Less:
Intangible assets	709	847	—	—

Tangible common equity	$1,436,184	$1,273,503	$1,216,268	$1,074,561

GAAP Total assets	$19,366,735	$17,527,761	$18,227,021	$16,268,589
Less:
Intangible assets	709	847	—	—

Tangible assets	$19,366,026	$17,526,914	$18,227,021	$16,268,589

Risk-weighted assets	$10,470,532	$9,406,677	$10,075,105	$9,047,907
Tangible common equity to tangible assets	7.42%	7.27%	6.67%	6.61%
Tangible common equity to risk-weighted assets	13.72	13.54	12.07	11.88

For both SVB Financial and the Bank, the tangible common equity to tangible assets and tangible common equity to risk-weighted assets ratios increased due to an increase in retained earnings and an increase in additional-paid-in-capital from stock option exercises during the six months ended June 30, 2011. This growth was partially offset by increases in both tangible and risk-weighted assets, which reflects our continued growth in deposit balances.

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

Liquidity

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial obligations, including, as necessary, paying creditors, meeting depositors’ needs, accommodating loan demand and growth, funding investments, repurchasing securities and other operating or capital needs, without incurring undue cost or risk, or causing a disruption to normal operating conditions.

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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At June 30, 2011, our period-end total deposit balances increased by $2.0 billion to $16.3 billion, compared to $14.3 billion at December 31, 2010. The overall increase in deposit balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our clients given the low interest rate environment. This growth has been a continuing trend since 2009. Under the Dodd-Frank Act, unlimited FDIC insurance is currently available for noninterest-bearing accounts until January 1, 2013.

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

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2011 and 2010, respectively. Please refer to our Interim Statements of Cash Flows for the six months ended June 30, 2011 and 2010 under Part I, Item 1 of this report for more details.

	Six months ended June 30,
(Dollars in thousands)	2011	2010
Average cash and cash equivalents	$2,402,895	$4,437,090

Percentage of total average assets	13.3%	31.6%

Net cash provided by operating activities	$171,806	$94,992
Net cash used for investing activities	(2,099,917)	(1,274,483)
Net cash provided by financing activities	1,416,898	1,856,981

Net (decrease) increase in cash and cash equivalents	$(511,213)	$677,490

Average cash and cash equivalents decreased by $2.0 billion to $2.4 billion for the six months ended June 30, 2011, compared to $4.4 billion for the comparable 2010 period, primarily due to the investment of excess cash previously held at the Federal Reserve into available-for-sale securities, partially offset by increases in cash from deposit growth. The increase in our deposit balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients.

Cash provided by operating activities was $171.8 million for the six months ended June 30, 2011, which included net income before noncontrolling interests of $162.8 million. Significant adjustments for noncash items that increased cash provided by operating activities included an $82.3 million increase in accounts payable due to a purchase of available-for-sale securities on the last day of the quarter for $80.5 million which did not settle until July 1 and a net increase of $65.5 million in foreign exchange spot contracts. Significant adjustments that decreased cash provided by operating activities included $123.0 million of net gains on investment securities (which is inclusive of noncontrolling interests) and $28.5 million of deferred loan fee amortization.

Cash used for investing activities was $2.1 billion for the six months ended June 30, 2011. Net cash outflows included purchases of available-for-sale securities of $4.3 billion, a net increase in loans of $449.1 million, purchases of non-marketable securities of $110.9 million and purchases of premises and equipment of $12.8 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $2.7 billion, sales or distributions of non-marketable securities of $59.7 million and the recovery of $11.1 million from loans previously charged-off.

Cash provided by financing activities was $1.4 billion for the six months ended June 30, 2011. Net cash inflows included increases in deposits of $1.9 billion, capital contributions from (net of distributions) noncontrolling interests of $41.2 million, proceeds of $37.0 million from the termination of portions of interest rate swaps associated with our 5.70% Senior Notes and 6.05% Subordinated Notes and proceeds from issuance of common stock and ESPP of $26.1 million. Net cash outflows included payments of $346.4 million (including repurchase premiums and associated fees) for the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes, settlement of the maturity of $250.0 million of our 3.875% Convertible Notes, and a decrease in short-term borrowings of $37.2 million due to the return of collateral to our counterparties that we had previously held related to our interest rate swaps.

Cash and cash equivalents at June 30, 2011 were $2.6 billion, compared to $4.2 billion at June 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark LIBOR/SWAP yield curve. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant and no separate quantitative information concerning them is presented herein.

Interest rate risk is managed by our ALCO. ALCO reviews the market valuation and 12-month forward looking earnings sensitivity of assets and liabilities to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis.

Management of interest rate risk is carried out primarily through strategies involving our investment securities, available funding channels and capital market activities. In addition, our policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk.

We utilize a simulation model to perform sensitivity analysis on the market value of portfolio equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and proposed strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded in our balance sheet which measures the potential volatility in forecasted results relating to changes in market interest rates over time. We review our interest rate risk position on a quarterly basis at a minimum.

Model Simulation and Sensitivity Analysis

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

The following table presents our MVPE and NII sensitivity exposure at June 30, 2011 and December 31, 2010, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points (“bps”), respectively.

	Estimated	Estimated (Decrease)/ Increase In MVPE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	MVPE	Amount	Percent	NII	Amount	Percent
			(Dollars in thousands)
June 30, 2011:
+200	$2,095,926	$6,172	0.3%	$677,383	$113,241	20.1%
+100	2,056,094	(33,660)	(1.6)	609,164	45,022	8.0
-	2,089,754	—	—	564,142	—	—
-100	2,360,364	270,610	12.9	541,553	(22,589)	(4.0)
-200	2,460,208	370,454	17.7	528,277	(35,865)	(6.4)

December 31, 2010:
+200	$1,751,856	$72,018	4.3%	$613,871	$112,795	22.5%
+100	1,688,368	8,530	0.5	544,870	43,794	8.7
-	1,679,838	—	—	501,076	—	—
-100	1,858,246	178,408	10.6	484,575	(16,501)	(3.3)
-200	1,956,178	276,340	16.5	475,716	(25,360)	(5.1)

Market Value of Portfolio Equity

The estimated MVPE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis (for non option based products) and a multi-path lattice based valuation (for option embedded products). Both methodologies use publicly available market interest rates sources that we deem reliable. The model simulations and calculations are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our MVPE exposure in response to a change in market interest rates as a part of our overall interest rate risk management strategy.

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

Our base case MVPE at June 30, 2011 increased from December 31, 2010 by $409.9 million primarily due to the overall growth in the balance sheet as our available-for-sale securities and loans grew by $1.7 billion and $456.9 million, respectively. Additionally, the maturity of $250.0 million of our 3.875% Convertible Notes and the repurchase of $312.6 million of 5.70% Senior Notes and 6.05% Subordinated Notes contributed to the increase. These increases were partially offset by the $1.9 billion growth in our deposits. MVPE declined in the simulated 100 bps upward interest rate movement primarily due to purchases of fixed-rate available-for-sale securities throughout the first half of 2011. MVPE increased slightly in the simulated 200 bps upward interest rate movement primarily due to the sale of $1.4 billion of available-for-sale securities during the second quarter of 2011. The sale of securities was completed in an effort to reduce duration extension risk in our investment portfolio. In the simulated downward interest rate movements, MVPE increased due to a combination of growth in fixed-rate available-for-sale securities and deposit rates being at or near their absolute floors thus decreasing the effect of the downward rate shocks.

12-Month Net Interest Income Simulation

Our expected 12-month NII at June 30, 2011 increased from December 31, 2010 by $63.1 million primarily due to growth in available-for-sale securities and loans. Additionally, the maturity of $250.0 million of our 3.875% Convertible Notes and the repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes contributed to the increase. The growth in total assets was funded primarily by growth in deposits. NII sensitivity decreased slightly in the simulated upward interest rate movements due primarily to the growth in fixed-rate available-for-sale securities and interest-bearing deposits. In the simulated downward interest rate movements, the NII sensitivity increased slightly due to assumed faster prepayments of mortgage securities and an increase in callable agency debentures being retired. In addition to these changes, other general contributing factors include changes in balance sheet mix, changes in deposit repricing assumptions, and changes in projected forward rate curve.

The simulation model used for above analysis embeds floors in our interest rate scenarios, which prevent model benchmark rates from moving below 0.0%. Current modeling assumptions maintain the SVB prime lending rate at its existing level (currently at 4.0%) until the National Prime Index has been adjusted upward by a minimum of 75 bps (to 4.0%), as we did not lower the Bank’s prime lending rate despite the 75 bps decrease in the target Federal Funds rates in December 2008. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

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

SVB Financial Group

Date: August 5, 2011	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 5, 2011	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Indenture dated as of May 20, 2003 between SVB Financial and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between SVB Financial and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

4.16	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.17	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

4.18	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.19	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.20	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.21	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.22	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial Group	8-K	000-15637	4.21	December 15, 2008

4.23	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010

4.24	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010

*10.36	Letter Agreement, dated June 1, 2011, relating to Ken Wilcox’s employment and secondment arrangement	8-K	000-15637	10.36	June 3, 2011

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.