Form 10-Q
period 2011-09-30
SVB FINANCIAL GROUP
filed 2011-11-04
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 28, 2011, 43,342,749 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$1,742,144	$2,672,725
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	299,828	403,707

Cash and cash equivalents	2,041,972	3,076,432

Available-for-sale securities	9,639,386	7,917,967
Non-marketable securities	951,963	721,520

Investment securities	10,591,349	8,639,487

Loans, net of unearned income	6,328,588	5,521,737
Allowance for loan losses	(85,246)	(82,627)

Net loans	6,243,342	5,439,110

Premises and equipment, net of accumulated depreciation and amortization	53,458	44,545
Accrued interest receivable and other assets	265,242	328,187

Total assets	$19,195,363	$17,527,761

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$11,162,776	$9,011,538
Interest-bearing deposits	4,976,446	5,325,403

Total deposits	16,139,222	14,336,941

Short-term borrowings	—	37,245
Other liabilities	254,256	196,037
Long-term debt	609,557	1,209,260

Total liabilities	17,003,035	15,779,483

Commitments and contingencies (Note 11)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 43,268,880 shares and 42,268,201 shares outstanding, respectively	43	42
Additional paid-in capital	472,443	422,334
Retained earnings	964,159	827,831
Accumulated other comprehensive income	99,453	24,143

Total SVBFG stockholders’ equity	1,536,098	1,274,350
Noncontrolling interests	656,230	473,928

Total equity	2,192,328	1,748,278

Total liabilities and total equity	$19,195,363	$17,527,761

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Interest income:
Loans	$101,693	$80,716	$284,935	$230,216
Available-for-sale securities:
Taxable	39,357	32,375	124,956	101,493
Non-taxable	899	948	2,723	2,869
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,375	2,719	4,972	8,444

Total interest income	143,324	116,758	417,586	343,022

Interest expense:
Deposits	1,715	3,783	7,379	11,315
Borrowings	6,154	6,634	24,000	18,090

Total interest expense	7,869	10,417	31,379	29,405

Net interest income	135,455	106,341	386,207	313,617
Provision for (reduction of) loan losses	769	10,971	(2,144)	29,124

Net interest income after provision for loan losses	134,686	95,370	388,351	284,493

Noninterest income:
Gains on investment securities, net	52,262	46,611	175,279	67,420
Foreign exchange fees	11,546	9,091	32,397	26,207
Gains on derivative instruments, net	9,951	1,257	24,153	4,565
Deposit service charges	8,259	7,324	23,214	22,283
Credit card fees	4,506	3,139	12,687	8,853
Client investment fees	2,939	4,681	9,707	13,562
Letters of credit and standby letters of credit income	3,040	2,752	8,452	7,869
Other	3,108	11,381	23,384	24,907

Total noninterest income	95,611	86,236	309,273	175,666

Noninterest expense:
Compensation and benefits	77,009	62,170	232,529	181,993
Professional services	16,122	12,618	43,000	37,358
Premises and equipment	7,220	5,548	19,572	16,651
Business development and travel	5,886	5,153	17,429	14,542
Net occupancy	4,967	5,131	14,163	14,468
FDIC assessments	2,302	2,637	7,940	13,273
Correspondent bank fees	2,336	2,228	6,701	6,132
Provision for unfunded credit commitments	2,055	1,692	2,131	2,561
Other	9,554	6,994	22,453	19,949

Total noninterest expense	127,451	104,171	365,918	306,927

Income before income tax expense	102,846	77,435	331,706	153,232
Income tax expense	26,770	24,996	92,803	50,397

Net income before noncontrolling interests	76,076	52,439	238,903	102,835
Net income attributable to noncontrolling interests	(38,505)	(14,652)	(102,575)	(25,371)

Net income available to common stockholders	$37,571	$37,787	$136,328	$77,464

Earnings per common share—basic	$0.87	$0.90	$3.18	$1.86
Earnings per common share—diluted	0.86	0.89	3.12	1.83

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income before noncontrolling interests	$76,076	$52,439	$238,903	$102,835
Other comprehensive income, net of tax:
Change in cumulative translation gains:
Foreign currency translation (losses) gains	(5,573)	2,113	(3,682)	1,961
Related tax benefit (expense)	2,280	(862)	1,506	(800)
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	93,701	634	168,378	92,923
Related tax expense	(38,329)	(259)	(68,858)	(37,901)
Reclassification adjustment for gains included in net income	(5)	(23,605)	(37,288)	(24,473)
Related tax benefit	2	9,631	15,254	9,985

Other comprehensive income, net of tax	52,076	(12,348)	75,310	41,695

Comprehensive income	128,152	40,091	314,213	144,530
Comprehensive income attributable to noncontrolling interests	(38,505)	(14,652)	(102,575)	(25,371)

Comprehensive income available to common stockholders	$89,647	$25,439	$211,638	$119,159

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2009	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

Common stock issued under employee benefit plans, net of restricted stock cancellations	626,375	1	15,209	—	—	15,210	—	15,210
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	2,891	—	—	2,891	—	2,891
Net income	—	—	—	77,464	—	77,464	25,371	102,835
Capital calls and distributions, net	—	—	—	—	—	—	56,547	56,547
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	40,534	40,534	—	40,534
Foreign currency translation adjustments, net of tax	—	—	—	—	1,161	1,161	—	1,161
Stock-based compensation expense	—	—	9,865	—	—	9,865	—	9,865
Repurchase of warrant under Capital Purchase Program	—	—	(6,820)	—	—	(6,820)	—	(6,820)
Other-net	—	—	(45)	8	—	(37)	—	(37)

Balance at September 30, 2010	41,964,764	$42	$410,590	$810,379	$47,600	$1,268,611	$427,685	$1,696,296

Balance at December 31, 2010	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278

Common stock issued under employee benefit plans, net of restricted stock cancellations	999,655	1	30,271	—	—	30,272	—	30,272
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	1,024	—	—	—	—	—	—	—
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	6,548	—	—	6,548	—	6,548
Net income	—	—	—	136,328	—	136,328	102,575	238,903
Capital calls and distributions, net	—	—	—	—	—	—	79,727	79,727
Net change in unrealized gains on available-for-sale investment securities, net of tax	—	—	—	—	77,486	77,486	—	77,486
Foreign currency translation adjustments, net of tax	—	—	—	—	(2,176)	(2,176)	—	(2,176)
Stock-based compensation expense	—	—	13,290	—	—	13,290	—	13,290

Balance at September 30, 2011	43,268,880	$43	$472,443	$964,159	$99,453	$1,536,098	$656,230	$2,192,328

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income before noncontrolling interests	$238,903	$102,835
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain from note repurchases and termination of corresponding interest rate swaps	(3,123)	—
(Reduction of) provision for loan losses	(2,144)	29,124
Provision for unfunded credit commitments	2,131	2,561
Changes in fair values of derivatives, net	(20,334)	1,556
Gains on investment securities, net	(175,279)	(67,420)
Depreciation and amortization	19,999	17,554
Amortization of premiums on available-for-sale securities, net	18,170	15,593
Tax benefit (expense) from stock exercises	854	(306)
Amortization of share-based compensation	13,501	9,904
Amortization of deferred loan fees	(43,806)	(36,652)
Deferred income tax expense	3,135	1,794
Losses on sale of and valuation adjustments to other real estate owned property	—	24
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(13,919)	5,817
Accounts receivable	(2,724)	(10,768)
Income tax receivable, net	8,174	23,933
Prepaid FDIC assessments and amortization	6,468	7,704
Accrued compensation	9,968	22,567
Foreign exchange spot contracts, net	10,587	4,849
Other, net	19,627	14,193

Net cash provided by operating activities	90,188	144,862

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,034,425)	(4,167,462)
Proceeds from sales of available-for-sale securities	1,414,794	653,122
Proceeds from maturities and pay downs of available-for-sale securities	2,048,439	1,526,562
Purchases of nonmarketable securities (cost and equity method accounting)	(43,260)	(36,847)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	21,524	12,185
Purchases of nonmarketable securities (investment fair value accounting)	(127,362)	(78,667)
Proceeds from sales and distributions of nonmarketable securities (investment fair value accounting)	66,541	25,866
Net increase in loans	(792,169)	(322,723)
Proceeds from recoveries of charged-off loans	21,626	13,397
Proceeds from sale of other real estate owned	—	196
Payment for acquisition of intangibles, net of cash acquired	—	(360)
Purchases of premises and equipment	(21,600)	(21,031)

Net cash used for investing activities	(2,445,892)	(2,395,762)

Cash flows from financing activities:
Net increase in deposits	1,802,281	2,083,008
(Decrease) increase in short-term borrowings	(37,245)	20,980
Payments for repurchases of 5.70% Senior Notes and 6.05% Subordinated Notes, including repurchase premiums and associated fees	(346,443)	—
Proceeds from termination of portions of interest rate swaps associated with 5.70% Senior Notes and 6.05% Subordinated Notes	36,959	—
Payments for settlement of 3.875% Convertible Notes	(250,000)	—
Proceeds from issuance of 5.375% Senior Notes, net of discount and issuance cost	—	344,294
Capital contributions from noncontrolling interests, net of distributions	79,727	56,547
Tax benefit from stock exercises	5,694	3,197
Proceeds from issuance of common stock and Employee Stock Purchase Plan	30,271	15,210
Repurchase of warrant under Capital Purchase Program	—	(6,820)

Net cash provided by financing activities	1,321,244	2,516,416

Net (decrease) increase in cash and cash equivalents	(1,034,460)	265,516
Cash and cash equivalents at beginning of period	3,076,432	3,512,853

Cash and cash equivalents at end of period	$2,041,972	$3,778,369

Supplemental disclosures:
Cash paid during the period for:
Interest	$37,776	$22,903
Income taxes	74,313	21,360
Noncash items during the period:
Unrealized gains on available-for-sale securities, net of tax	$77,486	$40,534
Net change in fair value of interest rate swaps	(1,753)	20,362

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

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).

The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2010 Form 10-K.

The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the allowance for loan losses, the valuation of equity warrant assets, the recognition and measurement of income tax assets and liabilities, the adequacy of the reserve for unfunded credit commitments, and share-based compensation.

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

Variable interest entities (“VIEs”) are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. We determine whether we have a controlling financial interest in a VIE by considering whether our involvement with the VIE is significant and designates us as the primary beneficiary based on the following:

1.	We have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

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

Impact of Adopting ASU No. 2011-02

In April 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (ASU No. 2011-02), which requires new disclosures and provides additional guidance to creditors for determining whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs. The new disclosures and guidance are effective for interim and annual reporting periods beginning on or after June 15, 2011 and was therefore adopted on July 1, 2011, with retrospective disclosures required for all TDR activities that have occurred from the beginning of the annual period of adoption. This standard clarified how TDRs are determined and increased the disclosure requirements for TDRs, however it did not have a material impact on our financial position, results of operations or stockholders’ equity. See Note 6—“Loans and Allowance for Loan Losses” for further details.

Recent Accounting Pronouncements

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

In June 2011, the FASB issued a new accounting standard (ASU No. 2011-05), which requires presentation of the components of total comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is chosen, reclassification adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income are required to be shown on the face of the financial statements. This new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning after December 15, 2011. We have assessed the new guidance and determined that it only clarifies the presentation of comprehensive income and it will not affect our financial position, results of operations or stockholders’ equity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Stockholders’ Equity and Earnings Per Share (“EPS”)

Earnings Per Share

Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans, our Employee Stock Purchase Plan (“ESPP”), and for certain periods, our 3.875% convertible senior notes (“3.875% Convertible Notes”) and the associated convertible note hedge and warrant agreement. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be anti-dilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income available to common stockholders	$37,571	$37,787	$136,328	$77,464

Denominator:
Weighted average common shares outstanding-basic	43,233	41,930	42,882	41,679
Weighted average effect of dilutive securities:
Stock options and ESPP	452	511	610	652
Restricted stock units	106	72	122	70
3.875% Convertible Notes	—	—	27	—

Denominator for diluted calculation	43,791	42,513	43,641	42,401

Earnings per common share:
Basic	$0.87	$0.90	$3.18	$1.86

Diluted	$0.86	$0.89	$3.12	$1.83

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2011	2010	2011	2010
Stock options	337	6	239	8
Restricted stock units	10	5	134	4

Total	347	11	373	12

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement. The warrants expired ratably over 60 business days beginning on July 15, 2011. The common shares under these warrants were excluded from the diluted EPS calculation for all periods presented as they were deemed to be anti-dilutive based on the conversion price of $64.43 per common share. For more information on our 3.875% Convertible Notes and the associated convertible note hedge and warrant agreement, see Note 7—“Short-Term Borrowings and Long-Term Debt” and Note 8—“Derivative Financial Instruments”.

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

3. Share-Based Compensation

For the three and nine months ended September 30, 2011 and 2010, we recorded share-based compensation and related tax benefits as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Share-based compensation expense	$4,552	$3,609	$13,501	$9,904
Income tax benefit related to share-based compensation expense	(1,256)	(925)	(3,532)	(2,370)

Unrecognized Compensation Expense

At September 30, 2011, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$14,436	2.85
Restricted stock units	21,037	2.80

Total unrecognized share-based compensation expense	$35,473

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2010	3,112,253	$37.88
Granted	373,493	59.71
Exercised	(837,448)	33.93
Forfeited	(43,770)	42.56
Expired	(1,426)	35.53

Outstanding at September 30, 2011	2,603,102	42.20	3.54	$10,788,138

Vested and expected to vest at September 30, 2011	2,478,035	41.84	3.42	10,504,466

Exercisable at September 30, 2011	1,545,346	39.72	2.17	7,085,746

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $37.00 as of September 30, 2011. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $3.2 million and $19.0 million, respectively, compared to $1.3 million and $8.5 million for the comparable 2010 periods.

The table below provides information for restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	395,950	$43.49
Granted	320,160	59.97
Vested	(116,749)	43.83
Forfeited	(16,463)	48.54

Nonvested at September 30, 2011	582,898	52.33

4. Federal Funds Sold, Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreements to resell and other short-term investment securities at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Securities purchased under agreements to resell	$191,655	$60,345
Short-term agency discount notes	—	330,370
Other short-term investment securities	108,173	12,992

Total federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$299,828	$403,707

In addition, as of September 30, 2011 and December 31, 2010, $992.5 million and $2.2 billion, respectively, of our cash and due from banks was deposited with the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $461.3 million and $246.3 million, respectively.

5. Investment Securities

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

The major components of our investment securities portfolio at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011				December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,277	$853	$—	$26,130	$25,408	$1,002	$—	$26,410
U.S. agency debentures	2,896,079	49,460	(2)	2,945,537	2,844,973	7,077	(16,957)	2,835,093
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,461,806	42,205	(160)	1,503,851	1,234,120	15,487	(1,097)	1,248,510
Agency-issued collateralized mortgage obligations-fixed rate	2,332,140	70,092	—	2,402,232	806,032	24,435	(1)	830,466
Agency-issued collateralized mortgage obligations-variable rate	2,558,348	2,905	(2,092)	2,559,161	2,870,570	10,394	(1,439)	2,879,525
Agency-issued commercial mortgage-backed securities	101,553	1,628	—	103,181	—	—	—	—
Municipal bonds and notes	92,258	6,523	(5)	98,776	96,381	2,164	(965)	97,580
Equity securities	633	13	(128)	518	358	34	(9)	383

Total available-for-sale securities	$9,468,094	$173,679	$(2,387)	$9,639,386	$7,877,842	$60,593	$(20,468)	$7,917,967

Non-marketable securities:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)				578,126				391,247
Other venture capital investments (2)				120,160				111,843
Other investments (3)				973				981
Non-marketable securities (equity method accounting):
Other investments (4)				65,934				67,031
Low income housing tax credit funds				34,446				27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				138,960				110,466
Other venture capital investments				13,364				12,120

Total non-marketable securities				951,963				721,520

Total investment securities				$10,591,349				$8,639,487

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and our ownership of each fund at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$44,205	12.6%	$44,722	12.6%
SVB Strategic Investors Fund II, LP	122,264	8.6	94,694	8.6
SVB Strategic Investors Fund III, LP	205,505	5.9	146,613	5.9
SVB Strategic Investors Fund IV, LP	104,114	5.0	40,639	5.0
Strategic Investors Fund V, LP	1,965	0.3	—	—
SVB Capital Preferred Return Fund, LP	41,432	20.0	23,071	20.0
SVB Capital—NT Growth Partners, LP	44,837	33.0	28,624	33.0
SVB Capital Partners II, LP (i)	2,324	5.1	4,506	5.1
Other private equity fund (ii)	11,480	58.2	8,378	60.6

Total venture capital and private equity fund investments	$578,126		$391,247

(i)	At September 30, 2011, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.
(ii)	At September 30, 2011, we had a direct ownership interest of 41.5% and indirect ownership interests of 12.6% and 4.1% in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and our ownership of each fund at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$16,606	10.7%	$21,371	10.7%
SVB Capital Partners II, LP (i)	60,129	5.1	51,545	5.1
SVB India Capital Partners I, LP	41,927	14.4	38,927	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	1,498	6.8	—	—

Total other venture capital investments	$120,160		$111,843

(i)	At September 30, 2011, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a consolidated debt fund. At both September 30, 2011 and December 31, 2010, we had a majority ownership interest of slightly more than 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	The following table shows the carrying value and our ownership percentage of each investment at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$16,781	9.3%	$17,826	9.3%
Gold Hill Capital 2008, LP (ii)	16,414	15.5	12,101	15.5
Partners for Growth II, LP	3,564	24.2	10,465	24.2
Other investments	29,175	N/A	26,639	N/A

Total other investments	$65,934		$67,031

(i)	At September 30, 2011, we had a direct ownership interest of 4.8% in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5%. Our aggregate direct and indirect ownership in the fund is 9.3%.
(ii)	At September 30, 2011, we had a direct ownership interest of 11.5% in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0%. Our aggregate direct and indirect ownership in the fund is 15.5%.

(5)	Represents investments in 329 and 343 funds (primarily venture capital funds) at September 30, 2011 and December 31, 2010, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating and financial policies. For the three months ended September 30, 2011, we recognized other-than-temporary impairment (“OTTI”) losses of $0.3 million resulting from other-than-temporary declines in value for 21 of the 329 investments. For the nine months ended September 30, 2011, we recognized OTTI losses of $0.8 million resulting from other-than-temporary declines in value for 39 of the 329 investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. For the remaining 290 investments at September 30, 2011, we concluded that declines in value, if any, were temporary and as such, no OTTI was required to be recognized. At September 30, 2011, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $139.0 million, and the estimated fair value was $155.8 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of September 30, 2011:

	September 30, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$25,000	$(2)	$—	$—	$25,000	$(2)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	51,756	(160)	—	—	51,756	(160)
Agency-issued collateralized mortgage obligations—variable rate	1,304,198	(2,059)	44,606	(33)	1,348,804	(2,092)
Municipal bonds and notes	1,195	(5)	—	—	1,195	(5)
Equity securities	320	(128)	—	—	320	(128)

Total temporarily impaired securities (1)	$1,382,469	$(2,354)	$44,606	$(33)	$1,427,075	$(2,387)

(1)	As of September 30, 2011, we identified a total of 85 investments that were in unrealized loss positions, of which one investment totaling $44.6 million with unrealized losses of $33 thousand has been in an impaired position for a period of time greater than 12 months. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of September 30, 2011, it is more likely than not that we will not be required to sell any of our debt securities prior to recovery of our adjusted cost basis. Based on our analysis as of September 30, 2011, we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the investment securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of September 30, 2011. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for most U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	September 30, 2011
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$26,130	2.39%	$—	—%	$26,130	2.39%	$—	—%	$—	—%
U.S. agency debentures	2,945,537	1.55	63,421	2.51	2,804,770	1.49	77,346	3.28	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,503,851	2.66	—	—	—	—	1,369,093	2.57	134,758	3.58
Agency-issued collateralized mortgage obligations-fixed rate	2,402,232	2.72	—	—	—	—	—	—	2,402,232	2.72
Agency-issued collateralized mortgage obligations-variable rate	2,559,161	0.70	—	—	—	—	—	—	2,559,161	0.70
Agency-issued commercial mortgage-backed securities	103,181	2.22	—	—	—	—	—	—	103,181	2.22
Municipal bonds and notes	98,776	6.00	564	5.38	12,091	5.48	44,864	5.97	41,257	6.20

Total	$9,638,868	1.84	$63,985	2.54	$2,842,991	1.52	$1,491,303	2.71	$5,240,589	1.77

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$5	$23,605	$37,382	$26,737
Marketable securities (investment company fair value accounting)	470	8,109	912	8,160
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	34,640	19,014	117,344	47,659
Other venture capital investments	22,058	2,321	29,077	7,258
Other investments	—	9	20	36
Non-marketable securities (equity method accounting):
Other investments	2,192	2,663	8,708	4,804
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	735	222	1,791	780
Other venture capital investments	8	—	2,437	—
Other investments	—	242	—	344

Total gross gains on investment securities	60,108	56,185	197,671	95,778

Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	—	—	(94)	(2,264)
Marketable securities (investment company fair value accounting)	(1,691)	—	(5,806)	(57)
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	(2,373)	(6,171)	(9,274)	(15,291)
Other venture capital investments	(3,351)	(2,877)	(5,015)	(8,589)
Other investments	(16)	—	(16)	(79)
Non-marketable securities (equity method accounting):
Other investments	(50)	(1)	(1,359)	(614)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(365)	(516)	(797)	(1,455)
Other venture capital investments	—	(9)	(31)	(9)

Total gross losses on investment securities	(7,846)	(9,574)	(22,392)	(28,358)

Gains on investment securities, net	$52,262	$46,611	$175,279	$67,420

Gains attributable to noncontrolling interests, including carried interest	$42,961	$16,817	$112,783	$33,159

(1)	The cost basis of available-for-sale securities sold is determined on a specific identification basis.

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

The composition of loans, net of unearned income of $53.6 million and $45.5 million at September 30, 2011 and December 31, 2010, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial loans:
Software	$2,272,443	$1,820,385
Hardware	577,443	561,610
Clean technology	270,582	159,502
Venture capital/private equity	1,079,215	1,036,077
Life science	686,722	568,739
Premium wine (1)	130,983	144,972
Other	251,412	303,492

Commercial loans (2)	5,268,800	4,594,777

Real estate secured loans:
Premium wine (1)	344,714	312,255
Consumer loans (3)	497,480	361,704

Real estate secured loans	842,194	673,959

Construction loans	35,529	60,178
Consumer loans	182,065	192,823

Total loans, net of unearned income	$6,328,588	$5,521,737

(1)	Included in our premium wine portfolio are gross construction loans of $113.7 million and $119.0 million at September 30, 2011 and December 31, 2010, respectively.
(2)	Included within our commercial loans portfolio are business credit card loans to commercial clients. At September 30, 2011 and December 31, 2010, our business credit card loans portfolio totaled $47.4 million and $32.5 million, respectively.
(3)	Consumer loans secured by real estate at September 30, 2011 and December 31, 2010 were comprised of the following:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Loans for personal residence	$326,111	$189,039
Loans to eligible employees	93,966	88,510
Home equity lines of credit	77,403	84,155

Consumer loans secured by real estate	$497,480	$361,704

The activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Allowance for loan losses, beginning balance	$82,155	$71,789	$82,627	$72,450
Provision for (reduction of) loan losses	769	10,971	(2,144)	29,124
Gross loan charge-offs	(8,248)	(12,289)	(16,863)	(40,602)
Loan recoveries	10,570	3,898	21,626	13,397

Allowance for loan losses, ending balance	$85,246	$74,369	$85,246	$74,369

Credit Quality

The composition of loans, net of unearned income, broken out by portfolio segment (which we have identified as our commercial and consumer loan categories) and class of financing receivable (which we have identified as our client industry segments of software, hardware, etc.) as of September 30, 2011 and December 31, 2010, is as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial loans:
Software	$2,299,022	$1,820,680
Hardware	735,044	641,052
Venture capital/private equity	1,079,255	1,036,201
Life science	708,798	575,944
Premium wine	475,697	457,227
Other	351,227	436,106

Total commercial loans	5,649,043	4,967,210

Consumer loans:
Real estate secured loans	497,480	361,704
Other consumer loans	182,065	192,823

Total consumer loans	679,545	554,527

Total loans, net of unearned income	$6,328,588	$5,521,737

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest

September 30, 2011:
Commercial loans:
Software	$496	$38	$—	$534	$2,319,994	$—
Hardware	7,793	5	—	7,798	729,541	—
Venture capital/private equity	500	—	—	500	1,090,052	—
Life science	125	213	—	338	715,246	—
Premium wine	21	—	—	21	472,123	—
Other	—	48	—	48	348,262	—

Total commercial loans	8,935	304	—	9,239	5,675,218	—

Consumer loans:
Real estate secured loans	1,745	—	—	1,745	476,840	—
Other consumer loans	9,768	—	—	9,768	168,919	—

Total consumer loans	11,513	—	—	11,513	645,759	—

Total gross loans excluding impaired loans	20,448	304	—	20,752	6,320,977	—

Impaired loans	—	—	2,783	2,783	37,723	—

Total gross loans	$20,448	$304	$2,783	$23,535	$6,358,700	$—

December 31, 2010:
Commercial loans:
Software	$674	$239	$17	$930	$1,834,897	$17
Hardware	89	819	27	935	642,786	27
Venture capital/private equity	—	—	—	—	1,046,696	—
Life science	157	—	—	157	578,208	—
Premium wine	—	—	—	—	451,006	—
Other	—	—	—	—	438,345	—

Total commercial loans	920	1,058	44	2,022	4,991,938	44

Consumer loans:
Real estate secured loans	—	—	—	—	341,048	—
Other consumer loans	—	—	—	—	192,771	—

Total consumer loans	—	—	—	—	533,819	—

Total gross loans excluding impaired loans	920	1,058	44	2,022	5,525,757	44

Impaired loans	323	913	7,805	9,041	30,385	—

Total gross loans	$1,243	$1,971	$7,849	$11,063	$5,556,142	$44

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
September 30, 2011:
Commercial loans:
Software	$2,322	$237	$2,559	$3,585
Hardware	5,398	—	5,398	8,579
Life science	633	—	633	825
Premium wine	1,993	1,264	3,257	3,350
Other	5,435	1,158	6,593	9,828

Total commercial loans	15,781	2,659	18,440	26,167

Consumer loans:
Real estate secured loans	18,382	362	18,744	22,535
Other consumer loans	3,322	—	3,322	3,322

Total consumer loans	21,704	362	22,066	25,857

Total	$37,485	$3,021	$40,506	$52,024

December 31, 2010:
Commercial loans:
Software	$2,958	$334	$3,292	$5,237
Hardware	3,517	307	3,824	3,931
Life science	2,050	1,362	3,412	4,433
Premium wine	2,995	3,167	6,162	7,129
Other	1,158	1,019	2,177	2,790

Total commercial loans	12,678	6,189	18,867	23,520

Consumer loans:
Real estate secured loans	20,559	—	20,559	23,430

Total consumer loans	20,559	—	20,559	23,430

Total	$33,237	$6,189	$39,426	$46,950

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Average impaired loans:
Commercial loans:
Software	$2,562	$5,583	$2,652	$6,521
Hardware	7,071	10,801	6,086	11,592
Life science	827	4,745	1,498	6,648
Premium wine	1,954	1,190	2,345	485
Other	7,604	2,212	4,453	2,312

Total commercial loans	20,018	24,531	17,034	27,558

Consumer loans:
Real estate secured loans	18,746	20,978	19,476	21,219
Other consumer loans	1,107	14	369	157

Total consumer loans	19,853	20,992	19,845	21,376

Total average impaired loans	$39,871	$45,523	$36,879	$48,934

The following tables summarize the activity relating to our allowance for loan losses for the three and nine months ended September 30, 2011, broken out by portfolio segment:

Three months ended September 30, 2011 (dollars in thousands)	Beginning Balance June 30, 2011	Charge-offs	Recoveries	Provision for (Reduction of)	Ending Balance September 30, 2011
Commercial loans:
Software	$31,873	$(3,125)	$2,718	$4,899	$36,365
Hardware	16,042	(4,813)	44	2,304	13,577
Venture capital/private equity	8,307	—	—	(497)	7,810
Life science	7,225	(310)	3,359	(2,110)	8,164
Premium wine	4,009	—	360	(354)	4,015
Other	5,869	—	64	(359)	5,574

Total commercial loans	73,325	(8,248)	6,545	3,883	75,505

Consumer loans	8,830	—	4,025	(3,114)	9,741

Total allowance for loan losses	$82,155	$(8,248)	$10,570	$769	$85,246

Nine months ended September 30, 2011 (dollars in thousands)	Beginning Balance December 31, 2010	Charge-offs	Recoveries	(Reduction of) Provision for	Ending Balance September 30, 2011
Commercial loans:
Software	$29,288	$(4,747)	$10,638	$1,186	$36,365
Hardware	14,688	(4,828)	356	3,361	13,577
Venture capital/private equity	8,241	—	—	(431)	7,810
Life science	9,077	(3,972)	4,487	(1,428)	8,164
Premium wine	5,492	(449)	1,090	(2,118)	4,015
Other	5,318	(2,867)	471	2,652	5,574

Total commercial loans	72,104	(16,863)	17,042	3,222	75,505

Consumer loans	10,523	—	4,584	(5,366)	9,741

Total allowance for loan losses	$82,627	$(16,863)	$21,626	$(2,144)	$85,246

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of September 30, 2011 and December 31, 2010, broken out by portfolio segment:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$595	$35,770	$986	$28,302
Hardware	1,750	11,827	1,348	13,340
Venture capital/private equity	—	7,810	—	8,241
Life science	52	8,112	346	8,731
Premium wine	3	4,012	438	5,054
Other	1,011	4,563	122	5,196

Total commercial loans	3,411	72,094	3,240	68,864

Consumer loans	2,568	7,173	3,696	6,827

Total allowance for loan losses	$5,979	$79,267	$6,936	$75,691

Credit Quality Indicators

For each individual client we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are loans that are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures. These loans translate to an internal rating of “Performing (Criticized)”. A majority of our performing (criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “Impaired”. For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2010 Form 10-K. Loans risk-rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our ongoing evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
September 30, 2011:
Commercial loans:
Software	$2,139,282	$181,246	$2,559	$2,323,087
Hardware	677,590	59,749	5,398	742,737
Venture capital/private equity	1,084,298	6,254	—	1,090,552
Life science	609,348	106,236	633	716,217
Premium wine	432,698	39,446	3,257	475,401
Other	335,031	13,279	6,593	354,903

Total commercial loans	5,278,247	406,210	18,440	5,702,897

Consumer loans:
Real estate secured loans	471,426	7,159	18,744	497,329
Other consumer loans	170,172	8,515	3,322	182,009

Total consumer loans	641,598	15,674	22,066	679,338

Total gross loans	$5,919,845	$421,884	$40,506	$6,382,235

December 31, 2010:
Commercial loans:
Software	$1,717,309	$118,518	$3,292	$1,839,119
Hardware	575,401	68,320	3,824	647,545
Venture capital/private equity	1,031,373	15,323	—	1,046,696
Life science	520,596	57,769	3,412	581,777
Premium wine	400,519	50,487	6,162	457,168
Other	415,381	22,964	2,177	440,522

Total commercial loans	4,660,579	333,381	18,867	5,012,827

Consumer loans:
Real estate secured loans	337,087	3,961	20,559	361,607
Other consumer loans	181,561	11,210	—	192,771

Total consumer loans	518,648	15,171	20,559	554,378

Total gross loans	$5,179,227	$348,552	$39,426	$5,567,205

Troubled Debt Restructurings

During the third quarter of 2011 we adopted ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”), which updated guidance for determining whether a loan is designated as a troubled debt restructuring (“TDR”) (see Note 1—“Basis of Presentation”). As a result of adopting this new guidance, at September 30, 2011 we identified loans totaling $5.3 million that are now considered TDRs under the new guidance and are classified as impaired. The allowance for loan losses related to these loans was $1.3 million as calculated under Accounting Standards Codification (“ASC”) 310.

As of September 30, 2011 we had TDRs of $34.3 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. Substantially all of these TDRs were included as part of our impaired loan balances. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments and the ultimate collectability of all amounts contractually due may not be in doubt. There were unfunded commitments available for funding of $0.6 million to the clients associated with these TDRs as of September 30, 2011. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables as of September 30, 2011:

(Dollars in thousands)	September 30, 2011
Loans modified in TDRs:
Commercial loans:
Software (1)	$2,322
Hardware	3,880
Premium wine	1,993
Other	4,384

Total commercial loans	12,579

Consumer loans:
Real estate secured loans	18,382
Other consumer loans	3,322

Total consumer loans	21,704

Total	$34,283

During the three and nine months ended September 30, 2011 all new TDRs were modified through payment deferrals granted to our clients, however no principal or interest was forgiven. The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and nine months ended September 30, 2011.

(Dollars in thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Loans modified in TDRs during the period:
Commercial loans:
Software (1)	$381	$941
Hardware	801	2,674
Premium wine	—	1,993
Other	2,247	2,247

Total commercial loans	3,429	7,855

Consumer loans:
Other consumer loans	—	3,322

Total consumer loans	—	3,322

Total loans modified in TDR’s during the period	$3,429	$11,177

(1)	During the three and nine months ended September 30, 2011, we had partial charge-offs of $0.6 million on loans classified as TDRs.

The related allowance for loan losses for the majority of our TDRs is determined on an individual basis by comparing the carrying value of the loan to the present value of the estimated future cash flows, discounted at the pre-modification contractual interest rate. For certain TDRs, the related allowance for loan losses is determined based on the fair value of the collateral if the loan is collateral dependent.

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2011, broken out by portfolio segment and class of financing receivable:

(Dollars in thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software	$64	$64
Hardware	1,206	3,079
Premium wine	1,993	1,993

Total commercial loans	3,263	5,136

Consumer loans:
Other consumer loans	3,322	3,322

Total consumer loans	3,322	3,322

Total TDRs modified within the previous 12 months that defaulted in the period	$6,585	$8,458

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of September 30, 2011.

7. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at September 30, 2011 and December 31, 2010:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value	September 30, 2011	December 31, 2010
Short-term borrowings:
Other short-term borrowings	(1)	$—	$—	$37,245

Total short-term borrowings			$—	$37,245

Long-term debt:
5.375% Senior Notes	September 15, 2020	350,000	$347,744	$347,601
5.70% Senior Notes (2)	June 1, 2012	141,429	145,632	265,613
6.05% Subordinated Notes (3)	June 1, 2017	45,964	55,302	285,937
3.875% Convertible Notes	April 15, 2011	—	—	249,304
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,416	55,548
4.99% long-term notes payable	(4)	5,463	5,463	5,257

Total long-term debt			$609,557	$1,209,260

(1)	At December 31, 2010, represented cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. Due to the repurchase of $312.6 million of these notes and termination of associated portions of interest rate swaps (see discussion below) in May 2011, the notional value of our swaps fell below the $10 million threshold specified in the agreement, and therefore, the full collateral was returned to the counterparties.
(2)	At September 30, 2011 and December 31, 2010, included in the carrying value of our 5.70% Senior Notes are $4.2 million and $15.7 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(3)	At September 30, 2011 and December 31, 2010, included in the carrying value of our 6.05% Subordinated Notes are $9.1 million and $36.3 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(4)	Represents long-term notes payable related to one of our debt fund investments, and was payable beginning April 30, 2009 with the last payment due in April 2012.

Interest expense related to short-term borrowings and long-term debt was $6.2 million and $24.0 million for the three and nine months ended September 30, 2011, respectively, and $6.6 million and $18.1 million for the three and nine months ended September 30, 2010, respectively. Interest expense is net of the cash flow impact from our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of December 31, 2010 was 0.13 percent.

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

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement (see Note 8—“Derivative Financial Instruments”), which effectively increased the economic conversion price of our 3.875% Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement were not part of the terms of the notes and did not affect the rights of the holders of the notes. The warrants expired ratably over 60 business days beginning on July 15, 2011.

The effective interest rate for our 3.875% Convertible Notes for the nine months ended September 30, 2011 was 5.92 percent, and interest expense was $4.2 million. For the three and nine months ended September 30, 2010, the effective interest rate was 5.66 percent and 5.72 percent, respectively, and interest expense was $3.5 million and $10.6 million, respectively.

Available Lines of Credit

We have certain facilities in place providing us access to short-term borrowings on a secured basis (using available-for-sale securities as collateral) and on an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of September 30, 2011, we had not borrowed against any of our repurchase lines or any of our uncommitted federal funds lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of U.S. agency debentures) at September 30, 2011 totaled $1.4 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at September 30, 2011 totaled $98.8 million, all of which was unused and available to support additional borrowings.

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

In connection with the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011, we terminated corresponding amounts of the associated interest rate swaps. As a result of these terminations, the remaining portions of the interest rate swaps no longer qualify for the shortcut method to assess hedge effectiveness under ASC 815, and going forward will be accounted for under the long-haul method. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness will be recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

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

Equity Market Price Risk

Our 3.875% Convertible Notes, which matured in April 2011, contained conversion options that enabled holders to convert the notes, subject to certain conditions. Upon conversion of the notes, we paid the outstanding principal amount in cash as required by the terms of the notes, and to the extent that the conversion value exceeded the principal amount, we had the option to pay cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount. The conversion option represented an equity risk exposure for the excess conversion value and was an equity derivative classified in stockholders’ equity. We managed equity market price risk of our 3.875% Convertible Notes by entering into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43, and decreased potential dilution to stockholders resulting from the conversion option. For the three and nine months ended September 30, 2011 and 2010, there were no conversions or exercises under the warrant agreement as the warrants were not convertible. The warrants expired ratably over 60 business days beginning on July 15, 2011.

For more information on the 3.875% Convertible Notes, see our Consolidated Financial Statements and Supplementary Data—Note 12—“Short-Term Borrowings and Long-Term Debt” under Part II, Item 8 of our 2010 Form 10-K, as well as Note 7—“Short-Term Borrowings and Long-Term Debt” above.

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

Counterparty Credit Risk

We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We mitigate counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at September 30, 2011 and December 31, 2010 were as follows:

		September 30, 2011				December 31, 2010
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$187,393	$13,305	$—	$13,305	$500,000	$52,017	$37,245	$14,772

Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	65,399	1,341	—	1,341	33,046	459	—	459
Foreign exchange forwards	Other liabilities	10,634	(155)	—	(155)	26,764	(280)	—	(280)

Net exposure			1,186	—	1,186		179	—	179

Other derivative instruments:
Equity warrant assets	Other assets	135,155	58,523	—	58,523	126,062	47,565	—	47,565

Other derivatives:
Foreign exchange forwards	Other assets	313,446	12,188	—	12,188	291,243	9,408	—	9,408
Foreign exchange forwards	Other liabilities	295,392	(11,609)	—	(11,609)	267,218	(8,505)	—	(8,505)
Foreign currency options	Other assets	75,600	407	—	407	118,133	1,482	—	1,482
Foreign currency options	Other liabilities	75,600	(407)	—	(407)	118,133	(1,482)	—	(1,482)
Loan conversion options	Other assets	11,000	2,057	—	2,057	10,175	4,291	—	4,291
Client interest rate derivatives	Other assets	36,135	53	—	53	—	—	—	—
Client interest rate derivatives	Other liabilities	36,135	(55)	—	(55)	—	—	—	—

Net exposure			2,634	—	2,634		5,194	—	5,194

Net			$75,648	$—	$75,648		$104,955	$37,245	$67,710

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2011 remain at investment grade or higher and there were no material changes in their credit ratings for the three and nine months ended September 30, 2011.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Statement of income location	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$2,337	$5,943	$12,205	$18,531
Change in fair value of interest rate swaps	Net gains on derivative instruments	(400)	—	(467)	—

Net gains associated with interest rate risk derivatives		$1,937	$5,943	$11,738	$18,531

Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on foreign currency loan revaluations, net	Other noninterest income	$(3,758)	$2,871	$(567)	$(75)
Gains (losses) on foreign exchange forward contracts, net	Net gains on derivative instruments	3,591	(2,987)	540	178

Net (losses) gains associated with currency risk		$(167)	$(116)	$(27)	$103

Other derivative instruments:
Gains on equity warrant assets	Net gains on derivative instruments	$5,518	$3,762	$23,375	$3,073

Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$658	$420	$1,448	$1,252

Net gains (losses) on other derivatives	Net gains on derivative instruments	$584	$62	$(743)	$62

9. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Fund management fees	$2,671	$2,702	$8,022	$8,098
Service-based fee income	2,339	1,894	7,151	6,512
Unused commitment fees	1,900	1,352	5,194	3,959
Loan syndication fees	50	575	920	575
(Losses) gains on revaluation of foreign currency loans, net	(3,758)	2,871	(567)	(75)
Currency revaluation (losses) gains	(1,551)	661	(2,672)	987
Other	1,457	1,326	5,336	4,851

Total other noninterest income	$3,108	$11,381	$23,384	$24,907

A summary of other noninterest expense for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Telephone	$1,610	$1,208	$4,376	$3,438
Data processing services	1,097	1,008	3,589	2,910
Tax credit fund amortization	1,212	1,050	3,366	3,107
Client services	1,289	651	3,128	2,006
Postage and supplies	641	571	1,725	1,645
Dues and publications	465	444	1,166	1,093
Net gain from note repurchases and termination of corresponding interest rate swaps	—	—	(3,123)	—
Other	3,240	2,062	8,226	5,750

Total other noninterest expense	$9,554	$6,994	$22,453	$19,949

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

The following is a description of the services that our three operating segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Effective January 1, 2011, Global Commercial Bank included the results of SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. SVB Specialty Lending provides banking products and services to our premium wine industry clients, including vineyard development loans, as well as community development loans made as part of our responsibilities under the Community Reinvestment Act. Previously, the results of SVB Specialty Lending were included as part of our Relationship Management segment (no longer a separately reported operating segment effective January 1, 2011). SVB Analytics provides equity valuation and equity management services to private companies and venture capital/private equity firms. Previously, the results of SVB Analytics were included as part of our Other Business Services segment (no longer a separately reported operating segment effective January 1, 2011). Our Debt Fund Investments primarily include the Gold Hill Funds, which provide secured debt to private companies of all stages, and Partners for Growth Funds, which provide secured debt primarily to mid-stage and late-stage clients. Previously, the results of our Debt Fund Investments were included as part of our Other Business Services segment. As a result of these changes, our Global Commercial Bank segment’s income before income tax expense for the nine months ended September 30, 2010 was reduced by $27.6 million due to our reclassification of all prior periods to reflect the current segment composition.

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

Our segment information for the three and nine months ended September 30, 2011 and 2010 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended September 30, 2011
Net interest income	$115,333	$5,848	$2	$14,272	$135,455
(Provision for) reduction of loan losses	(3,883)	3,114	—	—	(769)
Noninterest income	39,189	128	9,873	46,421	95,611
Noninterest expense (2)	(93,046)	(2,846)	(3,860)	(27,699)	(127,451)

Income before income tax expense (3)	$57,593	$6,244	$6,015	$32,994	$102,846

Total average loans, net of unearned income	$5,263,448	$684,613	$—	$58,553	$6,006,614
Total average assets	5,815,493	685,308	238,949	12,056,760	18,796,510
Total average deposits	15,573,886	200,547	—	29,603	15,804,036

Three months ended September 30, 2010
Net interest income	$90,026	$3,276	$—	$13,039	$106,341
Provision for loan losses	(10,140)	(831)	—	—	(10,971)
Noninterest income	35,514	108	6,209	44,405	86,236
Noninterest expense (2)	(75,787)	(1,090)	(2,930)	(24,364)	(104,171)

Income before income tax expense (3)	$39,613	$1,463	$3,279	$33,080	$77,435

Total average loans, net of unearned income	$3,999,091	$468,774	$—	$30,622	$4,498,487
Total average assets	4,319,825	468,787	161,911	9,805,115	14,755,638
Total average deposits	11,824,240	115,131	—	(20,150)	11,919,221

Nine months ended September 30, 2011
Net interest income	$327,587	$15,086	$6	$43,528	$386,207
(Provision for) reduction of loan losses	(3,222)	5,366	—	—	2,144
Noninterest income	110,604	351	23,879	174,439	309,273
Noninterest expense (2)	(264,893)	(7,326)	(10,113)	(83,586)	(365,918)

Income before income tax expense (3)	$170,076	$13,477	$13,772	$134,381	$331,706

Total average loans, net of unearned income	$4,933,707	$637,443	$—	$48,559	$5,619,709
Total average assets	5,387,040	637,854	225,041	12,086,913	18,336,848
Total average deposits	15,063,215	169,368	—	18,355	15,250,938

Nine months ended September 30, 2010
Net interest income (loss)	$268,477	$9,476	$(1)	$35,665	$313,617
Provision for loan losses	(28,567)	(557)	—	—	(29,124)
Noninterest income	98,800	345	14,079	62,442	175,666
Noninterest expense (2)	(220,988)	(3,155)	(10,088)	(72,696)	(306,927)

Income before income tax expense (3)	$117,722	$6,109	$3,990	$25,411	$153,232

Total average loans, net of unearned income	$3,780,490	$443,813	$—	$19,128	$4,243,431
Total average assets	4,111,217	443,912	150,696	9,590,314	14,296,139
Total average deposits	11,482,632	131,028	—	(12,877)	11,600,783

(1)	SVB Capital’s and Global Commercial Bank’s components of net interest income (loss), noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $3.1 million and $2.5 million for the three months ended September 30, 2011 and 2010, respectively, and $8.8 million and $7.3 million for the nine months ended September 30, 2011 and 2010, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit (excluding letters of credit) at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commitments available for funding: (1)
Fixed interest rate commitments	$675,328	$386,055
Variable interest rate commitments	6,089,301	5,884,450

Total commitments available for funding	$6,764,629	$6,270,505

Commitments unavailable for funding (2)	$926,530	$963,847
Maximum lending limits for accounts receivable factoring arrangements (3)	741,545	697,702
Reserve for unfunded credit commitments (4)	19,546	17,414

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.
(4)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our standby letters of credit.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at September 30, 2011. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$686,753	$115,563	$802,316	$802,316
Performance standby letters of credit	40,596	3,855	44,451	44,451
Commercial letters of credit	7,775	—	7,775	7,775

Total	$735,124	$119,418	$854,542	$854,542

At September 30, 2011 and December 31, 2010, deferred fees related to financial and performance standby letters of credit were $5.5 million and $5.2 million, respectively. At September 30, 2011, collateral in the form of cash of $284.4 million and available-for-sale securities of $17.3 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over five to seven years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at September 30, 2011:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	234	5.1
SVB India Capital Partners I, LP	7,750	1,364	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	909	157	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,950	8.6
SVB Strategic Investors Fund III, LP	15,000	3,300	5.9
SVB Strategic Investors Fund IV, LP	12,239	6,732	5.0
Strategic Investors Fund V, LP	500	475	0.3
SVB Capital Preferred Return Fund, LP	12,687	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other Fund Investments (4) (5)	333,382	100,798	Various

Total	$513,975	$132,008

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 41.5% direct ownership and indirect ownership interest of 12.6% and 4.1% in the fund through our ownership interests of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.
(3)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(4)	Represents commitments to 334 funds (primarily venture capital funds) where our ownership interest is generally less than 5% of the voting interests of each such fund.
(5)	Included in Other Fund Investments are $180.1 million and $74.9 million of commitments and unfunded commitments, respectively, made by SVB Financial Group which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments and related commitments to a fund managed by us or a third party, they continue to remain obligations of SVB Financial.

The following table details the total remaining unfunded commitments to the venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at September 30, 2011:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,359
SVB Strategic Investors Fund II, LP	14,512
SVB Strategic Investors Fund III, LP	64,985
SVB Strategic Investors Fund IV, LP	151,586
Strategic Investors Fund V, LP	18,030
SVB Capital Preferred Return Fund, LP	27,053
SVB Capital—NT Growth Partners, LP	30,510
Other private equity fund	5,250

Total	$314,285

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

At September 30, 2011, our unrecognized tax benefit was $0.6 million, the recognition of which would reduce our income tax expense by $0.4 million. Total accrued interest and penalties at September 30, 2011 were $0.2 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

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

-	U.S. treasury securities: U.S. treasury securities are considered by most investors to be the most liquid fixed income investments available. These securities are priced relative to market prices on similar U.S. treasury securities.

-	U.S. agency debentures: Valuations of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. treasury securities.

-	Agency-issued mortgage-backed securities: Agency-issued mortgage-backed securities are pools of individual conventional mortgage loans underwritten to U.S. agency standards with similar coupon rates, tenor, and other attributes such as geographic location, loan size and origination vintage. Valuations of these securities are based on observable price adjustments relative to benchmark market interest rates taking into consideration estimated loan prepayment speeds.

-	Agency-issued collateralized mortgage obligations: Agency-issued collateralized mortgage obligations are structured into classes or tranches with defined cash flow characteristics and are collateralized by U.S. agency-issued mortgage pass-through securities. Valuations of these securities incorporate similar characteristics of mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. Valuations incorporate observable market spreads over an estimated average life after considering the inputs listed above.

-	Agency-issued commercial mortgage-backed securities: Valuations of these securities are based on spreads to benchmark market interest rates (usually U.S. treasury rates or rates observable in the swaps market), prepayment speeds, loan default rate assumptions and loan loss severity assumptions on underlying loans.

-	Municipal bonds and notes: Bonds issued by municipal governments generally have stated coupon rates, final maturity dates and are subject to being called ahead of the final maturity date at the option of the issuer. Valuations of these securities are priced based on spreads to other municipal benchmark bonds with similar characteristics; or, relative to market rates on U.S. treasury bonds of similar maturity.

-	Interest rate swap assets: Valuations of interest rate swaps are priced considering the coupon rate of the fixed leg of the contract and the variable coupon on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve and the credit worthiness of the contract counterparty.

-	Foreign exchange forward and option contract assets and liabilities: Valuations of these assets and liabilities are priced based on spot and forward foreign currency rates and option volatility assumptions and the credit worthiness of the contract counterparty.

-	Equity warrant assets (public portfolio): Valuations of equity warrant assets of public portfolio companies are priced based on the Black-Scholes option pricing model that use the publicly-traded equity prices (underlying stock value), stated strike prices, option expiration dates, the risk-free interest rate and market-observable option volatility assumptions.

Level 3	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Below is a summary of the valuation techniques used for each class of Level 3 assets:

-	Venture capital and private equity fund investments: Valuations are based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, adjusted for any contributions paid during the period, distributions received from the investment during the period, or significant fund transactions or market events.

-	Other venture capital investments: Valuations are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company issue, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment.

-	Other investments: Valuations are based on pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

-	Equity warrant assets (private portfolio): Valuations of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the underlying asset value, by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates of actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company.

For the three and nine months ended September 30, 2011, we had transfers of $3.9 million from Level 2 to Level 1. There were no transfers between Level 2 and Level 1 during the three and nine months ended September 30, 2010. Transfers from Level 3 to Level 2 for all periods presented were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (See our Level 3 reconciliation below).

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

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,130	$—	$26,130
U.S. agency debentures	—	2,945,537	—	2,945,537
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,503,851	—	1,503,851
Agency-issued collateralized mortgage obligations (fixed)	—	2,402,232	—	2,402,232
Agency-issued collateralized mortgage obligations (variable)	—	2,559,161	—	2,559,161
Agency-issued commercial mortgage-backed securities	—	103,181	—	103,181
Municipal bonds and notes	—	98,776	—	98,776
Equity securities	518	—	—	518

Total available-for-sale securities	518	9,638,868	—	9,639,386

Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	—	—	578,126	578,126
Other venture capital investments	—	—	120,160	120,160
Other investments	—	—	973	973

Total non-marketable securities (investment company fair value accounting)	—	—	699,259	699,259

Other assets:
Marketable securities	3,962	—	—	3,962
Interest rate swaps	—	13,305	—	13,305
Foreign exchange forward and option contracts	—	13,936	—	13,936
Equity warrant assets	—	4,105	54,418	58,523
Loan conversion options	—	2,057	—	2,057
Client interest rate derivatives	—	53	—	53

Total assets (1)	$4,480	$9,672,324	$753,677	$10,430,481

Liabilities
Foreign exchange forward and option contracts	$—	$12,171	$—	$12,171
Client interest rate derivatives	—	55	—	55

Total liabilities	$—	$12,226	$—	$12,226

(1)	Included in Level 1 and Level 3 assets are $3.4 million and $605.7 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2011:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$515,118	$32,041	$42,590	$—	$—	$(11,623)	$—	$—	$578,126
Other venture capital investments	114,070	17,237	2,193	(9,335)	—	(4,005)	—	—	120,160
Other investments	995	(16)	—	—	—	(6)	—	—	973

Total non-marketable securities (investment company fair value accounting) (1)	630,183	49,262	44,783	(9,335)	—	(15,634)	—	—	699,259
Other assets:
Equity warrant assets (2)	49,777	8,192	—	(6,427)	2,876	—	—	—	54,418

Total assets	$679,960	$57,454	$44,783	$(15,762)	$2,876	$(15,634)	$—	$—	$753,677

Three months ended September 30, 2010:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$322,159	$13,010	$31,873	$—	$—	$(1,300)	$—	$—	$365,742
Other venture capital investments	94,980	(332)	1,855	(1,177)	—	—	—	(10,791)	84,535
Other investments	960	9	—	—	—	(7)	—	—	962

Total non-marketable securities (investment company fair value accounting) (1)	418,099	12,687	33,728	(1,177)	—	(1,307)	—	(10,791)	451,239
Other assets:
Equity warrant assets (2)	38,633	3,130	—	(4,523)	2,543	—	—	(18)	39,765

Total assets	$456,732	$15,817	$33,728	$(5,700)	$2,543	$(1,307)	$—	$(10,809)	$491,004

Nine months ended September 30, 2011:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$391,247	$108,032	$119,990	$—	$—	$(41,143)	$—	$—	$578,126
Other venture capital investments	111,843	22,608	12,939	(27,513)	—	283	—	—	120,160
Other investments	981	4	—	—	—	(12)	—	—	973

Total non-marketable securities (investment company fair value accounting) (1)	504,071	130,644	132,929	(27,513)	—	(40,872)	—	—	699,259
Other assets:
Equity warrant assets (2)	43,537	21,403	—	(19,889)	10,058	(63)	—	(628)	54,418

Total assets	$547,608	$152,047	$132,929	$(47,402)	$10,058	$(40,935)	$—	$(628)	$753,677

Nine months ended September 30, 2010:
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$271,316	$32,408	$73,718	$—	$—	$(11,700)	$—	$—	$365,742
Other venture capital investments	96,577	(1,106)	6,355	(6,500)	—	—	—	(10,791)	84,535
Other investments	1,143	(43)	—	—	—	(138)	—	—	962

Total non-marketable securities (investment company fair value accounting) (1)	369,036	31,259	80,073	(6,500)	—	(11,838)	—	(10,791)	451,239
Other assets:
Equity warrant assets (2)	40,119	2,588	—	(7,859)	5,312	(1)	—	(394)	39,765

Total assets	$409,155	$33,847	$80,073	$(14,359)	$5,312	$(11,839)	$—	$(11,185)	$491,004

(1)	Realized and unrealized gains are recorded on the line items gains on investment securities, net and other noninterest income, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item gains on derivative instruments, net a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at September 30, 2011:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments	$22,845	$75,576
Other venture capital investments	13,770	14,076
Other investments	(16)	4

Total non-marketable securities (investment company fair value accounting) (1)	36,599	89,656
Other assets:
Equity warrant assets (2)	3,288	11,297

Total unrealized gains	$39,887	$100,953

(1)	Unrealized gains are recorded on the line items gains on investment securities, net and other noninterest income, components of noninterest income.
(2)	Unrealized gains are recorded on the line item gains on derivative instruments, net a component of noninterest income.

Financial Instruments not Carried at Fair Value

FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with these requirements.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of our financial instruments, our fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are calculated based on indicator prices corroborated by observable market quotes or pricing models, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision or substantiated by comparison to independent markets, and they may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

The following describes the methods and assumptions used in estimating the fair values of financial instruments, excluding financial instruments already recorded at fair value as described above.

Short-Term Financial Assets

Short-term financial assets include cash on hand, cash balances due from banks, interest-earning deposits, securities purchased under agreement to resell and other short-term investment securities. We believe the carrying amount is a reasonable estimate of fair value because of the insignificant risk of changes in fair value due to changes in market interest rates, and purchased in conjunction with our cash management activities.

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). The fair value of other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value as obtained from the general partners of the investments. We adjust the net asset value for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th, for our September 30th consolidated financial statements, adjusted for any contributions paid during the third quarter, distributions received from the investment during the third quarter, or significant fund transactions or market events, if any. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

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

Short-Term Borrowings

Short-term borrowings at December 31, 2010 included cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The carrying amount is a reasonable estimate of fair value. Due to our repurchase of $312.6 million of these notes and termination of associated portions of interest rate swaps (see Note 7—“Short-Term Borrowings and Long-Term Debt”) in May 2011, the notional value of our swaps fell below the $10 million threshold specified in the agreement, and therefore, the full collateral was returned to the counterparties.

Long-Term Debt

Long-term debt at September 30, 2011 includes our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures, 5.70% Senior Notes and 6.05% Subordinated Notes, and other long-term debt. At December 31, 2010, long-term debt also included our 3.875% Convertible Notes, which matured in April 2011 (see Note 7—“Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 5.70% Senior Notes and 6.05% Subordinated Notes are amounts related to the fair value of the interest rate swaps associated with the notes.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at September 30, 2011 or December 31, 2010. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of September 30, 2011 and December 31, 2010. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Non-marketable securities (cost and equity method accounting)	$252,704	$273,991	$217,449	$230,158
Net loans	6,243,342	6,302,330	5,439,110	5,466,252
Financial liabilities:
Other short-term borrowings	—	—	37,245	37,245
Deposits	16,139,222	16,139,059	14,336,941	14,334,013
5.375% Senior Notes	347,744	363,763	347,601	344,498
5.70% Senior Notes (1)	145,632	149,695	265,613	277,301
6.05% Subordinated Notes (2)	55,302	58,916	285,937	298,101
3.875% Convertible Notes	—	—	249,304	276,825
7.0% Junior Subordinated Debentures	55,416	50,722	55,548	49,485
Other long-term debt	5,463	5,463	5,257	5,257
Off-balance sheet financial assets:
Commitments to extend credit	—	20,252	—	19,264

(1)	At September 30, 2011 and December 31, 2010, included in the carrying value and estimated fair value of our 5.70% Senior Notes are $4.2 million and $15.7 million, respectively, related to the fair value of the interest rate swaps associated with the notes.
(2)	At September 30, 2011 and December 31, 2010, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes are $9.1 million and $36.3 million, respectively, related to the fair value of the interest rate swaps associated with the notes.

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

Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions, if any, to be received through initial public offerings (“IPOs”) and merger and acquisition (“M&A”) activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th, for our September 30th consolidated financial statements, adjusted for any contributions paid during the third quarter, distributions received from the investment during the third quarter, or significant fund transactions or market events.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2011:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)	$578,126	$314,285
Non-marketable securities (equity method accounting):
Other investments (2)	60,010	10,150
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	155,794	92,598

Total	$793,930	$417,033

(1)

Venture capital and private equity fund investments within non-marketable securities (investment company fair value accounting) include investments made by our managed funds of funds, one of our co-investment funds and one other private equity fund.

These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under investment company fair value accounting are $495.9 million and $300.0 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and venture capital and private equity fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.
(3)	Venture capital and private equity fund investments within non-marketable securities (cost method accounting) include investments in venture capital and private equity fund investments that invest primarily in U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds. Included in the $92.6 million of unfunded commitments is $74.9 million of unfunded commitments made by SVB Financial which were originally intended to be transferred to certain new managed funds of funds. We currently do not have any plans to transfer these investments to any new or existing managed fund. Until we may later decide to transfer, sell or otherwise dispose of the investments to a fund managed by us or a third party, they continue to remain investments and obligations of SVB Financial.

14. Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with GAAP and disclose reasonably possible outcomes that we believe could have a material effect on our financial statements. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, and/or results of operation in the future.

15. Related Parties

During the nine months ended September 30, 2011, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our Employee Home Ownership Plan.

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

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

•	The adequacy of reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves

•	The level of loan and deposit balances

•	The level of client investment fees and associated margins

•	The profitability of our products and services

•	Our strategic initiatives

•	Our plans to form new managed investment funds and our intent to transfer certain existing investment commitments to third parties or any managed funds

•	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	The impact of the outcome of the IRS tax audit examination of the Company

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The effect of application of certain accounting pronouncements

•	The effect of lawsuits and claims

•	Regulatory developments, including the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act (as defined below)

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

Management’s Overview of Third Quarter 2011 Performance

In the third quarter of 2011, compared to the third quarter of 2010, we experienced growth in our interest-earning assets as a result of continued growth of client deposits. As a result, we recognized a strong increase in net interest income from growth in average loan balances and the investment of excess deposits into available-for-sale securities. In addition to higher net interest income, we saw continued strong overall credit quality, resulting in a nominal provision for the third quarter of 2011. We also recognized higher noninterest income, primarily due to increased valuations from companies in our managed funds, as well as an increase in core fee income. Additionally, our overall capital and liquidity continued to remain strong.

Third quarter 2011 results (compared to the third quarter 2010, where applicable) reflected strong performance across all areas of our business and included:

•	Strong growth in our lending business with average loan balances of $6.0 billion, an increase of $1.5 billion from the third quarter of 2010.

•	Average deposit balances of $15.8 billion, an increase of $3.9 billion from the third quarter of 2010.

•

An increase in net interest income (fully taxable equivalent basis) of $29.1 million, or 27.2 percent, primarily due to an increase in interest income from loans due to the increase in average balances of $1.5 billion, as well as an increase in interest income from our available-for-sale securities as a result of investing our excess cash from deposit growth. These increases were partially offset by lower investment yields available on new purchases of securities in the current rate environment, as well as lower overall yields on our loan portfolio due to changes in loan composition.

•

A nominal provision for loan losses of $0.8 million for the third quarter of 2011, compared to a provision of $11.0 million for the third quarter of 2010. The provision for the third quarter of 2011 was due to an increase in period-end loans, offset by net recoveries. Overall, our allowance for loan losses as a percentage of loans decreased to 1.34 percent from 1.52 percent in the third quarter of 2010 primarily due to continued strong overall credit quality.

•

Core fee income (foreign exchange fees, deposit service charges, credit card fees, client investment fees and letters of credit and standby letters of credit income) increased by $3.3 million, or 12.2 percent, to $30.3 million for the third quarter of 2011. This increase reflects increased client activity and continued growth in our business.

•

Gains on investment securities, net of noncontrolling interests, were $9.3 million for the third quarter of 2011, compared to $6.2 million for the third quarter of 2010 (the third quarter of 2010 amount also excludes gains of $23.6 million from the sale of certain available-for-sale securities during the quarter).

•

An increase of $23.3 million in noninterest expense to $127.5 million, primarily due to an increase of $14.8 million in compensation and benefits expense reflecting higher incentive compensation costs based on our strong performance in 2011 and an increase in the number of average full-time equivalent employees (“FTE”).

•

Overall, our liquidity remained strong based on our period end available-for-sale securities portfolio of $9.6 billion at September 30, 2011, compared to $7.9 billion at December 31, 2010. The increase provided additional liquidity resources through current expected cash flow and through the ability to secure wholesale borrowings, if needed.

•

Overall, SVB Financial and the Bank continue to maintain strong capital positions. The Bank’s Tier 1 leverage ratio increased by 11 basis points to 6.93 percent at September 30, 2011, compared to 6.82 percent at December 31, 2010. The increase in the Bank’s Tier 1 leverage capital ratio was primarily the result of strong earnings, partially offset by growth of average deposits.

A summary of our performance for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands, except per share data and ratios)	2011	2010	% Change		2011	2010	% Change
Income Statement:
Diluted earnings per share	$0.86	$0.89	(3.4)%		$3.12	$1.83	70.5%
Net income available to common stockholders	37,571	37,787	(0.6)		136,328	77,464	76.0
Net interest income	135,455	106,341	27.4		386,207	313,617	23.1
Net interest margin	3.13%	3.14%	(1	)bps	3.07%	3.21%	(14	)bps
Provision for (reduction of) loan losses	$769	$10,971	(93.0)%		$(2,144)	$29,124	(107.4)%
Noninterest income (1)	95,611	86,236	10.9		309,273	175,666	76.1
Noninterest expense (2)	127,451	104,171	22.3		365,918	306,927	19.2
Balance Sheet:
Average loans, net of unearned income	$6,006,614	$4,498,487	33.5%		$5,619,709	$4,243,431	32.4%
Average noninterest-bearing demand deposits	10,634,757	6,924,973	53.6		9,783,426	6,947,666	40.8
Average interest-bearing deposits	5,169,279	4,994,248	3.5		5,467,512	4,653,117	17.5
Average total deposits	15,804,036	11,919,221	32.6		15,250,938	11,600,783	31.5
Ratios:
Return on average common SVBFG stockholders’ equity (annualized) (3)	9.93%	11.84%	(16.1)%		12.95%	8.56%	51.3%
Return on average assets (annualized) (4)	0.79	1.02	(22.5)		0.99	0.72	37.5
Book value per common share (5)	35.50	30.23	17.4		35.50	30.23	17.4
Operating efficiency ratio (6)	55.04	53.95	2.0		52.50	62.53	(16.0)
Allowance for loan losses as a percentage of total period-end gross loans	1.34	1.52	(18	)bps	1.34	1.52	(18	)bps
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.54	1.08	(54	)bps	0.40	1.27	(87	)bps
Net loan (recoveries) charge-offs as a percentage of average total gross loans (annualized)	(0.15)	0.73	(88	)bps	(0.11)	0.85	(96	)bps
Other Statistics:
Average SVB prime lending rate	4.00%	4.00%	-	bps	4.00%	4.00%	-	bps
Average full-time equivalent employees	1,478	1,321	11.9%		1,428	1,289	10.8%
Period end full-time equivalent employees	1,504	1,341	12.2		1,504	1,341	12.2
Non-GAAP measures:
Non-GAAP net income available to common stockholders (7)	$37,571	$23,579	59.3		$111,941	$62,595	78.8
Non-GAAP diluted earnings per common share (7)	0.86	0.55	56.4		2.57	1.48	73.6
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of available-for-sale securities (8)	54,372	45,042	20.7		160,600	116,566	37.8
Non-GAAP noninterest expense, net of noncontrolling interests and excluding net gains from debt repurchases (9)	124,685	101,232	23.2		360,173	297,877	20.9
Non-GAAP operating efficiency ratio (9)	65.53%	66.65%	(1.7)		65.70%	69.00%	(4.8)
Tangible common equity to tangible assets (10)	8.00	8.10	(1.2)		8.00	8.10	(1.2)
Tangible common equity to risk-weighted assets (10)	14.21	15.17	(6.3)		14.21	15.17	(6.3)

(1)	Noninterest income included net gains of $41.2 million and $111.4 million attributable to noncontrolling interests for the three and nine months ended September 30, 2011, respectively, compared to net gains of $17.6 million and $34.4 million for the comparable 2010 periods. See “Results of Operations—Noninterest Income” for a description of noninterest income attributable to noncontrolling interests.
(2)	Noninterest expense included $2.8 million and $8.9 million attributable to noncontrolling interests for the three and nine months ended September 30, 2011, respectively, compared to $2.9 million and $9.1 million for the comparable 2010 periods. See “Results of Operations—Noninterest Expense” for a description of noninterest expense attributable to noncontrolling interests.
(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average SVBFG stockholders’ equity.
(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average assets.
(5)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.
(7)	To supplement our consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures. See “Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share” below for a reconciliation of these measures.
(8)	See “Results of Operations—Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(9)	See “Results of Operations—Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and the non-GAAP operating efficiency ratio.

(10)	See “Capital Resources—Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share

We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes (when applicable) gains from the sale of certain available-for-sale securities, as well as net gains from debt repurchases and termination of corresponding interest rate swaps. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share amounts)	2011	2010	2011	2010
Net income available to common stockholders	$37,571	$37,787	$136,328	$77,464
Less: gains on sales of available-for-sale securities (1)	—	(23,605)	(37,314)	(24,699)
Tax impact of gains on sales of available-for-sale securities	—	9,397	14,810	9,830
Less: net gain from note repurchases and termination of corresponding interest rate swaps (2)	—	—	(3,123)	—
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	—	—	1,240	—

Non-GAAP net income available to common stockholders	$37,571	$23,579	$111,941	$62,595

GAAP earnings per common share — diluted	$0.86	$0.89	$3.12	$1.83
Impact of gains on sales of available-for-sale securities (1)	—	(0.56)	(0.85)	(0.58)
Tax impact of gains on sales of available-for-sale securities	—	0.22	0.34	0.23
Net gain from note repurchases and termination of corresponding interest rate swaps (2)	—	—	(0.07)	—
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	—	—	0.03	—

Non-GAAP earnings per common share — diluted	$0.86	$0.55	$2.57	$1.48

Weighted average diluted common shares outstanding	43,791,238	42,512,515	43,641,185	42,400,685

(1)	Gains on the sales of $1.4 billion, $492.9 million and $157.9 million in certain available-for-sale securities in the second quarter of 2011, the third quarter of 2010 and the second quarter of 2010, respectively.
(2)	Net gains of $3.1 million from the repurchase of $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in the second quarter of 2011.

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

There have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2010 Form 10-K.

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

	2011 Compared to 2010			2011 Compared to 2010
	Three months ended September 30, Increase (decrease) due to change in			Nine months ended September 30, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(3,984)	$2,640	$(1,344)	$(5,052)	$1,580	$(3,472)
Available-for-sale securities (taxable) (1)	67,056	(60,074)	6,982	70,435	(46,972)	23,463
Available-for-sale securities (non-taxable) (1)	(72)	(4)	(76)	(162)	(62)	(224)
Loans, net of unearned income	48,976	(27,999)	20,977	70,601	(15,882)	54,719

Increase (decrease) in interest income, net	111,976	(85,437)	26,539	135,822	(61,336)	74,486

Interest expense:
NOW deposits	107	(101)	6	75	(27)	48
Money market deposits	1,861	(2,190)	(329)	1,531	(1,080)	451
Money market deposits in foreign offices	98	(136)	(38)	122	(41)	81
Time deposits	(213)	49	(164)	(230)	(224)	(454)
Sweep deposits	(215)	(1,328)	(1,543)	(60)	(4,002)	(4,062)

Total increase (decrease) in deposits expense	1,638	(3,706)	(2,068)	1,438	(5,374)	(3,936)
Short-term borrowings	(21)	(5)	(26)	(30)	(10)	(40)
5.375% Senior Notes	4,234	44	4,278	13,846	51	13,897
3.875% Convertible Notes	(3,540)	—	(3,540)	(6,750)	360	(6,390)
Junior Subordinated Debentures	(2)	—	(2)	(11)	274	263
5.70% Senior Notes and 6.05% Subordinated Notes	(865)	(336)	(1,201)	(1,489)	(357)	(1,846)
Other long-term debt	(32)	43	11	(43)	69	26

Total (decrease) increase in borrowings expense	(226)	(254)	(480)	5,523	387	5,910

(Decrease) increase in interest expense, net	1,412	(3,960)	(2,548)	6,961	(4,987)	1,974

Increase (decrease) in net interest income	$110,564	$(81,477)	$29,087	$128,861	$(56,349)	$72,512

(1)	Our available-for-sale securities portfolio represents interest-earning investment securities.

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended September 30, 2011 and 2010

Net interest income increased by $29.1 million to $135.9 million for the three months ended September 30, 2011, compared to $106.9 million for the comparable 2010 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. Growth in deposits is reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. These increases were partially offset by lower rates earned on our available-for-sale securities and loans, primarily attributable to the low interest rate environment and changes in loan composition.

The main factors affecting interest income and interest expense for the three months ended September 30, 2011, compared to the comparable 2010 period are discussed below:

•	Interest income for the three months ended September 30, 2011 increased by $26.5 million primarily due to:

•

A $21.0 million increase in interest income on loans, primarily related to a $1.5 billion increase in average loan balances for the three months ended September 30, 2011, compared to the comparable 2010 period. This increase was partially offset by a decrease in overall yield on the loan portfolio resulting primarily from changes in loan composition.

•

A $6.9 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $4.3 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by lower investment yields available on new purchases of securities in the current rate environment and the effect of sales of higher-yielding securities in the second quarter of 2011 and third quarter of 2010 (which resulted in pre-tax gains of $37.3 million and $23.6 million, respectively).

•	Interest expense for the three months ended September 30, 2011 decreased by $2.5 million primarily due to:

•

A decrease in interest expense from interest-bearing deposits of $2.1 million, primarily due to decreases in rates paid on deposits throughout 2010 and the first three quarters of 2011, which is reflective of current market rates. This decrease was partially offset by an increase in interest expense related to a $175.0 million increase in average interest-bearing deposit balances.

•

A decrease in interest expense of $0.5 million related to our long-term debt, primarily due to a $4.3 million increase in interest expense from the issuance of $350.0 million of 5.375% Senior Notes in September 2010, partially offset by a $3.5 million decrease due to the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011.

Nine months ended September 30, 2011 and 2010

•

Net interest income increased by $72.5 million to $387.7 million for the nine months ended September 30, 2011, compared to $315.2 million for the comparable 2010 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. Growth in deposits is reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. These increases were partially offset by lower rates earned on our available-for-sale securities and loans, primarily attributable to the low interest rate environment and changes in loan composition.

The main factors affecting interest income and interest expense for the nine months ended September 30, 2011, compared to the comparable 2010 period are discussed below:

•	Interest income for the nine months ended September 30, 2011 increased by $74.5 million primarily due to:

•

A $54.7 million increase in interest income on loans, primarily related to a $1.4 billion increase in average loan balances. This increase was partially offset by a decrease in overall yield on the loan portfolio resulting primarily from changes in loan composition.

•

A $23.2 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $4.5 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by lower investment yields available on new purchases of securities in the current rate environment and the effect of sales of higher-yielding securities in the second quarter of 2011 and third quarter of 2010.

•	Interest expense for the nine months ended September 30, 2011 increased by $2.0 million primarily due to:

•

An increase in interest expense of $6.0 million related to our long-term debt, primarily due to a $13.9 million increase in interest expense from the issuance of $350 million in 5.375% Senior Notes in September 2010, partially offset by a $6.4 million decrease due to the maturity of our 3.875% Convertible Notes in April 2011.

•

This increase was partially offset by a decrease in interest expense from interest-bearing deposits of $3.9 million, primarily due to decreases in rates paid on deposits throughout 2010 and the first three quarters of 2011, which is reflective of current market rates. This decrease was partially offset by an increase in interest expense related to an $814.4 million increase in average interest-bearing deposit balances.

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin was 3.13 percent and 3.07 percent for the three and nine months ended September 30, 2011, respectively, compared to 3.14 percent and 3.21 percent for the comparable 2010 periods. The decreases in our net interest margin were primarily due to the significant growth of our deposits, the majority of which were invested in available-for-sale securities (our deposit growth is reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients). Additionally, paydowns and sales of higher-yielding securities throughout 2010 and the first nine months of 2011 were reinvested in lower-yielding securities given the current interest rate environment. As such, the overall mix of our interest-earning assets shifted to a higher proportion of lower-yielding assets, which is reflective of the low interest rate environment. The decreases for the three and nine months ended September 30, 2011, were partially offset by increases of $1.5 billion and $1.4 billion, respectively, in average loan balances (higher-yielding assets) and a decrease in rates paid on our deposits.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2011 and 2010, respectively:

Average Balances, Rates and Yields for the Three Months Ended September 30, 2011 and 2010

	Three months ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,595,176	$1,375	0.34%	$3,740,869	$2,719	0.29%
Available-for-sale securities: (2)
Taxable	9,528,645	39,357	1.64	5,181,966	32,375	2.48
Non-taxable (3)	92,268	1,382	5.94	96,991	1,458	5.96
Total loans, net of unearned income (4)	6,006,614	101,693	6.72	4,498,487	80,716	7.12

Total interest-earning assets	17,222,703	143,807	3.31	13,518,313	117,268	3.45

Cash and due from banks	286,485			222,458
Allowance for loan losses	(88,315)			(77,937)
Other assets (5)	1,375,637			1,092,804

Total assets	$18,796,510			$14,755,638

Funding sources:
Interest-bearing liabilities:
NOW deposits	$89,549	$53	0.23%	$48,284	$47	0.39%
Money market deposits	2,577,617	1,125	0.17	1,963,838	1,454	0.29
Money market deposits in foreign offices	104,605	26	0.10	79,838	64	0.32
Time deposits	229,430	236	0.41	399,444	400	0.40
Sweep deposits	2,168,078	275	0.05	2,502,844	1,818	0.29

Total interest-bearing deposits	5,169,279	1,715	0.13	4,994,248	3,783	0.30
Short-term borrowings	1,250	—	—	52,949	26	0.19
5.375% Senior Notes	347,712	4,812	5.49	41,555	534	5.10
3.875% Convertible Notes	—	—	—	248,331	3,540	5.66
Junior Subordinated Debentures	55,445	829	5.93	55,621	831	5.93
5.70% Senior Notes and 6.05% Subordinated Notes	201,024	436	0.86	566,948	1,637	1.15
Other long-term debt	5,840	77	5.23	6,392	66	4.10

Total interest-bearing liabilities	5,780,550	7,869	0.54	5,966,044	10,417	0.69
Portion of noninterest-bearing funding sources	11,442,153			7,552,269

Total funding sources	17,222,703	7,869	0.18	13,518,313	10,417	0.31

Noninterest-bearing funding sources:
Demand deposits	10,634,757			6,924,973
Other liabilities	287,030			197,865
SVBFG stockholders’ equity	1,500,452			1,265,971
Noncontrolling interests	593,721			400,785
Portion used to fund interest-earning assets	(11,442,153)			(7,552,269)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$18,796,510			$14,755,638

Net interest income and margin		$135,938	3.13%		$106,851	3.14%

Total deposits	$15,804,036			$11,919,221

Average SVBFG stockholders’ equity as a percentage of average assets			7.98%			8.58%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(483)			(510)

Net interest income, as reported		$135,455			$106,341

(1)	Includes average interest-bearing deposits in other financial institutions of $338.4 million and $237.8 million for the three months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, balances also include $975.1 million and $3.4 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities are based on amortized cost, therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $1.0 billion and $740.1 million for the three months ended September 30, 2011 and 2010, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2011 and 2010

	Nine months ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,951,625	$4,972	0.34%	$4,048,242	$8,444	0.28%
Available-for-sale securities: (2)
Taxable	9,195,583	124,956	1.82	4,733,666	101,493	2.87
Non-taxable (3)	94,179	4,189	5.95	97,796	4,413	6.03
Total loans, net of unearned income (4)	5,619,709	284,935	6.78	4,243,431	230,216	7.25

Total interest-earning assets	16,861,096	419,052	3.32	13,123,135	344,566	3.51

Cash and due from banks	275,617			229,192
Allowance for loan losses	(87,616)			(77,207)
Other assets (5)	1,287,751			1,021,019

Total assets	$18,336,848			$14,296,139

Funding sources:
Interest-bearing liabilities:
NOW deposits	$79,112	$198	0.33%	$50,338	$150	0.40%
Money market deposits	2,486,211	4,186	0.23	1,667,830	3,735	0.30
Money market deposits in foreign offices	134,216	264	0.26	74,841	183	0.33
Time deposits	292,710	913	0.42	359,278	1,367	0.51
Sweep deposits	2,475,263	1,818	0.10	2,500,830	5,880	0.31

Total interest-bearing deposits	5,467,512	7,379	0.18	4,653,117	11,315	0.33
Short-term borrowings	22,287	25	0.15	47,807	65	0.18
5.375% Senior Notes	347,665	14,431	5.55	14,004	534	5.10
3.875% Convertible Notes	95,071	4,210	5.92	247,765	10,600	5.72
Junior Subordinated Debentures	55,489	2,494	6.01	55,750	2,231	5.35
5.70% Senior Notes and 6.05% Subordinated Notes	357,523	2,617	0.98	557,405	4,463	1.07
Other long-term debt	5,580	223	5.34	6,897	197	3.82

Total interest-bearing liabilities	6,351,127	31,379	0.66	5,582,745	29,405	0.70
Portion of noninterest-bearing funding sources	10,509,969			7,540,390

Total funding sources	16,861,096	31,379	0.25	13,123,135	29,405	0.30

Noninterest-bearing funding sources:
Demand deposits	9,783,426			6,947,666
Other liabilities	254,033			176,854
SVBFG stockholders’ equity	1,407,231			1,210,082
Noncontrolling interests	541,031			378,792
Portion used to fund interest-earning assets	(10,509,969)			(7,540,390)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$18,336,848			$14,296,139

Net interest income and margin		$387,673	3.07%		$315,161	3.21%

Total deposits	$15,250,938			$11,600,783

Average SVBFG stockholders’ equity as a percentage of average assets			7.67%			8.46%

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,466)			(1,544)

Net interest income, as reported		$386,207			$313,617

(1)	Includes average interest-bearing deposits in other financial institutions of $293.0 million and $207.9 million for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, balances also include $1.4 billion and $3.8 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.
(2)	Yields on interest-earning investment securities are based on amortized cost, therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $899.6 million and $666.1 million for the nine months ended September 30, 2011 and 2010, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for (Reduction of) Loan Losses

Our provision for (reduction of) loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. The following table summarizes our allowance for loan losses for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Allowance for loan losses, beginning balance	$82,155	$71,789	$82,627	$72,450
Provision for (reduction of) loan losses	769	10,971	(2,144)	29,124
Gross loan charge-offs	(8,248)	(12,289)	(16,863)	(40,602)
Loan recoveries	10,570	3,898	21,626	13,397

Allowance for loan losses, ending balance	$85,246	$74,369	$85,246	$74,369

Provision for (reduction of) as a percentage of total gross loans (annualized)	0.05%	0.89%	(0.04)%	0.79%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.54	1.08	0.40	1.27
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	(0.15)	0.73	(0.11)	0.85
Allowance for loan losses as a percentage of period-end total gross loans	1.34	1.52	1.34	1.52
Period-end total gross loans	$6,382,235	$4,900,129	$6,382,235	$4,900,129
Average total gross loans	6,057,937	4,534,485	5,666,939	4,277,371

We had a provision for loan losses of $0.8 million for the three months ended September 30, 2011, compared to a provision of $11.0 million for the comparable 2010 period. The provision of $0.8 million was due to an increase in the allowance for the increase in period-end loans. This increase was partially offset by a decrease in the allowance for our performing loans as a percentage of total performing loans due to changes in loan composition. Gross loan charge-offs of $8.2 million for the three months ended September 30, 2011 were primarily from our hardware and software client portfolios. Loan recoveries of $10.6 million for the three months ended September 30, 2011 were primarily from our private bank and life science client portfolios.

We had a reduction of loan losses of $2.1 million for the nine months ended September 30, 2011, compared to a provision of $29.1 million for the comparable 2010 period. Gross loan charge-offs of $16.9 million for the nine months ended September 30, 2011 were primarily from our hardware, software, life sciences, and other commercial loans client portfolios. Loan recoveries of $21.6 million for the nine months ended September 30, 2011 were primarily from our software, private bank and life science client portfolios.

Our allowance for loan losses as a percentage of total gross loans decreased from 1.52 percent at September 30, 2010 to 1.34 percent at September 30, 2011, primarily due to a reduction in the allowance for our performing loans. Our allowance for loan losses for total gross performing loans as a percentage of total gross performing loans decreased to 1.25 percent at September 30, 2011, compared to 1.37 percent at December 31, 2010 due to the strong overall credit quality of our clients.

Noninterest Income

A summary of noninterest income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Gains on investment securities, net	$52,262	$46,611	12.1%	$175,279	$67,420	160.0%
Foreign exchange fees	11,546	9,091	27.0	32,397	26,207	23.6
Gains on derivative instruments, net	9,951	1,257	NM	24,153	4,565	NM
Deposit service charges	8,259	7,324	12.8	23,214	22,283	4.2
Credit card fees	4,506	3,139	43.5	12,687	8,853	43.3
Client investment fees	2,939	4,681	(37.2)	9,707	13,562	(28.4)
Letters of credit and standby letters of credit income	3,040	2,752	10.5	8,452	7,869	7.4
Other	3,108	11,381	(72.7)	23,384	24,907	(6.1)

Total noninterest income	$95,611	$86,236	10.9	$309,273	$175,666	76.1

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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest income, net of noncontrolling interests
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
GAAP noninterest income (as reported)	$95,611	$86,236	10.9%	$309,273	$175,666	76.1%
Less: income attributable to noncontrolling interests, including carried interest	41,239	17,589	134.5	111,359	34,401	NM

Noninterest income, net of noncontrolling interests	54,372	68,647	(20.8)	197,914	141,265	40.1
Less: gains on sales of certain available-for-sale securities	—	23,605	(100.0)	37,314	24,699	51.1

Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$54,372	$45,042	20.7	$160,600	$116,566	37.8

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

We experience variability in the performance of our non-marketable and marketable investments from quarter to quarter, which results in net gains or losses on investment securities. This variability is due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains from investment securities and as such our results for a particular period are not necessarily indicative of our expected performance in a future period.

For the three months ended September 30, 2011, we had net gains on investment securities of $52.3 million, compared to net gains of $46.6 million for the comparable 2010 period. Gains on investment securities, net of noncontrolling interests, were $9.3 million for the three months ended September 30, 2011, compared to $6.2 million for the comparable 2010 period (the third quarter of 2010 amount also excludes gains from the sale of certain available-for-sale-securities). The gains, net of noncontrolling interests, of $9.3 million for the three months ended September 30, 2011 were primarily due to the continued trend of increased valuations of companies (primarily internet and social networking) in our managed funds.

For the nine months ended September 30, 2011, we had net gains on investment securities of $175.3 million, compared to net gains of $67.4 million for the comparable 2010 period. Gains on investment securities, net of noncontrolling interests, were $25.2 million for the nine months ended September 30, 2011, compared to $9.6 million for the comparable 2010 period (amounts also exclude gains of $37.3 million and $24.7 million, respectively, from the sale of certain available-for-sale securities). The gains, net of noncontrolling interests, of $25.2 million for the nine months ended September 30, 2011 were primarily attributable to the following:

•	Net gains of $14.5 million from our managed funds, primarily due to increased valuations and liquidity events from companies (primarily internet and social networking).

•

Net gains of $6.2 million from our strategic and other investments, which included gains of $2.3 million from the sale of shares of a company that completed an IPO during the second quarter of 2011. These shares were originally acquired through the exercise of equity warrant assets.

The following tables provide a summary of net gains on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30, 2011
(Dollars in thousands)	Managed Funds of Funds	Managed Co- Investment Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$32,264	$17,517	$1,422	$5	$1,054	$52,262
Less: income (loss) attributable to noncontrolling interests, including carried interest	28,765	14,222	(26)	—	—	42,961

Non-GAAP net gains on investment securities, net of noncontrolling interests	$3,499	$3,295	$1,448	$5	$1,054	$9,301

	Three months ended September 30, 2010
(Dollars in thousands)	Managed Funds of Funds	Managed Co- Investment Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$11,825	$8,552	$1,527	$23,605	$1,102	$46,611
Less: income attributable to noncontrolling interests, including carried interest	10,081	6,710	26	—	—	16,817

Net gains on investment securities, net of noncontrolling interests	1,744	1,842	1,501	23,605	1,102	29,794
Less: gains on sales of certain available-for-sale securities	—	—	—	23,605	—	23,605

Non-GAAP net gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$1,744	$1,842	$1,501	$—	$1,102	$6,189

	Nine months ended September 30, 2011
(Dollars in thousands)	Managed Funds of Funds	Managed Co- Investment Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$107,640	$19,623	$4,524	$37,288	$6,204	$175,279
Less: income attributable to noncontrolling interests, including carried interest	95,727	17,042	14	—	—	112,783

Net gains on investment securities, net of noncontrolling interests	11,913	2,581	4,510	37,288	6,204	62,496
Less: gains on sales of certain available-for-sale securities	—	—	—	37,314	—	37,314

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$11,913	$2,581	$4,510	$(26)	$6,204	$25,182

	Nine months ended September 30, 2010
(Dollars in thousands)	Managed Funds of Funds	Managed Co- Investment Funds	Debt Funds	Available- For- Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$30,175	$8,952	$2,376	$24,473	$1,444	$67,420
Less: income (loss) attributable to noncontrolling interests, including carried interest	26,342	6,818	(1)	—	—	33,159

Net gains on investment securities, net of noncontrolling interests	3,833	2,134	2,377	24,473	1,444	34,261
Less: gains on sales of certain available-for-sale securities	—	—	—	24,699	—	24,699

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$3,833	$2,134	$2,377	$(226)	$1,444	$9,562

Foreign Exchange Fees

Foreign exchange fees were $11.5 million and $32.4 million for the three and nine months ended September 30, 2011, respectively, compared to $9.1 million and $26.2 million for the comparable 2010 periods. The increases were primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $2.5 billion and $7.0 billion for the three and nine months ended September 30, 2011, respectively, compared to $1.9 billion and $4.7 billion for the comparable 2010 periods.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$658	$420	56.7%	$1,448	$1,252	15.7%
Gains (losses) on internal foreign exchange forward contracts, net (2)	3,591	(2,987)	NM	540	178	NM

Total gains (losses) on foreign exchange forward contracts, net	4,249	(2,567)	NM	1,988	1,430	39.0
Change in fair value of interest rate swap	(400)	—	—	(467)	—	—
Net gains (losses) on other derivatives	584	62	NM	(743)	62	NM
Equity warrant assets: (3)
Gains on exercise, net	2,372	3,462	(31.5)	11,977	5,099	134.9
Change in fair value:
Cancellations and expirations	(386)	(513)	(24.8)	(1,690)	(3,039)	(44.4)
Other changes in fair value	3,532	813	NM	13,088	1,013	NM

Total net gains on equity warrant assets (4) (5)	5,518	3,762	46.7	23,375	3,073	NM

Total gains on derivative instruments, net	$9,951	$1,257	NM	$24,153	$4,565	NM

NM—Not meaningful

(1)	Represents the net gains from foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	At September 30, 2011, we held warrants in 1,151 companies, compared to 1,158 companies at September 30, 2010.
(4)	Includes net gains (losses) on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to noncontrolling interests are reflected in the interim consolidated statements of income under the caption “Net Income Attributable to Noncontrolling Interests.”
(5)	Net gains on equity warrant assets are included in the line item “Gains to derivative instruments, net” as part of noninterest expense.

Net gains on derivative instruments were $10.0 million for the three months ended September 30, 2011, compared to net gains of $1.3 million for the comparable 2010 period. The increase of $8.7 million was primarily attributable to the following:

•

Net gains of $3.6 million on foreign exchange forward contracts hedging our foreign currency denominated loans for the three months ended September 30, 2011, compared to net losses of $3.0 million for the comparable 2010 period. The net gains of $3.6 million for the three months ended September 30, 2011 were primarily due to the strengthening of the U.S. dollar against the Euro and were offset by net losses of $3.8 million from the revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

•

Net gains on equity warrant assets of $5.5 million for the three months ended September 30, 2011, compared to net gains of $3.8 million for the comparable 2010 period. The net gains of $5.5 million for the three months ended September 30, 2011 reflect increased M&A activity within our client base.

Net gains on derivative instruments were $24.2 million for the nine months ended September 30, 2011, compared to net gains of $4.6 million for the comparable 2010 period. The increase of $19.6 million was primarily attributable to the following:

•

Net gains on equity warrant assets of $23.4 million for the nine months ended September 30, 2011, compared to net gains of $3.1 million for the comparable 2010 period. The net gains of $23.4 million for the nine months ended September 30, 2011 reflect increased IPO and M&A activity within our client base.

•

Net gains of $0.5 million on foreign exchange forward contracts hedging our foreign currency denominated loans for the nine months ended September 30, 2011, compared to net gains of $0.2 million for the comparable 2010 period. The net gains of $0.5 million for the nine months ended September 30, 2011 were primarily due to the strengthening of the U.S. dollar against the Pound Sterling and Euro. These gains were partially offset by net losses of $0.6 million from the revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

Credit Card Fees

Credit card fees were $4.5 million and $12.7 million for the three and nine months ended September 30, 2011, respectively, compared to $3.1 million and $8.9 million for the comparable 2010 periods. The increases were primarily due to the addition of new credit card clients, as well as an increase in client activity.

Client Investment Fees

Client investment fees were $2.9 million and $9.7 million for the three and nine months ended September 30, 2011, respectively, compared to $4.7 million and $13.6 million for the comparable 2010 periods. The decreases were primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets, partially offset by an increase in average client investment funds. The following table summarizes average client investment funds for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2011	2010	% Change	2011	2010	% Change
Client directed investment assets	$8,063	$9,171	(12.1)%	$8,845	$9,300	(4.9)%
Client investment assets under management	9,541	6,803	40.2	8,519	6,215	37.1
Sweep money market funds	312	—	—	132	—	—

Total average client investment funds	$17,916	$15,974	12.2	$17,496	$15,515	12.8

The following table summarizes period-end client investment funds at September 30, 2011 and December 31, 2010:

(Dollars in millions)	September 30, 2011	December 31, 2010	% Change
Client directed investment assets	$8,581	$9,479	(9.5)%
Client investment assets under management	9,682	7,415	30.6
Sweep money market funds	429	—	—

Total period-end client investment funds	$18,692	$16,894	10.6

The increases in average and period-end balances were primarily due to an increase in client investment assets under management, mainly attributable to a steadily improving funding environment for both private and public clients, as well as our increased efforts to guide clients towards products that are more appropriate for them, resulting in a shift of funds off the balance sheet.

Other Noninterest Income

A summary of other noninterest income for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Fund management fees	$2,671	$2,702	(1.1)%	$8,022	$8,098	(0.9)%
Service-based fee income (1)	2,339	1,894	23.5	7,151	6,512	9.8
Unused commitment fees	1,900	1,352	40.5	5,194	3,959	31.2
Loan syndication fees	50	575	(91.3)	920	575	60.0
(Losses) gains on revaluation of foreign currency loans, net	(3,758)	2,871	NM	(567)	(75)	NM
Currency revaluation (losses) gains	(1,551)	661	NM	(2,672)	987	NM
Other	1,457	1,326	9.9	5,336	4,851	10.0

Total other noninterest income	$3,108	$11,381	(72.7)	$23,384	$24,907	(6.1)

NM—Not meaningful

(1)	Includes income from SVB Analytics

Other noninterest income was $3.1 million and $23.4 million for the three and nine months ended September 30, 2011, respectively, compared to $11.4 million and $24.9 million for the comparable 2010 periods. The decrease of $8.3 million for the three month period was primarily due to net losses from the revaluation of foreign currency denominated loans of $3.8 million for the three months ended September 30, 2011, compared to net gains of $2.9 million for the comparable 2010 period. Net losses from the revaluation of foreign currency denominated loans of $3.8 million for the three months ended September 30, 2011 were primarily due to the strengthening of the U.S. dollar against the Euro and was partially offset by net gains of $3.6 million from foreign exchange forward contracts, which we use to reduce our foreign exchange exposure related to certain foreign currency denominated loans and are included in net gains on derivative instruments.

Additionally, we had currency revaluation losses of $1.6 million for the three months ended September 30, 2011, compared to net gains of $0.7 million for the comparable 2010 period. The net losses of $1.6 million for the three months ended September 30, 2011 were primarily due to the strengthening of the U.S. dollar against the Indian Rupee.

Noninterest Expense

A summary of noninterest expense for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Compensation and benefits	$77,009	$62,170	23.9%	$232,529	$181,993	27.8%
Professional services	16,122	12,618	27.8	43,000	37,358	15.1
Premises and equipment	7,220	5,548	30.1	19,572	16,651	17.5
Business development and travel	5,886	5,153	14.2	17,429	14,542	19.9
Net occupancy	4,967	5,131	(3.2)	14,163	14,468	(2.1)
FDIC assessments	2,302	2,637	(12.7)	7,940	13,273	(40.2)
Correspondent bank fees	2,336	2,228	4.8	6,701	6,132	9.3
Provision for unfunded credit commitments	2,055	1,692	21.5	2,131	2,561	(16.8)
Other	9,554	6,994	36.6	22,453	19,949	12.6

Total noninterest expense	$127,451	$104,171	22.3	$365,918	$306,927	19.2

Compensation and Benefits

Compensation and benefits expense was $77.0 million for the three months ended September 30, 2011, compared to $62.2 million for the comparable 2010 period. The increase of $14.8 million was primarily due to the following:

•

An increase of $6.9 million in incentive compensation and Employee Stock Ownership Plan (“ESOP”) expenses due to our strong financial performance in the third quarter of 2011 and our current expectation that we will exceed our internal performance targets for 2011.

•

An increase of $4.4 million in salaries and wages expense, primarily due to an increase in the number of average FTE employees to support our sales and advisory positions and continued investment in growth initiatives and related infrastructure support, as well as from merit increases. Average FTEs increased by 157 to 1,478 average FTEs in the third quarter of 2011, compared to 1,321 average FTEs in the third quarter of 2010.

Compensation and benefits expense was $232.5 million for the nine months ended September 30, 2011, compared to $182.0 million for the comparable 2010 period. The increase of $50.5 million was primarily due to the following:

•

An increase of $25.6 million in incentive compensation and ESOP expenses due to our strong financial performance in the first three quarters of 2011 and our current expectation that we will exceed our internal performance targets for 2011.

•

An increase of $13.1 million in salaries and wages expense, primarily due to an increase in the number of average FTE, as well as from merit increases. Average FTEs increased by 139 to 1,428 average FTEs in the nine months ended September 30, 2011, compared to 1,289 average FTEs in the comparable 2010 period.

Our variable compensation plans primarily consist of our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $26.5 million and $82.4 million for the three and nine months ended September 30, 2011, respectively, compared to $17.7 million and $51.9 million for the comparable 2010 periods. These amounts are included in total compensation and benefits expense discussed above.

Federal Deposit Insurance Corporation (“FDIC”) Assessments

FDIC assessments were $2.3 million and $7.9 million for the three and nine months ended September 30, 2011, compared to $2.6 million and $13.3 million for the comparable 2010 periods. The decrease for the nine month period was primarily due to higher FDIC assessment rates in 2010 associated with the FDIC’s Temporary Liquidity Guarantee Program as well as changes in our assessment calculation by the FDIC beginning in April 2011 pursuant to the Dodd-Frank Act.

Provision for Unfunded Credit Commitments

We recorded a provision for unfunded credit commitments of $2.1 million for the three months ended September 30, 2011, compared to a provision of $1.7 million for the comparable 2010 period. The provision for unfunded credit commitments of $2.1 million for the three months ended September 30, 2011 was primarily due to an increase in unfunded credit commitments and letters of credit balances of $204.6 million, as well as from changes in the composition of the unfunded loan commitments.

Other Noninterest Expense

A summary of other noninterest expense for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Telephone	$1,610	$1,208	33.3%	$4,376	$3,438	27.3%
Data processing services	1,097	1,008	8.8	3,589	2,910	23.3
Tax credit fund amortization	1,212	1,050	15.4	3,366	3,107	8.3
Client services	1,289	651	98.0	3,128	2,006	55.9
Postage and supplies	641	571	12.3	1,725	1,645	4.9
Dues and publications	465	444	4.7	1,166	1,093	6.7
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	—	—	—	(3,123)	—	—
Other	3,240	2,062	57.1	8,226	5,750	43.1

Total other noninterest expense	$9,554	$6,994	36.6	$22,453	$19,949	12.6

(1)	Net gains of $3.1 million from the repurchase of $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in the second quarter of 2011.

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

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2011	2010	% Change	2011	2010	% Change
GAAP noninterest expense	$127,451	$104,171	22.3%	$365,918	$306,927	19.2%
Less: amounts attributable to noncontrolling interests	2,766	2,939	(5.9)	8,868	9,050	(2.0)
Less: net gain from note repurchases and termination of corresponding interest rate swaps	—	—	—	(3,123)	—	—

Non-GAAP noninterest expense, net of noncontrolling interests and excluding net gains from debt repurchases	$124,685	$101,232	23.2	$360,173	$297,877	20.9

GAAP taxable equivalent net interest income	$135,938	$106,851	27.2	$387,673	$315,161	23.0
Less: income attributable to noncontrolling interests	32	2	NM	84	20	NM

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	135,906	106,849	27.2	387,589	315,141	23.0
Non-GAAP noninterest income, net of noncontrolling interests and and excluding gains on sales of certain available-for-sale securities (1)	54,372	45,042	20.7	160,600	116,566	37.8

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$190,278	$151,891	25.3	$548,189	$431,707	27.0

Non-GAAP operating efficiency ratio (2)	65.53%	66.65%	(1.7)	65.70%	69.00%	(4.8)

NM—Not meaningful

(1)	See “Noninterest Income” above for a description and reconciliation of non-GAAP noninterest income.
(2)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.

Net Income Attributable to Noncontrolling Interests

Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.

In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2011 and 2010, respectively, is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change		2011	2010	% Change
Net interest income (1)	$(32)	$(2)	NM	%	$(84)	$(20)	NM	%
Noninterest income (1)	(43,487)	(17,922)	142.6		(114,276)	(35,668)	NM
Noninterest expense (1)	2,766	2,939	(5.9)		8,868	9,050	(2.0)
Carried interest (2)	2,248	333	NM		2,917	1,267	130.2

Net income attributable to noncontrolling interests	$(38,505)	$(14,652)	162.8		$(102,575)	$(25,371)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the change in the preferred allocation of income we earn as general partners managing our managed funds, the preferred allocation earned by the general partner entity managing one of our consolidated debt funds, and the preferred allocation earned by the limited partners of two of our managed funds of funds.

Income Taxes

Our effective tax expense rate was 41.6 percent for the three months ended September 30, 2011, compared to 39.8 percent for the comparable 2010 period. Our effective tax expense rate was 40.5 percent for the nine months ended September 30, 2011, compared to an effective tax expense of 39.4 percent for the comparable 2010 period. The increases in the tax rates were primarily attributable to higher taxes on foreign operations and higher non-deductible expenses as a percentage of pre-tax income.

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

The following is our reportable segment information for the three and nine months ended September 30, 2011 and 2010:

Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$115,333	$90,026	28.1%	$327,587	$268,477	22.0%
Provision for loan losses	(3,883)	(10,140)	(61.7)	(3,222)	(28,567)	(88.7)
Noninterest income	39,189	35,514	10.3	110,604	98,800	11.9
Noninterest expense	(93,046)	(75,787)	22.8	(264,893)	(220,988)	19.9

Income before income tax expense	$57,593	$39,613	45.4	$170,076	$117,722	44.5

Total average loans, net of unearned income	$5,263,448	$3,999,091	31.6	$4,933,707	$3,780,490	30.5
Total average assets	5,815,493	4,319,825	34.6	5,387,040	4,111,217	31.0
Total average deposits	15,573,886	11,824,240	31.7	15,063,215	11,482,632	31.2

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Net interest income from our Global Commercial Bank (“GCB”) increased by $25.3 million for the three months ended September 30, 2011, primarily due to an increase in loan interest income of $18.1 million resulting mainly from an increase in average loan balances and an increase in the FTP earned for deposits of $8.3 million due to significant deposit growth. Our deposit growth is reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. These increases were partially offset by a decrease in the FTP earned for deposits of $6.3 million due to decreases in market interest rates.

We had a provision for loan losses for GCB of $3.9 million for the three months ended September 30, 2011, compared to a provision of $10.1 million for the comparable 2010 period. The provision of $3.9 million was due to an increase in allowance for the increase in period-end loan balances, partially offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients. The decrease in provision from the comparable 2010 period is primarily due to a decrease in net charge-offs.

Noninterest income increased by $3.7 million for the three months ended September 30, 2011, primarily due to an increase in foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $2.5 billion for the three months ended September 30, 2011, compared to $1.9 billion for the comparable 2010 period. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity.

Noninterest expense increased by $17.3 million for the three months ended September 30, 2011, primarily due to an increase in incentive compensation, ESOP and salaries and wages expenses. The increase in incentive compensation and ESOP expenses was due to our strong financial performance in 2011 and our current expectation that we will exceed our internal performance targets for 2011. The increase in salaries and wages was primarily due to an increase in the average number of FTE employees at GCB, which increased to 1,157 for the three months ended September 30, 2011, compared to 1,057 for the comparable 2010 period, as well as from merit increases. The increase in average FTEs was attributable to increases in positions for product development, operational, sales and advisory, as well as to support our global commercial banking operations and initiatives.

Nine months ended September 30, 2011 compared to the Nine months ended September 30, 2010

Net interest income from our GCB increased by $59.1 million for the nine months ended September 30, 2011, primarily due to an increase in loan interest income of $45.3 million resulting mainly from an increase in average loan balances and an increase in the FTP earned for deposits of $24.7 million due to significant deposit growth. These increases were partially offset by a decrease in the FTP earned for deposits of $22.9 million due to decreases in market interest rates.

We had a provision for loan losses for GCB of $3.2 million for the nine months ended September 30, 2011, compared to a provision of $28.6 million for the comparable 2010 period. The provision of $3.2 million was primarily due an increase in allowance for the increase in period-end loan balances, partially offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients. The decrease in provision from the comparable 2010 period is primarily due to a decrease in net charge-offs.

Noninterest income increased by $11.8 million for the nine months ended September 30, 2011, primarily due to an increase in foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $7.0 billion for the nine months ended September 30, 2011, compared to $4.7 billion for the comparable 2010 period. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity.

Noninterest expense increased by $43.9 million for the nine months ended September 30, 2011, primarily due to an increase in incentive compensation, ESOP and salaries and wages expenses. The increase in incentive compensation and ESOP expenses was due to our strong financial performance in 2011 and our current expectation that we will exceed our internal performance targets for 2011. The increase in salaries and wages was primarily due to an increase in the average number of FTE employees at GCB, which increased to 1,125 for the nine months ended September 30, 2011, compared to 1,033 for the comparable 2010 period, as well as from merit increases.

SVB Private Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$5,848	$3,276	78.5%	$15,086	$9,476	59.2%
Reduction of (provision for) loan losses	3,114	(831)	NM	5,366	(557)	NM
Noninterest income	128	108	18.5	351	345	1.7
Noninterest expense	(2,846)	(1,090)	161.1	(7,326)	(3,155)	132.2

Income before income tax expense	$6,244	$1,463	NM	$13,477	$6,109	120.6

Total average loans, net of unearned income	$684,613	$468,774	46.0	$637,443	$443,813	43.6
Total average assets	685,308	468,787	46.2	637,854	443,912	43.7
Total average deposits	200,547	115,131	74.2	169,368	131,028	29.3

NM—Not meaningful

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Net interest income from SVB Private Bank increased by $2.6 million for the three months ended September 30, 2011, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.

We had a reduction of provision for loan losses for SVB Private Bank of $3.1 million for the three months ended September 30, 2011, compared to a provision of $0.8 million for the comparable 2010 period. The reduction of provision of $3.1 million was primarily due to net recoveries, partially offset by an increase in the allowance for the increase in period-end loan balances.

Noninterest expense increased by $1.8 million for the three months ended September 30, 2011, primarily due to an increase in compensation and benefits expense of $1.5 million attributable to an increase in salaries and wages and incentive compensation expenses. The increase in salaries and wages expense was primarily due to an increase in the average number of FTE employees at SVB Private Bank, which increased by 27 to 40 FTEs for the three months ended September 30, 2011, compared to 13 FTEs for the comparable 2010 period. The increase in average FTEs was attributable to increases in positions for product development, operational, sales and advisory to support the growth of SVB Private Bank. The increase in incentive compensation expense was primarily due to our strong financial performance in 2011 and our current expectation that we will exceed our internal performance targets for 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Net interest income increased by $5.6 million for the nine months ended September 30, 2011, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.

We had a reduction of provision for loan losses for SVB Private Bank of $5.4 million for the nine months ended September 30, 2011, compared to a provision of $0.6 million for the comparable 2010 period. The reduction of provision of $5.4 million was primarily due to net recoveries, partially offset by an increase in allowance for the increase in period-end loan balances.

Noninterest expense increased by $4.2 million for the nine months ended September 30, 2011, primarily due to an increase in compensation and benefits expense of $3.4 million attributable to an increase in salaries and wages and incentive compensation expenses. The increase in salaries and wages expense was primarily due to an increase in the average number of FTE employees at SVB Private Bank, which increased by 17 to 31 FTEs for the nine months ended September 30, 2011, compared to 14 FTEs for the comparable 2010 period. The increase in average FTEs was attributable to increases in positions for product development, operational, sales and advisory to support the growth of SVB Private Bank. The increase in incentive compensation expense was primarily due to our strong financial performance in 2011 and our current expectation that we will exceed our internal performance targets for 2011.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income (loss)	$2	$—	—%	$6	$(1)	NM	%
Noninterest income	9,873	6,209	59.0	23,879	14,079	69.6
Noninterest expense	(3,860)	(2,930)	31.7	(10,113)	(10,088)	0.2

Income before income tax expense	$6,015	$3,279	83.4	$13,772	$3,990	NM

Total average assets	$238,949	$161,911	47.6	$225,041	$150,696	49.3

NM—Not meaningful

SVB Capital’s components of noninterest income primarily include net gains and losses on marketable and non-marketable securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ underlying investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not be indicative of future performance.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Noninterest income increased by $3.7 million to $9.9 million for the three months ended September 30, 2011, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $7.5 million for the three months ended September 30, 2011, compared to net gains of $3.4 million for the comparable 2010 period. The net gains on investment securities of $7.5 million for the three months ended September 30, 2011 were primarily related to net gains of $6.8 million from our managed funds attributable to the continued trend of increased valuations of companies (primarily internet and social networking).

•	We received fund management fees of $2.7 million for both the three months ended September 30, 2011 and 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Noninterest income increased by $9.8 million to $23.9 million for the nine months ended September 30, 2011, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $16.1 million for the nine months ended September 30, 2011, compared to net gains of $5.8 million for the comparable 2010 period. The net gains on investment securities of $16.1 million for the nine months ended September 30, 2011 were primarily related to net gains of $14.5 million from our managed funds attributable to the continued trend of increased valuations and liquidity events from companies (primarily internet and social networking).

•	We received fund management fees of $8.0 million for the nine months ended September 30, 2011, compared to $8.1 million for the comparable 2010 period.

Consolidated Financial Condition

Our total assets were $19.2 billion at September 30, 2011, an increase of $1.7 billion, or 9.5 percent, compared to $17.5 billion at December 31, 2010. The increase was primarily due to increases in our available-for-sale securities portfolio due to the growth in our deposit balances.

Cash and Due from Banks

Cash and due from banks totaled $1.7 billion at September 30, 2011, a decrease of $930.6 million, or 34.8 percent, compared to $2.7 billion at December 31, 2010. The decrease was primarily due to the investment of cash previously held at the Federal Reserve into available-for-sale securities, as well as the use of cash to settle the maturity of our 3.875% Convertible Notes in April 2011 and the repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011. These decreases were partially offset by our continued growth in deposits.

As of September 30, 2011 and December 31, 2010, $992.5 million and $2.2 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $461.3 million and $246.3 million, respectively.

Federal Funds Sold, Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreements to resell and other short-term investments were $299.8 million at September 30, 2011, a decrease of $103.9 million compared to $403.7 million at December 31, 2010. The decrease was primarily due to cash management strategies.

Investment Securities

Investment securities totaled $10.6 billion at September 30, 2011, an increase of $2.0 billion, or 22.6 percent, compared to $8.6 billion at December 31, 2010. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

Available-for-Sale Securities

Our available-for-sale portfolio is a fixed income investment portfolio that is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $9.6 billion at September 30, 2011, an increase of $1.7 billion, or 21.7 percent, compared to $7.9 billion at December 31, 2010. The increase was primarily due to purchases of new investments of $5.0 billion during the nine months ended September 30, 2011, partially offset by sales of $1.4 billion and paydowns of $2.0 billion in securities. The purchases of new investments of $5.0 billion during the nine months ended September 30, 2011 were primarily comprised of fixed-rate agency-issued mortgage securities. The sales of securities of $1.4 billion during the nine months ended September 30, 2011 were comprised entirely of agency-issued mortgage securities.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At September 30, 2011, our estimated portfolio duration was 1.5 years, compared to 2.5 years at December 31, 2010.

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

Non-marketable securities were $952.0 million as of September 30, 2011, an increase of $230.5 million, or 31.9 percent, from $721.5 million as of December 31, 2010. The increase was primarily attributable to additional capital calls for fund investments, as well as valuation gains from our managed funds.

The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (investment company fair value accounting):
Venture capital and private equity fund investments (1)	$578,126	$82,253	$391,247	$69,676
Other venture capital investments (2)	120,160	10,962	111,843	10,504
Other investments	973	487	981	491
Non-marketable securities (equity method accounting):
Other investments	65,934	65,934	67,031	67,031
Low income housing tax credit funds	34,446	34,446	27,832	27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	138,960	138,960	110,466	110,466
Other venture capital investments	13,364	13,364	12,120	12,120

Total non-marketable securities	$951,963	$346,406	$721,520	$298,120

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$44,205	$5,553	$44,722	$5,618
SVB Strategic Investors Fund II, LP	122,264	10,480	94,694	8,117
SVB Strategic Investors Fund III, LP	205,505	12,065	146,613	8,607
SVB Strategic Investors Fund IV, LP	104,114	5,206	40,639	2,032
Strategic Investors Fund V, LP	1,965	7	—	—
SVB Capital Preferred Return Fund, LP	41,432	12,632	23,071	12,262
SVB Capital—NT Growth Partners, LP	44,837	24,712	28,624	24,434
SVB Capital Partners II, LP	2,324	118	4,506	229
Other private equity fund	11,480	11,480	8,378	8,377

Total venture capital and private equity fund investments	$578,126	$82,253	$391,247	$69,676

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$16,606	$1,776	$21,371	$2,286
SVB Capital Partners II, LP	60,129	3,054	51,545	2,618
SVB India Capital Partners I, LP	41,927	6,031	38,927	5,600
SVB Capital Shanghai Yangpu Venture Capital Fund	1,498	101	—	—

Total other venture capital investments	$120,160	$10,962	$111,843	$10,504

Loans

Loans, net of unearned income were $6.3 billion at September 30, 2011, an increase of $806.9 million, or 14.6 percent, compared to $5.5 billion at December 31, 2010. Unearned income was $53.6 million at September 30, 2011, compared to $45.5 million at December 31, 2010. The majority of our loans are commercial in nature. Total gross loans were $6.4 billion at September 30, 2011, an increase of $815.0 million, or 14.6 percent, compared to $5.6 billion at December 31, 2010. The increase was primarily due to increases in loans to software, life science and clean technology clients. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$2,296,270	36.0%	$1,838,996	33.0%
Hardware	583,498	9.1	567,352	10.2
Clean technology	273,419	4.3	161,133	2.9
Venture capital/private equity	1,090,531	17.1	1,046,670	18.8
Life science	693,923	10.9	574,554	10.3
Premium wine	130,902	2.0	144,953	2.6
Other	254,045	4.0	306,594	5.5

Total commercial loans	5,322,588	83.4	4,640,252	83.3

Real estate secured loans:
Premium wine	344,500	5.4	312,215	5.6
Consumer loans	497,328	7.8	361,607	6.5

Total real estate secured loans	841,828	13.2	673,822	12.1

Construction loans	35,810	0.5	60,360	1.1
Consumer loans	182,009	2.9	192,771	3.5

Total gross loans	$6,382,235	100.0%	$5,567,205	100.0%

Loan Concentration

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of September 30, 2011:

(Dollars in thousands)	September 30, 2011
	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$760,499	$327,190	$592,295	$518,531	$97,755	$2,296,270
Hardware	254,839	115,045	92,842	46,553	74,219	583,498
Clean technology	61,621	38,974	47,237	48,507	77,080	273,419
Venture capital/private equity	227,268	156,785	243,179	142,017	321,282	1,090,531
Life science	230,227	150,405	117,558	73,529	122,204	693,923
Premium wine (1)	68,958	7,024	50,120	4,800	—	130,902
Other	62,320	5,250	56,485	20,133	109,857	254,045

Commercial loans	1,665,732	800,673	1,199,716	854,070	802,397	5,322,588

Real estate secured loans:
Premium wine (1)	124,589	58,378	84,105	45,928	31,500	344,500
Consumer loans (2)	402,077	35,471	39,795	19,985	—	497,328

Real estate secured loans	526,666	93,849	123,900	65,913	31,500	841,828

Construction loans	8,038	27,772	—	—	—	35,810
Consumer loans (2)	60,046	55,559	21,384	20	45,000	182,009

Total gross loans	$2,260,482	$977,853	$1,345,000	$920,003	$878,897	$6,382,235

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At September 30, 2011, gross loans (individually or in the aggregate) totaling $1.8 billion, or 28.2 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 60 clients, and of these loans, none were on nonaccrual status as of September 30, 2011.

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

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 10.7 percent of total gross loans at September 30, 2011, compared to 9.0 percent of total gross loans at December 31, 2010. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At September 30, 2011, our lending to venture capital/private equity firms represented 17.1 percent of total gross loans, compared to 18.8 percent of total gross loans at December 31, 2010. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At September 30, 2011, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 8.3 percent and 5.5 percent, respectively, of total gross loans, compared to 8.5 percent and 6.5 percent, respectively at December 31, 2010. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Approximately 43.6 percent and 8.3 percent of our outstanding total gross loan balances as of September 30, 2011 were to borrowers based in the states of California and Massachusetts, respectively, compared to 45.9 percent and 6.6 percent, respectively, as of December 31, 2010. Other than California, there are no states with balances greater than 10 percent.

See generally “Risk Factors—Credit Risks” set forth in our 2010 Form 10-K.

Credit Quality Indicators

As of September 30, 2011, our criticized and impaired loans represented 7.2 percent of our total gross loans. This compares to 7.0 percent at December 31, 2010. A majority of our criticized loans are from our SVB Accelerator portfolio, which are loans to emerging or early stage clients and make up approximately 11 percent of our loan portfolio. It is common for an early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion their life cycle. The increase in criticized loans from December 31, 2010 to September 30, 2011 was primarily due to the timing of certain early-stage clients’ cash flow cycles. We believe that our current criticized loan levels are representative of ongoing levels of criticized assets.

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

(Dollars in thousands)	September 30, 2011	December 31, 2010
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$—	$44
Impaired loans	40,506	39,426

Total gross nonperforming loans	$40,506	$39,470

Nonperforming loans as a percentage of total gross loans	0.63%	0.71%
Nonperforming assets as a percentage of total assets	0.21	0.23
Allowance for loan losses	$85,246	$82,627
As a percentage of total gross loans	1.34%	1.48%
As a percentage of total gross nonperforming loans	210.45	209.34
Allowance for loan losses for impaired loans	$5,979	$6,936
As a percentage of total gross loans	0.09%	0.12%
As a percentage of total gross nonperforming loans	14.76	17.57
Allowance for loan losses for total gross performing loans	$79,267	$75,691
As a percentage of total gross loans	1.24%	1.36%
As a percentage of total gross performing loans	1.25	1.37
Reserve for unfunded credit commitments (1)	$19,546	$17,414
Total gross loans	6,382,235	5,567,205
Total gross performing loans	6,341,729	5,527,735
Total unfunded credit commitments	6,764,629	6,270,505

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Impaired Loans

Average impaired loans for the three and nine months ended September 30, 2011 were $39.9 million and $36.9 million, respectively, compared to $45.5 million and $48.9 million for the comparable 2010 periods. If the impaired loans had not been impaired, $0.9 million and $2.5 million in interest income would have been recorded for the three and nine months ended September 30, 2011, respectively, compared to $0.7 million and $2.4 million for the comparable 2010 periods.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at September 30, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010	% Change
Foreign exchange spot contract assets, gross	$21,066	$13,335	58.0%
Derivative assets, gross (1)	87,874	115,222	(23.7)
Accrued interest receivable	55,352	47,830	15.7
Deferred tax assets	—	41,871	(100.0)
FHLB and FRB stock	38,890	38,618	0.7
Prepaid FDIC assessments	11,062	17,530	(36.9)
Other assets	50,998	53,781	(5.2)

Total accrued interest receivable and other assets	$265,242	$328,187	(19.2)

(1)	See “Derivatives, Net” section below.

Foreign Exchange Spot Contract Assets

Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $7.7 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).

Accrued Interest Receivable

Accrued interest receivable consists of interest on available-for-sale securities and loans. The increase of $7.5 million was primarily due to an increase in interest receivable for our available-for-sale securities as a result of a $1.7 billion increase in our portfolio from December 31, 2010 to September 30, 2011 (See “Available-For-Sale Securities” section above for further details).

Deferred tax assets

Our net deferred tax position at September 30, 2011 was reclassified from assets to liabilities due to an increase in the fair value of our available-for-sale securities portfolio.

Prepaid FDIC Assessments

In 2009 the FDIC required insured financial institutions to prepay their estimated quarterly risk-based assessments for 2010 through 2012. The decrease of $6.5 million from December 31, 2010 was due to the amortization of this prepayment during 2011.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010	% Change
Assets (liabilities):
Equity warrant assets	$58,523	$47,565	23.0%
Interest rate swaps—assets	13,305	52,017	(74.4)
Foreign exchange forward and option contracts—assets	13,936	11,349	22.8
Loan conversion options—assets	2,057	4,291	(52.1)
Client interest rate derivative assets	53	—	—
Foreign exchange forward and option contracts—liabilities	(12,171)	(10,267)	18.5
Client interest rate derivative liabilities	(55)	—	—

Total derivatives, net	$75,648	$104,955	(27.9)

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At September 30, 2011, we held warrants in 1,151 companies, compared to 1,157 companies at December 31, 2010. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$56,941	$40,597	$47,565	$41,292
New equity warrant assets	3,090	2,733	10,386	5,946
Non-cash increases in fair value	3,532	813	13,088	1,013
Exercised equity warrant assets	(4,654)	(1,061)	(10,826)	(2,643)
Terminated equity warrant assets	(386)	(513)	(1,690)	(3,039)

Balance, end of period	$58,523	$42,569	$58,523	$42,569

Interest Rate Swaps

For information on our interest rate swaps, see Note 8—“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at September 30, 2011 and December 31, 2010 amounted to $1.8 million and $1.1 million, respectively.

Deposits

Deposits were $16.1 billion at September 30, 2011, an increase of $1.8 billion, or 12.6 percent, compared to $14.3 billion at December 31, 2010. The increase in our deposit balance was primarily from increases in our noninterest-bearing demand deposits of $2.2 billion. The overall increase in deposit balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. At September 30, 2011, 30.8 percent of our total deposits were interest-bearing deposits, compared to 37.1 percent at December 31, 2010.

At September 30, 2011, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $129.5 million, compared to $343.5 million at December 31, 2010. At September 30, 2011, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Long-Term Debt

At September 30, 2011, we had long-term debt of $609.6 million, compared to $1.2 billion at December 31, 2010. At September 30, 2011, long-term debt included 5.375% Senior Notes, 5.70% Senior Notes, 6.05% Subordinated Notes, 7.0% Junior Subordinated Debentures and 4.99% notes payable related to one of our debt fund investments. The decrease of $599.7 million was primarily due to the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011 and the repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011. For more information on our long-term debt, see Note 7—“Short-Term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities

A summary of other liabilities at September 30, 2011 and December 31, 2010 is as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010	% Change
Foreign exchange spot contract liabilities, gross	$35,023	$16,705	109.7%
Accrued compensation	89,037	79,068	12.6
Reserve for unfunded credit commitments	19,546	17,414	12.2
Derivative liabilities, gross (1)	12,225	10,267	19.1
Deferred tax liabilities	12,376	—	—
Other	86,049	72,583	18.6

Total other liabilities	$254,256	$196,037	29.7

(1)	See “Derivatives, Net” section above.

Foreign Exchange Spot Contract Liabilities

Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $18.3 million was primarily due to increased client trade activity at period-end, and is largely offset by an increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).

Accrued Compensation

Accrued compensation includes amounts for vacation time, our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The increase of $10.0 million was primarily due to our strong financial performance in the first three quarters of 2011 and our current expectation that we will exceed our internal performance targets for 2011.

Deferred tax liabilities

Our net deferred tax position at September 30, 2011 was reclassified from assets to liabilities due to an increase in the fair value of our available-for-sale securities portfolio.

Noncontrolling Interests

Noncontrolling interests totaled $656.2 million and $473.9 million at September 30, 2011 and December 31, 2010, respectively. The increase of $182.3 million was primarily due to net income attributable to noncontrolling interests of $102.6 million for the nine months ended September 30, 2011, primarily from our managed funds of funds, as well as $79.7 million of contributed capital (net of distributions) primarily from investors in our managed funds.

Fair Value Measurements

At September 30, 2011, approximately 54.3 percent of our total assets, or $10.4 billion, consisted of financial assets recorded at fair value on a recurring basis, compared to 48.8 percent of our total assets, or $8.5 billion as of December 31, 2010. Of these assets as of September 30, 2011, 92.8 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 7.2 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. This compares to 93.6 percent and 6.4 percent, respectively, as of December 31, 2010. Our financial assets valued using Level 3 measurements at September 30, 2011 and December 31, 2010 represented non-marketable securities and equity warrant assets. At September 30, 2011, 0.1 percent of total liabilities, or $12.2 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs, compared to 0.1 percent, or $10.3 million as of December 31, 2010. During the nine months ended September 30, 2011, we had transfers of $3.9 million from Level 2 to Level 1. During the nine months ended September 30, 2010, there were no transfers between Level 2 and Level 1. All transfers from Level 3 to Level 2 during the nine months ended September 30, 2011 and 2010 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

As of September 30, 2011, our available-for-sale portfolio, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures, U.S. treasury securities, agency-issued commercial mortgage-backed securities and municipal bonds and notes, represented $9.6 billion, or 92.4 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $7.9 billion, or 92.6 percent, as of December 31, 2010. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

During the three and nine months ended September 30, 2011, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $57.5 million and $152.0 million (which is inclusive of noncontrolling interest), respectively, primarily due to valuation increases in underlying fund investments in our managed funds, as well as gains from liquidity events and distributions. During the three and nine months ended September 30, 2010, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $15.8 million and $33.8 million (which is inclusive of noncontrolling interest), respectively.

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

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and unexpected credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities. Our management engages, in consultation with our Finance Committee of the Board of Directors, in a regular capital planning process in an effort to make effective use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments.

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.5 billion at September 30, 2011, an increase of $261.7 million, or 20.5 percent compared to $1.3 billion at December 31, 2010. This increase was primarily the result of net income of $136.3 million for the nine months ended September 30, 2011, an increase in accumulated other comprehensive income of $75.3 million resulting from increases in the fair value of our available-for-sale securities portfolio as a result of decreases in market interest rates, and an increase in additional-paid-in-capital of $50.1 million primarily from stock option exercises during the nine months ended September 30, 2011.

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

Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2011 and December 31, 2010. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized”, are set forth below:

	September 30, 2011	December 31, 2010	Minimum ratio to be "Well Capitalized"
SVB Financial:
Total risk-based capital ratio	14.81%	17.35%	10.0%
Tier 1 risk-based capital ratio	13.42	13.63	6.0
Tier 1 leverage ratio	8.01	7.96	N/A
Tangible common equity to tangible assets ratio (1)	8.00	7.27	N/A
Tangible common equity to risk-weighted assets ratio (1)	14.21	13.54	N/A

Bank:
Total risk-based capital ratio	13.07%	15.48%	10.0%
Tier 1 risk-based capital ratio	11.63	11.61	6.0
Tier 1 leverage ratio	6.93	6.82	5.0
Tangible common equity to tangible assets ratio (1)	7.31	6.61	N/A
Tangible common equity to risk-weighted assets ratio (1)	12.60	11.88	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

GAAP SVBFG stockholders’ equity	$1,536,098	$1,274,350	$1,317,325	$1,074,561
Less:
Intangible assets	650	847	—	—

Tangible common equity	$1,535,448	$1,273,503	$1,317,325	$1,074,561

GAAP Total assets	$19,195,363	$17,527,761	$18,016,695	$16,268,589
Less:
Intangible assets	650	847	—	—

Tangible assets	$19,194,713	$17,526,914	$18,016,695	$16,268,589

Risk-weighted assets	$10,808,233	$9,406,677	$10,453,446	$9,047,907
Tangible common equity to tangible assets	8.00%	7.27%	7.31%	6.61%
Tangible common equity to risk-weighted assets	14.21	13.54	12.60	11.88

For both SVB Financial and the Bank, the tangible common equity to tangible assets and tangible common equity to risk-weighted assets ratios increased due to an increase in retained earnings, an increase in accumulated other comprehensive income from increases in the fair value of our available-for-sale securities portfolio, and an increase in additional-paid-in-capital from stock option exercises during the nine months ended September 30, 2011. This growth was partially offset by increases in both tangible and risk-weighted assets, which reflects our continued growth in deposit and loan balances.

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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At September 30, 2011, our period-end total deposit balances increased by $1.8 billion to $16.1 billion, compared to $14.3 billion at December 31, 2010. The overall increase in deposit balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our clients given the low interest rate environment. This growth has been a continuing trend since 2009. Under the Dodd-Frank Act, unlimited FDIC insurance is currently available for noninterest-bearing accounts until January 1, 2013.

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

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2011 and 2010, respectively. Please refer to our Interim Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 under Part I, Item 1 of this report for more details.

	Nine months ended September 30,
(Dollars in thousands)	2011	2010
Average cash and cash equivalents	$2,227,242	$4,277,434

Percentage of total average assets	12.1%	29.9%

Net cash provided by operating activities	$90,188	$144,862
Net cash used for investing activities	(2,445,892)	(2,395,762)
Net cash provided by financing activities	1,321,244	2,516,416

Net (decrease) increase in cash and cash equivalents	$(1,034,460)	$265,516

Average cash and cash equivalents decreased by $2.1 billion to $2.2 billion for the nine months ended September 30, 2011, compared to $4.3 billion for the comparable 2010 period, primarily due to the investment of excess cash previously held at the Federal Reserve into available-for-sale securities, partially offset by increases in cash from deposit growth. The increase in our deposit balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients.

Cash provided by operating activities was $90.2 million for the nine months ended September 30, 2011, which included net income before noncontrolling interests of $238.9 million. Significant adjustments that increased cash provided by operating activities included $20.0 million of depreciation and amortization, $18.2 million of amortization of premiums on available-for-sale securities and $13.5 million of amortization of shared-based compensation. Significant adjustments that decreased cash provided by operating activities included $175.3 million of net gains on investment securities (which is inclusive of noncontrolling interests), $43.8 million of deferred loan fee amortization, $20.3 million of net changes in fair value of derivatives, and a net change of $13.9 million in accrued interest receivable and payable.

Cash used for investing activities was $2.4 billion for the nine months ended September 30, 2011. Net cash outflows included purchases of available-for-sale securities of $5.0 billion, a net increase in loans of $792.2 million, purchases of non-marketable securities of $170.6 million and purchases of premises and equipment of $21.6 million. Net cash inflows included proceeds from the sales, maturities and paydowns of available-for-sale securities of $3.5 billion, sales or distributions of non-marketable securities of $88.1 million and the recovery of $21.6 million from loans previously charged-off.

Cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2011. Net cash inflows included increases in deposits of $1.8 billion, capital contributions (net of distributions) from noncontrolling interests of $79.7 million, proceeds of $37.0 million from the termination of portions of interest rate swaps associated with our 5.70% Senior Notes and 6.05% Subordinated Notes and proceeds from issuance of common stock and ESPP of $30.3 million. Net cash outflows included payments of $346.4 million (including repurchase premiums and associated fees) for the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes, settlement of the maturity of $250.0 million of our 3.875% Convertible Notes, and a decrease in short-term borrowings of $37.2 million due to the return of collateral to our counterparties that we had previously held related to our interest rate swaps.

Cash and cash equivalents at September 30, 2011 were $2.0 billion, compared to $3.8 billion at September 30, 2010.

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

The following table presents our MVPE and NII sensitivity exposure at September 30, 2011 and December 31, 2010, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points (“bps”).

	Estimated	Estimated (Decrease)/ Increase In MVPE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	MVPE	Amount	Percent	NII	Amount	Percent
			(Dollars in thousands)
September 30, 2011:
+200	$2,118,379	$(129,283)	(5.8)%	$689,147	$112,190	19.4%
+100	2,084,276	(163,386)	(7.3)	621,631	44,674	7.7
-	2,247,662	—	—	576,957	—	—
-100	2,463,959	216,297	9.6	544,429	(32,528)	(5.6)
-200	2,484,315	236,653	10.5	540,147	(36,810)	(6.4)

December 31, 2010:
+200	$1,751,856	$72,018	4.3%	$613,871	$112,795	22.5%
+100	1,688,368	8,530	0.5	544,870	43,794	8.7
-	1,679,838	—	—	501,076	—	—
-100	1,858,246	178,408	10.6	484,575	(16,501)	(3.3)
-200	1,956,178	276,340	16.5	475,716	(25,360)	(5.1)

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

Our base case MVPE at September 30, 2011 increased from December 31, 2010 by $567.8 million primarily due to the overall growth in the balance sheet as our available-for-sale securities and loans grew by $1.7 billion and $806.9 million, respectively. Additionally, the maturity of $250.0 million of our 3.875% Convertible Notes and our repurchase of $312.6 million of 5.70% Senior Notes and 6.05% Subordinated Notes contributed to the increase. The growth in our asset base was mostly offset by a $1.8 billion increase in our deposit balances. MVPE sensitivity increased in the simulated upward interest rate movement primarily due to additional investments in fixed-rate available-for-sale securities throughout the year. The increase was partially offset by the growth in noninterest-bearing deposits. In the simulated downward interest rate movements, MVPE sensitivity decreased due to a combination of growth in fixed-rate available-for-sale securities and deposit rates being at or near their absolute floors thus muting the effects of the downward interest rate shocks.

12-Month Net Interest Income Simulation

Our expected 12-month NII at September 30, 2011 increased from December 31, 2010 by $75.9 million primarily due to growth in available-for-sale securities and the loan portfolio. Additionally, the maturity of $250.0 million of our 3.875% Convertible Notes and our repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes contributed to the improvement. The growth in total assets was funded primarily by growth in deposits. NII sensitivity decreased slightly in the simulated upward interest rate movements due primarily to the growth in fixed-rate available-for-sale securities and interest-bearing deposits. In the simulated downward interest rate movements, the NII sensitivity increased slightly due to assumed faster prepayments of mortgage securities and an increase in callable agency debentures being retired. In addition to these changes, other general contributing factors include changes in balance sheet mix, changes in deposit repricing assumptions, and changes in projected forward rate curve.

The simulation model used for above analysis embeds floors in our interest rate scenarios, which prevent model benchmark rates from moving below 0.0%. Current modeling assumptions maintain the SVB prime lending rate at its existing level (currently at 4.0%) until the National Prime Index has been adjusted upward by a minimum of 75 bps (to 4.0%), as we did not lower the Bank’s prime lending rate despite the 75 bps decrease in the target Federal Funds rates in December 2008. While we do have a portion of the loans in the portfolio indexed off of the National Prime Rate, the majority of our floating rate loans are indexed off of the SVB Prime Rate. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

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

SVB Financial Group

Date: November 4, 2011	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 4, 2011	/s/ KAMRAN HUSAIN
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