Form 10-K
period 2011-12-31
SVB FINANCIAL GROUP
filed 2012-02-28
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number, including area code: (480) 654-7400

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $2,575,663,039.

At January 31, 2012, 43,636,049 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2011	Part III

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

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings
•	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves
•	The level of loan and deposit balances
•	The level of client investment fees and associated margins
•	The profitability of our products and services
•	Our market share growth strategy
•

Our strategic initiatives, including the expansion of operations in China, India, Israel, the United Kingdom (“U.K.”) and elsewhere (such as establishing our joint venture bank in China and a branch in the U.K.)

•	The expansion and growth of our noninterest income sources
•	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

•	Condition of our properties
•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact
•	The impact from the IRS audit examination results
•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations
•	The effect of application of certain accounting pronouncements
•	The effect of lawsuits and claims
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

General

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The Company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to clients across the United States, as well as in key international entrepreneurial markets. For nearly 30 years, we have been dedicated to helping entrepreneurs succeed, primarily in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them throughout their life cycles.

We offer commercial and private banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and is a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. Through our other subsidiaries and divisions, we also offer non-banking products and services, such as funds management, venture capital/private equity investments, business valuation and equity management services. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

As of December 31, 2011, we had, on a consolidated basis, total assets of $20.0 billion, investment securities of $11.5 billion, total loans, net of unearned income, of $7.0 billion, total deposits of $16.7 billion and total SVB Financial Group (“SVBFG”) stockholders’ equity of $1.6 billion.

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

Business Overview

For reporting purposes, SVB Financial Group has three operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank and SVB Capital.

Global Commercial Bank

Our Global Commercial Bank segment is comprised of results primarily from our Commercial Bank, and to a lesser extent, from SVB Specialty Lending, SVB Analytics and our Debt Fund Investments, each as further described below.

Commercial Bank. Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients in the technology, venture capital/private equity, life science and cleantech industries. The Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, global banking and trade products and services, and investment services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key international entrepreneurial markets, where applicable.

Through lending products and services, the Bank extends loans and other credit facilities to commercial clients. These loans are often secured by clients’ assets. Lending products and services include traditional term loans, equipment loans, asset-based loans, revolving lines of credit, accounts-receivable-based lines of credits, capital call lines of credits and credit cards.

The Bank’s deposit and cash management products and services provide commercial clients with short- and long-term cash management solutions. Deposit products include traditional deposit and checking accounts, certificates of deposit, money market accounts and sweep accounts. In connection with deposit services, the Bank provides lockbox and merchant services that facilitate timely depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds quickly. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking.

The Bank’s global banking and trade products and services facilitate clients’ global finance and business needs. These products and services include foreign exchange services that allow commercial clients to manage their foreign currency needs and risks through the purchase and sale of currencies, swaps and hedges on the global inter-bank market. To facilitate clients’ international trade, the Bank offers a variety of loan and credit facilities guaranteed by the Export-Import Bank of the United States. The Bank also offers letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.

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

SVB Specialty Lending. SVB Specialty Lending provides banking products and services to our premium wine industry clients, including vineyard development loans, as well as community development loans made as part of our responsibilities under the Community Reinvestment Act.

SVB Analytics. SVB Analytics provides equity valuation and equity management services to private companies and venture capital/private equity firms.

Debt Fund Investments. Debt Fund Investments include our investment in debt funds in which we are a strategic investor: (i) Gold Hill funds, which provide secured debt to private companies of all stages, and (ii) Partners for Growth funds, which provide secured debt primarily to mid-stage and late-stage clients.

SVB Private Bank

SVB Private Bank is the private banking division of the Bank, which provides a range of personal financial solutions primarily to venture capital/private equity professionals. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending. We also help our private banking clients meet their cash management needs by providing deposit account products and services, including checking, money market, certificates of deposit accounts, online banking, credit cards and other personalized banking services.

SVB Capital

SVB Capital is the venture capital investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages approximately $1.4 billion of funds, largely venture capital funds, primarily on behalf of third party limited partner investors, as well as SVB Financial Group. The SVB Capital family of funds is comprised of funds of funds and direct venture funds (or co-investment funds). SVB Capital generates income for the Company primarily through management fees, carried interest arrangements and returns through the

Company’s investments in the funds. Most of the funds managed by SVB Capital are consolidated into our financial statements. See Note 2—“Summary of Significant Accounting Policies—Principles of Consolidation and Presentation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

For more information about our three operating segments, including financial information and results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” under Part II, Item 7 in this report, and Note 20—“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Income Sources

Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2011 were $528.2 million and $382.3 million, respectively.

Net interest income is primarily income generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our available-for-sale securities portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, venture capital and private equity industry sectors. Deposits are also obtained from the premium wine industry commercial clients and from our Private Bank clients. We do not obtain deposits from conventional retail sources.

Noninterest income is primarily income generated from our fee-based services and returns on our investments. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we seek to obtain returns by making investments. We manage and invest in venture capital/private equity funds that invest directly in privately-held companies, as well as funds that invest in other venture capital/private equity funds. We also invest directly in privately-held companies. Additionally, we recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services.

We derive substantially all of our income from U.S. clients. We derived less than 5 percent of our total revenues from foreign clients for each of 2011, 2010 and 2009.

Industry Niches

In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, beginning with the emerging, start-up stage.

Technology and Life Sciences

We serve a variety of clients in the technology and life science industries. Our technology clients tend to be in the industries of hardware (semiconductors, communications and electronics), software, cleantech (energy generation, storage and efficiency) and related services. Our life science clients tend to be in the industries of biotechnology and medical devices. A key component of our technology and life science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:

•

Our SVB Accelerator practice focuses on serving our “emerging” or “early stage” clients. These clients are generally in the start-up or early stages of their life cycles. They are typically privately-held and funded by friends and family, “seed” or “angel” investors, or have gone through an initial round of venture capital financing. Typically, they are primarily engaged in research and development, have little or no revenue and may have only brought a few products or services to market. SVB Accelerator practice clients tend to have annual revenues below $5 million.

•

Our SVB Growth practice serves our “mid-stage,” “late-stage” and “corporate technology” clients. These clients are in the intermediate or later stages of their life cycles and are generally privately-held, and many are dependent on venture capital for funding. Some of our “corporate technology” clients that are in the more advanced stages of their life cycles may be publicly held or poised to become publicly held. Our SVB Growth clients generally have a solid or more established product or service offering in the market, with more meaningful or considerable revenue. They also may be expanding globally. SVB Growth practice clients tend to have annual revenues between $5 million and $75 million.

•

Our SVB Corporate Finance practice serves primarily our “large corporate” clients, which are more mature and established companies. These clients are generally publicly-held, have a more sophisticated product or service offering in the market, and significant revenue. They also may be expanding globally. SVB Corporate Finance practice clients tend to have annual revenues over $75 million.

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

Premium Wine

We are one of the leading providers of financial services to premium wine producers across the Western United States, primarily in California’s Napa Valley, Sonoma County and Central Coast regions, and the Pacific Northwest, with approximately 300 winery and vineyard clients. We focus on vineyards and wineries that produce grapes and premium wines.

Competition

The banking and financial services industry is highly competitive, and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our current competitors include other banks, debt funds and specialty and diversified financial services intermediaries that offer lending, leasing, payments, investment, advisory and other financial products and services to our target client base. The principal competitive factors in our markets include product offerings, service, and pricing. Given our established market position within the client segments that we serve, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in all our markets in these areas.

Employees

As of December 31, 2011, we employed 1,526 full-time equivalent employees.

Supervision and Regulation

Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), as well as the stability of the U.S. banking system. This regulation is not intended for the benefit of security holders. As a bank holding company and a financial holding company, SVB Financial is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (“BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Financial Institutions (“DFI”). In addition, the Bank’s deposits are insured by the Federal Deposit Insurance Corporation. SVB Financial’s other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal and state regulatory agencies, including the U.S. Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Current and future legal and regulatory requirements, restrictions and regulations, including, but not limited to, those imposed under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may have a material and adverse effect on our business, financial condition, and results of operations and may make it more difficult for us to attract and retain qualified executive officers and employees.

In addition, we are subject to foreign regulatory agencies in international jurisdictions, where we may conduct business, including the U.K., Israel, India and China. (See “International Regulation” below.)

The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion.

The Dodd-Frank Wall Street Reform and Consumer Protection Act—General

From time to time, federal, state and foreign legislation is enacted and regulations are adopted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Government actions in recent years have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act was enacted in July 2010, and imposed requirements including, among others: (i) heightened regulation and supervision of bank holding companies and their subsidiaries, including increased capital requirements, mandatory internal stress tests, changes in assessment fees and deposit insurance coverage, and enhanced limitations on transactions with affiliates; (ii) the “Volcker Rule,” which, among other things, and subject to certain exceptions and a transition period, restricts any banking entity from engaging in proprietary trading or sponsoring or investing in a hedge fund or private equity fund; (iii) corporate governance and executive compensation requirements; (iv) strengthened financial consumer regulation, including the establishment of the Bureau of Consumer Financial Protection, new debit card interchange fee requirements and mortgage reforms; (v) a new derivatives regulatory regime, which, among other things, will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions; and (vi) a new systemic regulation regime through the establishment of the Financial Stability Oversight Council and the Office of Financial Research, which could result in heightened prudential standards on activities deemed systemically risky and additional reporting requirements. Certain provisions became effective immediately, while some are the subject of proposed regulations which have not yet become effective, and other provisions of the Dodd-Frank Act are subject to further substantive rulemaking and/or studies. Regulatory agencies are in various stages of the rulemaking process, but the volume and complexity of the regulations expected to be developed may lead to an extended period of time before final regulations are effective. As such, we cannot fully assess the full impact of the Dodd-Frank Act until final rules are issued, which will occur over an uncertain period of time, expected to last for many months, if not years. Following the issuance of final regulations, some provisions of the Dodd-Frank Act will be implemented over an additional extended period, potentially lasting as long as ten years from adoption.

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

SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California DFI.

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

The Sarbanes-Oxley Act

SVB Financial is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosure controls and procedures and internal control over financial reporting.

Regulation of Silicon Valley Bank

The Bank is a California state-chartered bank and a member and stockholder of the Federal Reserve. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the Federal Reserve, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the Federal Reserve, and separately the Federal Deposit Insurance Corporation (“FDIC”) as insurer of the Bank’s deposits, have residual authority to:

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

California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2011, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $25.0 million.

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

With certain qualifications, the Dodd-Frank Act excludes trust preferred securities issued on or after May 19, 2010 from Tier 1 capital. For depository institution holding companies with total consolidated assets of more than $15 billion at December 31, 2009, trust preferred securities issued before May 19, 2010 will be phased-out of Tier 1 capital over a three-year period. Because SVB Financial’s total assets were less than $15 billion as of December 31, 2009, trust preferred securities issued prior to May 19, 2010 (our 7.0% Junior Subordinated debentures) will continue to qualify as Tier 1 capital, subject to any overall regulatory determination to disqualify such securities from Tier 1 capital treatment.

As a bank holding company, SVB Financial is subject to three capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be classified as “adequately capitalized”, the minimum required ratios for bank holding companies and banks are eight percent, four percent and four percent, respectively. Additionally, for SVB Financial to remain a financial holding company, the Bank must at all times be “well-capitalized,” which requires the Bank to have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Moreover, maintaining the financial holding company at “well-capitalized” status provides certain benefits to the company, such as the ability to repurchase stock without prior regulatory approval. To be “well-capitalized,” the holding company must at all times have a total risk-based and Tier 1 risk-based capital ratio of at least ten percent and six percent, respectively. There is no current Tier 1 leverage requirement for a holding company to be deemed “well-capitalized”. As of December 31, 2011, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes.

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

Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds

The “Volcker Rule” under the Dodd-Frank Act includes certain prohibitions on banks’ proprietary trading activities and banks’ ability to sponsor or invest in hedge or private equity funds. Proposed implementing regulations for the Volcker Rule have been issued, and certain final regulations are expected to become effective in July 2012. In a separate rulemaking process, regulators issued a final rule setting forth the schedule for affected entities to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule. Pursuant to that “conformance period” rulemaking, banking entities generally have two years from the effective date of the Volcker Rule to bring their activities into compliance with the Volcker Rule. The conformance period applicable to investment in or sponsorship of covered funds may be extended, and in the case of certain illiquid funds, may extend to as long as ten years from the effective date of the Volcker Rule.

Subject to certain exceptions, the “Volcker Rule” prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as trading in U.S. government or agency obligations, or certain other U.S. state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Based on this definition and the exceptions provided under the currently proposed regulations, we do not believe that we engage in any proprietary trading that would be prohibited under the Volcker Rule.

Additionally, subject to certain exceptions, the rule prohibits a banking entity from sponsoring or investing in a hedge fund or private equity fund. While a banking entity may “organize and offer” a hedge fund or private equity fund if certain conditions are met, it may not “sponsor” a covered fund, nor may it acquire or retain an equity partnership or other ownership interest in a fund except for certain limited investments. The Volcker Rule also imposes certain investment limits on banking entities. When effective, the Volcker Rule is expected to limit covered banking entities to a de minimis investment in a hedge fund or private equity fund. Such a de minimis investment will be defined by the rules to be immaterial to the banking entity but in no case may the aggregate investments of a banking entity in hedge funds and private equity funds comprise more than three percent of the institution’s Tier 1 capital. During the transition period, Federal banking regulators may impose additional capital requirements and other restrictions on any equity, partnership, or ownership interest in or sponsorship of a hedge fund or private equity fund by a banking entity.

Based on the regulations as currently proposed, the Volcker Rule prohibitions would apply to a banking entity such as SVB Financial, the Bank or any affiliate of SVB Financial or the Bank (including SVB Capital and our strategic fund investments), unless an exception applies. Based on the proposed rules, SVB Financial maintains investments in certain venture capital and private equity funds that may exceed three percent of its Tier 1 capital and/or may be determined to be material. In the absence of a change to the current Volcker Rule proposal, SVB Financial (including its affiliate SVB Capital) may be required to reduce the level of its investments in covered funds, would be prohibited from serving as the “sponsor” of funds and would be required to forego investment opportunities in certain funds in the future. SVB Financial would be obligated to come into conformance with all these requirements in a period of time to be determined by regulators but not to exceed ten years from the effective date of the Dodd-Frank Act.

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

On December 20, 2011, the Federal Reserve issued proposed regulations requiring bank holding companies with assets in excess of $50 billion to meet certain capital and liquidity requirements. Under the proposed regulations, subject institutions would be subject to the Federal Reserve Board’s capital plan rule, which was issued in November 2011. That rule requires firms to develop annual capital plans, conduct stress tests, and maintain adequate capital, including a tier one common risk-based capital ratio greater than 5 percent, under both expected and stressed conditions. In the second phase, the Federal Reserve Board would issue a proposal to implement a risk-based capital surcharge based on the framework and methodology developed by the Basel Committee. Although SVB Financial and the Bank are currently not large enough to be subject to the terms of such proposed regulations, we believe the Federal Reserve will likely implement changes to the capital adequacy standards applicable to SVB Financial and the Bank in light of Basel III and the overall regulatory environment which could increase the capital requirements of financial institutions generally, including SVB Financial and the Bank.

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

Restrictions on Dividends

Dividends from the Bank constitute a primary source of cash for SVB Financial. The Bank is subject to various federal and state statutory and regulatory restrictions on its ability to pay dividends, including applicable provisions of the California Financial Code and the prompt corrective action regulations. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Loans to Insiders

Extensions of credit by the Bank to insiders of both the Bank and SVB Financial are subject to prohibitions and other restrictions imposed by the Federal Reserve’s Regulation O. For purposes of these limits, “insiders” include directors, executive officers and principal stockholders of the Bank or SVB Financial and their related interests. The term “related interest” means a company controlled by a director, executive officer or principal stockholder of the Bank or SVB Financial. The Bank may not extend credit to an insider of the Bank or SVB Financial unless the loan is made on substantially the same terms as, and subject to credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions with non-insiders. Under federal banking regulations, the Bank may not extend credit to insiders in an amount, when aggregated with all other extensions of credit, is greater than $500,000 without prior approval from the Bank’s Board of Directors approval (with any interested person abstaining from participating directly or indirectly in the voting). California law, the federal regulations and the Dodd-Frank Act place additional restrictions on loans to executive officers, and generally prohibit loans to executive officers other than for certain specified purposes. The Bank is required to maintain records regarding insiders and extensions of credit to them.

Premiums for Deposit Insurance

The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. In recent years, due to higher levels of bank failures, the FDIC’s resolution costs increased, which depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. In 2009, the FDIC also adopted a requirement of institutions to prepay their assessment fees through 2012. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any changes in FDIC insurance premiums may have a material affect on our results of operations.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017 through 2019.

During 2010, the Bank’s FDIC and FICO assessment rates were based on its domestic deposits. Effective as of April 1, 2011, however, under final rules adopted by the FDIC and as mandated under the Dodd-Frank Act, FDIC and FICO assessment rates will be based on the average total consolidated assets minus the average consolidated tangible equity during the assessment period. The reduction in current assessment rates reflects this change from an assessment base computed on deposits to an assessment base computed on assets.

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

Regulation of Certain Subsidiaries

SVB Asset Management is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. SVB Securities is registered as a broker-dealer with the SEC and is subject to regulation by the SEC and FINRA. SVB Securities is also a member of the Securities Investor Protection Corporation. As a broker-dealer, it is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, SVB Securities is required to maintain the minimum net capital deemed necessary to meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities. The Dodd-Frank Act includes a number of investor related initiatives, including the creation of a new Investor Advisory Committee and Investor Advocate to advise and consult with the SEC on investor issues. In addition, the Dodd-Frank Act requires the SEC to conduct a study to examine the efficacy of the existing system of legal or regulatory standards of care for brokers, dealers, investment advisors and persons associated therewith and whether gaps, shortcomings or overlaps exist in the protection of retail/individual investors. The SEC is also required to study whether enhanced examination and enforcement resources are needed for investment advisers and whether investment advisers should be under self-regulatory organization oversight.

International Regulation

Our international-based subsidiaries and global activities, including our plans to establish a banking branch in the United Kingdom, a joint venture bank in China and our non-bank financial company in India, are subject to the respective laws and regulations of those countries. This includes those promulgated by the Financial Services Authority in the United Kingdom, the China Banking Regulatory Commission and the Reserve Bank of India.

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

Our business faces significant risks, including credit, market/liquidity, operational, legal/regulatory and strategic/reputation risks. The factors described below may not be the only risks we face and are not intended to serve as a comprehensive listing or be applicable only to the category of risk under which they are disclosed. The risks described below are generally applicable to more than one of the following categories of risks. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occurs, our business, financial condition and/or results of operations could be materially and adversely affected.

Credit Risks

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for loan losses in any period, which could reduce net income and/or increase net losses in that period.

Our loan portfolio has a credit profile different from that of most other banking companies. The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for emerging, early-stage and mid-stage companies, many of our loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Over the past few years, due to the overall weakening of the economic environment, venture capital financing activity, as well as mergers and acquisitions (“M&A”) and initial public offerings (“IPOs”) – activities on which venture capital firms rely to “exit” investments to realize returns, slowed in a meaningful manner. While there has been some improvement in overall economic conditions since 2008, particularly during 2010 and 2011, if economic conditions worsen or do not continue to improve, such activities may slow down even further, which may impact the financial health of our client companies. Venture capital firms may continue to provide financing in a more selective manner, at lower levels, and/or on less favorable terms, any of which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in the technology and life science industry sectors, a borrower’s financial position can deteriorate rapidly.

In our portfolios of corporate technology and other large corporate clients, some of our loans may be made to companies with greater levels of debt relative to their equity. We have been increasing our efforts to lend to larger clients, as well as to make larger loans. These larger loans include loans equal to or greater than $20 million to a single client, which has over time represented an increasingly larger proportion of our total loan portfolio. Moreover, we have increased the average size of our overall loans. Increasing our loan commitments, especially larger loans, could increase the impact on us of any single borrower default.

We may also enter into financing arrangements with our clients, the repayment of which may be dependent on third parties’ financial condition or ability to meet their payment obligations. For example, we enter into factoring arrangements which are secured by our clients’ accounts receivable from third parties with whom they do business. Or, we make loans secured by letters of credit issued by other third party banks, or we enter into letters of credit discounting arrangements, the repayment of which may be dependent on the reimbursement by third party banks. These third parties may not meet their financial obligations to our clients or to us, which could have an adverse impact on us.

In our portfolio of venture capital and private equity firm clients, many of our clients have lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. These limited partner investors may face liquidity issues or have difficulties meeting their financial commitments, especially during unstable economic times, which may lead to our clients’ inability to meet their repayment obligations to us.

We also lend primarily to venture capital/private equity professionals through our Private Bank. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. We also lend to premium wineries and vineyards through our SVB Wine group. Repayment of loans made to these clients may be dependent on overall grape supply (which may be adversely affected by poor weather or other natural conditions) and overall wine demand and sales, or other sources of financing or income (which may be adversely affected by a challenging economic environment).

See “Loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Financial Condition” under Item 7 of Part II of this report.

Based on the credit profile of our overall loan portfolio, our level of nonperforming loans, loan charge-offs and allowance for loan losses can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans or loan charge-offs may require us to increase our provision for loan losses in any period, which could reduce our net income or cause net losses in that period. Additionally, such increases in our level of nonperforming loans or loan charge-offs may also have an adverse effect on our capital ratios, credit ratings and market perceptions of us.

Our allowance for loan losses is determined based upon both objective and subjective factors, and may not be adequate to absorb loan losses.

As a lender, we face the risk that our client borrowers will fail to pay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, results of operations and financial condition. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience or are otherwise inconsistent or out of pattern with regards to our credit quality assessments. There can be no assurance that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition and results of operations.

The borrowing needs of our clients may be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material effect on our business, financial condition, results of operations and reputation.

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We fund assets using deposits and other borrowings. While we are increasingly offering more interest-bearing deposit products, a majority of our deposit balances are from our noninterest bearing products. Our interest-earning assets include outstanding loans extended to our clients and securities held in our investment portfolio. Overall, the interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets, and our level of interest rate spread, could be affected by a variety of factors, including changes in market interest rates, competition, regulatory requirements (such as the repeal of the interest payment restrictions under Regulation Q), and a change over time in the mix of the types of loans, investment securities, deposits and other liabilities on our balance sheet.

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

Liquidity is essential to our business, both at the SVB Financial and the Bank level. We require sufficient liquidity to meet our expected, as well as unexpected, financial obligations and requirements. Primary liquidity resources for SVB Financial include dividends from the Bank, its main operating subsidiary, and periodic capital market transactions offering debt and equity instruments in the public and private markets. Client deposits are the primary source of liquidity for the Bank. When needed, wholesale borrowing capacity supplements our liquidity in the form of short- and long-term borrowings secured by our portfolio of high quality investment securities, long-term capital market debt issuances and, finally, through unsecured overnight funding channels available to us in the Fed Funds market. An inability to maintain or raise funds through these sources could have a substantial negative effect, individually or collectively, on SVB Financial and the Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any failure to manage our liquidity effectively could have a material adverse effect on our financial condition.

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

Equity warrant assets, venture capital and private equity funds and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity and M&A markets, which are uncertain and may vary materially by period.

In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science industries. We also make investments through SVB Financial or our SVB Capital family of funds primarily in venture capital funds and direct investments in companies, many of which are required to be carried at fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, the timing of our receipt of relevant financial information, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of our realization of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance and future value of portfolio companies. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, the fair market value of these financial instruments might increase or decrease materially, and the net proceeds realized upon disposition might be less than the then-current recorded fair market value.

We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. Additionally, the value of our equity warrant asset portfolio depends on the underlying value of the issuing companies, which may also vary materially from period to period.

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

The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses to us or our clients, misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, and malware or other cyber attacks. In recent periods, there has been a rise in electronic fraudulent activity, security breaches and cyber attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, failure to mitigate breaches of security could result in losses to us or our clients, result in a loss of business and/or clients, cause us to incur additional expenses, disrupt our business, affect our ability to grow our online services or other businesses, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of the Internet as a means of conducting commercial transactions, or cause damage to our reputation. As a result, our business, financial condition and results of operations could be adversely affected.

We face risks associated with the ability of our information technology systems and our people and processes to support our operations and future growth effectively.

In order to serve our target clients effectively, we have developed a comprehensive array of banking and other products and services. In order to support these products and services, we have developed and purchased or licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on our operations, including business interruptions which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, regulatory enforcement actions, or damage to our reputation. For example, we are in the process of implementing a new universal banking system that will replace our current platform, as well as other systems to support specific business units, including our international operations. We may also outsource certain operational functions to consultants or other third parties to enhance our overall efficiencies. If we do not implement our systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth and reputation.

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

We rely on third parties, both in the United States and internationally in countries such as India, China, Israel, and the United Kingdom, in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill their obligations to us, to accurately inform us of relevant information and to conduct their activities professionally and in a manner that reflects positively on us. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational issues, increased expenditures, damage to our reputation or loss of clients, which could harm our business and operations, financial performance, strategic growth or reputation.

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

From time to time, the Financial Accounting Standards Board (“FASB”) or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Also, our global initiatives, as well as continuing trends towards the convergence of international accounting standards, such as rules that may be adopted under the International Financial Reporting Standards (“IFRS”), may result in our Company being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our revising or restating prior period financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from Nasdaq Stock Market. This could have an adverse effect on our business, financial condition and results of operations, including our stock price, and could potentially subject us to litigation.

Legal/Regulatory Risks

We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us.

SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve, the newly-established Consumer Financial Protection Bureau (“CFPB”), and the California Department of Financial Institutions, as well as the international regulatory authorities that govern our global activities. Federal and state laws and regulations govern, limit or otherwise affect the activities in which we may engage, may affect our ability to expand our business over time and may result in an increase in our compliance costs, including higher FDIC insurance premiums. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital, which may require us to raise additional capital in the future or affect our ability to use our capital resources for other business purposes. Moreover, recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including the adoption of the Dodd-Frank Act. These laws and regulations will impose more regulatory requirements on us, including new capital requirements, and may also increase our costs. For example, the Dodd-Frank Act repealed the interest payment restrictions on demand deposit accounts under Regulation Q, which could result in a material increase in our deposit costs. In addition, the Dodd-Frank Act established the

CFPB, which will promulgate rules and regulations that will effect how we operate our business and the environment in which we operate. The Dodd-Frank Act also restricts banks’ investments in, and sponsorship of, private equity and hedge funds, which could, over time, require us to make changes to the way we sponsor and invest in funds. Furthermore, the Bank for International Settlement’s Basel Committee on Banking Supervision recently adopted new capital, leverage and liquidity guidelines under the Basel Accord which, when implemented in the United States, may have the effect of raising our capital requirements beyond those required by current law and the Dodd-Frank Act. Increased regulatory requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and results of operations. See generally “Business – Supervision and Regulation” under Item 1 of Part I of this report.

If we were to violate international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations and reputation.

International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, the Nasdaq Stock Market, FINRA, and state securities regulators, regulate broker-dealers, including our subsidiary, SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as imposing restrictions on how we conduct our business, revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums, higher levels of liquidity available to meet the Bank’s financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.

SVB Financial relies on dividends from its subsidiaries for most of its cash revenues.

SVB Financial is a holding company and is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its cash revenues from dividends from its subsidiaries, primarily the Bank. These dividends are a principal source of funds to pay operating costs, borrowings (if any), and dividends, should SVB Financial elect to pay any, as well as share repurchases. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

Other banks and specialty and diversified financial services companies and debt funds, some of which are larger than we are, offer lending, leasing, other financial products and advisory services to our client base. In addition, we compete with hedge funds and private equity funds. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. In other cases, our competitors may offer a broader range of financial products to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, results of operations, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, results of operations, financial condition and future growth of our non-banking services, including our access to capital and attractive investment opportunities for our funds business.

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

We are engaged, and may in the future engage, in strategic activities domestically or internationally, including acquisitions, joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

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

One important component of our strategy is to expand internationally. To date, we have opened offices in China, India, Israel and the United Kingdom. We plan to expand our operations in those locations. To date, we have applied for a banking license in the United Kingdom and have begun to form a joint venture bank in China. We may expand our business beyond these countries. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and doing business with local business partners and other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, incremental requirement of management’s attention and resources, differing technology standards or customer requirements, cultural differences, political and economic risks, and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Anti-Bribery Act and foreign laws and regulations, which could have a material adverse effect on us.

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

We currently operate 26 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park and Palo Alto. Other regional offices in California include Irvine, Sherman Oaks, San Diego, San Francisco, St. Helena, Santa Rosa and Pleasanton. Office locations outside of California but within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; St. Louis Park, Minnesota; New York, New York; Morrisville, North Carolina; Beaverton, Oregon; Radnor, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Vienna, Virginia; and Seattle, Washington. Our international offices are located in: Beijing, Shanghai and Hong Kong, China; Bangalore and Mumbai, India; Herzliya Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2021, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

Our Global Commercial Bank operations are principally conducted out of our corporate headquarters in Santa Clara, and the lending teams operate out of the various regional and international offices. SVB Capital principally operates out of our office in Palo Alto. SVB Private Bank principally operates out of our Palo Alto office.

We believe that our properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

The information set forth under Note 23—“Legal Matters” in the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period over the years ended December 31, 2011 and 2010, was as follows:

	2011		2010
Three months ended:	Low	High	Low	High
March 31	$51.47	$57.99	$39.50	$48.71
June 30	55.27	60.73	40.78	52.28
September 30	35.70	63.40	36.72	46.17
December 31	33.15	49.15	41.48	55.70

Holders

As of February 7, 2012, there were 893 registered holders of our stock, and we believe there were approximately 15,822 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

SVB Financial has not paid cash dividends on its common stock since 1992. Currently, we have no plans to pay cash dividends on our common stock. Our Board of Directors may periodically evaluate whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business—Supervision and Regulation—Restrictions on Dividends” under Part I, Item 1 of this report, and Note 19—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this report.

Stock Repurchases and Preferred Stock

SVB Financial did not repurchase any of its common stock during 2011. As of December 31, 2011, SVB Financial had no preferred stock outstanding.

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

The following graph compares, for the period from December 31, 2006 through December 31, 2011, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor’s 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Among SVB Financial Group, the S&P 500 Index, the NASDAQ Composite Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/06 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright ©2012 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2006	2007	2008	2009	2010	2011
SVB Financial Group	$100.00	$108.11	$56.26	$89.36	$113.79	$102.30
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Bank	100.00	76.94	64.14	53.93	61.47	54.83

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Information as of and for the years ended December 31, 2011, 2010, and 2009 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2008 and 2007 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2011	2010	2009	2008	2007
Income statement summary:
Net interest income	$526,277	$418,135	$382,150	$368,595	$375,842
Provision for loan losses	(6,101)	(44,628)	(90,180)	(100,713)	(16,836)
Noninterest income	382,332	247,530	97,743	152,365	220,969
Noninterest expense excluding impairment of goodwill	(500,628)	(422,818)	(339,774)	(312,887)	(329,265)
Impairment of goodwill	—	—	(4,092)	—	(17,204)

Income before income tax expense	401,880	198,219	45,847	107,360	233,506
Income tax expense	(119,087)	(61,402)	(35,207)	(52,213)	(84,581)

Net income before noncontrolling interests	282,793	136,817	10,640	55,147	148,925
Net (income) loss attributable to noncontrolling interests	(110,891)	(41,866)	37,370	19,139	(28,596)

Net income attributable to SVBFG	$171,902	$94,951	$48,010	$74,286	$120,329

Preferred stock dividend and discount accretion	—	—	(25,336)	(707)	—

Net income available to common stockholders	$171,902	$94,951	$22,674	$73,579	$120,329

Common share summary:
Earnings per common share—basic	$4.00	$2.27	$0.67	$2.27	$3.54
Earnings per common share—diluted	3.94	2.24	0.66	2.16	3.28
Book value per common share	36.07	30.15	27.30	23.40	20.70
Weighted average shares outstanding—basic	43,004	41,774	33,901	32,425	33,950
Weighted average shares outstanding—diluted	43,637	42,478	34,183	34,015	36,738
Year-end balance sheet summary:
Investment securities	$11,540,486	$8,639,487	$4,491,719	$1,784,397	$1,602,574
Loans, net of unearned income	6,970,082	5,521,737	4,548,094	5,506,253	4,151,730
Total assets	19,968,894	17,527,761	12,841,399	10,018,280	6,692,171
Deposits	16,709,536	14,336,941	10,331,937	7,473,472	4,611,203
Short-term borrowings	—	37,245	38,755	62,120	90,000
Long-term debt	603,648	1,209,260	856,650	995,423	873,241
SVBFG stockholders’ equity	1,569,392	1,274,350	1,128,343	991,356	676,369
Average balance sheet summary:
Available-for-sale securities	$9,350,381	$5,347,327	$2,282,331	$1,338,516	$1,364,461
Loans, net of unearned income	5,815,071	4,435,911	4,699,696	4,633,048	3,522,326
Total assets	18,670,499	14,858,236	11,326,341	7,418,303	6,019,974
Deposits	15,568,801	12,028,327	8,794,099	4,896,324	3,962,260
Short-term borrowings	16,994	49,972	46,133	304,896	320,129
Long-term debt	796,823	968,378	923,854	980,694	664,581
SVBFG stockholders’ equity	1,448,398	1,230,569	1,063,175	720,851	669,190
Capital ratios:
Total risk-based capital ratio	13.95%	17.35%	19.94%	17.58%	16.02%
Tier 1 risk-based capital ratio	12.62	13.63	15.45	12.51	11.07
Tier 1 leverage ratio	7.92	7.96	9.53	13.00	11.91
Tangible common equity to tangible assets (1)	7.86	7.27	8.78	7.64	10.03
Tangible common equity to risk-weighted assets (1)	13.25	13.54	15.05	9.31	10.28
Bank tier 1 leverage ratio	6.87	6.82	7.67	9.20	10.19
Average SVBFG stockholders’ equity to average assets	7.76	8.28	9.39	9.72	11.12
Selected financial results:
Return on average assets	0.92%	0.64%	0.42%	1.00%	2.00%
Return on average common SVBFG stockholders’ equity	11.87	7.72	2.68	10.38	17.98
Net interest margin	3.08	3.08	3.73	5.72	7.19
Gross loan charge-offs to average total gross loans	0.41	1.15	3.03	1.02	0.55
Net loan (recoveries) charge-offs to average total gross loans	(0.02)	0.77	2.64	0.87	0.35
Nonperforming assets as a percentage of total assets	0.18	0.23	0.41	0.88	0.14
Allowance for loan losses as a percentage of total gross loans	1.28	1.48	1.58	1.93	1.13

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources—Capital Ratios” under Part II, Item 7 in this report for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Company Operations

SVB Financial is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For nearly 30 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them through all stages of their life cycles.

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

Management’s Overview of 2011 Financial Performance

Overall we experienced an outstanding 2011 year in which we achieved several Company record high milestones. We had record net income available to common stockholders of $171.9 million and record diluted earnings per common share of $3.94. In 2011, compared to 2010, we experienced growth in our interest-earning assets as a result of strong loan growth, continued growth of client deposits and the addition of new clients. As a result, we recognized record net interest income from growth in average loan balances and the investment of excess deposits into available-for-sale securities. In addition to higher net interest income, we saw continued strong overall credit quality, resulting in a lower provision for 2011. We also recognized higher noninterest income, primarily due to sales of available-for-sale securities and increased gains from equity warrant assets and our managed funds due to increased initial public offering (“IPO”) and merger and acquisition (“M&A”) activity, as well as from higher valuations due to improved market conditions. Additionally, our overall capital and liquidity continued to remain strong.

2011 results (compared to 2010, where applicable) reflected strong performance across all areas of our businesses and included:

•

Strong growth in our lending business with record high average loan balances of $5.8 billion, an increase of $1.4 billion, or 31.1 percent, from 2010. This growth was driven by our ongoing strategy of growing our larger, later stage client portfolio.

•	Average deposit balances of $15.6 billion, an increase of $3.5 billion, or 29.4 percent, from 2010.
•

An increase in net interest income (fully taxable equivalent basis) of $108.0 million, or 25.7 percent, primarily due to an increase in interest income from loans due to growth in average balances, as well as an increase in interest income from our available-for-sale securities as a result of investing our excess cash from deposit growth. These increases were partially offset by lower investment yields available on new purchases of securities in the current rate environment, as well as lower overall yields on our loan portfolio.

•

Strong overall credit quality, as reflected by a decrease in our allowance for loan losses as a percentage of gross loans to 1.28 percent at December 31, 2011, compared to 1.48 percent at December 31, 2010. Additionally, we had net recoveries of $1.2 million in 2011, compared to net charge-offs of $34.5 million in 2010. Our provision for loan losses of $6.1 million in 2011 was primarily due to an increase in the allowance from the increase in period-end loan balances, partially offset by a decrease in the allowance for our performing loans.

•

Core fee income (foreign exchange fees, deposit service charges, credit card fees, client investment fees and letters of credit and standby letters of credit income) increased by $9.5 million, or 8.7 percent, to $118.5 million, compared to $109.0 million in 2010. This increase reflects increased client activity and continued growth in our business.

•

An increase in net gains on investment securities to $195.0 million, compared to net gains of $93.4 million in 2010, primarily due to increased valuations and liquidity events from internet and social networking companies. Non-GAAP net gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities were $32.7 million in 2011, compared to $16.1 million in 2010. See “Results of Operations—Gains (Losses) on Investment Securities, Net” for a reconciliation of non-GAAP net gains on investment securities.

•

An increase in net gains on equity warrant assets to $37.4 million, compared to net gains of $6.6 million in 2010. The net gains of $37.4 million in 2011 reflect increased IPO and M&A activity within the technology industry.

•

An increase of $77.8 million in noninterest expense to $500.6 million, primarily reflecting higher incentive compensation costs based on our strong performance in 2011, as well as increased expenses to support continued growth in our business through increased headcount and ongoing initiatives.

•

Overall, our liquidity remained strong based on our period end available-for-sale securities portfolio of $10.5 billion at December 31, 2011, compared to $7.9 billion at December 31, 2010. The increase provided additional liquidity resources through current expected cash flow and through the ability to secure wholesale borrowings, if needed.

•

Overall, SVB Financial and the Bank continued to maintain strong capital positions. The Bank’s Tier 1 leverage ratio increased by 5 basis points to 6.87 percent at December 31, 2011, compared to 6.82 percent at December 31, 2010. The increase in the Bank’s Tier 1 leverage capital ratio was primarily the result of strong earnings, partially offset by growth of average deposits.

A summary of our performance in 2011 compared to 2010 is as follows:

	Year ended December 31,
(In thousands, except per share data and ratios)	2011	2010	% change
Income statement:
Diluted earnings per share	$3.94	$2.24	75.9%
Net income available to common stockholders	171,902	94,951	81.0
Net interest income	526,277	418,135	25.9
Net interest margin	3.08%	3.08%	—
Provision for loan losses	6,101	44,628	(86.3)
Noninterest income	382,332	247,530	54.5
Noninterest expense	500,628	422,818	18.4
Non-GAAP net income available to common stockholders (1)	147,515	80,082	84.2
Non-GAAP diluted earnings per common share (1)	3.38	1.89	78.8
Non-GAAP noninterest income, net of noncontrolling interest and excluding gains on sales of available-for-sale securities (2)	222,682	168,645	32.0
Non-GAAP noninterest expense, net of noncontrolling interest and excluding net gains from debt repurchases (3)	492,184	410,470	19.9

Balance sheet:
Average loans, net of unearned income	$5,815,071	$4,435,911	31.1%
Average noninterest-bearing deposits	10,237,844	7,216,968	41.9
Average interest-bearing deposits	5,330,957	4,811,359	10.8
Average total deposits	15,568,801	12,028,327	29.4

Earnings ratios:
Return on average assets (4)	0.92%	0.64%	43.8%
Return on average common SVBFG stockholders’ equity (5)	11.87	7.72	53.8

Asset quality ratios
Allowance for loan losses as a percentage of total period end gross loans	1.28%	1.48%	(20	)bps
Gross loan charge-offs as a percentage of average total gross loans	0.41	1.15	(74	)bps
Net loan (recoveries) charge-offs as a percentage of average total gross loans	(0.02)	0.77	(79	)bps

Other ratios:
Operating efficiency ratio (6)	54.98%	63.32%	(13.2)%
Non-GAAP operating efficiency ratio (3)	65.56	69.71	(6.0)
Tangible common equity to tangible assets (7)	7.86	7.27	8.1
Tangible common equity to risk-weighted assets (7)	13.25	13.54	(2.1)
Book value per common share (8)	36.07	30.15	19.6

Other statistics:
Average SVB prime lending rate	4.00%	4.00%	—
Average full-time equivalent employees	1,451	1,305	11.2
Period end full-time equivalent employees	1,526	1,357	12.5

(1)	To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP measures. See “Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share” below for a reconciliation of these measures.
(2)	See “Results of Operations—Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.

(3)	See “Results of Operations—Noninterest Expense” for a description and reconciliation of the non-GAAP noninterest expense and non-GAAP operating efficiency ratio.
(4)	Ratio represents consolidated net income attributable to SVBFG divided by average assets.
(5)	Ratio represents consolidated net income available to common stockholders divided by average SVB Financial Group (“SVBFG”) stockholders’ equity.
(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable equivalent net interest income plus noninterest income.
(7)	See “Capital Resources—Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(8)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period end.

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

A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands, except share amounts)	2011	2010
Net income available to common stockholders	$171,902	$94,951
Less: gains on sales of available-for-sale securities (1)	(37,314)	(24,699)
Tax impact of gains on sales of available-for-sale securities	14,810	9,830
Less: net gain from note repurchases and termination of corresponding interest rate swaps (2)	(3,123)	—
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	1,240	—

Non-GAAP net income available to common stockholders	$147,515	$80,082

GAAP earnings per common share—diluted	$3.94	$2.24
Impact of gains on sales of available-for-sale securities (1)	(0.86)	(0.58)
Tax impact of gains on sales of available-for-sale securities	0.34	0.23
Impact of net gain from note repurchases and termination of corresponding interest rate swaps (2)	(0.07)	—
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	0.03	—

Non-GAAP earnings per common share—diluted	$3.38	$1.89

Weighted average diluted common shares outstanding	43,636,871	42,478,340

(1)	Gain on the sales of $1.4 billion and $650.8 million of certain available-for-sale securities in 2011 and 2010, respectively.
(2)	Net gains of $3.1 million from the repurchase of $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in 2011.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our financial condition and results of operations. We have identified five policies as being critical because they require us to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Our critical accounting policies include those that address the adequacy of the allowance for loan losses and reserve for unfunded credit commitments, measurements of fair value, the valuation of non-marketable securities and the recognition and measurement of income tax assets and liabilities. Our senior management has discussed and reviewed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.

Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider our accounting policy for the allowance for loan losses to be critical as estimation of the allowance involves material estimates by our us and is particularly susceptible to significant changes in the near term. Determining the allowance for loan losses requires us to make forecasts that are highly uncertain and require a high degree of judgment. Our loan loss reserve methodology is applied to our loan portfolio and we maintain the allowance for loan losses at levels that we believe are appropriate to absorb estimated probable losses inherent in our loan portfolio.

Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. We apply a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions.

The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by client industry sector and individually for impaired loans. Our formula allocation is determined on a quarterly basis by utilizing a historical loan loss migration model, which is a statistical model used to estimate an appropriate allowance for outstanding loan balances by calculating the likelihood of a loan being charged-off based on its credit risk rating using historical loan performance data from our portfolio. The historical loan loss migration statistical model considers: (i) our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector, and (ii) our quarterly loss experience for the one-, three-, and five-year periods preceding the applicable reporting period. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses.

We apply qualitative allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These qualitative allocations are based upon management’s assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation. Based on management’s prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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

A committee comprised of senior management evaluates the adequacy of the allowance for loan losses.

Reserve for Unfunded Credit Commitments

The level of the reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimable losses associated with our unfunded credit commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments may also include certain qualitative allocations as deemed appropriate by management.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our available-for-sale securities, derivative instruments, marketable securities and certain non-marketable securities are financial instruments recorded at fair value on a recurring basis. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2—“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the significant inputs to the valuation methodology used for measurement are observable or unobservable and the significance of the level of the input to the entire measurement. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are defined in Note 2—“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

It is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon valuation techniques that use relevant inputs derived from primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument, and the significance of those inputs in the entire measurement.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring and provide more weighting to price quotes that are based upon orderly transactions. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Accordingly, the degree of judgment exercised by management in determining fair value is greater for financial assets and liabilities categorized as Level 3. Our valuation processes include a number of key controls that are designed to ensure that fair value is measured appropriately.

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31,
	2011		2010
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$11,372,081	$799,962	$8,546,528	$547,608
As a percentage of total assets	56.9%	4.0%	48.8%	3.1%
Liabilities carried at fair value	$16,868	$—	$10,267	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3

Percentage of assets measured at fair value	93.0%	7.0%	93.6%	6.4%

As of December 31, 2011, our available-for-sale securities portfolio, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures, U.S. treasury securities and municipal bonds and notes, represented $10.5 billion, or 92.6 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $7.9 billion, or 92.6 percent, as of December 31, 2010. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.

To the extent available-for-sale securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of U.S. agency debentures) at December 31, 2011 totaled $1.5 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our liquidity risk management practices at December 31, 2011 totaled $100.5 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using available-for-sale securities as collateral. At December 31, 2011, we had not utilized any of our repurchase lines to secure borrowed funds.

Financial assets valued using Level 3 measurements consist primarily of our investments in venture capital and private equity funds and direct equity investments in privately held companies. Our managed funds and debt fund that hold these investments qualify as investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Assets valued using Level 3 measurements also include equity warrant assets in shares of private company capital stock.

During 2011, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $176.9 million (which is inclusive of noncontrolling interest), primarily due to valuation increases in underlying fund investments in our managed funds, as well as gains from liquidity events and distributions. Additionally, we had strong net gains in 2011 from our equity warrant assets. The gains from our managed funds and equity warrant assets in 2011 reflect increased IPO and M&A activity within the technology industry. During 2010 and 2009, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $67.2 million and net realized and unrealized losses of $32.0 million (which is inclusive of noncontrolling interest), respectively.

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

Non-Marketable Securities

Non-marketable securities include investments in venture capital and private equity funds, venture debt funds, direct equity investments in companies and low income housing tax credit funds. Our accounting for investments in non-marketable securities depends on several factors, including our level of ownership/control and the legal structure of our subsidiary making the investment. Based on these factors, we account for our non-marketable securities using one of three different methods: (i) fair value accounting; (ii) equity method accounting; or (iii) cost method accounting. Our non-marketable securities carried under fair value accounting include amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100 percent of investments made by our managed funds or consolidated debt fund that we are deemed to control, even though we may own less than 100 percent of such entities.

Our non-marketable securities carried under fair value accounting consist of investments in venture capital and private equity funds and direct equity investments in privately held companies. Our managed funds and consolidated debt fund that hold these investments qualify as investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, and accordingly, these funds report their investments at estimated fair value.

Our non-marketable securities carried under fair value accounting are carried at estimated fair value at each balance sheet date based primarily on financial information obtained as the general partner of the fund or obtained from the funds’ respective general partner.

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

The valuation of our venture capital and private equity funds is primarily based upon our pro-rata share of the fair market value of the net assets of a fund as determined by such fund on the valuation date. We utilize the most recent available financial information from the investee general partner. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information available from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

Under our equity method accounting, we recognize our proportionate share of the results of operations of each equity method investee in our results of operations.

Under our cost method accounting, we record investments at cost and recognize as income distributions or returns received from net accumulated earnings of the investee since the date of acquisition.

We review our equity and cost method securities at least quarterly for indications of impairment, which requires significant judgment. Indications of impairment include an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. For fund investments, we account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. Investments identified as having an indication of impairment are reviewed further to determine if the investment is other than temporarily impaired. We reduce the investment value when we consider declines in value to be other than temporary and we recognize the estimated loss as a loss on investment securities, which is a component of noninterest income.

We consider our accounting policy for our non-marketable securities to be critical because the valuation of our non-marketable securities is subject to management judgment and information reasonably available to us. Estimating the fair value of non-marketable securities carried under fair value accounting requires management to make assumptions regarding the future performance, financial condition, and relevant market conditions, along with other pertinent information related to the underlying investment. In addition, the inherent uncertainty in the process of valuing securities for which a ready market is unavailable may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in their carrying value, thereby possibly requiring an impairment charge in the future. There can be no assurances that we will realize the full value of our non-marketable securities, which could result in significant losses.

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

We account for equity warrant assets with net settlement terms in certain private and public client companies as derivatives. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements typically contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise).

The fair value of our equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following significant inputs:

•	An underlying asset value, which is estimated based on current information available, including any information regarding subsequent rounds of funding for the equity issuing the warrant.
•	Stated strike price, which can be adjusted for certain warrants upon the occurrence of subsequent funding rounds or other future events.
•

Price volatility or the amount of uncertainty or risk about the magnitude of the changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the median volatility for an individual public company within an index averaged for the past 16 quarters. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2011 was 52.5 percent, compared to 50.7 percent at December 31, 2010.

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

•

The risk-free interest rate is derived from the Treasury yield curve and is calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2011 was 0.4 percent, compared to 1.0 percent at December 31, 2010.

•	Other adjustments, including a lack of marketability discount, are estimated based on management’s judgment about the general industry environment.

The fair value of our equity warrant assets recorded on our balance sheets represents our best estimate of the fair value of these instruments. Changes in the above inputs may result in significantly different valuations. For example, the following table demonstrates the effect of changes in the risk-free interest rate and volatility assumptions on the valuation of equity warrant assets directly held by SVB Financial Group at December 31, 2011:

	Volatility Factor
(Dollars in millions)	10% Lower (47.3%)	Current (52.5%)	10% Higher (57.8%)
Risk free interest rate:
Less 50 basis points	$63.5	$66.5	$69.5
Current weighted average rate (0.4%)	63.9	66.7	69.9
Plus 50 basis points	64.5	67.5	70.4

The timing and value realized from the disposition of equity warrant assets depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for IPOs, fluctuations in the market prices of the underlying common stock of these companies, levels of M&A activity, and legal and contractual restrictions on our ability to sell the underlying securities. All of these factors are difficult to predict. Many equity warrant assets may be terminated or may expire without compensation and may incur valuation losses from lower-priced funding rounds. We are unable to predict future gains or losses with accuracy, and gains or losses could vary materially from period to period.

We consider our accounting policy for equity warrant assets to be critical as the valuation of these assets is complex and subject to a certain degree of management judgment. Management has the ability to select from several valuation techniques and has alternative approaches in the calculation of significant inputs. The selection of alternative valuation techniques or alternative approaches used to calculate significant inputs in the current methodology may cause our estimated values of these assets to differ significantly from the values recorded. Additionally, the inherent uncertainty in the process of valuing these assets for which a ready market is unavailable may cause our estimated values of these assets to differ significantly from the values that would have been derived had a ready market for the assets existed, and those differences could be material. Further, the fair value of equity warrant assets may never be realized, which could result in significant losses.

Income Taxes

We are subject to income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which we operate. Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax-basis carrying amount. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when management assesses available evidence and exercises their judgment that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

	2011 compared to 2010			2010 compared to 2009
	Year ended December 31, increase (decrease) due to change in			Year ended December 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(6,017)	$1,543	$(4,474)	$1,530	$(360)	$1,170
Available-for-sale securities (taxable)	78,196	(40,169)	38,027	82,585	(36,699)	45,886
Available-for-sale securities (non-taxable)	(224)	(62)	(286)	(344)	(94)	(438)
Loans, net of unearned income	93,713	(23,423)	70,290	(18,982)	2,716	(16,266)

Increase (decrease) in interest income, net	165,668	(62,111)	103,557	64,789	(34,437)	30,352

Interest expense:
NOW deposits	119	(57)	62	37	11	48
Money market deposits	1,668	(1,845)	(177)	2,466	(3,310)	(844)
Money market deposits in foreign offices	124	(102)	22	110	(254)	(144)
Time deposits	(462)	(222)	(684)	43	(702)	(659)
Sweep deposits in foreign offices	(411)	(4,728)	(5,139)	3,277	(8,246)	(4,969)

Total increase (decrease) in deposits expense	1,038	(6,954)	(5,916)	5,933	(12,501)	(6,568)
Short-term borrowings	(52)	(15)	(67)	6	14	20
5.375% Senior Notes	13,814	85	13,899	5,345	—	5,345
3.875% Convertible Notes	(10,457)	520	(9,937)	131	(27)	104
Junior Subordinated Debentures	(13)	277	264	(15)	(389)	(404)
5.70% Senior Notes and 6.05% Subordinated Notes	(2,418)	(326)	(2,744)	(8)	(3,263)	(3,271)
Other long-term debt	(95)	111	16	(1,381)	675	(706)

Total increase (decrease) in borrowings expense	779	652	1,431	4,078	(2,990)	1,088

Increase (decrease) in interest expense, net	1,817	(6,302)	(4,485)	10,011	(15,491)	(5,480)

Increase (decrease) in net interest income	$163,851	$(55,809)	$108,042	$54,778	$(18,946)	$35,832

Net Interest Income (Fully Taxable Equivalent Basis)

2011 compared to 2010

Net interest income increased by $108.0 million to $528.2 million in 2011, compared to $420.2 million in 2010. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. Growth in loans is reflective of a strengthening in our clients’ markets and an increase in borrowing needs from both new and existing clients. Growth in deposits is reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. These increases were partially offset by lower rates earned on our available-for-sale securities and loans, primarily attributable to the low interest rate environment and changes in loan composition.

The main factors affecting interest income and interest expense for 2011 compared to 2010 are discussed below:

•	Interest income for 2011 increased by $103.6 million primarily due to:

•

A $70.3 million increase in interest income from loans, primarily related to a $1.4 billion increase in average loan balances. This increase was partially offset by a decrease in overall yield on the loan portfolio resulting from changes in loan composition, which is reflective of our ongoing strategy of growing our larger, later stage client portfolio that typically has lower credit risk and therefore lower relative yield.

•

A $37.7 million increase in interest income from available-for-sale securities, primarily related to the growth in average balances of $4.0 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by lower investment yields available on new purchases of securities in the current rate environment and the effect of sales of $1.4 billion and $650.8 million in higher-yielding securities in 2011 and 2010, respectively, which resulted in pre-tax gains of $37.3 million and $23.6 million, respectively.

•	Interest expense for 2011 decreased by $4.5 million primarily due to:

•

A $5.9 million decrease in interest expense from interest-bearing deposits, primarily due to decreases in rates paid on deposits throughout 2010 and 2011, reflective of current low market rates. This decrease was partially offset by an increase in interest expense related to an increase of $519.6 million in average interest-bearing deposit balances during 2011.

•

This decrease was partially offset by an increase in interest expense of $1.5 million related to our long-term debt, primarily due to a $13.9 million increase in interest expense from the issuance of $350 million in 5.375% Senior Notes in September 2010, partially offset by a $9.9 million decrease due to the maturity of our 3.875% Convertible Notes in April 2011 and a $2.7 million decrease due to the repurchase of $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes in May 2011.

2010 compared to 2009

Net interest income increased by $35.8 million to $420.2 million in 2010, compared to $384.4 million in 2009. Overall, we saw an increase in our net interest income primarily due to growth in our available-for-sale securities portfolio, which has increased as a result of growth in our deposit balances (growth in deposits is reflective of the continued low interest rate environment and the lack of attractive market investment opportunities for our clients). In addition, we saw an increase in net interest income due to lower costs of deposits and London Interbank Offered Rates (“LIBOR”) associated with certain interest rate swaps. These increases in net interest income were partially offset by lower average loan balances and higher average deposit balances.

The main factors affecting interest income and interest expense for 2010 compared to 2009 are discussed below:

•	Interest income for 2010 increased by $30.4 million primarily due to:

•

A $45.4 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $3.1 billion due to new investments purchased due to deposit growth. This increase was partially offset by sales and paydowns of available-for-sale securities being reinvested at market rates in the low rate environment.

•	This increase was also partially offset by a $16.3 million decrease in interest income on loans driven principally by a $263.8 million decrease in average loan balances.

•	Interest expense for 2010 decreased by $5.5 million primarily due to:

•

A $6.6 million decrease in interest expense from interest-bearing deposits, primarily due to decreases in rates paid on deposits throughout 2009 and 2010. This decrease was partially offset by an increase in interest expense related to an increase of $1.3 billion in average interest-bearing deposit balances.

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

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin remained stable at 3.08 percent in 2011, compared to 3.08 percent in 2010 and 3.73 percent in 2009. The main factors affecting our net interest margin in 2011 were as follows:

•	An increase in net interest margin from an increase of $1.4 billion in average loan balances (higher-yielding assets).
•	An increase in net interest margin from a decrease in rates paid on our deposits.
•

A decrease in net interest margin from significant growth in deposits, the majority of which were invested in available-for-sale securities (lower-yielding assets), as well as paydowns and sales of higher-yielding securities throughout 2011 being reinvested in lower-yielding securities given the current interest rate environment.

•

A decrease in net interest margin from a decrease in the overall yield on our loan portfolio resulting from changes in loan composition, which is reflective of our ongoing strategy of growing our larger, later stage client portfolio that typically has lower credit risk and therefore lower relative yield.

The decrease in net interest margin in 2010 compared to 2009 was primarily due to the significant growth of our deposits, the majority of which were invested in available-for-sale securities or deposited at the Federal Reserve. As such, the overall mix of our interest-earning assets shifted to a higher proportion of lower-yielding assets. These declines in our net interest margin were partially offset by a decrease in rates paid on our deposits and borrowings.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2011, 2010 and 2009.

	Year ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,974,001	$6,486	0.33%	$3,869,781	$10,960	0.28%	$3,333,182	$9,790	0.29%
Available-for-sale securities: (2)
Taxable	9,256,688	165,449	1.79	5,249,884	127,422	2.43	2,179,181	81,536	3.74
Non-taxable (3)	93,693	5,574	5.95	97,443	5,860	6.01	103,150	6,298	6.11
Total loans, net of unearned income (4)	5,815,071	389,830	6.70	4,435,911	319,540	7.20	4,699,696	335,806	7.15

Total interest-earning assets	17,139,453	567,339	3.31	13,653,019	463,782	3.40	10,315,209	433,430	4.20

Cash and due from banks	283,596			232,058			238,911
Allowance for loan losses	(88,104)			(77,999)			(107,512)
Goodwill	—			—			1,000
Other assets (5)	1,335,554			1,051,158			878,733

Total assets	$18,670,499			$14,858,236			$11,326,341

Funding sources:
Interest-bearing liabilities:
NOW deposits	$87,099	$270	0.31%	$51,423	$208	0.40%	$42,022	$160	0.38%
Money market deposits	2,508,279	5,131	0.20	1,818,113	5,308	0.29	1,183,848	6,152	0.52
Money market deposits in foreign offices	130,693	294	0.22	83,253	272	0.33	62,440	416	0.67
Time deposits	258,810	1,102	0.43	361,921	1,786	0.49	355,602	2,445	0.69
Sweep deposits in foreign offices	2,346,076	2,065	0.09	2,496,649	7,204	0.29	1,860,899	12,173	0.65

Total interest-bearing deposits	5,330,957	8,862	0.17	4,811,359	14,778	0.31	3,504,811	21,346	0.61
Short-term borrowings	16,994	25	0.15	49,972	92	0.18	46,133	72	0.16
5.375% Senior Notes	347,689	19,244	5.53	98,081	5,345	5.45	—	—	—
3.875% Convertible Notes	71,108	4,210	5.92	248,056	14,147	5.70	245,756	14,043	5.71
Junior Subordinated Debentures	55,467	3,325	5.99	55,706	3,061	5.49	55,948	3,465	6.19
5.70% Senior Note and 6.05% Subordinated Notes	317,855	3,151	0.99	559,915	5,895	1.05	560,398	9,166	1.64
Other long-term debt	4,704	294	6.25	6,620	278	4.20	61,752	984	1.59

Total interest-bearing liabilities	6,144,774	39,111	0.64	5,829,709	43,596	0.75	4,474,798	49,076	1.10
Portion of noninterest-bearing funding sources	10,994,679			7,823,310			5,840,411

Total funding sources	17,139,453	39,111	0.23	13,653,019	43,596	0.32	10,315,209	49,076	0.47

Noninterest-bearing funding sources:
Demand deposits	10,237,844			7,216,968			5,289,288
Other liabilities	268,721			189,475			179,795
SVBFG stockholders’ equity	1,448,398			1,230,569			1,063,175
Noncontrolling interests	570,762			391,515			319,285
Portion used to fund interest-earning assets	(10,994,679)			(7,823,310)			(5,840,411)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity stockholders’ equity	$18,670,499			$14,858,236			$11,326,341

Net interest income and margin		$528,228	3.08%		$420,186	3.08%		$384,354	3.73%

Total deposits	$15,568,801			$12,028,327			$8,794,099

Reconciliation to reported net interest income:
Adjustment for tax-equivalent basis		(1,951)			(2,051)			(2,204)

Net interest income, as reported		$526,277			$418,135			$382,150

(1)	Includes average interest-earning deposits in other financial institutions of $324.2 million, $217.4 million and $176.5 million in 2011, 2010 and 2009, respectively. For 2011, 2010 and 2009, balances also include $1.4 billion, $3.5 billion and $3.1 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities are based on amortized cost, therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory income tax rate of 35.0 percent for all years presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)	Average investment securities of $957.7 million, $686.8 million and $505.5 million in 2011, 2010 and 2009, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. For a more detailed discussion of credit quality and the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “—Consolidated Financial Condition—Credit Quality and the Allowance for Loan Losses” below. The following table summarizes our allowance for loan losses for 2011, 2010 and 2009, respectively:

	Year ended December 31,
(Dollars in thousands, except ratios)	2011	2010	2009
Allowance for loan losses, beginning balance	$82,627	$72,450	$107,396
Provision for loan losses	6,101	44,628	90,180
Gross loan charge-offs	(23,904)	(51,239)	(143,570)
Loan recoveries	25,123	16,788	18,444

Allowance for loan losses, ending balance	$89,947	$82,627	$72,450

Provision as a percentage of period-end total gross loans	0.09%	0.80%	1.97%
Gross loan charge-offs as a percentage of average total gross loans	0.41	1.15	3.03
Net loan (recoveries) charge-offs as a percentage of average total gross loans	(0.02)	0.77	2.64
Allowance for loan losses as a percentage of period-end total gross loans	1.28	1.48	1.58
Period-end total gross loans	$7,030,321	$5,567,205	$4,582,966
Average total gross loans	5,863,319	4,471,706	4,739,210

We had a provision of loan losses of $6.1 million in 2011, compared to a provision of $44.6 million in 2010. The provision of $6.1 million was primarily due to an increase in the allowance for the increase in period-end loans, partially offset by a decrease in the allowance for our performing loans. Our allowance for loan losses for total gross performing loans as a percentage of total gross performing loans decreased to 1.23 percent at December 31, 2011, compared to 1.37 percent at December 31, 2010, primarily due to the strong overall credit quality of our clients.

Gross loan charge-offs of $23.9 million in 2011 came primarily from our technology and life science client portfolios. Loan recoveries of $25.1 million in 2011 were primarily from our technology and life sciences client portfolios.

Our provision for loan losses decreased by $45.6 million to $44.6 million in 2010, compared to $90.2 million in 2009. Gross loan charge-offs of $51.2 million in 2010 came primarily from our hardware, software and life science client portfolios. Loan recoveries of $16.8 million in 2010 were primarily from our hardware, software and life sciences client portfolios.

Noninterest Income

A summary of noninterest income for the year ended December 31, 2011, 2010 and 2009 is as follow:

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Gains (losses) on investment securities, net	$195,034	$93,360	108.9%	$(31,209)	NM	%
Foreign exchange fees	43,891	36,150	21.4	30,735	17.6
Gains (losses) on derivative instruments, net	38,681	9,522	NM	(753)	NM
Deposit service charges	31,208	31,669	(1.5)	27,663	14.5
Credit card fees	18,741	12,685	47.7	9,314	36.2
Client investment fees	12,421	18,020	(31.1)	21,699	(17.0)
Letters of credit and standby letters of credit fees	12,201	10,482	16.4	10,333	1.4
Other	30,155	35,642	(15.4)	29,961	19.0

Total noninterest income	$382,332	$247,530	54.5	$97,743	153.2

NM—Not meaningful

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Debt Fund Investments, the entire income or loss from funds where we own significantly less than 100% of the investment. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our consolidated statements of income. The non-GAAP tables presented below, for noninterest income and net gains (losses) on investment securities, all exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Additionally, for 2011 and 2010, we have also excluded the gains from sales of certain available-for-sale securities from our non-GAAP noninterest income as these events do not occur in every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Year ended December 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
GAAP noninterest income	$382,332	$247,530	54.5%	$97,743	153.2%
Less: income (losses) attributable to noncontrolling interests, including carried interest	122,336	54,186	125.8	(24,901)	NM

Non-GAAP noninterest income, net of noncontrolling interests	259,996	193,344	34.5	122,644	57.6
Less: gains on sales of certain available-for-sale securities	37,314	24,699	51.1	—	—

Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$222,682	$168,645	32.0	$122,644	37.5

NM—Not meaningful

Gains (Losses) on Investment Securities, Net

Net gains (losses) on investment securities include both gains (losses) from our non-marketable and marketable securities, as well as gains from sales of our available-for-sale securities portfolio.

Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability strategies. Though infrequent, the sale of securities from our available-for-sale portfolio results in net gains or losses on investment securities. We sold $1.4 billion and $650.8 million in certain available-for-sale securities resulting in pre-tax gains of $37.3 million and $24.7 million during 2011 and 2010, respectively. These securities were sold as part of our portfolio management strategy of managing duration risk.

Our non-marketable securities portfolio primarily represents investments in venture capital funds, venture debt funds and private portfolio companies. We experience variability in the performance of our non-marketable securities from period to period, which results in net gains or losses on investment securities. This variability is due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains or losses from investment securities and as such our results for a particular period are not necessarily indicative of our expected performance in a future period. Throughout 2009, as a result of the economic downturn, the valuations of our investments were affected by a more challenging venture capital/private equity environment and a significant slowdown of M&A and IPOs among our portfolio companies. In 2010 and 2011, we saw improvement in venture capital/private equity investment levels and increased M&A and IPO activity among these portfolio companies.

The following tables provide a summary of net gains (losses) on investment securities, net of noncontrolling interests, for 2011, 2010 and 2009:

	Year ended December 31, 2011
(Dollars in thousands)	Managed Funds Of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$119,095	$20,629	$7,774	$37,127	$10,409	$195,034
Less: income attributable to noncontrolling interests, including carried interest	106,870	18,147	25	—	—	125,042

Non-GAAP net gains on investment securities, net of noncontrolling interests	12,225	2,482	7,749	37,127	10,409	69,992
Less: gains on sales of certain available-for-sale securities	—	—	—	37,314	—	37,314

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$12,225	$2,482	$7,749	$(187)	$10,409	$32,678

	Year ended December 31, 2010
(Dollars in thousands)	Managed Funds Of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Total gains on investment securities, net	$41,198	$19,127	$4,745	$24,823	$3,467	$93,360
Less: income attributable to noncontrolling interests, including carried interest	36,069	16,496	21	—	—	52,586

Non-GAAP net gains on investment securities, net of noncontrolling interests	5,129	2,631	4,724	24,823	3,467	40,774
Less: gains on sales of certain available-for-sale securities	—	—	—	24,699	—	24,699

Non-GAAP net gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$5,129	$2,631	$4,724	$124	$3,467	$16,075

	Year ended December 31, 2009
(Dollars in thousands)	Managed Funds Of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Total (losses) gains on investment securities, net	$(28,894)	$(2,467)	$4,490	$(168)	$(4,170)	$(31,209)
Less: (losses) income attributable to noncontrolling interests, including carried interest	(24,569)	(2,938)	869	—	—	(26,638)

Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(4,325)	$471	$3,621	$(168)	$(4,170)	$(4,571)

In 2011 we had net gains on investment securities of $195.0 million, compared to net gains of $93.4 million and net losses of $31.2 million in 2010 and 2009, respectively. Non-GAAP gains on investment securities, net of noncontrolling interests, were $32.7 million in 2011, compared to net gains of $16.1 million and net losses of $4.6 million in 2010 and 2009, respectively (amounts also exclude gains of $37.3 million and $24.7 million from the sales of certain available-for-sale securities in 2011 and 2010, respectively).

The gains, net of noncontrolling interests and excluding gains from the sale of certain available-for-sale securities, of $32.7 million in 2011 were primarily attributable to the following:

•	Net gains of $14.7 million from our managed funds, primarily due to increased valuations and liquidity events from companies (primarily internet and social networking).
•

Net gains of $10.4 million from our strategic and other investments, which included gains of $6.5 million from the sale of private company shares that were originally acquired through the exercise of equity warrant assets.

•	Net gains of $7.7 million from our debt funds due primarily to unrealized gains related to our share of debt fund operating income and gains from distributions.

The gains, net of noncontrolling interests and excluding gains from the sale of certain available-for-sale securities, of $16.1 million in 2010 were due to the following:

•	Net gains of $7.8 million from our managed funds primarily related to increased valuations.
•	Net gains of $4.7 million from our debt funds primarily related to gains from distributions and our share of debt fund operating income.

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients. Foreign exchange fees were $43.9 million in 2011, compared to $36.2 million and $30.7 million in 2010 and 2009, respectively. The increases in foreign exchange fees in 2011 and 2010 were primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in higher commissioned notional volumes. Commissioned notional volumes were $9.3 billion in 2011, compared to $6.7 billion and $5.0 billion in 2010 and 2009, respectively.

Gains (Losses) on Derivative Instruments, Net

A summary of gains (losses) on derivative instruments, net, for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$2,259	$1,914	18.0%	$1,730	10.6%
Gains (losses) on internal foreign exchange forward contracts, net (2)	1,973	710	177.9	(2,258)	(131.4)

Total gains (losses) on foreign exchange forward contracts, net	4,232	2,624	61.3	(528)	NM
Change in fair value of interest rate swaps	(470)	—	—	(170)	(100.0)
Net (losses) gains on other derivatives (3)	(2,520)	342	NM	—	—
Equity warrant assets (4):
Gains on exercise, net	17,864	5,524	NM	933	NM
Change in fair value:
Cancellations and expirations	(1,806)	(3,488)	(48.2)	(4,515)	(22.7)
Other changes in fair value	21,381	4,520	NM	3,527	28.2

Total net gains (losses) on equity warrant assets (5)	37,439	6,556	NM	(55)	NM

Total gains (losses) on derivative instruments, net	$38,681	$9,522	NM	$(753)	NM

NM—Not meaningful

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	Primarily represents the change in fair value of loan conversion options. For more information, refer to Note 12—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
(4)	At December 31, 2011, we held warrants in 1,174 companies, compared to 1,157 companies at December 31, 2010 and 1,225 companies at December 31, 2009.
(5)	Net gains on equity warrant assets are included in the line item “Gains on derivative instruments, net” as part of noninterest income.

Net gains on derivative instruments were $38.7 million in 2011, compared to net gains of $9.5 million in 2010 and net losses of $0.8 million in 2009. The increase of $29.2 million in 2011 was primarily due to the following:

•

Net gains on equity warrant assets of $37.4 million in 2011, compared to net gains of $6.6 million in 2010. The net gains of $37.4 million in 2011 reflect the strength of IPO and M&A activity within the technology industry. These gains were driven by gains of $21.4 million from valuation increases in our equity warrant assets and gains of $17.9 million from the exercise of equity warrant assets, partially offset by losses of $1.8 million from warrant cancellations and expirations.

•

Net gains of $2.0 million on foreign exchange forward contracts hedging our foreign currency denominated loans in 2011, compared to net gains of $0.7 million in 2010. The net gains of $2.0 million in 2011 were primarily due to the strengthening of the U.S. dollar against the Pound Sterling and Euro, and were partially offset by net losses of $1.8 million from the revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income (as discussed below).

The increase of $10.3 million in 2010 was primarily due to the following:

•

Net gains on equity warrant assets of $6.6 million in 2010, compared to net losses of $0.1 million in 2009. The net gains of $6.6 million in 2010 were primarily driven by gains of $5.5 million from the exercise of equity warrant assets and gains of $4.5 million from valuation increases in our equity warrant assets, partially offset by losses of $3.5 million from warrant cancellations and expirations.

•

Net gains from foreign exchange forward contracts hedging our foreign currency denominated loans of $0.7 million, compared to net losses of $2.3 million in 2009. The net gains of $0.7 million in 2010 were primarily due to the strengthening of the U.S. dollar against the Pound Sterling and Euro, and were partially offset by net losses of $0.4 million from revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

Credit Card Fees

Credit card fees were $18.7 million in 2011, compared to $12.7 million in 2010 and $9.3 million in 2009. The increases were primarily due to the addition of new credit card clients, as well as an increase in client activity.

Client Investment Fees

We offer a variety of investment products on which we earn fees. These products include money market mutual funds, overnight repurchase agreements, sweep money market funds and fixed income securities available through client-directed accounts offered through SVB Securities, our broker dealer subsidiary, and fixed income management services offered through SVB Asset Management, our investment advisory subsidiary.

Client investment fees were $12.4 million in 2011, compared to $18.0 million in 2010 and $21.7 million in 2009. The decreases were primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets. In 2011, this decrease was partially offset by an increase in average client investment funds. The following table summarizes average client investment funds for 2011, 2010 and 2009:

	Year ended December 31,
(Dollars in millions)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Client directed investment assets (1)	$8,683	$9,279	(6.4)%	$10,879	(14.7)%
Client investment assets under management	8,803	6,432	36.9	5,659	13.7
Sweep money market funds	250	—	—	56	(100.0)

Total average client investment funds (2)	$17,736	$15,711	12.9	$16,594	(5.3)

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at December 31, 2011, 2010 and 2009:

	December 31,
(Dollars in millions)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Client directed investment assets	$7,709	$9,479	(18.7)%	$9,693	(2.2)%
Client investment assets under management	9,919	7,415	33.8	5,905	25.6
Sweep money market funds	1,116	—	—	—	—

Total period end client investment funds	$18,744	$16,894	11.0	$15,598	8.3

The increases in average and period-end balances in 2011 of $2.0 billion and $1.9 billion, respectively, were primarily due to an increase in client investment assets under management, mainly attributable to a steadily improving funding environment for both private and public clients, as well as our increased efforts to guide clients towards products that are more appropriate for them, resulting in a modest shift of deposits off the balance sheet. In addition, we re-introduced a sweep product in May 2011, and have accumulated $1.1 billion in balances at December 31, 2011.

The increase in period-end balances at December 31, 2010 from December 31, 2009 was primarily due to an increase in client investment assets under management, mainly attributable to a combination of a stronger M&A and IPO environment and an increase in existing client funding.

Other Noninterest Income

A summary of other noninterest income for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Fund management fees	$10,730	$10,753	(0.2)%	$10,328	4.1%
Service-based fee income (1)	9,717	8,840	9.9	7,554	17.0
Unused commitment fees	7,095	6,833	3.8	3,534	93.4
Loan syndication fees	1,020	1,775	(42.5)	—	—
(Losses) gains on revaluation of foreign currency loans, net	(1,821)	(427)	NM	1,945	(122.0)
Currency revaluation (losses) gains	(4,275)	959	NM	764	25.5
Other	7,689	6,909	11.3	5,836	18.4

Total other noninterest income	$30,155	$35,642	(15.4)	$29,961	19.0

NM—Not meaningful

(1)	Represents income from SVB Analytics

Other noninterest income was $30.2 million in 2011, compared to $35.6 million in 2010 and $30.0 million in 2009. The decrease of $5.4 million in 2011 was primarily due to currency revaluation losses of $4.3 million in 2011, compared to a gain of $1.0 million in 2010. These losses were primarily due to the strengthening of the U.S. dollar against the Indian Rupee. Additionally, we had losses on revaluation of foreign currency loans of $1.8 million in 2011, compared to $0.4 million in 2010. These losses were primarily due to the strengthening of the U.S. dollar against the Euro, and were partially offset by gains from our internal forward exchange forward contracts that are included in the line item “Gains (losses) on derivative instruments, net” as part of noninterest income (as discussed above).

The increase of $5.6 million in 2010 was primarily due to an increase in unused commitment fees of $3.3 million and an increase in loan syndication fees of $1.8 million. The increase in unused commitment fees was primarily due to an increase in our unfunded credit commitments balance, which increased from $5.3 billion at December 31, 2009 to $6.3 billion at December 31, 2010.

Noninterest Expense

(Dollars in thousands)	Year ended December 31,
	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Compensation and benefits	$313,043	$248,606	25.9%	$189,631	31.1%
Professional services	60,807	56,123	8.3	46,540	20.6
Premises and equipment	28,335	23,023	23.1	23,270	(1.1)
Business development and travel	24,250	20,237	19.8	14,014	44.4
Net occupancy	19,624	19,378	1.3	17,888	8.3
FDIC assessments	10,298	16,498	(37.6)	17,035	(3.2)
Correspondent bank fees	9,052	8,379	8.0	8,040	4.2
Provision for (reduction of) unfunded credit commitments	4,397	4,083	7.7	(1,367)	NM
Impairment of goodwill	—	—	—	4,092	(100.0)
Other	30,822	26,491	16.3	24,723	7.2

Total noninterest expense	$500,628	$422,818	18.4	$343,866	23.0

NM—Not meaningful

Included in noninterest expense is expense attributable to noncontrolling interests. See below for a summary of non-GAAP noninterest expense and non-GAAP operation efficiency ratio, both of which exclude noncontrolling interests.

Compensation and Benefits

Compensation and benefits expense was $313.0 million in 2011, compared to $248.6 million in 2010 and $189.6 million in 2009. The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Compensation and benefits
Salaries and wages	$134,719	$116,639	15.5%	$108,417	7.6%
Incentive compensation	88,613	57,484	54.2	25,163	128.4
ESOP	8,652	8,019	7.9	—	—
Other employee benefits (1)	81,059	66,464	22.0	56,051	18.6

Total compensation and benefits	$313,043	$248,606	25.9	$189,631	31.1

Period-end full-time equivalent employees	1,526	1,357	12.5	1,258	7.9
Average full-time equivalent employees	1,451	1,305	11.2	1,259	3.7

(1)	Other employee benefits expense includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee related expenses.

The increase in compensation and benefits expense of $64.4 million in 2011 was primarily due to the following:

•	An increase of $31.1 million in incentive compensation expenses due to our strong financial performance in 2011 as we exceeded our internal performance targets for 2011.
•

An increase of $18.1 million in salaries and wages expense, primarily due to an increase in the number of average full-time equivalent (“FTE”) employees, as well as from merit increases. Average FTEs increased by 146 to 1,451 average FTEs in 2011, compared to 1,305 in 2010 to support our sales and advisory positions and continued investment in growth initiatives and related infrastructure support.

•	An increase of $14.6 million from other employee related benefits primarily due to an increase in average FTEs.

The increase in compensation and benefits expense of $59.0 million in 2010 was largely due to an increase of $40.3 million in incentive compensation related expenses (including Employee Stock Ownership Plan (“ESOP”) expenses) and an increase of $8.2 million in salaries and wages expense. The increase in incentive compensation expenses was due to us exceeding our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. In addition to lower incentive compensation levels, no ESOP expenses were recorded in 2009. The increase in salaries and wages expense was primarily due to an increase in average FTE, which increased to 1,305 FTEs in 2010 from 1,259 FTEs in 2009.

Our variable compensation plans primarily consist of the Incentive Compensation Plans, Direct Drive Incentive Compensation Plan (“Direct Drive”), Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $110.3 million in 2011, compared to $72.6 million in 2010 and $32.7 million in 2009. These amounts are included in total compensation and benefits expense discussed above.

Professional Services

Professional services expense was $60.8 million in 2011, compared to $56.1 million in 2010 and $46.5 million in 2009. The increase of $4.7 million in 2011 was primarily to maintain and enhance our corporate Information Technology (“IT”) infrastructure and to support continued growth in our business through ongoing initiatives. The increase of $9.6 million in 2010 was primarily due to increased spending for certain infrastructure projects, including establishing a branch in the U.K., Private Banking project, and certain initiatives to maintain and enhance our IT infrastructure.

Premises and Equipment

Premises and equipment expense was $28.3 million in 2011, compared to $23.0 million in 2010 and $23.3 million in 2009. The increase of $5.3 million in 2011 was primarily due to increased depreciation expense on new software put into service as part of our infrastructure/IT enhancement process.

Business Development and Travel

Business development and travel expense was $24.3 million in 2011, compared to $20.2 million in 2010 and $14.0 million in 2009. The increases in both 2011 and 2010 were primarily reflective of our increased focus on global initiatives and increased business development activity due to improving economic and business conditions as supported by our growth in loans and deposits in each of the years.

FDIC Assessments

FDIC assessments were $10.3 million in 2011, compared to $16.5 million in 2010 and $17.0 million in 2009. The decrease of $6.2 million in 2011 was primarily due to higher FDIC assessment rates in 2010 associated with the FDIC’s Temporary Liquidity Guarantee Program as well as changes in our assessment calculation by the FDIC beginning in April 2011 pursuant to the Dodd-Frank Act.

Provision for (Reduction of) Unfunded Credit Commitments

We recorded a provision for unfunded credit commitments of $4.4 million in 2011, compared to a provision of $4.1 million in 2010 and a reduction of provision of $1.4 million in 2009. The provision for unfunded credit commitments of $4.4 million in 2011 was primarily due to an increase in unfunded credit commitments and letters of credit balances of $1.1 billion, as well as from changes in the composition of the unfunded loan commitments.

The provision for unfunded credit commitments of $4.1 million in 2010 was primarily due to an increase in our total unfunded credit commitments and letters of credit balances of $974.6 million and changes in the composition of the unfunded loan commitments.

Other Noninterest Expense

A summary of other noninterest expense for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Telephone	$5,835	$4,952	17.8%	$4,202	17.8%
Data processing services	4,811	4,060	18.5	3,025	34.2
Client services	4,594	2,716	69.1	1,923	41.2
Tax credit fund amortization	4,474	3,965	12.8	4,614	(14.1)
Postage and supplies	2,162	2,198	(1.6)	2,985	(26.4)
Dues and publications	1,570	1,519	3.4	1,872	(18.9)
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	(3,123)	—	—	—	—
Other	10,499	7,081	48.3	6,102	16.0

Total other noninterest expense	$30,822	$26,491	16.3	$24,723	7.2

NM—Not meaningful

(1)	Represents gains from the repurchase of $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in 2011.

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

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
GAAP noninterest expense	$500,628	$422,818	18.4%	$343,866	23.0%
Less: amounts attributable to noncontrolling interests	11,567	12,348	(6.3)	12,451	(0.8)
Less: net gain from note repurchases and termination of corresponding interest rate swaps	(3,123)	—	—	—	—
Less: impairment of goodwill	—	—	—	4,092	(100.0)

Non-GAAP noninterest expense, net of noncontrolling interests and excluding net gains from debt repurchases and impairment of goodwill	$492,184	$410,470	19.9	$327,323	25.4

GAAP taxable equivalent net interest income	$528,228	$420,186	25.7	$384,354	9.3
Less: income (losses) attributable to noncontrolling interests	122	28	NM	(18)	NM

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$528,106	$420,158	25.7	$384,372	9.3

GAAP noninterest income	$382,332	$247,530	54.5	$97,743	(99.9)
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities (1)	222,682	168,645	32.0	122,644	37.5

GAAP taxable equivalent revenue	$910,560	$667,716	36.4	$482,097	38.5

GAAP operating efficiency ratio (2)	54.98%	63.32%	(13.2)	71.33%	(11.2)

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$750,788	$588,803	27.5	$507,016	16.1

Non-GAAP operating efficiency ratio (2)	65.56%	69.71%	(6.0)	64.56%	8.0

NM—Not meaningful

(1)	See “Noninterest Income” above for a description and reconciliation of non-GAAP noninterest income.
(2)	The GAAP and non-GAAP operating efficiency ratios are calculated by dividing GAAP and non-GAAP noninterest expense, respectively, by GAAP and non-GAAP taxable-equivalent revenue, respectively.

Net (Income) Loss Attributable to Noncontrolling Interests

Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income.

In the table below, noninterest (income) loss consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds general partners. A summary of net (income) loss attributable to noncontrolling interests for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010		2009	% Change 2010/2009
Net interest (income) loss (1)	$(122)	$(28)	NM	%	$18	NM %
Noninterest (income) loss (1)	(125,328)	(55,419)	126.1		26,278	NM
Noninterest expense (1)	11,567	12,348	(6.3)		12,451	(0.8)
Carried interest (2)	2,992	1,233	142.7		(1,377)	(189.5)

Net (income) loss attributable to noncontrolling interests	$(110,891)	$(41,866)	164.9		$37,370	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.

Income Taxes

Our effective tax rate in 2011 was 40.9 percent, compared to 39.3 percent in 2010 and 42.3 percent in 2009. The increase in tax rate in 2011 was primarily attributable to the effect of higher taxes on foreign operations on our overall pre-tax income. The decrease in the tax rate in 2010 was primarily attributable to the effect of non-deductible expenses (such as share-based compensation, officer’s compensation and meals and entertainment) as a percentage of higher pre-tax income in 2010, and the effect of the $4.1 million non-deductible goodwill impairment charge in 2009.

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net (income) loss attributable to noncontrolling interests.

Operating Segment Results

We have three operating segments in which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.

We report segment information based on the management approach, which designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 20—“Segment Reporting” of the “Notes to Consolidated Financial Statements” under Part 2, Item 8 of this report for additional details.

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

Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. Effective January 1, 2011, we have three segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. Previously, we reported based on four segments: Global Commercial Bank, Relationship Management, SVB Capital and Other Business Services. We have reclassified all prior period amounts to conform to the current period’s presentation. Refer to Note 20—“Segment Reporting” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for further details.

The following is our segment information for 2011, 2010 and 2009, respectively.

Global Commercial Bank

All components of income before income tax expense discussed below are net of noncontrolling interests.

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Net interest income	$445,466	$367,927	21.1%	$380,668	(3.3)%
Provision for loan losses	(13,494)	(42,357)	(68.1)	(79,867)	(47.0)
Noninterest income	150,116	136,531	10.0	119,834	13.9
Noninterest expense	(358,712)	(307,508)	16.7	(241,567)	27.3

Income before income tax expense	$223,376	$154,593	44.5	$179,068	(13.7)

Total average loans, net of unearned income	$5,099,516	$3,948,872	29.1	$4,188,908	(5.7)
Total average assets	5,603,935	4,281,745	30.9	4,370,702	(2.0)
Total average deposits	15,364,804	11,911,639	29.0	8,679,761	37.2

2011 compared to 2010

Net interest income from our Global commercial Bank (“GCB”) increased by $77.5 million in 2011, primarily due to a $57.4 million increase in loan interest income resulting mainly from an increase in average loan balances and a $31.0 million increase in the FTP earned for deposits due to significant deposit growth. These increases were partially offset by a $28.6 million decrease in the FTP earned for deposits due to decreases in market interest rates.

We had a provision for loan losses for GCB of $13.5 million in 2011, compared to a provision of $42.4 million in 2010. The provision of $13.5 million in 2011 was primarily due to an increase in the allowance for the increase in period-end loan balances, partially offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients.

Noninterest income increased by $13.6 million in 2011, primarily due to an increase in foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $9.3 billion in 2011, compared to $6.7 billion in 2010. The increase in credit card fees was primarily due to the addition of new credit card clients, as well as an increase in client activity.

Noninterest expense increased by $51.2 million in 2011, primarily due to an increase in incentive compensation and an increase in salaries and wages expenses. The increase in incentive compensation expenses was due to our strong financial performance in 2011 as we exceeded our internal performance targets for the year. The increase in salaries and wages was primarily due to an increase in the average number of FTE employees at GCB, which increased to 1,142 in 2011, compared to 1,046 in 2010, as well as from merit increases.

2010 compared to 2009

Net interest income from our GCB decreased by $12.7 million in 2010, primarily due to a $45.1 million decrease in the FTP earned for deposits due to decreases in market interest rates and a $15.1 million decrease in loan interest income resulting mainly from a decrease in average loan balances. These decreases were partially offset by a $36.7 million increase in the FTP earned for deposits due to significant deposit growth, as well as a $6.7 million decrease in interest expense from deposits resulting primarily from decreases in our deposit rates.

We had a provision for loan losses for GCB of $42.4 million in 2010, compared to a provision of $79.9 million in 2009. The decrease in provision was primarily due to a decrease in net charge-offs as a result of an improvement in the overall credit quality of our clients for 2010.

Noninterest income increased by $16.7 million in 2010, primarily due to an increase in foreign exchange fees, credit card fees and deposit service charges. The increase in foreign exchange fees was primarily due to improving business conditions for our clients, which has resulted in higher commissioned notional volumes. Commissioned notional volumes increased to $6.7 billion in 2010, compared to $5.0 billion in 2009. The increase in credit card fees was primarily due to the addition of new credit card clients, as well as an increase in client activity. The increase in deposit service charges was primarily due to an increase in the volume of transactions as a result of deposit growth.

Noninterest expense increased by $65.9 million in 2010, primarily due to an increase in incentive compensation, salaries and wages and ESOP expenses. The increase in incentive compensation and ESOP expenses was due to us exceeding our internal performance targets for 2010 as compared to our 2009, incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009. The increase in salaries and wages was primarily due to an increase in the average number of FTE employees at GCB, which increased to 1,046 in 2010, compared to 999 in 2009, as well as from merit increases.

SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Net interest income	$20,466	$13,015	57.2%	$14,176	(8.2)%
Reduction of (provision for) loan losses	7,393	(2,271)	NM	(10,313)	(78.0)
Noninterest income	516	496	4.0	371	33.7
Noninterest expense	(10,174)	(4,405)	131.0	(2,989)	47.4

Income before income tax expense	$18,201	$6,835	166.3	$1,245	NM

Total average loans, net of unearned income	$658,175	$461,620	42.6	$487,825	(5.4)
Total average assets	658,797	461,697	42.7	487,990	(5.4)
Total average deposits	186,604	129,536	44.1	107,602	20.4

NM—Not meaningful

2011 compared to 2010

Net interest income increased by $7.5 million in 2011, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.

SVB Private Bank had a reduction of provision for loan losses of $7.4 million in 2011, compared to a provision of $2.3 million in 2010. The reduction of provision of $7.4 million in 2011 was primarily due to net recoveries, partially offset by an increase in allowance for the increase in period-end loan balances.

Noninterest expense increased by $5.8 million in 2011, primarily due to an increase in salaries and wages and incentive compensation expenses. The increase in salaries and wages expense was primarily due to an increase in the average number of FTE employees at SVB Private Bank, which increased by 19 to 34 FTEs in 2011, compared to 15 FTEs in 2010. The increase in average FTEs was attributable to increases in positions for product development, operational, sales and advisory to support the growth of SVB Private Bank. The increase in incentive compensation expense was due to our strong financial performance in 2011 as we exceeded our internal performance targets for the year, as well as from growth in FTEs.

2010 compared to 2009

Net interest income decreased by $1.2 million in 2010, primarily due to a decrease in loan interest income resulting from a decrease in average loan balances.

SVB Private Bank had a provision for loan losses of $2.3 million in 2010, compared to a provision of $10.3 million in 2009. The decrease in provision was primarily due to a decrease in net charge-offs as a result of an improvement in the overall credit quality of our private banking clients.

Noninterest expense increased by $1.4 million in 2010, primarily due to an increase in incentive compensation and ESOP expenses. The increases in incentive compensation and ESOP expenses were primarily due to us exceeding our internal performance targets for 2010 as compared to our 2009 incentive compensation levels, which were at half of target levels as we did not achieve all of our internal performance targets for 2009.

SVB Capital

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change 2011/2010	2009	% Change 2010/2009
Net interest income (loss)	$10	$—	—%	$(16)	(100.0)%
Noninterest income	27,358	19,491	40.4	2,365	NM
Noninterest expense	(13,079)	(15,652)	(16.4)	(15,140)	3.4

Income (loss) before income tax expense	$14,289	$3,839	NM	$(12,791)	(130.0)

Total average assets	$226,423	$157,461	43.8	$136,176	15.6

NM—Not meaningful

SVB Capital’s components of noninterest income primarily include net gains and losses on marketable and non-marketable securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.

We experience variability in the performance of SVB Capital from period to period due to a number of factors, including changes in the values of our funds’ underlying investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains and losses from investment securities and cause our results to differ from period to period. Results for a particular period may not be indicative of future performance.

2011 compared to 2010

Noninterest income increased by $7.9 million to $27.4 million in 2011, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $17.1 million in 2011, compared to net gains of $8.6 million in 2010. The net gains on investment securities of $17.1 million in 2011 were primarily related to net gains of $14.7 million from our managed funds attributable to the continued trend of increased valuations and liquidity events from companies (primarily internet and social networking).

•	Fund management fees of $10.7 million in 2011, compared to $10.8 million in 2010.

2010 compared to 2009

Noninterest income increased by $17.1 million to $19.5 million in 2010, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily included, the following:

•

Net gains on investment securities of $8.6 million in 2010, compared to net losses of $8.0 million in 2009. The net gains on investment securities of $8.6 million in 2010 were primarily related to net gains of $7.8 million from our managed funds primarily related to increased valuations.

•	Fund management fees of $10.8 million in 2010, compared to $10.3 million in 2009.

Consolidated Financial Condition

Our total assets were $20.0 billion at December 31, 2011, an increase of $2.5 billion, or 13.9 percent, compared to $17.5 billion at December 31, 2010, which increased by $4.7 billion, or 36.5 percent compared to $12.8 billion at December 31, 2009. The increase in total assets in 2011 was primarily from growth in our available-for-sale securities and loan portfolios. This growth was driven by continued growth in our deposit balances, primarily attributable to growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients.

Cash and Cash Equivalents

Cash and cash equivalents totaled $1.1 billion at December 31, 2011, a decrease of $2.0 billion, or 63.8 percent, compared to $3.1 billion at December 31, 2010. The decrease was primarily due to the investment of cash previously held at the Federal Reserve into available-for-sale securities and to fund loan growth. Additionally, we used cash to settle the maturity of our 3.875% Convertible Notes in April 2011 and to repurchase $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011. These decreases were partially offset by continued growth in deposits.

As of December 31, 2011 and December 31, 2010, $100.1 million and $2.2 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $371.5 million and $246.3 million, respectively.

Investment Securities

Investment securities totaled $11.5 billion at December 31, 2011, an increase of $2.9 billion, or 33.6 percent, compared to $8.6 billion at December 31, 2010, which increased by $4.1 billion, or 92.3 percent, compared to $4.5 billion at December 31, 2009.

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business. The following table presents a profile of our investment securities portfolio at December 31, 2011, 2010 and 2009:

	December 31,
(Dollars in thousands)	2011	2010	2009
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,964	$26,410	$26,047
U.S. agency debentures	2,874,932	2,835,093	891,753
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,564,286	1,248,510	1,410,630
Agency-issued collateralized mortgage obligations—fixed rate	3,373,760	830,466	1,372,375
Agency-issued collateralized mortgage obligations—variable rate	2,413,378	2,879,525	—
Non agency mortgage-backed securities	—	—	83,696
Agency issued commercial mortgage-backed securities	178,693	—	48,801
Municipal bonds and notes	100,498	97,580	102,877
Equity securities	4,535	383	2,009

Total available-for-sale securities	10,536,046	7,917,967	3,938,188

Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	611,824	391,247	271,316
Other venture capital investments	124,121	111,843	96,577
Other investments	987	981	1,143
Non-marketable securities (equity method accounting):
Other investments	68,252	67,031	59,660
Low income housing tax credit funds	34,894	27,832	26,797
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	145,007	110,466	86,019
Other investments	19,355	12,120	12,019

Total non-marketable securities	1,004,440	721,520	553,531

Total investment securities	$11,540,486	$8,639,487	$4,491,719

Available-for-Sale Securities

Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities totaled $10.5 billion at December 31, 2011, an increase of $2.6 billion, or 33.1 percent, from $7.9 billion at December 31, 2010, which increased by $4.0 billion, or 101.1 percent, from $3.9 billion at December 31, 2009. The increase in 2011 was primarily due to purchases of new investments of $7.1 billion, partially offset by calls and paydowns of $3.2 billion and sales of $1.4 billion in securities. The purchases of new investments of $7.1 billion in 2011 were primarily comprised of $5.1 billion in fixed-rate agency-issued mortgage securities and $1.8 billion in U.S. agency debentures. The sales of securities of $1.4 billion in 2011 were comprised entirely of agency-issued mortgage securities.

The increase in 2010 was primarily due to the addition of $2.9 billion in LIBOR based variable rate agency-issued collateralized mortgage obligations and an increase of $1.9 billion in U.S. agency debentures, partially offset by a $704.0 million decrease in fixed rate agency-issued mortgage securities.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2011, estimated portfolio duration was 1.8 years, compared to 2.5 years at December 31, 2010.

Non-Marketable Securities

Our non-marketable securities portfolio primarily represents investments in venture capital funds, debt funds and private portfolio companies. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds (also referred to as co-investment funds). Included in our non-marketable securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable securities compared to the amounts attributable to SVBFG.

Non-marketable securities were $1.0 billion at December 31, 2011, an increase of $282.9 million or 39.2 percent, from $721.5 million at December 31, 2010, which increased by $168.0 million or 30.3 percent, from $553.5 million at December 31, 2009.

The increase in non-marketable securities of $282.9 million in 2011 was primarily related to the following:

•

An increase of $220.6 million in venture capital and private equity investments accounted for using fair value accounting from our managed funds of funds due to additional capital calls (net of distributions) for fund investments of $101.4 million, as well as from valuation gains of $79.8 million.

•	An increase of $34.5 million in venture capital and private equity fund investments accounted for using cost method accounting primarily related to capital calls paid to fund investments.
•	An increase of $12.3 million in other venture capital investments accounted for using fair value accounting primarily related to additional investments from our managed direct venture funds.

The increase in non-marketable securities of $168.0 million in 2010 was primarily related to the following:

•

An increase of $119.9 million in venture capital and private equity fund investments accounted for using fair value accounting from our managed funds of funds primarily due to additional capital calls for fund investments, as well as from valuation gains.

•	An increase of $24.4 million in venture capital and private equity fund investments accounted for using cost method accounting primarily related to capital calls paid to fund investments.
•	An increase of $15.3 million in other venture capital investments accounted for using fair value accounting primarily related to additional investments from our managed direct venture funds.

The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2011, 2010 and 2009:

	December 31,
	2011		2010		2009
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$611,824	$77,674	$391,247	$69,676	$271,316	$39,150
Other venture capital investments (2)	124,121	11,333	111,843	10,504	96,577	9,577
Other investments	987	493	981	491	1,143	571
Non-marketable securities (equity method accounting):
Other investments	68,252	68,252	67,031	67,031	59,660	58,875
Low income housing tax credit funds	34,894	41,290	27,832	27,832	26,797	26,797
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	145,007	145,007	110,466	110,466	86,019	86,019
Other investments	19,355	12,959	12,120	12,120	12,019	12,019

Total non-marketable securities	$1,004,440	$357,008	$721,520	$298,120	$553,531	$233,008

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2011, 2010 and 2009:

	December 31,
	2011		2010		2009
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$39,567	$4,970	$44,722	$5,618	$50,508	$6,345
SVB Strategic Investors Fund II, LP	122,619	10,510	94,694	8,117	85,820	7,356
SVB Strategic Investors Fund III, LP	218,429	12,824	146,613	8,607	102,568	6,022
SVB Strategic Investors Fund IV, LP	122,076	6,104	40,639	2,032	13,677	684
Strategic Investors Fund V, LP	8,838	31	—	—	—	—
SVB Capital Preferred Return Fund, LP	42,580	11,571	23,071	12,262	8,330	8,330
SVB Capital—NT Growth Partners, LP	43,958	20,176	28,624	24,434	10,413	10,413
SVB Capital Partners II, LP	2,390	121	4,506	229	—	—
Other private equity fund	11,367	11,367	8,378	8,377	—	—

Total venture capital and private equity fund investments	$611,824	$77,674	$391,247	$69,676	$271,316	$39,150

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2011, 2010 and 2009:

	December 31,
	2011		2010		2009
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$17,878	$1,912	$21,371	$2,286	$24,023	$2,569
SVB Capital Partners II, LP	61,099	3,103	51,545	2,618	36,847	1,871
SVB India Capital Partners I, LP	42,832	6,162	38,927	5,600	35,707	5,137
SVB Capital Shanghai Yangpu Venture Capital Fund	2,312	156	—	—	—	—

Total other venture capital investments	$124,121	$11,333	$111,843	$10,504	$96,577	$9,577

Loans

The following table details the composition of the loan portfolio, net of unearned income as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial loans:
Software	$2,492,849	$1,820,680	$1,381,855	$1,730,051	$1,314,252
Hardware	952,303	641,052	599,918	918,546	624,207
Venture capital/private equity	1,117,419	1,036,201	927,848	1,058,030	769,776
Life science	863,737	575,944	517,268	597,632	405,666
Premium wine (1)	130,245	144,972	143,062	150,286	124,480
Other	342,147	375,928	176,750	210,759	208,010

Commercial loans	5,898,700	4,594,777	3,746,701	4,665,304	3,446,391

Real estate secured loans:
Premium wine (1)	345,988	312,255	298,839	269,564	251,028
Consumer loans (2)	534,001	361,704	241,284	223,012	178,823

Real estate secured loans	879,989	673,959	540,123	492,576	429,851

Construction loans (3)	30,256	60,178	59,926	48,062	51,808
Consumer loans	161,137	192,823	201,344	300,311	223,680

Total loans, net of unearned income (4)(5)	$6,970,082	$5,521,737	$4,548,094	$5,506,253	$4,151,730

(1)	Included in our premium wine portfolio are gross construction loans of $110.8 million, $119.0 million, $122.1 million, $114.6 million and $121.7 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.
(2)	Consumer loans secured by real estate at December 31, 2011, 2010, 2009, 2008 and 2007 were comprised of the following:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Loans for personal residences	$350,359	$189,039	$64,678	$58,702	$45,061
Loans to eligible employees	99,704	88,510	86,147	74,762	48,966
Home equity lines of credit	83,938	84,155	90,459	89,548	84,796

Consumer loans secured by real estate	$534,001	$361,704	$241,284	$223,012	$178,823

(3)	Construction loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(4)	Unearned income, net of deferred costs, was $60.2 million, $45.5 million, $34.9 million, $45.4 million and $26.4 million in 2011, 2010, 2009, 2008 and 2007, respectively.
(5)	Included within our total loan portfolio are credit card loans of $49.7 million, $32.5 million and $24.6 million at December 31, 2011, 2010 and 2009, respectively. We did not have any credit card loans at December 31, 2008 and 2007.

The increase in commercial loans from December 31, 2010 to December 31, 2011 came from all our client industry segments, with particularly strong growth in loans to software industry clients.

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

	December 31, 2011		December 31, 2010
Industry sector (Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$2,517,890	35.8%	$1,839,119	33.0%
Hardware	961,869	13.7	647,545	11.6
Venture capital/private equity	1,128,520	16.1	1,046,696	18.8
Life science	872,413	12.4	581,777	10.5
Premium wine	131,552	1.9	144,953	2.6
Other	345,588	4.9	380,162	6.8

Total commercial loans	5,957,832	84.8	4,640,252	83.3

Real estate secured loans:
Premium wine	347,241	4.9	312,215	5.6
Consumer loans	533,817	7.6	361,607	6.5

Total real estate secured loans	881,058	12.5	673,822	12.1

Construction loans	30,319	0.4	60,360	1.1
Consumer loans	161,112	2.3	192,771	3.5

Total gross loans	$7,030,321	100.0%	$5,567,205	100.0%

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2011:

(Dollars in thousands)	December 31, 2011
	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$764,200	$429,670	$578,248	$715,772	$30,000	$2,517,890
Hardware	306,557	166,619	133,505	116,305	238,883	961,869
Venture capital/private equity	277,087	232,775	127,848	53,000	437,810	1,128,520
Life science	251,921	140,786	187,874	171,702	120,130	872,413
Premium wine (1)	69,418	13,971	42,763	5,400	—	131,552
Other	90,110	14,915	82,849	45,435	112,279	345,588

Commercial loans	1,759,293	998,736	1,153,087	1,107,614	939,102	5,957,832

Real estate secured loans:
Premium wine (1)	119,708	75,161	75,247	45,625	31,500	347,241
Consumer loans (2)	434,406	41,177	39,302	18,932	—	533,817

Real estate secured loans	554,114	116,338	114,549	64,557	31,500	881,058

Construction loans	7,581	22,738	—	—	—	30,319
Consumer loans (2)	59,713	32,105	21,294	3,000	45,000	161,112

Total gross loans	$2,380,701	$1,169,917	$1,288,930	$1,175,171	$1,015,602	$7,030,321

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At December 31, 2011, gross loans (individually or in the aggregate) totaling $2.2 billion, or 31.2 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 71 clients, and of these loans, none were on nonaccrual status as of December 31, 2011.

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2010:

(Dollars in thousands)	December 31, 2010
	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$687,672	$297,053	$525,097	$299,297	$30,000	$1,839,119
Hardware	248,919	172,876	139,990	51,418	34,342	647,545
Venture capital/private equity	237,792	210,297	189,209	70,324	339,074	1,046,696
Life science	201,674	98,453	92,085	21,160	168,405	581,777
Premium wine (1)	72,019	13,589	52,845	6,500	—	144,953
Other	109,030	32,206	66,404	20,198	152,324	380,162

Commercial loans	1,557,106	824,474	1,065,630	468,897	724,145	4,640,252

Real estate secured loans:
Premium wine (1)	106,335	82,020	76,546	47,314	—	312,215
Consumer loans (2)	282,293	32,989	46,325	—	—	361,607

Real estate secured loans	388,628	115,009	122,871	47,314	—	673,822

Construction loans	24,342	21,703	14,315	—	—	60,360
Consumer loans (2)	71,411	32,303	49,857	—	39,200	192,771

Total gross loans	$2,041,487	$993,489	$1,252,673	$516,211	$763,345	$5,567,205

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At December 31, 2010, gross loans (individually or in the aggregate) totaling $1.3 billion, or 23.0 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 38 clients, and of these loans, none were on nonaccrual status as of December 31, 2010.

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 8 percent of total gross loans at December 31, 2011, compared to 9 percent of total gross loans at December 31, 2010. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At December 31, 2011, our lending to venture capital/private equity firms represented 16.1 percent of total gross loans, compared to 18.8 percent of total gross loans at December 31, 2010. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At December 31, 2011, our asset-based lending, which consists primarily of working capital lines, and our accounts receivable factoring represented 8.8 percent and 5.4 percent, respectively, of total gross loans, compared to 8.5 percent and 6.5 percent, respectively at December 31, 2010. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business which could be impacted.

Approximately 43.7 percent of our outstanding total gross loan balances as of December 31, 2011 were to borrowers based in California, compared to 45.9 percent as of December 31, 2010. Other than California, there are no states with balances greater than 10 percent.

As of December 31, 2011, 72.8 percent, or $5.1 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 74.1 percent, or $4.1 billion, as of December 31, 2010. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2011, for fixed and variable rate loans:

	Remaining Contractual Maturity of Gross Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial loans:
Software	$86,595	$324,144	$—	$410,739
Hardware	36,598	198,728	7,232	242,558
Venture capital/private equity	47,934	5,711	900	54,545
Life science	26,038	340,960	80,000	446,998
Premium wine	699	13,870	3,795	18,364
Other	77,847	21,000	—	98,847

Total commercial loans	275,711	904,413	91,927	1,272,051

Real estate secured loans:
Premium wine	6,154	78,562	157,701	242,417
Consumer loans	6,074	34,837	323,103	364,014

Total real estate secured loans	12,228	113,399	480,804	606,431

Construction loans	21,296	111	6,268	27,675
Consumer loans	500	1,185	1,168	2,853

Total fixed-rate loans	$309,735	$1,019,108	$580,167	$1,909,010

Variable-rate loans:
Commercial loans:
Software	$559,191	$1,505,260	$42,700	$2,107,151
Hardware	193,644	525,667	—	719,311
Venture capital/private equity	831,113	231,429	11,433	1,073,975
Life science	92,626	302,789	30,000	425,415
Premium wine	70,494	42,694	—	113,188
Other	104,024	126,367	16,350	246,741

Total commercial loans	1,851,092	2,734,206	100,483	4,685,781

Real estate secured loans:
Premium wine	26,927	56,015	21,882	104,824
Consumer loans	19,523	62,987	87,293	169,803

Total real estate secured loans	46,450	119,002	109,175	274,627

Construction loans	—	2,616	28	2,644
Consumer loans	141,290	13,854	3,115	158,259

Total variable-rate loans	$2,038,832	$2,869,678	$212,801	$5,121,311

Total gross loans	$2,348,567	$3,888,786	$792,968	$7,030,321

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

Loan Administration

The Directors’ Loan Committee (“DLC”) of our Board of Directors oversees our credit policies. Our DLC periodically reviews, and approves where appropriate, our credit policies, our loan underwriting, approval, and monitoring activities.

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

Credit Quality Indicators

As of December 31, 2011, our criticized loans represented 8.5 percent of our total gross loans. This compares to 7.0 percent at December 31, 2010, 11.0 percent at December 31, 2009, 13.0 percent at December 31, 2008 and 8.6 percent at December 2007. A majority of our criticized loans are from our SVB Accelerator practice, serving our emerging or early stage clients, and make up about 8 percent of our loan portfolio. It is common for an early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion their life cycle. We believe that our current criticized loan levels are representative of ongoing levels of criticized assets.

Credit Quality and Allowance for Loan Losses

The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Allowance for loan losses balance, beginning of year	$82,627	$72,450	$107,396	$47,293	$42,747
Charge-offs:
Commercial loans:
Software	(10,252)	(16,230)	(38,869)	(26,702)	(12,088)
Hardware	(4,828)	(10,568)	(58,261)	(8,077)	(6,044)
Venture capital/private equity	—	—	(10,635)	—	(326)
Life science	(4,201)	(17,629)	(16,853)	(2,725)	(787)
Premium wine	(449)	(1,457)	(3,107)	(309)	(4)
Other	(3,954)	(4,866)	(2,245)	(2,326)	(29)

Total commercial loans	(23,684)	(50,750)	(129,970)	(40,139)	(19,278)

Consumer loans	(220)	(489)	(13,600)	(7,676)	(100)

Total charge-offs	(23,904)	(51,239)	(143,570)	(47,815)	(19,378)

Recoveries:
Commercial loans:
Software	11,659	5,838	2,284	3,931	3,253
Hardware	455	5,715	12,645	2,441	3,377
Venture capital/private equity	—	—	—	294	28
Life science	6,644	3,738	2,708	252	11
Premium wine	1,223	222	55	170	66
Other	471	737	413	113	353

Total commercial loans	20,452	16,250	18,105	7,201	7,088

Consumer loans	4,671	538	339	4	—

Total recoveries	25,123	16,788	18,444	7,205	7,088

Provision for loan losses	6,101	44,628	90,180	100,713	16,836

Allowance for loan losses balance, end of year	$89,947	$82,627	$72,450	$107,396	$47,293

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)
Commercial loans:
Software	$38,263	35.8%	$29,288	33.0%	$24,209	30.4%	$29,007	31.4%	$16,155	31.6%
Hardware	16,810	13.7	14,688	11.6	16,194	13.2	21,604	16.7	12,826	15.0
Venture capital/private equity	7,319	16.1	8,241	18.8	5,664	20.4	30,540	19.2	7,200	18.5
Life science	10,243	12.4	9,077	10.5	9,651	11.4	7,989	10.8	3,370	9.8
Premium wine	3,914	6.8	5,492	8.2	4,652	9.7	4,094	7.6	3,358	9.0
Other	5,817	5.3	5,318	7.9	3,877	5.3	3,717	4.9	2,289	6.5

Total commercial loans	82,366	90.1	72,104	90.0	64,247	90.4	96,951	90.6	45,198	90.4

Consumer loans	7,581	9.9	10,523	10.0	8,203	9.6	10,445	9.4	2,095	9.6

Total	$89,947	100.0%	$82,627	100.0%	$72,450	100.0%	$107,396	100.0%	$47,293	100.0%

(1)	Represents loan category as a percentage of total gross loans as of year end.

Nonperforming Assets

Nonperforming assets consist of loans past due 90 days or more that are still accruing interest, loans on nonaccrual status, and foreclosed property classified as Other Real Estate Owned (“OREO”). We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses.

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$—	$44	$2,456	$2,330	$—
Impaired loans	36,617	39,426	50,227	84,919	7,634

Total gross nonperforming loans	36,617	39,470	52,683	87,249	7,634
OREO	—	—	220	1,250	1,908

Total nonperforming assets	$36,617	$39,470	$52,903	$88,499	$9,542

Nonperforming loans as a percentage of total gross loans	0.52%	0.71%	1.15%	1.57%	0.18%
Nonperforming assets as a percentage of total assets	0.18	0.23	0.41	0.88	0.14
Allowance for loan losses	$89,947	$82,627	$72,450	$107,396	$47,293
As a percentage of total gross loans	1.28%	1.48%	1.58%	1.93%	1.13%
As a percentage of total gross nonperforming loans	245.64	209.34	137.52	123.09	619.50
Allowance for loan losses for impaired loans	$3,707	$6,936	$8,868	$25,911	$1,391
As a percentage of total gross loans	0.05%	0.12%	0.19%	0.47%	0.03%
As a percentage of total gross nonperforming loans	10.12	17.57	16.83	29.70	18.22
Allowance for loan losses for total gross performing loans	$86,240	$75,691	$63,582	$81,485	$45,902
As a percentage of total gross loans	1.23%	1.36%	1.39%	1.47%	1.10%
As a percentage of total gross performing loans	1.23	1.37	1.40	1.49	1.10
Reserve for unfunded credit commitments (1)	$21,811	$17,414	$13,331	$14,698	$13,446
Total gross loans	7,030,321	5,567,205	4,582,966	5,551,636	4,178,098
Total gross performing loans	6,993,704	5,527,735	4,530,283	5,464,387	4,170,464
Total unfunded credit commitments	7,206,379	6,270,505	5,338,726	5,630,486	4,938,625

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for (Reduction of) Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Nonaccrual Loans

The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial loans:
Software	$1,142	$3,292	$8,059	$6,140	$2,566
Hardware	5,183	3,824	15,823	5,827	370
Venture capital/private equity	—	—	—	43,965	—
Life science	311	3,412	1,833	5,008	—
Premium wine	3,212	6,162	285	—	4,476
Other	5,353	2,177	2,901	1,260	—

Total commercial loans	15,201	18,867	28,901	62,200	7,412

Consumer loans:
Real estate secured loans	18,283	20,559	21,165	20,227	—
Other consumer loans	3,133	—	161	2,492	222

Total consumer loans	21,416	20,559	21,326	22,719	222

Total nonaccrual loans	$36,617	$39,426	$50,227	$84,919	$7,634

If the nonaccrual loans for 2011, 2010, 2009, 2008 and 2007 had not been impaired, $3.4 million, $3.1 million, $7.7 million, $0.5 million and $0.7 million, respectively, in interest income would have been recorded.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets as of December 31, 2011 and 2010 is as follows:

	December 31,
(Dollars in thousands)	2011	2010	% Change
Derivative assets, gross (1)	$97,693	$115,222	(15.2)%
Foreign exchange spot contract assets, gross	86,610	13,335	NM
Accrued interest receivable	58,108	47,830	21.5
Accounts receivable	49,076	10,311	NM
FHLB and FRB stock	39,189	38,618	1.5
Prepaid FDIC assessments	8,776	17,530	(49.9)
Deferred tax assets (2)	—	41,871	(100.0)
Other assets	37,402	43,470	(14.0)

Total accrued interest receivable and other assets	$376,854	$328,187	14.8

NM—Not meaningful

(1)	See “Derivatives” section below.
(2)	Our deferred taxes moved to a net liability position at December 31, 2011, primarily due to an increase in the fair value of our available-for-sale securities portfolio. See “Other Liabilities” below.

Foreign Exchange Spot Contract Assets

Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $73.3 million was primarily due to increased client trade activity at period-end, and is offset by an increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).

Accrued Interest Receivable

Accrued interest receivable consists of interest on available-for-sale securities and loans. The increase of $10.3 million was primarily due to an increase in interest receivable for our available-for-sale securities as a result of a $2.6 billion increase in our portfolio from December 31, 2010 (See “Available-For-Sale Securities” section above for further details).

Accounts Receivable

The increase in accounts receivable of $38.8 million from December 31, 2010 was primarily due to unsettled client trades related to our off-balance sheet sweep money market product.

Prepaid FDIC Assessments

In 2009 the FDIC required insured financial institutions to prepay their estimated quarterly risk-based assessments for 2010 through 2012. The decrease of $8.8 million from December 31, 2010 was due to the amortization of this prepayment during 2011.

Derivatives

Derivative instruments are recorded as a component of other assets or other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities as of December 31, 2011 and 2010:

	December 31,
(Dollars in thousands)	2011	2010	% Change
Assets:
Equity warrant assets	$66,953	$47,565	40.8%
Foreign exchange forward and option contracts	18,326	11,349	61.5
Interest rate swaps	11,441	52,017	(78.0)
Loan conversion options	923	4,291	(78.5)
Client interest rate derivatives	50	—	—

Total derivatives assets	$97,693	$115,222	(15.2)

Liabilities:
Foreign exchange forward and option contracts	(16,816)	(10,267)	63.8
Client interest rate derivative	(52)	—	—

Total derivatives liabilities	$(16,868)	$(10,267)	64.3

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At December 31, 2011, we held warrants in 1,174 companies, compared to 1,157 companies at December 31, 2010. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the years ended December 31, 2011 and 2010, respectively:

	Year ended December 31,
(Dollars in thousands)	2011	2010
Balance, beginning of period	$47,565	$41,292
New equity warrant assets	15,240	8,654
Non-cash increases in fair value	21,381	4,520
Exercised equity warrant assets	(15,427)	(3,413)
Terminated equity warrant assets	(1,806)	(3,488)

Balance, end of period	$66,953	$47,565

Interest Rate Swaps

The decrease of $40.6 million from December 31, 2010 was due to the repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011 and the termination of corresponding amounts of the interest rate swaps associated with these notes. For information on our interest rate swaps, see Note 12— “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk to us of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at December 31, 2011 and 2010 amounted to $1.5 million and $1.1 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 12—“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Deposits

The following table presents the composition of our deposits as of December 31, 2011, 2010, and 2009:

	December 31,
(Dollars in thousands)	2011	2010	2009
Noninterest-bearing demand	$11,861,888	$9,011,538	$6,298,988
Negotiable order of withdrawal (NOW)	112,690	69,287	53,200
Money market	2,483,406	2,272,883	1,292,215
Money market deposits in foreign offices	117,638	98,937	49,722
Sweep deposits in foreign offices	1,978,165	2,501,466	2,305,502
Time	155,749	382,830	332,310

Total deposits	$16,709,536	$14,336,941	$10,331,937

The increase in deposits of $2.4 billion in 2011 was primarily due to increases in our noninterest-bearing demand deposits of $2.9 billion, partially offset by a decrease in our interest-bearing deposits of $477.8 million. The increase in deposits balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. The decrease in interest-bearing deposits was primarily due to our increased efforts to guide clients towards products that are more appropriate for them, resulting in a shift of deposits off the balance sheet.

The increase in deposits of $4.0 billion in 2010 was primarily due to increases in our noninterest-bearing demand deposits of $2.7 billion and money market deposits of $980.7 million. These increases were primarily due to the lack of attractive market investment opportunities for our deposit clients.

At December 31, 2011, 29.0 percent of our total deposits were interest-bearing deposits, compared to 37.1 percent at December 31, 2010 and 39.0 percent at December 31, 2009.

At December 31, 2011, the aggregate amount of time deposit accounts individually equal to or greater than $100,000 totaled $126.0 million, compared to $343.5 million at December 31, 2010 and $281.2 million at December 31, 2009. At December 31, 2011, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. The maturity profile of our time deposits as of December 31, 2011 is as follows:

(Dollars in thousands)	December 31, 2011
	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$59,703	$19,952	$45,947	$400	$126,002
Other time deposits	17,950	5,253	6,544	—	29,747

Total time deposits	$77,653	$25,205	$52,491	$400	$155,749

Short-Term Borrowings

The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2011		2010		2009
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Other short-term borrowings (1)	$—	—%	$37,245	0.13%	$38,755	0.05%

Total short-term borrowings	$—	—	$37,245	0.13	$38,755	0.05

(1)	Amounts for 2010 and 2009 represents cash collateral called from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes.

Average daily balances and maximum month-end balances for our short-term borrowings in 2011, 2010 and 2009 are as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Average daily balances:
Federal Funds purchased (1)	$2,478	$2,211	$342
FHLB advances	55	—	—
Securities sold under agreements to repurchase	1,666	—	—
Other short-term borrowings (2)	12,795	47,761	45,791

	$16,994	$49,972	$46,133

Maximum month-end balances:
Federal Funds purchased	$—	$—	$—
FHLB advances	—	—	—
Securities sold under agreements to repurchase	—	—	—
Other short-term borrowings	38,645	59,735	56,450

(1)	As part of our liquidity risk management practices, we regularly test availability and access to overnight borrowings in the Fed Funds market. These balances represent short-term borrowings.
(2)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes.

Long-Term Debt

The following table represents outstanding long-term debt at December 31, 2011, 2010 and 2009:

	Principal value at December 31, 2011	December 31,
(Dollars in thousands)		2011	2010	2009
5.375% Senior Notes	$350,000	$347,793	$347,601	$-
5.70% Senior Notes	141,429	143,969	265,613	269,793
6.05% Subordinated Notes	45,964	55,075	285,937	276,541
3.875% Convertible Notes	-	-	249,304	246,991
Junior Subordinated Debentures	50,000	55,372	55,548	55,986
Other long-term debt	1,439	1,439	5,257	7,339

Total long-term debt		$603,648	$1,209,260	$856,650

The decrease of $605.6 million in our long-term debt in 2011 was primarily due to the repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011 and the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011. The increase in our long-term debt in 2010 was primarily due to the issuance of $350 million in 5.375% Senior Notes in September 2010.

For more information on of our long-term debt, please refer to Note 11—“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Liabilities

A summary of other liabilities as of December 31, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	% Change
Foreign exchange spot contract liabilities, gross	$152,727	$16,705	NM	%
Accrued compensation	114,472	79,068	44.8
Reserve for unfunded credit commitments	21,811	17,414	25.2
Derivative liabilities, gross (1)	16,868	10,267	64.3
Deferred tax liabilities (2)	7,975	—	—
Other	91,468	72,583	26.0

Total other liabilities	$405,321	$196,037	106.8

NM—Not meaningful

(1)	See “Derivatives” section above.
(2)	Our deferred taxes moved to a net liability position at December 31, 2011, primarily due to an increase in the fair value of our available-for-sale securities portfolio.

Foreign Exchange Spot Contract Liabilities

Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $136.0 million was primarily due to increased client trade activity at period-end, and is partially offset by an increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).

Accrued Compensation

Accrued compensation includes amounts for vacation time, our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. Accrued compensation increased by $35.4 million in 2011 as a result of us exceeding our internal performance targets for 2011. For a description of our variable compensation plans please refer to Note 15—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Reserve for Unfunded Credit Commitments

The level of reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We recognized a provision for unfunded credit commitments of $4.4 million in 2011, compared to $4.1 million in 2010. The provision for unfunded credit commitments of $4.4 million in 2011 was primarily due to an increase in unfunded credit commitments and letters of credit balances, as well as from changes in the composition of the unfunded loan commitments. Total unfunded credit commitments balance increased to $7.2 billion as of December 31, 2011, compared to $6.3 billion as of December 31, 2010.

Other Liabilities

Other liabilities increased by $18.9 million primarily due to a $15.1 million increase in amounts payable related to additional investments in low income housing tax credit funds.

Noncontrolling Interests

Noncontrolling interests totaled $681.0 million and $473.9 million at December 31, 2011 and 2010, respectively. The increase of $207.1 million was primarily due to net income attributable to noncontrolling interests of $110.9 million at December 31, 2011, primarily from our managed funds of funds, as well as $96.2 million of contributed capital (net of distributions) primarily from investors in our managed funds.

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

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.6 billion at December 31, 2011, an increase of $295.0 million, or 23.2 percent compared to $1.3 billion at December 31, 2010. This increase was primarily the result of net income of $171.9 million in 2011, an increase in additional-paid-in-capital of $61.9 million primarily from stock option exercises during 2011 and an increase in accumulated other comprehensive income of $61.3 million resulting from increases in the fair value of our available-for-sale securities portfolio as a result of decreases in market interest rates. For a summary of our SVBFG stockholders’ equity, please refer to the “Consolidated Statements of Stockholders’ Equity” under Part II, Item 8 in this report.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios

Regulatory capital ratios for SVB Financial and the Bank exceed minimal federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2011, 2010 and 2009. See Note 19—“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	December 31,			Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
	2011	2010	2009
SVB Financial:
Total risk-based capital ratio	13.95%	17.35%	19.94%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.62	13.63	15.45	6.0	4.0
Tier 1 leverage ratio	7.92	7.96	9.53	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.86	7.27	8.78	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	13.25	13.54	15.05	N/A	N/A
Bank:
Total risk-based capital ratio	12.33%	15.48%	17.05%	10.0%	8.0%
Tier 1 risk-based capital ratio	10.96	11.61	12.45	6.0	4.0
Tier 1 leverage ratio	6.87	6.82	7.67	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.18	6.61	7.50	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	11.75	11.88	12.53	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(2)	The Federal Reserve has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above

2011 compared to 2010

Our total risk-based capital ratio (includes tier 1 and tier 2 capital components) for both SVB Financial and the Bank declined primarily due to our repurchase of $204.0 million of our 6.05% Subordinated Notes as these notes are considered tier 2 capital instruments, as well as from increases in risk-weighted assets (loans and available-for-sale securities). Our tier 1 risk-based capital ratios for both SVB Financial and the Bank declined due to increases in risk-weighted assets. Our tier 1 leverage ratios for both SVB Financial and the Bank remained relatively flat, as our growth in assets was largely offset by growth in retained earnings and additional paid-in-capital. All of our ratios at December 31, 2011 remain above the levels to be considered “well capitalized”.

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

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholders’ equity, by total period-end assets or risk-weighted assets, after reducing both amounts by acquired intangibles and goodwill. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	SVB Financial
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
GAAP SVBFG stockholders’ equity	$1,569,392	$1,274,350	$1,128,343	$991,356	$676,369
Less:
Preferred stock	—	—	—	221,185	—
Goodwill	—	—	—	4,092	4,092
Intangible assets	601	847	665	1,087	1,632

Tangible common equity	$1,568,791	$1,273,503	$1,127,678	$764,992	$670,645

GAAP total assets	$19,968,894	$17,527,761	$12,841,399	$10,018,280	$6,692,171
Less:
Goodwill	—	—	—	4,092	4,092
Intangible assets	601	847	665	1,087	1,632

Tangible assets	$19,968,293	$17,526,914	$12,840,734	$10,013,101	$6,686,447

Risk-weighted assets	$11,837,902	$9,406,677	$7,494,498	$8,220,447	$6,524,021
Tangible common equity to tangible assets	7.86%	7.27%	8.78%	7.64%	10.03%
Tangible common equity to risk-weighted assets	13.25	13.54	15.05	9.31	10.28

	Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Tangible common equity	$1,346,854	$1,074,561	$914,068	$695,438	$586,949

Tangible assets	$18,758,813	$16,268,589	$12,186,203	$9,419,440	$6,164,111

Risk-weighted assets	$11,467,401	$9,047,907	$7,293,332	$8,109,332	$6,310,721

Tangible common equity to tangible assets	7.18%	6.61%	7.50%	7.38%	9.52%
Tangible common equity to risk-weighted assets	11.75	11.88	12.53	8.58	9.30

2011 compared to 2010

For both SVB Financial and the Bank, the tangible common equity to tangible assets ratios increased due to an increase in retained earnings, an increase in accumulated other comprehensive income from increases in the fair value of our available-for-sale securities portfolio, and an increase in additional-paid-in-capital from stock option exercises during 2011. This growth was partially offset by increases in tangible assets which reflects our continued growth in deposit and loan balances. For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios decreased due to increases in risk-weighted assets (loans and available-for-sale securities), partially offset by an increase in tangible common equity (as discussed above).

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Please refer to the discussion of our off-balance sheet arrangements in Note 17—“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

As of December 31, 2011, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG Contractual obligations:
Borrowings	$603,648	$145,408	$—	$—	$458,240
Non-cancelable operating leases, net of income from subleases	78,877	14,742	24,018	14,409	25,708
Remaining unfunded commitments to other fund investments (1)	86,811	86,811	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to Partners for Growth II, LP	4,950	4,950	—	—	—
Commitment to joint venture bank (2)	78,558	78,558	—	—	—
Commitments to low income housing tax credit funds	21,526	8,589	11,994	627	316
Other obligations	19,499	5,265	7,589	6,645	—
SVBFG unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	688	688	—	—	—
SVB Strategic Investors Fund II, LP (1)	1,950	1,950	—	—	—
SVB Strategic Investors Fund III, LP (1)	3,000	3,000	—	—	—
SVB Strategic Investors Fund IV, LP (1)	5,997	5,997	—	—	—
Strategic Investors Fund V, LP	460	460	—	—	—
SVB Capital—NT Growth Partners, LP (1)	1,340	1,340	—	—	—
Silicon Valley BancVentures, LP (1)	270	270	—	—	—
SVB Capital Partners II, LP (1)	222	222	—	—	—
SVB India Capital Partners I, LP (1)	1,364	1,364	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund (1)	159	159	—	—	—

Total obligations attributable to SVBFG	$919,069	$369,523	$43,601	$21,681	$484,264

Remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds:
SVB Strategic Investors Fund, LP (1)	$2,311	$2,311	$—	$—	$—
SVB Strategic Investors Fund II, LP (1)	12,145	12,145	—	—	—
SVB Strategic Investors Fund III, LP (1)	60,040	60,040	—	—	—
SVB Strategic Investors Fund IV, LP (1)	137,375	137,375	—	—	—
Strategic Investors Fund V, LP	43,628	43,628	—	—	—
SVB Capital Preferred Return Fund, LP (1)	23,234	23,234	—	—	—
SVB Capital—NT Growth Partners, LP (1)	26,373	26,373	—	—	—
Other private equity fund (1)	4,659	4,659	—	—	—

Total obligations to venture capital and private equity funds by our consolidated managed funds of funds	$309,765	$309,765	$—	$—	$—

	Amount of commitment expiring per period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Total commitments to extend credit	$8,047,818	$5,558,844	$1,908,293	$520,372	$60,309
Standby letters of credit	855,611	769,341	67,449	4,515	14,306
Commercial letters of credit	5,580	5,580	—	—	—

(1)	See Note 7—“Investment Securities”—of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to non-marketable securities. We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitment over five to seven years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.
(2)	Represents our capital commitment of 500 million Chinese Renminbi (calculated based on current exchange rates) under our agreement to form a joint venture bank in China.

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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2011, our period-end total deposit balances increased by $2.4 billion to $16.7 billion, compared to $14.3 billion at December 31, 2010. The overall increase in deposit balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. This growth has been a continuing trend since 2009. Under the Dodd-Frank Act, unlimited FDIC insurance is currently available for noninterest-bearing accounts until January 1, 2013.

Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, short-term investment securities maturing within one year, available-for-sale securities eligible and available for financing or pledging purposes with a maturity in excess of one year and anticipated near-term cash flows from investments.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 in this report.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for 2011, 2010 and 2009, respectively:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Average cash and cash equivalents	$2,257,597	$4,101,839	$3,572,093

Percentage of total average assets	12.1%	27.6%	31.5%

Net cash provided by operating activities	$166,287	$163,228	$86,963
Net cash used for investing activities	(4,038,851)	(5,052,707)	(1,857,466)
Net cash provided by financing activities	1,911,080	4,453,058	2,846,631

Net (decrease) increase in cash and cash equivalents	$(1,961,484)	$(436,421)	$1,076,128

In analyzing our liquidity for 2011, 2010 and 2009, reference is made to our consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009; see “Consolidated Financial Statements and Supplemental Data” under Part II, Item 8 in this report.

Average cash and cash equivalents decreased by $1.8 billion to $2.3 billion in 2011, compared to $4.1 billion in 2010. The decrease was primarily due to the investment of cash and cash equivalents into available-for-sale securities and to fund loan growth.

2011

Cash provided by operating activities was $166.3 million in 2011, which included net income before noncontrolling interests of $282.8 million. Significant adjustments for items that increased cash provided by operating activities included $62.7 million of net foreign exchange spot contracts, a $35.4 million increase in accrued compensation, $27.8 million of amortization of premiums on available-for-sale securities, $27.5 million of depreciation and amortization and $18.2 million of amortization of share-based compensation. Significant adjustments for items that decreased cash provided by operating activities included $195.0 million of net gains on investment securities (which is inclusive of noncontrolling interests), $61.2 million of deferred loan fee amortization, a $38.8 million increase in accounts receivable and $26.2 million of net changes in the fair value of derivatives.

Cash used for investing activities was $4.0 billion in 2011. Net cash outflows included purchases of available-for-sale securities of $7.1 billion, a net increase in loans of $1.4 billion, purchases of non-marketable securities of $224.0 million and purchases of premises and equipment of $30.8 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $4.6 billion, sales or distributions of non-marketable securities of $117.3 million and recoveries of $25.1 million from loans previously charged-off.

Cash provided by financing activities was $1.9 billion in 2011. Net cash inflows included increases in deposits of $2.4 billion, capital contributions (net of distributions) from noncontrolling interests of $96.2 million, proceeds of $37.0 million from the termination of portions of interest rate swaps associated with our 5.70% Senior Notes and 6.05% Subordinated Notes and proceeds from issuance of common stock and ESPP of $36.9 million. Net cash outflows included payments of $346.4 million (including repurchase premiums and associated fees) for the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes, settlement of the maturity of $250.0 million of our 3.875% Convertible Notes, and a decrease in short-term borrowings of $37.2 million due to the return of collateral to our counterparties that we had previously held related to our interest rate swaps.

Cash and cash equivalents at December 31, 2011 were $1.1 billion.

2010

Cash provided by operating activities was $163.2 million in 2010, which included net income before noncontrolling interests of $136.8 million. Significant adjustments for items that increased cash provided by operating activities included $44.6 million of provision for loan losses, a $41.2 million increase in accrued compensation, $28.0 million of amortization of premiums on investment securities, $19.3 million of depreciation and amortization, $13.8 million of share-based compensation expense and a $16.7 million decrease in income tax receivable. Significant adjustments for items that decreased cash provided by operating activities included $93.4 million of net gains on investment securities and $50.5 million of deferred loan fee amortization.

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

2009

Cash provided by operating activities was $87.0 million in 2009, which included net income before noncontrolling interests of $10.6 million. Significant adjustments for items that increased cash provided by operating activities included $90.2 million of provision for loan losses, $31.2 million in net losses on investment securities, $20.3 million of depreciation and amortization, $15.1 million of amortization of premiums on investment securities, $14.8 million in share-based compensation amortization, tax benefit of original issue discount of $10.7 million, and net changes of $3.5 million in the fair value of derivatives. Significant adjustments for items that decreased cash provided by operating activities included $52.5 million of deferred loan fee amortization, $28.2 million of prepaid FDIC assessments, net changes of $14.8 million in income tax receivable, net changes of $10.0 million in accrued interest and net changes of $6.7 million in foreign exchange spot contracts.

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

Management of interest rate risk is carried out primarily through strategies involving our available-for-sale securities, available funding channels and capital market activities. In addition, our policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk.

We utilize a simulation model to perform sensitivity analysis on the market value of portfolio equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and proposed strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded in our balance sheet which measures the estimated variability in forecasted results relating to changes in market interest rates over time. We review our interest rate risk position on a quarterly basis at a minimum.

Model Simulation and Sensitivity Analysis

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on our market value of portfolio equity (“MVPE”). MVPE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of market interest rate changes on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. The market interest rate changes that affect us are principally short-term interest rates and include the following: (1) National Prime and SVB Prime rates (impacts the majority of our variable rate loans); (2) LIBOR (impacts our variable rate available-for-sale securities, our 5.70% Senior Notes and 6.05% Subordinated Notes, and a portion of our variable rate loans); and (3) Fed Funds target rate (impacts cash and cash equivalents). Additionally, deposit pricing generally follows overall changes in short-term interest rates.

The following table presents our MVPE and NII sensitivity exposure at December 31, 2011 and December 31, 2010, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points (“bps”).

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
			(Dollars in thousands)
December 31, 2011:
+200	$2,137,370	$(195,532)	(8.4)%	$737,863	$108,840	17.3%
+100	2,141,664	(191,238)	(8.2)	672,941	43,918	7.0
-	2,332,902	—	—	629,023	—	—
-100	2,580,856	247,954	10.6	592,639	(36,384)	(5.8)
-200	2,587,646	254,744	10.9	583,671	(45,352)	(7.2)
December 31, 2010:
+200	$1,751,856	$72,018	4.3%	$613,871	$112,795	22.5%
+100	1,688,368	8,530	0.5	544,870	43,794	8.7
-	1,679,838	—	—	501,076	—	—
-100	1,858,246	178,408	10.6	484,575	(16,501)	(3.3)
-200	1,956,178	276,340	16.5	475,716	(25,360)	(5.1)

Market Value of Portfolio Equity

The estimated MVPE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis (for non-option based products) and a multi-path lattice based valuation (for option embedded products). Both methodologies use publicly available market interest rates. The model simulations and calculations are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our MVPE exposure in response to a change in market interest rates as a part of our overall interest rate risk management strategy.

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

Our base case MVPE at December 31, 2011 increased from December 31, 2010 by $653.1 million primarily due to the overall growth in the balance sheet as our available-for-sale securities and loans grew by $2.6 billion and $1.4 billion, respectively, while we reduced our cash and cash equivalents by $2.0 billion. Additionally, the maturity of $250.0 million of our 3.875% Convertible Notes and our repurchase of $312.6 million of 5.70% Senior Notes and 6.05% Subordinated Notes contributed to the increase in MVPE. The growth in our asset base was mostly offset by a $2.4 billion increase in our deposit balances. MVPE sensitivity increased in the simulated upward interest rate movement primarily due to additional investments in fixed-rate available-for-sale securities throughout the year. The increase was partially offset by the growth in noninterest-bearing deposits. In the simulated downward interest rate movements, MVPE sensitivity decreased due to a combination of growth in fixed-rate available-for-sale securities and deposit rates being at or near their absolute floors thus muting the effects of the downward interest rate shocks.

12-Month Net Interest Income Simulation

Our expected 12-month NII at December 31, 2011 increased from December 31, 2010 by $127.9 million primarily due to overall growth in the loan portfolio and the investment of excess cash into higher yielding available-for-sale securities. Additionally, the maturity of $250.0 million of our 3.875% Convertible Notes and our repurchase of $312.6 million of our 5.70% Senior Notes and 6.05% Subordinated Notes contributed to the improvement. The growth in total assets was funded primarily by growth in deposits. NII sensitivity in the simulated upward interest rate movements decreased due primarily to the increase in fixed-rate available-for-sale securities and interest-bearing deposits. In the simulated downward interest rate movements, the NII sensitivity increased slightly due to assumed faster prepayments of mortgage securities and an assumed increase in callable U.S. agency debentures being retired prior to their contractual maturities.

The simulation model used for above analysis embeds floors in our interest rate scenarios, which prevents model benchmark rates from moving below 0.0%. Current modeling assumptions maintain SVB’s prime lending rate at its existing level (currently at 4.0%) until the National Prime Index has been adjusted upward by a minimum of 75 bps (to 4.0%), as we did not lower the Bank’s prime lending rate despite the 75 bps decrease in the target Federal Funds rates in December 2008. While we do have a portion of the loans in the portfolio indexed off of the National Prime Rate, the majority of our floating rate loans are indexed off of the SVB Prime Rate. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited SVB Financial Group and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

February 28, 2012

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries’ (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

February 28, 2012

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2011	2010
Assets
Cash and cash equivalents	1,114,948	3,076,432
Available-for-sale securities	10,536,046	7,917,967
Non-marketable securities	1,004,440	721,520

Investment securities	11,540,486	8,639,487

Loans, net of unearned income	6,970,082	5,521,737
Allowance for loan losses	(89,947)	(82,627)

Net loans	6,880,135	5,439,110

Premises and equipment, net of accumulated depreciation and amortization	56,471	44,545
Accrued interest receivable and other assets	376,854	328,187

Total assets	$19,968,894	$17,527,761

Liabilities and total equity
Liabilities:
Deposits:
Noninterest-bearing demand	$11,861,888	$9,011,538
Interest-bearing	4,847,648	5,325,403

Total deposits	16,709,536	14,336,941

Short-term borrowings	—	37,245
Other liabilities	405,321	196,037
Long-term debt	603,648	1,209,260

Total liabilities	17,718,505	15,779,483

Commitments and contingencies (Note 17 and Note 23)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 43,507,932 shares and 42,268,201 shares outstanding, respectively	44	42
Additional paid-in capital	484,216	422,334
Retained earnings	999,733	827,831
Accumulated other comprehensive income	85,399	24,143

Total SVBFG stockholders’ equity	1,569,392	1,274,350

Noncontrolling interests	680,997	473,928

Total equity	2,250,389	1,748,278

Total liabilities and total equity	$19,968,894	$17,527,761

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009
Interest income:
Loans	$389,830	$319,540	$335,806
Available-for-sale securities:
Taxable	165,449	127,422	81,536
Non-taxable	3,623	3,809	4,094
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	6,486	10,960	9,790

Total interest income	565,388	461,731	431,226

Interest expense:
Deposits	8,862	14,778	21,346
Borrowings	30,249	28,818	27,730

Total interest expense	39,111	43,596	49,076

Net interest income	526,277	418,135	382,150
Provision for loan losses	6,101	44,628	90,180

Net interest income after provision for loan losses	520,176	373,507	291,970

Noninterest income:
Gains (losses) on investment securities, net	195,034	93,360	(31,209)
Foreign exchange fees	43,891	36,150	30,735
Gains (losses) on derivative instruments, net	38,681	9,522	(753)
Deposit service charges	31,208	31,669	27,663
Credit card fees	18,741	12,685	9,314
Client investment fees	12,421	18,020	21,699
Letters of credit and standby letters of credit fees	12,201	10,482	10,333
Other	30,155	35,642	29,961

Total noninterest income	382,332	247,530	97,743

Noninterest expense:
Compensation and benefits	313,043	248,606	189,631
Professional services	60,807	56,123	46,540
Premises and equipment	28,335	23,023	23,270
Business development and travel	24,250	20,237	14,014
Net occupancy	19,624	19,378	17,888
FDIC assessments	10,298	16,498	17,035
Correspondent bank fees	9,052	8,379	8,040
Provision for (reduction of) unfunded credit commitments	4,397	4,083	(1,367)
Impairment of goodwill	—	—	4,092
Other	30,822	26,491	24,723

Total noninterest expense	500,628	422,818	343,866

Income before income tax expense	401,880	198,219	45,847
Income tax expense	119,087	61,402	35,207

Net income before noncontrolling interests	282,793	136,817	10,640
Net (income) loss attributable to noncontrolling interests	(110,891)	(41,866)	37,370

Net income attributable to SVBFG	$171,902	$94,951	$48,010

Preferred stock dividend and discount accretion	—	—	(25,336)

Net income available to common stockholders	$171,902	$94,951	$22,674

Earnings per common share—basic	$4.00	$2.27	$0.67
Earnings per common share—diluted	3.94	2.24	0.66

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Net income before noncontrolling interests	$282,793	$136,817	$10,640
Other comprehensive income, net of tax:
Change in cumulative translation (losses) gains:
Foreign currency translation (losses) gains	(7,500)	1,809	1,497
Related tax benefit (expense)	3,067	(739)	(617)
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	148,257	53,776	18,083
Related tax expense	(60,630)	(21,913)	(7,368)
Reclassification adjustment for (gains) losses included in net income	(37,127)	(24,823)	168
Related tax benefit (expense)	15,189	10,128	(69)

Other comprehensive income, net of tax	61,256	18,238	11,694

Comprehensive income	344,049	155,055	22,334
Comprehensive (income) loss attributable to noncontrolling interests	(110,891)	(41,866)	37,370

Comprehensive income attributable to SVBFG	$233,158	$113,189	$59,704

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total SVBFG stockholders’ equity	Noncontrolling interests	Total equity
(Dollars in thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2008	235,000	$221,185	32,917,007	$33	$66,201	$709,726	$(5,789)	$991,356	$320,356	$1,311,712

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	455,814	—	5,873	—	—	5,873	—	5,873
Redemption of preferred stock issued under the Treasury’s CPP	(235,000)	(235,000)	—	—	—	—	—	(235,000)	—	(235,000)
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	—	—	(1,309)	—	—	(1,309)	—	(1,309)
Net income (loss)	—	—	—	—	—	48,010	—	48,010	(37,370)	10,640
Capital calls and distributions, net	—	—	—	—	—	—	—	—	62,781	62,781
Net change in unrealized gain on available-for-salesecurities, net of tax	—	—	—	—	—	—	10,814	10,814	—	10,814
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	880	880	—	880
Common stock issued in public offering	—	—	7,965,568	8	292,099	—	—	292,107	—	292,107
Stock-based compensation expense	—	—	—	—	14,670	—	—	14,670	—	14,670
Income tax benefit from original issue discount related to 3.875% convertible notes	—	—	—	—	10,745	—	—	10,745	—	10,745
Preferred stock dividend and discount accretion	—	13,815	—	—	—	(25,336)	—	(11,521)	—	(11,521)
Other, net	—	—	—	—	1,211	507	—	1,718	—	1,718

Balance at December 31, 2009	—	$—	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	929,812	1	24,018	—	—	24,019	—	24,019
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	3,962	—	—	3,962	—	3,962
Net income	—	—	—	—	—	94,951	—	94,951	41,866	136,817
Capital calls and distributions, net	—	—	—	—	—	—	—	—	85,699	85,699
Net change in unrealized gains on available-for-salesecurities, net of tax	—	—	—	—	—	—	17,168	17,168	—	17,168
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	1,070	1,070	—	1,070
Stock-based compensation expense	—	—	—	—	13,558	—	—	13,558	—	13,558
Repurchase of warrant under Capital Purchase Program	—	—	—	—	(6,820)	—	—	(6,820)	—	(6,820)
Purchase of remaining interest in eProsper	—	—	—	—	(1,896)	—	—	(1,896)	596	(1,300)
Other, net	—	—	—	—	22	(27)	—	(5)	—	(5)

Balance at December 31, 2010	—	$—	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278

Common stock issued under employee benefit plans, net of restricted stock cancellations	—	—	1,238,707	2	36,871	—	—	36,873	—	36,873
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	—	—	1,024	—	—	—	—	—	—	—
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	—	—	7,140	—	—	7,140	—	7,140
Net income	—	—	—	—	—	171,902	—	171,902	110,891	282,793
Capital calls and distributions, net	—	—	—	—	—	—	—	—	96,178	96,178
Net change in unrealized gains on available-for-salesecurities, net of tax	—	—	—	—	—	—	65,689	65,689	—	65,689
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(4,433)	(4,433)	—	(4,433)
Stock-based compensation expense	—	—	—	—	17,871	—	—	17,871	—	17,871

Balance at December 31, 2011	—	$—	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income before noncontrolling interests	$282,793	$136,817	$10,640
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	—	4,092
Net gain from note repurchases and termination of corresponding interest rate swaps	(3,123)	—	—
Provision for loan losses	6,101	44,628	90,180
Provision for (reduction of) unfunded credit commitments	4,397	4,083	(1,367)
Changes in fair values of derivatives, net	(26,202)	(3,867)	3,500
(Gains) losses on investment securities, net	(195,034)	(93,360)	31,209
Depreciation and amortization	27,490	23,224	24,931
Amortization of premiums on available-for-sale securities, net	27,849	24,071	10,461
Tax benefit of original issue discount	—	—	10,745
Tax benefit (expense) from stock exercises	798	(189)	(1,767)
Amortization of share-based compensation	18,221	13,761	14,784
Amortization of deferred loan fees	(61,158)	(50,488)	(52,471)
Deferred income tax expense (benefit)	7,362	(1,434)	2,094
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(12,370)	1,560	(9,988)
Accounts receivable	(38,765)	(4,393)	1,609
Income tax payable or receivable, net	(809)	16,694	(14,769)
Prepaid FDIC assessments and amortization	8,754	10,648	(28,178)
Accrued compensation	35,403	41,195	1,916
Foreign exchange spot contracts, net	62,747	(2,615)	(6,689)
Other, net	21,833	2,893	(3,969)

Net cash provided by operating activities	166,287	163,228	86,963

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,127,525)	(6,757,150)	(3,325,235)
Proceeds from sales of available-for-sale securities	1,415,463	655,555	3,569
Proceeds from maturities and pay downs of available-for-sale securities	3,215,186	2,151,574	712,396
Purchases of nonmarketable securities (cost and equity method accounting)	(59,081)	(53,450)	(57,477)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	36,589	20,147	5,191
Purchases of nonmarketable securities (investment fair value accounting)	(164,910)	(119,313)	(67,369)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	80,757	44,739	18,509
Net (increase) decrease in loans	(1,429,702)	(983,077)	849,570
Proceeds from recoveries of charged-off loans	25,123	16,788	18,444
Proceeds from sale of other real estate owned	—	196	899
Payment for acquisition of intangibles, net of cash acquired	—	(360)	—
Purchases of premises and equipment	(30,751)	(27,056)	(15,963)
Payment for acquisition of remaining interest in eProsper	—	(1,300)	—

Net cash used for investing activities	(4,038,851)	(5,052,707)	(1,857,466)

Cash flows from financing activities:
Net increase in deposits	2,372,595	4,005,004	2,858,465
Principal payments of other long-term debt	(4,179)	(1,961)	(102,578)
Decrease in short-term borrowings	(37,245)	(1,510)	(23,365)
Payments for repurchases of 5.70% Senior Notes and 6.05% Subordinated Notes, including repurchase premiums and associated fees	(346,443)	—	—
Proceeds from termination of portions of interest rate swaps associated with 5.70% Senior Notes and 6.05% Subordinated Notes	36,959	—	—
Payments for settlement of 3.875% Convertible Notes	(250,000)	—	—
Proceeds from issuance of 5.375% Senior Notes, net of discount and issuance cost	—	344,476	—
Capital contributions from noncontrolling interests, net of distributions	96,178	85,699	62,781
Tax benefit from stock exercises	6,342	4,151	458
Dividends paid on preferred stock	—	—	(12,110)
Proceeds from issuance of common stock and Employee Stock Purchase Plan	36,873	24,019	5,873
Proceeds from the issuance of common stock under our public equity offering, net of issuance costs	—	—	292,107
Redemption of preferred stock under the CPP	—	—	(235,000)
Repurchase of warrant under CPP	—	(6,820)	—

Net cash provided by financing activities	1,911,080	4,453,058	2,846,631

Net (decrease) increase in cash and cash equivalents	(1,961,484)	(436,421)	1,076,128
Cash and cash equivalents at beginning of year	3,076,432	3,512,853	2,436,725

Cash and cash equivalents at end of year	$1,114,948	$3,076,432	$3,512,853

Supplemental disclosures:
Cash paid during the period for:
Interest	$41,203	$35,588	$50,017
Income taxes	103,848	41,763	39,050
Noncash items during the period:
Unrealized gains on available-for-sale securities, net of tax	$65,689	$17,168	$10,814
Net change in fair value of interest rate swaps	(3,617)	5,122	(47,247)

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

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

We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, venture capital/private equity investment and equity valuation services, through our other subsidiaries and divisions. We primarily focus on serving corporate clients in the following niches: technology, life sciences, venture capital/private equity and premium wine. Our corporate clients range widely in terms of size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

We are headquartered in Santa Clara, California, and operate through 26 offices in the United States, as well as offices internationally in China, India, Israel and the United Kingdom.

For reporting purposes, SVB Financial Group has three operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank, and SVB Capital. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 20—“Segment Reporting” in this report.

2.	Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include measurements of fair value, the valuation of non-marketable securities, the valuation of equity warrant assets, the adequacy of the allowance for loan losses and reserve for unfunded credit commitments and the recognition and measurement of income tax assets and liabilities. The following discussion provides additional background on our significant accounting policies.

Principles of Consolidation and Presentation

Our consolidated financial statements include the accounts of SVB Financial Group and entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or a variable interest entity and whether the accounting guidance requires consolidation. All significant intercompany accounts and transactions have been eliminated.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2.	The aggregate indirect and direct variable interests held by the Company have the obligation to absorb losses or the right to receive benefits from the entity that could be significant to the VIE; and,

3.	Qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE.

Voting interest entities in which the Company has a controlling financial interest or VIEs in which the Company is the primary beneficiary are consolidated into our financial statements.

We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide. We are variable interest holders in certain partnerships for which we are the primary beneficiary. We perform on-going reassessments on the status of the entities and whether facts or circumstances have changed in relation to previously evaluated voting interest entities and our involvement in VIEs which could cause the Company’s consolidation conclusion to change.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash balances due from banks, interest-earning deposits, Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities. For the consolidated statements of cash flows, we consider cash equivalents to be investments that are readily convertible to known amounts of cash, so near to their maturity that they present an insignificant risk of change in fair value due to changes in market interest rates, and purchased in conjunction with our cash management activities.

Investment Securities

Available-for-Sale Securities

Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification, and asset/liability strategies and consists of debt and equity securities that we carry at fair value. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG’s stockholders’ equity, until realized.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We analyze available-for-sale securities for other-than-temporary impairment each quarter. Market valuations represent the current fair value of a security at a specified point in time and do not necessarily represent the risk of repayment of the principal due to our ability to hold the security to maturity. Gains and losses on securities are realized when there is a sale of the security prior to maturity. A credit downgrade represents an increased level of risk of other-than-temporary impairment, and as a part of our consideration of recording an other-than-temporary impairment we will assess the issuer’s ability to service the debt and to repay the principal at contractual maturity.

We apply the other-than-temporary impairment standards of Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 320, Investments-Debt and Equity Securities. For our debt securities, we have the intent and ability to hold these securities until we recover our cost less any credit-related loss. We separate the amount of the other-than-temporary impairment, if any, into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

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

In accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, we use estimates of future principal prepayments, provided by third-party market-data vendors, in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method in the amortization of purchase discounts or premiums on mortgage-backed securities and fixed rate collateralized mortgage obligations (“CMO”). The discounts or premiums are included in interest income over the contractual terms of the underlying securities replicating the effective interest method (the straight-line method is used only for variable rate CMOs).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Marketable Securities

Non-marketable securities include investments in venture capital and private equity funds, debt funds, direct equity investments in companies and low income housing tax credit funds. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds (also referred to as co-investment funds). Our accounting for investments in non-marketable securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.

Fair Value Accounting

Our managed funds and consolidated debt fund are investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Our non-marketable securities recorded pursuant to fair value accounting consist of our investments through the following funds:

•	Funds of funds; which make investments in venture capital and private equity funds;
•	Direct venture funds (also referred to as co-investment funds); which make equity investments in privately held companies; and
•	A consolidated debt fund; which provides secured debt primarily to mid-stage and late-stage clients.

A summary of our ownership interests in the investments held under fair value accounting is presented in the following table:

Limited partnership	Company Direct and Indirect Ownership in Limited Partnership
Managed funds of funds
SVB Strategic Investors Fund, LP (1)	12.6%
SVB Strategic Investors Fund II, LP (1)	8.6
SVB Strategic Investors Fund III, LP (1)	5.9
SVB Strategic Investors Fund IV, LP (1)	5.0
Strategic Investors Fund V, LP (1)	0.3
SVB Capital Preferred Return Fund, LP (1)	20.0
SVB Capital—NT Growth Partners, LP (1)	33.0
Other venture capital fund (1)	58.2
Managed direct venture funds
Silicon Valley BancVentures, LP (1)	10.7
SVB Capital Partners II, LP (1)	5.1
SVB India Capital Partners I, LP (1)	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund (1)	6.8
Consolidated debt fund
Partners for Growth, LP (2)	50.0

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

Under fair value accounting, investments are carried at their estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds’ respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with fair value accounting. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. Gains or losses resulting from changes in the estimated fair value of the investments and from distributions received are recorded as gains (losses) on investment securities, net, a component of noninterest income. The portion of any investment gains or losses attributable to the limited partners is reflected as net (income) loss attributable to noncontrolling interests and adjusts our net income to reflect its percentage ownership.

Equity Method

Our equity method non-marketable securities consist of investments in venture capital and private equity funds, privately-held companies, debt funds, and qualified affordable housing tax credit funds. Our equity method non-marketable securities and related accounting policies are described as follows:

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

We recognize our proportionate share of the results of operations of these equity method investees in our results of operations, based on the most current financial information available from the investee. We review our investments accounted for under the equity method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exit strategy. For our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.

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

•

Investments in limited partnerships in which we hold voting interests of less than 5 percent and in which we do not have the ability to exercise significant influence over the partnerships’ operating and financial policies, are accounted for under the cost method. These non-marketable securities include investments in venture capital and private equity funds.

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

We review our investments accounted for under the cost method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. To help determine impairment, if any, for our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are determined using it’s fair value when the acquisition occurs. The resulting gains or losses are recognized in consolidated net income on that date.

Loans

Loans are reported at the principal amount outstanding, net of unearned loan fees. Unearned loan fees reflect unamortized deferred loan origination and commitment fees net of unamortized deferred loan

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

origination costs. In addition to cash loan fees, we often obtain equity warrant assets that give us an option to purchase a position in a client company’s stock in consideration for providing credit facilities. The grant date fair values of these equity warrant assets are deemed to be loan fees and are deferred as unearned income and recognized as an adjustment of loan yield through loan interest income. The net amount of unearned loan fees is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the constant effective yield method, adjusted for actual loan prepayment experience, or the straight-line method, as applicable.

Allowance for Loan Losses

The allowance for loan losses considers credit risk and is established through a provision for loan losses charged to expense. Our allowance for loan losses is established for estimated loan losses that are probable but not yet realized. Our evaluation process is designed to determine that the allowance for loan losses is appropriate at the balance sheet date. The process of estimating loan losses is inherently imprecise. The evaluation process we use to estimate the required allowance for loan losses is described below.

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On at least an annual basis, and on at least a quarterly basis for most criticized loans, each loan in our portfolio is assigned a Credit Risk Rating and industry niche. Credit Risk Ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This Credit Risk Rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors, the depth and experience of the borrower’s management team, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by portfolio segment and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment, which considers: (i) our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector, and (ii) our quarterly loss experience for the one-, three- and five-year periods preceding the applicable reporting period. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors. As such, management applies a qualitative allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This qualitative allocation is calculated based on management’s assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. Based on management’s prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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

Uncollectible Loans and Write-offs

Our charge-off policy applies to all loans, regardless of portfolio segment. Loans are considered for full or partial charge-offs in the event that principal or interest is over 180 days past due, the loan lacks sufficient collateral and it is not in the process of collection. We also consider writing off loans in the event of any of the following circumstances: 1) the loan, or a portion of the loan is deemed uncollectible due to: a) the borrower’s inability to make recurring payments, b) material changes in the borrower’s assets, c) the expected sale of all or a portion of the borrower’s business, or d) a combination of the foregoing; 2) the loan has been identified for charge-off by regulatory authorities; or 3) the debt is overdue greater than 90 days.

Troubled Debt Restructurings (“TDRs”)

A TDR arises from the modification of a loan where we have granted a concession to the borrower related to the borrower’s financial difficulties that we would not have otherwise considered for economic or legal reasons. These concessions may include: (1) deferral of payment for more than an insignificant period of time; (2) interest rate reductions for the remaining original life of the debt; (3) extension of the maturity date with interest rate concessions; (4) principal forgiveness; and or (5) reduction of accrued interest.

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

Reserve for Unfunded Credit Commitments

We record a liability for probable and estimable losses associated with our unfunded credit commitments being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by our management. We include the reserve for unfunded credit commitments in other liabilities and the related provision in other expenses.

Nonaccrual Loans and Impaired Loans

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when we have determined, based upon currently known information, that the timely collection of principal or interest is not probable.

When a loan is placed on nonaccrual status, the accrued interest and fees are reversed against interest income and the loan is accounted for using the cost recovery method thereafter until qualifying for return to accrual status. Historically, loans that have been placed on nonaccrual status have remained as nonaccrual loans until the loan is either charged-off, or the principal balances have been paid off. For a loan to be returned to accrual status, all delinquent principal and interest must become current in accordance with the terms of the loan agreement and future collection of remaining principal and interest must be deemed probable. We apply a cost recovery method in which all cash received is applied to the loan principal until it has been collected. Under this approach, interest income is recognized after total cash flows received exceed the recorded investment at the date of initial impairment.

A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the terms of the agreement. All of our nonaccrual loans are classified under the impaired category. On a quarterly basis, we review our loan portfolio for impairment. Each loan is assigned a credit risk rating (CRR), which is used when assessing and monitoring risk as well as performance of the portfolio. Each individual loan is given a risk rating of 1 through 10, 1 being cash secured and 10 being loans that are charged off (i.e. no longer included as part of our loan portfolio balance). Within each class of loans, we review individual loans for impairment based on credit risk ratings. All impaired loans which have credit risk ratings of 8 or 9 are reviewed individually.

For each loan identified as impaired, we measure the impairment based upon the present value of expected future cash flows discounted at the loan’s effective interest rate. In limited circumstances, we may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Impaired collateral dependent loans will have independent appraisals completed and accepted at least annually. The fair value of the collateral will be determined by the current appraisal, as adjusted to reflect a reasonable marketing period for the sale of the asset(s) and an estimate of reasonable selling expenses.

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

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest expense in consolidated net income. We had no capitalized lease obligations at December 31, 2011 and 2010.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurement—Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. There is a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable and the significance of those inputs in the fair value measurement. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data and views of market participants. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

Level 1	Fair value measurements based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include exchange-traded equity securities and certain marketable securities accounted for under fair value accounting.

Level 2	Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent external pricing service providers. We review the methodologies used to determine the fair value, including understanding the nature and observability of the inputs used to determine the price. Additional corroboration, such as obtaining a non-binding price from a broker, may be required depending on the frequency of trades of the security and the level of liquidity or depth of the market. The valuation methodology that is generally used for the Level 2 assets is the income approach. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:

•    U.S. treasury securities: U.S. treasury securities are considered by most investors to be the most liquid fixed income investments available. These securities are priced relative to market prices on similar U.S. treasury securities.

•    U.S. agency debentures: Fair value measurements of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. treasury securities.

•    Agency-issued mortgage-backed securities: Agency-issued mortgage-backed securities are pools of individual conventional mortgage loans underwritten to U.S. agency standards with similar coupon rates, tenor, and other attributes such as geographic location, loan size and origination vintage. Fair value measurements of these securities are based on observable price adjustments relative to benchmark market interest rates taking into consideration estimated loan prepayment speeds.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•    Agency-issued collateralized mortgage obligations: Agency-issued collateralized mortgage obligations are structured into classes or tranches with defined cash flow characteristics and are collateralized by U.S. agency-issued mortgage pass-through securities. Fair value measurements of these securities incorporate similar characteristics of mortgage pass-through securities such as coupon rate, tenor, geographic location, loan size and origination vintage, in addition to incorporating the effect of estimated prepayment speeds on the cash flow structure of the class or tranche. These measurements incorporate observable market spreads over an estimated average life after considering the inputs listed above.

•    Agency-issued commercial mortgage-backed securities: Fair value measurements of these securities are based on spreads to benchmark market interest rates (usually U.S. treasury rates or rates observable in the swaps market), prepayment speeds, loan default rate assumptions and loan loss severity assumptions on underlying loans.

•    Municipal bonds and notes: Bonds issued by municipal governments generally have stated coupon rates, final maturity dates and are subject to being called ahead of the final maturity date at the option of the issuer. Fair value measurements of these securities are priced based on spreads to other municipal benchmark bonds with similar characteristics; or, relative to market rates on U.S. treasury bonds of similar maturity.

•    Interest rate swap assets: Fair value measurements of interest rate swaps are priced considering the coupon rate of the fixed leg of the contract and the variable coupon on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve and the credit worthiness of the contract counterparty.

•    Foreign exchange forward and option contract assets and liabilities: Fair value measurements of these assets and liabilities are priced based on spot and forward foreign currency rates and option volatility assumptions and the credit worthiness of the contract counterparty.

•    Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of public portfolio companies are priced based on the Black-Scholes option pricing model that use the publicly-traded equity prices (underlying stock value), stated strike prices, option expiration dates, the risk-free interest rate and market-observable option volatility assumptions.

Level 3	The fair value measurement is derived from valuation techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions we believe market participants would use in pricing the asset. Below is a summary of the valuation techniques used for each class of Level 3 assets:

•    Venture capital and private equity fund investments: Fair value measurements are based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, or significant fund transactions or market events during the reporting period.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•    Other venture capital investments: Fair value measurements are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company issue, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment.

•    Other investments: Fair value measurements are based on valuation techniques that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

•    Equity warrant assets (private portfolio): Fair value measurements of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the underlying asset value, by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates of actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company.

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon valuation techniques that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use either of the foregoing methodologies, and are categorized as a Level 1 or Level 2 measurement in the fair value hierarchy. However, in certain cases when market observable inputs for our valuation techniques may not be readily available, we are required to make judgments about assumptions we believe market participants would use in estimating the fair value of the financial instrument, and based on the significance of those judgments, the measurement may be determined to be a Level 3 fair value measurement.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fund Management Fees and Carried Interest

Fund management fees are comprised of fees charged directly to our managed funds of funds and direct venture funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund.

Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of our individual managed funds of funds and direct venture funds exceeds certain performance targets. Carried interest is recorded quarterly based on measuring fund performance to date versus the performance target and is recorded as a component of net (income) loss attributable to noncontrolling interests.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation

For all stock-based awards granted, stock-based compensation expense is amortized on a straight-line basis over the requisite service period, including consideration of vesting conditions and anticipated forfeitures. The fair value of stock options are measured using the Black-Scholes option-pricing model and the fair value for restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant.

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of stock options, employee stock purchase plan (“ESPP”) shares and restricted stock units. Common stock equivalent shares are excluded from the computation if the effect is antidilutive.

Derivative Financial Instruments

All derivative instruments are recorded on the balance sheet at fair value. The accounting for changes in fair value of a derivative financial instrument depends on whether the derivative financial instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in fair value are recognized through earnings for derivatives that do not qualify for hedge accounting treatment, or that have not been designated in a hedging relationship.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We account for equity warrant assets in certain private and public client companies as derivatives when they contain net settlement terms and other qualifying criteria under ASC 815, Derivatives and Hedging. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements typically contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). These equity warrant assets are recorded at fair value and are classified as derivative assets, a component of other assets, on our consolidated balance sheet at the time they are obtained.

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

In the event of an exercise for shares, the basis or value in the securities is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The shares in public companies are classified as available-for-sale securities (provided they do not have a significant restriction from sale). Changes in fair value of securities designated as available-for-sale, after applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG stockholders’ equity. The shares in private companies are classified as non-marketable securities. We account for these securities at cost and only record adjustments to the value at the time of exit or liquidation though gains (losses) on investments securities, net, which is a component of noninterest income.

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following significant inputs:

•	An underlying asset value, which is estimated based on current information available, including any information regarding subsequent rounds of funding.
•	Stated strike price, which can be adjusted for certain warrants upon the occurrence of subsequent funding rounds or other future events.
•

Price volatility or the amount of uncertainty or risk about the magnitude of the changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the median volatility for an individual public company within an index for the past 16 quarters, from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2011 was 52.5 percent, compared to 50.7 percent at December 31, 2010.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

The risk-free interest rate is derived from the Treasury yield curve and is calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2011 was 0.4 percent, compared to 1.0 percent at December 31, 2010.

•	Other adjustments, including a marketability discount, are estimated based on management’s judgment about the general industry environment.

Loan Conversion Options

In connection with negotiating certain credit facilities, we occasionally extend loan facilities which have convertible option features. The convertible loans may be converted into a certain number of shares determined by dividing the principal amount of the loan by the applicable conversion price. Because our loan conversion options have underlying and notional values, had no initial net investment and met other qualifying criteria under ASC 815, these assets qualify as derivative instruments. We value our loan conversion options using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. Loan conversion options are recorded at fair value in other assets, while changes in their fair value are recorded through gains (losses) on derivative instruments, net, in noninterest income, a component of consolidated net income.

Foreign Exchange Forwards and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients’ need. We also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit, and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts are recognized in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

Impact of Adopting Accounting Standards Update (“ASU”) No. 2011-02, A Creditors Determiniation of Whether a Restructuring Is a Troubled Debt Restructuring

In April 2011, the FASB issued a new accounting standard which requires new disclosures and provides additional guidance to creditors for determining whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”). The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs. The new disclosures and guidance were effective for interim and annual reporting periods beginning on or after June 15, 2011 and was therefore adopted on July 1, 2011, with retrospective disclosures required for all TDR activities that occurred from the beginning of 2011. As a result of adopting this new guidance, we identified loans totaling $5.3 million that are now considered TDRs under the new guidance and are classified as impaired. The allowance for loan losses related to these loans was $1.3 million as calculated under ASC 310. This standard clarified how TDRs are determined and increased the disclosure requirements for TDRs, however it did not have a material impact on our financial position, results of operations or stockholders’ equity. See Note 8—“Loans and Allowance for Loan Losses” for further details.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard (ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs), which requires new disclosures and clarifies existing guidance surrounding fair value measurement. This standard was issued concurrent with the International Accounting Standards Board’s (“IASB”) issuance of a fair value measurement standard with the objective of a converged definition of fair value measurement and disclosure guidance. The new guidance clarifies that the principal market for a financial instrument should be determined based on the market with the greatest volume and level of activity. This new guidance is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011. This standard clarifies how fair value is measured and increases the disclosure requirements for fair value measurements, and we do not expect it to have a material impact on our financial position, results of operations or stockholders’ equity.

In June 2011, the FASB issued a new accounting standard (ASU No. 2011-05, Presentation of Comprehensive Income), which requires presentation of the components of total comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is chosen, reclassification adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income are required to be shown on the face of the financial statements. This new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning after December 15, 2011. We have assessed the new guidance and determined that it only clarifies the presentation of comprehensive income and it will not affect our financial position, results of operations or stockholders’ equity.

In December 2011, the FASB approved a proposed update which indefinitely defers the requirements of ASU No. 2011-05 to present components of reclassifications of other comprehensive income on the face of the income statement. Adoption of the other requirements contained in the new guidance is still required for interim and annual periods beginning after December 15, 2011.

In December 2011, the FASB issued a new accounting standard (ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities), which requires new disclosures surrounding financial instruments and derivative instruments that are offset on the statement of financial position, or are eligible for offset subject to a master netting arrangement. This standard was issued concurrent with the IASB issuance of a similar standard with the objective of converged disclosure guidance. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning after January 1, 2013. We are currently assessing the impact of this guidance, however we do not expect it to have a material impact on our financial position, results of operations or stockholders’ equity.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specified below, upon becoming exercisable, each Right will entitle the holder to purchase from us 1/1000th of a share of the Company’s Series A Participating Preferred Stock at a price of $175.00 per share.

The Rights will be exercisable on the tenth (10th) business day (or such later date as is determined by our Board) following the announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired or announces a tender or exchange offer to acquire beneficial ownership of 15 percent or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15 percent or more of the Company’s common stock, each Right will then be exercisable for shares of common stock having a value equal to two times the exercise price of the Right. Similarly, in the event the Company is acquired in a merger or other business combination transaction or 50 percent or more of our consolidated assets or earning power are sold following such time as a person or group has acquired beneficial ownership of 15 percent or more of the Company’s common stock, the rights will be exercisable for shares of the acquirer or its parent having a value equal to two times the exercise price of the Right.

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

Earnings Per Share

Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units under our equity incentive plans, our ESPP, and for certain periods, our 3.875% convertible senior notes (“3.875% Convertible Notes”) and the associated convertible note hedge and warrant agreement. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2011, 2010 and 2009:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2009
Numerator:
Net income attributable to SVBFG	$171,902	$94,951	$48,010
Preferred stock dividend and discount accretion	—	—	(25,336)

Net income available to common stockholders	$171,902	$94,951	$22,674

Denominator:
Weighted average common shares outstanding—basic	43,004	41,774	33,901
Weighted average effect of dilutive securities:
Stock options and ESPP	517	641	282
Restricted stock units	116	63	—

Denominator for diluted calculation	43,637	42,478	34,183

Net income per common share:
Basic	$4.00	$2.27	$0.67

Diluted	$3.94	$2.24	$0.66

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for 2011, 2010 and 2009:

	Year ended December 31,
(Shares in thousands)	2011	2010	2009
Stock options	274	9	2,267
Restricted stock units	94	30	226
Warrant associated with CPP (1)	—	—	446

Total	368	39	2,939

(1)	In June 2010, we repurchased in its entirety the warrant issued to the U.S. Treasury in connection with our previous participation in the CPP.

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement. The warrants expired ratably over 60 business days beginning on July 15, 2011. The common shares under these warrants were excluded from the diluted EPS calculation for all periods presented as they were deemed to be anti-dilutive based on the conversion price of $64.43 per common share. For more information on our 3.875% Convertible Notes and the associated convertible note hedge and warrant agreement, see Note 11—“Short-Term Borrowings and Long-Term Debt” and Note 12—“Derivative Financial Instruments”.

Our $250 million 3.875% Convertible Notes matured on April 15, 2011. All of the notes were converted prior to maturity and we made an aggregate $260.4 million conversion settlement payment. We paid $250.0 million in cash (representing total principal) and $10.4 million through the issuance of 187,760 shares of our common stock (representing total conversion premium value). In addition, in connection with the conversion settlement, we received 186,736 shares of our common stock, valued at $10.3 million, from the associated convertible note hedge. Accordingly, there was not a significant impact on our total stockholders’ equity with respect to settling the conversion premium value.

4.	Share-Based Compensation

Share-based compensation expense was recorded net of estimated forfeitures for 2011, 2010 and 2009, such that expense was recorded only for those share-based awards that are expected to vest. In 2011, 2010 and 2009, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Share-based compensation expense	$18,221	$13,761	$14,784
Income tax benefit related to share-based compensation expense	(4,833)	(3,400)	(3,289)
Capitalized compensation costs	1,466	996	895

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

Subject to the provisions of Section 14 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold was initially 3,000,000 shares plus: (i) shares that have been reserved but not issued under our 1997 Equity Incentive Plan as of May 11, 2006; and (ii) shares subject to stock options or

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar awards granted under the 1997 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1997 Equity Incentive Plan that are forfeited or repurchased by us. No further awards may be made under the 1997 Equity Incentive Plan, but it will continue to govern awards previously granted thereunder. In April 2011, our stockholders approved an increase of 425,000 shares to the plan reserve.

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

Employee Stock Purchase Plan (“ESPP”)

We maintain an employee stock purchase plan under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 149,327 shares and received $6.6 million in cash under the ESPP in 2011. At December 31, 2011, a total of 1,075,421 shares of our common stock were still available for future issuance under the ESPP. The next purchase will be on June 30, 2012 at the end of the current six-month offering period.

Unrecognized Compensation Expense

As of December 31, 2011 unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period- in Years
Stock options	$13,102	2.67
Restricted stock units	17,170	2.74

Total unrecognized share-based compensation expense	$30,272

Valuation Assumptions

The fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of restricted stock

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

units were based on our closing stock price on the date of grant. The following weighted average assumptions and fair values were used for our employee stock options and restricted stock units:

	2011	2010	2009
Equity incentive plan awards
Weighted average expected term of options in years	4.6	4.5	4.5
Weighted average expected volatility of the Company’s underlying common stock	48.7%	45.1%	58.8%
Risk-free interest rate	2.00	2.23	2.00
Expected dividend yield	—	—	—
Weighted average grant date fair value-stock options	$25.12	$19.15	$10.83
Weighted average grant date fair value-restricted stock units	59.69	46.96	24.61

The following weighted average assumptions and fair values were used for our ESPP:

	2011	2010	2009
ESPP
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company’s underlying common stock	27.3%	36.7%	90.0%
Risk-free interest rate	0.15	0.22	0.30
Expected dividend yield	—	—	—
Weighted average fair value	$13.02	$10.22	$10.53

The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2011, 2010 and 2009, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In- The-Money Options
Outstanding at December 31, 2010	3,112,253	$37.88
Granted	385,645	59.17
Exercised	(985,143)	33.96
Forfeited	(68,444)	44.31
Expired	(4,951)	38.31

Outstanding at December 31, 2011	2,439,360	42.64	3.51	$18,838,493

Vested and expected to vest at December 31, 2011	2,332,192	42.31	3.41	18,412,929

Exercisable at December 31, 2011	1,404,132	40.09	2.17	12,326,931

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $47.69 as of December 31, 2011. The following table summarizes information regarding stock options outstanding as of December 31, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$15.15-19.67	393,436	3.36	$18.91	225,606	$18.49
19.68-32.15	311,340	1.83	27.72	250,499	27.79
32.16-45.23	267,747	3.62	43.44	142,986	43.44
45.24-48.26	255,025	1.91	47.29	234,579	47.31
48.27-48.85	292,112	3.24	48.75	215,232	48.74
48.86-49.41	270,807	5.31	49.18	63,561	49.17
49.42-53.07	170,434	2.23	51.33	154,266	51.46
53.08-60.14	154,426	2.56	54.32	117,403	53.66
$60.15-60.65	324,033	6.32	60.37	—	—

	2,439,360	3.51	42.64	1,404,132	40.09

We expect to satisfy the exercise of stock options by issuing new shares registered under the 1997 Equity Incentive Plan and the 2006 Incentive Plan, as applicable. All future awards of stock options and restricted stock will be issued from the 2006 Incentive Plan. At December 31, 2011, 1,386,360 shares were available for future issuance.

The table below provides information for restricted stock units under the 2006 Incentive Plan for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	395,950	$43.49
Granted	325,447	59.69
Vested	(167,414)	43.24
Forfeited	(54,864)	56.36

Nonvested at December 31, 2011	499,119	52.72

The following table summarizes information regarding stock option and restricted stock activity during 2011, 2010 and 2009:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Total intrinsic value of stock options exercised	$20,772	$11,871	$1,399
Total fair value of stock options vested	14,771	12,086	15,214
Total intrinsic value of restricted stock vested	9,142	6,313	5,160
Total fair value of restricted stock vested	7,240	5,522	8,721

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

The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2011 and 2010:

	Year ended December 31,
(Dollars in thousands)	2011	2010
Average required reserve balances at FRB San Francisco	$91,046	$46,929

	December 31,
(Dollars in thousands)	2011	2010
FHLB stock holdings	$25,000	$25,000
FRB stock holdings	14,189	13,618

6.	Cash and Cash Equivalents

The following table details the cash and cash equivalents at December 31, 2011 and 2010:

	December 31,
(Dollars in thousands)	2011	2010
Cash and due from banks (1)	$852,010	$2,672,725
Securities purchased under agreements to resell (2)	175,553	60,345
Short-term agency discount notes	—	330,370
Other short-term investment securities	87,385	12,992

Cash and cash equivalents	$1,114,948	$3,076,432

(1)	At December 31, 2011 and 2010, $100.1 million and $2.2 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $371.5 million and $246.3 million, respectively.
(2)	At December 31, 2011 and 2010, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities with aggregate fair values of $179.1 million and $61.6 million, respectively. None of these securities received as collateral were sold or repledged as of December 31, 2011 and 2010.

Additional information regarding our securities purchased under agreements to resell for 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010
Average securities purchased under agreements to resell	$110,291	$41,113
Maximum amount outstanding at any month-end during the year	375,236	152,603

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment Securities

The major components of our investment securities portfolio at December 31, 2011 and 2010 are as follows:

	December 31, 2011				December 31, 2010
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,233	$731	$—	$25,964	$25,408	$1,002	$—	$26,410
U.S. agency debentures	2,822,158	52,864	(90)	2,874,932	2,844,973	7,077	(16,957)	2,835,093
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,529,466	34,926	(106)	1,564,286	1,234,120	15,487	(1,097)	1,248,510
Agency-issued collateralized mortgage obligations-fixed rate	3,317,285	56,546	(71)	3,373,760	806,032	24,435	(1)	830,466
Agency-issued collateralized mortgage obligations-variable rate	2,416,158	1,554	(4,334)	2,413,378	2,870,570	10,394	(1,439)	2,879,525
Agency-issued commercial mortgage-backed securities	176,646	2,047	—	178,693	—	—	—	—
Municipal bonds and notes	92,241	8,257	—	100,498	96,381	2,164	(965)	97,580
Equity securities	5,554	180	(1,199)	4,535	358	34	(9)	383

Total available-for-sale securities	$10,384,741	$157,105	$(5,800)	$10,536,046	$7,877,842	$60,593	$(20,468)	$7,917,967

Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				611,824				391,247
Other venture capital investments (2)				124,121				111,843
Other investments (3)				987				981
Non-marketable securities (equity method accounting):
Other investments (4)				68,252				67,031
Low income housing tax credit funds				34,894				27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				145,007				110,466
Other investments				19,355				12,120

Total non-marketable securities				1,004,440				721,520

Total investment securities				$11,540,486				$8,639,487

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and our ownership of each fund at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$39,567	12.6%	$44,722	12.6%
SVB Strategic Investors Fund II, LP	122,619	8.6	94,694	8.6
SVB Strategic Investors Fund III, LP	218,429	5.9	146,613	5.9
SVB Strategic Investors Fund IV, LP	122,076	5.0	40,639	5.0
Strategic Investors Fund V, LP	8,838	0.3	—	—
SVB Capital Preferred Return Fund, LP	42,580	20.0	23,071	20.0
SVB Capital—NT Growth Partners, LP	43,958	33.0	28,624	33.0
SVB Capital Partners II, LP (i)	2,390	5.1	4,506	5.1
Other private equity fund (ii)	11,367	58.2	8,378	60.6

Total venture capital and private equity fund investments	$611,824		$391,247

(i)	At December 31, 2011, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.
(ii)	At December 31, 2011, we had a direct ownership interest of 41.5 percent and an indirect ownership interest of 12.6 percent and 4.1 percent in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and our ownership of each fund at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$17,878	10.7%	$21,371	10.7%
SVB Capital Partners II, LP (i)	61,099	5.1	51,545	5.1
SVB India Capital Partners I, LP	42,832	14.4	38,927	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	2,312	6.8	—	—

Total other venture capital investments	$124,121		$111,843

(i)	At December 31, 2011, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Other investments within non-marketable securities (fair value accounting) include our ownership in Partners for Growth, LP, a consolidated debt fund. At December 31, 2011 we had a majority ownership interest of slightly more than 50.0 % in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$16,072	9.3%	$17,826	9.3%
Gold Hill Capital 2008, LP (ii)	19,328	15.5	12,101	15.5
Partners for Growth II, LP	3,785	24.2	10,465	24.2
Other investments	29,067	N/A	26,639	N/A

Total other investments	$68,252		$67,031

(i)	At December 31, 2011, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in GHLLC of 4.5 percent. Our aggregate direct and indirect ownership in the fund is 9.3 percent.
(ii)	At December 31, 2011, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent. Our aggregate direct and indirect ownership in the fund is 15.5 percent.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	Represents investments in 329 and 343 funds (primarily venture capital funds) at December 31, 2011 and 2010, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating and financial policies. For the year ended December 31, 2011, we recognized other-than-temporary impairment (“OTTI”) losses of $1.0 million resulting from other-than-temporary declines in value for 41 of the 329 investments. The OTTI losses are included in net gains (losses) on investment securities, a component of noninterest income. For the remaining 288 investments at December 31, 2011, we concluded that declines in value, if any, were temporary and as such, no OTTI was required to be recognized. At December 31, 2011, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $145.0 million, and the estimated fair value was $163.7 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2011:

(Dollars in thousands)	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$50,994	$(90)	$—	$—	$50,994	$(90)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	54,588	(106)	—	—	54,588	(106)
Agency-issued collateralized mortgage obligations—fixed rate	50,125	(71)	—	—	50,125	(71)
Agency-issued collateralized mortgage obligations—variable rate	1,521,589	(4,334)	—	—	1,521,589	(4,334)
Equity securities	3,831	(1,199)	—	—	3,831	(1,199)

Total temporarily impaired securities (1)	$1,681,127	$(5,800)	$—	$—	$1,681,127	$(5,800)

(1)	As of December 31, 2011, we identified a total of 106 investments that were in unrealized loss positions, none of which have been in an impaired position for a period of time greater than 12 months. Based on the underlying credit quality of the investments, we do not intend to sell any of our securities prior to recovery of our adjusted cost basis and as of December 31, 2011, it is more likely than not that we will not be required to sell any of our debt securities prior to recovery of our adjusted cost basis. Based on our analysis as of December 31, 2011, we deem all impairments to be temporary and changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months or 12 months or longer as of December 31, 2010:

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of December 31, 2011. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for most U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	December 31, 2011
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$25,964	2.39%	$—	—%	$25,964	2.39%	$—	—%	$—	—%
U.S. agency debentures	2,874,932	1.60	38,183	2.19	2,659,334	1.55	177,415	2.16	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,564,286	2.59	—	—	—	—	1,434,122	2.50	130,164	3.53
Agency-issued collateralized mortgage obligations—fixed rate	3,373,760	2.41	—	—	—	—	—	—	3,373,760	2.41
Agency-issued collateralized mortgage obligations—variable rate	2,413,378	0.70	—	—	—	—	—	—	2,413,378	0.70
Agency-issued commercial mortgage-backed securities	178,693	2.11	—	—	—	—	—	—	178,693	2.11
Municipal bonds and notes	100,498	6.00	559	5.38	12,089	5.48	50,242	5.97	37,608	6.22

Total	$10,531,511	1.85	$38,742	2.24	$2,697,387	1.58	$1,661,779	2.57	$6,133,603	1.78

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-sale securities with a fair value of $1.6 billion and $1.1 billion at December 31, 2011 and 2010, respectively, were pledged to secure certain deposits, current and prospective FHLB borrowings, and to maintain the ability to borrow at the discount window at the Federal Reserve. For further information on our available lines of credit, refer to Note 11—“Short-Term Borrowings and Long-Term Debt.”

The following table presents the components of gains and losses (realized and unrealized) on investment securities in 2011, 2010 and 2009:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$37,387	$27,110	$246
Marketable securities (fair value accounting)	912	8,160	1,413
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	145,892	63,137	17,425
Other venture capital investments	36,506	29,455	15,970
Other investments	40	140	762
Non-marketable securities (equity method accounting):
Other investments	12,445	8,551	6,528
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	2,517	1,739	449
Other investments	6,527	478	23

Total gross gains on investment securities	242,226	138,770	42,816

Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(261)	(2,287)	(414)
Marketable securities (fair value accounting)	(8,103)	(9,855)	(431)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(26,591)	(19,497)	(46,318)
Other venture capital investments	(8,918)	(11,079)	(18,678)
Other investments	(16)	(158)	—
Non-marketable securities (equity method accounting):
Other investments	(2,241)	(616)	(3,337)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(1,028)	(1,793)	(4,439)
Other investments	(34)	(125)	(408)

Total gross losses on investment securities	(47,192)	(45,410)	(74,025)

Gains (losses) on investment securities, net	$195,034	$93,360	$(31,209)

Gains (losses) attributable to noncontrolling interests, including carried interest	$125,042	$52,586	$(26,638)

(1)	The cost basis of available-for-sale securities sold is determined on a specific identification basis.

8.	Loans and Allowance for Loan Losses

We serve a variety of commercial clients in the technology, life science, venture capital/private equity and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and clean technology. Our

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The composition of loans, net of unearned income of $60.2 million and $45.5 million at December 31, 2011 and 2010, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2011	2010
Commercial loans:
Software	$2,492,849	$1,820,680
Hardware	952,303	641,052
Venture capital/private equity	1,117,419	1,036,201
Life science	863,737	575,944
Premium wine (1)	130,245	144,972
Other	342,147	375,928

Commercial loans	5,898,700	4,594,777

Real estate secured loans:
Premium wine (1)	345,988	312,255
Consumer loans (2)	534,001	361,704

Real estate secured loans	879,989	673,959

Construction loans	30,256	60,178
Consumer loans	161,137	192,823

Total loans, net of unearned income (3)	$6,970,082	$5,521,737

(1)	Included in our premium wine portfolio are gross construction loans of $110.8 million and $119.0 million at December 31, 2011 and 2010, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Consumer loans secured by real estate at December 31, 2011 and 2010 were comprised of the following:

	December 31,
(Dollars in thousands)	2011	2010
Loans for personal residences	$350,359	$189,039
Loans to eligible employees	99,704	88,510
Home equity lines of credit	83,938	84,155

Consumer loans secured by real estate	$534,001	$361,704

(3)	Included within our total loan portfolio are credit card loans of $49.7 million and $32.5 million at December 31, 2011 and 2010, respectively.

Credit Quality

The composition of loans, net of unearned income, broken out by portfolio segment and class of financing receivable as of December 31, 2011 and 2010 is as follows:

	December 31,
(Dollars in thousands)	2011	2010
Commercial loans:
Software	$2,492,849	$1,820,680
Hardware	952,303	641,052
Venture capital/private equity	1,117,419	1,036,201
Life science	863,737	575,944
Premium wine	476,233	457,227
Other	372,403	436,106

Total commercial loans	6,274,944	4,967,210

Consumer loans:
Real estate secured loans	534,001	361,704
Other consumer loans	161,137	192,823

Total consumer loans	695,138	554,527

Total loans, net of unearned income	$6,970,082	$5,521,737

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2011 and 2010:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2011:
Commercial loans:
Software	$415	$1,006	$—	$1,421	$2,515,327	$—
Hardware	1,951	45	—	1,996	954,690	—
Venture capital/private equity	45	—	—	45	1,128,475	—
Life science	398	78	—	476	871,626	—
Premium wine	1	174	—	175	475,406	—
Other	15	—	—	15	370,539	—

Total commercial loans	2,825	1,303	—	4,128	6,316,063	—

Consumer loans:
Real estate secured loans	—	—	—	—	515,534	—
Other consumer loans	590	—	—	590	157,389	—

Total consumer loans	590	—	—	590	672,923	—

Total gross loans excluding impaired loans	3,415	1,303	—	4,718	6,988,986	—

Impaired loans	1,350	1,794	6,613	9,757	26,860	—

Total gross loans	$4,765	$3,097	$6,613	$14,475	$7,015,846	$—

December 31, 2010:
Commercial loans:
Software	$674	$239	$17	$930	$1,834,897	$17
Hardware	89	819	27	935	642,786	27
Venture capital/private equity	—	—	—	—	1,046,696	—
Life science	157	—	—	157	578,208	—
Premium wine	—	—	—	—	451,006	—
Other	—	—	—	—	438,345	—

Total commercial loans	920	1,058	44	2,022	4,991,938	44

Consumer loans:
Real estate secured loans	—	—	—	—	341,048	—
Other consumer loans	—	—	—	—	192,771	—

Total consumer loans	—	—	—	—	533,819	—

Total gross loans excluding impaired loans	920	1,058	44	2,022	5,525,757	44

Impaired loans	323	913	7,805	9,041	30,385	—

Total gross loans	$1,243	$1,971	$7,849	$11,063	$5,556,142	$44

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of December 31, 2011 and 2010:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
December 31, 2011:
Commercial loans:
Software	$1,142	$—	$1,142	$1,540
Hardware	4,754	429	5,183	8,843
Life science	—	311	311	523
Premium wine	—	3,212	3,212	3,341
Other	4,303	1,050	5,353	9,104

Total commercial loans	10,199	5,002	15,201	23,351

Consumer loans:
Real estate secured loans	—	18,283	18,283	22,410
Other consumer loans	3,133	—	3,133	3,197

Total consumer loans	3,133	18,283	21,416	25,607

Total	$13,332	$23,285	$36,617	$48,958

December 31, 2010:
Commercial loans:
Software	$2,958	$334	$3,292	$5,332
Hardware	3,517	307	3,824	3,931
Life science	2,050	1,362	3,412	4,369
Premium wine	2,995	3,167	6,162	7,129
Other	1,158	1,019	2,177	2,790

Total commercial loans	12,678	6,189	18,867	23,551

Consumer loans:
Real estate secured loans	20,559	—	20,559	23,430

Total consumer loans	20,559	—	20,559	23,430

Total	$33,237	$6,189	$39,426	$46,981

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during 2011 and 2010:

	Year ended December 31,
(Dollars in thousands)	2011	2010
Average impaired loans:
Commercial loans:
Software	$2,575	$6,153
Hardware	5,854	9,485
Life science	1,228	5,772
Premium wine	2,566	1,461
Other	4,751	2,279

Total commercial loans	16,974	25,150

Consumer loans:
Real estate secured loans	19,179	21,055
Other consumer loans	1,076	117

Total consumer loans	20,255	21,172

Total average impaired loans	$37,229	$46,322

The following table summarizes the activity in the allowance for loan losses during 2011 and 2010, broken out by portfolio segment and class of financing receivable:

Year ended December 31, 2011 (dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (Reduction of)	Ending Balance
Commercial loans:
Software	$29,288	$(10,252)	$11,659	$7,568	$38,263
Hardware	14,688	(4,828)	455	6,495	16,810
Venture capital/private equity	8,241	—	—	(922)	7,319
Life science	9,077	(4,201)	6,644	(1,277)	10,243
Premium wine	5,492	(449)	1,223	(2,352)	3,914
Other	5,318	(3,954)	471	3,982	5,817

Total commercial loans	72,104	(23,684)	20,452	13,494	82,366

Consumer loans	10,523	(220)	4,671	(7,393)	7,581

Total allowance for loan losses	$82,627	$(23,904)	$25,123	$6,101	$89,947

Year ended December 31, 2010 (dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial loans:
Software	$24,209	$(16,230)	$5,838	$15,471	$29,288
Hardware	16,194	(10,568)	5,715	3,347	14,688
Venture capital/private equity	5,664	—	—	2,577	8,241
Life science	9,651	(17,629)	3,738	13,317	9,077
Premium wine	4,652	(1,457)	222	2,075	5,492
Other	3,877	(4,866)	737	5,570	5,318

Total commercial loans	64,247	(50,750)	16,250	42,357	72,104

Consumer loans	8,203	(489)	538	2,271	10,523

Total allowance for loan losses	$72,450	$(51,239)	$16,788	$44,628	$82,627

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2011 and 2010, broken out by portfolio segment:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$526	$37,737	$986	$28,302
Hardware	1,261	15,549	1,348	13,340
Venture capital/private equity	—	7,319	—	8,241
Life science	—	10,243	346	8,731
Premium wine	—	3,914	438	5,054
Other	1,180	4,637	122	5,196

Total commercial loans	2,967	79,399	3,240	68,864

Consumer loans	740	6,841	3,696	6,827

Total allowance for loan losses	$3,707	$86,240	$6,936	$75,691

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Quality Indicators

For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk rated 1 being cash secured. Loans risk rated 5 through 7 are loans that are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our “performing (criticized)” loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies.”); these loans are deemed “Impaired”. Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2011 and 2010:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
December 31, 2011:
Commercial loans:
Software	$2,290,497	$226,251	$1,142	$2,517,890
Hardware	839,230	117,456	5,183	961,869
Venture capital/private equity	1,120,373	8,147	—	1,128,520
Life science	748,129	123,973	311	872,413
Premium wine	434,309	41,272	3,212	478,793
Other	353,434	17,120	5,353	375,907

Total commercial loans	5,785,972	534,219	15,201	6,335,392

Consumer loans:
Real estate secured loans	497,060	18,474	18,283	533,817
Other consumer loans	151,101	6,878	3,133	161,112

Total consumer loans	648,161	25,352	21,416	694,929

Total gross loans	$6,434,133	$559,571	$36,617	$7,030,321

December 31, 2010:
Commercial loans:
Software	$1,717,309	$118,518	$3,292	$1,839,119
Hardware	575,401	68,320	3,824	647,545
Venture capital/private equity	1,031,373	15,323	—	1,046,696
Life science	520,596	57,769	3,412	581,777
Premium wine	400,519	50,487	6,162	457,168
Other	415,381	22,964	2,177	440,522

Total commercial loans	4,660,579	333,381	18,867	5,012,827

Consumer loans:
Real estate secured loans	337,087	3,961	20,559	361,607
Other consumer loans	181,561	11,210	—	192,771

Total consumer loans	518,648	15,171	20,559	554,378

Total gross loans	$5,179,227	$348,552	$39,426	$5,567,205

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Troubled Debt Restructurings

As of December 31, 2011, we had TDRs of $34.3 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. Substantially all of these TDRs were included as part of our impaired loan balances. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments and the ultimate collectability of all amounts contractually due may not be in doubt. There were unfunded commitments available for funding of $1.1 million to the clients associated with these TDRs as of December 31, 2011. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables as of December 31, 2011:

(Dollars in thousands)	December 31, 2011
Loans modified in TDRs:
Commercial loans:
Software	$1,142
Hardware	5,183
Premium wine	1,949
Other	4,934

Total commercial loans	13,208

Consumer loans:
Real estate secured loans	17,934
Other consumer loans	3,133

Total consumer loans	21,067

Total	$34,275

During 2011 all new TDRs were modified through payment deferrals granted to our clients, however no principal or interest was forgiven. The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during 2011.

(Dollars in thousands)	Year ended December 31, 2011
Loans modified in TDRs during the period:
Commercial loans:
Software	$615
Hardware	4,018
Premium wine	1,949
Other	3,884

Total commercial loans (1)	10,466

Consumer loans:
Other consumer loans	3,133

Total consumer loans	3,133

Total loans modified in TDR’s during the period	$13,599

(1)	During 2011, we had partial charge-offs of $2.8 million on loans classified as TDRs.

The related allowance for loan losses for the majority of our TDRs is determined on an individual basis by comparing the carrying value of the loan to the present value of the estimated future cash flows, discounted at

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the pre-modification contractual interest rate. For certain TDRs, the related allowance for loan losses is determined based on the fair value of the collateral if the loan is collateral dependent.

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during 2011, broken out by portfolio segment and class of financing receivable:

(Dollars in thousands)	Year ended December 31, 2011
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Hardware	$1,885
Premium wine	1,949

Total commercial loans	3,834

Consumer loans:
Other consumer loans	3,133

Total consumer loans	3,133

Total TDRs modified within the previous 12 months that defaulted in the period	$6,967

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of December 31, 2011.

9.	Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31,
(Dollars in thousands)	2011	2010
Computer software	$90,632	$68,728
Computer hardware	37,717	32,158
Leasehold improvements	32,604	31,026
Furniture and equipment	14,088	11,940

Total	175,041	143,852
Accumulated depreciation and amortization	(118,570)	(99,307)

Premises and equipment, net	$56,471	$44,545

Depreciation and amortization expense for premises and equipment was $17.7 million, $14.1 million, and $14.2 million in 2011, 2010 and 2009, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Deposits

The following table presents the composition of our deposits at December 31, 2011 and 2010:

	December 31,
(Dollars in thousands)	2011	2010
Noninterest-bearing demand	$11,861,888	$9,011,538
Negotiable order of withdrawal (NOW)	112,690	69,287
Money market	2,483,406	2,272,883
Money market deposits in foreign offices	117,638	98,937
Sweep deposits in foreign offices	1,978,165	2,501,466
Time	155,749	382,830

Total deposits	$16,709,536	$14,336,941

The aggregate amount of time deposit accounts individually equal to or greater than $100,000 totaled $126.0 million and $343.5 million at December 31, 2011 and 2010, respectively. Interest expense paid on time deposits individually equal to or greater than $100,000 totaled $0.9 million, $1.5 million and $2.1 million in 2011, 2010 and 2009, respectively. At December 31, 2011, time deposit accounts individually equal to or greater than $100,000 totaling $125.6 million were scheduled to mature within one year.

11.	Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at December 31, 2011 and 2010:

	Maturity	Principal value at December 31, 2011	Carrying value
(Dollars in thousands)			December 31, 2011	December 31, 2010
Short-term borrowings:
Other short-term borrowings	(1)	$—	$—	$37,245

Total short-term borrowings			$—	$37,245

Long-term debt:
5.375% Senior Notes	September 15, 2020	350,000	$347,793	$347,601
5.70% Senior Notes (2)	June 1, 2012	141,429	143,969	265,613
6.05% Subordinated Notes (3)	June 1, 2017	45,964	55,075	285,937
3.875% Convertible Notes	April 15, 2011	—	—	249,304
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,372	55,548
Other long-term debt	(4)	1,439	1,439	5,257

Total long-term debt			$603,648	$1,209,260

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. Due to the repurchase of $312.6 million of these notes and termination of associated portions of interest rate swaps in May 2011, the notional value of our swaps fell below the $10 million threshold specified in the agreement, and, therefore, the full collateral was returned to the counterparties.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	At December 31, 2011 and 2010, included in the carrying value of our 5.70% Senior Notes are $2.6 million and $15.7 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(3)	At December 31, 2011 and 2010, included in the carrying value of our 6.05% Subordinated Notes are $8.8 million and $36.3 million, respectively, related to the fair value of the interest rate swap associated with the notes.
(4)	Represents long-term notes payable related to one of our debt fund investments, and was payable beginning April 30, 2009 with the last payment due in April 2012.

The aggregate annual maturities of long-term debt obligations as of December 31, 2011 are as follows:

Year ended December 31, (dollars in thousands):
2012	$145,408
2013	—
2014	—
2015	—
2016	—
2017 and thereafter	458,240

Total	$603,648

Interest expense related to short-term borrowings and long-term debt was $30.2 million, $28.8 million and $27.7 million in 2011, 2010 and 2009, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of December 31, 2010 was 0.13 percent.

5.375% Senior Notes

In September 2010, we issued $350 million of 5.375% Senior Notes due in September 2020 (“5.375% Senior Notes”). We received net proceeds of $344.5 million after deducting underwriting discounts and commissions and other expenses. We used approximately $250 million of the net proceeds from the sale of the notes to meet obligations due on our 3.875% Convertible Notes, which matured on April 15, 2011 (see “3.875% Convertible Notes” section below for further details). The remaining net proceeds were used for general corporate purposes, including working capital.

Senior Notes and Subordinated Notes

On May 15, 2007, the Bank issued 5.70% Senior Notes, due June 1, 2012, in an aggregate principal amount of $250 million and 6.05% Subordinated Notes, due June 1, 2017, in an aggregate principal amount of $250 million (collectively, the “Notes”). The discount and issuance costs related to the Notes were $0.8 million and $4.2 million, respectively, and the net proceeds from the offering of the Notes were $495.0 million. The Notes are not redeemable prior to maturity and interest is payable semi-annually. Debt issuance costs of $2.0 million and $2.2 million related to the 5.70% Senior notes and 6.05% Subordinated notes, respectively, were deferred and are being amortized to interest expense over the term of the Notes, using the effective interest method. Concurrent with the issuance of the Notes, we entered into fixed-to-variable interest rate swap agreements related to both the senior notes and the subordinated notes (see Note 12—“Derivative Financial Instruments”).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We repurchased $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes through a tender offer transaction on May 2, 2011. These repurchases resulted in a gross loss from extinguishment of debt of $33.9 million, which included the payment of the repurchase premiums, transaction fees, and discount and origination fee accretion related to the notes. In connection with these repurchases, we terminated corresponding amounts of the interest rate swaps associated with these notes (see Note 12—“Derivative Financial Instruments”), resulting in a gross gain on swap termination of $37.0 million. The net gain from the note repurchases and the termination of corresponding portions of the interest rate swaps was $3.1 million (on a pre-tax basis), and was recognized during the second quarter of 2011 as a reduction in noninterest expense, which is included in the line item “Other”.

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

Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement (see Note 12—“Derivative Financial Instruments”), which effectively increased the economic conversion price of our 3.875% Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement were not part of the terms of the notes and did not affect the rights of the holders of the notes. The warrants expired ratably over 60 business days beginning on July 15, 2011.

The effective interest rate for our 3.875% Convertible Notes in 2011 and 2010 was 5.92 percent and 5.70 percent, respectively, and interest expense was $4.2 million and $14.1 million, respectively.

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% Junior Subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0 percent per annum of the face value of the junior subordinated debentures. Distributions for each of 2011, 2010 and 2009 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity on October 15, 2033, or may be redeemed prior to maturity in whole or in part, at our option, at any time on or after October 30, 2008. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 12—“Derivative Financial Instruments”).

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2011, we had not borrowed against any of our repurchase lines or any of our uncommitted federal funds lines. We also pledge

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised entirely of U.S. agency debentures) at December 31, 2011 totaled $1.5 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at December 31, 2011 totaled $100.5 million, all of which was unused and available to support additional borrowings.

12.	Derivative Financial Instruments

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

In connection with the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011, we terminated corresponding amounts of the associated interest rate swaps. As a result of these terminations, the remaining portions of the interest rate swaps no longer qualify for the shortcut method to assess hedge effectiveness under ASC 815, and are accounted for under the long-haul method. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

For more information on our 5.70% Senior Notes and 6.05% Subordinated Notes, see Note 11—“Short-Term Borrowings and Long-Term Debt.”

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss positions in other liabilities, while net changes in fair value are recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Equity Market Price Risk

Our 3.875% Convertible Notes, which matured in April 2011, contained conversion options that enabled holders to convert the notes, subject to certain conditions. Upon conversion of the notes, we paid the outstanding principal amount in cash as required by the terms of the notes, and to the extent that the conversion value exceeded the principal amount, we had the option to pay cash or shares of our common stock (or a combination of cash and shares) in respect of the excess amount. The conversion option represented an equity risk exposure for the excess conversion value and was an equity derivative classified in stockholders’ equity. We managed equity market price risk of our 3.875% Convertible Notes by entering into a convertible note hedge and warrant agreement at a net cost of $20.6 million, which effectively increased the economic conversion price from $53.04 per common share to $64.43, and decreased potential dilution to stockholders resulting from the conversion option. For 2011, 2010 and 2009, there were no conversions or exercises under the warrant agreement as the warrants were not convertible. The warrants expired ratably over 60 business days beginning on July 15, 2011.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. We do not designate any of these contracts (which are derivative instruments) as qualifying for hedge accounting. Increases from changes in fair value are included in other assets and decreases from changes in fair value are included in other liabilities. The net change in the fair value of these derivatives is recorded through net gains (losses) on derivative instruments, in noninterest income, a component of consolidated net income.

Counterparty Credit Risk

We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2011 and 2010, were as follows:

		December 31, 2011				December 31, 2010
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$187,393	$11,441	$—	$11,441	$500,000	$52,017	$37,245	$14,772

Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	68,518	514		514	33,046	459	—	459
Foreign exchange forwards	Other liabilities	6,822	(199)	—	(199)	26,764	(280)	—	(280)

Net exposure			315	—	315		179	—	179

Other derivative instruments:
Equity warrant assets	Other assets	144,586	66,953	—	66,953	126,062	47,565	—	47,565

Other derivatives:
Foreign exchange forwards	Other assets	387,714	17,541	—	17,541	291,243	9,408	—	9,408
Foreign exchange forwards	Other liabilities	366,835	(16,346)	—	(16,346)	267,218	(8,505)	—	(8,505)
Foreign currency options	Other assets	75,600	271	—	271	118,133	1,482	—	1,482
Foreign currency options	Other liabilities	75,600	(271)	—	(271)	118,133	(1,482)	—	(1,482)
Loan conversion options	Other assets	14,063	923	—	923	10,175	4,291		4,291
Client interest rate derivatives	Other assets	39,713	50	—	50	—	—	—	—
Client interest rate derivatives	Other liabilities	39,713	(52)	—	(52)	—	—	—	—

Net exposure			2,116	—	2,116		5,194	—	5,194

Net			$80,825	$—	$80,825		$104,955	$37,245	$67,710

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “Short-term borrowings” on our consolidated balance sheets.
(2)	Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2011 remain at investment grade or higher and there were no material changes in their credit ratings for the year ended December 31, 2011.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2011, 2010 and 2009 is as follows:

(Dollars in thousands)	Statement of Income Location	Year ended December 31,
		2011	2010	2009
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$14,486	$24,682	$20,967
Changes in fair value of interest rate swap	Net gains (losses) on derivative instruments	(470)	—	(170)

Net gains associated with interest rate risk derivatives		$14,016	$24,682	$20,797

Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluation of foreign currency loans, net	Other noninterest income	$(1,821)	$(427)	$1,945
Gains (losses) on internal foreign exchange forward contracts, net	Net gains (losses) on derivative instruments	1,973	710	(2,258)

Net gains (losses) associated with currency risk		$152	$283	$(313)

Other derivative instruments:
Gains (losses) on equity warrant assets	Net gains (losses) on derivative instruments	$37,439	$6,556	$(55)

Gains on client foreign exchange forward contracts, net	Net gains (losses) on derivative instruments	$2,259	$1,914	$1,730

Net (losses) gains on other derivatives (1)	Net gains (losses) on derivative instruments	$(2,520)	$342	$—

(1)	Primarily represents the change in fair value of loan conversion options.

13.	Other Noninterest Income and Expense

A summary of other noninterest income for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Fund management fees	$10,730	$10,753	$10,328
Service-based fee income	9,717	8,840	7,554
Unused commitment fees	7,095	6,833	3,534
Loan syndication fees	1,020	1,775	—
(Losses) gains on revaluation of foreign currency loans, net	(1,821)	(427)	1,945
Currency revaluation (losses) gains	(4,275)	959	764
Other	7,689	6,909	5,836

Total other noninterest income	$30,155	$35,642	$29,961

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of other noninterest expense for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Telephone	$5,835	$4,952	$4,202
Data processing services	4,811	4,060	3,025
Client services	4,594	2,716	1,923
Tax credit fund amortization	4,474	3,965	4,614
Postage and supplies	2,162	2,198	2,985
Dues and publications	1,570	1,519	1,872
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	(3,123)	—	—
Other	10,499	7,081	6,102

Total other noninterest expense	$30,822	$26,491	$24,723

(1)	Represents gains from the repurchase of $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in 2011. For more information, see Note 11—“Short-Term Borrowings and Long-Term Debt.”

14.	Income Taxes

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. Our U.S. federal tax returns for the years 1999 through 2005 were not reviewed and are no longer open to examination by the Internal Revenue Service. Our U.S. federal tax returns for 2006 and subsequent years remain open to examination. Our California and Massachusetts tax returns for the years 2006 and 2007, respectively, and subsequent years remain open to examination.

The Company is currently under audit examination by the IRS for the 2008 and 2009 tax years, which began in July 2011. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases will be recorded as income tax expense or benefit in the consolidated statements of operations. While the actual outcome is subject to the completion of these audits, we do not believe there will be a material adverse impact on the Company’s results of operations.

Current taxes receivable were $1.0 million at December 31, 2011, compared to $0.2 million at December 31, 2010.

The components of our provision for income taxes for 2011, 2010 and 2009, consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Current provision:
Federal	$86,220	$47,794	$25,300
State	25,505	15,042	7,813
Deferred expense (benefit):
Federal	5,756	(1,157)	1,445
State	1,606	(277)	649

Income tax expense	$119,087	$61,402	$35,207

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2011, 2010 and 2009, is as follows:

	Year ended December 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	6.0	6.2	6.6
Meals and entertainment	0.5	0.7	0.9
Share-based compensation expense on incentive stock options and ESPP	0.3	1.2	2.8
Disallowed officer’s compensation	0.1	0.3	1.2
Goodwill impairment—eProsper	—	—	1.7
Tax-exempt interest income	(0.4)	(0.9)	(1.7)
Low-income housing tax credit	(1.1)	(2.4)	(5.2)
Other, net	0.5	(0.8)	1.0

Effective income tax rate	40.9%	39.3%	42.3%

Deferred tax (liabilities) assets at December 31, 2011 and 2010, consisted of the following:

	December 31,
(Dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$45,521	$40,633
Share-based compensation expense	9,786	8,062
Loan fee income	8,969	7,533
State income taxes	6,576	3,636
Net operating loss	6,089	3,992
Other accruals not currently deductible	6,010	2,601
Research and development credit	364	237
Premises and equipment and other intangibles	—	2,096
Derivative equity warrant assets	—	1,270
Original issuance discount on 2008 convertible notes	—	1,212
Other	16	18

Deferred tax assets	83,331	71,290
Valuation allowance	(6,453)	(4,229)

Net deferred tax assets after valuation allowance	76,878	67,061

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(59,180)	(16,696)
Nonmarketable securities	(14,478)	(6,965)
Derivative equity warrant assets	(5,428)	—
Premises and equipment and other intangibles	(4,515)	—
FHLB stock dividend	(1,252)	(1,251)
Other	—	(278)

Deferred tax liabilities	(84,853)	(25,190)

Net deferred tax (liabilities) assets	$(7,975)	$41,871

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011 and 2010, federal net operating loss carryforwards totaled $15.8 million and $10.4 million, respectively, and state net operating loss carryforwards totaled $7.8 million and $5.2 million, respectively. These net operating loss carryforwards expire at various dates beginning in 2013 and ending in 2030. A portion of our net operating loss carryforwards will be subject to provisions of the tax law that limits the use of losses that existed at the time there is a change in control of an enterprise. At December 31, 2011, the amount of our federal and state net operating loss carryforwards that would be subject to these limitations was $7.2 million and $2.2 million, respectively.

We believe that it is more likely than not that the benefit from these net operating loss carryforward and research and development credits associated with eProsper will not be realized due to the lack of future profitability in that business. In recognition of this risk, we have provided a valuation allowance of $6.5 million and $4.2 million on the deferred tax assets related to these net operating loss carryforward and research and development credits at December 31, 2011 and 2010, respectively. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.

A summary of changes in our unrecognized tax benefit (including interest and penalties) in 2011 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at December 31, 2010	$296	$134	$430
Additions based on tax positions related to current year	272	—	272
Additions for tax positions for prior years	136	40	176
Reduction for tax positions for prior years	(6)	(2)	(8)
Reduction as a result of a lapse of the applicable statute of limitations	(58)	(32)	(90)

Balance at December 31, 2011	$640	$140	$780

At December 31, 2011, our unrecognized tax benefit was $0.8 million, the recognition of which would reduce our income tax expense by $0.6 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

15.	Employee Compensation and Benefit Plans

Our employee compensation and benefit plans include: (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Long-Term Cash Incentive Plan; (iv) Retention Program; (v) Warrant Incentive Plan; (vi) SVB Financial Group 401(k) and Employee Stock Ownership Plan; (vii) Employee Home Ownership Plan; and (viii) Deferred Compensation Plan; (ix) Equity Incentive Plans; (x) Employee Stock Purchase Plan. The Equity Incentive Plans and the Employee Stock Purchase Plan are described in Note 4—“Share-Based Compensation.”

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of expenses incurred under certain employee compensation and benefit plans for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Incentive Compensation Plans	$67,008	$38,794	$18,285
Direct Drive Incentive Compensation Plan	17,745	16,966	6,878
Long-Term Cash Incentive Plan	3,861	1,723	—
Retention Program	2,430	222	977
Warrant Incentive Plan	2,473	829	578
SVBFG 401(k) Plan	8,164	6,058	6,010
SVBFG Employee Stock Ownership Plan	8,652	8,019	—

Incentive Compensation Plan

Our Incentive Compensation Plan (“ICP”) is an annual cash incentive plan that rewards performance based on our financial results and other performance criteria. Awards are made based on company performance, the employee’s target bonus level, and management’s assessment of individual employee performance.

Direct Drive Incentive Compensation Plan

The Direct Drive Incentive Compensation Plan (“Direct Drive”) is an annual sales incentive program. Payments are based on sales teams’ performance to predetermined financial targets and other performance criteria. Actual awards for each sales team member under Direct Drive are based on: (i) the actual results and financial performance with respect to the incentive gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member’s sales position and team payout allocation. We define incentive gross profit targets as the revenue goals for total interest income after funds transfer pricing and noninterest income plus one percent of off-balance sheet funds. Income associated with equity warrant assets is not included in the incentive gross profit targets. Additionally, sales team members may receive a discretionary award based on management’s assessment of such member’s contributions and performance during the applicable fiscal year, regardless of achievement of team gross profit targets.

Long-Term Cash Incentive Plan

The Long-Term Cash Incentive Plan (“LTI Plan”) is a long-term performance-based cash incentive program. Awards are generally made based on company and individual performance over multi-year periods.

Retention Program

The Retention Program (“RP”) is a long-term incentive plan that allows designated employees to share directly in our investment success. Plan participants are granted an interest in the distributions of gains from certain designated investments made by us during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain venture capital and private equity funds, debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us.

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

SVB Financial Group 401(k) and Employee Stock Ownership Plan

The SVB Financial Group 401(k) (the “401(k) Plan”) and Employee Stock Ownership Plan (“ESOP”), collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.

Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $16,500 annually for each year 2009 through 2011. We match the employee’s contributions dollar-for-dollar, up to 5 percent of the employee’s pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.

Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash or our common stock (or a combination of cash and stock), in an amount not exceeding 10 percent of the employee’s eligible pay earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years during a participant’s first five years of service (thereafter all subsequent ESOP contributions are fully vested).

Employee Home Ownership Plan

The Employee Home Ownership Plan (“EHOP”) is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage for their primary residence, which is due and payable in either five or seven years and is based on amortization over a 30 year period. Applicants must qualify for a loan through the normal mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80 percent of the lesser of the purchase price or the appraised value. The interest rate on the loan is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be up to 2 percent below the market rate. The loan rate shall not be less than the greater of either the five-year Treasury Note plus 25 basis points (for the five year loan) or the average of the five year and 10 year Treasury Note plus 25 basis points (for the seven year loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days.

Deferred Compensation Plan

Under the Deferred Compensation Plan (the “DC Plan”), eligible employees may elect to defer up to 25 percent of their base salary and/or up to 100 percent of any eligible bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the DC Plan, and any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the DC Plan, nor do we make any other contributions to the DC Plan. Deferrals under the DC Plan were $1.3 million, $0.4 million and $0.6 million in 2011, 2010 and 2009, respectively. The DC Plan investment had losses of $0.1 million in 2011, and gains of $0.4 million and $0.6 million in 2010 and 2009, respectively.

16.	Related Parties

Loan Transactions

SVB Financial previously had a commitment under a partially-syndicated revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund, and its affiliated funds (“Gold Hill 03 Funds”), for which SVB Financial has ownership interests in each of the funds. In May 2011 this line of credit expired, and there was no outstanding balance under the facility as of December 31, 2011 and 2010.

During the second quarter of 2011, the Bank resolved a $0.7 million nonperforming loan made to a relative of one of the Bank’s executive officers. The largest aggregate amount of principal outstanding during 2011 was $0.7 million. During 2011, the Bank recovered total payments of $0.2 million, which was applied towards principal. $0.5 million has been charged off.

Additionally, during 2011, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

17.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments

Operating Leases

We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2021, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2011:

Year ended December 31, (dollars in thousands):
2012	$14,742
2013	13,223
2014	10,795
2015	7,312
2016	7,097
2017 and thereafter	25,708

Net minimum operating lease payments	$78,877

Rent expense for premises and equipment leased under operating leases totaled $11.9 million, $11.5 million and $10.7 million in 2011, 2010 and 2009, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit (excluding letters of credit) at December 31, 2011 and 2010, respectively:

	December 31,
(Dollars in thousands)	2011	2010
Commitments available for funding: (1)
Fixed interest rate commitments	$658,377	$386,055
Variable interest rate commitments	6,548,002	5,884,450

Total commitments available for funding	$7,206,379	$6,270,505

Commitments unavailable for funding (2)	$841,439	$963,847
Maximum lending limits for accounts receivable factoring arrangements (3)	747,392	697,702
Reserve for unfunded credit commitments (4)	21,811	17,414

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.
(4)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes our commercial and standby letters of credit at December 31, 2011. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments

Financial standby letters of credit	$723,710	$82,346	$806,056	$806,056
Performance standby letters of credit	45,631	3,924	49,555	49,555
Commercial letters of credit	5,580	—	5,580	5,580

Total	$774,921	$86,270	$861,191	$861,191

At December 31, 2011 and 2010, deferred fees related to financial and performance standby letters of credit were $6.1 million and $5.2 million, respectively. At December 31, 2011, collateral in the form of cash of $271.7 million and available-for-sale securities of $15.4 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to Invest in Venture Capital and Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over five to seven years. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at December 31, 2011:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	222	5.1
SVB India Capital Partners I, LP	7,750	1,364	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	920	159	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,950	8.6
SVB Strategic Investors Fund III, LP	15,000	3,000	5.9
SVB Strategic Investors Fund IV, LP	12,239	5,997	5.0
Strategic Investors Fund V, LP	500	460	0.3
SVB Capital Preferred Return Fund, LP	12,687	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other Fund Investments (4)	332,618	86,811	Various

Total	$513,222	$116,961

(1)	Our ownership includes 1.3 percent direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8 percent indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 41.5 percent direct ownership and indirect ownership interest of 12.6 percent and 4.1 percent in the fund through our ownership interests of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.
(3)	Our ownership includes 4.8 percent direct ownership and 4.5 percent indirect ownership interest through GHLLC.
(4)	Represents commitments to 334 funds (primarily venture capital funds) where our ownership interest is generally less than 5% of the voting interests of each such fund.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the total remaining unfunded commitments to the venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2011:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,311
SVB Strategic Investors Fund II, LP	12,145
SVB Strategic Investors Fund III, LP	60,040
SVB Strategic Investors Fund IV, LP	137,375
Strategic Investors Fund V, LP	43,628
SVB Capital Preferred Return Fund, LP	23,234
SVB Capital—NT Growth Partners, LP	26,373
Other private equity fund	4,659

Total	$309,765

18.	Fair Value of Financial Instruments

Fair Value Measurements

Our available-for-sale securities, derivative instruments, and certain non-marketable and marketable securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

During 2011 we had transfers of $3.9 million from Level 2 to Level 1. There were no transfers between Level 1 and Level 2 during 2010. Transfers from Level 3 to Level 2 in 2011 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Transfers from Level 3 to Level 2 in 2010 included $10.8 million due to the IPO of one of our portfolio companies, which was included in our non-marketable securities portfolio. All other transfers from Level 3 to Level 2 in 2010 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$25,964	$—	$25,964
U.S. agency debentures	—	2,874,932	—	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,564,286	—	1,564,286
Agency-issued collateralized mortgage obligations—fixed rate	—	3,373,760	—	3,373,760
Agency-issued collateralized mortgage obligations—variable rate	—	2,413,378	—	2,413,378
Agency-issued commercial mortgage-backed securities	—	178,693	—	178,693
Municipal bonds and notes	—	100,498	—	100,498
Equity securities	4,535	—	—	4,535

Total available-for-sale securities	4,535	10,531,511	—	10,536,046

Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	—	—	611,824	611,824
Other venture capital investments	—	—	124,121	124,121
Other investments	—	—	987	987

Total non-marketable securities (fair value accounting)	—	—	736,932	736,932

Other assets:
Marketable securities	1,410	—	—	1,410
Interest rate swaps	—	11,441	—	11,441
Foreign exchange forward and option contracts	—	18,326	—	18,326
Equity warrant assets	—	3,923	63,030	66,953
Loan conversion options	—	923	—	923
Client interest rate derivatives	—	50	—	50

Total assets (1)	$5,945	$10,566,174	$799,962	$11,372,081

Liabilities
Foreign exchange forward and option contracts	$—	$16,816	$—	$16,816
Client interest rate derivatives		52		52

Total liabilities	$—	$16,868	$—	$16,868

(1)	Included in Level 1 and Level 3 assets are $1.2 million and $647.5 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$26,410	$—	$26,410
U.S. agency debentures	—	2,835,093	—	2,835,093
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,248,510	—	1,248,510
Agency-issued collateralized mortgage obligations—fixed rate	—	830,466	—	830,466
Agency-issued collateralized mortgage obligations—variable rate	—	2,879,525	—	2,879,525
Municipal bonds and notes	—	97,580	—	97,580
Equity securities	383	—	—	383

Total available-for-sale securities	383	7,917,584	—	7,917,967

Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	—	—	391,247	391,247
Other venture capital investments	—	—	111,843	111,843
Other investments	—	—	981	981

Total non-marketable securities (fair value accounting)	—	—	504,071	504,071

Other assets:
Marketable securities	28	9,240	—	9,268
Interest rate swaps	—	52,017	—	52,017
Foreign exchange forward and option contracts	—	11,349	—	11,349
Equity warrant assets	—	4,028	43,537	47,565
Loan conversion options	—	4,291	—	4,291

Total assets (1)	$411	$7,998,509	$547,608	$8,546,528

Liabilities
Foreign exchange forward and option contracts	$—	$10,267	$—	$10,267

Total liabilities	$—	$10,267	$—	$10,267

(1)	Included in Level 2 and Level 3 assets are $8.1 million and $423.5 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2011, 2010 and 2009:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2011:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$391,247	$119,164	$156,498	$—	$—	$(55,085)	$—	$—	$611,824
Other venture capital investments	111,843	25,794	13,981	(27,513)	—	16	—	—	124,121
Other investments	981	24	—	—	—	(18)	—	—	987

Total non-marketable securities (fair value accounting) (1)	504,071	144,982	170,479	(27,513)	—	(55,087)	—	—	736,932
Other assets:
Equity warrant assets (2)	43,537	31,958	—	(25,534)	13,849	(63)	—	(717)	63,030

Total assets	$547,608	$176,940	$170,479	$(53,047)	$13,849	$(55,150)	$—	$(717)	$799,962

Year ended December 31, 2010:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$271,316	$43,645	$105,899	$—	$—	$(29,613)	$—	$—	$391,247
Other venture capital investments	96,577	18,696	14,134	(6,773)	—	—	—	(10,791)	111,843
Other investments	1,143	(18)	—	—	—	(144)	—	—	981

Total non-marketable securities (fair value accounting) (1)	369,036	62,323	120,033	(6,773)	—	(29,757)	—	(10,791)	504,071
Other assets:
Equity warrant assets (2)	40,119	4,922	—	(8,538)	7,781	(60)	—	(687)	43,537

Total assets	$409,155	$67,245	$120,033	$(15,311)	$7,781	$(29,817)	$—	$(11,478)	$547,608

Year ended December 31, 2009:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$242,645	$(28,893)	$70,699	$—	$—	$(13,135)	$—	$—	$271,316
Other venture capital investments	82,444	(1,768)	17,514	(1,613)	—	—	—	—	96,577
Other investments	1,547	762	—	—	—	(1,166)	—	—	1,143

Total non-marketable securities (fair value accounting) (1)	326,636	(29,899)	88,213	(1,613)	—	(14,301)	—	—	369,036
Other assets:
Equity warrant assets (2)	41,699	(2,115)	—	(4,193)	4,954	(15)	—	(211)	40,119

Total assets	$368,335	$(32,014)	$88,213	$(5,806)	$4,954	$(14,316)	$—	$(211)	$409,155

(1)	Realized and unrealized gains (losses) are recorded on the line items gains (losses) on investment securities, net, and other noninterest income, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item gains (losses) on derivative instruments, net, a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the amount of unrealized gains included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2011:

(Dollars in thousands)	Year ended December 31, 2011
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$78,361
Other venture capital investments	17,406
Other investments	24

Total non-marketable securities (fair value accounting) (1)	95,791
Other assets:
Equity warrant assets (2)	16,345

Total unrealized gains	$112,136

Unrealized gains attributable to noncontrolling interests	$89,436

(1)	Unrealized gains are recorded on the line items gains on investment securities, net, and other noninterest income, components of noninterest income.
(2)	Unrealized gains are recorded on the line item gains on derivative instruments, net, a component of noninterest income.

Financial Instruments Not Carried at Fair Value

FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with these requirements.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of our financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair values are management’s estimates of the values, and they are calculated based on indicator prices corroborated by observable market quotes or pricing models, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision or substantiated by comparison to independent markets, and they may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount is a reasonable estimate of fair value because of the insignificant risk of changes in fair value due to changes in market interest rates, and purchased in conjunction with our cash management activities.

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). The fair value of other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partner. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events, if any, during the reporting period. The fair value of our low income housing tax credit funds (equity method accounting) is based on carrying value.

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans and the forward yield curve. This method is not based on the exit price concept of fair value required under ASC 820, Fair Value Measurement.

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

Short-Term Borrowings

Short-term borrowings at December 31, 2010 included cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The carrying amount is a reasonable estimate of fair value. Due to our repurchase of $312.6 million of these notes and termination of associated portions of interest rate swaps (see Note 11—“Short-Term Borrowings and Long-Term Debt”) in May 2011, the notional value of our swaps fell below the $10 million threshold specified in the agreement, and therefore, the full collateral was returned to the counterparties.

Long-Term Debt

Long-term debt includes our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures, 5.70% Senior Notes, 6.05% Subordinated Notes and other long-term debt (see Note 11- “Short-Term Borrowings and Long-

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Debt”). At December 31, 2010, long-term debt also included our 3.875% Convertible Notes, which matured in April 2011 (see Note 11—“Short-Term Borrowings and Long-Term Debt”). The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 5.70% Senior Notes and 6.05% Subordinated Notes are amounts related to the fair value of the interest rate swaps associated with the notes.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2011 and 2010. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of December 31, 2011 and 2010. The following table is a summary of the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Non-marketable securities (cost and equity method accounting)	$267,508	$290,393	$217,449	$230,158
Net loans	6,880,135	6,964,438	5,439,110	5,466,252
Financial liabilities:
Other short-term borrowings	—	—	37,245	37,245
Deposits	16,709,536	16,709,133	14,336,941	14,334,013
5.375% Senior Notes	347,793	362,786	347,601	344,498
5.70% Senior Notes (1)	143,969	145,184	265,613	277,301
6.05% Subordinated Notes (2)	55,075	57,746	285,937	298,101
3.875% Convertible Notes	—	—	249,304	276,825
7.0% Junior Subordinated Debentures	55,372	51,526	55,548	49,485
Other long-term debt	1,439	1,439	5,257	5,257
Off-balance sheet financial assets:
Commitments to extend credit	—	21,232	—	19,264

(1)	At December 31, 2011 and December 31, 2010, included in the carrying value and estimated fair value of our 5.70% Senior Notes are $2.6 million and $15.7 million, respectively, related to the fair value of the interest rate swaps associated with the notes.
(2)	At December 31, 2011, and December 31, 2010, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes, are $8.8 million and $36.3 million, respectively, related to the fair value of the interest rate swaps associated with the notes.

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

Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions to be received through IPO’s and merger and acquisition (“M&A”) activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2011:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$611,824	$309,765
Non-marketable securities (equity method accounting):
Other investments (2)	61,227	8,750
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	163,674	80,010

Total	$836,725	$398,525

(1)	Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds, one of our direct venture funds and one other private equity fund. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $534.2 million and $296.4 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.
(2)	Other investments within non-marketable securities (equity method accounting) include investments in debt funds and venture capital and private equity fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 years, depending on the age of the funds.
(3)	Venture capital and private equity fund investments within non-marketable securities (cost method accounting) include investments in venture capital and private equity fund investments that invest primarily in U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Regulatory Matters

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

Quantitative measures, established by the regulators to ensure capital adequacy, require that SVB Financial Group and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the net unrealized gains and losses, after applicable taxes, on securities available-for-sale carried at fair value). Tier 1 capital must comprise at least half of total capital. Components of Tier 2 capital include preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains and losses on available-for-sale securities (deducted from Tier 1 capital above), subject to limitations by the guidelines. Tier 3 capital includes certain qualifying unsecured subordinated debt. We did not have any Tier 3 capital as of December 31, 2011 and December 31, 2010.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized and a well capitalized depository institution, as of December 31, 2011 and 2010:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum
December 31, 2011:
Total risk-based capital:
SVB Financial	13.95%	10.0%	8.0%	$1,651,545	$1,183,790	$947,032
Bank	12.33	10.0	8.0	1,414,138	1,146,740	917,392
Tier 1 risk-based capital:
SVB Financial	12.62	6.0	4.0	1,493,823	710,274	473,516
Bank	10.96	6.0	4.0	1,257,030	688,044	458,696
Tier 1 leverage:
SVB Financial	7.92	N/A	4.0	1,493,823	N/A	754,516
Bank	6.87	5.0	4.0	1,257,030	915,095	732,076

December 31, 2010:
Total risk-based capital:
SVB Financial	17.35%	10.0%	8.0%	$1,632,469	$940,668	$752,534
Bank	15.48	10.0	8.0	1,400,255	904,791	723,832
Tier 1 risk-based capital:
SVB Financial	13.63	6.0	4.0	1,282,417	564,401	376,267
Bank	11.61	6.0	4.0	1,050,745	542,874	361,916
Tier 1 leverage:
SVB Financial	7.96	N/A	4.0	1,282,417	N/A	644,041
Bank	6.82	5.0	4.0	1,050,745	769,990	615,992

20.	Segment Reporting

Effective January 1, 2011, we changed the way we monitor performance and results of our business segments and as a result, we changed how our segments are presented. We have reclassified all prior period segment information to conform to the current presentation of our operating segments.

We have three operating segments for management reporting purposes: Global Commercial Bank, SVB Private Bank, and SVB Capital. The results of our operating segments are based on our internal management reporting process.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a description of the services that our three operating segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Effective January 1, 2011, Global Commercial Bank included the results of SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. SVB Specialty Lending provides banking products and services to our premium wine industry clients, including vineyard development loans, as well as community development loans made as part of our responsibilities under the Community Reinvestment Act. Previously, the results of SVB Specialty Lending were included as part of our Relationship Management segment (no longer a separately reported operating segment effective January 1, 2011). SVB Analytics provides equity valuation and equity management services to private companies and venture capital/private equity firms. Previously, the results of SVB Analytics were included as part of our Other Business Services segment (no longer a separately reported operating segment effective January 1, 2011). Our Debt Fund Investments primarily include the Gold Hill Funds, which provide secured debt to private companies of all stages, and Partners for Growth Funds, which provide secured debt primarily to mid-stage and late-stage clients. Previously, the results of our Debt Fund Investments were included as part of our Other Business Services segment. As a result of these changes, our Global Commercial Bank segment’s income before income tax expense for 2010 and 2009 was reduced by $39.7 million and $31.8 million, respectively, due to our reclassification of all prior periods to reflect the current segment composition.

•

SVB Private Bank provides banking products and a range of credit services to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Previously, the results of SVB Private Bank were included as part of our Relationship Management segment. Effective January 1, 2011, the results of SVB Private Bank are separately reported.

•

SVB Capital manages funds (primarily venture capital funds) on behalf of SVB Financial Group and other third party limited partners. The SVB Capital family of funds is comprised of funds of funds and direct venture funds. Effective January 1, 2011, SVB Capital included the results of our Strategic Investments, which includes certain strategic investments held by SVB Financial. Previously, the results of our Strategic Investments were included as part of our Other Business Services segment.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated results. The Other Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income (loss) in the Other Items column is primarily interest income recognized from our available-for-sale

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities portfolio, partially offset by interest income transferred to the segments as part of FTP. Noninterest income in the Other Items column is primarily attributable to noncontrolling interests and gains (losses) on equity warrant assets. For 2011 and 2010, noninterest income in the Other Items column also includes $37.3 million and $24.7 million, respectively, in gains from the sale of certain available-for-sale securities. Noninterest expense in the Other Items column primarily consists of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Additionally, average assets in the Other Items column primarily consist of cash and cash equivalents and our available-for-sale securities portfolio balances.

Our segment information for 2011, 2010 and 2009 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Year ended December 31, 2011
Net interest income	$445,466	$20,466	$10	$60,335	$526,277
(Provision for) reduction of loan losses	(13,494)	7,393	—	—	(6,101)
Noninterest income	150,116	516	27,358	204,342	382,332
Noninterest expense (2)	(358,712)	(10,174)	(13,079)	(118,663)	(500,628)

Income before income tax expense (3)	$223,376	$18,201	$14,289	$146,014	$401,880

Total average loans	$5,099,516	$658,175	$—	$57,380	$5,815,071
Total average assets	5,603,935	658,797	226,423	12,181,344	18,670,499
Total average deposits	15,364,804	186,604	—	17,393	15,568,801

Year ended December 31, 2010
Net interest income	$367,927	$13,015	$—	$37,193	$418,135
Provision for loan losses	(42,357)	(2,271)	—	—	(44,628)
Noninterest income	136,531	496	19,491	91,012	247,530
Noninterest expense (2)	(307,508)	(4,405)	(15,652)	(95,253)	(422,818)

Income before income tax expense (3)	$154,593	$6,835	$3,839	$32,952	$198,219

Total average loans	$3,948,872	$461,620	$—	$25,419	$4,435,911
Total average assets	4,281,745	461,697	157,461	9,957,333	14,858,236
Total average deposits	11,911,639	129,536	—	(12,848)	12,028,327

Year ended December 31, 2009
Net interest income (loss)	$380,668	$14,176	$(16)	$(12,678)	$382,150
Provision for loan losses	(79,867)	(10,313)	—	—	(90,180)
Noninterest income (loss)	119,834	371	2,365	(24,827)	97,743
Noninterest expense, excluding impairment of goodwill (2)	(237,475)	(2,989)	(15,140)	(84,170)	(339,774)
Impairment of goodwill	(4,092)	—	—	—	(4,092)

Income (loss) before income tax expense (3)	$179,068	$1,245	$(12,791)	$(121,675)	$45,847

Total average loans	$4,188,908	$487,825	$—	$22,963	$4,699,696
Total average assets	4,370,702	487,990	136,176	6,331,473	11,326,341
Total average deposits	8,679,761	107,602	—	6,736	8,794,099

(1)	Global Commercial Bank’s and SVB Capital’s components of net interest income (loss), noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.
(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $12.2 million, $9.7 million and $9.9 million in 2011, 2010 and 2009, respectively.
(3)	The internal reporting model used by management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Parent Company Only Condensed Financial Information

The condensed balance sheets of SVB Financial at December 31, 2011 and 2010, and the related condensed statements of income and cash flows for 2011, 2010 and 2009, are presented below.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2011	2010
Assets:
Cash and cash equivalents	$137,185	$433,661
Investment securities	235,822	183,929
Net loans	10,903	6,692
Other assets	108,712	101,118
Investment in subsidiaries:
Bank subsidiary	1,346,854	1,074,561
Nonbank subsidiaries	156,577	150,870

Total assets	$1,996,053	$1,950,831

Liabilities and SVBFG stockholders’ equity:
5.375% Senior Notes	$347,793	$347,601
3.875% Convertible Notes	—	249,304
7.0% Junior Subordinated Debentures	55,372	55,548
Other long-term debt	1,439	5,257
Other liabilities	22,057	18,771

Total liabilities	426,661	676,481

SVBFG stockholders’ equity	1,569,392	1,274,350

Total liabilities and SVBFG stockholders’ equity	$1,996,053	$1,950,831

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Interest income	$2,819	$1,603	$3,179
Interest expense	(27,252)	(22,816)	(17,679)
Gains (losses) on derivative instruments, net	34,654	6,570	(200)
Gains (losses) on investment securities, net	16,432	6,923	(1,319)
General and administrative expenses	(71,355)	(66,489)	(65,400)
Income tax benefit	7,468	24,918	30,398

Loss before net income of subsidiaries	(37,234)	(49,291)	(51,021)
Equity in undistributed net income of nonbank subsidiaries	22,081	17,536	1,261
Equity in undistributed net income of bank subsidiary	187,055	126,706	97,770

Net income attributable to SVBFG	$171,902	$94,951	$48,010

Preferred stock dividend and discount accretion	—	—	(25,336)

Net income available to common stockholders	$171,902	$94,951	$22,674

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income attributable to SVBFG	$171,902	$94,951	$48,010
Adjustments to reconcile net income to net cash used for operating activities:
(Gains) losses on derivative instruments, net	(34,654)	(6,570)	200
(Gains) losses on investment securities, net	(16,432)	(6,923)	1,319
Net income of bank subsidiary	(187,055)	(126,706)	(97,770)
Net income on nonbank subsidiaries	(22,081)	(17,536)	(1,261)
Amortization of share-based compensation	18,221	13,761	14,784
Decrease (increase) in other assets	21,926	24,283	(21,494)
Increase (decrease) in other liabilities	2,936	10,682	(2,578)
Other, net	2,510	1,465	12,373

Net cash used for operating activities	(42,727)	(12,593)	(46,417)

Cash flows from investing activities:
Net increase in investment securities from purchases, sales and maturities	(22,821)	(26,773)	(11,455)
Net (increase) decrease in loans	(4,211)	2,041	25,304
Increase in investment in bank subsidiaries	(18,698)	(15,553)	(110,326)
Decrease (increase) in investment in nonbank subsidiaries	2,945	(45,410)	(25,658)

Net cash used for investing activities	(42,785)	(85,695)	(122,135)

Cash flows from financing activities:
Principal payments of other long-term debt	(4,179)	(1,961)	—
Payments for settlement of 3.875% Convertible Notes	(250,000)	—	—
Proceeds from issuance of 5.375% Senior Notes, net of discount and issuance cost	—	344,476	—
Tax benefit from stock exercises	6,342	4,151	458
Dividends paid on preferred stock	—	—	(12,110)
Proceeds from issuance of common stock and ESPP	36,873	24,019	5,873
Proceeds from the issuance of common stock under our public equity offering, net of issuance costs	—	—	292,107
Redemption of preferred stock under the CPP	—	—	(235,000)
Repurchase of warrant under CPP	—	(6,820)	—

Net cash (used for) provided by financing activities	(210,964)	363,865	51,328

Net (decrease) increase in cash and cash equivalents	(296,476)	265,577	(117,224)
Cash and cash equivalents at beginning of year	433,661	168,084	285,308

Cash and cash equivalents at end of year	$137,185	$433,661	$168,084

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Unaudited Quarterly Financial Data

Our supplemental consolidated financial information for each three month period in 2011 and 2010 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2011:
Interest income	$134,101	$140,161	$143,324	$147,802
Interest expense	(13,802)	(9,708)	(7,869)	(7,732)

Net interest income	120,299	130,453	135,455	140,070
Reduction of (provision for) loan losses	3,047	(134)	(769)	(8,245)
Noninterest income	89,954	123,708	95,611	73,059
Noninterest expense	(117,435)	(121,032)	(127,451)	(134,710)

Income before income tax expense	95,865	132,995	102,846	70,174
Income tax expense	22,770	43,263	26,770	26,284

Net income before noncontrolling interests	73,095	89,732	76,076	43,890
Net income attributable to noncontrolling interests	(40,088)	(23,982)	(38,505)	(8,316)

Net income available to common stockholders	$33,007	$65,750	$37,571	$35,574

Earnings per common share—basic	$0.78	$1.53	$0.87	$0.82
Earnings per common share—diluted	0.76	1.50	0.86	0.81

2010:
Interest income	$110,019	$116,245	$116,758	$118,709
Interest expense	(9,179)	(9,809)	(10,417)	(14,191)

Net interest income	100,840	106,436	106,341	104,518
Provision for loan losses	(10,745)	(7,408)	(10,971)	(15,504)
Noninterest income	49,273	40,157	86,236	71,864
Noninterest expense	(98,576)	(104,180)	(104,171)	(115,891)

Income before income tax expense	40,792	35,005	77,435	44,987
Income tax expense	11,582	13,819	24,996	11,005

Net income before noncontrolling interests	29,210	21,186	52,439	33,982
Net income attributable to noncontrolling interests	(10,653)	(66)	(14,652)	(16,495)

Net income available to common stockholders	$18,557	$21,120	$37,787	$17,487

Earnings per common share—basic	$0.45	$0.51	$0.90	$0.42
Earnings per common share—diluted	0.44	0.50	0.89	0.41

23.	Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. In accordance with applicable accounting guidance, we establish accruals for all lawsuits and claims when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.

To the extent we believe any potential loss relating to such lawsuits and claims may have a material impact on our liquidity, consolidated financial position, results of operations, and/or our business as a whole and is reasonably possible but not probable, we disclose information relating to any such potential loss, whether in excess of any established accruals or where there is no established accrual. We also disclose information relating to any material potential loss that is probable but not reasonably estimable. Where reasonably practicable, we will provide an estimate of loss or range of potential loss. No disclosures are generally made for any loss contingencies that are deemed to be remote.

Based upon information available to us, our review of lawsuits and claims filed or pending against us to date and consultation with our outside legal counsel, we have not recognized a material accrual liability for these matters, nor do we currently expect it is reasonably possible that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.

24.	Subsequent Events

We have evaluated all material subsequent events and determined there are no events that require disclosure.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

As of December 31, 2011, the Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

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

The information set forth under the sections titled “Proposal No. 1—Election of Directors,” “Information on Executive Officers,” “Board Committees and Meeting Attendance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2011 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	2,439,360	$42.64	2,461,781
Equity compensation plans not approved by stockholders	n/a	n/a	n/a

Total	2,439,360	$42.64	2,461,781

(1)	Represents options granted under our 2006 Equity Incentive Plan and Amended and Restated 1997 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 499,119 shares.
(2)	Includes shares available for issuance under our 2006 Equity Incentive Plan and 1,075,421 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan and Amended and Restated 1997 Equity Incentive Plan (as discussed above).

For additional information concerning our equity compensation plans, refer to Note 4—“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters—Board Independence” in the definitive proxy statement for SVB Financial’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial’s 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB FINANCIAL GROUP

/s/ GREG W. BECKER
Greg W. Becker
President and Chief Executive Officer
Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALEX W. HART Alex W. Hart	Chairman of the Board of Directors and Director	February 28, 2012

/s/ GREG W. BECKER Greg Becker	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ MICHAEL R. DESCHENEAUX Michael R. Descheneaux	Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/S/ KAMRAN F. HUSAIN Kamran F. Husain	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Director	February 28, 2012

/s/ DAVID M. CLAPPER David M. Clapper	Director	February 28, 2012

/s/ ROGER F. DUNBAR Roger F. Dunbar	Director	February 28, 2012

/s/ JOEL P. FRIEDMAN Joel P. Friedman	Director	February 28, 2012

/s/ G. FELDA HARDYMON G. Felda Hardymon	Director	February 28, 2012

/s/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	February 28, 2012

/s/ LATA KRISHNAN Lata Krishnan	Director	February 28, 2012

/s/ KATE D. MITCHELL Kate D. Mitchell	Director	February 28, 2012

/s/ JOHN F. ROBINSON John F. Robinson	Director	February 28, 2012

/s/ GAREN STAGLIN Garen Staglin	Director	February 28, 2012

/s/ KYUNG H. YOON Kyung H. Yoon	Director	February 28, 2012

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.10	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
4.11	Amendment No. 2 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008
4.12	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.20	April 30, 2008
4.13	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer and Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010
4.14	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.15	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.2	April 7, 2008
4.16	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008
4.17	Letter Agreement re Warrants, dated as of April 1, 2008 by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.4	April 7, 2008
4.18	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008
4.19	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial	8-K	000-15637	4.21	December 15, 2008
4.20	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.21	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.3	March 1, 2010
*10.3	Amended and Restated Retention Program Plan (RP Years 1999 – 2007)*	10-Q	000-15637	10.4	August 7, 2008
*10.4	1999 Employee Stock Purchase Plan	DEF 14A	000-15637	A	March 10, 2010
*10.5	1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.6	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.7	Senior Management Incentive Compensation Plan	10-K	000-15637	10.18	March 27, 2006
*10.8	Deferred Compensation Plan	10-Q	000-15637	10.21	November 9, 2007
*10.9	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive Plan	8-K	000-15637	10.30	November 5, 2004
*10.10	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.11	Form of Nonstatutory Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.12	Form of Restricted Stock Bonus Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.13	Change in Control Severance Plan	10-Q	000-15637	10.14	August 7, 2008
*10.14	2006 Equity Incentive Plan	DEF 14A	000-15637	A	March 8, 2011
*10.15	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.16	August 7, 2009
*10.16	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.17	August 7, 2009
*10.17	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.18	August 7, 2009
*10.18	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.19	August 7, 2009
*10.19	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.20	August 7, 2009
*10.20	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.21	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
*10.22	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.23	August 7, 2009

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
*10.23	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.24	November 10, 2008
*10.24	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.27	November 10, 2008
*10.25	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
*10.26	SVB Capital Carried Interest Plan	10-K	000-15637	10.29	March 2, 2009
*10.27	Global Amendment to Benefit Plans to Comply with EESA	10-Q	000-15637	10.30	August 7, 2009
*10.28	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.29	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.32	August 7, 2009
*10.30	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.33	August 7, 2009
*10.31	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan	10-Q	000-15637	10.34	August 7, 2009
*10.32	SVB Financial Group Long-Term Cash Incentive Plan	8-K	000-15637	10.35	July 27, 2010
*10.33	Letter Agreement, dated June 1, 2011, relating to Ken Wilcox’s employment and secondment arrangement	8-K 10-K	000-15637 000-15637	10.36 14.1	June 3, 2011 March 11, 2004
14.1	Code of Ethics
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					*	*
101.INS	XBRL Instance Document					*	**
101.SCH	XBRL Taxonomy Extension Schema Document					*	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*	**

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.