Form 10-Q
period 2012-03-31
SVB FINANCIAL GROUP
filed 2012-05-10
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 30, 2012, 44,215,339 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of Acronyms used in this Report

AICPA – American Institute of Certified Public Accountants

ASC — Accounting Standards Codification

ASU – Accounting Standards Update

EHOP – Employee Home Ownership Program of the Company

EPS – Earnings per share

ESOP – Employee Stock Ownership Plan of the Company

ESPP – 1999 Employee Stock Purchase Plan of the Company

FASB – Financial Accounting Standards Board

FDIC – Federal Deposit Insurance Corporation

FHLB – Federal Home Loan Bank

FRB – Federal Reserve Bank

GAAP - Accounting principles generally accepted in the United States of America

IASB – International Accounting Standards Board

IFRS – International Financial Reporting Standards

IPO – Initial public offering

IRS – Internal Revenue Service

IT – Information technology

LIBOR – London Interbank Offered Rate

M&A – Merger and acquisition

OTTI – Other than temporary impairment

SEC – Securities and Exchange Commission

TDR – Troubled debt restructuring

UK – United Kingdom

VIE – Variable interest entity

PART I - FINANCIAL INFORMATION

ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$850,624	$1,114,948
Available-for-sale securities	11,527,541	10,536,046
Non-marketable securities	1,021,941	1,004,440

Investment securities	12,549,482	11,540,486

Loans, net of unearned income	7,121,289	6,970,082
Allowance for loan losses	(100,922)	(89,947)

Net loans	7,020,367	6,880,135

Premises and equipment, net of accumulated depreciation and amortization	59,320	56,471
Accrued interest receivable and other assets	338,544	376,854

Total assets	$20,818,337	$19,968,894

Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$11,837,600	$11,861,888
Interest-bearing deposits	4,879,282	4,847,648

Total deposits	16,716,882	16,709,536

Short-term borrowings	849,380	-
Other liabilities	307,537	405,321
Long-term debt	601,835	603,648

Total liabilities	18,475,634	17,718,505

Commitments and contingencies (Note 11 and Note 14)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 44,087,110 shares and 43,507,932 shares outstanding, respectively	44	44
Additional paid-in capital	515,614	484,216
Retained earnings	1,034,523	999,733
Accumulated other comprehensive income	89,309	85,399

Total SVBFG stockholders’ equity	1,639,490	1,569,392
Noncontrolling interests	703,213	680,997

Total equity	2,342,703	2,250,389

Total liabilities and total equity	$20,818,337	$19,968,894

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Interest income:
Loans	$109,461	$89,776
Available-for-sale securities:
Taxable	47,375	41,382
Non-taxable	900	941
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,038	2,002

Total interest income	158,774	134,101

Interest expense:
Deposits	1,481	3,105
Borrowings	6,356	10,697

Total interest expense	7,837	13,802

Net interest income	150,937	120,299
Provision for (reduction of) loan losses	14,529	(3,047)

Net interest income after provision for loan losses	136,408	123,346

Noninterest income:
Foreign exchange fees	12,103	10,497
Deposit service charges	8,096	7,117
Gains on investment securities, net	7,839	51,337
Gains on derivative instruments, net	5,976	551
Credit card fees	5,668	3,817
Letters of credit and standby letters of credit income	3,636	2,710
Client investment fees	2,897	3,661
Other	13,078	10,264

Total noninterest income	59,293	89,954

Noninterest expense:
Compensation and benefits	83,737	75,632
Professional services	14,607	12,987
Business development and travel	7,746	5,653
Premises and equipment	7,564	5,912
Net occupancy	5,623	4,650
Correspondent bank fees	2,688	2,163
FDIC assessments	2,498	3,475
Reduction of provision for unfunded credit commitments	(258)	(900)
Other	7,807	7,863

Total noninterest expense	132,012	117,435

Income before income tax expense	63,689	95,865
Income tax expense	23,756	22,770

Net income before noncontrolling interests	39,933	73,095
Net income attributable to noncontrolling interests	(5,143)	(40,088)

Net income available to common stockholders	$34,790	$33,007

Earnings per common share—basic	$0.79	$0.78
Earnings per common share—diluted	0.78	0.76

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Net income before noncontrolling interests	$39,933	$73,095
Other comprehensive income (loss), net of tax:
Change in cumulative translation gains:
Foreign currency translation gains	2,472	965
Related tax expense	(1,013)	(395)
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains (losses)	3,269	(26,159)
Related tax (expense) benefit	(1,335)	10,723
Reclassification adjustment for losses (gains) included in net income	874	(62)
Related tax (benefit) expense	(357)	25

Other comprehensive income (loss), net of tax	3,910	(14,903)

Comprehensive income	43,843	58,192
Comprehensive income attributable to noncontrolling interests	(5,143)	(40,088)

Comprehensive income attributable to SVBFG	$38,700	$18,104

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SVBFG Stockholders’	Noncontrolling
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income	Equity	Interests	Total Equity
Balance at December 31, 2010	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278

Common stock issued under employee benefit plans, net of restricted stock cancellations	429,627	1	14,433	-	-	14,434	-	14,434
Income tax benefit from stock options exercised, vesting of restricted stock and other	-	-	2,476	-	-	2,476	-	2,476
Net income	-	-	-	33,007	-	33,007	40,088	73,095
Capital calls and distributions, net	-	-	-	-	-	-	19,441	19,441
Net change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	(15,473)	(15,473)	-	(15,473)
Foreign currency translation adjustments, net of tax	-	-	-	-	570	570	-	570
Stock-based compensation expense	-	-	4,210	-	-	4,210	-	4,210

Balance at March 31, 2011	42,697,828	$43	$443,453	$860,838	$9,240	$1,313,574	$533,457	$1,847,031

Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389

Common stock issued under employee benefit plans, net of restricted stock cancellations	505,618	-	17,900	-	-	17,900	-	17,900
Common stock issued under ESOP	73,560	-	4,345	-	-	4,345	-	4,345
Income tax benefit from stock options exercised, vesting of restricted stock and other	-	-	3,819	-	-	3,819	-	3,819
Net income	-	-	-	34,790	-	34,790	5,143	39,933
Capital calls and distributions, net	-	-	-	-	-	-	17,073	17,073
Net change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	2,451	2,451	-	2,451
Foreign currency translation adjustments, net of tax	-	-	-	-	1,459	1,459	-	1,459
Stock-based compensation expense	-	-	5,334	-	-	5,334	-	5,334

Balance at March 31, 2012	44,087,110	$44	$515,614	$1,034,523	$89,309	$1,639,490	$703,213	$2,342,703

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income before noncontrolling interests	$39,933	$73,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction of) loan losses	14,529	(3,047)
Reduction of provision for unfunded credit commitments	(258)	(900)
Changes in fair values of derivatives, net	(3,370)	(1,008)
Gains on investment securities, net	(7,839)	(51,337)
Depreciation and amortization	6,454	6,519
Amortization of premiums on available-for-sale securities, net	9,869	2,570
Tax benefit from stock exercises	790	310
Amortization of share-based compensation	5,149	4,243
Amortization of deferred loan fees	(15,488)	(14,246)
Deferred income tax (benefit) expense	(1,570)	4,309
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(6,399)	(8,596)
Accounts receivable	14,631	(1,099)
Income tax payable and receivable, net	14,013	9,890
Prepaid FDIC assessments and amortization	2,412	3,180
Accrued compensation	(66,240)	(39,760)
Foreign exchange spot contracts, net	(21,154)	15,609
Other, net	3,666	6,391

Net cash (used for) provided by operating activities	(10,872)	6,123

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,777,958)	(2,213,193)
Proceeds from sales of available-for-sale securities	3,219	74
Proceeds from maturities and pay downs of available-for-sale securities	777,717	601,092
Purchases of nonmarketable securities (cost and equity method accounting)	(9,005)	(12,868)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	11,317	5,413
Purchases of nonmarketable securities (fair value accounting)	(29,440)	(42,448)
Proceeds from sales and distributions of nonmarketable securities (fair value accounting)	25,545	24,639
Net increase in loans	(144,957)	(123,975)
Proceeds from recoveries of charged-off loans	3,436	6,793
Purchases of premises and equipment	(8,054)	(5,611)

Net cash used for investing activities	(1,148,180)	(1,760,084)

Cash flows from financing activities:
Net increase in deposits	7,346	993,378
Increase (decrease) in short-term borrowings	849,380	(1,830)
Capital contributions from noncontrolling interests, net of distributions	17,073	19,441
Tax benefit from stock exercises	3,029	2,166
Proceeds from issuance of common stock and ESPP	17,900	14,434

Net cash provided by financing activities	894,728	1,027,589

Net decrease in cash and cash equivalents	(264,324)	(726,372)
Cash and cash equivalents at beginning of period	1,114,948	3,076,432

Cash and cash equivalents at end of period	$850,624	$2,350,060

Supplemental disclosures:
Cash paid during the period for:
Interest	$12,012	$14,601
Income taxes	6,556	4,891
Noncash items during the period:
Unrealized gains (losses) on available-for-sale securities, net of tax	$2,451	$(15,473)
Net change in fair value of interest rate swaps	(1,557)	(5,525)

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

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2011 Form 10-K.

The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include measurements of fair value, the valuation of non-marketable securities, the valuation of equity warrant assets, the adequacy of the allowance for loan losses and reserve for unfunded credit commitments, and the recognition and measurement of income tax assets and liabilities.

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

VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. We determine whether we have a controlling financial interest in a VIE by considering whether our involvement with the VIE is significant and designates us as the primary beneficiary based on the following:

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

Impact of Adopting ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued a new accounting standard which requires new disclosures and clarifies existing guidance surrounding fair value measurement. This standard was issued concurrently with the IASB’s issuance of a fair value measurement standard with the objective of a converged definition of fair value measurement and disclosure guidance. The new guidance clarifies that the principal market for a financial instrument should be determined based on the market with the greatest volume and level of activity. This new guidance is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, and was therefore adopted effective January 1, 2012. This standard clarifies how fair value is measured and increases the disclosure requirements for fair value measurements, and does not have a material impact on our financial position, results of operations or stockholders’ equity. See Note 13 – “Fair Value of Financial Instruments” for further details.

Impact of Adopting ASU No. 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued a new accounting standard, which requires presentation of the components of total comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is chosen, reclassification adjustments for items that are reclassified from other comprehensive income to net income are required to be shown on the face of the financial statements. In December 2011, the FASB approved a proposed update, which indefinitely defers the requirements of ASU No. 2011-05 to present components of reclassifications of other comprehensive income on the face of the income statement. This new guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning after December 15, 2011, and was therefore adopted effective January 1, 2012. This standard only clarifies the presentation of comprehensive income and does not affect our financial position, results of operations or stockholders’ equity.

Recent Accounting Pronouncements

In December 2011, the FASB issued a new accounting standard (ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities), which requires new disclosures surrounding financial instruments and derivative instruments that are offset on the statement of financial position, or are eligible for offset subject to a master netting arrangement. This standard was issued concurrent with the IASB’s issuance of a similar standard with the objective of converged disclosure guidance. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning after January 1, 2013. We are currently assessing the impact of this guidance, however we do not expect it to have a material impact on our financial position, results of operations or stockholders’ equity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Stockholders’ Equity and EPS

EPS

Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans, our ESPP, and for certain periods, our 3.875% convertible senior notes (“3.875% Convertible Notes”). Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2012	2011
Numerator:
Net income available to common stockholders	$34,790	$33,007

Denominator:
Weighted average common shares outstanding-basic	43,780	42,482
Weighted average effect of dilutive securities:
Stock options and ESPP	501	707
Restricted stock units	179	149
3.875% Convertible Notes (1)	-	88

Denominator for diluted calculation	44,460	43,426

Earnings per common share:
Basic	$0.79	$0.78

Diluted	$0.78	$0.76

(1)	Our $250 million 3.875% Convertible Notes matured on April 15, 2011.

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three months ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
(Shares in thousands)	2012	2011
Stock options	121	78
Restricted stock units	1	-

Total	122	78

3. Share-Based Compensation

For the three months ended March 31, 2012 and 2011, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Share-based compensation expense	$5,149	$4,243
Income tax benefit related to share-based compensation expense	(1,199)	(1,033)

Unrecognized Compensation Expense

As of March 31, 2012, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$12,157	2.53
Restricted stock units	15,064	2.64

Total unrecognized share-based compensation expense	$27,221

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2011	2,439,360	$42.64
Granted	11,265	56.92
Exercised	(502,284)	35.89
Forfeited	(21,005)	45.17
Expired	(1,200)	44.80

Outstanding at March 31, 2012	1,926,136	44.46	3.91	$ 38,299,522

Vested and expected to vest at March 31, 2012	1,861,247	44.23	3.85	37,426,718

Exercisable at March 31, 2012	908,697	42.44	2.57	19,898,659

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $64.34 as of March 31, 2012. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $11.9 million, compared to $8.9 million for the comparable 2011 period.

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	499,119	$52.72
Granted	4,370	57.09
Vested	(5,416)	45.72
Forfeited	(9,770)	53.46

Nonvested at March 31, 2012	488,303	52.82

4. Cash and Cash Equivalents

The following table details the cash and cash equivalents at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Cash and due from banks (1)	$598,916	$852,010
Securities purchased under agreements to resell (2)	161,594	175,553
Other short-term investment securities	90,114	87,385

Total cash and cash equivalents	$850,624	$1,114,948

(1)

At March 31, 2012 and December 31, 2011, $76.9 million and $100.1 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $267.2 million and $371.5 million, respectively.

(2)

At March 31, 2012 and December 31, 2011, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities with aggregate fair values of $164.8 million and $179.1 million, respectively. None of these securities received as collateral were sold or repledged as of March 31, 2012 and December 31, 2011.

5. Investment Securities

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

The major components of our investment securities portfolio at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012				December 31, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,189	$586	$-	$25,775	$25,233	$731	$-	$25,964
U.S. agency debentures	2,969,387	57,079	(1,112)	3,025,354	2,822,158	52,864	(90)	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,782,253	35,822	(2,982)	1,815,093	1,529,466	34,926	(106)	1,564,286
Agency-issued collateralized mortgage obligations—fixed rate	4,001,389	62,570	(5,374)	4,058,585	3,317,285	56,546	(71)	3,373,760
Agency-issued collateralized mortgage obligations—variable rate	2,273,036	1,173	(3,006)	2,271,203	2,416,158	1,554	(4,334)	2,413,378
Agency-issued commercial mortgage-backed securities	225,828	2,802	-	228,630	176,646	2,047	-	178,693
Municipal bonds and notes	92,225	7,878	-	100,103	92,241	8,257	-	100,498
Equity securities	2,936	731	(869)	2,798	5,554	180	(1,199)	4,535

Total available-for-sale securities	$11,372,243	$168,641	$(13,343)	$11,527,541	$10,384,741	$157,105	$(5,800)	$10,536,046

Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				620,356				611,824
Other venture capital investments (2)				127,951				124,121
Other investments (3)				1,002				987
Non-marketable securities (equity method accounting):
Other investments (4)				62,737				68,252
Low income housing tax credit funds				41,111				34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				148,424				145,007
Other investments				20,360				19,355

Total non-marketable securities				1,021,941				1,004,440

Total investment securities				$12,549,482				$11,540,486

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and our ownership of each fund at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$36,444	12.6%	$39,567	12.6%
SVB Strategic Investors Fund II, LP	119,965	8.6	122,619	8.6
SVB Strategic Investors Fund III, LP	216,827	5.9	218,429	5.9
SVB Strategic Investors Fund IV, LP	130,139	5.0	122,076	5.0
Strategic Investors Fund V, LP	11,461	0.2	8,838	0.3
SVB Capital Preferred Return Fund, LP	46,783	20.0	42,580	20.0
SVB Capital—NT Growth Partners, LP	50,449	33.0	43,958	33.0
SVB Capital Partners II, LP (i)	1,221	5.1	2,390	5.1
Other private equity fund (ii)	7,067	58.2	11,367	58.2

Total venture capital and private equity fund investments	$620,356		$611,824

(i)

At March 31, 2012, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)

At March 31, 2012, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and our ownership of each fund at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$17,344	10.7%	$17,878	10.7%
SVB Capital Partners II, LP (i)	64,829	5.1	61,099	5.1
SVB India Capital Partners I, LP	42,299	14.4	42,832	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	3,479	6.8	2,312	6.8

Total other venture capital investments	$127,951		$124,121

(i)	At March 31, 2012, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)

Other investments within non-marketable securities (fair value accounting) include our ownership in Partners for Growth, LP, a consolidated debt fund. At March 31, 2012, we had a majority ownership interest of slightly more than 50.0 percent in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$9,293	9.3%	$16,072	9.3%
Gold Hill Capital 2008, LP (ii)	19,705	15.5	19,328	15.5
Partners for Growth II, LP	3,447	24.2	3,785	24.2
Other investments	30,292	N/A	29,067	N/A

Total other investments	$62,737		$68,252

(i)

At March 31, 2012, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5 percent. Our aggregate direct and indirect ownership in the fund is 9.3 percent.

(ii)

At March 31, 2012, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent. Our aggregate direct and indirect ownership in the fund is 15.5 percent.

(5)

Represents investments in 326 and 329 funds (primarily venture capital funds) at March 31, 2012 and December 31, 2011, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating and financial policies. For the three months ended March 31, 2012, we recognized OTTI losses of $0.3 million resulting from other-than-temporary declines in value for 18 of the 326 investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. We concluded that any declines in value for the remaining 308 investments were temporary and as such, no OTTI was required to be recognized. At March 31, 2012, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $148.4 million, and the estimated fair value was $171.5 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of March 31, 2012:

	March 31, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$326,485	$(1,112)	$-	$-	$326,485	$(1,112)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	359,773	(2,982)	-	-	359,773	(2,982)
Agency-issued collateralized mortgage obligations—fixed rate	854,316	(5,374)	-	-	854,316	(5,374)
Agency-issued collateralized mortgage obligations—variable rate	1,455,913	(2,961)	44,288	(45)	1,500,201	(3,006)
Equity securities	1,202	(869)	-	-	1,202	(869)

Total temporarily impaired securities (1)	$2,997,689	$(13,298)	$44,288	$(45)	$3,041,977	$(13,343)

(1)

As of March 31, 2012, we identified a total of 143 investments that were in unrealized loss positions, of which one investment totaling $44.3 million with unrealized losses of $45 thousand has been in an impaired position for a period of time greater than 12 months. As of March 31, 2012, we do not intend to sell any impaired securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our debt securities prior to recovery of our adjusted cost basis. Based on our analysis as of March 31, 2012, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2011:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$50,994	$(90)	$-	$-	$50,994	$(90)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	54,588	(106)	-	-	54,588	(106)
Agency-issued collateralized mortgage obligations—fixed rate	50,125	(71)	-	-	50,125	(71)
Agency-issued collateralized mortgage obligations—variable rate	1,521,589	(4,334)	-	-	1,521,589	(4,334)
Equity securities	3,831	(1,199)	-	-	3,831	(1,199)

Total temporarily impaired securities	$1,681,127	$(5,800)	$-	$-	$1,681,127	$(5,800)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of March 31, 2012. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	March 31, 2012
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$25,775	2.39%	$-	-%	$25,775	2.39%	$-	-%	$-	-%
U.S. agency debentures	3,025,354	1.63	37,921	2.93	2,810,559	1.55	176,874	2.57	-	-
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,815,093	2.45	-	-	-	-	1,673,005	2.26	142,088	3.30
Agency-issued collateralized mortgage obligations - fixed rate	4,058,585	2.22	-	-	-	-	-	-	4,058,585	2.22
Agency-issued collateralized mortgage obligations - variable rate	2,271,203	0.70	-	-	-	-	-	-	2,271,203	0.70
Agency-issued commercial mortgage-backed securities	228,630	2.09	-	-	-	-	-	-	228,630	2.09
Municipal bonds and notes	100,103	6.00	929	5.02	12,158	5.51	53,134	5.98	33,882	6.23

Total	$11,524,743	1.83	$38,850	2.98	$2,848,492	1.57	$1,903,013	2.39	$6,734,388	1.75

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$21	$63
Marketable securities (fair value accounting)	316	442
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	26,110	45,499
Other venture capital investments	1,777	4,948
Other investments	21	20
Non-marketable securities (equity method accounting):
Other investments	1,422	3,384
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	407	255
Other investments	42	173

Total gross gains on investment securities	30,116	54,784

Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(895)	(1)
Marketable securities (fair value accounting)	-	(808)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(13,915)	(2,056)
Other venture capital investments	(6,663)	(244)
Non-marketable securities (equity method accounting):
Other investments	(376)	(199)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(363)	(139)
Other investments	(65)	-

Total gross losses on investment securities	(22,277)	(3,447)

Gains on investment securities, net	$7,839	$51,337

Gains attributable to noncontrolling interests, including carried interest	$7,338	$43,385

(1)	The cost basis of available-for-sale securities sold is determined on a specific identification basis.

6. Loans and Allowance for Loan Losses

We serve a variety of commercial clients in the technology, life science, venture capital/private equity and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and clean technology. Because of the diverse nature of clean technology products and services, for our loan-related reporting purposes, cleantech-related loans are reported under our hardware, software, life science and other commercial loan categories, as applicable. Our life science clients are concentrated in the medical devices and biotechnology sectors. Loans made to venture capital/private equity firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.

In addition to commercial loans, we make loans through SVB Private Bank primarily to venture capital/private equity professionals through SVB Private Bank. These products and services include real estate secured home equity lines of credit, which may be used to finance real estate investments and loans used to purchase, renovate or refinance personal residences. These products and services also include restricted stock purchase loans and capital call lines of credit. We also provide real estate secured loans to eligible employees through our EHOP.

We also provide community development loans made as part of our responsibilities under the Community Reinvestment Act. These loans are included within “Construction loans” below and are primarily secured by real estate.

The composition of loans, net of unearned income of $59.5 million and $60.2 million at March 31, 2012 and December 31, 2011, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commercial loans:
Software	$2,511,989	$2,492,849
Hardware	1,054,510	952,303
Venture capital/private equity	1,123,847	1,117,419
Life science	863,961	863,737
Premium wine (1)	120,113	130,245
Other	349,316	342,147

Commercial loans	6,023,736	5,898,700

Real estate secured loans:
Premium wine (1)	360,315	345,988
Consumer loans (2)	542,471	534,001

Real estate secured loans	902,786	879,989

Construction loans	29,970	30,256
Consumer loans	164,797	161,137

Total loans, net of unearned income (3)	$7,121,289	$6,970,082

(1)	Included in our premium wine portfolio are gross construction loans of $136.4 million and $110.8 million at March 31, 2012 and December 31, 2011, respectively.
(2)	Consumer loans secured by real estate at March 31, 2012 and December 31, 2011 were comprised of the following:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Loans for personal residence	$354,321	$350,359
Loans to eligible employees	101,574	99,704
Home equity lines of credit	86,576	83,938

Consumer loans secured by real estate	$542,471	$534,001

(3)	Included within our total loan portfolio are credit card loans of $56.0 million and $49.7 million at March 31, 2012 and December 31, 2011, respectively.

Credit Quality

The composition of loans, net of unearned income, broken out by portfolio segment and class of financing receivable as of March 31, 2012 and December 31, 2011, is as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commercial loans:
Software	$2,511,989	$2,492,849
Hardware	1,054,510	952,303
Venture capital/private equity	1,123,847	1,117,419
Life science	863,961	863,737
Premium wine	480,428	476,233
Other	379,286	372,403

Total commercial loans	6,414,021	6,274,944

Consumer loans:
Real estate secured loans	542,471	534,001
Other consumer loans	164,797	161,137

Total consumer loans	707,268	695,138

Total loans, net of unearned income	$7,121,289	$6,970,082

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest

March 31, 2012:
Commercial loans:
Software	$750	$121	$-	$871	$2,533,923	$-
Hardware	4,549	7	-	4,556	1,033,955	-
Venture capital/private equity	2,843	-	-	2,843	1,131,788	-
Life science	13,717	171	-	13,888	858,318	-
Premium wine	-	-	-	-	479,039	-
Other	5,958	7	-	5,965	372,773	-

Total commercial loans	27,817	306	-	28,123	6,409,796	-

Consumer loans:
Real estate secured loans	-	-	-	-	539,398	-
Other consumer loans	-	-	-	-	161,765	-

Total consumer loans	-	-	-	-	701,163	-

Total gross loans excluding impaired loans	27,817	306	-	28,123	7,110,959	-

Impaired loans	36	138	6,637	6,811	34,886	-

Total gross loans	$27,853	$444	$6,637	$34,934	$7,145,845	$-

December 31, 2011:
Commercial loans:
Software	$415	$1,006	$-	$1,421	$2,515,327	$-
Hardware	1,951	45	-	1,996	954,690	-
Venture capital/private equity	45	-	-	45	1,128,475	-
Life science	398	78	-	476	871,626	-
Premium wine	1	174	-	175	475,406	-
Other	15	-	-	15	370,539	-

Total commercial loans	2,825	1,303	-	4,128	6,316,063	-

Consumer loans:
Real estate secured loans	-	-	-	-	515,534	-
Other consumer loans	590	-	-	590	157,389	-

Total consumer loans	590	-	-	590	672,923	-

Total gross loans excluding impaired loans	3,415	1,303	-	4,718	6,988,986	-

Impaired loans	1,350	1,794	6,613	9,757	26,860	-

Total gross loans	$4,765	$3,097	$6,613	$14,475	$7,015,846	$-

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of March 31, 2012 and December 31, 2011:

	Total carrying value	Total carrying value	Total carrying value	Total carrying value
(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans

March 31, 2012:
Commercial loans:
Software	$1,445	$123	$1,568	$2,821
Hardware	25,583	648	26,231	29,063
Life science	-	138	138	139
Premium wine	2,505	1,264	3,769	3,935
Other	2,415	1,591	4,006	7,734

Total commercial loans	31,948	3,764	35,712	43,692

Consumer loans:
Real estate secured loans	2,674	330	3,004	7,476
Other consumer loans	2,981	-	2,981	3,109

Total consumer loans	5,655	330	5,985	10,585

Total	$37,603	$4,094	$41,697	$54,277

December 31, 2011:
Commercial loans:
Software	$1,142	$-	$1,142	$1,540
Hardware	4,754	429	5,183	8,843
Life science	-	311	311	523
Premium wine	-	3,212	3,212	3,341
Other	4,303	1,050	5,353	9,104

Total commercial loans	10,199	5,002	15,201	23,351

Consumer loans:
Real estate secured loans	-	18,283	18,283	22,410
Other consumer loans	3,133	-	3,133	3,197

Total consumer loans	3,133	18,283	21,416	25,607

Total	$13,332	$23,285	$36,617	$48,958

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during the three months ended March 31, 2012 and 2011:

	Three months ended March 31,

(Dollars in thousands)	2012	2011
Average impaired loans:
Commercial loans:
Software	$1,536	$2,775
Hardware	12,262	4,526
Life science	146	2,498
Premium wine	3,383	3,684
Other	4,644	2,167

Total commercial loans	21,971	15,650

Consumer loans:
Real estate secured loans	12,847	20,125
Other consumer loans	3,019	-

Total consumer loans	15,866	20,125

Total average impaired loans	$37,837	$35,775

The following tables summarize the activity relating to our allowance for loan losses for the three months ended March 31, 2012 and 2011, broken out by portfolio segment:

Three months ended March 31, 2012 (dollars in thousands)	Beginning Balance December 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of)	Ending Balance March 31, 2012
Commercial loans:
Software	$38,263	$(859)	$2,759	$(4,738)	$35,425
Hardware	16,810	(3,848)	105	17,281	30,348
Venture capital/private equity	7,319	-	-	(105)	7,214
Life science	10,243	(113)	221	(59)	10,292
Premium wine	3,914	-	78	(254)	3,738
Other	5,817	(2,170)	44	1,111	4,802

Total commercial loans	82,366	(6,990)	3,207	13,236	91,819

Consumer loans	7,581	-	229	1,293	9,103

Total allowance for loan losses	$89,947	$(6,990)	$3,436	$14,529	$100,922

Three months ended March 31, 2011 (dollars in thousands)	Beginning Balance December 31, 2010	Charge-offs	Recoveries	Provision for (Reduction of)	Ending Balance March 31, 2011
Commercial loans:
Software	$29,288	$(1,104)	$5,281	$(2,986)	$30,479
Hardware	14,688	(15)	280	887	15,840
Venture capital/private equity	8,241	-	-	(809)	7,432
Life science	9,077	(3,191)	623	1,588	8,097
Premium wine	5,492	-	140	(1,128)	4,504
Other	5,318	(12)	70	1,057	6,433

Total commercial loans	72,104	(4,322)	6,394	(1,391)	72,785

Consumer loans	10,523	-	399	(1,656)	9,266

Total allowance for loan losses	$82,627	$(4,322)	$6,793	$(3,047)	$82,051

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of March 31, 2012 and December 31, 2011, broken out by portfolio segment:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$682	$34,743	$526	$37,737
Hardware	15,120	15,228	1,261	15,549
Venture capital/private equity	-	7,214	-	7,319
Life science	-	10,292	-	10,243
Premium wine	543	3,195	-	3,914
Other	486	4,316	1,180	4,637

Total commercial loans	16,831	74,988	2,967	79,399

Consumer loans	1,538	7,565	740	6,841

Total allowance for loan losses	$18,369	$82,553	$3,707	$86,240

Credit Quality Indicators

For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our performing (criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2011 Form 10-K); these loans are deemed “impaired”. Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total

March 31, 2012:
Commercial loans:
Software	$2,304,838	$229,956	$1,568	$2,536,362
Hardware	931,590	106,921	26,231	1,064,742
Venture capital/private equity	1,128,482	6,149	-	1,134,631
Life science	737,956	134,250	138	872,344
Premium wine	460,232	18,807	3,769	482,808
Other	328,452	50,286	4,006	382,744

Total commercial loans	5,891,550	546,369	35,712	6,473,631

Consumer loans:
Real estate secured loans	515,071	24,327	3,004	542,402
Other consumer loans	155,879	5,886	2,981	164,746

Total consumer loans	670,950	30,213	5,985	707,148

Total gross loans	$6,562,500	$576,582	$41,697	$7,180,779

December 31, 2011:
Commercial loans:
Software	$2,290,497	$226,251	$1,142	$2,517,890
Hardware	839,230	117,456	5,183	961,869
Venture capital/private equity	1,120,373	8,147	-	1,128,520
Life science	748,129	123,973	311	872,413
Premium wine	434,309	41,272	3,212	478,793
Other	353,434	17,120	5,353	375,907

Total commercial loans	5,785,972	534,219	15,201	6,335,392

Consumer loans:
Real estate secured loans	497,060	18,474	18,283	533,817
Other consumer loans	151,101	6,878	3,133	161,112

Total consumer loans	648,161	25,352	21,416	694,929

Total gross loans	$6,434,133	$559,571	$36,617	$7,030,321

TDRs

As of March 31, 2012 we had TDRs of $16.0 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. Substantially all of these TDRs were included as part of our impaired loan balances. In order for these loan balances to return to accrual status, the borrower must demonstrate a sustained period of timely payments and the ultimate collectability of all amounts contractually due may not be in doubt. There were unfunded commitments available for funding of $1.6 million to the clients associated with these TDRs as of March 31, 2012. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Loans modified in TDRs:
Commercial loans:
Software	$1,568	$1,142
Hardware	2,972	5,183
Premium wine	2,310	1,949
Other	3,466	4,934

Total commercial loans	10,316	13,208

Consumer loans:
Real estate secured loans	2,673	17,934
Other consumer loans	2,981	3,133

Total consumer loans	5,654	21,067

Total	$15,970	$34,275

During the three months ended March 31, 2012 new TDRs were primarily modified through payment deferrals granted to our clients, however one new TDR totaling $0.6 million was modified through forgiveness of principal. During the three months ended March 31, 2011 all new TDRs were modified through payment deferrals granted to our clients, however no principal or interest was forgiven. The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Loans modified in TDRs during the period:
Commercial loans:
Software	$600	$651
Hardware	-	3,237
Premium wine	405	-
Other	2,416	-

Total commercial loans (1)	3,421	3,888

Consumer loans:
Real estate secured loans	249	-
Other consumer loans	36	-

Total consumer loans	285	-

Total loans modified in TDR’s during the period	$3,706	$3,888

(1)

During the three months ended March 31, 2012, we had partial charge-offs of $0.8 million on loans classified as TDRs. There were no partial charge-offs on loans classified as TDRs during the three months ended March 31, 2011.

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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2012 and 2011, broken out by portfolio segment and class of financing receivable:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software	$600	$-
Life science	-	241
Premium wine	-	206

Total commercial loans	600	447

Consumer loans:
Real estate secured loans	249	-
Other consumer loans	36	-

Total consumer loans	285	-

Total TDRs modified within the previous 12 months that defaulted in the period	$885	$447

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of March 31, 2012.

7. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at March 31, 2012 and December 31, 2011:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2012	March 31, 2012	December 31, 2011
Short-term borrowings:
Short-term FHLB advances	April 2, 2012	$530,000	$530,000	$-
Federal funds purchased	April 2, 2012	315,000	315,000	-
Other short-term borrowings	(1)	4,380	4,380	-

Total short-term borrowings			$849,380	$-

Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$347,842	$347,793
5.70% Senior Notes (2)	June 1, 2012	141,429	142,485	143,969
6.05% Subordinated Notes (3)	June 1, 2017	45,964	54,629	55,075
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,328	55,372
Other long-term debt	(4)	1,551	1,551	1,439

Total long-term debt			$601,835	$603,648

(1)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our 6.05% Subordinated Notes.
(2)

At March 31, 2012 and December 31, 2011, included in the carrying value of our 5.70% Senior Notes were $1.1 million and $2.6 million, respectively, related to the fair value of the interest rate swap associated with the notes.

(3)

At both March 31, 2012 and December 31, 2011, included in the carrying value of our 6.05% Subordinated Notes were $8.8 million related to the fair value of the interest rate swap associated with the notes.

(4)	Represents long-term notes payable related to one of our debt fund investments, and was payable beginning April 30, 2009 with the last payment due in April 2012.

Interest expense related to short-term borrowings and long-term debt was $6.4 million and $10.7 million for the three months ended March 31, 2012 and 2011, respectively. Interest expense is net of the cash flow impact from our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of March 31, 2012 was 0.16 percent.

3.875% Convertible Notes

Our $250 million 3.875% Convertible Notes matured on April 15, 2011. The effective interest rate for our 3.875% Convertible Notes for the three months ended March 31, 2011 was 5.78 percent, and interest expense was $3.6 million.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2012, we borrowed $315.0 million against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised entirely of U.S. agency debentures) at March 31, 2012 totaled $1.6 billion, of which $1.0 billion was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at March 31, 2012 totaled $100.1 million, all of which was unused and available to support additional borrowings.

8. Derivative Financial Instruments

We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk, and to assist customers with their risk management objectives. Also, in connection with negotiating credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science industries.

Interest Rate Risk

Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 5.70% Senior Notes and 6.05% Subordinated Notes, we entered into fixed-for-floating interest rate swap agreements at the time of debt issuance based upon LIBOR with matched-terms. Prior to our termination of portions of our interest rate swap agreements (discussed below), we used the shortcut method to assess hedge effectiveness and evaluate the hedging relationships for qualification under the shortcut method requirements for each reporting period. Net cash benefits associated with our interest rate swaps were recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps was calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Increases from changes in fair value were included in other assets and decreases from changes in fair value were included in other liabilities.

In connection with the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011, we terminated corresponding amounts of the associated interest rate swaps. As a result of these terminations, the remaining portions of the interest rate swaps no longer qualify for the shortcut method to assess hedge effectiveness under ASC 815, Derivatives and Hedging, and are accounted for under the long-haul method. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

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

Counterparty Credit Risk

We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We mitigate counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate. Consistent with the clarification guidance included in ASU 2011-04, we made an accounting policy decision effective January 1, 2012 to use the exception in the guidance with respect to measuring counterparty credit risk for derivative instruments, which allows us to continue to measure the fair value of a group of financial assets and financial liabilities on a net risk basis by counterparty portfolio.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2012 and December 31, 2011 were as follows:

		March 31, 2012				December 31, 2011
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$187,393	$9,884	$4,380	$5,504	$187,393	$11,441	$-	$11,441

Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	16,427	72	-	72	68,518	514	-	514
Foreign exchange forwards	Other liabilities	77,245	(1,383)	-	(1,383)	6,822	(199)	-	(199)

Net exposure			(1,311)	-	(1,311)		315	-	315

Other derivative instruments:
Equity warrant assets	Other assets	148,329	71,404	-	71,404	144,586	66,953	-	66,953

Other derivatives:
Foreign exchange forwards	Other assets	404,409	10,680	-	10,680	387,714	17,541	-	17,541
Foreign exchange forwards	Other liabilities	376,368	(9,029)	-	(9,029)	366,835	(16,346)	-	(16,346)
Foreign currency options	Other assets	133,367	842	-	842	75,600	271	-	271
Foreign currency options	Other liabilities	133,367	(842)	-	(842)	75,600	(271)	-	(271)
Loan conversion options	Other assets	7,539	1,409	-	1,409	14,063	923	-	923
Client interest rate derivatives	Other assets	39,291	63	-	63	39,713	50	-	50
Client interest rate derivatives	Other liabilities	39,291	(65)	-	(65)	39,713	(52)	-	(52)

Net exposure			3,058	-	3,058		2,116	-	2,116

Net			$83,035	$4,380	$78,655		$80,825	$-	$80,825

(1)	Cash collateral received from counterparties for our interest rate swap agreements is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)

Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2012 remain at investment grade or higher and there were no material changes in their credit ratings for the three months ended March 31, 2012.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2012 and 2011 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2012	2011
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$2,229	$6,173
Changes in fair value of interest rate swaps	Net gain on derivative instruments	389	-

Net gains associated with interest rate risk derivatives		$2,618	$6,173

Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains on revaluations of foreign currency loans, net	Other noninterest income	$1,659	$2,689
Losses on internal foreign exchange forward contracts, net	Net gains on derivative instruments	(2,051)	(2,568)

Net (losses) gains associated with currency risk		$(392)	$121

Other derivative instruments:
Gains on equity warrant assets	Net gains on derivative instruments	$6,935	$3,996

Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$1,065	$475

Net losses on other derivatives (1)	Net gains on derivative instruments	$(362)	$(1,352)

(1)	Primarily represents the change in fair value of loan conversion options.

9. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Unused commitment fees	$3,055	$1,486
Fund management fees	2,828	2,688
Service-based fee income	2,374	2,225
Gains on revaluation of foreign currency loans, net	1,659	2,689
Currency revaluation gains (losses)	615	(240)
Other	2,547	1,416

Total other noninterest income	$13,078	$10,264

A summary of other noninterest expense for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Telephone	$1,784	$1,350
Data processing services	1,405	1,063
Client services	1,253	802
Tax credit fund amortization	1,058	1,053
Postage and supplies	625	522
Dues and publications	474	374
Other	1,208	2,699

Total other noninterest expense	$7,807	$7,863

10. Segment Reporting

We have three reportable segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. The results of our operating segments are based on our internal management reporting process.

Our operating segments’ primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of FTP. Accordingly, our segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. Effective January 1, 2012, FTP is calculated at an instrument level based on account characteristics. Prior to January 1, 2012, FTP was calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes. We have reclassified all prior period amounts to conform to the current period’s methodology and presentation.

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

The following is a description of the services that our three reportable segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Our Global Commercial Bank segment is comprised of results from our Commercial Bank, and also includes SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. (For further description of these operating segments, refer to Note 20—“Segment Reporting” under Part II, Item 8 of our 2011 Form 10-K.) As a result of the change in FTP methodology discussed above, our Global Commercial Bank segment’s total net interest income for the three months ended March 31, 2011 was increased by $17.0 million (offset is included within “Other Items”), due to the reclassification of all prior periods to reflect the current period’s methodology and presentation.

•

SVB Private Bank provides banking products and a range of credit services primarily to venture capital/private equity professionals using both long-term secured and short-term unsecured lines of credit.

•

SVB Capital is the venture capital investment arm of SVBFG, which focuses primarily on funds management. SVB Capital manages funds (primarily venture capital funds) on behalf of third party limited partners and SVB Financial Group. The SVB Capital family of funds is comprised of funds of funds and direct venture funds. SVB Capital generates income for the Company primarily through management fees, carried interest arrangements and returns through the Company’s investments in the funds.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results. The Other Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Noninterest income in the Other Items column is primarily attributable to noncontrolling interests and gains (losses) on equity warrant assets. Noninterest expense in the Other Items column primarily consists of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Additionally, average assets in the Other Items column primarily consists of cash and cash equivalents.

Our segment information for the three months ended March 31, 2012 and 2011 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended March 31, 2012
Net interest income	$ 143,264	$4,965	$7	$2,701	$ 150,937
Provision for loan losses	(13,236)	(1,293)	-	-	(14,529)
Noninterest income	39,928	157	3,587	15,621	59,293
Noninterest expense (2)	(96,256)	(3,233)	(2,536)	(29,987)	(132,012)

Income (loss) before income tax expense (3)	$ 73,700	$596	$1,058	$(11,665)	$ 63,689

Total average loans, net of unearned income	$6,031,356	$737,968	$-	$35,024	$6,804,348
Total average assets (4)	18,557,272	741,962	260,127	673,182	20,232,543
Total average deposits	16,702,114	240,500	-	23,149	16,965,763

Three months ended March 31, 2011
Net interest income (loss)	$ 120,820	$4,401	$1	$(4,923)	$ 120,299
Reduction of provision for loan losses	1,391	1,656	-	-	3,047
Noninterest income	34,864	87	7,290	47,713	89,954
Noninterest expense (2)	(85,880)	(2,003)	(3,142)	(26,410)	(117,435)

Income before income tax expense (3)	$ 71,195	$4,141	$4,149	$16,380	$ 95,865

Total average loans, net of unearned income	$4,709,087	$584,326	$-	$18,637	$5,312,050
Total average assets (4)	16,196,938	584,401	216,938	951,927	17,950,204
Total average deposits	14,504,217	150,240	-	12,082	14,666,539

(1)

Global Commercial Bank’s and SVB Capital’s components of net interest income (loss), noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.

(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $3.4 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively.
(3)

The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

(4)	Total average assets equals the greater of total average assets or the sum of total liabilities and total stockholders’ equity for each segment.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Loan commitments available for funding: (1)
Fixed interest rate commitments	$733,795	$658,377
Variable interest rate commitments	6,328,420	6,548,002

Total loan commitments available for funding	7,062,215	7,206,379
Commercial and standby letters of credit (2)	803,922	861,191

Total unfunded credit commitments	$7,866,137	$8,067,570

Commitments unavailable for funding (3)	$900,248	$841,439
Maximum lending limits for accounts receivable factoring arrangements (4)	812,004	747,392
Reserve for unfunded credit commitments (5)	21,553	21,811

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)	See below for additional information on our commercial and standby letters of credit.
(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.
(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.
(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at March 31, 2012. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$628,215	$111,465	$739,680	$739,680
Performance standby letters of credit	48,810	10,303	59,113	59,113
Commercial letters of credit	5,129	-	5,129	5,129

Total	$682,154	$121,768	$803,922	$803,922

At March 31, 2012 and December 31, 2011, deferred fees related to financial and performance standby letters of credit were $5.5 million and $6.1 million, respectively. At March 31, 2012, collateral in the form of cash of $255.9 million and available-for-sale securities of $10.3 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over five to seven years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at March 31, 2012:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	222	5.1
SVB India Capital Partners I, LP	7,750	1,263	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	921	159	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,200	8.6
SVB Strategic Investors Fund III, LP	15,000	2,700	5.9
SVB Strategic Investors Fund IV, LP	12,239	5,385	5.0
Strategic Investors Fund V, LP	500	460	0.2
SVB Capital Preferred Return Fund, LP	12,687	-	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	-	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	-	9.3
Other fund investments (4)	332,555	79,012	Various

Total	$513,160	$107,399

(1)

Our ownership includes 1.3 percent direct ownership through SVB Capital Partners II, LLC and SVB Financial, and 3.8 percent indirect ownership through our investment in SVB Strategic Investors Fund II, LP.

(2)

Our ownership includes 41.5 percent direct ownership and indirect ownership interest of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Our ownership includes 4.8 percent direct ownership and 4.5 percent indirect ownership interest through GHLLC.
(4)	Represents commitments to 331 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

The following table details the total remaining unfunded commitments to the venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2012:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,311
SVB Strategic Investors Fund II, LP	11,561
SVB Strategic Investors Fund III, LP	54,567
SVB Strategic Investors Fund IV, LP	128,701
Strategic Investors Fund V, LP	95,974
SVB Capital Preferred Return Fund, LP	22,224
SVB Capital—NT Growth Partners, LP	25,432
Other private equity fund	4,447

Total	$345,217

12. Income Taxes

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. Our U.S. federal tax returns for the years 1999 through 2005 were not reviewed and are no longer open to examination by the IRS. Our U.S. federal tax returns for 2006 and subsequent years remain open to examination. Our California tax returns for 2006 and subsequent years remain open to examination. Our Massachusetts tax returns for 2008 and subsequent years remain open to examination.

We are currently under audit examination by the IRS for the 2008 and 2009 tax years, which began in July 2011. To the extent the final tax liabilities are different from the amounts originally accrued, the increases or decreases will be recorded as income tax expense or benefit in the consolidated statements of operations. While the actual outcome is subject to the completion of these audits, we do not believe there will be a material adverse impact on our results of operations.

At March 31, 2012, our unrecognized tax benefit was $1.1 million, the recognition of which would reduce our income tax expense by $0.9 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

13. Fair Value of Financial Instruments

Fair Value Measurements

Our available-for-sale securities, derivative instruments and certain non-marketable and marketable securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our interim consolidated financial statements.

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

Venture capital and private equity fund investments: Fair value measurements are based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

Other venture capital investments: Fair value measurements are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. The significant unobservable inputs used in the fair value measurement include the information about each portfolio company, including actual and forecasted results, cash position, recent or planned transactions and market comparable companies. Significant changes to any one of these inputs in isolation could result in a significant change in the fair value measurement, however, we generally consider all factors available through ongoing communication with the portfolio companies and venture capital fund managers to determine whether there are changes to the portfolio company or the environment that indicate a change in the fair value measurement.

Other investments: Fair value measurements are based on valuation techniques that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

Equity warrant assets (private portfolio): Fair value measurements of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the underlying asset value by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates to actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company. There is a direct correlation between changes in the volatility and remaining life assumptions in isolation and the fair value measurement while there is an inverse correlation between changes in the liquidity discount assumption and the fair value measurement.

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon valuation techniques that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use either of the foregoing methodologies, and are categorized as a Level 1 or Level 2 measurement in the fair value hierarchy. However, in certain cases, when market observable inputs for our valuation techniques may not be readily available, we are required to make judgments about assumptions we believe market participants would use in estimating the fair value of the financial instrument, and based on the significance of those judgments, the measurement may be determined to be a Level 3 fair value measurement.

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

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
Assets
Available-for-sale securities:
U.S. treasury securities	$-	$25,775	$-	$25,775
U.S. agency debentures	-	3,025,354	-	3,025,354
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	-	1,815,093	-	1,815,093
Agency-issued collateralized mortgage obligations - fixed rate	-	4,058,585	-	4,058,585
Agency-issued collateralized mortgage obligations - variable rate	-	2,271,203	-	2,271,203
Agency-issued commercial mortgage-backed securities	-	228,630	-	228,630
Municipal bonds and notes	-	100,103	-	100,103
Equity securities	2,798	-	-	2,798

Total available-for-sale securities	2,798	11,524,743	-	11,527,541

Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	-	-	620,356	620,356
Other venture capital investments	-	-	127,951	127,951
Other investments	-	-	1,002	1,002

Total non-marketable securities (fair value accounting)	-	-	749,309	749,309

Other assets:
Marketable securities	1,898	-	-	1,898
Interest rate swaps	-	9,884	-	9,884
Foreign exchange forward and option contracts	-	11,594	-	11,594
Equity warrant assets	-	6,187	65,217	71,404
Loan conversion options	-	1,409	-	1,409
Client interest rate derivatives	-	63	-	63

Total assets (1)	$4,696	$11,553,880	$814,526	$12,373,102

Liabilities
Foreign exchange forward and option contracts	$-	$11,254	$-	$11,254
Client interest rate derivatives	-	65	-	65

Total liabilities	$-	$11,319	$-	$11,319

(1)

Included in Level 1 and Level 3 assets are $1.6 million and $661.9 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Available-for-sale securities:
U.S. treasury securities	$-	$25,964	$-	$25,964
U.S. agency debentures	-	2,874,932	-	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	-	1,564,286	-	1,564,286
Agency-issued collateralized mortgage obligations - fixed rate	-	3,373,760	-	3,373,760
Agency-issued collateralized mortgage obligations - variable rate	-	2,413,378	-	2,413,378
Agency-issued commercial mortgage-backed securities	-	178,693	-	178,693
Municipal bonds and notes	-	100,498	-	100,498
Equity securities	4,535	-	-	4,535

Total available-for-sale securities	4,535	10,531,511	-	10,536,046

Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	-	-	611,824	611,824
Other venture capital investments	-	-	124,121	124,121
Other investments	-	-	987	987

Total non-marketable securities (fair value accounting)	-	-	736,932	736,932

Other assets:
Marketable securities	1,410	-	-	1,410
Interest rate swaps	-	11,441	-	11,441
Foreign exchange forward and option contracts	-	18,326	-	18,326
Equity warrant assets	-	3,923	63,030	66,953
Loan conversion options	-	923	-	923
Client interest rate derivatives	-	50	-	50

Total assets (1)	$5,945	$10,566,174	$799,962	$11,372,081

Liabilities
Foreign exchange forward and option contracts	$-	$16,816	$-	$16,816
Client interest rate derivatives	-	52	-	52

Total liabilities	$-	$16,868	$-	$16,868

(1)

Included in Level 1 and Level 3 assets are $1.2 million and $647.5 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2012:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$12,104	$21,716	$-	$-	$(25,288)	$-	$-	$620,356
Other venture capital investments	124,121	(3,587)	7,724	(307)	-	-	-	-	127,951
Other investments	987	21	-	-	-	(6)	-	-	1,002

Total non-marketable securities (fair value accounting) (1)	736,932	8,538	29,440	(307)	-	(25,294)	-	-	749,309
Other assets:
Equity warrant assets (2)	63,030	3,795	-	(3,643)	2,300	1	-	(266)	65,217

Total assets	$799,962	$12,333	$29,440	$(3,950)	$2,300	$(25,293)	$-	$(266)	$814,526

Three months ended March 31, 2011:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$391,247	$43,568	$40,065	$-	$-	$(10,503)	$-	$-	$464,377
Other venture capital investments	111,843	4,711	6,107	(14,136)	-	-	-	-	108,525
Other investments	981	20	-	-	-	(6)	-	-	995

Total non-marketable securities (fair value accounting) (1)	504,071	48,299	46,172	(14,136)	-	(10,509)	-	-	573,897
Other assets:
Equity warrant assets (2)	43,537	2,965	-	(3,538)	3,624	(62)	-	(266)	46,260

Total assets	$547,608	$51,264	$46,172	$(17,674)	$3,624	$(10,571)	$-	$(266)	$620,157

(1)	Realized and unrealized gains are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized (losses) gains included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2012:

Three months ended March 31, 2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$(7,114)
Other venture capital investments	(2,610)
Other investments	21

Total non-marketable securities (fair value accounting) (1)	(9,703)
Other assets:
Equity warrant assets (2)	1,674

Total unrealized losses	$(8,029)

Unrealized losses attributable to noncontrolling interests	$(9,888)

(1)	Unrealized gains are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.
(2)	Unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2012. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted Average
Other venture capital investments (fair value accounting)	$127,951	Private company equity pricing	(1)	(1)

Equity warrant assets (private portfolio)	65,217	Modified Black-Scholes option pricing model	Volatility Risk-Free interest rate Marketability discount (2) Remaining life assumption (3)	51.2% 0.5% 15.0% 40.0%

(1)

In determining the fair value of our other venture capital investment portfolio, we evaluate a variety of factors related to each underlying private portfolio company including, but not limited to, actual and forecasted results, cash position, recent or planned transactions and market comparable companies. Additionally, we have ongoing communication with the portfolio companies and venture capital fund managers, to determine whether there is a material change in fair value. These factors are specific to each portfolio company and a weighted average or range of values of the unobservable inputs is not meaningful.

(2)

Our marketability discount is applied to all private company warrants to account for a general lack of liquidity due to the private nature of the associated underlying company. The quantitative measure used is based on long-run averages and is influenced over time by various factors, such as market conditions. On a quarterly basis, a sensitivity analysis is performed on our marketability discount.

(3)

We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At March 31, 2012, the weighted average contractual remaining term was 6.4 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three months ended March 31, 2012 and 2011, we had no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 for all periods presented were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (See our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash balances due from banks, interest-earning deposits, securities purchased under agreement to resell and other short-term investment securities. The carrying amount is a reasonable estimate of fair value because of the insignificant risk of changes in fair value due to changes in market interest rates, and the instruments are purchased in conjunction with our cash management activities.

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). The fair value of other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. The carrying value of our low income housing tax credit funds (equity method accounting) is a reasonable estimate of fair value.

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using rates that reflect current pricing for similar loans and the projected forward yield curve. This method is not based on the exit price concept of fair value required under ASC 820, Fair Value Measurements and Disclosures.

FHLB and FRB stock

Investments in FHLB and FRB stock are recorded at cost. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits is equal to the amount payable on demand at the measurement date. The fair value of time deposits is estimated by discounting the cash flows using our cost of borrowings and the projected forward yield curve over their remaining contractual term.

Short-Term Borrowings

Short-term borrowings at March 31, 2012 included FHLB advances, federal funds purchased and cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. The carrying amounts of our FHLB advances and federal funds purchased are reasonable estimates of fair value because of the relatively short time between the origination of the instrument and its contractual maturity. The carrying amount of the cash collateral is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt includes our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures, 5.70% Senior Notes and 6.05% Subordinated Notes, and other long-term debt. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 5.70% Senior Notes and 6.05% Subordinated Notes are amounts related to the fair value of the interest rate swaps associated with the notes.

Off-Balance Sheet Financial Instruments

The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at March 31, 2012 or December 31, 2011. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of March 31, 2012 and December 31, 2011. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2012 and December 31, 2011.

	Quoted Prices in	Quoted Prices in	Quoted Prices in	Quoted Prices in
		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Financial assets:
Cash and cash equivalents	$850,624	$850,624	$-	$-
Non-marketable securities (cost and equity method accounting)	272,632	-	-	299,428
Net commercial loans	6,322,202	-	-	6,469,544
Net consumer loans	698,165	-	-	680,866
FHLB and FRB stock	39,189	-	-	39,189
Financial liabilities:
Short-term FHLB advances	530,000	530,000	-	-
Federal funds purchased	315,000	315,000	-	-
Other short-term borrowings	4,380	4,380	-	-
Non-maturity deposits (1)	16,564,203	16,564,203	-	-
Time deposits	152,679	-	152,354	-
5.375% Senior Notes	347,842	-	375,127	-
5.70% Senior Notes (2)	142,485	-	143,528	-
6.05% Subordinated Notes (3)	54,629	-	60,315	-
7.0% Junior Subordinated Debentures	55,328	-	51,959	-
Other long-term debt	1,551	-	-	1,551
Off-balance sheet financial assets:
Commitments to extend credit	-	-	-	20,357

December 31, 2011:
Financial assets:
Cash and cash equivalents	$1,114,948	$1,114,948	$-	$-
Non-marketable securities (cost and equity method accounting)	267,508	-	-	290,393
Net commercial loans	6,192,578	-	-	6,336,705
Net consumer loans	687,557	-	-	627,733
FHLB and FRB stock	39,189	-	-	39,189
Financial liabilities:
Non-maturity deposits (1)	16,553,787	16,553,787	-	-
Time deposits	155,749	-	155,346	-
5.375% Senior Notes	347,793	-	362,786	-
5.70% Senior Notes (2)	143,969	-	145,184	-
6.05% Subordinated Notes (3)	55,075	-	57,746	-
7.0% Junior Subordinated Debentures	55,372	-	51,526	-
Other long-term debt	1,439	-	-	1,439
Off-balance sheet financial assets:
Commitments to extend credit	-	-	-	21,232

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.
(2)

At March 31, 2012 and December 31, 2011, included in the carrying value and estimated fair value of our 5.70% Senior Notes was $1.1 million and $2.6 million, respectively, related to the fair value of the interest rate swaps associated with the notes.

(3)

At both March 31, 2012 and December 31, 2011, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $8.8 million related to the fair value of the interest rate swaps associated with the notes.

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

Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions, if any, to be received through IPOs and M&A activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2012:

(Dollars in thousands)	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$620,356	$345,217
Non-marketable securities (equity method accounting):
Other investments (2)	53,846	8,750
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	171,532	72,950

Total	$845,734	$426,917

(1)

Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds, one of our direct venture funds and one other private equity fund. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $544.8 million and $332.5 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

(2)

Other investments within non-marketable securities (equity method accounting) include investments in debt funds and venture capital and private equity fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds.

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

14. Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. In accordance with applicable accounting guidance, we establish accruals for all lawsuits and claims when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.

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

15. Related Parties

During the three months ended March 31, 2012, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

16. Subsequent Events

We have evaluated all material subsequent events and determined there are no events other than those discussed below that require disclosure.

Sale of Certain Assets of SVB Analytics

On May 7, 2012, we signed an asset purchase agreement to sell certain assets relating to our equity management services of SVB Analytics for $5.25 million (less certain prepaid revenues and other agreed upon amounts). The transaction is subject to customary closing conditions and is currently expected to close by the end of May 2012. We do not expect this transaction to have a material impact on our financial position, results of operations or stockholders’ equity.

China Joint Venture

As previously announced, in December 2010, the Bank entered into an agreement with Shanghai Pudong Development Bank Co., Ltd., a Chinese commercial bank (“SPDB”), to form a joint venture bank in China, and in October 2011, the Bank received approval from the China Banking Regulatory Commission to move forward. On May 3, 2012, we funded our capital contribution of 500 million Chinese Renminbi ($79.7 million in U.S. Dollars at applicable exchange rates) under the agreement. With this contribution, the Bank holds a 50% ownership interest in the joint venture bank. The Bank and SPDB are continuing to prepare the joint venture bank for opening, which is subject to additional regulatory approvals.

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

—

Projections of our net interest income, noninterest income, earnings per share, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, liquidity and capitalization or other financial items

—	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions
—	Forecasts of venture capital/private equity funding and investment levels
—	Forecasts of future interest rates, economic performance, and income from investments
—	Forecasts of expected levels of provisions for loan losses, loan growth and client funds
—	Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

¡	Market and economic conditions (including interest rate environment, and levels of public offerings, mergers/acquisitions and venture capital financing activities) and the associated impact on us
¡	The sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent to which capital may be used or required
¡	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)
¡	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity
¡	The realization, timing, valuation and performance of equity or other investments
¡	The likelihood that the market value of our impaired investments will recover
¡	Our intent to sell our investment securities prior to recovery of our cost basis, or the likelihood of such
¡	Expected cash requirements for unfunded commitments to certain investments, including capital calls
¡

Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

¡	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings
¡	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves
¡	The level of loan and deposit balances
¡	The level of client investment fees and associated margins
¡	The profitability of our products and services
¡	Our strategic initiatives, including the expansion of operations in China, India, Israel, the UK and elsewhere (such as establishing our joint venture bank in China and a branch in the UK)
¡	The expansion and growth of our noninterest income sources
¡	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments
¡	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact
¡	The impact from the IRS audit examination results
¡	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations
¡	The timing of the closing of our asset sale transaction relating to our equity management services business
¡	The effect of application of certain accounting pronouncements
¡	The effect of lawsuits and claims
¡

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), as filed with the SEC. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2011 Form 10-K.

Reclassifications

Certain reclassifications have been made to prior period results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Management’s Overview of First Quarter 2012 Performance

Overall, we had a good first quarter of 2012, which reflected the strength of our clients and our business. We had net income available to common stockholders of $34.8 million and diluted earnings per common share of $0.78. In the first quarter of 2012, compared to the first quarter of 2011, we experienced growth in our interest-earning assets and we reported a record high in net interest income from strong growth in average loan and available-for-sale securities balances. In addition to higher net interest income, overall credit quality remains strong, and we saw continued growth in our core fee income (foreign exchange fees, deposit service charges, credit card fees, client investment fees and letter of credit and standby letter of credit income) and gains from our equity warrant assets. Additionally, our liquidity continued to remain strong and our capital ratios increased.

First quarter 2012 results (compared to the first quarter 2011, where applicable) included:

¡	Strong growth in our lending business with record high average loan balances of $6.8 billion, an increase of $1.5 billion.

¡

Average deposit balances of $17.0 billion, an increase of $2.3 billion, or 15.7 percent. Additionally, our average total client funds (including both average deposits and off-balance sheet client investment funds) were a record high of $35.8 billion, an increase of $4.4 billion, or 13.9 percent.

¡

Record high net interest income (fully taxable equivalent basis) of $151.4 million, an increase of $30.6 million, primarily due to an increase in interest income from loans due to the increase in average balances of $1.5 billion and an increase in interest income from our available-for-sale securities as a result of investing our excess cash. These increases were partially offset by lower yields earned on our loans attributable to changes in loan composition and the low interest rate environment, as well as lower investment yields from the sale of higher-yielding securities in the second quarter of 2011 being reinvested in lower-yielding securities in the low interest rate environment.

¡

Our net interest margin increased to 3.30 percent, compared to 2.96 percent, primarily due to growth in average loan balances (higher-yielding assets) and lower cash balances from deployment into available-for-sale securities. Our net interest margin also improved as a result of the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011. The increases were partially offset by a decrease in the overall yield of our loan portfolio and available-for-sale securities.

¡

A provision for loan losses of $14.5 million, compared to a reduction of provision of $3.0 million. The provision of $14.5 million includes a $9.8 million provision for one nonperforming loan and $3.6 million related to net charge-offs. Growth in period-end loans also contributed to the first quarter 2012 provision.

¡

Core fee income of $32.4 million, an increase of $4.6 million, or 16.5 percent. This increase reflects increased client activity and continued growth in our business, primarily from foreign exchange fees and credit card fees.

¡	Net gains on equity warrant assets of $6.9 million, compared to $4.0 million. The net gains of $6.9 million in the first quarter of 2012 were driven by IPO and M&A activity.

¡

Gains on investment securities, net of noncontrolling interests, of $0.5 million, compared to $8.0 million. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details.

¡

Noninterest expense of $132.0 million, an increase of $14.6 million, or 12.4 percent. The increase was primarily due to increased expenses to support continued growth in our business through increased headcount and ongoing initiatives. Average full-time equivalent employees (“FTEs”) increased by 12.0 percent to 1,556 average FTEs, compared to 1,389 average FTEs.

¡

Overall, our liquidity remained strong based on our period end available-for-sale securities portfolio of $11.5 billion at March 31, 2012, compared to $10.5 billion at December 31, 2011. Our available-for-sale securities portfolio continues to be a good source of liquidity as it is invested in high quality investments and generates substantial monthly cash flows. Additionally, our available-for-sale securities portfolio provides us the ability to secure wholesale borrowings, if needed.

¡

Overall, we continue to maintain strong capital positions. For both SVB Financial and the Bank, our Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios increased as a result of strong earnings and an increase in additional paid-in capital primarily from stock option exercises during the first quarter of 2012.

A summary of our performance for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data and ratios)	2012	2011	% Change
Income Statement:
Diluted earnings per share	$0.78	$0.76	2.6%
Net income available to common stockholders	34,790	33,007	5.4
Net interest income	150,937	120,299	25.5
Net interest margin	3.30%	2.96%	34	bps
Provision for (reduction of) loan losses	$14,529	$(3,047)	NM	%
Noninterest income	59,293	89,954	(34.1)
Noninterest expense	132,012	117,435	12.4
Non-GAAP noninterest income, net of noncontrolling interest (1)	51,375	46,392	10.7
Non-GAAP noninterest expense, net of noncontrolling interest (2)	129,194	113,954	13.4
Balance Sheet:
Average loans, net of unearned income	$6,804,348	$5,312,050	28.1%
Average noninterest-bearing demand deposits	12,025,997	9,147,491	31.5
Average interest-bearing deposits	4,939,766	5,519,048	(10.5)
Average total deposits	16,965,763	14,666,539	15.7
Earnings Ratios:
Return on average assets (annualized) (3)	0.69%	0.75%	(8.0)%
Return on average common SVBFG stockholders’ equity (annualized) (4)	8.61	10.18	(15.4)
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.41%	1.44%	(3)	bps
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.41	0.33	8	bps
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.21	(0.19)	40	bps
Capital Ratios:
Total risk-based capital ratio	14.30%	16.85%	(255)	bps
Tier 1 risk-based capital ratio	12.91	13.37	(46)	bps
Tier 1 leverage ratio	8.04	7.65	39	bps
Tangible common equity to tangible assets (5)	7.87	7.05	82	bps
Tangible common equity to risk-weighted assets (5)	13.54	13.12	42	bps
Other Ratios:
Operating efficiency ratio (6)	62.65%	55.72%	12.4%
Non-GAAP operating efficiency ratio (2)	63.72	68.16	(6.5)
Book value per common share (7)	37.19	30.76	20.9
Other Statistics:
Average SVB prime lending rate	4.00%	4.00%	-	bps
Average full-time equivalent employees	1,556	1,389	12.0%
Period-end full-time equivalent employees	1,554	1,396	11.3

NM–Not meaningful

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.
(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.
(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.
(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.

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

There have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2011 Form 10-K.

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

	2012 Compared to 2011
	Three months ended March 31, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(1,175)	$211	$(964)
Available-for-sale securities (taxable)	8,469	(2,476)	5,993
Available-for-sale securities (non-taxable)	(52)	(12)	(64)
Loans, net of unearned income	24,868	(5,183)	19,685

Increase (decrease) in interest income, net	32,110	(7,460)	24,650

Interest expense:
NOW deposits	24	(22)	2
Money market deposits	70	(716)	(646)
Money market deposits in foreign offices	12	(87)	(75)
Time deposits	(219)	21	(198)
Sweep deposits in foreign offices	(169)	(538)	(707)

Total decrease in deposits expense	(282)	(1,342)	(1,624)
Short-term borrowings	(6)	1	(5)
5.375% Senior Notes	5	1	6
3.875% Convertible Notes	(3,554)	-	(3,554)
Junior Subordinated Debentures	(1)	(2)	(3)
5.70% Senior Notes	(370)	205	(165)
6.05% Subordinated Notes	(538)	(78)	(616)
Other long-term debt	(82)	78	(4)

Total (decrease) increase in borrowings expense	(4,546)	205	(4,341)

Decrease in interest expense, net	(4,828)	(1,137)	(5,965)

Increase (decrease) in net interest income	$36,938	$(6,323)	$30,615

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended March 31, 2012 and 2011

Net interest income increased by $30.6 million to $151.4 million for the three months ended March 31, 2012, compared to $120.8 million for the comparable 2011 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits and our efforts to manage average cash balances to a lower level. Growth in deposits is reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. These increases were partially offset by lower yields earned on our loans attributable to changes in loan composition and the low interest rate environment, as well as lower investment yields from the sale of higher-yielding securities in the second quarter of 2011 being reinvested in lower-yielding securities in the low interest rate environment.

The main factors affecting interest income and interest expense for the three months ended March 31, 2012, compared to the comparable 2011 period are discussed below:

•	Interest income for the three months ended March 31, 2012 increased by $24.7 million primarily due to:

¡

A $19.7 million increase in interest income on loans, primarily related to a $1.5 billion increase in average loan balances. This increase was partially offset by a decrease in overall yield on the loan portfolio resulting from changes in loan composition, which is reflective of our ongoing strategy of growing our later stage client portfolio that typically has lower credit risk and therefore lower relative yields.

¡

A $5.9 million increase in interest income on available-for-sale securities, primarily related to the growth in average balances of $1.8 billion due to new investments, which were purchased with excess cash as a result of our continued noninterest-bearing deposit growth. This increase was partially offset by lower investment yields from the sale of higher-yielding securities in the second quarter of 2011 being reinvested in lower-yielding securities in the low interest rate environment.

•	Interest expense for the three months ended March 31, 2012 decreased by $6.0 million primarily due to:

¡	A decrease in interest expense of $4.3 million related to our long-term debt, primarily due to the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011.

¡	A decrease in interest expense from interest-bearing deposits of $1.6 million, primarily due to decreases in rates paid on deposits throughout 2011, which is reflective of current market rates.

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin increased to 3.30 percent, compared to 2.96 percent, primarily due to growth in average loan balances (higher-yielding assets) and lower cash balances from deployment into available-for-sale securities. Our net interest margin also improved as a result of the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011. The increases were partially offset by a decrease in the overall yield of our loan portfolio and available-for-sale securities.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2012 and 2011, respectively:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2012 and 2011

	Three months ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,171,410	$1,038	0.36%	$2,538,941	$2,002	0.32%
Available-for-sale securities: (2)
Taxable	10,405,476	47,375	1.83	8,628,837	41,382	1.94
Non-taxable (3)	92,236	1,384	6.03	96,375	1,448	6.09
Total loans, net of unearned income (4)	6,804,348	109,461	6.47	5,312,050	89,776	6.85

Total interest-earning assets	18,473,470	159,258	3.47	16,576,203	134,608	3.30

Cash and due from banks	318,574			266,097
Allowance for loan losses	(93,840)			(87,980)
Other assets (5)	1,534,339			1,195,884

Total assets	$20,232,543			$17,950,204

Funding sources:
Interest-bearing liabilities:
NOW deposits	$104,498	$79	0.30%	$76,282	$77	0.41%
Money market deposits	2,470,781	930	0.15	2,361,971	1,576	0.27
Money market deposits in foreign offices	152,582	37	0.10	135,967	112	0.33
Time deposits	152,621	179	0.47	342,341	377	0.45
Sweep deposits in foreign offices	2,059,284	256	0.05	2,602,487	963	0.15

Total interest-bearing deposits	4,939,766	1,481	0.12	5,519,048	3,105	0.23
Short-term borrowings	27,415	11	0.16	39,927	16	0.16
5.375% Senior Notes	347,810	4,815	5.57	347,617	4,809	5.61
3.875% Convertible Notes	-	-	-	249,509	3,554	5.78
Junior Subordinated Debentures	55,357	831	6.04	55,533	834	6.09
5.70% Senior Notes	143,485	503	1.41	265,077	668	1.02
6.05% Subordinated Notes	55,252	127	0.92	287,286	743	1.05
Other long-term debt	1,440	69	19.27	5,261	73	5.63

Total interest-bearing liabilities	5,570,525	7,837	0.57	6,769,258	13,802	0.83
Portion of noninterest-bearing funding sources	12,902,945			9,806,945

Total funding sources	18,473,470	7,837	0.17	16,576,203	13,802	0.34

Noninterest-bearing funding sources:
Demand deposits	12,025,997			9,147,491
Other liabilities	326,679			235,924
SVBFG stockholders’ equity	1,624,256			1,314,811
Noncontrolling interests	685,086			482,720
Portion used to fund interest-earning assets	(12,902,945)			(9,806,945)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$20,232,543			$17,950,204

Net interest income and margin		$151,421	3.30%		$120,806	2.96%

Total deposits	$16,965,763			$14,666,539

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(484)			(507)

Net interest income, as reported		$150,937			$120,299

(1)

Includes average interest-earning deposits in other financial institutions of $332.3 million and $253.2 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, balances also include $594.4 million and $1.9 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.
(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.
(4)	Nonaccrual loans are reflected in the average balances of loans.
(5)

Average investment securities of $1.2 billion and $774.0 million for the three months ended March 31, 2012 and 2011, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for (Reduction of) Loan Losses

Our provision for (reduction of) loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Allowance for loan losses, beginning balance	$89,947	$82,627
Provision for (reduction of) loan losses	14,529	(3,047)
Gross loan charge-offs	(6,990)	(4,322)
Loan recoveries	3,436	6,793

Allowance for loan losses, ending balance	$100,922	$82,051

Provision for (reduction of) loan losses as a percentage of total gross loans (annualized)	0.81%	(0.22)%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.41	0.33
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.21	(0.19)
Allowance for loan losses as a percentage of period-end total gross loans	1.41	1.44
Period-end total gross loans	$7,180,779	$5,698,898
Average total gross loans	6,861,122	5,355,895

We had a provision for loan losses of $14.5 million for the three months ended March 31, 2012, compared to a reduction of provision of $3.0 million for the comparable 2011 period. The provision of $14.5 million in the first quarter of 2012 includes $9.8 million for one nonperforming loan and $3.6 million related to net charge-offs. Growth in period-end loans also contributed to the first quarter 2012 provision. The provision for the single nonperforming loan was related to a $22.0 million loan within our hardware portfolio, which has a specific reserve of $14.3 million at March 31, 2012.

Gross loan charge-offs of $7.0 million for the three months ended March 31, 2012 were primarily from our hardware client portfolio. Loan recoveries of $3.4 million for the three months ended March 31, 2012 were primarily from our software client portfolio.

See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income

A summary of noninterest income for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Core fee income:
Foreign exchange fees	$12,103	$10,497	15.3%
Deposit service charges	8,096	7,117	13.8
Credit card fees	5,668	3,817	48.5
Letters of credit and standby letters of credit income	3,636	2,710	34.2
Client investment fees	2,897	3,661	(20.9)

Total core fee income (1)	32,400	27,802	16.5

Gains on investment securities, net	7,839	51,337	(84.7)
Gains on derivative instruments, net	5,976	551	NM
Other	13,078	10,264	27.4

Total noninterest income	$59,293	$89,954	(34.1)

NM—Not meaningful

(1)	The following table provides a reconciliation GAAP noninterest income to non-GAAP core fee income:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
GAAP noninterest income (as reported)	$59,293	$89,954	(34.1	) %
Less: gains on investment securities, net	7,839	51,337	(84.7)
Less: gains on derivative instruments, net	5,976	551	NM
Less: other noninterest income	13,078	10,264	27.4

Non-GAAP core fee income	$32,400	$27,802	16.5

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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended March 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2012	2011	% Change
GAAP noninterest income (as reported)	$59,293	$89,954	(34.1)%
Less: income attributable to noncontrolling interests, including carried interest	7,918	43,562	(81.8)

Non-GAAP noninterest income, net of noncontrolling interests	$51,375	$46,392	10.7

Foreign Exchange Fees

Foreign exchange fees were $12.1 million for the three months ended March 31, 2012, compared to $10.5 million for the comparable 2011 period. The increase was primarily due to improved business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as higher number of trades.

Gains on Investment Securities, Net

Net gains on investment securities include both gains from our non-marketable and marketable securities, as well as gains from sales of our available-for-sale securities portfolio.

Our available-for-sale securities portfolio is managed to optimize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains or losses on investment securities.

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

For the three months ended March 31, 2012, we had net gains on investment securities of $7.8 million, compared to net gains of $51.3 million for the comparable 2011 period. Gains on investment securities, net of noncontrolling interests, were $0.5 million for the three months ended March 31, 2012, compared to $8.0 million for the comparable 2011 period. The gains, net of noncontrolling interests, of $0.5 million for the three months ended March 31, 2012 were primarily driven by IPO activity within our managed funds of funds and unrealized gains related to our debt funds. These gains were partially offset by valuation losses primarily from one investment within our managed direct venture funds and losses from the sale of public company shares, which were originally acquired through the exercise of equity warrant assets.

The following tables provide a summary of net gains (losses) on investment securities, net of noncontrolling interests, for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended March 31, 2012
Total gains (losses) on investment securities, net	$12,305	$(4,682)	$881	$(874)	$209	$7,839
Less: income (losses) attributable to noncontrolling interests, including carried interest	11,282	(3,959)	15	-	-	7,338

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$1,023	$(723)	$866	$(874)	$209	$501

Three months ended March 31, 2011
Total gains on investment securities, net	$3,946	$43,392	$2,288	$62	$1,649	$51,337
Less: income attributable to noncontrolling interests, including carried interest	3,886	39,210	289	-	-	43,385

Non-GAAP net gains on investment securities, net of noncontrolling interests	$60	$4,182	$1,999	$62	$1,649	$7,952

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Equity warrant assets (1)
Gains on exercises, net	$2,941	$2,024	45.3%
Cancellations and expirations	(569)	(581)	(2.1)
Changes in fair value	4,563	2,553	78.7

Net gains on equity warrant assets (2)	6,935	3,996	73.5
(Losses) gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net	1,065	475	124.2
Losses on internal foreign exchange forward contracts, net (3)	(2,051)	(2,568)	(20.1)

Total losses on foreign exchange forward contracts, net	(986)	(2,093)	(52.9)
Change in fair value of interest rate swaps	389	-	-
Net losses on other derivatives (4)	(362)	(1,352)	(73.2)

Gains on derivative instruments, net	$5,976	$551	NM

NM—Not meaningful

(1)	At March 31, 2012, we held warrants in 1,192 companies, compared to 1,164 companies at March 31, 2011.
(2)	Net gains on equity warrant assets are included in the line item “Gains on derivative instruments, net” as part of noninterest expense.
(3)

Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. This is offset by the gains and losses from the revaluations of these foreign currency denominated loans, which are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.

(4)	Primarily represents the change in fair value of loan conversion options held by SVB Financial. As of March 31, 2012, the loan conversion options related to four clients.

Net gains on derivative instruments were $6.0 million for the three months ended March 31, 2012, compared to net gains of $0.6 million for the comparable 2011 period. The increase of $5.4 million was primarily attributable to the following:

•

Net gains on equity warrant assets of $6.9 million for the three months ended March 31, 2012, compared to net gains of $4.0 million for the comparable 2011 period. The net gains of $6.9 million for the three months ended March 31, 2012 were driven by higher gains from the exercise of equity warrant assets and higher gains from valuation increases in our equity warrant assets, primarily from IPO and M&A activity.

•

Net losses of $2.1 million on foreign exchange forward contracts hedging our foreign currency denominated loans for the three months ended March 31, 2012, compared to net losses of $2.6 million for the comparable 2011 period. The net losses of $2.1 million for the three months ended March 31, 2012 were primarily due to the weakening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by net gains of $1.7 million from the revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

•

Net losses on other derivatives of $0.4 million for the three months ended March 31, 2012, compared to net losses of $1.4 million for the comparable 2011 period. The net losses of $0.4 million for the three months ended March 31, 2012 were primarily due to the change in fair value of one of our loan conversion options.

Credit Card Fees

Credit card fees were $5.7 million for the three months ended March 31, 2012, compared to $3.8 million for the comparable 2011 period. The increase was primarily due to new credit card clients and an increase in client activity.

Client Investment Fees

Client investment fees were $2.9 million for the three months ended March 31, 2012, compared to $3.7 million for the comparable 2011 period. The decrease was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets. This decrease was partially offset by an increase in average client investment funds. The following table summarizes average client investment funds for the three months ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
(Dollars in millions)	2012	2011	% Change
Client directed investment assets (1)	$7,556	$9,337	(19.1)%
Client investment assets under management	9,986	7,475	33.6
Sweep money market funds	1,341	-	-

Total average client investment funds (2)	$18,883	$16,812	12.3

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at March 31, 2012 and December 31, 2011:

(Dollars in millions)	March 31, 2012	December 31, 2011	% Change
Client directed investment assets	$7,147	$7,709	(7.3)%
Client investment assets under management	10,190	9,919	2.7
Sweep money market funds	1,775	1,116	59.1

Total period-end client investment funds	$19,112	$18,744	2.0

The increases in average and period-end balances were primarily due to a steadily improving funding environment for both private and public clients, as well as our clients’ increased utilization of our off-balance sheet sweep money market funds.

Other Noninterest Income

A summary of other noninterest income for the three months ended March 31, 2012 and 2011, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Unused commitment fees	$3,055	$1,486	105.6%
Fund management fees	2,828	2,688	5.2
Service-based fee income (1)	2,374	2,225	6.7
Gains on revaluation of foreign currency loans, net	1,659	2,689	(38.3)
Currency revaluation gains (losses)	615	(240)	NM
Other	2,547	1,416	79.9

Total other noninterest income	$13,078	$10,264	27.4

NM—Not meaningful

(1)	Includes income from SVB Analytics

Other noninterest income was $13.1 million for the three months ended March 31, 2012, compared to $10.3 million for the comparable 2011 period. The increase of $2.8 million was primarily due to a $1.6 million increase in unused commitment fees, primarily resulting from the prospective reclassification of certain fees from interest income to noninterest income. The comparable amount of these fees included in interest income in the first quarter of 2011 was $1.2 million. Additionally, we had currency revaluation gains of $0.6 million for the three months ended March 31, 2012, compared to net losses of $0.2 million for the comparable 2011 period. The net gains of $0.6 million for the three months ended March 31, 2012 were primarily due to the weakening of the U.S. Dollar against the Indian Rupee.

Noninterest Expense

A summary of noninterest expense for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Compensation and benefits	$ 83,737	$ 75,632	10.7%
Professional services	14,607	12,987	12.5
Business development and travel	7,746	5,653	37.0
Premises and equipment	7,564	5,912	27.9
Net occupancy	5,623	4,650	20.9
Correspondent bank fees	2,688	2,163	24.3
FDIC assessments	2,498	3,475	(28.1)
Reduction of provision for unfunded credit commitments	(258)	(900)	(71.3)
Other	7,807	7,863	(0.7)

Total noninterest expense	$132,012	$117,435	12.4

Included in noninterest expense is expense attributable to noncontrolling interests. See below for a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both of which exclude noncontrolling interests.

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

	Three months ended March 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2012	2011	% Change
GAAP noninterest expense	$132,012	$117,435	12.4%
Less: amounts attributable to noncontrolling interests	2,818	3,481	(19.0)

Non-GAAP noninterest expense, net of noncontrolling interests	$129,194	$113,954	13.4

GAAP taxable equivalent net interest income	$151,421	$120,806	25.3
Less: income attributable to noncontrolling interests	43	7	NM

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	151,378	120,799	25.3

Non-GAAP noninterest income, net of noncontrolling interests	51,375	46,392	10.7

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$202,753	$167,191	21.3

Non-GAAP operating efficiency ratio (1)	63.72%	68.16%	(6.5)

NM—Not meaningful

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.

Compensation and Benefits Expense

The following table provides a summary of our compensation and benefits expense:

	Three months ended March 31,

(Dollars in thousands)	2012	2011	% Change
Compensation and benefits
Salaries and wages	$38,120	$33,807	12.8%
Incentive compensation & ESOP	21,147	21,009	0.7
Other employee benefits (1)	24,470	20,816	17.6

Total compensation and benefits	$83,737	$75,632	10.7

Period-end full-time equivalent employees	1,554	1,396	11.3
Average full-time equivalent employees	1,556	1,389	12.0

(1)

Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee related expenses.

The increase in compensation and benefits expense of $8.1 million for the three months ended March 31, 2012 was primarily due to the following:

•

An increase of $4.3 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 167 to 1,556 average FTEs in the first quarter of 2012, compared to 1,389 average FTEs in the first quarter of 2011. The increase in headcount was primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

•

An increase of $3.7 million in other employee benefits primarily due to an increase in average FTEs, as well an increase in 401(k) expenses driven by 2011 incentive compensation payouts during the quarter, which were at higher levels than 2010 incentive compensation payouts in the first quarter of 2011.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $27.8 million for the three months ended March 31, 2012 compared to $26.0 million for the comparable 2011 period. These amounts are included in total compensation and benefits expense discussed above.

Professional Services

Professional services were $14.6 million for the three months ended March 31, 2012, compared to $13.0 million for the comparable 2011 period. The increase was primarily due to projects and general costs to maintain and enhance our corporate IT infrastructure and to support continued growth in our business through ongoing initiatives.

Business Development and Travel

Business development and travel expense was $7.7 million for the three months ended March 31, 2012, compared to $5.7 million for the comparable 2011 period. The increase was primarily reflective of our increased focus on global initiatives and increased business development activity due to improving economic and business conditions.

Premises and Equipment

Premises and equipment expense was $7.6 million for the three months ended March 31, 2012, compared to $5.9 million for the comparable 2011 period. The increase was primarily due to increased depreciation expense on new software and hardware put into service as part of our ongoing infrastructure/IT enhancement process.

Other Noninterest Expense

A summary of other noninterest expense for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Telephone	$1,784	$1,350	32.1%
Data processing services	1,405	1,063	32.2
Client services	1,253	802	56.2
Tax credit fund amortization	1,058	1,053	0.5
Postage and supplies	625	522	19.7
Dues and publications	474	374	26.7
Other	1,208	2,699	(55.2)

Total other noninterest expense	$7,807	$7,863	(0.7)

Net Income Attributable to Noncontrolling Interests

Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.

In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2012 and 2011, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Net interest income (1)	$(43)	$(7)	NM	%
Noninterest income (1)	(6,632)	(42,371)	(84.3)
Noninterest expense (1)	2,818	3,481	(19.0)
Carried interest (2)	(1,286)	(1,191)	8.0

Net income attributable to noncontrolling interests	$(5,143)	$(40,088)	(87.2)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.

Income Taxes

Our effective income tax expense rate was 40.6 percent for the three months ended March 31, 2012, compared to 40.8 percent for the comparable 2011 period. The decrease in the tax rate was primarily attributable to higher credits from low-income housing investments.

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.

Operating Segment Results

We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.

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

Our primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of FTP, and interest paid on deposits, net of FTP. Accordingly, our segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. Effective January 1, 2012, FTP is calculated at an instrument level based on account characteristics. Prior to January 1, 2012, FTP was calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes. We have reclassified all prior period amounts to conform to the current period’s methodology and presentation.

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

Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three months ended March 31, 2012 and 2011:

Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Net interest income	$ 143,264	$ 120,820	18.6%
(Provision for) reduction of loan losses	(13,236)	1,391	NM
Noninterest income	39,928	34,864	14.5
Noninterest expense	(96,256)	(85,880)	12.1

Income before income tax expense	$ 73,700	$ 71,195	3.5

Total average loans, net of unearned income	$6,031,356	$4,709,087	28.1
Total average assets	18,557,272	16,196,938	14.6
Total average deposits	16,702,114	14,504,217	15.2

NM—Not meaningful

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net interest income from our Global Commercial Bank (“GCB”) increased by $22.4 million for the three months ended March 31, 2012, primarily due to a $18.1 million increase in loan interest income resulting mainly from an increase in average loan balances and a $6.6 million increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a $3.6 million decrease in the FTP earned for deposits due to decreases in market interest rates.

We had a provision for loan losses for GCB of $13.2 million for the three months ended March 31, 2012, compared to a reduction of provision of $1.4 million for the comparable 2011 period. The provision of $13.2 million includes $9.8 million for one nonperforming loan and $3.8 million related to net charge-offs. The reduction of provision for the comparable 2011 period was primarily due to net loan recoveries recognized and a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients.

Noninterest income increased by $5.1 million for the three months ended March 31, 2012, primarily due to an increase in foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as higher number of trades. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity.

Noninterest expense increased by $10.4 million for the three months ended March 31, 2012, primarily due to an increase in salaries and wages and other employee benefits, as well as an increase in direct drive incentive compensation expenses. The increase in salaries and wages and other employee benefits was primarily due to an increase in the average number of FTEs at GCB, which increased by 115 to 1,213 for the three months ended March 31, 2012, compared to 1,098 for the comparable 2011 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in direct drive incentive compensation expenses was primarily due to our loan growth.

SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Net interest income	$4,965	$4,401	12.8%
(Provision for) reduction of loan losses	(1,293)	1,656	(178.1)
Noninterest income	157	87	80.5
Noninterest expense	(3,233)	(2,003)	61.4

Income before income tax expense	$596	$4,141	(85.6)

Total average loans, net of unearned income	$737,968	$584,326	26.3
Total average assets	741,962	584,401	27.0
Total average deposits	240,500	150,240	60.1

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net interest income from SVB Private Bank increased by $0.6 million for the three months ended March 31, 2012, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.

SVB Private Bank had a provision for loan losses of $1.3 million for the three months ended March 31, 2012, compared to a reduction of provision of $1.7 million for the comparable 2011 period. The provision of $1.3 million for the three months ended March 31, 2012 was primarily due to a higher reserve for impaired loans. The reduction of provision of $1.7 million for the three months ended March 31, 2011 was primarily due to a reduction in the reserve for impaired loans.

Noninterest expense increased by $1.2 million for the three months ended March 31, 2012, primarily due to an increase in compensation and benefits expense resulting from an increase in the average number of FTEs at SVB Private Bank, which increased by 23 to 46 FTEs for the three months ended March 31, 2012, compared to 23 FTEs for the comparable 2011 period. The increase in average FTEs was to support the growth of SVB Private Bank.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2012	2011	% Change
Net interest income	$7	$1	NM	%
Noninterest income	3,587	7,290	(50.8)
Noninterest expense	(2,536)	(3,142)	(19.3)

Income before income tax expense	$1,058	$4,149	(74.5)

Total average assets	$260,127	$216,938	19.9

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

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Noninterest income decreased by $3.7 million to $3.6 million for the three months ended March 31, 2012, primarily due to lower net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $0.6 million for the three months ended March 31, 2012, compared to net gains of $4.6 million for the comparable 2011 period. The net gains on investment securities of $0.6 million for the three months ended March 31, 2012 were primarily driven by IPO activity within our managed funds of funds, partially offset by valuation losses primarily from one investment within our managed direct venture funds.

•	Fund management fees of $2.8 million for the three months ended March 31, 2012, compared to $2.7 million for the comparable 2011 period.

Consolidated Financial Condition

Our total assets were $20.8 billion at March 31, 2012, an increase of $849.4 million, or 4.3 percent, compared to $20.0 billion at December 31, 2011. Below is a summary of the individual components.

Cash and Cash Equivalents

Cash and cash equivalents totaled $850.6 million at March 31, 2012, a decrease of $264.3 million, or 23.7 percent, compared to $1.1 billion at December 31, 2011. The decrease was primarily due to the investment of cash previously held at the FRB into available-for-sale securities as well as to fund loan growth.

As of March 31, 2012 and December 31, 2011, $76.9 million and $100.1 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $267.2 million and $371.5 million, respectively.

Investment Securities

Investment securities totaled $12.5 billion at March 31, 2012, an increase of $1.0 billion, or 8.7 percent, compared to $11.5 billion at December 31, 2011. The increase was primarily due to the use of excess cash to purchase available-for-sale securities. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

Available-for-Sale Securities

Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $11.5 billion at March 31, 2012, an increase of $1.0 billion, or 9.4 percent, compared to $10.5 billion at December 31, 2011. The increase was primarily due to purchases of new investments of $1.8 billion, partially offset by paydowns and calls of $777.7 million in securities. The purchases of new investments of $1.8 billion were primarily comprised of fixed-rate agency-issued mortgage securities and fixed-rate agency debentures. The paydowns and calls of securities of $777.7 million were comprised of $634.2 million in fixed-rate securities and $143.5 million in variable-rate securities.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At March 31, 2012, our estimated portfolio duration was 2.1 years, compared to 1.8 years at December 31, 2011.

Non-Marketable Securities

Our non-marketable securities portfolio primarily represents investments in venture capital funds, debt funds and private portfolio companies. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds. Included in our non-marketable securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable securities compared to the amounts attributable to SVBFG.

Non-marketable securities were $1.0 billion at both March 31, 2012, and December 31, 2011. Nonmarketable securities increased nominally by $17.5 million, or 1.7 percent from December 31, 2011 to March 31, 2012, primarily due to capital calls (net of distributions) from noncontrolling interests of $17.1 million. The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$620,356	$75,590	$611,824	$77,674
Other venture capital investments (2)	127,951	11,467	124,121	11,333
Other investments	1,002	502	987	493
Non-marketable securities (equity method accounting):
Other investments	62,737	62,737	68,252	68,252
Low income housing tax credit funds	41,111	41,111	34,894	34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	148,424	148,424	145,007	145,007
Other investments	20,360	20,360	19,355	19,355

Total non-marketable securities	$1,021,941	$360,191	$1,004,440	$357,008

(1)

The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011

(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$36,444	$4,578	$39,567	$4,970
SVB Strategic Investors Fund II, LP	119,965	10,283	122,619	10,510
SVB Strategic Investors Fund III, LP	216,827	12,730	218,429	12,824
SVB Strategic Investors Fund IV, LP	130,139	6,507	122,076	6,104
Strategic Investors Fund V, LP	11,461	28	8,838	31
SVB Capital Preferred Return Fund, LP	46,783	12,057	42,580	11,571
SVB Capital—NT Growth Partners, LP	50,449	22,278	43,958	20,176
SVB Capital Partners II, LP	1,221	62	2,390	121
Other private equity fund	7,067	7,067	11,367	11,367

Total venture capital and private equity fund investments	$620,356	$75,590	$611,824	$77,674

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011

(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$17,344	$1,855	$17,878	$1,912
SVB Capital Partners II, LP	64,829	3,292	61,099	3,103
SVB India Capital Partners I, LP	42,299	6,085	42,832	6,162
SVB Capital Shanghai Yangpu Venture Capital Fund	3,479	235	2,312	156

Total other venture capital investments	$127,951	$11,467	$124,121	$11,333

Loans

Loans, net of unearned income were $7.1 billion at March 31, 2012, an increase of $151.2 million, or 2.2 percent, compared to $7.0 billion at December 31, 2011. Unearned income was $59.5 million at March 31, 2012, compared to $60.2 million at December 31, 2011. Total gross loans were $7.2 billion at March 31, 2012, an increase of $150.5 million, or 2.1 percent, compared to $7.0 billion at December 31, 2011. The increases were primarily due to increases in loans to hardware and software clients. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$ 2,536,362	35.4%	$ 2,517,890	35.8%
Hardware	1,064,742	14.8	961,869	13.7
Venture capital/private equity	1,134,631	15.8	1,128,520	16.1
Life science	872,344	12.1	872,413	12.4
Premium wine	121,279	1.7	131,552	1.9
Other	352,704	4.9	345,588	4.9

Total commercial loans	6,082,062	84.7	5,957,832	84.8

Real estate secured loans:
Premium wine	361,529	5.0	347,241	4.9
Consumer loans	542,402	7.6	533,817	7.6

Total real estate secured loans	903,931	12.6	881,058	12.5

Construction loans	30,040	0.4	30,319	0.4
Consumer loans	164,746	2.3	161,112	2.3

Total gross loans	$ 7,180,779	100.0%	$ 7,030,321	$100.0%

Loan Concentration

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of March 31, 2012:

	March 31, 2012
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$858,171	$434,858	$674,753	$508,033	$60,547	$2,536,362
Hardware	272,537	181,233	182,983	174,750	253,239	1,064,742
Venture capital/private equity	289,107	152,764	214,083	152,064	326,613	1,134,631
Life science	259,594	145,811	178,091	170,363	118,485	872,344
Premium wine (1)	63,764	19,526	31,789	6,200	-	121,279
Other	79,323	47,818	106,193	82,370	37,000	352,704

Commercial loans	1,822,496	982,010	1,387,892	1,093,780	795,884	6,082,062

Real estate secured loans:
Premium wine (1)	134,443	65,791	85,913	43,882	31,500	361,529
Consumer loans (2)	447,260	41,430	33,968	19,744	-	542,402

Real estate secured loans	581,703	107,221	119,881	63,626	31,500	903,931

Construction loans	6,838	23,202	-	-	-	30,040
Consumer loans (2)	55,113	42,679	21,204	750	45,000	164,746

Total gross loans	$2,466,150	$1,155,112	$1,528,977	$1,158,156	$872,384	$7,180,779

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At March 31, 2012, gross loans (individually or in the aggregate) totaling $2.0 billion, or 28.3 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 67 clients, and of these loans, $22.0 million were on nonaccrual status as of March 31, 2012.

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2011:

	December 31, 2011
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$764,200	$429,670	$578,248	$715,772	$30,000	$2,517,890
Hardware	306,557	166,619	133,505	116,305	238,883	961,869
Venture capital/private equity	277,087	232,775	127,848	53,000	437,810	1,128,520
Life science	251,921	140,786	187,874	171,702	120,130	872,413
Premium wine (1)	69,418	13,971	42,763	5,400	-	131,552
Other	90,110	14,915	82,849	45,435	112,279	345,588

Commercial loans	1,759,293	998,736	1,153,087	1,107,614	939,102	5,957,832

Real estate secured loans:
Premium wine (1)	119,708	75,161	75,247	45,625	31,500	347,241
Consumer loans (2)	434,406	41,177	39,302	18,932	-	533,817

Real estate secured loans	554,114	116,338	114,549	64,557	31,500	881,058

Construction loans	7,581	22,738	-	-	-	30,319
Consumer loans (2)	59,713	32,105	21,294	3,000	45,000	161,112

Total gross loans	$2,380,701	$1,169,917	$1,288,930	$1,175,171	$1,015,602	$7,030,321

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At December 31, 2011, gross loans (individually or in the aggregate) totaling $2.2 billion, or 31.2 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 71 clients, and of these loans, none were on nonaccrual status as of December 31, 2011.

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 8 percent of total gross loans at both March 31, 2012 and December 31, 2011. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At March 31, 2012, our lending to venture capital/private equity firms represented 15.8 percent of total gross loans, compared to 16.1 percent of total gross loans at December 31, 2011. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At March 31, 2012, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 8.5 percent and 4.6 percent, respectively, of total gross loans, compared to 8.8 percent and 5.4 percent, respectively at December 31, 2011. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Approximately 46.3 percent of our outstanding total gross loan balances as of March 31, 2012 were to borrowers based in California compared to 43.7 percent as of December 31, 2011. Other than California, there are no states with balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2011 Form 10-K.

Credit Quality Indicators

As of March 31, 2012, our criticized and impaired loans represented 8.6 percent of our total gross loans. This compares to 8.5 percent at December 31, 2011. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients, and make up approximately 8 percent of our loan portfolio. It is common for an early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. We believe that our current criticized loan levels are representative of ongoing levels of criticized assets.

Credit Quality and Allowance for Loan Losses

Nonperforming assets consist of loans past due 90 days or more that are still accruing interest and loans on nonaccrual status. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$-	$-
Impaired loans	41,697	36,617

Total gross nonperforming loans	$41,697	$36,617

Nonperforming loans as a percentage of total gross loans	0.58%	0.52%
Nonperforming assets as a percentage of total assets	0.20	0.18

Allowance for loan losses	$100,922	$89,947
As a percentage of total gross loans	1.41%	1.28%
As a percentage of total gross nonperforming loans	242.04	245.64
Allowance for loan losses for impaired loans	$18,369	$3,707
As a percentage of total gross loans	0.26%	0.05%
As a percentage of total gross nonperforming loans	44.05	10.12
Allowance for loan losses for total gross performing loans	$82,553	$86,240
As a percentage of total gross loans	1.15%	1.23%
As a percentage of total gross performing loans	1.16	1.23
Total gross loans	$7,180,779	$7,030,321
Total gross performing loans	7,139,082	6,993,704
Reserve for unfunded credit commitments (1)	21,553	21,811
As a percentage of total unfunded credit commitments	0.27%	0.27%
Total unfunded credit commitments (2)	7,866,137	8,067,570

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.
(2)	Includes unfunded loan commitments and letters of credit.

Our allowance for loan losses as a percentage of total gross loans increased to 1.41 percent at March 31, 2012 from 1.28 percent at December 31, 2011. The increase was primarily due a $14.3 million reserve for a single nonperforming loan, partially offset by the continued strong performance of our performing loan portfolio. The single nonperforming loan was related to a $22.0 million loan within our hardware portfolio. Our allowance for loan losses for total gross performing loans as a percentage of total gross performing loans decreased from 1.23 percent at December 31, 2011 to 1.16 percent at March 31, 2012.

Our nonperforming loans were $41.7 million at March 31, 2012, compared to $36.6 million at December 31, 2011. The increase of $5.1 million came primarily from the addition of the $22.0 million loan within our hardware portfolio, offset by paydowns of $16.9 million on other nonperforming loans. The allowance for loan losses related to impaired loans was $18.4 million at March 31, 2012 compared to $3.7 million at December 31, 2011.

Average impaired loans for the three months ended March 31, 2012 and 2011 were $37.8 million and $35.8 million, respectively. If the impaired loans had not been impaired, $0.6 million and $0.7 million in interest income would have been recorded for the three months ended March 31, 2012 and 2011, respectively.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at March 31, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011	% Change
Derivative assets, gross (1)	$94,354	$97,693	(3.4) %
Foreign exchange spot contract assets, gross	60,474	86,610	(30.2)
Accrued interest receivable	60,331	58,108	3.8
FHLB and FRB stock	39,189	39,189	-
Accounts receivable	34,444	49,076	(29.8)
Prepaid FDIC assessments	6,364	8,776	(27.5)
Other assets	43,388	37,402	16.0

Total accrued interest receivable and other assets	$338,544	$376,854	(10.2)

(1)	See “Derivatives” section below.

Foreign Exchange Spot Contract Assets

Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $26.1 million was primarily due to decreased client trade activity at period-end, and is consistent with the decrease in foreign exchange spot contract liabilities (see “Other Liabilities” section below).

Accounts Receivable

The decrease in accounts receivable of $14.6 million from December 31, 2011 was primarily due to a decrease in unsettled client trades related to our off-balance sheet sweep money market funds.

Derivatives

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011	% Change
Assets:
Equity warrant assets	$71,404	$66,953	6.6%
Foreign exchange forward and option contracts	11,594	18,326	(36.7)
Interest rate swaps	9,884	11,441	(13.6)
Loan conversion options	1,409	923	52.7
Client interest rate derivatives	63	50	26.0

Total derivatives assets	$94,354	$97,693	(3.4)

Liabilities:
Foreign exchange forward and option contracts	$(11,254)	$(16,816)	(33.1)
Client interest rate derivative	(65)	(52)	25.0

Total derivatives liabilities	$(11,319)	$(16,868)	(32.9)

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At March 31, 2012, we held warrants in 1,192 companies, compared to 1,174 companies at December 31, 2011. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Balance, beginning of period	$66,953	$47,565
New equity warrant assets	2,608	3,695
Non-cash increases in fair value	4,563	2,553
Exercised equity warrant assets	(2,151)	(1,959)
Terminated equity warrant assets	(569)	(581)

Balance, end of period	$71,404	$51,273

Interest Rate Swaps

For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at March 31, 2012 and December 31, 2011 amounted to $0.3 million and $1.5 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.

Deposits

Deposits remained flat at $16.7 billion for both March 31, 2012 and December 31, 2011, primarily due to our clients’ increased utilization of our off-balance sheet sweep money market funds. At March 31, 2012, 29.2 percent of our total deposits were interest-bearing deposits, compared to 29.0 percent at December 31, 2011.

At March 31, 2012, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $125.1 million, compared to $126.0 million at December 31, 2011. At March 31, 2012, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Short-Term Borrowings and Long-Term Debt

At March 31, 2012, we had short-term borrowings of $849.4 million, primarily due to overnight borrowings at the end of the quarter. The overnight borrowings were used to support loan growth and client deposit outflows late in the first quarter of 2012, and to manage average cash balances to a lower level.

At March 31, 2012, we had long-term debt of $601.8 million, compared to $603.6 million at December 31, 2011. At March 31, 2012, long-term debt included our 5.375% Senior Notes, 5.70% Senior Notes, 6.05% Subordinated Notes, 7.0% Junior Subordinated Debentures and other long-term debt. Our 5.70% Senior Notes will mature on June 1, 2012 and we expect to repay all outstanding principal, including unpaid and accrued interest, in cash upon maturity. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities

A summary of other liabilities at March 31, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011	% Change
Foreign exchange spot contract liabilities, gross	$105,437	$152,727	(31.0)%
Accrued compensation	43,887	114,472	(61.7)
Reserve for unfunded credit commitments	21,553	21,811	(1.2)
Derivative liabilities, gross (1)	11,319	16,868	(32.9)
Deferred tax liabilities	8,960	7,975	12.4
Other	116,381	91,468	27.2

Total other liabilities	$307,537	$405,321	(24.1)

(1)	See “Derivatives” section above.

Foreign Exchange Spot Contract Liabilities

Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $47.3 million was primarily due to decreased client trade activity at period-end. (See “Accrued Interest Receivable and Other Assets” section above).

Accrued Compensation

Accrued compensation includes amounts for vacation time, our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $70.6 million was primarily the result of 2011 incentive compensation payouts during the first quarter of 2012, partially offset by additional accruals for the first quarter of 2012.

Noncontrolling Interests

Noncontrolling interests totaled $703.2 million and $681.0 million at March 31, 2012 and December 31, 2011, respectively. The increase of $22.2 million was primarily due to $17.3 million of contributed capital (net of distributions) from investors in our managed funds and net income attributable to noncontrolling interests of $5.1 million for the three months ended March 31, 2012, primarily from our managed funds of funds.

Fair Value Measurements

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$12,373,102	$814,526	$11,372,081	$799,962
As a percentage of total assets	59.4%	3.9%	56.9%	4.0%

Liabilities carried at fair value	$11,319	$-	$16,868	$-
As a percentage of total liabilities	0.1%	-%	0.1%	-%

	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	93.4%	6.6%	93.0%	7.0%

As of March 31, 2012, our available-for-sale securities, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures, U.S. treasury securities and municipal bonds and notes, totaled $11.5 billion, or 93.1 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $10.5 billion, or 92.6 percent, as of December 31, 2011. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.

Financial assets valued using Level 3 measurements consist primarily of our investments in venture capital and private equity funds and direct equity investments in privately held companies. Our managed funds that hold these investments qualify as investment companies under AICPA Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Assets valued using Level 3 measurements also include equity warrant assets in shares of private company capital stock.

During the three months ended March 31, 2012, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $12.3 million (which is inclusive of noncontrolling interest), primarily due to valuation increases in underlying fund investments in our managed funds, as well as gains from liquidity events and distributions and gains from our equity warrant assets. During the three months ended March 31, 2011, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $51.3 million (which is inclusive of noncontrolling interest).

The valuation of non-marketable securities and equity warrant assets in shares of private company capital stock is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict (see “Risk Factors” set forth in our 2011 Form 10-K).

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

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.6 billion at March 31, 2012, an increase of $70.1 million, or 4.5 percent compared to $1.6 billion at December 31, 2011. This increase was primarily the result of net income of $34.8 million for the first quarter of 2012 and an increase in additional-paid-in-capital of $31.4 million primarily from stock option exercises and ESOP contributions during the first quarter of 2012.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios

Both SVB Financial and the Bank are subject to various capital adequacy guidelines issued by the Federal Reserve Board and the California Department of Financial Institutions. To be classified as “adequately capitalized” under these capital guidelines, minimum ratios for total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratio for bank holding companies and banks are 8.0%, 4.0% and 4.0%, respectively.

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

Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2012 and December 31, 2011. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	March 31, 2012	December 31, 2011	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio	14.30%	13.95%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.91	12.62	6.0	4.0
Tier 1 leverage ratio	8.04	7.92	N/A	4.0
Tangible common equity to tangible assets ratio (1) (2)	7.87	7.86	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1) (2)	13.54	13.25	N/A	N/A

Bank:
Total risk-based capital ratio	12.59%	12.33%	10.0%	8.0%
Tier 1 risk-based capital ratio	11.16	10.96	6.0	4.0
Tier 1 leverage ratio	6.94	6.87	5.0	4.0
Tangible common equity to tangible assets ratio (1) (2)	7.16	7.18	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1) (2)	11.94	11.75	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(2)

The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our tier 1 risk-based capital and tier 1 leverage ratios for both SVB Financial and the Bank increased compared to December 31, 2011 and are above the levels to be considered “well capitalized”. Both of these ratios benefited from growth in retained earnings and additional-paid-in-capital, the impact of which was partially offset by continued growth in assets. Our total risk-based capital ratio (includes tier 1 and tier 2 capital components) for both SVB Financial and the Bank also increased primarily due to growth in our retained earnings and additional-paid-in-capital.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
GAAP SVBFG stockholders’ equity	$1,639,490	$1,569,392	$1,403,570	$1,346,854
Less:
Intangible assets	559	601	-	-

Tangible common equity	$1,638,931	$1,568,791	$1,403,570	$1,346,854

GAAP Total assets	$20,818,337	$19,968,894	$19,596,848	$18,758,813
Less:
Intangible assets	559	601	-	-

Tangible assets	$20,817,778	$19,968,293	$19,596,848	$18,758,813

Risk-weighted assets	$12,102,502	$11,837,902	$11,752,897	$11,467,401

Tangible common equity to tangible assets	7.87%	7.86%	7.16%	7.18%
Tangible common equity to risk-weighted assets	13.54	13.25	11.94	11.75

For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios increased due to an increase in retained earnings, an increase in accumulated other comprehensive income from increases in the fair value of our available-for-sale securities portfolio, and an increase in additional-paid-in-capital from stock option exercises and ESOP contributions during the three months ended March 31, 2012. This growth was partially offset by increases in both tangible and risk-weighted assets, which reflects our growth in period-end loan balances.

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

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our Asset/Liability Committee (“ALCO”), which is a management committee, provides oversight to the liquidity management process and recommends policy guidelines for the approval of the Finance Committee of our Board of Directors, and courses of action to address our actual and projected liquidity needs.

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. Our period-end total deposit balances remained flat at $16.7 billion for both March 31, 2012 and December 31, 2011, primarily due to our clients’ increased utilization of our off-balance sheet sweep money market funds.

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

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2011 Form 10-K.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2012 and 2011, respectively. Please refer to our Interim Statements of Cash Flows for the three months ended March 31, 2012 and 2011 under Part I, Item 1 of this report for more details.

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Average cash and cash equivalents	$1,489,984	$2,805,038

Percentage of total average assets	7.36%	15.6%

Net cash (used for) provided by operating activities	$(10,872)	$6,123
Net cash used for investing activities	(1,148,180)	(1,760,084)
Net cash provided by financing activities	894,728	1,027,589

Net decrease in cash and cash equivalents	$(264,324)	$(726,372)

Average cash and cash equivalents decreased by $1.3 billion to $1.5 billion for the three months ended March 31, 2012, compared to $2.8 billion for the comparable 2011 period. The decrease was primarily due to the investment of cash and cash equivalents into available-for-sale securities and to fund loan growth.

Cash used for operating activities was $10.9 million for the three months ended March 31, 2012, which included net income before noncontrolling interests of $39.9 million. Significant adjustments that decreased cash used by operating activities included a $66.2 million decrease in accrued compensation, a $21.2 million decrease in net foreign exchange spot contracts, and $15.5 million of deferred loan fee amortization. Significant adjustments that increased cash provided by operating activities included a $14.6 million decrease in accounts receivable, $14.5 million of provision for loan losses, a $14.0 million increase in income tax payable and $9.9 million of amortization of premiums on available-for-sale securities.

Cash used for investing activities was $1.1 billion for the three months ended March 31, 2012. Net cash outflows included purchases of available-for-sale securities of $1.8 billion, a net increase in loans of $145.0 million, purchases of non-marketable securities of $38.4 million and purchases of premises and equipment of $8.1 million. Net cash inflows included proceeds from the sales, maturities and paydowns of available-for-sale securities of $780.9 million, sales or distributions of non-marketable securities of $36.9 million and the recovery of $3.4 million from loans previously charged-off.

Cash provided by financing activities was $894.7 million for the three months ended March 31, 2012. Net cash inflows included increases in short-term borrowings of $849.4 million, proceeds from issuance of common stock and ESPP of $17.9 million and capital contributions (net of distributions) from noncontrolling interests of $17.1 million.

Cash and cash equivalents at March 31, 2012 were 0.9 billion, compared to $2.4 billion at March 31, 2011.

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

We utilize a simulation model to perform sensitivity analysis on the market value of portfolio equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and proposed strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded in our balance sheet which measures the potential variability in forecasted results relating to changes in market interest rates over time. We review our interest rate risk position on a quarterly basis at a minimum.

Model Simulation and Sensitivity Analysis

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on our market value of portfolio equity (“MVPE”). MVPE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of market interest rate changes on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. The market interest rate changes that affect us are principally short-term interest rates and include the following: (1) National Prime and SVB Prime rates (impacts the majority of our variable rate loans); (2) 1-month and 3-month LIBOR (impacts our variable rate available-for-sale securities, our 5.70% Senior Notes and 6.05% Subordinated Notes, and a portion of our variable rate loans); and (3) Fed Funds target rate (impacts cash and cash equivalents). Additionally, deposit pricing generally follows overall changes in short-term interest rates.

Effective January 1, 2012, we enhanced certain model assumptions related to the decay rates on our deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits. As a result we have recast prior period MVPE and NII sensitivities to provide a more comparable basis for the current quarter’s analysis. The following table presents our MVPE and NII sensitivity exposure at March 31, 2012 and December 31, 2011, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated (Decrease)/ Increase In MVPE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	MVPE	Amount	Percent	NII	Amount	Percent
			(Dollars in thousands)
March 31, 2012:
+200	$3,207,296	$386,194	13.7%	$730,990	$90,097	14.1%
+100	2,994,530	173,428	6.1	676,941	36,048	5.6
-	2,821,102	-	-	640,893	-	-
-100	2,861,093	39,991	1.4	606,799	(34,094)	(5.3)
-200	2,873,186	52,084	1.8	596,880	(44,013)	(6.9)

December 31, 2011:
+200	$3,003,465	$508,947	20.4%	$735,740	$106,717	17.0%
+100	2,729,000	234,482	9.4	671,880	42,857	6.8
-	2,494,518	-	-	629,023	-	-
-100	2,619,182	124,664	5.0	592,325	(36,698)	(5.8)
-200	2,626,452	131,934	5.3	583,214	(45,809)	(7.3)

MVPE

The estimated MVPE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis and a multi-path lattice based valuation. Both methodologies use publicly available market interest rates. The model simulations and calculations are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant market or business circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our MVPE exposure in response to a change in market interest rates as a part of our overall interest rate risk management strategy.

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

Our base case MVPE at March 31, 2012 increased from December 31, 2011 by $326.6 million primarily due to the change in balance sheet mix and the growth in higher-yielding interest-earning assets. The asset growth was primarily due to an increase in available-for-sale securities and loans, which grew by $991.5 million and $151.2 million, respectively. The growth was partially offset by an $849.4 million increase in short-term borrowings. MVPE sensitivity decreased in the simulated upward interest rate movement due to the change in balance sheet mix. In the upward interest rate movement scenarios, asset valuation reduced more than last quarter due to an additional of $1.1 billion in fixed-rate securities which partially offset the benefits from the increase in deposit valuation. The net effect is a lower MVPE sensitivity in the upward rate movement scenarios. In the simulated downward interest rate movements. MVPE sensitivity decreased due to the combined effects of a steeper yield curve and deposit rates being at or near their absolute floors thus muting the effects of the downward interest rate shocks.

12-Month Net Interest Income Simulation

Our expected 12-month NII at March 31, 2012 increased from December 31, 2011 by $11.9 million primarily due to growth in our loan portfolio and higher-yielding available-for-sale securities. The growth in total assets was funded primarily by excess cash and cash equivalents and short-term borrowings. NII sensitivity decreased slightly in the simulated upward interest rate movements due largely to the increase in fixed-rate available-for-sale securities. In the simulated downward interest rate movements, the NII sensitivity remained relatively unchanged due to the current low rate environment as certain of our deposit and loan rates are at or near their floors.

The simulation model used for above analysis embeds floors in our interest rate scenarios, which prevent model benchmark rates from moving below 0.0%. Current modeling assumptions maintain the SVB prime lending rate at its existing level (currently at 4.0%) until the National Prime Index has been adjusted upward by a minimum of 75 basis points (to 4.0%), as we did not lower the Bank’s prime lending rate despite the 75 basis points decrease in the target Federal Funds rates in December 2008. While we do have a portion of the loans in the portfolio indexed off of the National Prime Rate, the majority of our floating rate loans are indexed off of the SVB Prime Rate. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, among other things, processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II–OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note 14–“Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors set forth in our 2011 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: May 10, 2012	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 10, 2012	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.5	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.8	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.9	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.10	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.11	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.12	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.13	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010

4.14	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010

4.15	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010

*10.13	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012

*10.14	2006 Equity Incentive Plan	DEF14A	000-15637	A	March 9, 2012

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith
***

Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.