Form 10-Q
period 2012-06-30
SVB FINANCIAL GROUP
filed 2012-08-08
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 31, 2012, 44,410,239 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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

LIBOR – London Interbank Offered Rate

M&A – Merger and acquisition

OTTI – Other than temporary impairment

SEC – Securities and Exchange Commission

TDR – Troubled debt restructuring

UK – United Kingdom

VIE – Variable interest entity

PART I - FINANCIAL INFORMATION

ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$1,411,725	$1,114,948
Available-for-sale securities	10,620,951	10,536,046
Non-marketable securities	1,132,312	1,004,440

Investment securities	11,753,263	11,540,486

Loans, net of unearned income	7,789,752	6,970,082
Allowance for loan losses	(98,166)	(89,947)

Net loans	7,691,586	6,880,135

Premises and equipment, net of accumulated depreciation and amortization	64,773	56,471
Accrued interest receivable and other assets	368,425	376,854

Total assets	$21,289,772	$19,968,894

Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$12,842,250	$11,861,888
Interest-bearing deposits	5,226,562	4,847,648

Total deposits	18,068,812	16,709,536

Short-term borrowings	5,880	-
Other liabilities	312,523	405,321
Long-term debt	458,232	603,648

Total liabilities	18,845,447	17,718,505

Commitments and contingencies (Note 11 and Note 14)

SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 44,402,954 shares and 43,507,932 shares outstanding, respectively	44	44
Additional paid-in capital	529,113	484,216
Retained earnings	1,082,126	999,733
Accumulated other comprehensive income	104,077	85,399

Total SVBFG stockholders’ equity	1,715,360	1,569,392
Noncontrolling interests	728,965	680,997

Total equity	2,444,325	2,250,389

Total liabilities and total equity	$21,289,772	$19,968,894

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Interest income:
Loans	$113,935	$93,466	$223,396	$183,242
Available-for-sale securities:
Taxable	44,072	44,217	91,447	85,599
Non-taxable	899	883	1,799	1,824
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	912	1,595	1,950	3,597

Total interest income	159,818	140,161	318,592	274,262

Interest expense:
Deposits	1,614	2,559	3,095	5,664
Borrowings	6,270	7,149	12,626	17,846

Total interest expense	7,884	9,708	15,721	23,510

Net interest income	151,934	130,453	302,871	250,752
Provision for (reduction of) loan losses	7,999	134	22,528	(2,913)

Net interest income after provision for loan losses	143,935	130,319	280,343	253,665

Noninterest income:
Gains on investment securities, net	25,809	71,680	33,648	123,017
Foreign exchange fees	12,031	10,354	24,134	20,851
Deposit service charges	8,369	7,838	16,465	14,955
Gains on derivative instruments, net	8,713	13,651	14,689	14,202
Credit card fees	6,169	4,364	11,837	8,181
Letters of credit and standby letters of credit income	3,296	2,702	6,932	5,412
Client investment fees	3,375	3,107	6,272	6,768
Other	12,664	10,012	25,742	20,276

Total noninterest income	80,426	123,708	139,719	213,662

Noninterest expense:
Compensation and benefits	80,385	79,888	164,122	155,520
Professional services	16,514	13,891	31,121	26,878
Premises and equipment	9,419	6,440	16,983	12,352
Business development and travel	7,159	5,890	14,905	11,543
Net occupancy	5,378	4,546	11,001	9,196
Correspondent bank fees	2,840	2,202	5,528	4,365
FDIC assessments	2,731	2,163	5,229	5,638
Provision for unfunded credit commitments	1,922	976	1,664	76
Other	9,418	5,036	17,225	12,899

Total noninterest expense	135,766	121,032	267,778	238,467

Income before income tax expense	88,595	132,995	152,284	228,860
Income tax expense	31,517	43,263	55,273	66,033

Net income before noncontrolling interests	57,078	89,732	97,011	162,827
Net income attributable to noncontrolling interests	(9,475)	(23,982)	(14,618)	(64,070)

Net income available to common stockholders	$47,603	$65,750	$82,393	$98,757

Earnings per common share—basic	$1.08	$1.53	$1.87	$2.31
Earnings per common share—diluted	1.06	1.50	1.85	2.27

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income before noncontrolling interests	$57,078	$89,732	$97,011	$162,827
Other comprehensive income (loss), net of tax:
Change in cumulative translation gains:
Foreign currency translation (losses) gains	(4,657)	926	(2,185)	1,891
Related tax benefit (expense)	1,889	(379)	876	(774)
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	33,766	100,836	37,035	74,677
Related tax expense	(13,482)	(41,252)	(14,817)	(30,529)
Reclassification adjustment for gains included in net income	(4,567)	(37,221)	(3,693)	(37,283)
Related tax expense	1,819	15,227	1,462	15,252

Other comprehensive income, net of tax	14,768	38,137	18,678	23,234

Comprehensive income	71,846	127,869	115,689	186,061
Comprehensive income attributable to noncontrolling interests	(9,475)	(23,982)	(14,618)	(64,070)

Comprehensive income attributable to SVBFG	$62,371	$103,887	$101,071	$121,991

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SVBFG Stockholders’	Noncontrolling
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income	Equity	Interests	Total Equity
Balance at December 31, 2010	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278

Common stock issued under employee benefit plans, net of restricted stock cancellations	866,984	1	26,129	-	-	26,130	-	26,130
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	1,024	-	-	-	-	-	-	-
Income tax benefit from stock options exercised, vesting of restricted stock and other	-	-	5,563	-	-	5,563	-	5,563
Net income	-	-	-	98,757	-	98,757	64,070	162,827
Capital calls and distributions, net	-	-	-	-	-	-	41,160	41,160
Net change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	22,117	22,117	-	22,117
Foreign currency translation adjustments, net of tax	-	-	-	-	1,117	1,117	-	1,117
Share-based compensation expense	-	-	8,859	-	-	8,859	-	8,859

Balance at June 30, 2011	43,136,209	$43	$462,885	$926,588	$47,377	$1,436,893	$579,158	$2,016,051

Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389

Common stock issued under employee benefit plans, net of restricted stock cancellations	821,462	-	24,303	-	-	24,303	-	24,303
Common stock issued under ESOP	73,560	-	4,345	-	-	4,345	-	4,345
Income tax benefit from stock options exercised, vesting of restricted stock and other	-	-	5,323	-	-	5,323	-	5,323
Net income	-	-	-	82,393	-	82,393	14,618	97,011
Capital calls and distributions, net	-	-	-	-	-	-	33,350	33,350
Net change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	19,987	19,987	-	19,987
Foreign currency translation adjustments, net of tax	-	-	-	-	(1,309)	(1,309)	-	(1,309)
Share-based compensation expense	-	-	10,926	-	-	10,926	-	10,926

Balance at June 30, 2012	44,402,954	$44	$529,113	$1,082,126	$104,077	$1,715,360	$728,965	$2,444,325

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income before noncontrolling interests	$97,011	$162,827
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction of) loan losses	22,528	(2,913)
Provision for unfunded credit commitments	1,664	76
Changes in fair values of derivatives, net	(11,024)	(13,211)
Gains on investment securities, net	(33,648)	(123,017)
Depreciation and amortization	13,594	13,834
Amortization of premiums and discounts on available-for-sale securities, net	25,273	8,904
Tax benefit from stock exercises	1,143	759
Amortization of share-based compensation	10,977	8,949
Amortization of deferred loan fees	(32,881)	(28,458)
Deferred income tax expense	5,876	2,423
Gain on the sale of certain assets related to our equity services management business	(4,243)	-
Net gain from note repurchases and termination of corresponding interest rate swaps	-	(3,123)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(4,444)	(8,348)
Accounts receivable and payable, net	22,886	78,593
Income tax payable and receivable, net	(15,715)	3,854
Prepaid FDIC assessments and amortization	5,065	5,082
Accrued compensation	(60,192)	(12,535)
Foreign exchange spot contracts, net	(43,405)	65,536
Other, net	(6,567)	12,574

Net cash (used for) provided by operating activities	(6,102)	171,806

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,778,451)	(4,334,481)
Proceeds from sales of available-for-sale securities	325,608	1,414,096
Proceeds from maturities and pay downs of available-for-sale securities	1,380,865	1,322,555
Purchases of nonmarketable securities (cost and equity method accounting)	(101,506)	(28,355)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	23,267	13,888
Purchases of nonmarketable securities (fair value accounting)	(63,017)	(82,574)
Proceeds from sales and distributions of nonmarketable securities (fair value accounting)	59,711	45,855
Net increase in loans	(817,601)	(449,114)
Proceeds from recoveries of charged-off loans	6,811	11,056
Purchases of premises and equipment	(20,016)	(12,843)
Proceeds from the sale of certain assets related to our equity services management business	2,870	-

Net cash used for investing activities	(981,459)	(2,099,917)

Cash flows from financing activities:
Net increase in deposits	1,359,276	1,941,533
Increase (decrease) in short-term borrowings	5,880	(37,245)
Principal payments of other long term debt	(1,222)	-
Capital contributions from noncontrolling interests, net of distributions	33,350	41,160
Tax benefit from stock exercises	4,180	4,804
Proceeds from issuance of common stock and ESPP	24,303	26,130
Principal payments of 5.70% Senior Notes	(141,429)	-
Payments for repurchases of portions of 5.70% Senior Notes and 6.05% Subordinated Notes, including repurchase premiums and associated fees	-	(346,443)
Proceeds from termination of portions of interest rate swaps associated with 5.70% Senior Notes and 6.05% Subordinated Notes	-	36,959
Payments for settlement of 3.875% Convertible Notes	-	(250,000)

Net cash provided by financing activities	1,284,338	1,416,898

Net increase (decrease) in cash and cash equivalents	296,777	(511,213)
Cash and cash equivalents at beginning of period	1,114,948	3,076,432

Cash and cash equivalents at end of period	$1,411,725	$2,565,219

Supplemental disclosures:
Cash paid during the period for:
Interest	$15,913	$25,625
Income taxes	58,992	53,336
Noncash items during the period:
Unrealized gains (losses) on available-for-sale securities, net of tax	$19,987	$22,117

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

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

Voting interest entities in which we have a controlling financial interest or VIEs in which we are the primary beneficiary are consolidated into our financial statements.

We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide. We are variable interest holders in certain partnerships for which we are the primary beneficiary. We perform on-going reassessments on the status of the entities and whether facts or circumstances have changed in relation to previously evaluated voting interest entities and our involvement in VIEs which could cause our consolidation conclusion to change.

Impact of Adopting ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued a new accounting standard which requires new disclosures and clarifies existing guidance surrounding fair value measurement. This standard was issued concurrently with the IASB’s issuance of a fair value measurement standard with the objective of a converged definition of fair value measurement and disclosure guidance. The new guidance clarified that the principal market for a financial instrument should be determined based on the market with the greatest volume and level of activity. This new guidance was effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, and was therefore adopted effective January 1, 2012. This standard clarified how fair value is measured and increased the disclosure requirements for fair value measurements, and did not have a material impact on our financial position, results of operations or stockholders’ equity. See Note 13 – “Fair Value of Financial Instruments” for further details.

Impact of Adopting ASU No. 2011-05, Presentation of Comprehensive Income

In June 2011, the FASB issued a new accounting standard, which requires presentation of the components of total comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which option is chosen, reclassification adjustments for items that are reclassified from other comprehensive income to net income are required to be shown on the face of the financial statements. In December 2011, the FASB approved a proposed update, which indefinitely defers the requirements of ASU No. 2011-05 to present components of reclassifications of other comprehensive income on the face of the income statement. This new guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance was effective on a retrospective basis for the interim and annual reporting periods beginning after December 15, 2011, and was therefore adopted effective January 1, 2012. This standard only clarified the presentation of comprehensive income and did not affect our financial position, results of operations or stockholders’ equity.

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

2. Stockholders’ Equity and EPS

EPS

Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans, our ESPP, and for certain prior periods, our 3.875% convertible senior notes (“3.875% Convertible Notes”). Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income available to common stockholders	$47,603	$65,750	$82,393	$98,757

Denominator:
Weighted average common shares outstanding-basic	44,207	42,924	43,994	42,704
Weighted average effect of dilutive securities:
Stock options and ESPP	385	654	426	678
Restricted stock units	120	101	153	100
3.875% Convertible Notes (1)	-	61	-	77

Denominator for diluted calculation	44,712	43,740	44,573	43,559

Earnings per common share:
Basic	$1.08	$1.53	$1.87	$2.31

Diluted	$1.06	$1.50	$1.85	$2.27

(1)	Our $250 million 3.875% Convertible Notes matured on April 15, 2011.

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2012	2011	2012	2011
Stock options	683	582	574	574
Restricted stock units	189	158	94	99

Total	872	740	668	673

3. Share-Based Compensation

For the three and six months ended June 30, 2012 and 2011, we recorded share-based compensation and related tax benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Share-based compensation expense	$5,828	$4,706	$10,977	$8,949
Income tax benefit related to share-based compensation expense	(1,489)	(1,243)	(2,688)	(2,276)

Unrecognized Compensation Expense

As of June 30, 2012, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$19,129	3.00
Restricted stock units	29,706	2.99

Total unrecognized share-based compensation expense	$48,835

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2011	2,439,360	$42.64
Granted	387,793	64.02
Exercised	(576,461)	36.26
Forfeited	(36,629)	45.86
Expired	(4,568)	42.50

Outstanding at June 30, 2012	2,209,495	48.00	4.26	$ 26,284,468

Vested and expected to vest at June 30, 2012	2,106,562	47.53	4.17	25,861,593

Exercisable at June 30, 2012	1,159,056	43.06	2.93	18,281,444

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $58.72 as of June 30, 2012. The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $1.8 million and $13.7 million, respectively, compared to $6.9 million and $15.8 million for the comparable 2011 periods.

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	499,119	$52.72
Granted	309,840	63.89
Vested	(140,550)	51.46
Forfeited	(18,574)	54.73

Nonvested at June 30, 2012	649,835	58.27

4. Cash and Cash Equivalents

The following table details our cash and cash equivalents at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Cash and due from banks (1)	$1,224,552	$852,010
Securities purchased under agreements to resell (2)	100,787	175,553
Other short-term investment securities	86,386	87,385

Total cash and cash equivalents	$1,411,725	$1,114,948

(1)

At June 30, 2012 and December 31, 2011, $662.4 million and $100.1 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $265.8 million and $371.5 million, respectively.

(2)

At June 30, 2012 and December 31, 2011, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities with aggregate fair values of $102.8 million and $179.1 million, respectively. None of these securities received as collateral were sold or repledged as of June 30, 2012 and December 31, 2011.

5. Investment Securities

Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

The major components of our investment securities portfolio at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012				December 31, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,146	$453	$-	$25,599	$25,233	$731	$-	$25,964
U.S. agency debentures	2,571,796	68,328	-	2,640,124	2,822,158	52,864	(90)	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,668,523	45,276	-	1,713,799	1,529,466	34,926	(106)	1,564,286
Agency-issued collateralized mortgage obligations—fixed rate	3,751,327	54,283	(1,399)	3,804,211	3,317,285	56,546	(71)	3,373,760
Agency-issued collateralized mortgage obligations—variable rate	2,103,451	5,081	(83)	2,108,449	2,416,158	1,554	(4,334)	2,413,378
Agency-issued commercial mortgage-backed securities	223,200	4,880	-	228,080	176,646	2,047	-	178,693
Municipal bonds and notes	91,659	8,035	-	99,694	92,241	8,257	-	100,498
Equity securities	1,352	26	(383)	995	5,554	180	(1,199)	4,535

Total available-for-sale securities	$10,436,454	$186,362	$(1,865)	$10,620,951	$10,384,741	$157,105	$(5,800)	$10,536,046

Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				639,596				611,824
Other venture capital investments (2)				120,111				124,121
Other investments (3)				-				987
Non-marketable securities (equity method accounting):
Other investments (4)				138,993				68,252
Low income housing tax credit funds				58,698				34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				153,618				145,007
Other investments				21,296				19,355

Total non-marketable securities				1,132,312				1,004,440

Total investment securities				$11,753,263				$11,540,486

(1)	The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and our ownership of each fund at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$36,694	12.6%	$39,567	12.6%
SVB Strategic Investors Fund II, LP	109,343	8.6	122,619	8.6
SVB Strategic Investors Fund III, LP	213,405	5.9	218,429	5.9
SVB Strategic Investors Fund IV, LP	146,477	5.0	122,076	5.0
Strategic Investors Fund V, LP	18,134	0.2	8,838	0.3
SVB Capital Preferred Return Fund, LP	50,573	20.0	42,580	20.0
SVB Capital—NT Growth Partners, LP	57,588	33.0	43,958	33.0
SVB Capital Partners II, LP (i)	863	5.1	2,390	5.1
Other private equity fund (ii)	6,519	58.2	11,367	58.2

Total venture capital and private equity fund investments	$639,596		$611,824

(i)	At June 30, 2012, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.
(ii)

At June 30, 2012, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and our ownership of each fund at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$16,739	10.7%	$17,878	10.7%
SVB Capital Partners II, LP (i)	59,256	5.1	61,099	5.1
SVB India Capital Partners I, LP	40,668	14.4	42,832	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	3,448	6.8	2,312	6.8

Total other venture capital investments	$120,111		$124,121

(i)	At June 30, 2012, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)

Other investments within non-marketable securities (fair value accounting) include our ownership in Partners for Growth, LP, a consolidated debt fund. At June 30, 2012, we had a majority ownership interest of slightly more than 50.0 percent in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$6,238	9.3%	$16,072	9.3%
Gold Hill Capital 2008, LP (ii)	19,553	15.5	19,328	15.5
Partners for Growth II, LP	3,551	24.2	3,785	24.2
China Joint Venture investment (iii)	79,524	50.0	-	-
Other investments	30,127	N/A	29,067	N/A

Total other investments	$138,993		$68,252

(i)

At June 30, 2012, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5 percent. Our aggregate direct and indirect ownership in the fund is 9.3 percent.

(ii)

At June 30, 2012, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent. Our aggregate direct and indirect ownership in the fund is 15.5 percent.

(iii)	On May 3, 2012, we contributed $79.7 million to SPD Silicon Valley Bank Co., Ltd., our joint venture bank in China.

(5)

Represents investments in 326 and 329 funds (primarily venture capital funds) at June 30, 2012 and December 31, 2011, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating and financial policies. For the three months ended June 30, 2012, we recognized OTTI losses of $0.2 million resulting from other-than-temporary declines in value for 12 of the 326 investments. For the six months ended June 30, 2012, we recognized OTTI losses of $0.5 million resulting from other-than-temporary declines in value for 30 of the 326 investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. We concluded that any declines in value for the remaining 296 investments were temporary and as such, no OTTI was required to be recognized. At June 30, 2012, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $153.6 million, and the estimated fair value was $185.3 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of June 30, 2012:

	June 30, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	$425,171	$(1,399)	$-	$-	$425,171	$(1,399)
Agency-issued collateralized mortgage obligations—variable rate	182,847	(74)	43,153	(9)	226,000	(83)
Equity securities	162	(178)	243	(205)	405	(383)

Total temporarily impaired securities (1)	$608,180	$(1,651)	$43,396	$(214)	$651,576	$(1,865)

(1)

As of June 30, 2012, we identified a total of 33 investments that were in unrealized loss positions, of which five investments totaling $43.4 million with unrealized losses of $0.2 million has been in an impaired position for a period of time greater than 12 months. As of June 30, 2012, we do not intend to sell any impaired debt securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of June 30, 2012, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of June 30, 2012. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	June 30, 2012
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$25,599	2.39%	$25,599	2.39%	$-	-%	$-	-%	$-	-%
U.S. agency debentures	2,640,124	1.61	35,097	2.13	2,474,409	1.53	130,618	3.07	-	-
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,713,799	2.35	-	-	-	-	1,583,036	2.27	130,763	3.28
Agency-issued collateralized mortgage obligations - fixed rate	3,804,211	2.21	-	-	-	-	-	-	3,804,211	2.21
Agency-issued collateralized mortgage obligations - variable rate	2,108,449	0.70	-	-	-	-	-	-	2,108,449	0.70
Agency-issued commercial mortgage-backed securities	228,080	2.09	-	-	-	-	-	-	228,080	2.09
Municipal bonds and notes	99,694	6.00	941	5.20	15,195	5.55	50,166	6.00	33,392	6.24

Total	$10,619,956	1.82	$61,637	2.28	$2,489,604	1.55	$1,763,820	2.44	$6,304,895	1.74

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$5,322	$37,314	$5,343	$37,377
Marketable securities (fair value accounting)	3,303	-	3,619	442
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	33,288	37,205	59,398	82,704
Other venture capital investments	1,556	2,071	3,333	7,019
Other investments	-	-	21	20
Non-marketable securities (equity method accounting):
Other investments	5,389	3,132	6,811	6,516
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	538	801	945	1,056
Other investments	264	2,256	306	2,429

Total gross gains on investment securities	49,660	82,779	79,776	137,563

Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(755)	(93)	(1,650)	(94)
Marketable securities (fair value accounting)	(754)	(3,307)	(754)	(4,115)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(18,618)	(4,845)	(32,533)	(6,901)
Other venture capital investments	(3,219)	(1,420)	(9,882)	(1,664)
Non-marketable securities (equity method accounting):
Other investments	(327)	(1,110)	(703)	(1,309)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(177)	(293)	(540)	(432)
Other investments	(1)	(31)	(66)	(31)

Total gross losses on investment securities	(23,851)	(11,099)	(46,128)	(14,546)

Gains on investment securities, net	$25,809	$71,680	$33,648	$123,017

Gains attributable to noncontrolling interests, including carried interest	$14,502	$26,437	$21,840	$69,822

(1)	The cost basis of available-for-sale securities sold is determined on a specific identification basis.

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

In addition to commercial loans, we make loans through SVB Private Bank primarily to venture capital/private equity professionals. These products and services include real estate secured home equity lines of credit, which may be used to finance real estate investments and loans used to purchase, renovate or refinance personal residences. These products and services also include restricted stock purchase loans and capital call lines of credit. We also provide real estate secured loans to eligible employees through our EHOP.

We also provide community development loans made as part of our responsibilities under the Community Reinvestment Act. These loans are included within “Construction loans” below and are primarily secured by real estate.

The composition of loans, net of unearned income of $67.7 million and $60.2 million at June 30, 2012 and December 31, 2011, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commercial loans:
Software	$2,752,500	$2,492,849
Hardware	1,086,973	952,303
Venture capital/private equity	1,403,801	1,117,419
Life science	917,723	863,737
Premium wine (1)	120,043	130,245
Other	371,195	342,147

Commercial loans	6,652,235	5,898,700

Real estate secured loans:
Premium wine (1)	373,658	345,988
Consumer loans (2)	554,266	534,001

Real estate secured loans	927,924	879,989

Construction loans	33,063	30,256
Consumer loans	176,530	161,137

Total loans, net of unearned income (3)	$7,789,752	$6,970,082

(1)	Included in our premium wine portfolio are gross construction loans of $147.9 million and $110.8 million at June 30, 2012 and December 31, 2011, respectively.
(2)	Consumer loans secured by real estate at June 30, 2012 and December 31, 2011 were comprised of the following:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Loans for personal residence	$369,780	$350,359
Loans to eligible employees	103,824	99,704
Home equity lines of credit	80,662	83,938

Consumer loans secured by real estate	$554,266	$534,001

(3)	Included within our total loan portfolio are credit card loans of $58.3 million and $49.7 million at June 30, 2012 and December 31, 2011, respectively.

Credit Quality

The composition of loans, net of unearned income, broken out by portfolio segment and class of financing receivable as of June 30, 2012 and December 31, 2011, is as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commercial loans:
Software	$2,752,500	$2,492,849
Hardware	1,086,973	952,303
Venture capital/private equity	1,403,801	1,117,419
Life science	917,723	863,737
Premium wine	493,701	476,233
Other	404,258	372,403

Total commercial loans	7,058,956	6,274,944

Consumer loans:
Real estate secured loans	554,266	534,001
Other consumer loans	176,530	161,137

Total consumer loans	730,796	695,138

Total loans, net of unearned income	$7,789,752	$6,970,082

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest

June 30, 2012:
Commercial loans:
Software	$3,541	$66	$25	$3,632	$2,773,398	$25
Hardware	32	-	-	32	1,083,630	-
Venture capital/private equity	75,349	-	-	75,349	1,342,366	-
Life science	35	124	-	159	926,735	-
Premium wine	-	-	-	-	493,107	-
Other	73	-	-	73	405,037	-

Total commercial loans	79,030	190	25	79,245	7,024,273	25

Consumer loans:
Real estate secured loans	-	-	-	-	551,539	-
Other consumer loans	21	5,896	-	5,917	169,423	-

Total consumer loans	21	5,896	-	5,917	720,962	-

Total gross loans excluding impaired loans	79,051	6,086	25	85,162	7,745,235	25

Impaired loans	16	1,411	3,724	5,151	21,920	-

Total gross loans	$79,067	$7,497	$3,749	$90,313	$7,767,155	$25

December 31, 2011:
Commercial loans:
Software	$415	$1,006	$-	$1,421	$2,515,327	$-
Hardware	1,951	45	-	1,996	954,690	-
Venture capital/private equity	45	-	-	45	1,128,475	-
Life science	398	78	-	476	871,626	-
Premium wine	1	174	-	175	475,406	-
Other	15	-	-	15	370,539	-

Total commercial loans	2,825	1,303	-	4,128	6,316,063	-

Consumer loans:
Real estate secured loans	-	-	-	-	515,534	-
Other consumer loans	590	-	-	590	157,389	-

Total consumer loans	590	-	-	590	672,923	-

Total gross loans excluding impaired loans	3,415	1,303	-	4,718	6,988,986	-

Impaired loans	1,350	1,794	6,613	9,757	26,860	-

Total gross loans	$4,765	$3,097	$6,613	$14,475	$7,015,846	$-

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans

June 30, 2012:
Commercial loans:
Software	$2,558	$418	$2,976	$4,749
Hardware	13,074	1,099	14,173	17,616
Life Science	-	-	-	-
Premium wine	-	3,123	3,123	3,325
Other	1,905	1,051	2,956	6,824

Total commercial loans	17,537	5,691	23,228	32,514

Consumer loans:
Real estate secured loans	122	2,432	2,554	7,460
Other consumer loans	1,289	-	1,289	1,406

Total consumer loans	1,411	2,432	3,843	8,866

Total	$18,948	$8,123	$27,071	$41,380

December 31, 2011:
Commercial loans:
Software	$1,142	$-	$1,142	$1,540
Hardware	4,754	429	5,183	8,843
Life science	-	311	311	523
Premium wine	-	3,212	3,212	3,341
Other	4,303	1,050	5,353	9,104

Total commercial loans	10,199	5,002	15,201	23,351

Consumer loans:
Real estate secured loans	-	18,283	18,283	22,410
Other consumer loans	3,133	-	3,133	3,197

Total consumer loans	3,133	18,283	21,416	25,607

Total	$13,332	$23,285	$36,617	$48,958

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2012	2011	2012	2011
Average impaired loans:
Commercial loans:
Software	$1,896	$2,620	$1,716	$2,697
Hardware	21,468	6,662	16,865	5,594
Life science	88	1,170	117	1,834
Premium wine	3,527	1,396	3,455	2,540
Other	3,506	3,588	4,075	2,878

Total commercial loans	30,485	15,436	26,228	15,543

Consumer loans:
Real estate secured loans	2,645	19,557	7,746	19,841
Other consumer loans	2,170	-	2,595	-

Total consumer loans	4,815	19,557	10,341	19,841

Total average impaired loans	$35,300	$34,993	$36,569	$35,384

The following tables summarize the activity relating to our allowance for loan losses for the three and six months ended June 30, 2012 and 2011, broken out by portfolio segment:

Three months ended June 30, 2012 (dollars in thousands)	Beginning Balance March 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of)	Ending Balance June 30, 2012
Commercial loans:
Software	$35,425	$(2,118)	$1,329	$3,345	$37,981
Hardware	30,348	(10,413)	329	2,368	22,632
Venture capital/private equity	7,214	-	-	2,438	9,652
Life science	10,292	(122)	92	1,398	11,660
Premium wine	3,738	(584)	187	55	3,396
Other	4,802	(286)	1,107	(681)	4,942

Total commercial loans	91,819	(13,523)	3,044	8,923	90,263

Consumer loans	9,103	(607)	331	(924)	7,903

Total allowance for loan losses	$100,922	$(14,130)	$3,375	$7,999	$98,166

Six months ended June 30, 2012 (dollars in thousands)	Beginning Balance December 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of)	Ending Balance June 30, 2012
Commercial loans:
Software	$38,263	$(2,977)	$4,088	$(1,393)	$37,981
Hardware	16,810	(14,261)	434	19,649	22,632
Venture capital/private equity	7,319	-	-	2,333	9,652
Life science	10,243	(235)	313	1,339	11,660
Premium wine	3,914	(584)	265	(199)	3,396
Other	5,817	(2,456)	1,151	430	4,942

Total commercial loans	82,366	(20,513)	6,251	22,159	90,263

Consumer loans	7,581	(607)	560	369	7,903

Total allowance for loan losses	$89,947	$(21,120)	$6,811	$22,528	$98,166

Three months ended June 30, 2011 (dollars in thousands)	Beginning Balance March 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of)	Ending Balance June 30, 2011
Commercial loans:
Software	$30,479	$(518)	$2,639	$(727)	$31,873
Hardware	15,840	-	32	170	16,042
Venture capital/private equity	7,432	-	-	875	8,307
Life science	8,097	(471)	505	(906)	7,225
Premium wine	4,504	(449)	590	(636)	4,009
Other	6,433	(2,855)	337	1,954	5,869

Total commercial loans	72,785	(4,293)	4,103	730	73,325

Consumer loans	9,266	-	160	(596)	8,830

Total allowance for loan losses	$82,051	$(4,293)	$4,263	$134	$82,155

Six months ended June 30, 2011 (dollars in thousands)	Beginning Balance December 31, 2010	Charge-offs	Recoveries	Provision for (Reduction of)	Ending Balance June 30, 2011
Commercial loans:
Software	$29,288	$(1,622)	$7,920	$(3,713)	$31,873
Hardware	14,688	(15)	312	1,057	16,042
Venture capital/private equity	8,241	-	-	66	8,307
Life science	9,077	(3,662)	1,128	682	7,225
Premium wine	5,492	(449)	730	(1,764)	4,009
Other	5,318	(2,867)	407	3,011	5,869

Total commercial loans	72,104	(8,615)	10,497	(661)	73,325

Consumer loans	10,523	-	559	(2,252)	8,830

Total allowance for loan losses	$82,627	$(8,615)	$11,056	$(2,913)	$82,155

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of June 30, 2012 and December 31, 2011, broken out by portfolio segment:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$845	$37,136	$526	$37,737
Hardware	4,225	18,407	1,261	15,549
Venture capital/private equity	-	9,652	-	7,319
Life science	-	11,660	-	10,243
Premium wine	-	3,396	-	3,914
Other	47	4,895	1,180	4,637

Total commercial loans	5,117	85,146	2,967	79,399

Consumer loans	548	7,355	740	6,841

Total allowance for loan losses	$5,665	$92,501	$3,707	$86,240

Credit Quality Indicators

For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our performing (criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2011 Form 10-K); these loans are deemed “impaired”. Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total

June 30, 2012:
Commercial loans:
Software	$2,573,437	$203,593	$2,976	$2,780,006
Hardware	951,026	132,636	14,173	1,097,835
Venture capital/private equity	1,417,715	-	-	1,417,715
Life science	820,392	106,502	-	926,894
Premium wine	481,162	11,945	3,123	496,230
Other	376,158	28,952	2,956	408,066

Total commercial loans	6,619,890	483,628	23,228	7,126,746

Consumer loans:
Real estate secured loans	530,017	21,522	2,554	554,093
Other consumer loans	163,390	11,950	1,289	176,629

Total consumer loans	693,407	33,472	3,843	730,722

Total gross loans	$7,313,297	$517,100	$27,071	$7,857,468

December 31, 2011:
Commercial loans:
Software	$2,290,497	$226,251	$1,142	$2,517,890
Hardware	839,230	117,456	5,183	961,869
Venture capital/private equity	1,120,373	8,147	-	1,128,520
Life science	748,129	123,973	311	872,413
Premium wine	434,309	41,272	3,212	478,793
Other	353,434	17,120	5,353	375,907

Total commercial loans	5,785,972	534,219	15,201	6,335,392

Consumer loans:
Real estate secured loans	497,060	18,474	18,283	533,817
Other consumer loans	151,101	6,878	3,133	161,112

Total consumer loans	648,161	25,352	21,416	694,929

Total gross loans	$6,434,133	$559,571	$36,617	$7,030,321

TDRs

As of June 30, 2012 we had TDRs of $25.5 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $1.1 million to the clients associated with these TDRs as of June 30, 2012. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Loans modified in TDRs:
Commercial loans:
Software	$769	$1,142
Hardware	15,272	5,183
Premium wine	2,135	1,949
Other	3,491	4,934

Total commercial loans	21,667	13,208

Consumer loans:
Real estate secured loans	2,522	17,934
Other consumer loans	1,289	3,133

Total consumer loans	3,811	21,067

Total	$25,478	$34,275

The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Loans modified in TDRs during the period:
Commercial loans:
Software	$-	$605	$100	$605
Hardware	12,747	3,321	13,198	3,321
Premium wine	-	-	275	-
Other	535	-	2,440	-

Total commercial loans	13,282	3,926	16,013	3,926

Consumer loans:
Real estate secured loans	289	-	411	-

Total consumer loans	289	-	411	-

Total loans modified in TDR’s during the period (1)	$13,571	$3,926	$16,424	$3,926

(1)

During the three and six months ended June 30, 2012, we had partial charge-offs of $10.0 million and $10.9 million, respectively, on loans classified as TDRs. There were no partial charge-offs on loans classified as TDRs during the three and six months ended June 30, 2011.

During the three months ended June 30, 2012 new TDRs totaling $10.0 million and $3.6 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively. During the six months ended June 30, 2012 new TDRs totaling $10.1 million and $6.3 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively. During the three and six months ended June 30, 2011 all new TDRs were modified through payment deferrals granted to our clients and no principal or interest was forgiven.

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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2012 and 2011, broken out by portfolio segment and class of financing receivable:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software	$-	$-	$100	$-
Hardware	452	3,321	452	3,321
Premium wine	1,859	-	1,859	-

Total commercial loans	2,311	3,321	2,411	3,321

Consumer loans:
Other consumer loans	1,289	-	1,289	-

Total consumer loans	1,289	-	1,289	-

Total TDRs modified within the previous 12 months that defaulted in the period	$3,600	$3,321	$3,700	$3,321

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of June 30, 2012.

7. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at June 30, 2012 and December 31, 2011:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at June 30, 2012	June 30, 2012	December 31, 2011
Short-term borrowings:
Other short-term borrowings	(1)	$5,880	$5,880	$-

Total short-term borrowings			$5,880	$-

Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$347,893	$347,793
5.70% Senior Notes (2)	June 1, 2012	-	-	143,969
6.05% Subordinated Notes (3)	June 1, 2017	45,964	55,054	55,075
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,285	55,372
Other long-term debt	(4)	-	-	1,439

Total long-term debt			$458,232	$603,648

(1)	Represents cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.
(2)	At December 31, 2011, included in the carrying value of our 5.70% Senior Notes was $2.6 million related to the fair value of the interest rate swap associated with the notes.
(3)

At June 30, 2012 and December 31, 2011, included in the carrying value of our 6.05% Subordinated Notes were $9.3 million and $8.8 million, respectively, related to the fair value of the interest rate swap associated with the notes.

(4)	Represents long-term notes payable related to one of our debt fund investments. The last payment related to the notes was made in April 2012.

Interest expense related to short-term borrowings and long-term debt was $6.3 million and $12.6 million for the three and six months ended June 30, 2012, respectively, and $7.1 million and $17.8 million for the three and six months ended June 30, 2011, respectively. Interest expense is net of the cash flow impact from our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of June 30, 2012 was 0.14 percent.

5.70% Senior Notes

Our remaining $141.4 million 5.70% Senior Notes matured on June 1, 2012 and we repaid all outstanding principal, including unpaid and accrued interest, in cash upon maturity. In connection with the maturity, we also terminated the interest rate swap associated with these notes (see Note 8—“Derivative Financial Instruments”).

3.875% Convertible Notes

Our $250 million 3.875% Convertible Notes matured on April 15, 2011. The effective interest rate for our 3.875% Convertible Notes for the three and six months ended June 30, 2011 was 6.84 percent and 5.92 percent, respectively, and interest expense was $0.7 million and $4.2 million, respectively.

Available Lines of Credit

We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2012, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at June 30, 2012 totaled $1.5 billion, of which the full available balance was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at June 30, 2012 totaled $635.0 million, all of which was unused and available to support additional borrowings.

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

In connection with the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011, we terminated corresponding amounts of the associated interest rate swaps. As a result of these terminations, the remaining portions of the interest rate swaps no longer qualify for the shortcut method to assess hedge effectiveness under ASC 815, Derivatives and Hedging, and are accounted for under the long-haul method. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Our 5.70% Senior Notes matured and were repaid on June 1, 2012, at which time we terminated the remaining portion of the associated interest rate swap.

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

Other Derivatives

We sell forward and option contracts to clients who wish to mitigate their foreign currency exposure. We economically reduce the currency risk from this business by entering into opposite way contracts with correspondent banks. This relationship does not qualify for hedge accounting. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. Generally, we have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Increases from changes in fair value are included in other assets and decreases from changes in fair value are included in other liabilities. The net change in the fair value of these contracts is recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.

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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2012 and December 31, 2011 were as follows:

		June 30, 2012				December 31, 2011
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$9,331	$5,880	$3,451	$187,393	$11,441	$-	$11,441

Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	53,158	1,518	-	1,518	68,518	514	-	514
Foreign exchange forwards	Other liabilities	45,505	(1,126)	-	(1,126)	6,822	(199)	-	(199)

Net exposure			392	-	392		315	-	315

Other derivative instruments:
Equity warrant assets	Other assets	156,784	74,405	-	74,405	144,586	66,953	-	66,953

Other derivatives:
Foreign exchange forwards	Other assets	530,889	18,317	-	18,317	387,714	17,541	-	17,541
Foreign exchange forwards	Other liabilities	388,394	(13,488)	-	(13,488)	366,835	(16,346)	-	(16,346)
Foreign currency options	Other assets	97,943	747	-	747	75,600	271	-	271
Foreign currency options	Other liabilities	97,943	(747)	-	(747)	75,600	(271)	-	(271)
Loan conversion options	Other assets	10,254	1,569	-	1,569	14,063	923	-	923
Client interest rate derivatives	Other assets	38,588	57	-	57	39,713	50	-	50
Client interest rate derivatives	Other liabilities	38,588	(59)	-	(59)	39,713	(52)	-	(52)

Net exposure			6,396	-	6,396		2,116	-	2,116

Net			$90,524	$5,880	$84,644		$80,825	$-	$80,825

(1)	Cash collateral received from our counterparty for our interest rate swap agreement is recorded as a component of “short-term borrowings” on our consolidated balance sheets.
(2)

Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2012 remain at investment grade or higher and there were no material changes in their credit ratings for the three and six months ended June 30, 2012.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2012 and 2011 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$1,696	$3,695	$3,925	$9,868
Changes in fair value of interest rate swaps	Net gain on derivative instruments	108	(67)	497	(67)

Net gains associated with interest rate risk derivatives		$1,804	$3,628	$4,422	$9,801

Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of foreign currency loans, net	Other noninterest income	$(3,125)	$502	$(1,466)	$3,191
Gains (losses) on internal foreign exchange forward contracts, net	Net gains on derivative instruments	2,993	(483)	942	(3,051)

Net (losses) gains associated with currency risk		$(132)	$19	$(524)	$140

Other derivative instruments:
Gains on equity warrant assets	Net gains on derivative instruments	$4,876	$13,861	$11,811	$17,857

Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$1,330	$315	$2,395	$790

Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(594)	$25	$(956)	$(1,327)

(1)	Primarily represents the change in fair value of loan conversion options.

9. Other Noninterest Income and Other Noninterest Expense

A summary of other noninterest income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Unused commitment fees	$3,678	$1,808	$6,733	$3,294
Fund management fees	3,124	2,663	5,952	5,351
Service-based fee income	2,172	2,587	4,546	4,812
Net gains on the sale of certain assets related to our equity management services business	4,243	-	4,243	-
Loan syndication fees	1,375	870	1,500	870
Currency revaluation losses	(1,548)	(881)	(933)	(1,121)
(Losses) gains on revaluation of foreign currency loans, net	(3,125)	502	(1,466)	3,191
Other	2,745	2,463	5,167	3,879

Total other noninterest income	$12,664	$10,012	$25,742	$20,276

A summary of other noninterest expense for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Telephone	$1,547	$1,416	$3,331	$2,766
Client services	1,739	1,037	2,992	1,839
Data processing services	1,310	1,429	2,715	2,492
Tax credit fund amortization	962	1,101	2,020	2,154
Postage and supplies	628	562	1,253	1,084
Dues and publications	557	327	1,031	701
Net gain from note repurchases and termination of corresponding interest rate swaps	-	(3,123)	-	(3,123)
Other	2,675	2,287	3,883	4,986

Total other noninterest expense	$9,418	$5,036	$17,225	$12,899

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

The following is a description of the services that our three reportable segments provide:

•

Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Our Global Commercial Bank segment is comprised of results from our Commercial Bank, and also includes SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. (For further description of these operating segments, refer to Note 20—“Segment Reporting” under Part II, Item 8 of our 2011 Form 10-K.) As a result of the change in FTP methodology discussed above, our Global Commercial Bank segment’s total net interest income for the three and six months ended June 30, 2011 was increased by $17.2 million and $34.3 million, respectively (offset is included within “Other Items”), due to the reclassification of all prior periods to reflect the current period’s methodology and presentation.

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

Our segment information for the three and six months ended June 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended June 30, 2012
Net interest income (loss)	$146,420	$5,516	$9	$(11)	$151,934
(Provision for) reduction of loan losses	(8,923)	924	-	-	(7,999)
Noninterest income	52,494	151	4,557	23,224	80,426
Noninterest expense (2)	(98,478)	(3,356)	(2,872)	(31,060)	(135,766)

Income (loss) before income tax expense (3)	$91,513	$3,235	$1,694	$(7,847)	$88,595

Total average loans, net of unearned income	$6,479,544	$742,130	$-	$15,508	$7,237,182
Total average assets (4)	19,023,230	747,445	251,295	868,906	20,890,876
Total average deposits	17,131,816	253,482	-	22,338	17,407,636

Three months ended June 30, 2011
Net interest income	$125,695	$4,653	$3	$102	$130,453
(Provision for) reduction of loan losses	(730)	596	-	-	(134)
Noninterest income	36,551	136	6,716	80,305	123,708
Noninterest expense (2)	(84,702)	(2,477)	(3,111)	(30,742)	(121,032)

Income before income tax expense (3)	$76,814	$2,908	$3,608	$49,665	$132,995

Total average loans, net of unearned income	$4,822,497	$642,287	$-	$68,047	$5,532,831
Total average assets (4)	16,805,670	642,744	232,381	573,736	18,254,531
Total average deposits	15,099,789	156,765	-	13,185	15,269,739

Six months ended June 30, 2012
Net interest income	$289,684	$10,481	$16	$2,690	$302,871
Provision for loan losses	(22,159)	(369)	-	-	(22,528)
Noninterest income	92,422	308	8,144	38,845	139,719
Noninterest expense (2)	(194,734)	(6,589)	(5,408)	(61,047)	(267,778)

Income (loss) before income tax expense (3)	$165,213	$3,831	$2,752	$(19,512)	$152,284

Total average loans, net of unearned income	$6,255,450	$740,049	$-	$25,266	$7,020,765
Total average assets (4)	18,790,252	744,703	254,835	771,919	20,561,709
Total average deposits	16,916,965	246,991	-	22,744	17,186,700

Six months ended June 30, 2011
Net interest income (loss)	$246,515	$9,054	$4	$(4,821)	$250,752
Reduction of provision for loan losses	661	2,252	-	-	2,913
Noninterest income	71,415	223	14,006	128,018	213,662
Noninterest expense (2)	(170,582)	(4,480)	(6,253)	(57,152)	(238,467)

Income before income tax expense (3)	$148,009	$7,049	$7,757	$66,045	$228,860

Total average loans, net of unearned income	$4,766,104	$613,467	$-	$43,480	$5,423,051
Total average assets (4)	16,502,986	613,734	222,570	763,918	18,103,208
Total average deposits	14,803,648	153,520	-	12,638	14,969,806

(1)

Global Commercial Bank’s and SVB Capital’s components of net interest income (loss), noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.

(2)

The Global Commercial Bank segment includes direct depreciation and amortization of $3.6 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, and $7.0 million and $5.6 million for the six months ended June 30, 2012 and 2011, respectively.

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

11. Off-Balance Sheet Arrangements, Guarantees and Other Commitments

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve credit risk to varying degrees. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Loan commitments available for funding: (1)
Fixed interest rate commitments	$834,431	$658,377
Variable interest rate commitments	7,096,370	6,548,002

Total loan commitments available for funding	7,930,801	7,206,379
Commercial and standby letters of credit (2)	821,904	861,191

Total unfunded credit commitments	$8,752,705	$8,067,570

Commitments unavailable for funding (3)	$882,458	$841,439
Maximum lending limits for accounts receivable factoring arrangements (4)	847,757	747,392
Reserve for unfunded credit commitments (5)	23,476	21,811

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.
(2)	See below for additional information on our commercial and standby letters of credit.
(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.
(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.
(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at June 30, 2012. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$646,170	$107,677	$753,847	$753,847
Performance standby letters of credit	52,523	11,903	64,426	64,426
Commercial letters of credit	3,631	-	3,631	3,631

Total	$702,324	$119,580	$821,904	$821,904

At June 30, 2012 and December 31, 2011, deferred fees related to financial and performance standby letters of credit were $5.3 million and $6.1 million, respectively. At June 30, 2012, collateral in the form of cash of $332.3 million and available-for-sale securities of $12.3 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds

We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over five to seven years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership in each fund at June 30, 2012:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB India Capital Partners I, LP	7,750	1,263	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	913	157	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,200	8.6
SVB Strategic Investors Fund III, LP	15,000	2,700	5.9
SVB Strategic Investors Fund IV, LP	12,239	4,896	5.0
Strategic Investors Fund V Funds	1,000	933	Various
SVB Capital Preferred Return Fund, LP	12,687	-	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	-	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	-	9.3
Other fund investments (4)	331,772	73,268	Various

Total	$512,869	$101,577

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

(3)	Our ownership includes 4.8 percent direct ownership and 4.5 percent indirect ownership interest through GHLLC.
(4)	Represents commitments to 332 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

The following table details the total remaining unfunded commitments to the venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2012:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,307
SVB Strategic Investors Fund II, LP	11,243
SVB Strategic Investors Fund III, LP	48,147
SVB Strategic Investors Fund IV, LP	114,552
Strategic Investors Fund V Funds	153,160
SVB Capital Preferred Return Fund, LP	20,299
SVB Capital—NT Growth Partners, LP	22,882
Other private equity fund	4,447

Total	$377,037

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

At June 30, 2012, our unrecognized tax benefit was $0.9 million, the recognition of which would reduce our income tax expense by $0.7 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

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

The following fair value hierarchy tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Assets
Available-for-sale securities:
U.S. treasury securities	$-	$25,599	$-	$25,599
U.S. agency debentures	-	2,640,124	-	2,640,124
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	-	1,713,799	-	1,713,799
Agency-issued collateralized mortgage obligations - fixed rate	-	3,804,211	-	3,804,211
Agency-issued collateralized mortgage obligations - variable rate	-	2,108,449	-	2,108,449
Agency-issued commercial mortgage-backed securities	-	228,080	-	228,080
Municipal bonds and notes	-	99,694	-	99,694
Equity securities	995	-	-	995

Total available-for-sale securities	995	10,619,956	-	10,620,951

Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	-	-	639,596	639,596
Other venture capital investments	-	-	120,111	120,111

Total non-marketable securities (fair value accounting)	-	-	759,707	759,707

Other assets:
Marketable securities	1,042	3,694	-	4,736
Interest rate swaps	-	9,331	-	9,331
Foreign exchange forward and option contracts	-	20,582	-	20,582
Equity warrant assets	-	5,786	68,619	74,405
Loan conversion options	-	1,569	-	1,569
Client interest rate derivatives	-	57	-	57

Total assets (1)	$2,037	$10,660,975	$828,326	$11,491,338

Liabilities
Foreign exchange forward and option contracts	$-	$15,361	$-	$15,361
Client interest rate derivatives	-	59	-	59

Total liabilities	$-	$15,420	$-	$15,420

(1)

Included in Level 1, Level 2, and Level 3 assets are $0.9 million, $3.5 million, and $671.9 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2012 and 2011, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2012:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$620,356	$14,557	$33,365	$-	$-	$(28,682)	$-	$-	$639,596
Other venture capital investments	127,951	(3,540)	211	(3,932)	-	16	-	(595)	120,111
Other investments	1,002	-	-	-	-	(1,002)	-	-	-

Total non-marketable securities (fair value accounting) (1)	749,309	11,017	33,576	(3,932)	-	(29,668)	-	(595)	759,707
Other assets:
Equity warrant assets (2)	65,217	5,853	-	(6,075)	3,873	-		(249)	68,619

Total assets	$814,526	$16,870	$33,576	$(10,007)	$3,873	$(29,668)	$-	$(844)	$828,326

Three months ended June 30, 2011:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$464,377	$32,423	$37,335	$-	$-	$(19,017)	$-	$-	$515,118
Other venture capital investments	108,525	660	4,639	(4,042)	-	4,288	-	-	114,070
Other investments	995	-	-	-	-	-	-	-	995

Total non-marketable securities (fair value accounting) (1)	573,897	33,083	41,974	(4,042)	-	(14,729)	-	-	630,183
Other assets:
Equity warrant assets (2)	46,260	10,246	-	(9,924)	3,558	(1)	-	(362)	49,777

Total assets	$620,157	$43,329	$41,974	$(13,966)	$3,558	$(14,730)	$-	$(362)	$679,960

Six months ended June 30, 2012:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$26,661	$55,081	$-	$-	$(53,970)	$-	$-	$639,596
Other venture capital investments	124,121	(7,127)	7,935	(4,239)	-	16	-	(595)	120,111
Other investments	987	21	-	-	-	(1,008)	-	-	-

Total non-marketable securities (fair value accounting) (1)	736,932	19,555	63,016	(4,239)	-	(54,962)	-	(595)	759,707
Other assets:
Equity warrant assets (2)	63,030	9,648	-	(9,718)	6,173	1	-	(515)	68,619

Total assets	$799,962	$29,203	$63,016	$(13,957)	$6,173	$(54,961)	$-	$(1,110)	$828,326

Six months ended June 30, 2011:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$391,247	$75,991	$77,400	$-	$-	$(29,520)	$-	$-	$515,118
Other venture capital investments	111,843	5,371	10,746	(18,178)	-	4,288	-	-	114,070
Other investments	981	20	-	-	-	(6)	-	-	995

Total non-marketable securities (fair value accounting) (1)	504,071	81,382	88,146	(18,178)	-	(25,238)	-	-	630,183
Other assets:
Equity warrant assets (2)	43,537	13,211	-	(13,462)	7,182	(63)	-	(628)	49,777

Total assets	$547,608	$94,593	$88,146	$(31,640)	$7,182	$(25,301)	$-	$(628)	$679,960

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.
(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at June 30, 2012:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$(9,872)	$(16,986)
Other venture capital investments	10,819	8,208
Other investments	-	21

Total non-marketable securities (fair value accounting) (1)	947	(8,757)
Other assets:
Equity warrant assets (2)	2,888	3,392

Total unrealized gains	$3,835	$(5,365)

Unrealized gains (losses) attributable to noncontrolling interests	$457	$(9,425)

(1)	Unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.
(2)	Unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2012. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted Average
Other venture capital investments (fair value accounting)	$120,111	Private company equity pricing	(1)	(1)

Equity warrant assets (private portfolio)	68,619	Modifed Black-Scholes option	Volatility	51.2%
		pricing model	Risk-Free interest rate	0.4%
			Marketability discount (2)	15.0%
			Remaining life assumption (3)	40.0%

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

(3)

We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At June 30, 2012, the weighted average contractual remaining term was 6.5 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and six months ended June 30, 2012 and 2011, we had no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 for the three and six months ended June 30, 2012 included $0.6 million due to the IPO of one of our portfolio companies, which was included in our non-marketable securities portfolio. All other transfers from Level 3 to Level 2 for the three and six months ended June 30, 2012 and all transfers for the three and six months ended June 30, 2011 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (See our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.

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

Non-Marketable Securities (Cost and Equity Method Accounting)

Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). The fair value of other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st, for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. The carrying value of our low income housing tax credit funds (equity method accounting) is a reasonable estimate of fair value.

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

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable are reasonable estimates of fair value due to the short-term nature of these instruments.

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

Short-Term Borrowings

Short-term borrowings at June 30, 2012 included cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. The carrying amount of the cash collateral is a reasonable estimate of fair value.

Long-Term Debt

Long-term debt at June 30, 2012 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to the fair value of the interest rate swap associated with the note.

Off-Balance Sheet Financial Instruments

The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at June 30, 2012 or December 31, 2011. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The information presented herein is based on pertinent information available to us as of June 30, 2012 and December 31, 2011. The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2012 and December 31, 2011:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Financial assets:
Cash and cash equivalents	$1,411,725	$1,411,725	$-	$-
Non-marketable securities (cost and equity method accounting)	372,605	-	-	407,262
Net commercial loans	6,968,693	-	-	7,145,552
Net consumer loans	722,893	-	-	743,208
FHLB and FRB stock	39,301	-	-	39,301
Accrued interest receivable	62,359	-	62,359	-
Financial liabilities:
Other short-term borrowings	5,880	5,880	-	-
Non-maturity deposits (1)	17,900,604	17,900,604	-	-
Time deposits	168,208	-	167,917	-
5.375% Senior Notes	347,893	-	380,961	-
6.05% Subordinated Notes (2)	55,054	-	60,411	-
7.0% Junior Subordinated Debentures	55,285	-	51,897	-
Accrued interest payable	6,496	-	6,496	-
Off-balance sheet financial assets:
Commitments to extend credit	-	-	-	22,343

December 31, 2011:
Financial assets:
Cash and cash equivalents	$1,114,948	$1,114,948	$-	$-
Non-marketable securities (cost and equity method accounting)	267,508	-	-	290,393
Net commercial loans	6,192,578	-	-	6,336,705
Net consumer loans	687,557	-	-	627,733
FHLB and FRB stock	39,189	-	-	39,189
Accrued interest receivable	58,108	-	58,108	-
Financial liabilities:
Non-maturity deposits (1)	16,553,787	16,553,787	-	-
Time deposits	155,749	-	155,346	-
5.375% Senior Notes	347,793	-	362,786	-
6.05% Subordinated Notes (2)	55,075	-	57,746	-
5.70% Senior Notes (3)	143,969	-	145,184	-
7.0% Junior Subordinated Debentures	55,372	-	51,526	-
Other long-term debt	1,439	-	-	1,439
Accrued interest payable	6,689	-	6,689	-
Off-balance sheet financial assets:
Commitments to extend credit	-	-	-	21,232

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.
(2)

At June 30, 2012 and December 31, 2011, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $9.3 million and $8.8 million, respectively, related to the fair value of the interest rate swap associated with the notes.

(3)	At December 31, 2011, included in the carrying value and estimated fair value of our 5.70% Senior Notes was $2.6 million related to the fair value of the interest rate swap associated with the notes.

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

Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions, if any, to be received primarily through IPOs and M&A activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st, for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.

The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2012:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$639,596	$639,596	$377,037
Non-marketable securities (equity method accounting):
Other investments (2)	51,102	52,185	7,750
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	153,618	185,335	67,988

Total	$844,316	$877,116	$452,775

(1)

Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds, one of our direct venture funds and one other private equity fund. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $562.6 million and $365.2 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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

14. Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. In accordance with applicable accounting guidance, we establish accruals for all lawsuits, claims and expected settlements when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.

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

15. Related Parties

During the six months ended June 30, 2012, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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

Management’s Overview of Second Quarter 2012 Performance

Overall, we had a strong second quarter of 2012, which reflected the strength of our clients and our business. We had net income available to common stockholders of $47.6 million and diluted earnings per common share of $1.06. In the second quarter of 2012, compared to the second quarter of 2011, we experienced exceptional loan growth with record high average balances of $7.2 billion. Our total client funds, which consists of on-balance sheet deposits and off-balance sheet client investment funds, also increased reflecting growth from our existing clients and strong new client acquisition. In addition, overall credit quality remains strong, and we saw continued growth in our core fee income (foreign exchange fees, deposit service charges, credit card fees, client investment fees and letter of credit and standby letter of credit income) and solid gains from our investment securities and warrant portfolio. Additionally, our liquidity and capital ratios continued to remain strong.

Second quarter 2012 results (compared to the second quarter 2011, where applicable) included:

¡	Continued strong growth in our lending business with record high average loan balances of $7.2 billion, an increase of $1.7 billion, or 30.8 percent.

¡

Strong overall credit quality, as reflected by our allowance for loan losses as a percentage of gross loans of 1.25 percent. Our provision for loan losses of $8.0 million for the second quarter of 2012 was primarily attributable to loan growth.

¡

Average deposit balances of $17.4 billion, an increase of $2.1 billion, or 14.0 percent. Average total client funds (including both average on-balance sheet deposits and off-balance sheet client investment funds) were $37.2 billion, an increase of $4.2 billion, or 12.8 percent.

¡

Net interest income (fully taxable equivalent basis) of $152.4 million, an increase of $21.5 million, primarily due to an increase in interest income from loans mainly attributable to growth in average balances of $1.7 billion. These increases were partially offset by lower yields earned on our overall loan portfolio.

¡

Our net interest margin increased to 3.22 percent, compared to 3.13 percent, primarily due to growth in average loan balances and lower cash balances from deployment into available-for-sale securities, which has resulted in a favorable change in our mix of interest-earning assets. The increases were partially offset by a decrease in the overall yield of our loan portfolio and available-for-sale securities.

¡

Gains on investment securities, net of noncontrolling interests, of $11.3 million, compared to $45.2 million. The gains on investment securities, net of noncontrolling interests included gains from the sale of certain available-for-sale of $5.0 million and $37.3 million in the second quarters of 2012 and 2011, respectively. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details and a reconciliation of gains on investment securities, net of noncontrolling interests.

¡

Core fee income of $33.2 million, an increase of $4.9 million, or 17.2 percent. This increase reflects increased client activity and continued growth in our business, primarily from credit card fees and foreign exchange fees. See “Results of Operations—Noninterest Income” for a description and reconciliation of core fee income.

¡

Net gains on equity warrant assets of $4.9 million, compared to $13.9 million. The net gains of $4.9 million in the second quarter of 2012 were driven by M&A activity, and included gains of $3.3 million from valuation increases and gains of $2.2 million from the exercise of equity warrant assets.

¡	Net gains of $4.2 million from the sale of certain assets related to our equity management services business.

¡

Noninterest expense of $135.8 million, an increase of $14.7 million, or 12.2 percent. The increase was primarily due to increased premises and equipment and professional services expenses to support continued growth in our business and IT infrastructure initiatives. In addition, average full-time equivalent employees (“FTEs”) increased by 10.6 percent to 1,566 average FTEs, compared to 1,416 average FTEs, which contributed to an increase in salaries and wages expense.

¡

Overall, our liquidity remained strong based on our period end available-for-sale securities portfolio of $10.6 billion at June 30, 2012. Our available-for-sale securities portfolio continues to be a good source of liquidity as it is invested in high quality investments and generates substantial monthly cash flows. Additionally, our available-for-sale securities portfolio provides us the ability to secure wholesale borrowings, if needed.

¡

Overall, we continue to maintain strong capital positions. Our Tier 1 leverage ratios for both SVB Financial and the Bank increased as a result of strong earnings and an increase in additional paid-in capital primarily from stock issuances under our ESPP and stock option exercises during the second quarter of 2012. Our total risk-based capital for both SVB Financial and the Bank decreased due to changes in the mix of risk-weighted assets resulting from a large increase in period-end loans.

A summary of our performance for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data and ratios)	2012	2011	% Change		2012	2011	% Change
Income Statement:
Diluted earnings per share	$1.06	$1.50	(29.3)%		$1.85	$2.27	(18.5)%
Net income available to common stockholders	47,603	65,750	(27.6)		82,393	98,757	(16.6)
Net interest income	151,934	130,453	16.5		302,871	250,752	20.8
Net interest margin	3.22%	3.13%	9	bps	3.26%	3.04%	22	bps
Provision for (reduction of) loan losses	$7,999	$134	NM	%	$22,528	$(2,913)	NM	%
Noninterest income	80,426	123,708	(35.0)		139,719	213,662	(34.6)
Noninterest expense	135,766	121,032	12.2		267,778	238,467	12.3
Non-GAAP net income available to common stockholders (1)	42,069	41,363	1.7		76,859	74,370	3.3
Non-GAAP diluted earnings per share (1)	0.94	0.95	(1.1)		1.72	1.71	0.6
Non-GAAP noninterest income, net of noncontrolling interest and excluding gains on sales of available-for-sale-securities (2)	57,844	59,836	(3.3)		109,219	106,228	2.8
Non-GAAP noninterest expense, net of noncontrolling interest and excluding net gains from debt repurchases (3)	131,819	121,534	8.5		261,013	235,488	10.8
Balance Sheet:
Average loans, net of unearned income	$7,237,182	$5,532,831	30.8%		$7,020,765	$5,423,051	29.5%
Average noninterest-bearing demand deposits	12,264,003	9,551,686	28.4		12,145,000	9,350,705	29.9
Average interest-bearing deposits	5,143,633	5,718,053	(10.0)		5,041,700	5,619,101	(10.3)
Average total deposits	17,407,636	15,269,739	14.0		17,186,700	14,969,806	14.8
Earnings Ratios:
Return on average assets (annualized) (4)	0.92%	1.44%	(36.1)%		0.81%	1.10%	(26.4)%
Return on average common SVBFG stockholders’ equity (annualized) (5)	11.21	18.78	(40.3)		9.95	14.65	(32.1)
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.25%	1.36%	(11)	bps	1.25%	1.36%	(11)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.18	1.27	(9)		1.18	1.27	(9)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.78	0.31	47		0.60	0.32	28
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.59	0.00	59		0.41	(0.09)	50
Capital Ratios:
Total risk-based capital ratio	13.85%	14.97%	(112)	bps	13.85%	14.97%	(112)	bps
Tier 1 risk-based capital ratio	12.62	13.58	(96)		12.62	13.58	(96)
Tier 1 leverage ratio	8.07	8.04	3		8.07	8.04	3
Tangible common equity to tangible assets (6)	8.06	7.42	64		8.06	7.42	64
Tangible common equity to risk-weighted assets (6)	13.35	13.72	(37)		13.35	13.72	(37)
Bank total risk-based capital ratio	12.24	13.06	(82)		12.24	13.06	(82)
Bank tier 1 risk-based capital ratio	10.98	11.62	(64)		10.98	11.62	(64)
Bank tier 1 leverage ratio	7.01	6.82	19		7.01	6.82	19
Bank tangible common equity to tangible assets (6)	7.39	6.67	72		7.39	6.67	72
Bank tangible common equity to risk-weighted assets (6)	11.86	12.07	(21)		11.86	12.07	(21)
Other Ratios:
Operating efficiency ratio (7)	58.31%	47.53%	22.7%		60.37%	51.24%	17.8%
Non-GAAP operating efficiency ratio (3)	62.70	63.72	(1.6)		63.20	65.80	(4.0)
Book value per common share (8)	$38.63	$33.31	16.0		$38.63	$33.31	16.0
Other Statistics:
Average full-time equivalent employees	1,566	1,416	10.6%		1,561	1,403	11.3%
Period-end full-time equivalent employees	1,562	1,428	9.4		1,562	1,428	9.4

NM–Not meaningful

(1)

“See Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share” for a description and reconciliation of non-GAAP net income available to common stockholders and non-GAAP diluted earnings per share.

(2)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.
(3)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.
(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(5)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.
(6)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(7)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.
(8)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share

We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes gains from sales of certain available-for-sale securities and net gains from debt repurchases and termination of corresponding interest rate swaps, as well as gains from the sale of certain assets related to our equity management services business. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data and ratios)	2012	2011	2012	2011
Net income available to common stockholders	$47,603	$65,750	$82,393	$98,757
Less: gains on sales of available-for-sale securities (1)	(4,955)	(37,314)	(4,955)	(37,314)
Tax impact of gains on sales of available-for-sale securities	1,974	14,810	1,974	14,810
Less: gains on the sale of certain assets related to our equity management services business (2)	(4,243)	-	(4,243)	-
Tax impact of gains on the sale of certain assets related to our equity management services business	1,690	-	1,690	-
Less: net gain from note repurchases and termination of corresponding interest rate swaps (3)	-	(3,123)	-	(3,123)
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	-	1,240	-	1,240

Non-GAAP net income available to common stockholders	$42,069	$41,363	$76,859	$74,370

GAAP earnings per common share—diluted	1.06	1.50	1.85	2.27
Less: gains on sales of available-for-sale securities (1)	(0.11)	(0.85)	(0.11)	(0.86)
Tax impact of gains on sales of available-for-sale securities	0.05	0.34	0.04	0.34
Less: gains on the sale of certain assets related to our equity management services business (2)	(0.10)	-	(0.10)	-
Tax impact of gains on the sale of certain assets related to our equity management services business	0.04	-	0.04	-
Less: net gain from note repurchases and termination of corresponding interest rate swaps (3)	-	(0.07)	-	(0.07)
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	-	0.03	-	0.03

Non-GAAP earnings per common share—diluted	0.94	0.95	1.72	1.71

Weighted average diluted common shares outstanding	44,711,895	43,739,743	44,572,656	43,559,345

(1)	Gains on the sales of $315.7 million and $1.4 billion in certain available-for-sale securities in the second quarters of 2012 and 2011, respectively.
(2)	Net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012.
(3)

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

There have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2011 Form 10-K.

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

	2012 Compared to 2011			2012 Compared to 2011
	Three months ended June 30, Increase (decrease) due to change in			Six months ended June 30, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(857)	$174	$(683)	$(2,043)	$396	$(1,647)
Available-for-sale securities (taxable)	6,117	(6,262)	(145)	14,398	(8,550)	5,848
Available-for-sale securities (non-taxable)	(28)	53	25	(84)	45	(39)
Loans, net of unearned income	26,951	(6,482)	20,469	51,825	(11,671)	40,154

Increase (decrease) in interest income, net	32,183	(12,517)	19,666	64,096	(19,780)	44,316

Interest expense:
NOW deposits	22	(11)	11	52	(39)	13
Money market deposits	90	(511)	(421)	162	(1,230)	(1,068)
Money market deposits in foreign offices	(26)	(70)	(96)	(19)	(152)	(171)
Time deposits	(164)	45	(119)	(384)	68	(316)
Sweep deposits in foreign offices	(107)	(213)	(320)	(275)	(752)	(1,027)

Total decrease in deposits expense	(185)	(760)	(945)	(464)	(2,105)	(2,569)
Short-term borrowings	95	6	101	87	9	96
5.375% Senior Notes	1	5	6	11	1	12
3.875% Convertible Notes	(656)	-	(656)	(4,210)	-	(4,210)
Junior Subordinated Debentures	(3)	3	-	(1)	(1)	(2)
5.70% Senior Notes	(279)	195	(84)	(651)	401	(250)
6.05% Subordinated Notes	(186)	(13)	(199)	(725)	(89)	(814)
Other long-term debt	(113)	66	(47)	(195)	143	(52)

Total (decrease) increase in borrowings expense	(1,141)	262	(879)	(5,684)	464	(5,220)

Decrease in interest expense, net	(1,326)	(498)	(1,824)	(6,148)	(1,641)	(7,789)

Increase (decrease) in net interest income	$33,509	$(12,019)	$21,490	$70,244	$(18,139)	$52,105

Net Interest Income (Fully Taxable Equivalent Basis)

Three months ended June 30, 2012 and 2011

Net interest income increased by $21.5 million to $152.4 million for the three months ended June 30, 2012, compared to $130.9 million for the comparable 2011 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances, partially offset by lower yields earned on our loans.

The main factors affecting interest income and interest expense for the three months ended June 30, 2012, compared to the comparable 2011 period are discussed below:

•	Interest income for the three months ended June 30, 2012 increased by $19.7 million primarily due to:

¡

A $20.5 million increase in interest income on loans, primarily due to an increase in average loan balances of $1.7 billion, as well as an increase of $4.7 million in loan prepayment fees. These increases were partially offset by a decrease in the yield on our loan portfolio, which is consistent with our credit performance and also reflective of our success in growing our later stage client portfolio. Additionally, the trend in yields is being influenced by changes in the composition of our loan portfolio to a higher proportion of variable-rate loans tied to national Prime rate benchmarks and 3 month LIBOR, which has continued to decrease over the past several quarters.

¡

Interest income on available-for-sale securities remained relatively flat, reflecting a $6.1 million increase related to higher average balances, offset by a $6.2 million decrease related to lower yields. The increase in average balances came primarily from new investments in fixed-rate mortgage securities in the latter half of 2011 and first quarter of 2012, which were purchased with excess cash as a result of our continued deposit growth. The decrease in yields came primarily from an increase of $9.1 million in premium amortization expense on fixed-rate mortgage securities, reflective of an increase in actual and estimated mortgage prepayment levels, which were impacted by a decrease in long-term market rates and growth in our mortgage securities balances. The decrease in yield from an increase in premium amortization expense was partially offset by a shift in our portfolio to a smaller proportion of lower-yielding variable-rate securities. For the three months ended June 30, 2012, average variable-rate securities were $2.2 billion, or 20.1 percent of our available-for-sale securities portfolio, compared to $2.8 billion, or 29.2 percent for the comparable 2011 period. These securities have variable-rate coupons that are indexed to and change with movements in the one-month LIBOR rate.

•	Interest expense for the three months ended June 30, 2012 decreased by $1.8 million primarily due to:

¡

A decrease in interest expense of $0.9 million related to our long-term debt, mainly attributable to a decrease of $0.7 million related to our $250 million 3.875% Convertible Notes, which matured on April 15, 2011.

¡	A decrease in interest expense from interest-bearing deposits of $0.9 million, primarily due to decreases in rates paid on deposits throughout 2011, which is reflective of market rates.

Six months ended June 30, 2012 and 2011

Net interest income increased by $52.1 million to $303.8 million for the six months ended June 30, 2012, compared to $251.7 million for the comparable 2011 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. These increases were partially offset by lower yields earned on our loans and available-for-sale securities.

The main factors affecting interest income and interest expense for the six months ended June 30, 2012, compared to the comparable 2011 period are discussed below:

•	Interest income for the six months ended June 30, 2012 increased by $44.3 million primarily due to:

¡

A $40.2 million increase in interest income on loans, primarily due to an increase in average loan balances of $1.6 billion, as well as an increase of $6.6 million in loan prepayment fees. These increases were partially offset by a decrease in the yield on our loan portfolio, which is consistent with our credit performance and also reflective of our success in growing our later stage client portfolio. Additionally, the trend in yields is being influenced by changes in the composition of our loan portfolio to a higher proportion of variable-rate loans tied to national Prime rate benchmarks and 3 month LIBOR, which has continued to decrease over the past several quarters.

¡

A $5.8 million increase in interest income on available-for-sale securities, reflecting a $14.3 million increase related to higher average balances, offset by a $8.5 million decrease related to lower yields. The increase in average balances came primarily from new investments in fixed-rate mortgage securities in the latter half of 2011 and first quarter of 2012, which were purchased with excess cash as a result of our continued deposit growth. The decrease in yields came primarily from an increase of $16.4 million in premium amortization expense on fixed-rate mortgage securities, reflective of an increase in actual and estimated mortgage prepayment levels, which were impacted by a decrease in long-term market rates and growth in our mortgage securities balances. The decrease in yield from an increase in premium amortization expense was partially offset by a shift in our portfolio to a smaller proportion of lower-yielding variable-rate securities. For the six months ended June 30, 2012, average variable-rate securities were $2.3 billion, or 21.2 percent of our available-for-sale securities portfolio, compared to $2.8 billion, or 31.2 percent for the comparable 2011 period.

•	Interest expense for the six months ended June 30, 2012 decreased by $7.8 million primarily due to:

¡	A decrease in interest expense of $5.3 million related to our long-term debt, primarily due to the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011.

¡	A decrease in interest expense from interest-bearing deposits of $2.6 million, primarily due to decreases in rates paid on deposits throughout 2011, which is reflective of market rates.

Net Interest Margin (Fully Taxable Equivalent Basis)

Our net interest margin was 3.22 percent and 3.26 percent for the three and six months ended June 30, 2012, respectively, compared to 3.13 percent and 3.04 percent for the comparable 2011 periods. The increases in our net interest margin were primarily due to growth in average loan balances and lower cash balances from deployment into available-for-sale securities, which has resulted in a favorable change in our mix of interest-earning assets. The increases were partially offset by a decrease in the overall yield of our loan portfolio and available-for-sale securities.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2012 and 2011:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2012 and 2011

	Three months ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$885,173	$912	0.41%	$1,731,129	$1,595	0.37%
Available-for-sale securities: (2)
Taxable	10,839,571	44,072	1.64	9,419,378	44,217	1.88
Non-taxable (3)	92,123	1,384	6.04	93,939	1,359	5.80
Total loans, net of unearned income (4)	7,237,182	113,935	6.33	5,532,831	93,466	6.78

Total interest-earning assets	19,054,049	160,303	3.39	16,777,277	140,637	3.36

Cash and due from banks	275,921			274,044
Allowance for loan losses	(106,019)			(86,551)
Other assets (5)	1,666,925			1,289,761

Total assets	$20,890,876			$18,254,531

Funding sources:
Interest-bearing liabilities:
NOW deposits	$97,675	$79	0.33%	$71,360	$68	0.38%
Money market deposits	2,676,432	1,064	0.16	2,516,675	1,485	0.24
Money market deposits in foreign offices	120,323	30	0.10	162,419	126	0.31
Time deposits	158,743	181	0.46	307,600	300	0.39
Sweep deposits in foreign offices	2,090,460	260	0.05	2,659,999	580	0.09

Total interest-bearing deposits	5,143,633	1,614	0.13	5,718,053	2,559	0.18
Short-term borrowings	221,863	110	0.20	26,110	9	0.14
5.375% Senior Notes	347,860	4,816	5.57	347,665	4,810	5.55
3.875% Convertible Notes	-	-	-	38,446	656	6.84
Junior Subordinated Debentures	55,313	831	6.04	55,489	831	6.01
5.70% Senior Notes	95,322	360	1.52	188,610	444	0.94
6.05% Subordinated Notes	54,900	127	0.93	134,432	326	0.97
Other long-term debt	494	26	21.17	5,634	73	5.20

Total interest-bearing liabilities	5,919,385	7,884	0.54	6,514,439	9,708	0.60
Portion of noninterest-bearing funding sources	13,134,664			10,262,838

Total funding sources	19,054,049	7,884	0.17	16,777,277	9,708	0.23

Noninterest-bearing funding sources:
Demand deposits	12,264,003			9,551,686
Other liabilities	286,814			238,583
SVBFG stockholders’ equity	1,707,321			1,404,391
Noncontrolling interests	713,353			545,432
Portion used to fund interest-earning assets	(13,134,664)			(10,262,838)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$20,890,876			$18,254,531

Net interest income and margin		$152,419	3.22%		$130,929	3.13%

Total deposits	$17,407,636			$15,269,739

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(485)			(476)

Net interest income, as reported		$151,934			$130,453

(1)

Includes average interest-earning deposits in other financial institutions of $288.8 million and $286.6 million for the three months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, balances also include $394.7 million and $1.3 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

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
(5)

Average investment securities of $1.3 billion and $907.0 million for the three months ended June 30, 2012 and 2011, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2012 and 2011

	Six months ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,028,291	$1,950	0.38%	$2,132,803	$3,597	0.34%
Available-for-sale securities: (2)
Taxable	10,622,524	91,447	1.73	9,026,291	85,599	1.91
Non-taxable (3)	92,179	2,768	6.04	95,150	2,807	5.95
Total loans, net of unearned income (4)	7,020,765	223,396	6.40	5,423,051	183,242	6.81

Total interest-earning assets	18,763,759	319,561	3.43	16,677,295	275,245	3.32

Cash and due from banks	297,248			270,092
Allowance for loan losses	(99,929)			(87,261)
Other assets (5)	1,600,631			1,243,082

Total assets	$20,561,709			$18,103,208

Funding sources:
Interest-bearing liabilities:
NOW deposits	$101,086	$158	0.31%	$73,807	$145	0.40%
Money market deposits	2,573,607	1,993	0.16	2,439,751	3,061	0.25
Money market deposits in foreign offices	136,452	67	0.10	149,266	238	0.32
Time deposits	155,682	361	0.47	324,875	677	0.42
Sweep deposits in foreign offices	2,074,873	516	0.05	2,631,402	1,543	0.12

Total interest-bearing deposits	5,041,700	3,095	0.12	5,619,101	5,664	0.20
Short-term borrowings	124,639	121	0.20	32,980	25	0.15
5.375% Senior Notes	347,835	9,631	5.57	347,641	9,619	5.58
3.875% Convertible Notes	-	-	-	143,394	4,210	5.92
Junior Subordinated Debentures	55,335	1,663	6.04	55,511	1,665	6.05
5.70% Senior Notes	119,403	863	1.45	226,632	1,113	0.99
6.05% Subordinated Notes	55,076	254	0.93	210,437	1,068	1.02
Other long-term debt	967	94	19.55	5,449	146	5.40

Total interest-bearing liabilities	5,744,955	15,721	0.55	6,641,145	23,510	0.71
Portion of noninterest-bearing funding sources	13,018,804			10,036,150

Total funding sources	18,763,759	15,721	0.17	16,677,295	23,510	0.28

Noninterest-bearing funding sources:
Demand deposits	12,145,000			9,350,705
Other liabilities	306,746			237,261
SVBFG stockholders’ equity	1,665,789			1,359,848
Noncontrolling interests	699,219			514,249
Portion used to fund interest-earning assets	(13,018,804)			(10,036,150)

Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$20,561,709			$18,103,208

Net interest income and margin		$303,840	3.26%		$251,735	3.04%

Total deposits	$17,186,700			$14,969,806

Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(969)			(983)

Net interest income, as reported		$302,871			$250,752

(1)

Includes average interest-earning deposits in other financial institutions of $310.5 million and $270.0 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, balances also include $494.6 million and $1.6 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

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
(5)

Average investment securities of $1.2 billion and $840.9 million for the six months ended June 30, 2012 and 2011, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for (Reduction of) Loan Losses

Our provision for (reduction of) loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Allowance for loan losses, beginning balance	$100,922	$82,051	$89,947	$82,627
Provision for (reduction of) loan losses	7,999	134	22,528	(2,913)
Gross loan charge-offs	(14,130)	(4,293)	(21,120)	(8,615)
Loan recoveries	3,375	4,263	6,811	11,056

Allowance for loan losses, ending balance	$98,166	$82,155	$98,166	$82,155

Provision for (reduction of) loan losses as a percentage of total gross loans (annualized)	0.41%	0.01%	0.58%	(0.10)%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.78	0.31	0.60	0.32
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.59	0.00	0.41	(0.09)
Allowance for loan losses as a percentage of period-end total gross loans	1.25	1.36	1.25	1.36
Period-end total gross loans	$7,857,468	$6,030,966	$7,857,468	$6,030,966
Average total gross loans	7,297,446	5,579,271	7,079,284	5,468,200

We had a provision for loan losses of $8.0 million for the three months ended June 30, 2012, compared to a provision of $0.1 million for the comparable 2011 period. The provision of $8.0 million in the second quarter of 2012 was primarily attributable to loan growth.

Gross loan charge-offs of $14.1 million for the three months ended June 30, 2012 included $7.1 million from a single nonperforming hardware loan that was specifically reserved for in the first quarter of 2012. The remaining charge-offs were primarily from our hardware and software client portfolios. Loan recoveries of $3.4 million for the three months ended June 30, 2012 were primarily from our software and other commercial client portfolios.

We had a provision for loan losses of $22.5 million for the six months ended June 30, 2012, compared to a reduction of provision of $2.9 million for the comparable 2011 period. The provision of $22.5 million for the six months ended June 30, 2012 was primarily due to net charge-offs of $14.3 million, of which $7.1 million related to the single nonperforming hardware loan noted above. Growth in loans also contributed to the provision for six months ended June 30, 2012.

Gross loan charge-offs of $21.1 million for the six months ended June 30, 2012 were primarily from our hardware client portfolio, including $7.1 million related to the single nonperforming hardware loan noted above. Loan recoveries of $6.8 million for the six months ended June 30, 2012 were primarily from our software client portfolio.

See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income

A summary of noninterest income for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Core fee income:
Foreign exchange fees	$12,031	$10,354	16.2%	$24,134	$20,851	15.7%
Deposit service charges	8,369	7,838	6.8	16,465	14,955	10.1
Credit card fees	6,169	4,364	41.4	11,837	8,181	44.7
Letters of credit and standby letters of credit income	3,296	2,702	22.0	6,932	5,412	28.1
Client investment fees	3,375	3,107	8.6	6,272	6,768	(7.3)

Total core fee income (1)	33,240	28,365	17.2	65,640	56,167	16.9

Gains on investment securities, net	25,809	71,680	(64.0)	33,648	123,017	(72.6)
Gains on derivative instruments, net	8,713	13,651	(36.2)	14,689	14,202	3.4
Other	12,664	10,012	26.5	25,742	20,276	27.0

Total noninterest income	$80,426	$123,708	(35.0)	$139,719	$213,662	(34.6)

(1)	The following table provides a reconciliation GAAP noninterest income to non-GAAP core fee income:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
GAAP noninterest income (as reported)	$80,426	$123,708	(35.0)%	$139,719	$213,662	(34.6)%
Less: gains on investment securities, net	25,809	71,680	(64.0)	33,648	123,017	(72.6)
Less: gains on derivative instruments, net	8,713	13,651	(36.2)	14,689	14,202	3.4
Less: other noninterest income	12,664	10,012	26.5	25,742	20,276	27.0

Non-GAAP core fee income	$33,240	$28,365	17.2	$65,640	$56,167	16.9

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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
GAAP noninterest income (as reported)	$80,426	$123,708	(35.0)%	$139,719	$213,662	(34.6)%
Less: income attributable to noncontrolling interests, including carried interest	13,384	26,558	(49.6)	21,302	70,120	(69.6)

Non-GAAP noninterest income, net of noncontrolling interests	67,042	97,150	(31.0)	118,417	143,542	(17.5)
Less: gains on sales of certain available-for-sale securities	4,955	37,314	(86.7)	4,955	37,314	(86.7)
Less: net gains on the sale of certain assets related to our equity management services business	4,243	-	-	4,243	-	-

Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$57,844	$59,836	(3.3)	$109,219	$106,228	2.8

Foreign Exchange Fees

Foreign exchange fees were $12.0 million and $24.1 million for the three and six months ended June 30, 2012, respectively, compared to $10.4 million and $20.9 million for the comparable 2011 periods. The increases were primarily due to improved business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as higher number of trades.

Credit Card Fees

Credit card fees were $6.2 million and $11.8 million for the three and six months ended June 30, 2012, compared to $4.4 million and $8.2 million for the comparable 2011 periods. The increases were primarily due to new credit card clients and an increase in client activity.

Client Investment Fees

Client investment fees were $3.4 million and $6.3 million for the three and six months ended June 30, 2012, compared to $3.1 million and $6.8 million for the comparable 2011 periods. The increase for the three month period was primarily due to an increase in average client investment funds due to a steadily improving funding environment for both private and public clients, as well as our clients’ increased utilization of our off-balance sheet sweep money market funds. The decrease for the six month period was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets and was partially offset by an increase in average client investment funds. The following table summarizes average client investment funds for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Client directed investment assets (1)	$7,133	$9,134	(21.9)%	$7,344	$9,236	(20.5)%
Client investment assets under management	10,472	8,540	22.6	10,229	8,008	27.7
Sweep money market funds	2,259	85	NM	1,800	42	NM

Total average client investment funds (2)	$19,864	$17,759	11.9	$19,373	$17,286	12.1

NM—Not meaningful

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.
(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at June 30, 2012 and December 31, 2011:

(Dollars in millions)	June 30, 2012	December 31, 2011	% Change
Client directed investment assets	$7,003	$7,709	(9.2	) %
Client investment assets under management	10,399	9,919	4.8
Sweep money market funds	2,695	1,116	141.5

Total period-end client investment funds	$20,097	$18,744	7.2

Gains on Investment Securities, Net

Net gains on investment securities include both gains from our non-marketable and marketable securities, as well as gains from sales of our available-for-sale securities portfolio, when applicable.

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

For the three months ended June 30, 2012, we had net gains on investment securities of $25.8 million, compared to net gains of $71.7 million for the comparable 2011 period. Gains on investment securities, net of noncontrolling interests, were $11.3 million for the three months ended June 30, 2012, compared to $45.2 million for the comparable 2011 period. The gains, net of noncontrolling interests, of $11.3 million for the three months ended June 30, 2012 were primarily driven by the following:

•	Gains of $6.7 million from our nonmarketable securities, primarily related to unrealized gains from investments in debt funds and certain fund investments.

•

Gains of $5.0 million from the sale of $315.7 million U.S. agency securities that were held in our available-for-sale portfolio. Proceeds from the sale of these securities were used to reduce overnight borrowings.

For the six months ended June 30, 2012, we had net gains on investment securities of $33.6 million, compared to net gains of $123.0 million for the comparable 2011 period. Gains on investment securities, net of noncontrolling interests, were $11.8 million for the six months ended June 30, 2012, compared to $53.2 million for the comparable 2011 period. The gains, net of noncontrolling interests, of $11.8 million for the six months ended June 30, 2012 were primarily driven by the following:

•	Gains of $8.1 million from our nonmarketable securities, primarily related to unrealized gains from investments in debt funds and certain fund investments.

•

Gains of $5.0 million from the sale of $315.7 million U.S. agency securities that were held in our available-for-sale portfolio. Proceeds from the sale of these securities were used to reduce overnight borrowings.

The following tables provide a summary of net gains on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended June 30, 2012
Total gains on investment securities, net	$14,464	$1,059	$2,503	$4,567	$3,216	$25,809
Less: income attributable to noncontrolling interests, including carried interest	13,286	1,201	15	-	-	14,502

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	1,178	(142)	2,488	4,567	3,216	11,307
Less: gain on sales of available-for-sale securities	-	-	-	4,955	-	4,955

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$1,178	$(142)	$2,488	$(388)	$3,216	$6,352

Three months ended June 30, 2011
Total gains (losses) on investment securities, net	$31,984	$(1,840)	$814	$37,221	$3,501	$71,680
Less: income (losses) attributable to noncontrolling interests, including carried interest	27,752	(1,066)	(249)	-	-	26,437

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	4,232	(774)	1,063	37,221	3,501	45,243
Less: gain on sales of available-for-sale securities	-	-	-	37,314	-	37,314

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$4,232	$(774)	$1,063	$(93)	$3,501	$7,929

Six months ended June 30, 2012
Total gains (losses) on investment securities, net	$26,769	$(3,623)	$3,384	$3,693	$3,425	$33,648
Less: income (losses) attributable to noncontrolling interests, including carried interest	24,568	(2,758)	30	-	-	21,840

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	2,201	(865)	3,354	3,693	3,425	11,808
Less: gain on sales of available-for-sale securities	-	-	-	4,955	-	4,955

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$2,201	$(865)	$3,354	$(1,262)	$3,425	$6,853

Six months ended June 30, 2011
Total gains on investment securities, net	$75,376	$2,106	$3,102	$37,283	$5,150	$123,017
Less: income attributable to noncontrolling interests, including carried interest	66,962	2,820	40	-	-	69,822

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	8,414	(714)	3,062	37,283	5,150	53,195
Less: gain on sales of available-for-sale securities	-	-	-	37,314	-	37,314

Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$8,414	$(714)	$3,062	$(31)	$5,150	$15,881

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Equity warrant assets (1)
Gains on exercises, net	$2,219	$7,581	(70.7)%	$5,160	$9,605	(46.3)%
Cancellations and expirations	(603)	(723)	(16.6)	(1,172)	(1,304)	(10.1)
Changes in fair value	3,260	7,003	(53.4)	7,823	9,556	(18.1)

Net gains on equity warrant assets (2)	4,876	13,861	(64.8)	11,811	17,857	(33.9)
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net	1,330	315	NM	2,395	790	NM
Gains (losses) on internal foreign exchange forward contracts, net (3)	2,993	(483)	NM	942	(3,051)	(130.9)

Total gains (losses) on foreign exchange forward contracts, net	4,323	(168)	NM	3,337	(2,261)	NM
Change in fair value of interest rate swaps	108	(67)	NM	497	(67)	NM
Net (losses) gains on other derivatives (4)	(594)	25	NM	(956)	(1,327)	(28.0)

Gains on derivative instruments, net	$8,713	$13,651	(36.2)	$14,689	$14,202	3.4

NM—Not meaningful

(1)	At June 30, 2012, we held warrants in 1,215 companies, compared to 1,153 companies at June 30, 2011.
(2)	Net gains on equity warrant assets are included in the line item “Gains on derivative instruments, net” as part of noninterest expense.
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

(4)	Primarily represents the change in fair value of loan conversion options held by SVB Financial. As of June 30, 2012, the loan conversion options related to five clients.

Net gains on derivative instruments were $8.7 million for the three months ended June 30, 2012, compared to net gains of $13.7 million for the comparable 2011 period. The key changes in factors affecting net gains on derivative instruments were as follows:

•

Net gains on equity warrant assets of $4.9 million for the three months ended June 30, 2012, compared to net gains of $13.9 million for the comparable 2011 period. The net gains of $4.9 million for the three months ended June 30, 2012 were primarily driven by valuation increases and gains from the exercise of equity warrant assets, primarily from M&A activity.

•

Net gains of $3.0 million on foreign exchange forward contracts for our foreign currency denominated loans for the three months ended June 30, 2012, compared to net losses of $0.5 million for the comparable 2011 period. The net gains of $3.0 million for the three months ended June 30, 2012 were primarily due to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, and were partially offset by net losses of $3.1 million from the revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

Net gains on derivative instruments were $14.7 million for the six months ended June 30, 2012, compared to net gains of $14.2 million for the comparable 2011 period. The key changes in factors affecting net gains on derivative were as follows:

•

Net gains on equity warrant assets of $11.8 million for the six months ended June 30, 2012, compared to net gains of $17.9 million for the comparable 2011 period. The net gains of $11.8 million for the six months ended June 30, 2012 were driven by valuation increases and gains from the exercise of equity warrant assets, primarily from M&A and IPO activity.

•

Net gains of $0.9 million on foreign exchange forward contracts hedging our foreign currency denominated loans for the six months ended June 30, 2012, compared to net losses of $3.1 million for the comparable 2011 period. The net gains of $0.9 million for the six months ended June 30, 2012 were primarily due to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, and were partially offset by net losses of $1.5 million from the revaluation of foreign currency denominated loans that are included in the line item “Other” as part of noninterest income.

Other Noninterest Income

A summary of other noninterest income for the three and six months ended June 30, 2012 and 2011, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Unused commitment fees	$3,678	$1,808	103.4%	$6,733	$3,294	104.4%
Fund management fees	3,124	2,663	17.3	5,952	5,351	11.2
Service-based fee income (1)	2,172	2,587	(16.0)	4,546	4,812	(5.5)
Net gains on the sale of certain assets related to our equity management services business	4,243	-	-	4,243	-	-
Loan syndication fees	1,375	870	58.0	1,500	870	72.4
Currency revaluation losses (2)	(1,548)	(881)	75.7	(933)	(1,121)	(16.8)
(Losses) gains on revaluation of foreign currency loans, net	(3,125)	502	NM	(1,466)	3,191	(145.9)
Other	2,745	2,463	11.4	5,167	3,879	33.2

Total other noninterest income	$12,664	$10,012	26.5	$25,742	$20,276	27.0

NM—Not meaningful

(1)	Includes income from SVB Analytics
(2)

Included in currency revaluation losses are losses of $1.3 million and $0.8 million for the three and six months ended June 30, 2012, compared to gains of $44 thousand and $0.2 million for the comparable 2011 periods attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

Other noninterest income was $12.7 million and $25.7 million for the three and six months ended June 30, 2012, compared to $10.0 million and $20.3 million for the comparable 2011 periods. The increase of $2.7 million for the three month period was due to gains of $4.2 million on the sale of certain assets related to our equity management services business and a $1.9 million increase in unused commitment fees resulting from the prospective reclassification of certain fees from interest income to noninterest income. The comparable amount of these fees included in interest income in the second quarter of 2011 was $1.0 million. The increases in other noninterest income were partially offset by foreign currency loan revaluation losses of $3.1 million for the three months ended June 30, 2012, compared to net gains of $0.5 million for the comparable 2011 period. The net losses of $3.1 million for the three months ended June 30, 2012 were primarily due to the strengthening of the U.S. Dollar against the Euro and Pound Sterling.

The increase of $5.5 million for the six month period was due to gains of $4.2 million on the sale of certain assets related to our equity management services business and a $3.4 million increase in unused commitment fees, primarily resulting from the prospective reclassification of certain fees from interest income to noninterest income. The comparable amount of these fees included in interest income in the six months ended June 30, 2011 was $2.1 million. The increases in other noninterest income were partially offset by foreign currency loan revaluation losses of $1.5 million for the six months ended June 30, 2012, compared to net gains of $3.2 million for the comparable 2011 period. The net losses of $1.5 million for the six months ended June 30, 2012 were primarily due to the strengthening of the U.S. Dollar against the Euro and Pound Sterling.

Noninterest Expense

A summary of noninterest expense for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Compensation and benefits	$80,385	$79,888	0.6%	$164,122	$155,520	5.5%
Professional services	16,514	13,891	18.9	31,121	26,878	15.8
Premises and equipment	9,419	6,440	46.3	16,983	12,352	37.5
Business development and travel	7,159	5,890	21.5	14,905	11,543	29.1
Net occupancy	5,378	4,546	18.3	11,001	9,196	19.6
Correspondent bank fees	2,840	2,202	29.0	5,528	4,365	26.6
FDIC assessments	2,731	2,163	26.3	5,229	5,638	(7.3)
Provision for unfunded credit commitments	1,922	976	96.9	1,664	76	NM
Other	9,418	5,036	87.0	17,225	12,899	33.5

Total noninterest expense	$135,766	$121,032	12.2	$267,778	$238,467	12.3

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

	Three months ended June 30,			Six months ended June 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2012	2011	% Change	2012	2011	% Change
GAAP noninterest expense	$135,766	$121,032	12.2%	$267,778	$238,467	12.3%
Less: amounts attributable to noncontrolling interests	3,947	2,621	50.6	6,765	6,102	10.9
Less: net gain from note repurchases and termination of corresponding interest rate swaps	-	(3,123)	(100.0)	-	(3,123)	(100.0)

Non-GAAP noninterest expense, net of noncontrolling interests	$131,819	$121,534	8.5	$261,013	$235,488	10.8

GAAP taxable equivalent net interest income	$152,419	$130,929	16.4	$303,840	$251,735	20.7
Less: income attributable to noncontrolling interests	38	45	(15.6)	81	52	55.8

Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	152,381	130,884	16.4	303,759	251,683	20.7

Non-GAAP noninterest income, net of noncontrolling interests	57,844	59,836	(3.3)	109,219	106,228	2.8

Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$210,225	$190,720	10.2	$412,978	$357,911	15.4

Non-GAAP operating efficiency ratio (1)	62.70%	63.72%	(1.6)	63.20%	65.80%	(3.9)

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.

Compensation and Benefits Expense

The following table provides a summary of our compensation and benefits expense:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Compensation and benefits
Salaries and wages	$37,501	$32,634	14.9%	$75,621	$66,441	13.8%
Incentive compensation & ESOP	20,838	26,978	(22.8)	41,985	47,987	(12.5)
Other employee benefits (1)	22,046	20,276	8.7	46,516	41,092	13.2

Total compensation and benefits	$80,385	$79,888	0.6	$164,122	$155,520	5.5

Period-end full-time equivalent employees	1,562	1,428	9.4	1,562	1,428	9.4
Average full-time equivalent employees	1,566	1,416	10.6	1,561	1,403	11.3

(1)

Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee related expenses.

Compensation and benefits expense was $80.4 million for the three months ended June 30, 2012, compared to $79.9 million for the comparable 2011 period. The key changes in factors affecting compensation and benefits expense were as follows:

•

An increase of $4.9 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 150 to 1,566 average FTEs in the second quarter of 2012, compared to 1,416 average FTE for the comparable 2011 period. The increase in headcount was primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

•	A decrease of $6.1 million in incentive compensation and ESOP expense primarily reflective of higher expenses in the second quarter of 2011 as a result of our better than expected results.

Compensation and benefits expense was $164.1 million for the six months ended June 30, 2012, compared to $155.5 million for the comparable 2011 period. The key changes in factors affecting compensation and benefits expense were as follows:

•

An increase of $9.2 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 158 to 1561 average FTEs in the six month ended June 30, 2012, compared to 1,403 average FTEs for the comparable 2011 period. The increase in headcount was primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

•

An increase of $5.4 million in other employee benefits, primarily due to an increase in average FTEs, as well as an increase in 401(k) expenses driven by 2011 incentive compensation payouts during the first quarter of 2012, which were at higher levels than 2010 incentive compensation payouts in the first quarter of 2011.

•	A decrease of $6.0 million in incentive compensation and ESOP expense primarily reflective of higher expenses in the second quarter of 2011 as a result of our better than expected results.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $23.8 million and $51.6 million for the three and six months ended June 30, 2012, respectively, compared to $30.0 million and $56.0 million for the comparable 2011 periods. These amounts are included in total compensation and benefits expense discussed above.

Professional Services

Professional services were $16.5 million and $31.1 million for the three and six months ended June 30, 2012, respectively, compared to $13.9 million and $26.9 million for the comparable 2011 periods. The increases were to support our ongoing business and infrastructure initiatives.

Premises and Equipment

Premises and equipment expense was $9.4 million and $17.0 million for the three and six months ended June 30, 2012, respectively, compared to $6.4 million and $12.4 million for the comparable 2011 periods. The increases were primarily due to increased spending to enhance and maintain our IT infrastructure.

Business Development and Travel

Business development and travel expense was $7.2 million and $14.9 million for the three and six months ended June 30, 2012, respectively, compared to $5.9 million and $11.5 million for the comparable 2011 periods. The increases were primarily reflective of our increased focus on global initiatives and increased business development activity due to improving economic and business conditions.

Provision for unfunded credit commitments

The provision for unfunded credit commitments was $1.9 million and $1.7 million for the three and six months ended June 30, 2012, respectively, compared to $1.0 million and $0.1 million for the comparable 2011 periods. The increases were primarily due to an increase in the period-end balance of unfunded credit commitments of $1.3 billion from June 30, 2011 to June 30, 2012.

Other Noninterest Expense

A summary of other noninterest expense for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Telephone	$1,547	$1,416	9.3%	$3,331	$2,766	20.4%
Client services	1,739	1,037	67.7	2,992	1,839	62.7
Data processing services	1,310	1,429	(8.3)	2,715	2,492	8.9
Tax credit fund amortization	962	1,101	(12.6)	2,020	2,154	(6.2)
Postage and supplies	628	562	11.7	1,253	1,084	15.6
Dues and publications	557	327	70.3	1,031	701	47.1
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	-	(3,123)	(100.0)	-	(3,123)	(100.0)
Other	2,675	2,287	17.0	3,883	4,986	(22.1)

Total other noninterest expense	$9,418	$5,036	87.0	$17,225	$12,899	33.5

(1)

Represents net gains from the repurchase of $108.6 million of our 5.70% Senior Notes and $204.0 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in 2011.

Net Income Attributable to Noncontrolling Interests

Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.

In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and six months ended June 30, 2012 and 2011, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income (1)	$(38)	$(45)	(15.6)%	$(81)	$(52)	55.8%
Noninterest income (1)	(11,210)	(28,418)	(60.6)	(17,842)	(70,789)	(74.8)
Noninterest expense (1)	3,947	2,621	50.6	6,765	6,102	10.9
Carried interest (2)	(2,174)	1,860	NM	(3,460)	669	NM

Net income attributable to noncontrolling interests	$(9,475)	$(23,982)	(60.5)	$(14,618)	$(64,070)	(77.2)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.
(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.

Income Taxes

Our effective income tax expense rate was 39.8 percent for the three months ended June 30, 2012, compared to 39.7 percent for the comparable 2011 period. Our effective income tax expense rate was 40.2 percent for the six months ended June 30, 2012, compared to 40.1 percent for the comparable 2011 period.

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.

Operating Segment Results

We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 10—”Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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

Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three and six months ended June 30, 2012 and 2011:

Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$ 146,420	$ 125,695	16.5%	$ 289,684	$ 246,515	17.5%
(Provision for) reduction of loan losses	(8,923)	(730)	NM	(22,159)	661	NM
Noninterest income	52,494	36,551	43.6	92,422	71,415	29.4
Noninterest expense	(98,478)	(84,702)	16.3	(194,734)	(170,582)	14.2

Income before income tax expense	$ 91,513	$ 76,814	19.1	$ 165,213	$ 148,009	11.6

Total average loans, net of unearned income	$6,479,544	$4,822,497	34.4	$6,255,450	$4,766,104	31.2
Total average assets	19,023,230	16,805,670	13.2	18,790,252	16,502,986	13.9
Total average deposits	17,131,816	15,099,789	13.5	16,916,965	14,803,648	14.3

NM—Not meaningful

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Net interest income from our Global Commercial Bank (“GCB”) increased by $20.7 million for the three months ended June 30, 2012, primarily due to a $22.4 million increase in loan interest income resulting mainly from an increase in average loan balances and a $5.7 million increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a $5.5 million decrease in the FTP earned for deposits from decreases in market interest rates.

We had a provision for loan losses for GCB of $8.9 million for the three months ended June 30, 2012, compared to a provision of $0.7 million for the comparable 2011 period. The provision of $8.9 million in the second quarter of 2012 was primarily attributable to loan growth. The provision of $0.7 million for the comparable 2011 period was primarily due to loan growth, partially offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients.

Noninterest income increased by $15.9 million for the three months ended June 30, 2012, primarily due to gains of $4.2 million on the sale of certain assets related to our equity management services business, and an increase in foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as higher number of trades. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity.

Noninterest expense increased by $13.8 million for the three months ended June 30, 2012, primarily due to an increase in salaries and wages, other employee benefits and professional services. The increase in salaries and wages and other employee benefits was primarily due to an increase in the average number of FTEs at GCB, which increased by 122 to 1,231 for the three months ended June 30, 2012, compared to 1,109 for the comparable 2011 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in professional services was to support our ongoing business and infrastructure initiatives.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net interest income from our Global Commercial Bank (“GCB”) increased by $43.2 million for the six months ended June 30, 2012, primarily due to a $40.5 million increase in loan interest income resulting mainly from an increase in average loan balances and a $12.2 million increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a $9.1 million decrease in the FTP earned for deposits from decreases in market interest rates.

We had a provision for loan losses for GCB of $22.2 million for the six months ended June 30, 2012, compared to a reduction of provision of $0.7 million for the comparable 2011 period. The provision of $22.2 million for the six months ended June 30, 2012 was primarily due to net charge-offs of $14.3 million, of which $7.1 million related to a single nonperforming hardware loan that was specifically reserved for in the first quarter of 2012. Growth in loans also contributed to the $22.2 million provision for six months ended June 30, 2012. The reduction of provision for the comparable 2011 period was primarily due to net loan recoveries recognized and a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients, partially offset by loan growth.

Noninterest income increased by $21.0 million for the six months ended June 30, 2012, primarily due to gains of $4.2 million on the sale of certain assets related to our equity management services business, and an increase in foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as higher number of trades. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity.

Noninterest expense increased by $24.2 million for the six months ended June 30, 2012, primarily due to an increase in salaries and wages, other employee benefits, and professional services. The increase in salaries and wages and other employee benefits was primarily due to an increase in the average number of FTEs at GCB, which increased by 121 to 1,223 for the six months ended June 30, 2012, compared to 1,102 for the comparable 2011 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in professional services was to support our ongoing business and infrastructure initiatives.

SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$5,516	$4,653	18.5%	$10,481	$9,054	15.8%
Reduction of (provision for) loan losses	924	596	55.0	(369)	2,252	(116.4)
Noninterest income	151	136	11.0	308	223	38.1
Noninterest expense	(3,356)	(2,477)	35.5	(6,589)	(4,480)	47.1

Income before income tax expense	$3,235	$2,908	11.2	$3,831	$7,049	(45.7)

Total average loans, net of unearned income	$742,130	$642,287	15.5	$740,049	$613,467	20.6
Total average assets	747,445	642,744	16.3	744,703	613,734	21.3
Total average deposits	253,482	156,765	61.7	246,991	153,520	60.9

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Net interest income from SVB Private Bank increased by $0.9 million for the three months ended June 30, 2012, primarily due to an increase in loan interest income resulting from an increase in average loan balances.

SVB Private Bank had a reduction of provision for loan losses of $0.9 million for the three months ended June 30, 2012, compared to a reduction of provision of $0.6 million for the comparable 2011 period. The reduction of provision for both periods was primarily due to a reduction in the reserve for impaired loans, partially offset by loan growth.

Noninterest expense increased by $0.9 million for the three months ended June 30, 2012, primarily due to an increase in compensation and benefits expense resulting from an increase in the average number of FTEs at SVB Private Bank, which increased by 14 to 45 FTEs for the three months ended June 30, 2012, compared to 31 FTEs for the comparable 2011 period. The increase in average FTEs was to support the growth of SVB Private Bank.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net interest income from SVB Private Bank increased by $1.4 million for the six months ended June 30, 2012, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.

SVB Private Bank had a provision for loan losses of $0.4 million for the six months ended June 30, 2012, compared to a reduction of provision of $2.3 million for the comparable 2011 period. The provision of $0.4 million for the six months ended June 30, 2012 was primarily due to loan growth, partially offset by a reduction in the reserve for impaired loans. The reduction of provision of $2.3 million for the six months ended June 30, 2011 was primarily due to net loan recoveries.

Noninterest expense increased by $2.1 million for the six months ended June 30, 2012, primarily due to an increase in compensation and benefits expense resulting from an increase in the average number of FTEs at SVB Private Bank, which increased by 18 to 45 FTEs for the six months ended June 30, 2012, compared to 27 FTEs for the comparable 2011 period. The increase in average FTEs was to support the growth of SVB Private Bank.

SVB Capital

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2012	2011	% Change		2012	2011	% Change
Net interest income	$9	$3	NM	%	$16	$4	NM	%
Noninterest income	4,557	6,716	(32.1)		8,144	14,006	(41.9)
Noninterest expense	(2,872)	(3,111)	(7.7)		(5,408)	(6,253)	(13.5)

Income before income tax expense	$1,694	$3,608	(53.0)		$2,752	$7,757	(64.5)

Total average assets	$251,295	$232,381	8.1		$254,835	$222,570	14.5

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

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Noninterest income decreased by $2.2 million to $4.6 million for the three months ended June 30, 2012, primarily due to lower net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $1.7 million for the three months ended June 30, 2012, compared to net gains of $4.0 million for the comparable 2011 period. The net gains on investment securities of $1.7 million for the three months ended June 30, 2012 were primarily driven by valuation adjustments within our managed funds of funds.

•	Fund management fees of $3.1 million for the three months ended June 30, 2012, compared to $2.7 million for the comparable 2011 period.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

Noninterest income decreased by $5.9 million to $8.1 million for the six months ended June 30, 2012, primarily due to lower net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•

Net gains on investment securities of $2.3 million for the six months ended June 30, 2012, compared to net gains of $8.6 million for the comparable 2011 period. The net gains on investment securities of $2.3 million for the six months ended June 30, 2012 were primarily driven by valuation adjustments and IPO and M&A activity within our managed funds of funds.

•	Fund management fees of $6.0 million for the six months ended June 30, 2012, compared to $5.4 million for the comparable 2011 period.

Consolidated Financial Condition

Our total assets were $21.3 billion at June 30, 2012, an increase of $1.3 billion, or 6.6 percent, compared to $20.0 billion at December 31, 2011. Below is a summary of the individual components driving the increase.

Cash and Cash Equivalents

Cash and cash equivalents totaled $1.4 billion at June 30, 2012, an increase of $296.8 million, or 26.6 percent, compared to $1.1 billion at December 31, 2011. The increase was primarily due to deposit growth from both new and existing clients, partially offset by the investment of cash previously held at the FRB into available-for-sale securities as well as to fund loan growth.

As of June 30, 2012 and December 31, 2011, $662.4 million and $100.1 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $265.8 million and $371.5 million, respectively.

Investment Securities

Investment securities totaled $11.8 billion at June 30, 2012, an increase of $212.8 million, or 1.8 percent, compared to $11.5 billion at December 31, 2011. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $212.8 million included an increase of $84.9 million in available-for-sale securities and an increase of $127.9 million in non-marketable securities. The major components of the change are explained below.

Available-for-Sale Securities

Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $10.6 billion at June 30, 2012, an increase of $84.9 million, or 0.8 percent, compared to $10.5 billion at December 31, 2011. The increase was primarily due to purchases of new investments of $1.8 billion, partially offset by paydowns of $1.4 billion and sales of $315.7 million. The purchases of new investments of $1.8 billion were primarily comprised of fixed-rate agency-issued mortgage securities and fixed-rate agency debentures. The paydowns of securities of $1.4 billion were comprised of $1.1 billion in fixed-rate securities and $313.5 million in variable-rate securities. The sales of $315.7 million were comprised entirely of U.S. agency securities. The proceeds from the sales and paydowns were used primarily to fund loan growth and reduce overnight borrowings.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. Estimated portfolio duration was 1.8 years at both June 30, 2012 and December 31, 2011.

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

Non-marketable securities were $1.1 billion at June 30, 2012, an increase of $127.9 million, or 12.7 percent, compared to $1.0 billion at December 31, 2011. The increase was primarily attributable to the funding of our capital contribution of $79.7 million to our joint venture bank in China, as well as to capital calls (net of distributions) from noncontrolling interests of $33.4 million. The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$639,596	$77,011	$611,824	$77,674
Other venture capital investments (2)	120,111	10,883	124,121	11,333
Other investments	-	-	987	493
Non-marketable securities (equity method accounting):
Other investments	138,993	138,993	68,252	68,252
Low income housing tax credit funds	58,698	58,698	34,894	34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	153,618	153,618	145,007	145,007
Other investments	21,296	21,296	19,355	19,355

Total non-marketable securities	$1,132,312	$460,499	$1,004,440	$357,008

(1)

The following table shows the amount of venture capital and private equity fund investments by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011

(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$36,694	$4,609	$39,567	$4,970
SVB Strategic Investors Fund II, LP	109,343	9,372	122,619	10,510
SVB Strategic Investors Fund III, LP	213,405	12,528	218,429	12,824
SVB Strategic Investors Fund IV, LP	146,477	7,324	122,076	6,104
Strategic Investors Fund V, LP	18,134	32	8,838	31
SVB Capital Preferred Return Fund, LP	50,573	12,518	42,580	11,571
SVB Capital—NT Growth Partners, LP	57,588	24,065	43,958	20,176
SVB Capital Partners II, LP	863	44	2,390	121
Other private equity fund	6,519	6,519	11,367	11,367

Total venture capital and private equity fund investments	$639,596	$77,011	$611,824	$77,674

(2)	The following table shows the amount of other venture capital investments by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011

(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$16,739	$1,790	$17,878	$1,912
SVB Capital Partners II, LP	59,256	3,010	61,099	3,103
SVB India Capital Partners I, LP	40,668	5,850	42,832	6,162
SVB Capital Shanghai Yangpu Venture Capital Fund	3,448	233	2,312	156

Total other venture capital investments	$120,111	$10,883	$124,121	$11,333

Loans

Loans, net of unearned income were $7.8 billion at June 30, 2012, an increase of $819.7 million, or 11.8 percent, compared to $7.0 billion at December 31, 2011. Unearned income was $67.7 million at June 30, 2012, compared to $60.2 million at December 31, 2011. Total gross loans were $7.9 billion at June 30, 2012, an increase of $827.1 million, or 11.8 percent, compared to $7.0 billion at December 31, 2011. The increase came primarily from sponsor-led buyouts in the software niche and from our venture capital/private equity clients for capital calls. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$2,780,006	35.4%	$2,517,890	35.8%
Hardware	1,097,835	14.0	961,869	13.7
Venture capital/private equity	1,417,715	18.0	1,128,520	16.1
Life science	926,894	11.8	872,413	12.4
Premium wine	121,242	1.5	131,552	1.9
Other	374,907	4.8	345,588	4.9

Total commercial loans	6,718,599	85.5	5,957,832	84.8

Real estate secured loans:
Premium wine	374,988	4.8	347,241	4.9
Consumer loans	554,093	7.1	533,817	7.6

Total real estate secured loans	929,081	11.9	881,058	12.5

Construction loans	33,159	0.4	30,319	0.4
Consumer loans	176,629	2.2	161,112	2.3

Total gross loans	$7,857,468	100.0%	$7,030,321	$100.0%

Loan Concentration

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of June 30, 2012:

	June 30, 2012
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$949,954	$437,231	$666,456	$621,398	$104,967	$2,780,006
Hardware	292,266	193,314	244,182	191,154	176,919	1,097,835
Venture capital/private equity	259,928	208,991	234,400	71,000	643,396	1,417,715
Life science	252,062	209,427	148,089	167,071	150,245	926,894
Premium wine (1)	58,322	29,380	27,840	5,700	-	121,242
Other	109,618	49,276	56,941	51,894	107,178	374,907

Commercial loans	1,922,150	1,127,619	1,377,908	1,108,217	1,182,705	6,718,599

Real estate secured loans:
Premium wine (1)	113,658	88,522	97,941	43,367	31,500	374,988
Consumer loans (2)	457,006	55,141	41,946	-	-	554,093

Real estate secured loans	570,664	143,663	139,887	43,367	31,500	929,081

Construction loans	11,826	21,333	-	-	-	33,159
Consumer loans (2)	46,457	49,209	35,963	-	45,000	176,629

Total gross loans	$2,551,097	$1,341,824	$1,553,758	$1,151,584	$1,259,205	$7,857,468

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.
(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

At June 30, 2012, gross loans (individually or in the aggregate) totaling $2.4 billion, or 30.7 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 74 clients, and of these loans, none were on nonaccrual status as of June 30, 2012.

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

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 9 percent of total gross loans at June 30, 2012, compared to approximately 8 percent at December 31, 2011. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

At June 30, 2012, our lending to venture capital/private equity firms represented 18.0 percent of total gross loans, compared to 16.1 percent of total gross loans at December 31, 2011. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.

At June 30, 2012, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.2 percent and 4.9 percent, respectively, of total gross loans, compared to 8.8 percent and 5.4 percent, respectively at December 31, 2011. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Approximately 44.4 percent of our outstanding total gross loan balances as of June 30, 2012 were to borrowers based in California compared to 43.7 percent as of December 31, 2011. Other than California, there are no states with balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2011 Form 10-K.

Credit Quality Indicators

As of June 30, 2012, our criticized and impaired loans represented 6.9 percent of our total gross loans. This compares to 8.5 percent at December 31, 2011. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients, and make up approximately 9 percent of our loan portfolio. It is common for an early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.

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

(Dollars in thousands)	June 30, 2012	December 31, 2011
Gross nonperforming loans:
Loans past due 90 days or more still accruing interest	$25	$-
Impaired loans	27,071	36,617

Total gross nonperforming loans	$27,096	$36,617

Nonperforming loans as a percentage of total gross loans	0.34%	0.52%
Nonperforming assets as a percentage of total assets	0.13	0.18

Allowance for loan losses	$98,166	$89,947
As a percentage of total gross loans	1.25%	1.28%
As a percentage of total gross nonperforming loans	362.29	245.64
Allowance for loan losses for impaired loans	$5,665	$3,707
As a percentage of total gross loans	0.07%	0.05%
As a percentage of total gross nonperforming loans	20.91	10.12
Allowance for loan losses for total gross performing loans	$92,501	$86,240
As a percentage of total gross loans	1.18%	1.23%
As a percentage of total gross performing loans	1.18	1.23
Total gross loans	$7,857,468	$7,030,321
Total gross performing loans	7,830,372	6,993,704
Reserve for unfunded credit commitments (1)	23,476	21,811
As a percentage of total unfunded credit commitments	0.27%	0.27%
Total unfunded credit commitments (2)	8,752,705	8,067,570

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.
(2)	Includes unfunded loan commitments and letters of credit.

Our allowance for loan losses as a percentage of total gross loans decreased to 1.25 percent at June 30, 2012 from 1.28 percent at December 31, 2011. The decrease is primarily reflective of the strong performance of our performing loan portfolio as our allowance for loan losses for total gross performing loans as a percentage of total gross performing loans decreased from 1.23 percent at December 31, 2011 to 1.18 percent at June 30, 2012.

Our nonperforming loans were $27.1 million at June 30, 2012, compared to $36.6 million at December 31, 2011. The decrease of $9.5 million was primarily due to paydowns of $20.0 million on nonperforming loans, partially offset by the addition of a single nonperforming hardware loan that had an impaired balance of $10.0 million at June 30, 2012. The allowance for loan losses related to impaired loans was $5.7 million at June 30, 2012 compared to $3.7 million at December 31, 2011.

Average impaired loans for the three and six months ended June 30, 2012 were $35.3 million and $36.6 million, respectively, compared to $35.0 million and $35.4 million for the comparable 2011 periods. If the impaired loans had not been impaired, $0.5 million and $1.1 million in interest income would have been recorded for the three and six months ended June 30, 2012, respectively, compared to $0.8 million and $1.5 million for the comparable 2011 periods.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at June 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011	% Change
Derivative assets, gross (1)	$105,943	$97,693	8.4%
Foreign exchange spot contract assets, gross	67,330	86,610	(22.3)
Accrued interest receivable	62,359	58,108	7.3
FHLB and FRB stock	39,301	39,189	0.3
Accounts receivable	26,154	49,076	(46.7)
Current tax receivable	16,738	-	-
Prepaid FDIC assessments	3,711	8,776	(57.7)
Other assets	46,889	37,402	25.4

Total accrued interest receivable and other assets	$368,425	$376,854	(2.2)

(1)	See “Derivatives” section below.

Foreign Exchange Spot Contract Assets

Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $19.3 million was primarily due to decreased client trade activity at period-end, and is consistent with the decrease in foreign exchange spot contract liabilities (see “Other Liabilities” section below).

Accounts Receivable

The decrease in accounts receivable of $22.9 million from December 31, 2011 was primarily due to a decrease in unsettled client trades related to our off-balance sheet sweep money market funds.

Current Tax Receivable

The current tax receivable balance of $16.7 million at June 30, 2012 is a result of our 2012 estimated tax payments made to the IRS and to various state governments.

Prepaid FDIC Assessments

In 2009 the FDIC required insured financial institutions to prepay their estimated quarterly risk-based assessments for 2010 through 2012. The decrease of $5.1 million from December 31, 2011 was due to the amortization of this prepayment during the six months ended June 30, 2012.

Derivatives

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at June 30, 2012 and December 31, 2011:

(Dollars in thousands)	June 30, 2012	December 31, 2011	% Change
Assets:
Equity warrant assets	$74,405	$66,953	11.1%
Foreign exchange forward and option contracts	20,582	18,326	12.3
Interest rate swaps	9,331	11,441	(18.4)
Loan conversion options	1,569	923	70.0
Client interest rate derivatives	57	50	14.0

Total derivatives assets	$105,944	$97,693	8.4

Liabilities:
Foreign exchange forward and option contracts	$(15,361)	$(16,816)	(8.7)
Client interest rate derivative	(59)	(52)	13.5

Total derivatives liabilities	$(15,420)	$(16,868)	(8.6)

Equity Warrant Assets

In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At June 30, 2012, we held warrants in 1,215 companies, compared to 1,174 companies at December 31, 2011. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance, beginning of period	$71,404	$51,273	$66,953	$47,565
New equity warrant assets	4,546	3,601	7,154	7,296
Non-cash increases in fair value	3,260	7,003	7,823	9,556
Exercised equity warrant assets	(4,202)	(4,213)	(6,353)	(6,172)
Terminated equity warrant assets	(603)	(723)	(1,172)	(1,304)

Balance, end of period	$74,405	$56,941	$74,405	$56,941

Interest Rate Swaps

For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2012 and December 31, 2011 amounted to $5.2 million and $1.5 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.

Deposits

Deposits were $18.1 billion at June 30, 2012, an increase of $1.4 billion, or 8.1 percent, compared to $16.7 billion at December 31, 2011. The increase is primarily due to new client acquisition and increased fundraising activity from our existing venture capital/private equity clients. At June 30, 2012, 28.9 percent of our total deposits were interest-bearing deposits, compared to 29.0 percent at December 31, 2011.

At June 30, 2012, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $142.2 million, compared to $126.0 million at December 31, 2011. At June 30, 2012, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Long-Term Debt

At June 30, 2012, we had long-term debt of $458.2 million, compared to $603.6 million at December 31, 2011. At June 30, 2012, long-term debt included our 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. Our 5.70% Senior Notes matured on June 1, 2012 and we repaid all outstanding principal, including unpaid and accrued interest, in cash upon maturity. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities

A summary of other liabilities at June 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011	% Change
Foreign exchange spot contract liabilities, gross	$90,042	$152,727	(41.0)%
Accrued compensation	49,935	114,472	(56.4)
Reserve for unfunded credit commitments	23,476	21,811	7.6
Derivative liabilities, gross (1)	15,421	16,868	(8.6)
Deferred tax liabilities	10,096	7,975	26.6
Other	123,553	91,468	35.1

Total other liabilities	$312,523	$405,321	(22.9)

(1)	See “Derivatives” section above.

Foreign Exchange Spot Contract Liabilities

Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $62.7 million was primarily due to decreased client trade activity at period-end, and is consistent with the decrease in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).

Accrued Compensation

Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $64.4 million was primarily the result of 2011 incentive compensation payouts during the first quarter of 2012, partially offset by additional accruals for the six months ended June 30, 2012.

Noncontrolling Interests

Noncontrolling interests totaled $729.0 million and $681.0 million at June 30, 2012 and December 31, 2011, respectively. The increase of $48.0 million was primarily due to $33.8 million of contributed capital (net of distributions) from investors in our managed funds and net income attributable to noncontrolling interests of $14.6 million for the six months ended June 30, 2012, primarily from our managed funds of funds.

Fair Value Measurements

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Saturday, June 30, 2012		December 31, 2011
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$11,491,338	$828,326	$11,372,081	$799,962
As a percentage of total assets	54.0%	3.9%	56.9%	4.0%

Liabilities carried at fair value	$15,420	$-	$16,868	$-
As a percentage of total liabilities	0.1%	-%	0.1%	-%

	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	92.8%	7.2%	93.0%	7.0%

As of June 30, 2012, our available-for-sale securities, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures, U.S. treasury securities and municipal bonds and notes, totaled $10.6 billion, or 92.4 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $10.5 billion, or 92.6 percent, as of December 31, 2011. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.

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

During the three and six months ended June 30, 2012, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $16.9 million and $29.2 million (which is inclusive of noncontrolling interest), respectively, primarily due to valuation increases in underlying fund investments in our managed funds, as well as gains from liquidity events and distributions and gains from our equity warrant assets. During the three and six months ended June 30, 2011, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $43.3 million and $94.6 million, respectively, (which is inclusive of noncontrolling interest).

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

SVBFG Stockholders’ Equity

SVBFG stockholders’ equity totaled $1.7 billion at June 30, 2012, an increase of $146.0 million, or 9.3 percent compared to $1.6 billion at December 31, 2011. This increase was primarily the result of net income of $82.4 million for the six months ended June 30, 2012 and an increase in additional-paid-in-capital of $44.9 million primarily from stock option exercises, stock purchases under our ESPP plan and ESOP contributions during the six months ended June 30, 2012.

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

Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2012 and December 31, 2011. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	June 30, 2012	December 31, 2011	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio	13.85%	13.95%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.62	12.62	6.0	4.0
Tier 1 leverage ratio	8.07	7.92	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	8.06	7.86	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	13.35	13.25	N/A	N/A

Bank:
Total risk-based capital ratio	12.24%	12.33%	10.0%	8.0%
Tier 1 risk-based capital ratio	10.98	10.96	6.0	4.0
Tier 1 leverage ratio	7.01	6.87	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.39	7.18	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	11.86	11.75	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.
(2)

The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our total risk based capital (includes tier 1 and tier 2 capital components) ratios for both SVB Financial and the Bank decreased nominally compared to December 31, 2011 due to period end loan growth relative to lower risk-weighted investments and cash. Our tier 1 leverage ratios for both SVB Financial and the Bank increased compared to December 31, 2011 due to growth in retained earnings and additional-paid-in-capital, the impact of which was partially offset by continued growth in assets. All of our capital ratios are above the levels to be considered “well capitalized”.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
GAAP SVBFG stockholders’ equity	$1,715,360	$1,569,392	$1,479,817	$1,346,854
Less:
Intangible assets	-	601	-	-

Tangible common equity	$1,715,360	$1,568,791	$1,479,817	$1,346,854

GAAP Total assets	$21,289,772	$19,968,894	$20,027,219	$18,758,813
Less:
Intangible assets	-	601	-	-

Tangible assets	$21,289,772	$19,968,293	$20,027,219	$18,758,813

Risk-weighted assets	$12,850,191	$11,837,902	$12,482,417	$11,467,401

Tangible common equity to tangible assets	8.06%	7.86%	7.39%	7.18%
Tangible common equity to risk-weighted assets	13.35	13.25	11.86	11.75

For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios increased due to an increase in retained earnings, an increase in accumulated other comprehensive income from increases in the fair value of our available-for-sale securities portfolio, and an increase in additional-paid-in-capital from stock option exercises, stock purchases under our ESPP plan, and ESOP contributions during the six months ended June 30, 2012. This growth was partially offset by increases in both tangible and risk-weighted assets, which reflects our growth in period-end loan balances.

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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At June 30, 2012, our period-end total deposit balances increased by $1.4 billion to $18.1 billion, compared to $16.7 billion at December 31, 2011. The overall increase in deposit balances was primarily due to new client acquisition and increased fundraising activity by our venture capital/private equity clients.

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

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2012 and 2011, respectively. Please refer to our Interim Statements of Cash Flows for the six months ended June 30, 2012 and 2011 under Part I, Item 1 of this report for more details.

	Six months ended June 30,
(Dollars in thousands)	2012	2011
Average cash and cash equivalents	$1,325,539	$2,402,895

Percentage of total average assets	6.4%	13.3%

Net cash (used for) provided by operating activities	$(6,102)	$171,806
Net cash used for investing activities	(981,459)	(2,099,917)
Net cash provided by financing activities	1,284,338	1,416,898

Net increase (decrease) in cash and cash equivalents	$296,777	$(511,213)

Average cash and cash equivalents decreased by $1.1 billion to $1.3 billion for the six months ended June 30, 2012, compared to $2.4 billion for the comparable 2011 period. The decrease was primarily due to the investment of cash and cash equivalents into available-for-sale securities and to fund loan growth.

Cash used for operating activities of $6.1 million for the six months ended June 30, 2012 included $60.2 million in net payouts of accrued compensation and $43.4 million to reduce our net foreign exchange spot contract position, largely offset by $22.9 million in net cash received from accounts receivable and strong operating income from the business.

Cash used for investing activities of $981.5 million for the six months ended June 30, 2012 included $1.8 billion for purchases of available-for-sale securities, a $817.6 million net increase in loans, $164.5 million for purchases of non-marketable securities and $20.0 million for purchases of premises and equipment. These cash outflows were partially offset by $1.7 billion from sales, maturities and paydowns of available-for-sale securities, $83.0 million from sales or distributions of non-marketable securities of and $6.8 million in recoveries from loans previously charged-off.

Cash provided by financing activities of $1.3 billion for the six months ended June 30, 2012 included a $1.4 billion increase in deposits, $33.4 million from capital contributions (net of distributions) from noncontrolling interests and $24.3 million from the issuance of common stock and ESPP. These cash inflows were offset by principal payments of $141.4 million upon maturity of our 5.70% Senior Notes.

Cash and cash equivalents at June 30, 2012 were 1.4 billion, compared to $2.6 billion at June 30, 2011.

        ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark LIBOR/SWAP yield curve. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities which affects the rate of amortization of purchase premiums and discounts. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant and no separate quantitative information concerning them is presented herein.

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

We utilize a simulation model to perform sensitivity analysis on the economic value of equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and proposed strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded in our balance sheet which measures the potential variability in forecasted results relating to changes in market interest rates over time. We review our interest rate risk position on a quarterly basis at a minimum.

Model Simulation and Sensitivity Analysis

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of market interest rate changes on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. The market interest rate changes that affect us are principally short-term interest rates and include the following: (1) National Prime and SVB Prime rates (impacts the majority of our variable rate loans); (2) 1-month and 3-month LIBOR (impacts our variable rate available-for-sale securities, our 6.05% Subordinated Notes, and a portion of our variable rate loans); and (3) Fed Funds target rate (impacts cash and cash equivalents). Additionally, deposit pricing generally follows overall changes in short-term interest rates.

Effective January 1, 2012, we enhanced certain model assumptions related to the decay rates on our deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits. As a result we have recast prior period EVE and NII sensitivities to provide a more comparable basis for the current quarter’s analysis. The following table presents our EVE and NII sensitivity exposure at June 30, 2012 and December 31, 2011, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase/ (Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
			(Dollars in thousands)
June 30, 2012:
+200	$3,202,809	$534,995	20.1%	$803,559	$129,310	19.2%
+100	2,869,471	201,657	7.6	730,013	55,764	8.3
-	2,667,814	-	-	674,249	-	-
-100	2,850,860	183,046	6.9	641,228	(33,021)	(4.9)
-200	2,853,214	185,400	6.9	635,447	(38,802)	(5.8)

December 31, 2011:
+200	$3,003,465	$508,947	20.4%	$735,740	$106,717	17.0%
+100	2,729,000	234,482	9.4	671,880	42,857	6.8
-	2,494,518	-	-	629,023	-	-
-100	2,619,182	124,664	5.0	592,325	(36,698)	(5.8)
-200	2,626,452	131,934	5.3	583,214	(45,809)	(7.3)

Economic Value of Equity

The estimated EVE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis and a multi-path lattice based valuation. Both methodologies use publicly available market interest rates. The model simulations and calculations are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as we change our assumptions in response to relevant market or business circumstances. These calculations do not reflect the changes that we anticipate or may make to reduce our EVE exposure in response to a change in market interest rates as a part of our overall interest rate risk management strategy.

As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.

Our base case EVE at June 30, 2012 increased from December 31, 2011 by $173.3 million primarily due to the change in balance sheet mix, the growth in higher-yielding interest-earning assets and flatter and lower market yield curves. The asset growth was primarily due to an increase in loans and available-for-sale securities, which grew by $819.7 million and $84.9 million, respectively. EVE sensitivity decreased slightly in the simulated upward interest rate movement due to the effect of the lower rate environment on the non-interest bearing deposits. Due to the lower market yield curve, the value benefits associated with the non-interest bearing deposits was reduced in the simulated upward interest rate movement scenarios. In the simulated downward interest rate movements, EVE sensitivity increased due to the combined effects of a flatter and lower yield curve and deposit rates being at or near their absolute floors thus muting the negative effects of the downward interest rate shocks.

12-Month Net Interest Income Simulation

Our expected 12-month NII at June 30, 2012 increased from December 31, 2011 by $45.2 million primarily due to growth in our loan portfolio and higher-yielding available-for-sale securities. The growth in total assets was funded primarily by excess cash and cash equivalents from increases in deposit balances. NII sensitivity increased slightly in the simulated upward interest rate movements due largely to the increase in variable-rate loans. In the simulated downward interest rate movements, the NII sensitivity decreased due to the current low rate environment as certain of our deposit and loan rates are at or near their floors and a decrease in variable-rate available-for-sale securities.

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

SVB Financial Group

Date: August 8, 2012	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 8, 2012	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008

4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003

4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.5	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.8	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.9	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.10	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.11	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.12	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.13	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010

4.14	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010

4.15	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010

*10.8	Deferred Compensation Plan					X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X

32.1	Section 1350 Certifications					**

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith