Form 10-Q
period 2012-09-30
SVB FINANCIAL GROUP
filed 2012-11-09
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2012, 44,517,133 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$906,680	$1,114,948
Available-for-sale securities	11,047,730	10,536,046
Non-marketable securities	1,163,815	1,004,440
Investment securities	12,211,545	11,540,486
Loans, net of unearned income	8,192,369	6,970,082
Allowance for loan losses	(101,524)	(89,947)
Net loans	8,090,845	6,880,135
Premises and equipment, net of accumulated depreciation and amortization	68,270	56,471
Accrued interest receivable and other assets	299,594	376,854
Total assets	$21,576,934	$19,968,894
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$12,598,639	$11,861,888
Interest-bearing deposits	5,126,427	4,847,648
Total deposits	17,725,066	16,709,536
Short-term borrowings	508,170	—
Other liabilities	330,038	405,321
Long-term debt	458,314	603,648
Total liabilities	19,021,588	17,718,505
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 44,510,524 shares and 43,507,932 shares outstanding, respectively	45	44
Additional paid-in capital	538,454	484,216
Retained earnings	1,124,415	999,733
Accumulated other comprehensive income	122,010	85,399
Total SVBFG stockholders’ equity	1,784,924	1,569,392
Noncontrolling interests	770,422	680,997
Total equity	2,555,346	2,250,389
Total liabilities and total equity	$21,576,934	$19,968,894

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011
Interest income:
Loans	$121,446	$101,693	$344,842	$284,935
Available-for-sale securities:
Taxable	38,493	39,357	129,940	124,956
Non-taxable	894	899	2,693	2,723
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,125	1,375	3,075	4,972
Total interest income	161,958	143,324	480,550	417,586
Interest expense:
Deposits	1,740	1,715	4,835	7,379
Borrowings	5,788	6,154	18,414	24,000
Total interest expense	7,528	7,869	23,249	31,379
Net interest income	154,430	135,455	457,301	386,207
Provision for (reduction of) loan losses	6,788	769	29,316	(2,144)
Net interest income after provision for loan losses	147,642	134,686	427,985	388,351
Noninterest income:
Gains on investment securities, net	20,228	52,262	53,876	175,279
Foreign exchange fees	12,211	11,546	36,345	32,397
Deposit service charges	8,369	8,259	24,834	23,214
Credit card fees	6,348	4,506	18,185	12,687
Gains on derivative instruments, net	1,111	9,951	15,800	24,153
Letters of credit and standby letters of credit income	3,495	3,040	10,427	8,452
Client investment fees	3,954	2,939	10,226	9,707
Other	13,423	3,108	39,165	23,384
Total noninterest income	69,139	95,611	208,858	309,273
Noninterest expense:
Compensation and benefits	79,262	77,009	243,384	232,529
Professional services	17,759	16,122	48,880	43,000
Premises and equipment	11,247	7,220	28,230	19,572
Business development and travel	6,838	5,886	21,743	17,429
Net occupancy	5,666	4,967	16,667	14,163
Correspondent bank fees	3,000	2,336	8,528	6,701
FDIC assessments	2,836	2,302	8,065	7,940
(Reduction of) provision for unfunded credit commitments	(400)	2,055	1,264	2,131
Other	8,963	9,554	26,188	22,453
Total noninterest expense	135,171	127,451	402,949	365,918
Income before income tax expense	81,610	102,846	233,894	331,706
Income tax expense	28,470	26,770	83,743	92,803
Net income before noncontrolling interests	53,140	76,076	150,151	238,903
Net income attributable to noncontrolling interests	(10,851)	(38,505)	(25,469)	(102,575)
Net income available to common stockholders	$42,289	$37,571	$124,682	$136,328
Earnings per common share—basic	$0.95	$0.87	$2.82	$3.18
Earnings per common share—diluted	0.94	0.86	2.79	3.12
 See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income before noncontrolling interests	$53,140	$76,076	$150,151	$238,903
Other comprehensive income, net of tax:
Change in cumulative translation gains:
Foreign currency translation gains (losses)	2,940	(5,573)	755	(3,682)
Related tax (expense) benefit	(1,190)	2,280	(314)	1,506
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	27,596	93,701	64,631	168,378
Related tax expense	(11,473)	(38,329)	(26,290)	(68,858)
Reclassification adjustment for losses (gains) included in net income	101	(5)	(3,592)	(37,288)
Related tax (benefit) expense	(41)	2	1,421	15,254
Other comprehensive income, net of tax	17,933	52,076	36,611	75,310
Comprehensive income	71,073	128,152	186,762	314,213
Comprehensive income attributable to noncontrolling interests	(10,851)	(38,505)	(25,469)	(102,575)
Comprehensive income attributable to SVBFG	$60,222	$89,647	$161,293	$211,638

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2010	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278
Common stock issued under employee benefit plans, net of restricted stock cancellations	999,655	1	30,271	—	—	30,272	—	30,272
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	1,024	—	—	—	—	—	—	—
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	6,548	—	—	6,548	—	6,548
Net income	—	—	—	136,328	—	136,328	102,575	238,903
Capital calls and distributions, net	—	—	—	—	—	—	79,727	79,727
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	77,486	77,486	—	77,486
Foreign currency translation adjustments, net of tax	—	—	—	—	(2,176)	(2,176)	—	(2,176)
Share-based compensation expense	—	—	13,290	—	—	13,290	—	13,290
Balance at September 30, 2011	43,268,880	$43	$472,443	$964,159	$99,453	$1,536,098	$656,230	$2,192,328
Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389
Common stock issued under employee benefit plans, net of restricted stock cancellations	929,032	1	27,350	—	—	27,351	—	27,351
Common stock issued under ESOP	73,560	—	4,345	—	—	4,345	—	4,345
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	6,312	—	—	6,312	—	6,312
Net income	—	—	—	124,682	—	124,682	25,469	150,151
Capital calls and distributions, net	—	—	—	—	—	—	63,956	63,956
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	36,170	36,170	—	36,170
Foreign currency translation adjustments, net of tax	—	—	—	—	441	441	—	441
Share-based compensation expense	—	—	16,231	—	—	16,231	—	16,231
Balance at September 30, 2012	44,510,524	$45	$538,454	$1,124,415	$122,010	$1,784,924	$770,422	$2,555,346

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income before noncontrolling interests	$150,151	$238,903
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction of) loan losses	29,316	(2,144)
Provision for unfunded credit commitments	1,264	2,131
Changes in fair values of derivatives, net	(4,411)	(20,334)
Gains on investment securities, net	(53,876)	(175,279)
Depreciation and amortization	22,651	19,999
Amortization of premiums and discounts on available-for-sale securities, net	42,511	18,170
Tax benefit from stock exercises	1,245	854
Amortization of share-based compensation	16,594	13,501
Amortization of deferred loan fees	(42,308)	(43,806)
Deferred income tax expense	(997)	3,135
Gain on the sale of certain assets related to our equity services management business	(4,243)	—
Net gain from note repurchases and termination of corresponding interest rate swaps	—	(3,123)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(9,084)	(13,919)
Accounts receivable and payable, net	33,277	(3,441)
Income tax payable and receivable, net	6,223	8,174
Prepaid FDIC assessments and amortization	6,896	6,468
Accrued compensation	(40,600)	9,968
Foreign exchange spot contracts, net	(41,188)	10,587
Other, net	12,244	20,344
Net cash provided by operating activities	125,665	90,188
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,859,155)	(5,034,425)
Proceeds from sales of available-for-sale securities	326,178	1,414,794
Proceeds from maturities and pay downs of available-for-sale securities	2,047,753	2,048,439
Purchases of nonmarketable securities (cost and equity method accounting)	(114,134)	(43,260)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	31,903	21,524
Purchases of nonmarketable securities (fair value accounting)	(99,062)	(127,362)
Proceeds from sales and distributions of nonmarketable securities (fair value accounting)	94,188	66,541
Net increase in loans	(1,218,366)	(792,169)
Proceeds from recoveries of charged-off loans	8,018	21,626
Purchases of premises and equipment	(31,548)	(21,600)
Proceeds from the sale of certain assets related to our equity services management business	2,870	—
Net cash used for investing activities	(1,811,355)	(2,445,892)
Cash flows from financing activities:
Net increase in deposits	1,015,530	1,802,281
Increase (decrease) in short-term borrowings	508,170	(37,245)
Principal payments of other long term debt	(1,222)	—
Capital contributions from noncontrolling interests, net of distributions	63,956	79,727
Tax benefit from stock exercises	5,067	5,694
Proceeds from issuance of common stock and ESPP	27,350	30,271
Principal payments of 5.70% Senior Notes	(141,429)	—
Payments for repurchases of portions of 5.70% Senior Notes and 6.05% Subordinated Notes, including repurchase premiums and associated fees	—	(346,443)
Proceeds from termination of portions of interest rate swaps associated with 5.70% Senior Notes and 6.05% Subordinated Notes	—	36,959
Payments for settlement of 3.875% Convertible Notes	—	(250,000)
Net cash provided by financing activities	1,477,422	1,321,244
Net decrease in cash and cash equivalents	(208,268)	(1,034,460)
Cash and cash equivalents at beginning of period	1,114,948	3,076,432
Cash and cash equivalents at end of period	$906,680	$2,041,972
Supplemental disclosures:
Cash paid during the period for:
Interest	$28,000	$37,776
Income taxes	69,094	74,313
Noncash items during the period:
Unrealized gains on available-for-sale securities, net of tax	$36,170	$77,486
See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).
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
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans, our ESPP, and for certain prior periods, our 3.875% convertible senior notes (“3.875% Convertible Notes”). Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income available to common stockholders	$42,289	$37,571	$124,682	$136,328
Denominator:
Weighted average common shares outstanding-basic	44,449	43,233	44,147	42,882
Weighted average effect of dilutive securities:
Stock options and ESPP	346	452	402	610
Restricted stock units	120	106	143	122
3.875% Convertible Notes (1)	—	—	—	27
Denominator for diluted calculation	44,915	43,791	44,692	43,641
Earnings per common share:
Basic	$0.95	$0.87	$2.82	$3.18
Diluted	$0.94	$0.86	$2.79	$3.12

(1)	Our $250 million 3.875% Convertible Notes matured on April 15, 2011.
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2012	2011	2012	2011
Stock options	795	1,264	658	663
Restricted stock units	220	279	—	128
Total	1,015	1,543	658	791

3.	Share-Based Compensation
For the three and nine months ended September 30, 2012 and 2011, we recorded share-based compensation and related tax benefits as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Share-based compensation expense	$5,617	$4,552	$16,594	$13,501
Income tax benefit related to share-based compensation expense	(1,720)	(1,256)	(4,408)	(3,532)
Unrecognized Compensation Expense
As of September 30, 2012, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$17,308	2.80
Restricted stock units	26,662	2.81
Total unrecognized share-based compensation expense	$43,970
Share-Based Payment Award Activity
The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2011	2,439,360	$42.64
Granted	395,563	63.90
Exercised	(680,929)	35.28
Forfeited	(56,996)	47.90
Expired	(4,568)	42.50
Outstanding at September 30, 2012	2,092,430	48.91	4.14	$25,582,079
Vested and expected to vest at September 30, 2012	2,003,907	48.50	4.07	25,221,007
Exercisable at September 30, 2012	1,088,716	44.35	2.88	17,542,729
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $60.46 as of September 30, 2012. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $3.0 million and $16.7 million, respectively, compared to $3.2 million and $19.0 million for the comparable 2011 periods.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	499,119	$52.72
Granted	313,040	63.83
Vested	(144,953)	51.25
Forfeited	(26,700)	54.89
Nonvested at September 30, 2012	640,506	58.39

4.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Cash and due from banks (1)	$678,239	$852,010
Securities purchased under agreements to resell (2)	116,276	175,553
Other short-term investment securities	112,165	87,385
Total cash and cash equivalents	$906,680	$1,114,948

(1)
At September 30, 2012 and December 31, 2011, $139.1 million and $100.1 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $187.6 million and $371.5 million, respectively.

(2)
At September 30, 2012 and December 31, 2011, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities with aggregate fair values of $118.6 million and $179.1 million, respectively. None of these securities received as collateral were sold or repledged as of September 30, 2012 and December 31, 2011.

5.	Investment Securities
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

The major components of our investment securities portfolio at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012				December 31, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,101	$328	$—	$25,429	$25,233	$731	$—	$25,964
U.S. agency debentures	2,857,336	78,814	—	2,936,150	2,822,158	52,864	(90)	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,535,934	54,648	—	1,590,582	1,529,466	34,926	(106)	1,564,286
Agency-issued collateralized mortgage obligations—fixed rate	4,119,707	49,160	(742)	4,168,125	3,317,285	56,546	(71)	3,373,760
Agency-issued collateralized mortgage obligations—variable rate	1,928,853	10,951	(5)	1,939,799	2,416,158	1,554	(4,334)	2,413,378
Agency-issued commercial mortgage-backed securities	273,021	6,486	—	279,507	176,646	2,047	—	178,693
Municipal bonds and notes	91,643	8,578	—	100,221	92,241	8,257	—	100,498
Equity securities	3,941	4,265	(289)	7,917	5,554	180	(1,199)	4,535
Total available-for-sale securities	$10,835,536	$213,230	$(1,036)	$11,047,730	$10,384,741	$157,105	$(5,800)	$10,536,046
Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				658,409				611,824
Other venture capital investments (2)				118,622				124,121
Other investments				—				987
Non-marketable securities (equity method accounting):
Other investments (3)				141,761				68,252
Low income housing tax credit funds				66,806				34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (4)				158,275				145,007
Other investments				19,942				19,355
Total non-marketable securities				1,163,815				1,004,440
Total investment securities				$12,211,545				$11,540,486

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at September 30, 2012 and December 31, 2011 (fair value accounting):

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$35,963	12.6%	$39,567	12.6%
SVB Strategic Investors Fund II, LP	103,302	8.6	122,619	8.6
SVB Strategic Investors Fund III, LP	208,809	5.9	218,429	5.9
SVB Strategic Investors Fund IV, LP	161,082	5.0	122,076	5.0
Strategic Investors Fund V Funds	28,908	Various	8,838	0.3
SVB Capital Preferred Return Fund, LP	51,460	20.0	42,580	20.0
SVB Capital—NT Growth Partners, LP	61,253	33.0	43,958	33.0
SVB Capital Partners II, LP (i)	1,341	5.1	2,390	5.1
Other private equity fund (ii)	6,291	58.2	11,367	58.2
Total venture capital and private equity fund investments	$658,409		$611,824

(i)
At September 30, 2012, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At September 30, 2012, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at September 30, 2012 and December 31, 2011 (fair value accounting):

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$16,737	10.7%	$17,878	10.7%
SVB Capital Partners II, LP (i)	55,686	5.1	61,099	5.1
SVB India Capital Partners I, LP	42,713	14.4	42,832	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	3,486	6.8	2,312	6.8
Total other venture capital investments	$118,622		$124,121

(i)	At September 30, 2012, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	The following table shows the carrying value and our ownership percentage of each investment at September 30, 2012 and December 31, 2011 (equity method accounting):

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$9,187	9.3%	$16,072	9.3%
Gold Hill Capital 2008, LP (ii)	20,491	15.5	19,328	15.5
Partners for Growth II, LP	3,199	24.2	3,785	24.2
China Joint Venture investment (iii)	78,484	50.0	—	—
Other investments	30,400	N/A	29,067	N/A
Total other investments (equity method accounting)	$141,761		$68,252

(i)
At September 30, 2012, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 3, LLC (“GHLLC”) of 4.5 percent.

(ii)	At September 30, 2012, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(iii)	On May 3, 2012, we contributed $79.7 million to SPD Silicon Valley Bank Co., Ltd. ("SPD-SVB"), our joint venture bank in China.

(4)
Represents investments in 325 and 329 funds (primarily venture capital funds) at September 30, 2012 and December 31, 2011, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. For the three months ended September 30, 2012, we recognized OTTI losses of $0.4 million resulting from other-than-temporary declines in value for 17 of the 325 investments. For the nine months ended September 30, 2012, we recognized OTTI losses of $0.9 million resulting from other-than-temporary declines in value for 43 of the 325 investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. We concluded that any declines in value for the remaining investments were temporary and as such, no OTTI was required to be recognized. At September 30, 2012, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $158.3 million, and the estimated fair value was $190.0 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of September 30, 2012:

	September 30, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	$205,942	$(742)	$—	$—	$205,942	$(742)
Agency-issued collateralized mortgage obligations—variable rate	10,611	(5)	—	—	10,611	(5)
Equity securities	1,551	(95)	250	(194)	1,801	(289)
Total temporarily impaired securities (1)	$218,104	$(842)	$250	$(194)	$218,354	$(1,036)

(1)
As of September 30, 2012, we identified a total of 10 investments that were in unrealized loss positions, of which three investments totaling $0.3 million with unrealized losses of $0.2 million have been in an impaired position for a period of time greater than 12 months. As of September 30, 2012, we do not intend to sell any impaired debt or equity securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of September 30, 2012, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2011:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$50,994	$(90)	$—	$—	$50,994	$(90)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	54,588	(106)	—	—	54,588	(106)
Agency-issued collateralized mortgage obligations—fixed rate	50,125	(71)	—	—	50,125	(71)
Agency-issued collateralized mortgage obligations—variable rate	1,521,589	(4,334)	—	—	1,521,589	(4,334)
Equity securities	3,831	(1,199)	—	—	3,831	(1,199)
Total temporarily impaired securities	$1,681,127	$(5,800)	$—	$—	$1,681,127	$(5,800)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of September 30, 2012. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	September 30, 2012
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$25,429	2.39%	$25,429	2.39%	$—	—%	$—	—%	$—	—%
U.S. agency debentures	2,936,150	1.56	51,027	1.05	2,653,180	1.49	231,943	2.43	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,590,582	2.34	—	—	—	—	1,470,437	2.27	120,145	3.29
Agency-issued collateralized mortgage obligations - fixed rate	4,168,125	2.06	—	—	—	—	—	—	4,168,125	2.06
Agency-issued collateralized mortgage obligations - variable rate	1,939,799	0.70	—	—	—	—	—	—	1,939,799	0.70
Agency-issued commercial mortgage-backed securities	279,507	2.01	—	—	—	—	—	—	279,507	2.01
Municipal bonds and notes	100,221	4.99	933	5.20	17,333	5.60	49,532	6.02	32,423	6.24
Total	$11,039,813	1.75	$77,389	1.54	$2,670,513	1.52	$1,751,912	2.39	$6,539,999	1.70

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$20	$5	$5,363	$37,382
Marketable securities (fair value accounting)	255	470	3,874	912
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	28,639	34,640	88,037	117,344
Other venture capital investments	2,515	22,058	5,848	29,077
Other investments	—	—	21	20
Non-marketable securities (equity method accounting):
Other investments	5,571	2,192	12,382	8,708
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	694	735	1,639	1,791
Other investments	1,406	8	1,712	2,437
Total gross gains on investment securities	39,100	60,108	118,876	197,671
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(121)	—	(1,771)	(94)
Marketable securities (fair value accounting)	(553)	(1,691)	(1,307)	(5,806)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(16,557)	(2,373)	(49,090)	(9,274)
Other venture capital investments	(125)	(3,351)	(10,007)	(5,015)
Other investments	—	(16)	—	(16)
Non-marketable securities (equity method accounting):
Other investments	(1,091)	(50)	(1,794)	(1,359)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(423)	(365)	(963)	(797)
Other investments	(2)	—	(68)	(31)
Total gross losses on investment securities	(18,872)	(7,846)	(65,000)	(22,392)
Gains on investment securities, net	$20,228	$52,262	$53,876	$175,279
Gains attributable to noncontrolling interests, including carried interest	$12,776	$42,961	$34,616	$112,783

(1)
Includes realized gains on sales of available-for-sale securities that are recognized in the income statement. Unrealized gains on available-for-sale securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

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
The composition of loans, net of unearned income of $73.8 million and $60.2 million at September 30, 2012 and December 31, 2011, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commercial loans:
Software	$2,952,866	$2,492,849
Hardware	1,192,716	952,303
Venture capital/private equity	1,393,943	1,117,419
Life science	1,027,693	863,737
Premium wine	133,810	130,245
Other	309,970	342,147
Total commercial loans	7,010,998	5,898,700
Real estate secured loans:
Premium wine (1)	379,837	345,988
Consumer loans (2)	609,370	534,001
Total real estate secured loans	989,207	879,989
Construction loans	48,558	30,256
Consumer loans	143,606	161,137
Total loans, net of unearned income (3)	$8,192,369	$6,970,082

(1)	Included in our premium wine portfolio are gross construction loans of $148.4 million and $110.8 million at September 30, 2012 and December 31, 2011, respectively.

(2)	Consumer loans secured by real estate at September 30, 2012 and December 31, 2011 were comprised of the following:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Loans for personal residence	$432,004	$350,359
Loans to eligible employees	107,969	99,704
Home equity lines of credit	69,397	83,938
Consumer loans secured by real estate	$609,370	$534,001

(3)	Included within our total loan portfolio are credit card loans of $66.2 million and $49.7 million at September 30, 2012 and December 31, 2011, respectively.

Credit Quality
The composition of loans, net of unearned income of $73.8 million and $60.2 million at September 30, 2012 and December 31, 2011, respectively, broken out by portfolio segment and class of financing receivable is as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commercial loans:
Software	$2,952,866	$2,492,849
Hardware	1,192,716	952,303
Venture capital/private equity	1,393,943	1,117,419
Life science	1,027,693	863,737
Premium wine	513,647	476,233
Other	358,528	372,403
Total commercial loans	7,439,393	6,274,944
Consumer loans:
Real estate secured loans	609,370	534,001
Other consumer loans	143,606	161,137
Total consumer loans	752,976	695,138
Total loans, net of unearned income	$8,192,369	$6,970,082

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
September 30, 2012:
Commercial loans:
Software	$5,323	$273	$—	$5,596	$2,975,008	$—
Hardware	8,901	181	5,000	14,082	1,163,848	5,000
Venture capital/private equity	1,651	—	—	1,651	1,406,695	—
Life science	8,646	1,875	—	10,521	1,027,806	—
Premium wine	49	—	—	49	512,621	—
Other	74	—	—	74	358,862	—
Total commercial loans	24,644	2,329	5,000	31,973	7,444,840	5,000
Consumer loans:
Real estate secured loans	—	—	—	—	607,117	—
Other consumer loans	—	—	—	—	142,841	—
Total consumer loans	—	—	—	—	749,958	—
Total gross loans excluding impaired loans	24,644	2,329	5,000	31,973	8,194,798	5,000
Impaired loans	331	501	2,953	3,785	35,612	—
Total gross loans	$24,975	$2,830	$7,953	$35,758	$8,230,410	$5,000
December 31, 2011:
Commercial loans:
Software	$415	$1,006	$—	$1,421	$2,515,327	$—
Hardware	1,951	45	—	1,996	954,690	—
Venture capital/private equity	45	—	—	45	1,128,475	—
Life science	398	78	—	476	871,626	—
Premium wine	1	174	—	175	475,406	—
Other	15	—	—	15	370,539	—
Total commercial loans	2,825	1,303	—	4,128	6,316,063	—
Consumer loans:
Real estate secured loans	—	—	—	—	515,534	—
Other consumer loans	590	—	—	590	157,389	—
Total consumer loans	590	—	—	590	672,923	—
Total gross loans excluding impaired loans	3,415	1,303	—	4,718	6,988,986	—
Impaired loans	1,350	1,794	6,613	9,757	26,860	—
Total gross loans	$4,765	$3,097	$6,613	$14,475	$7,015,846	$—

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
September 30, 2012:
Commercial loans:
Software	$2,634	$182	$2,816	$3,324
Hardware	27,129	—	27,129	42,415
Life Science	—	—	—	—
Premium wine	—	3,079	3,079	3,317
Other	—	2,745	2,745	6,894
Total commercial loans	29,763	6,006	35,769	55,950
Consumer loans:
Real estate secured loans	120	2,288	2,408	7,407
Other consumer loans	1,220	—	1,220	1,371
Total consumer loans	1,340	2,288	3,628	8,778
Total	$31,103	$8,294	$39,397	$64,728
December 31, 2011:
Commercial loans:
Software	$1,142	$—	$1,142	$1,540
Hardware	4,754	429	5,183	8,843
Life science	—	311	311	523
Premium wine	—	3,212	3,212	3,341
Other	4,303	1,050	5,353	9,104
Total commercial loans	10,199	5,002	15,201	23,351
Consumer loans:
Real estate secured loans	—	18,283	18,283	22,410
Other consumer loans	3,133	—	3,133	3,197
Total consumer loans	3,133	18,283	21,416	25,607
Total	$13,332	$23,285	$36,617	$48,958

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Average impaired loans:
Commercial loans:
Software	$2,689	$2,562	$2,040	$2,652
Hardware	18,490	7,071	17,407	6,086
Life science	—	827	78	1,498
Premium wine	3,093	1,954	3,334	2,345
Other	2,619	7,604	3,590	4,453
Total commercial loans	26,891	20,018	26,449	17,034
Consumer loans:
Real estate secured loans	2,411	18,746	5,967	19,476
Other consumer loans	1,266	1,107	2,152	369
Total consumer loans	3,677	19,853	8,119	19,845
Total average impaired loans	$30,568	$39,871	$34,568	$36,879
The following tables summarize the activity relating to our allowance for loan losses for the three and nine months ended September 30, 2012 and 2011, broken out by portfolio segment:

Three months ended September 30, 2012 (dollars in thousands)	Beginning Balance June 30, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2012
Commercial loans:
Software	$37,981	$—	$374	$(1,110)	$37,245
Hardware	22,632	(1,849)	106	6,796	27,685
Venture capital/private equity	9,652	—	—	991	10,643
Life science	11,660	(2,781)	3	3,281	12,163
Premium wine	3,396	—	228	(463)	3,161
Other	4,942	(7)	30	(1,708)	3,257
Total commercial loans	90,263	(4,637)	741	7,787	94,154
Consumer loans	7,903	—	466	(999)	7,370
Total allowance for loan losses	$98,166	$(4,637)	$1,207	$6,788	$101,524

Nine months ended September 30, 2012 (dollars in thousands)	Beginning Balance December 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2012
Commercial loans:
Software	$38,263	$(2,977)	$4,462	$(2,503)	$37,245
Hardware	16,810	(16,110)	540	26,445	27,685
Venture capital/private equity	7,319	—	—	3,324	10,643
Life science	10,243	(3,016)	316	4,620	12,163
Premium wine	3,914	(584)	493	(662)	3,161
Other	5,817	(2,463)	1,181	(1,278)	3,257
Total commercial loans	82,366	(25,150)	6,992	29,946	94,154
Consumer loans	7,581	(607)	1,026	(630)	7,370
Total allowance for loan losses	$89,947	$(25,757)	$8,018	$29,316	$101,524

Three months ended September 30, 2011 (dollars in thousands)	Beginning Balance June 30, 2011	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2011
Commercial loans:
Software	$31,873	$(3,125)	$2,718	$4,899	$36,365
Hardware	16,042	(4,813)	44	2,304	13,577
Venture capital/private equity	8,307	—	—	(497)	7,810
Life science	7,225	(310)	3,359	(2,110)	8,164
Premium wine	4,009	—	360	(354)	4,015
Other	5,869	—	64	(359)	5,574
Total commercial loans	73,325	(8,248)	6,545	3,883	75,505
Consumer loans	8,830	—	4,025	(3,114)	9,741
Total allowance for loan losses	$82,155	$(8,248)	$10,570	$769	$85,246

Nine months ended September 30, 2011 (dollars in thousands)	Beginning Balance December 31, 2010	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2011
Commercial loans:
Software	$29,288	$(4,747)	$10,638	$1,186	$36,365
Hardware	14,688	(4,828)	356	3,361	13,577
Venture capital/private equity	8,241	—	—	(431)	7,810
Life science	9,077	(3,972)	4,487	(1,428)	8,164
Premium wine	5,492	(449)	1,090	(2,118)	4,015
Other	5,318	(2,867)	471	2,652	5,574
Total commercial loans	72,104	(16,863)	17,042	3,222	75,505
Consumer loans	10,523	—	4,584	(5,366)	9,741
Total allowance for loan losses	$82,627	$(16,863)	$21,626	$(2,144)	$85,246
The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of September 30, 2012 and December 31, 2011, broken out by portfolio segment:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$653	$36,592	$526	$37,737
Hardware	5,061	22,624	1,261	15,549
Venture capital/private equity	—	10,643	—	7,319
Life science	—	12,163	—	10,243
Premium wine	—	3,161	—	3,914
Other	—	3,257	1,180	4,637
Total commercial loans	5,714	88,440	2,967	79,399
Consumer loans	289	7,081	740	6,841
Total allowance for loan losses	$6,003	$95,521	$3,707	$86,240
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “impaired” (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2011 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
September 30, 2012:
Commercial loans:
Software	$2,751,238	$229,366	$2,816	$2,983,420
Hardware	1,069,973	107,957	27,129	1,205,059
Venture capital/private equity	1,406,746	1,600	—	1,408,346
Life science	939,092	99,235	—	1,038,327
Premium wine	501,507	11,163	3,079	515,749
Other	335,201	23,735	2,745	361,681
Total commercial loans	7,003,757	473,056	35,769	7,512,582
Consumer loans:
Real estate secured loans	588,678	18,439	2,408	609,525
Other consumer loans	131,548	11,293	1,220	144,061
Total consumer loans	720,226	29,732	3,628	753,586
Total gross loans	$7,723,983	$502,788	$39,397	$8,266,168
December 31, 2011:
Commercial loans:
Software	$2,290,497	$226,251	$1,142	$2,517,890
Hardware	839,230	117,456	5,183	961,869
Venture capital/private equity	1,120,373	8,147	—	1,128,520
Life science	748,129	123,973	311	872,413
Premium wine	434,309	41,272	3,212	478,793
Other	353,434	17,120	5,353	375,907
Total commercial loans	5,785,972	534,219	15,201	6,335,392
Consumer loans:
Real estate secured loans	497,060	18,474	18,283	533,817
Other consumer loans	151,101	6,878	3,133	161,112
Total consumer loans	648,161	25,352	21,416	694,929
Total gross loans	$6,434,133	$559,571	$36,617	$7,030,321
TDRs
As of September 30, 2012 we had TDRs of $23.5 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $0.1 million to the clients associated with these TDRs as of September 30, 2012. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Loans modified in TDRs:
Commercial loans:
Software	$2,459	$1,142
Hardware	12,193	5,183
Premium wine	1,971	1,949
Other	3,281	4,934
Total commercial loans	19,904	13,208
Consumer loans:
Real estate secured loans	2,363	17,934
Other consumer loans	1,220	3,133
Total consumer loans	3,583	21,067
Total	$23,487	$34,275
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Loans modified in TDRs during the period:
Commercial loans:
Software	$1,969	$381	$1,969	$941
Hardware	—	801	11,677	2,674
Premium wine	—	—	156	1,993
Other	—	2,247	2,237	2,247
Total commercial loans	1,969	3,429	16,039	7,855
Consumer loans:
Real estate secured loans	—	—	392	—
Other consumer loans	—	—	—	3,322
Total consumer loans	—	—	392	3,322
Total loans modified in TDR’s during the period (1)	$1,969	$3,429	$16,431	$11,177

(1)
During the three and nine months ended September 30, 2012, we had partial charge-offs of $1.1 million and $11.0 million, respectively, on loans classified as TDRs. There were $0.6 million partial charge-offs on loans classified as TDRs during the three and nine months ended September 30, 2011.

During the three months ended September 30, 2012 all new TDRs were modified through payment deferrals granted to our clients and no principal or interest was forgiven. During the nine months ended September 30, 2012 new TDRs totaling $9.6 million and $6.8 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively. During the three and nine months ended September 30, 2011 all new TDRs were modified through payment deferrals granted to our clients and no principal or interest was forgiven.
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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2012 and 2011, broken out by portfolio segment and class of financing receivable:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software	$—	$64	$—	$64
Hardware	515	1,206	515	3,079
Premium wine	—	1,993	—	1,993
Total commercial loans	515	3,263	515	5,136
Consumer loans:
Real estate secured loans	120	—	120	—
Other consumer loans	—	3,322	—	3,322
Total consumer loans	120	3,322	120	3,322
Total TDRs modified within the previous 12 months that defaulted in the period	$635	$6,585	$635	$8,458
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of September 30, 2012.

7.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at September 30, 2012 and December 31, 2011:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at September 30, 2012	September 30, 2012	December 31, 2011
Short-term borrowings:
Short-term FHLB advances	October 1, 2012	$215,000	$215,000	$—
Federal funds purchased	October 1, 2012	287,000	287,000	—
Other short-term borrowings	(1)	6,170	6,170	—
Total short-term borrowings			$508,170	$—
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$347,944	$347,793
5.70% Senior Notes (2)	June 1, 2012	—	—	143,969
6.05% Subordinated Notes (3)	June 1, 2017	45,964	55,130	55,075
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,240	55,372
Other long-term debt	(4)	—	—	1,439
Total long-term debt			$458,314	$603,648

(1)	Represents cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)	At December 31, 2011, included in the carrying value of our 5.70% Senior Notes was $2.6 million related to the fair value of the interest rate swap associated with the notes.

(3)
At September 30, 2012 and December 31, 2011, included in the carrying value of our 6.05% Subordinated Notes were $9.5 million and $8.8 million, respectively, related to the fair value of the interest rate swap associated with the notes.

(4)	Represents long-term notes payable related to one of our debt fund investments. The last payment related to the notes was made in April 2012.
Interest expense related to short-term borrowings and long-term debt was $5.8 million and $18.4 million for the three and nine months ended September 30, 2012, respectively, and $6.2 million and $24.0 million for the three and nine months ended

September 30, 2011, respectively. Interest expense is net of the cash flow impact from our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of September 30, 2012 was 0.17 percent.
5.70% Senior Notes
Our remaining $141.4 million 5.70% Senior Notes matured on June 1, 2012 and we repaid all outstanding principal, including unpaid and accrued interest, in cash upon maturity. In connection with the maturity, we also terminated the interest rate swap associated with these notes (see Note 8—“Derivative Financial Instruments”).
3.875% Convertible Notes
Our $250 million 3.875% Convertible Notes matured on April 15, 2011. The effective interest rate for our 3.875% Convertible Notes for the nine months ended September 30, 2011 was 5.92 percent and interest expense was $4.2 million.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of September 30, 2012, we borrowed $287.0 million against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at September 30, 2012 totaled $1.5 billion, of which $1.3 billion was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at September 30, 2012 totaled $604.5 million, all of which was unused and available to support additional borrowings.

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
In connection with the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011, we terminated corresponding amounts of the associated interest rate swaps. As a result of these terminations, the remaining portions of the interest rate swaps no longer qualify for the shortcut method to assess hedge effectiveness under ASC 815, Derivatives and Hedging, and are accounted for under the long-haul method. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Our 5.70% Senior Notes matured and were repaid on June 1, 2012, at which time the remaining portion of the associated interest rate swap expired.
Currency Exchange Risk
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk related to certain of our client loans that are denominated in foreign currencies, primarily in Pound Sterling and Euro. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on the loans are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the loans are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Additionally, through our global banking operations we maintain customer deposits denominated in the Euro and Pound Sterling which are used to fund certain loans in these currencies to limit our exposure to currency fluctuations.
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
Counterparty Credit Risk
We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We mitigate counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate. Consistent with the clarification guidance included in ASU 2011-4, we made an accounting policy decision effective January 1, 2012 to use the exception in the guidance with respect to measuring counterparty credit risk for derivative instruments, which allows us to continue to measure the fair value of a group of financial assets and financial liabilities on a net risk basis by counterparty portfolio.

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at September 30, 2012 and December 31, 2011 were as follows:

		September 30, 2012				December 31, 2011
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$9,508	$6,170	$3,338	$187,393	$11,441	$—	$11,441
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	23,441	548	—	548	68,518	514	—	514
Foreign exchange forwards	Other liabilities	38,593	(1,373)	—	(1,373)	6,822	(199)	—	(199)
Net exposure			(825)	—	(825)		315	—	315
Other derivative instruments:
Equity warrant assets	Other assets	162,471	70,478	—	70,478	144,586	66,953	—	66,953
Other derivatives:
Foreign exchange forwards	Other assets	419,005	11,581	—	11,581	387,714	17,541	—	17,541
Foreign exchange forwards	Other liabilities	393,426	(10,116)	—	(10,116)	366,835	(16,346)	—	(16,346)
Foreign currency options	Other assets	127,379	987	—	987	75,600	271	—	271
Foreign currency options	Other liabilities	127,379	(987)	—	(987)	75,600	(271)	—	(271)
Loan conversion options	Other assets	9,778	1,240	—	1,240	14,063	923	—	923
Client interest rate derivatives	Other assets	62,120	236	—	236	39,713	50	—	50
Client interest rate derivatives	Other liabilities	62,120	(247)	—	(247)	39,713	(52)	—	(52)
Net exposure			2,694	—	2,694		2,116	—	2,116
Net			$81,855	$6,170	$75,685		$80,825	$—	$80,825

(1)	Cash collateral received from our counterparty for our interest rate swap agreement is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2012 remain at investment grade or higher and there were no material changes in their credit ratings for the three and nine months ended September 30, 2012.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Statement of income location	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$612	$2,337	$4,537	$12,205
Changes in fair value of interest rate swaps	Net gains on derivative instruments	74	(400)	571	(467)
Net gains associated with interest rate risk derivatives		$686	$1,937	$5,108	$11,738
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of foreign currency instruments	Other noninterest income	$1,578	$(3,931)	$96	$(733)
Gains on internal foreign exchange forward contracts, net	Net gains on derivative instruments	220	3,591	1,162	540
Net gains (losses) associated with currency risk		$1,798	$(340)	$1,258	$(193)
Other derivative instruments:
Gains on equity warrant assets	Net gains on derivative instruments	$547	$5,518	$12,358	$23,375
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$607	$658	$3,002	$1,448
Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(337)	$584	$(1,293)	$(743)

(1)	Primarily represents the change in fair value of loan conversion options.
9. Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Unused commitment fees	$2,579	$1,900	$9,312	$5,194
Fund management fees	2,496	2,671	8,448	8,022
Service-based fee income	1,651	2,339	6,197	7,151
Net gains on the sale of certain assets related to our equity management services business	—	—	4,243	—
Loan syndication fees	1,353	50	2,853	920
Gains (losses) on revaluation of foreign currency instruments (1)	1,578	(3,931)	96	(733)
Currency revaluation gains (losses) (2)	845	(1,551)	(88)	(2,672)
Other	2,921	1,630	8,104	5,502
Total other noninterest income	$13,423	$3,108	$39,165	$23,384

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)
Represents the revaluation of foreign currency denominated financial statements of certain funds. Included in these amounts are gains of $0.8 million and losses of $3 thousand for the three and nine months ended September 30, 2012, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests. This compares to losses of $1.7 million and $1.6 million for the comparable 2011 periods.

A summary of other noninterest expense for the three and nine months ended September 30, 2012: and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Telephone	$1,619	$1,610	$4,950	$4,376
Client services	1,804	1,289	4,796	3,128
Data processing services	1,575	1,097	4,290	3,589
Tax credit fund amortization	941	1,212	2,961	3,366
Postage and supplies	591	641	1,844	1,725
Dues and publications	472	465	1,503	1,166
Net gain from note repurchases and termination of corresponding interest rate swaps	—	—	—	(3,123)
Other	1,961	3,240	5,844	8,226
Total other noninterest expense	$8,963	$9,554	$26,188	$22,453

10.	Segment Reporting
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
The following is a description of the services that our three reportable segments provide:

•
Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Our Global Commercial Bank segment is comprised of results from our Commercial Bank, and also includes SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. (For further description of these operating segments, refer to Note 20—“Segment Reporting” under Part II, Item 8 of our 2011 Form 10-K.) As a result of the change in FTP methodology discussed above, our Global Commercial Bank segment’s total net interest income for the three and nine months ended September 30, 2011 was increased by $18.6 million and $52.9 million, respectively (offset is included within “Other Items”), due to the reclassification of all prior periods to reflect the current period’s methodology and presentation.

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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results. The Other Items column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Noninterest income in the Other Items column is primarily attributable to noncontrolling interests and gains on equity warrant assets. Noninterest expense in the Other Items column primarily consists of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Additionally, average assets in the Other Items column primarily consists of cash and cash equivalents.
Our segment information for the three and nine months ended September 30, 2012 and 2011 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended September 30, 2012
Net interest income (loss)	$151,858	$5,666	$6	$(3,100)	$154,430
(Provision for) reduction of loan losses	(7,787)	999	—	—	(6,788)
Noninterest income	46,965	149	4,330	17,695	69,139
Noninterest expense (2)	(97,846)	(3,749)	(3,562)	(30,014)	(135,171)
Income (loss) before income tax expense (3)	$93,190	$3,065	$774	$(15,419)	$81,610
Total average loans, net of unearned income	$7,159,609	$755,001	$—	$(7,004)	$7,907,606
Total average assets (4)	19,861,275	758,988	238,595	868,339	21,727,197
Total average deposits	17,881,175	341,537	—	37,632	18,260,344
Three months ended September 30, 2011
Net interest income (loss)	$133,946	$5,513	$2	$(4,006)	$135,455
(Provision for) reduction of loan losses	(3,883)	3,114	—	—	(769)
Noninterest income	39,189	128	9,873	46,421	95,611
Noninterest expense (2)	(92,350)	(2,846)	(3,860)	(28,395)	(127,451)
Income before income tax expense (3)	$76,902	$5,909	$6,015	$14,020	$102,846
Total average loans, net of unearned income	$5,263,448	$684,613	$—	$58,553	$6,006,614
Total average assets (4)	17,347,197	685,308	238,949	525,056	18,796,510
Total average deposits	15,573,886	200,547	—	29,603	15,804,036
Nine months ended September 30, 2012
Net interest income (loss)	$441,542	$16,147	$22	$(410)	$457,301
(Provision for) reduction of loan losses	(29,946)	630	—	—	(29,316)
Noninterest income	139,387	457	12,474	56,540	208,858
Noninterest expense (2)	(292,580)	(10,338)	(8,970)	(91,061)	(402,949)
Income (loss) before income tax expense (3)	$258,403	$6,896	$3,526	$(34,931)	$233,894
Total average loans, net of unearned income	$6,559,036	$745,069	$—	$14,432	$7,318,537
Total average assets (4)	19,149,952	749,500	243,124	810,465	20,953,041
Total average deposits	17,240,715	278,736	—	27,743	17,547,194
Nine months ended September 30, 2011
Net interest income (loss)	$380,461	$14,567	$6	$(8,827)	$386,207
(Provision for) reduction of loan losses	(3,222)	5,366	—	—	2,144
Noninterest income	110,604	351	23,879	174,439	309,273
Noninterest expense (2)	(262,932)	(7,326)	(10,113)	(85,547)	(365,918)
Income before income tax expense (3)	$224,911	$12,958	$13,772	$80,065	$331,706
Total average loans, net of unearned income	$4,933,707	$637,443	$—	$48,559	$5,619,709
Total average assets (4)	16,788,462	637,854	225,041	685,491	18,336,848
Total average deposits	15,063,215	169,368	—	18,355	15,250,938

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.

(2)
The Global Commercial Bank segment includes direct depreciation and amortization of $4.5 million and $3.1 million for the three months ended September 30, 2012 and 2011, respectively, and $11.6 million and $8.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Loan commitments available for funding: (1)
Fixed interest rate commitments	$855,885	$658,377
Variable interest rate commitments	6,965,078	6,548,002
Total loan commitments available for funding	7,820,963	7,206,379
Commercial and standby letters of credit (2)	889,265	861,191
Total unfunded credit commitments	$8,710,228	$8,067,570
Commitments unavailable for funding (3)	$994,888	$841,439
Maximum lending limits for accounts receivable factoring arrangements (4)	888,463	747,392
Reserve for unfunded credit commitments (5)	23,075	21,811

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at September 30, 2012. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$696,922	$60,234	$757,156	$757,156
Performance standby letters of credit	63,336	11,677	75,013	75,013
Commercial letters of credit	57,096	—	57,096	57,096
Total	$817,354	$71,911	$889,265	$889,265
At September 30, 2012 and December 31, 2011, deferred fees related to financial and performance standby letters of credit were $5.0 million and $6.1 million, respectively. At September 30, 2012, collateral in the form of cash of $347.7 million and available-for-sale securities of $13.2 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at September 30, 2012:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB India Capital Partners I, LP	7,750	1,015	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	923	159	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,200	8.6
SVB Strategic Investors Fund III, LP	15,000	2,700	5.9
SVB Strategic Investors Fund IV, LP	12,239	4,284	5.0
Strategic Investors Fund V Funds	1,000	833	Various
SVB Capital Preferred Return Fund, LP	12,687	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other fund investments (4)	331,902	64,435	Various
Total	$513,009	$91,786

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

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at September 30, 2012:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,307
SVB Strategic Investors Fund II, LP	10,345
SVB Strategic Investors Fund III, LP	43,865
SVB Strategic Investors Fund IV, LP	102,650
Strategic Investors Fund V Funds	230,629
SVB Capital Preferred Return Fund, LP	17,688
SVB Capital—NT Growth Partners, LP	18,867
Other private equity fund	4,447
Total	$430,798

12.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. Our U.S. federal tax returns for the years 1999 through 2006 were not reviewed and are no longer open to examination by the IRS. Our U.S. federal tax returns for 2007 and subsequent years remain open to examination. Our California tax returns for 2006 and subsequent years remain open to examination. Our Massachusetts tax returns for 2008 and subsequent years remain open to examination.
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
At September 30, 2012, our unrecognized tax benefit was $0.7 million, the recognition of which would reduce our income tax expense by $0.6 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$25,429	$—	$25,429
U.S. agency debentures	—	2,936,150	—	2,936,150
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,590,582	—	1,590,582
Agency-issued collateralized mortgage obligations - fixed rate	—	4,168,125	—	4,168,125
Agency-issued collateralized mortgage obligations - variable rate	—	1,939,799	—	1,939,799
Agency-issued commercial mortgage-backed securities	—	279,507	—	279,507
Municipal bonds and notes	—	100,221	—	100,221
Equity securities	7,917	—	—	7,917
Total available-for-sale securities	7,917	11,039,813	—	11,047,730
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	—	—	658,409	658,409
Other venture capital investments	—	—	118,622	118,622
Total non-marketable securities (fair value accounting)	—	—	777,031	777,031
Other assets:
Marketable securities	3,807	1,609	—	5,416
Interest rate swaps	—	9,508	—	9,508
Foreign exchange forward and option contracts	—	13,116	—	13,116
Equity warrant assets	—	5,787	64,691	70,478
Loan conversion options	—	1,240	—	1,240
Client interest rate derivatives	—	236	—	236
Total assets (1)	$11,724	$11,071,309	$841,722	$11,924,755
Liabilities
Foreign exchange forward and option contracts	$—	$12,476	$—	$12,476
Client interest rate derivatives	—	247	—	247
Total liabilities	$—	$12,723	$—	$12,723

(1)
Included in Level 1, Level 2, and Level 3 assets are $3.4 million, $1.5 million, and $689.6 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$25,964	$—	$25,964
U.S. agency debentures	—	2,874,932	—	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,564,286	—	1,564,286
Agency-issued collateralized mortgage obligations - fixed rate	—	3,373,760	—	3,373,760
Agency-issued collateralized mortgage obligations - variable rate	—	2,413,378	—	2,413,378
Agency-issued commercial mortgage-backed securities	—	178,693	—	178,693
Municipal bonds and notes	—	100,498	—	100,498
Equity securities	4,535	—	—	4,535
Total available-for-sale securities	4,535	10,531,511	—	10,536,046
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	—	—	611,824	611,824
Other venture capital investments	—	—	124,121	124,121
Other investments	—	—	987	987
Total non-marketable securities (fair value accounting)	—	—	736,932	736,932
Other assets:
Marketable securities	1,410	—	—	1,410
Interest rate swaps	—	11,441	—	11,441
Foreign exchange forward and option contracts	—	18,326	—	18,326
Equity warrant assets	—	3,923	63,030	66,953
Loan conversion options	—	923	—	923
Client interest rate derivatives	—	50	—	50
Total assets (1)	$5,945	$10,566,174	$799,962	$11,372,081
Liabilities
Foreign exchange forward and option contracts	$—	$16,816	$—	$16,816
Client interest rate derivatives	—	52	—	52
Total liabilities	$—	$16,868	$—	$16,868

(1)
Included in Level 1 and Level 3 assets are $1.2 million and $647.5 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 and 2011, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$639,596	$12,104	$35,092	$—	$—	$(28,383)	$—	$—	$658,409
Other venture capital investments	120,111	3,259	953	(5,202)	—	479	—	(978)	118,622
Total non-marketable securities (fair value accounting) (1)	759,707	15,363	36,045	(5,202)	—	(27,904)	—	(978)	777,031
Other assets:
Equity warrant assets (2)	68,619	(800)	—	(5,954)	2,994	—	—	(168)	64,691
Total assets	$828,326	$14,563	$36,045	$(11,156)	$2,994	$(27,904)	$—	$(1,146)	$841,722
Three months ended September 30, 2011
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$515,118	$32,041	$42,590	$—	$—	$(11,623)	$—	$—	$578,126
Other venture capital investments	114,070	17,237	2,193	(9,335)	—	(4,005)	—	—	120,160
Other investments	995	(16)	—	—	—	(6)	—	—	973
Total non-marketable securities (fair value accounting) (1)	630,183	49,262	44,783	(9,335)	—	(15,634)	—	—	699,259
Other assets:
Equity warrant assets (2)	49,777	8,192	—	(6,427)	2,876	—	—	—	54,418
Total assets	$679,960	$57,454	$44,783	$(15,762)	$2,876	$(15,634)	$—	$—	$753,677
Nine months ended September 30, 2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$38,765	$90,173	$—	$—	$(82,353)	$—	$—	$658,409
Other venture capital investments	124,121	(3,868)	8,888	(9,441)	—	495	—	(1,573)	118,622
Other investments	987	21	—	—	—	(1,008)	—	—	—
Total non-marketable securities (fair value accounting) (1)	736,932	34,918	99,061	(9,441)	—	(82,866)	—	(1,573)	777,031
Other assets:
Equity warrant assets (2)	63,030	8,848	—	(15,672)	9,167	1	—	(683)	64,691
Total assets	$799,962	$43,766	$99,061	$(25,113)	$9,167	$(82,865)	$—	$(2,256)	$841,722
Nine months ended September 30, 2011
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$391,247	$108,032	$119,990	$—	$—	$(41,143)	$—	$—	$578,126
Other venture capital investments	111,843	22,608	12,939	(27,513)	—	283	—	—	120,160
Other investments	981	4	—	—	—	(12)	—	—	973
Total non-marketable securities (fair value accounting) (1)	504,071	130,644	132,929	(27,513)	—	(40,872)	—	—	699,259
Other assets:
Equity warrant assets (2)	43,537	21,403	—	(19,889)	10,058	(63)	—	(628)	54,418
Total assets	$547,608	$152,047	$132,929	$(47,402)	$10,058	$(40,935)	$—	$(628)	$753,677

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at September 30, 2012:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$12,724	$38,916
Other venture capital investments	(963)	4,177
Total non-marketable securities (fair value accounting) (2)	11,761	43,093
Other assets:
Equity warrant assets (3)	(2,480)	(2,505)
Total unrealized gains	$9,281	$40,588
Unrealized gains attributable to noncontrolling interests (1)	$9,543	$37,445

(1)
In the third quarter of 2012, for purposes of this disclosure we have revised our methodology to exclude reclassifications of previously recorded unrealized gains (losses) as a result of distributions.

(2)	Unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(3)	Unrealized (losses) gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at September 30, 2012. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted Average
Other venture capital investments (fair value accounting)	$118,622	Private company equity pricing	(1)	(1)
Equity warrant assets (private portfolio)	64,691	Modifed Black-Scholes option pricing model	Volatility	49.8%
			Risk-Free interest rate	0.3%
			Marketability discount (2)	22.5%
			Remaining life assumption (3)	45.0%

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

(2)
Our marketability discount is applied to all private company warrants to account for a general lack of liquidity due to the private nature of the associated underlying company. The quantitative measure used is based on long-run averages and is influenced over time by various factors, including market conditions. On a quarterly basis, a sensitivity analysis is performed on our marketability discount. In the third quarter of 2012, we increased the marketability discount from 15.0 percent to 22.5 percent to reflect market conditions and trends.

(3)
We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At September 30, 2012, the weighted average contractual remaining term was 6.6 years, compared to our estimated remaining life of 3.0 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption. In the third quarter of 2012, we increased the remaining life assumption from 40.0 percent to 45.0 percent of the contractual term to reflect market conditions and trends.

As a result of the changes made to our marketability discount and remaining life assumption in the third quarter of 2012 (discussed above), our private warrant portfolio valuation decreased by $3.4 million.
For the three and nine months ended September 30, 2012, we had transfers of $2.1 million from Level 2 to Level 1. For the three and nine months ended September 30, 2011 we had no transfers between Level 1 and Level 2. Transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2012 included $1.0 million and $1.6 million, respectively, due to IPOs of certain of our portfolio companies, which were included in our non-marketable securities portfolio. All other transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2012 and all transfers for the three and nine months ended September 30, 2011 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (See our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Non-Marketable Securities (Cost and Equity Method Accounting)
Non-marketable securities (cost and equity method accounting) includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in SPD-SVB, our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th, for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. The carrying value of our low income housing tax credit funds (equity method accounting) is a reasonable estimate of fair value.
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
Short-Term Borrowings
Short-term borrowings at September 30, 2012 included FHLB advances, federal funds purchased and cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. The carrying amounts of our FHLB advances and federal funds purchased are reasonable estimates of fair value because of the relatively short time between the origination of the instrument and its contractual maturity. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at September 30, 2012 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to the fair value of the interest rate swap associated with the note.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at September 30, 2012 or December 31, 2011. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2012 and December 31, 2011:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Financial assets:
Cash and cash equivalents	$906,680	$906,680	$—	$—
Non-marketable securities (cost and equity method accounting)	386,784	—	—	421,123
Net commercial loans	7,345,239	—	—	7,542,349
Net consumer loans	745,606	—	—	766,903
FHLB and FRB stock	39,301	—	—	39,301
Accrued interest receivable	62,441	—	62,441	—
Financial liabilities:
Short-term FHLB advances	215,000	215,000	—	—
Federal funds purchased	287,000	287,000	—	—
Other short-term borrowings	6,170	6,170	—	—
Non-maturity deposits (1)	17,575,816	17,575,816	—	—
Time deposits	149,250	—	149,031	—
5.375% Senior Notes	347,944	—	398,220	—
6.05% Subordinated Notes (2)	55,130	—	62,486	—
7.0% Junior Subordinated Debentures	55,240	—	52,268	—
Accrued interest payable	1,938	—	1,938	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	21,467
December 31, 2011:
Financial assets:
Cash and cash equivalents	$1,114,948	$1,114,948	$—	$—
Non-marketable securities (cost and equity method accounting)	267,508	—	—	290,393
Net commercial loans	6,192,578	—	—	6,336,705
Net consumer loans	687,557	—	—	627,733
FHLB and FRB stock	39,189	—	—	39,189
Accrued interest receivable	58,108	—	58,108	—
Financial liabilities:
Non-maturity deposits (1)	16,553,787	16,553,787	—	—
Time deposits	155,749	—	155,346	—
5.375% Senior Notes	347,793	—	362,786	—
6.05% Subordinated Notes (2)	55,075	—	57,746	—
5.70% Senior Notes (3)	143,969	—	145,184	—
7.0% Junior Subordinated Debentures	55,372	—	51,526	—
Other long-term debt	1,439	—	—	1,439
Accrued interest payable	6,689	—	6,689	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	21,232

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At September 30, 2012 and December 31, 2011, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $9.5 million and $8.8 million, respectively, related to the fair value of the interest rate swap associated with the notes.

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
Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions, if any, to be received primarily through IPOs and M&A activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30st, for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2012:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$658,409	$658,409	$430,798
Non-marketable securities (equity method accounting):
Other investments (2)	54,288	55,715	6,750
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	158,275	190,033	60,809
Total	$870,972	$904,157	$498,357

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds, one of our direct venture funds and one other private equity fund. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $581.9 million and $420.0 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
During the nine months ended September 30, 2012, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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
In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

▪	Market and economic conditions (including interest rate environment, and levels of public offerings, mergers/acquisitions and venture capital financing activities) and the associated impact on us

▪	The sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent to which capital may be used or required

▪	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

▪	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

▪	The realization, timing, valuation and performance of equity or other investments

▪	The likelihood that the market value of our impaired investments will recover

▪	Our intent to sell our investment securities prior to recovery of our cost basis, or the likelihood of such

▪	Expected cash requirements for unfunded commitments to certain investments, including capital calls

▪
Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

▪	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

▪	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

▪	The level of loan and deposit balances

▪	The level of client investment fees and associated margins

▪	The profitability of our products and services

▪	Our strategic initiatives, including the expansion of operations in China, India, Israel, the UK and elsewhere (such as establishing our joint venture bank in China and a branch in the UK)

▪	The expansion and growth of our noninterest income sources

▪	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

▪	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

▪	The impact from the IRS audit examination results

▪	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

▪	The effect of application of certain accounting pronouncements

▪	The effect of lawsuits and claims

▪
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
Management’s Overview of Third Quarter 2012 Performance
Overall, we had a strong third quarter of 2012, which reflected the strength of our clients and our business. We had net income available to common stockholders of $42.3 million and diluted earnings per common share of $0.94. In the third quarter of 2012, compared to the third quarter of 2011, we experienced strong growth in net interest income as a result of exceptional loan growth during the quarter with record high average balances of $7.9 billion. Our total client funds, which consists of on-balance sheet deposits and off-balance sheet client investment funds, also increased reflecting growth from our existing clients and the addition of new clients. In addition, overall credit quality remains strong, and we saw continued growth in fee income and solid gains from our investment securities portfolio. Additionally, our liquidity and capital ratios continued to remain strong.
Third quarter 2012 results (compared to the third quarter 2011, where applicable) included:

▪	Continued strong growth in our lending business with record high average loan balances of $7.9 billion, an increase of $1.9 billion, or 31.6 percent.

▪
A provision for loan losses of $6.8 million, primarily attributable to loan growth. Net charge-offs of $3.4 million (or 0.17 percent of average total gross loans-annualized) for the third quarter of 2012 reflects the strong overall credit quality of our portfolio.

▪	Average deposit balances of $18.3 billion, an increase of $2.5 billion, or 15.5 percent. Average total client funds

(including both average on-balance sheet deposits and off-balance sheet client investment funds) were $39.2 billion, an increase of $5.5 billion, or 16.2 percent.

▪
Net interest income (fully taxable equivalent basis) of $154.9 million, an increase of $19.0 million, primarily due to an increase in interest income from loans mainly attributable to growth in average balances of $1.9 billion. These increases were partially offset by lower yields earned on our overall loan portfolio.

▪
Our net interest margin remained relatively flat at 3.12 percent, compared to 3.13 percent. Our net interest margin was impacted by decrease in the overall yield of our available-for-sale securities due to increased premium amortization expense from increasing prepayment rates on our mortgage-backed securities and a decrease in the yield of our loan portfolio. The decrease in yields was largely offset by strong growth in average loan balances, which has resulted in a favorable change in our mix of interest-earning assets.

▪
Core fee income (deposit service charges, letters of credit fees, credit card fees, client investment fees, and foreign exchange fees) of $34.4 million, an increase of $4.1 million, or 13.5 percent. This increase reflects increased client activity and continued growth in our business, primarily from credit card fees, client investments fees and foreign exchange fees. See “Results of Operations—Noninterest Income” for a description and reconciliation of core fee income.

▪
 Gains on investment securities, net of noncontrolling interests, of $7.5 million, compared to $9.3 million. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details and a reconciliation of gains on investment securities, net of noncontrolling interests.

▪
Noninterest expense of $135.2 million, an increase of $7.7 million, or 6.1 percent. The increase was primarily due to increased premises and equipment and professional services expenses to support continued growth in our business and IT infrastructure initiatives. In addition, average full-time equivalent employees (“FTEs”) increased by 7.8 percent to 1,594 average FTEs, compared to 1,478 average FTEs, which contributed to an increase in salaries and wages expense.

▪
Overall, our liquidity remained strong based on our period end available-for-sale securities portfolio of $11.0 billion at September 30, 2012. Our available-for-sale securities portfolio continues to be a good source of liquidity as it is invested in high quality investments and generates substantial monthly cash flows. Additionally, our available-for-sale securities portfolio provides us the ability to secure wholesale borrowings, if needed.

A summary of our performance for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands, except per share data and ratios)	2012	2011	% Change	2012	2011	% Change
Income Statement:
Diluted earnings per share	$0.94	$0.86	9.3%	$2.79	$3.12	(10.6)%
Net income available to common stockholders	42,289	37,571	12.6	124,682	136,328	(8.5)
Net interest income	154,430	135,455	14.0	457,301	386,207	18.4
Net interest margin	3.12%	3.13%	(1) bps	3.21%	3.07%	14	bps
Provision for (reduction of) loan losses	$6,788	$769	NM %	$29,316	$(2,144)	NM	%
Noninterest income	69,139	95,611	(27.7)	208,858	309,273	(32.5)
Noninterest expense	135,171	127,451	6.1	402,949	365,918	10.1
Non-GAAP net income available to common stockholders (1)	42,289	37,571	12.6	119,148	111,941	6.4
Non-GAAP diluted earnings per share (1)	0.94	0.86	9.3	2.67	2.57	3.9
Non-GAAP noninterest income, net of noncontrolling interest and excluding gains on sales of available-for-sale-securities (2)	55,615	54,372	2.3	164,834	160,600	2.6
Non-GAAP noninterest expense, net of noncontrolling interest and excluding net gains from debt repurchases (3)	132,448	124,685	6.2	393,461	360,173	9.2
Balance Sheet:
Average loans, net of unearned income	$7,907,606	$6,006,614	31.6%	$7,318,537	$5,619,709	30.2%
Average noninterest-bearing demand deposits	12,914,697	10,634,757	21.4	12,403,438	9,783,426	26.8
Average interest-bearing deposits	5,345,647	5,169,279	3.4	5,143,756	5,467,512	(5.9)
Average total deposits	18,260,344	15,804,036	15.5	17,547,194	15,250,938	15.1

Earnings Ratios:
Return on average assets (annualized) (4)	0.77%	0.79%	(2.5)%		0.79%	0.99%	(20.2)%
Return on average common SVBFG stockholders’ equity (annualized) (5)	9.44	9.93	(4.9)		9.77	12.95	(24.6)
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.23%	1.34%	(11)	bps	1.23%	1.34%	(11)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.16	1.25	(9)		1.16	1.25	(9)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.23	0.54	(31)		0.47	0.40	7
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.17	(0.15)	32		0.32	(0.11)	43
Capital Ratios:
Total risk-based capital ratio (6)	14.34%	14.81%	(47)	bps	14.34%	14.81%	(47)	bps
Tier 1 risk-based capital ratio (6)	13.07	13.42	(35)		13.07	13.42	(35)
Tier 1 leverage ratio	8.02	8.01	1		8.02	8.01	1
Tangible common equity to tangible assets (7)	8.27	8.00	27		8.27	8.00	27
Tangible common equity to risk-weighted assets (6) (7)	13.93	14.21	(28)		13.93	14.21	(28)
Bank total risk-based capital ratio (6)	12.70	13.07	(37)		12.70	13.07	(37)
Bank tier 1 risk-based capital ratio (6)	11.41	11.63	(22)		11.41	11.63	(22)
Bank tier 1 leverage ratio	7.00	6.93	7		7.00	6.93	7
Bank tangible common equity to tangible assets (7)	7.61	7.31	30		7.61	7.31	30
Bank tangible common equity to risk-weighted assets (6) (7)	12.40	12.60	(20)		12.40	12.60	(20)
Other Ratios:
Operating efficiency ratio (8)	60.33%	55.04%	9.6%		60.36%	52.50%	15.0%
Non-GAAP operating efficiency ratio (3)	62.93%	65.53%	(4.0)		63.11%	65.70%	(3.9)
Book value per common share (9)	$40.10	$35.50	13.0		$40.10	$35.50	13.0
Other Statistics:
Average full-time equivalent employees	1,594	1,478	7.8%		1,572	1,428	10.1%
Period-end full-time equivalent employees	1,602	1,504	6.5		1,602	1,504	6.5

NM–Not meaningful

(1)
See "Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share” for a description and reconciliation of non-GAAP net income available to common stockholders and non-GAAP diluted earnings per share.

(2)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.

(3)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(5)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(6)	Our risk-weighted assets at September 30, 2012 reflect a refinement in our determination of certain unfunded credit commitments related to the contractual borrowing base.

(7)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(8)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(9)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data and ratios)	2012	2011	2012	2011
Net income available to common stockholders	$42,289	$37,571	$124,682	$136,328
Less: gains on sales of available-for-sale securities (1)	—	—	(4,955)	(37,314)
Tax impact of gains on sales of available-for-sale securities	—	—	1,974	14,810
Less: gains on the sale of certain assets related to our equity management services business (2)	—	—	(4,243)	—
Tax impact of gains on the sale of certain assets related to our equity management services business	—	—	1,690	—
Less: net gain from note repurchases and termination of corresponding interest rate swaps (3)	—	—	—	(3,123)
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	—	—	—	1,240
Non-GAAP net income available to common stockholders	$42,289	$37,571	$119,148	$111,941
GAAP earnings per common share—diluted	0.94	0.86	2.79	3.12
Less: gains on sales of available-for-sale securities (1)	—	—	(0.11)	(0.85)
Tax impact of gains on sales of available-for-sale securities	—	—	0.05	0.34
Less: gains on the sale of certain assets related to our equity management services business (2)	—	—	(0.10)	—
Tax impact of gains on the sale of certain assets related to our equity management services business	—	—	0.04	—
Less: net gain from note repurchases and termination of corresponding interest rate swaps (3)	—	—	—	(0.07)
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	—	—	—	0.03
Non-GAAP earnings per common share—diluted	0.94	0.86	2.67	2.57
Weighted average diluted common shares outstanding	44,914,564	43,791,238	44,692,224	43,641,185

(1)	Gains on the sales of $315.7 million and $1.4 billion in certain available-for-sale securities in the second quarters of 2012 and 2011, respectively.

(2)	Net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012.

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
There have been no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2011 Form 10-K.

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

	2012 Compared to 2011			2012 Compared to 2011
	Three months ended September 30, increase (decrease) due to change in			Nine months ended September 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(273)	$23	$(250)	$(2,279)	$382	$(1,897)
Available-for-sale securities (taxable)	3,656	(4,520)	(864)	17,718	(12,734)	4,984
Available-for-sale securities (non-taxable)	(13)	6	(7)	(95)	49	(46)
Loans, net of unearned income	29,624	(9,871)	19,753	81,439	(21,532)	59,907
Increase (decrease) in interest income, net	32,994	(14,362)	18,632	96,783	(33,835)	62,948
Interest expense:
NOW deposits	10	25	35	57	(9)	48
Money market deposits	98	(4)	94	254	(1,228)	(974)
Money market deposits in foreign offices	3	—	3	(8)	(160)	(168)
Time deposits	(66)	(40)	(106)	(428)	6	(422)
Sweep deposits in foreign offices	1	(2)	(1)	(239)	(789)	(1,028)
Total increase (decrease) in deposits expense	46	(21)	25	(364)	(2,180)	(2,544)
Short-term borrowings	1	11	12	100	10	110
5.375% Senior Notes	1	5	6	17	1	18
3.875% Convertible Notes	—	—	—	(4,210)	—	(4,210)
Junior Subordinated Debentures	(3)	4	1	(7)	6	(1)
5.70% Senior Notes	(342)	—	(342)	(1,115)	524	(591)
6.05% Subordinated Notes	2	32	34	(715)	(66)	(781)
Other long-term debt	(77)	—	(77)	(327)	196	(131)
Total (decrease) increase in borrowings expense	(418)	52	(366)	(6,257)	671	(5,586)
(Decrease) increase in interest expense, net	(372)	31	(341)	(6,621)	(1,509)	(8,130)
Increase (decrease) in net interest income	$33,366	$(14,393)	$18,973	$103,404	$(32,326)	$71,078

Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended September 30, 2012 and 2011
Net interest income increased by $19.0 million to $154.9 million for the three months ended September 30, 2012, compared to $135.9 million for the comparable 2011 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. These increases were partially offset by lower yields earned on our loans and available-for-sale securities.
The main factors affecting interest income and interest expense for the three months ended September 30, 2012, compared to the comparable 2011 period are discussed below:

•	Interest income for the three months ended September 30, 2012 increased by $18.6 million primarily due to:

◦
A $19.8 million increase in interest income on loans, primarily due to an increase in average loan balances of $1.9 billion. This increase was partially offset by a decrease in the overall yield on our loan portfolio reflective of our success in growing our later stage client portfolio, which typically is benchmarked to three-month LIBOR and bears lower credit risk. Additionally, the trend in yields is being influenced by changes in the composition of our loan portfolio to a higher proportion of variable-rate loans benchmarked to the national Prime rate.

◦
A $0.9 million decrease in interest income on available-for-sale securities, reflecting a $4.5 million decrease related to lower overall yields, partially offset by $3.6 million increase related to higher average balances. The decrease in yields came primarily from an increase of $7.9 million in premium amortization expense from $9.3 million to $17.2 million, reflective of an increase in actual and estimated mortgage prepayment levels due to a decrease in long-term market rates and growth in our mortgage securities balances. As of September 30, 2012, the remaining unamortized premium balance on our available-for-sale securities portfolio was $123.8 million. The decrease in yield from an increase in premium amortization expense was partially offset by higher coupon yields resulting from a shift in our portfolio to a smaller proportion of lower-yielding variable-rate securities. For the three months ended September 30, 2012, average variable-rate securities were $2.0 billion, or 19.2 percent of our available-for-sale securities portfolio, compared to $2.6 billion, or 27.4 percent for the comparable 2011 period. These securities have variable-rate coupons that are indexed to and change with movements in the one-month LIBOR rate.

•	Interest expense for the three months ended September 30, 2012 decreased by $0.3 million primarily due to:

◦	A decrease in interest expense of $0.4 million related to our long-term debt, mainly attributable to a decrease of $0.3 million related to our 5.70% Senior Notes, which matured on June 1, 2012.
Nine months ended September 30, 2012 and 2011
Net interest income increased by $71.1 million to $458.8 million for the nine months ended September 30, 2012, compared to $387.7 million for the comparable 2011 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. These increases were partially offset by lower yields earned on our loans and available-for-sale securities.
The main factors affecting interest income and interest expense for the nine months ended September 30, 2012, compared to the comparable 2011 period are discussed below:

•	Interest income for the nine months ended September 30, 2012 increased by $62.9 million primarily due to:

◦
A $59.9 million increase in interest income on loans, primarily due to an increase in average loan balances of $1.7 billion, as well as an increase of $7.5 million in loan prepayment fees. These increases were partially offset by a decrease in the overall yield on our loan portfolio reflective of our success in growing our later stage client portfolio, which typically is benchmarked to three-month LIBOR and bears lower credit risk. Additionally, the trend in yields is being influenced by changes in the composition of our loan portfolio to a higher proportion of variable-rate loans benchmarked to the national Prime rate.

◦
A $4.9 million increase in interest income on available-for-sale securities, reflecting a $17.6 million increase related to higher average balances, offset by a $12.7 million decrease related to lower yields. The increase in average balances came primarily from new investments in fixed-rate mortgage securities in the latter part of 2011 and first and third quarters of 2012, which were purchased with excess cash as a result of our continued deposit growth. The decrease in yields came primarily from an increase of $24.3 million in premium amortization expense from $18.2 million to $42.5 million, reflective of an increase in actual and estimated mortgage prepayment levels due to a decrease in long-term market rates and growth in our mortgage securities balances. The decrease in yield from an increase in premium amortization expense was partially offset by higher coupon yields resulting from a shift in our portfolio to a smaller proportion of lower-yielding variable-rate securities. For the nine months ended September 30, 2012, average variable-rate securities were $2.2 billion, or 20.6 percent of our available-for-sale securities portfolio, compared to $2.8 billion, or 29.9 percent for the comparable 2011 period. These securities have variable-rate coupons that are indexed to and change with movements in the one-month LIBOR rate.

•	Interest expense for the nine months ended September 30, 2012 decreased by $8.1 million primarily due to:

◦	A decrease in interest expense of $5.7 million related to our long-term debt, primarily due to the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011.

◦	A decrease in interest expense from interest-bearing deposits of $2.5 million, primarily due to decreases in rates paid on deposits throughout 2011, which is reflective of market rates.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin remained stable at 3.12 percent for the three months ended September 30, 2012, compared to 3.13 percent for the comparable 2011 period. The main factors affecting our net interest margin for the three months ended September 30, 2012 were as follows:

•
A decrease in net interest margin from a decrease in the overall yield on our loan portfolio resulting from changes in loan composition, which is reflective of our ongoing strategy of growing our larger, later stage client portfolio that typically has lower credit risk and therefore lower relative yield.

•	A decrease in net interest margin from a decrease in overall yields on our available-for-sale securities portfolio, due to an increase in premium amortization expense.

•	An increase in net interest margin from an increase of $1.9 billion in average loan balances (higher-yielding assets).
Our net interest margin increased to 3.21 percent for the nine months ended September 30, 2012, compared to 3.07 percent for the comparable 2011 period. The increase in our net interest margin for the nine months ended September 30, 2012 was primarily due to growth in average loan balances and lower cash balances from deployment into available-for-sale securities, which has resulted in a favorable change in our mix of interest-earning assets. The increase was partially offset by a decrease in the overall yield of our loan portfolio and available-for-sale securities.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2012 and 2011:

Average Balances, Rates and Yields for the Three Months Ended September 30, 2012 and 2011

	Three months ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,287,103	$1,125	0.35%	$1,595,176	$1,375	0.34%
Available-for-sale securities: (2)
Taxable	10,478,071	38,493	1.46	9,528,645	39,357	1.64
Non-taxable (3)	91,654	1,375	5.97	92,268	1,382	5.94
Total loans, net of unearned income (4) (5)	7,907,606	121,446	6.11	6,006,614	101,693	6.72
Total interest-earning assets	19,764,434	162,439	3.27	17,222,703	143,807	3.31
Cash and due from banks	309,934			286,485
Allowance for loan losses	(102,506)			(88,315)
Other assets (6)	1,755,335			1,375,637
Total assets	$21,727,197			$18,796,510
Funding sources:
Interest-bearing liabilities:
NOW deposits	$105,302	$88	0.33%	$89,549	$53	0.23%
Money market deposits	2,790,021	1,219	0.17	2,577,617	1,125	0.17
Money market deposits in foreign offices	118,002	29	0.10	104,605	26	0.10
Time deposits	157,585	130	0.33	229,430	236	0.41
Sweep deposits in foreign offices	2,174,737	274	0.05	2,168,078	275	0.05
Total interest-bearing deposits	5,345,647	1,740	0.13	5,169,279	1,715	0.13
Short-term borrowings	26,751	12	0.18	1,250	—	—
5.375% Senior Notes	347,910	4,818	5.51	347,712	4,812	5.49
Junior Subordinated Debentures	55,269	830	5.97	55,445	829	5.93
5.70% Senior Notes	—	—	—	146,816	342	0.92
6.05% Subordinated Notes	55,214	128	0.92	54,208	94	0.69
Other long-term debt	—	—	—	5,840	77	5.23
Total interest-bearing liabilities	5,830,791	7,528	0.51	5,780,550	7,869	0.54
Portion of noninterest-bearing funding sources	13,933,643			11,442,153
Total funding sources	19,764,434	7,528	0.15	17,222,703	7,869	0.18
Noninterest-bearing funding sources:
Demand deposits	12,914,697			10,634,757
Other liabilities	452,160			287,030
SVBFG stockholders’ equity	1,782,443			1,500,452
Noncontrolling interests	747,106			593,721
Portion used to fund interest-earning assets	(13,933,643)			(11,442,153)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$21,727,197			$18,796,510
Net interest income and margin		$154,911	3.12%		$135,938	3.13%
Total deposits	$18,260,344			$15,804,036
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(481)			(483)
Net interest income, as reported		$154,430			$135,455

(1)
Includes average interest-earning deposits in other financial institutions of $211.0 million and $338.4 million for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, balances also include $887.0 million and $975.1 million, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $19.0 million and $17.8 million for the three months ended September 30, 2012 and 2011, respectively.

(6)
Average investment securities of $1.4 billion and $1.0 billion for the three months ended September 30, 2012 and 2011, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2012 and 2011

	Nine months ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,115,192	$3,075	0.37%	$1,951,625	$4,972	0.34%
Available-for-sale securities: (2)
Taxable	10,574,021	129,940	1.64	9,195,583	124,956	1.82
Non-taxable (3)	92,002	4,143	6.02	94,179	4,189	5.95
Total loans, net of unearned income (4) (5)	7,318,537	344,842	6.29	5,619,709	284,935	6.78
Total interest-earning assets	19,099,752	482,000	3.37	16,861,096	419,052	3.32
Cash and due from banks	301,507			275,617
Allowance for loan losses	(100,795)			(87,616)
Other assets (5)	1,652,577			1,287,751
Total assets	$20,953,041			$18,336,848
Funding sources:
Interest-bearing liabilities:
NOW deposits	$102,502	$246	0.32%	$79,112	$198	0.33%
Money market deposits	2,646,272	3,212	0.16	2,486,211	4,186	0.23
Money market deposits in foreign offices	130,257	96	0.10	134,216	264	0.26
Time deposits	156,321	491	0.42	292,710	913	0.42
Sweep deposits in foreign offices	2,108,404	790	0.05	2,475,263	1,818	0.10
Total interest-bearing deposits	5,143,756	4,835	0.13	5,467,512	7,379	0.18
Short-term borrowings	91,772	135	0.20	22,287	25	0.15
5.375% Senior Notes	347,860	14,449	5.55	347,665	14,431	5.55
3.875% Convertible Notes	—	—	—	95,071	4,210	5.92
Junior Subordinated Debentures	55,313	2,493	6.02	55,489	2,494	6.01
5.70% Senior Notes	79,312	863	1.45	199,734	1,454	0.97
6.05% Subordinated Notes	55,122	382	0.93	157,789	1,163	0.99
Other long-term debt	642	92	19.14	5,580	223	5.34
Total interest-bearing liabilities	5,773,777	23,249	0.54	6,351,127	31,379	0.66
Portion of noninterest-bearing funding sources	13,325,975			10,509,969
Total funding sources	19,099,752	23,249	0.16	16,861,096	31,379	0.25
Noninterest-bearing funding sources:
Demand deposits	12,403,438			9,783,426
Other liabilities	355,571			254,033
SVBFG stockholders’ equity	1,704,957			1,407,231
Noncontrolling interests	715,298			541,031
Portion used to fund interest-earning assets	(13,325,975)			(10,509,969)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$20,953,041			$18,336,848
Net interest income and margin		$458,751	3.21%		$387,673	3.07%
Total deposits	$17,547,194			$15,250,938
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,450)			(1,466)
Net interest income, as reported		$457,301			$386,207

(1)
Includes average interest-earning deposits in other financial institutions of $277.1 million and $293.0 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, balances also include $626.3 million and $1.4 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $56.6 million and $48.3 million for the nine months ended September 30, 2012 and 2011, respectively.

(6)
Average investment securities of$1.3 billion and $899.6 million for the nine months ended September 30, 2012 and 2011, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for (Reduction of) Loan Losses
Our provision for (reduction of) loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Allowance for loan losses, beginning balance	$98,166	$82,155	$89,947	$82,627
Provision for (reduction of) loan losses	6,788	769	29,316	(2,144)
Gross loan charge-offs	(4,637)	(8,248)	(25,757)	(16,863)
Loan recoveries	1,207	10,570	8,018	21,626
Allowance for loan losses, ending balance	$101,524	$85,246	$101,524	$85,246
Provision for (reduction of) loan losses as a percentage of total gross loans (annualized)	0.33%	0.05%	0.47%	(0.04)%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.23	0.54	0.47	0.40
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.17	(0.15)	0.32	(0.11)
Allowance for loan losses as a percentage of period-end total gross loans	1.23	1.34	1.23	1.34
Period-end total gross loans	$8,266,168	$6,382,235	$8,266,168	$6,382,235
Average total gross loans	7,976,257	6,057,937	7,380,458	5,666,939
We had a provision for loan losses of $6.8 million for the three months ended September 30, 2012, compared to a provision of $0.8 million for the comparable 2011 period. The provision of $6.8 million in the third quarter of 2012 was primarily attributable to loan growth and net charge-offs of $3.4 million. Gross loan charge-offs of $4.6 million for the three months ended September 30, 2012 were primarily from our life science and hardware client portfolios.
We had a provision for loan losses of $29.3 million for the nine months ended September 30, 2012, compared to a reduction of provision of $2.1 million for the comparable 2011 period. The provision of $29.3 million for the nine months ended September 30, 2012 was primarily due to net charge-offs of $17.7 million and loan growth. Gross loan charge-offs of $25.8 million for the nine months ended September 30, 2012 were primarily from our hardware client portfolio. Loan recoveries of $8.0 million for the nine months ended September 30, 2012 were primarily from our software client portfolio.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income
A summary of noninterest income for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Core fee income:
Foreign exchange fees	$12,211	$11,546	5.8%	$36,345	$32,397	12.2%
Deposit service charges	8,369	8,259	1.3	24,834	23,214	7.0
Credit card fees	6,348	4,506	40.9	18,185	12,687	43.3
Letters of credit and standby letters of credit income	3,495	3,040	15.0	10,427	8,452	23.4
Client investment fees	3,954	2,939	34.5	10,226	9,707	5.3
Total core fee income (1)	34,377	30,290	13.5	100,017	86,457	15.7
Gains on investment securities, net	20,228	52,262	(61.3)	53,876	175,279	(69.3)
Gains on derivative instruments, net	1,111	9,951	(88.8)	15,800	24,153	(34.6)
Other	13,423	3,108	NM	39,165	23,384	67.5
Total noninterest income	$69,139	$95,611	(27.7)	$208,858	$309,273	(32.5)

 NM—Not meaningful

(1)	The following table provides a reconciliation GAAP noninterest income to non-GAAP core fee income:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
GAAP noninterest income (as reported)	$69,139	$95,611	(27.7)%	$208,858	$309,273	(32.5)%
Less: gains on investment securities, net	20,228	52,262	(61.3)	53,876	175,279	(69.3)
Less: gains on derivative instruments, net	1,111	9,951	(88.8)	15,800	24,153	(34.6)
Less: other noninterest income	13,423	3,108	NM	39,165	23,384	67.5
Non-GAAP core fee income	$34,377	$30,290	13.5	$100,017	$86,457	15.7

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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
GAAP noninterest income (as reported)	$69,139	$95,611	(27.7)%	$208,858	$309,273	(32.5)%
Less: income attributable to noncontrolling interests, including carried interest	13,524	41,239	(67.2)	34,826	111,359	(68.7)
Non-GAAP noninterest income, net of noncontrolling interests	55,615	54,372	2.3	174,032	197,914	(12.1)
Less: gains on sales of certain available-for-sale securities	—	—	—	4,955	37,314	(86.7)
Less: net gains on the sale of certain assets related to our equity management services business	—	—	—	4,243	—	—
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain assets	$55,615	$54,372	2.3	$164,834	$160,600	2.6
Foreign Exchange Fees
Foreign exchange fees were $12.2 million and $36.3 million for the three and nine months ended September 30, 2012, respectively, compared to $11.5 million and $32.4 million for the comparable 2011 periods. The increases were primarily due to improved business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as a higher number of trades.
Credit Card Fees
Credit card fees were $6.3 million and $18.2 million for the three and nine months ended September 30, 2012, compared to $4.5 million and $12.7 million for the comparable 2011 periods. The increases were primarily due to new credit card clients and an increase in client activity.
Client Investment Fees
Client investment fees were $4.0 million and $10.2 million for the three and nine months ended September 30, 2012, compared to $2.9 million and $9.7 million for the comparable 2011 periods. The increases were primarily due to an increase in average client investment funds due to our clients’ increased utilization of our off-balance sheet sweep money market funds. The following table summarizes average client investment funds for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Client directed investment assets (1)	$7,528	$8,063	(6.6)%	7,406	8,845	(16.3)%
Client investment assets under management	10,283	9,541	7.8	10,247	8,519	20.3
Sweep money market funds	3,118	312	NM	2,239	132	NM
Total average client investment funds (2)	$20,929	$17,916	16.8	19,892	17,496	13.7

 NM—Not meaningful

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at September 30, 2012 and December 31, 2011:

(Dollars in millions)	September 30, 2012	December 31, 2011	% Change
Client directed investment assets	7,363	7,709	(4.5)%
Client investment assets under management	10,291	9,919	3.8
Sweep money market funds	3,404	1,116	NM
Total period-end client investment funds	21,058	18,744	12.3

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
For the three months ended September 30, 2012, we had net gains on investment securities of $20.2 million, compared to net gains of $52.3 million for the comparable 2011 period. Gains on investment securities, net of noncontrolling interests, were $7.5 million for the three months ended September 30, 2012, compared to $9.3 million for the comparable 2011 period. The gains, net of noncontrolling interests, of $7.5 million for the three months ended September 30, 2012 were primarily driven by the following:

•	Gains of $5.4 million from our investments in debt funds, driven primarily by IPO and M&A activity and other valuation adjustments on investments within the funds.

•	Gains of $1.4 million from the sale of certain private company shares, which were included as part of "Strategic and Other Investments".
For the nine months ended September 30, 2012, we had net gains on investment securities of $53.9 million, compared to net gains of $175.3 million for the comparable 2011 period. Gains on investment securities, net of noncontrolling interests, were $19.3 million for the nine months ended September 30, 2012, compared to $62.5 million for the comparable 2011 period. The gains, net of noncontrolling interests, of $19.3 million for the nine months ended September 30, 2012 were primarily driven by the following:

•	Gains of $8.8 million from our investments in debt funds, driven primarily by IPO and M&A activity and other valuation adjustments on investments within the funds.

•	Gains of $5.0 million from the sale of $315.7 million U.S. agency securities in the second quarter of 2012 that were held in our available-for-sale securities portfolio.

•	Gains of $4.1 million from our strategic and other investments, primarily from gains on the sales of certain private company shares and unrealized gains from certain fund investments.

The following tables provide a summary of non-GAAP net gains on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended September 30, 2012
Total gains (losses) on investment securities, net	$12,139	$2,034	$5,439	$(101)	$717	$20,228
Less: income (losses) attributable to noncontrolling interests, including carried interest	11,351	1,427	(2)	—	—	12,776
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$788	$607	$5,441	$(101)	$717	$7,452
Three months ended September 30, 2011
Total gains on investment securities, net	$32,264	$17,517	$1,422	$5	$1,054	$52,262
Less: income (losses) attributable to noncontrolling interests, including carried interest	28,765	14,222	(26)	—	—	42,961
Non-GAAP net gains on investment securities, net of noncontrolling interests	$3,499	$3,295	$1,448	$5	$1,054	$9,301
Nine months ended September 30, 2012
Total gains (losses) on investment securities, net	$38,908	$(1,589)	$8,823	$3,592	$4,142	$53,876
Less: income (losses) attributable to noncontrolling interests, including carried interest	35,919	(1,331)	28	—	—	34,616
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	2,989	(258)	8,795	3,592	4,142	19,260
Less: gain on sales of available-for-sale securities	—	—	—	4,955	—	4,955
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$2,989	$(258)	$8,795	$(1,363)	$4,142	$14,305
Nine months ended September 30, 2011
Total gains on investment securities, net	$107,640	$19,623	$4,524	$37,288	$6,204	$175,279
Less: income attributable to noncontrolling interests, including carried interest	95,727	17,042	14	—	—	112,783
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	11,913	2,581	4,510	37,288	6,204	62,496
Less: gain on sales of available-for-sale securities	—	—	—	37,314	—	37,314
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$11,913	$2,581	$4,510	$(26)	$6,204	$25,182

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Equity warrant assets (1)
Gains on exercises, net	$2,417	$2,372	1.9%	$7,577	$11,977	(36.7)%
Cancellations and expirations	(252)	(386)	(34.7)	(1,424)	(1,690)	(15.7)
Changes in fair value	(1,618)	3,532	(145.8)	6,205	13,088	(52.6)
Net gains on equity warrant assets (2)	547	5,518	(90.1)	12,358	23,375	(47.1)
Gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net	607	658	(7.8)	3,002	1,448	107.3
Gains on internal foreign exchange forward contracts, net (3)	220	3,591	(93.9)	1,162	540	115.2
Total gains on foreign exchange forward contracts, net	827	4,249	(80.5)	4,164	1,988	109.5
Change in fair value of interest rate swaps	74	(400)	(118.5)	571	(467)	NM
Net (losses) gains on other derivatives (4)	(337)	584	(157.7)	(1,293)	(743)	74.0
Gains on derivative instruments, net	$1,111	$9,951	(88.8)	$15,800	$24,153	(34.6)

 NM—Not meaningful

(1)	At September 30, 2012, we held warrants in 1,248 companies, compared to 1,151 companies at September 30, 2011.

(2)	Net gains on equity warrant assets are included in the line item “Gains on derivative instruments, net” as part of noninterest income.

(3)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans.

(4)	Primarily represents the change in fair value of loan conversion options held by SVB Financial. As of September 30, 2012, the loan conversion options related to five clients.
Net gains on derivative instruments were $1.1 million for the three months ended September 30, 2012, compared to net gains of $10.0 million for the comparable 2011 period. The key changes in factors affecting net gains on derivative instruments were as follows:

•
Net gains on equity warrant assets of $0.5 million for the three months ended September 30, 2012, compared to net gains of $5.5 million for the comparable 2011 period. The net gains of $0.5 million for the three months ended September 30, 2012 included the following:

◦	Gains of $2.4 million from the exercise of equity warrant assets.

◦
Losses of $1.6 million from changes in fair value, which were the net result of valuation decreases of $3.4 million driven by increases in the marketability discount and remaining life assumptions to reflect market conditions, offset by net gains of $1.8 million from increases in individual warrant valuations.

•
Net gains of $0.2 million on foreign exchange forward contracts hedging certain of our foreign currency denominated loans for the three months ended September 30, 2012, compared to net gains of $3.6 million for the comparable 2011 period. The net gains of $3.6 million for the three months ended September 30, 2011 were primarily due to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, and were partially offset by net losses of $3.8 million from the revaluation of foreign currency denominated loans that are included in the line item "Other" as part of noninterest income.

Net gains on derivative instruments were $15.8 million for the nine months ended September 30, 2012, compared to net gains of $24.2 million for the comparable 2011 period. The key changes in factors affecting net gains on derivative were as follows:

•
Net gains on equity warrant assets of $12.4 million for the nine months ended September 30, 2012, compared to net gains of $23.4 million for the comparable 2011 period. The net gains of $12.4 million for the nine months ended

September 30, 2012 were driven by gains of $17.2 million from the exercise of equity warrant assets and valuation increases driven by IPO and M&A activity, partially offset by valuation decreases of $3.4 million in the third quarter of 2012 which were driven by changes in the marketability discount and remaining life assumptions to reflect market conditions.
Other Noninterest Income
A summary of other noninterest income for the three and nine months ended September 30, 2012 and 2011, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Unused commitment fees	$2,579	$1,900	35.7%	$9,312	$5,194	79.3%
Fund management fees	2,496	2,671	(6.6)	8,448	8,022	5.3
Service-based fee income (1)	1,651	2,339	(29.4)	6,197	7,151	(13.3)
Net gains on the sale of certain assets related to our equity management services business	—	—	—	4,243	—	—
Loan syndication fees	1,353	50	NM	2,853	920	NM
Gains (losses) on revaluation of foreign currency instruments (2)	1,578	(3,931)	(140.1)	96	(733)	(113.1)
Currency revaluation gains (losses) (3)	845	(1,551)	(154.5)	(88)	(2,672)	(96.7)
Other	2,921	1,630	79.2	8,104	5,502	47.3
Total other noninterest income	$13,423	$3,108	NM	$39,165	$23,384	67.5

NM—Not meaningful

(1)	Includes income from SVB Analytics.

(2)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash

(3)
Represents the revaluation of foreign currency denominated financial statements of certain funds. Included in these amounts are gains of $0.8 million and losses of $3 thousand for the three and nine months ended September 30, 2012, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests. This compares to losses of $1.7 million and $1.6 million for the comparable 2011 periods.

Other noninterest income was $13.4 million and $39.2 million for the three and nine months ended September 30, 2012, compared to $3.1 million and $23.4 million for the comparable 2011 periods. The increase of $10.3 million for the three month period was due to the following:

•
Gains on the revaluation of foreign currency instruments of $1.6 million for the three months ended September 30, 2012, compared to net losses of $3.9 million for the comparable 2011 period. The revaluation gains were primarily due to the weakening of the U.S. Dollar against the Euro and Pound Sterling.

•
Currency revaluation gains of $0.8 million for the three months ended September 30, 2012, compared to net losses $1.6 million for the comparable 2011 period. The revaluation gains primarily due to the weakening of the U.S. Dollar against the Rupee.

•	A $1.3 million increase in loan syndication fee income due to an increase in the volume of loan syndication deals
The increase in other noninterest income of $15.8 million for the nine months ended September 30, 2012 was due to the following:

•	Gains of $4.2 million on the sale of certain assets related to our equity management services business in the second quarter of 2012.

•
A $4.1 million increase in unused commitment fees, primarily resulting from the prospective reclassification of certain fees from interest income to noninterest income. The comparable amount of these fees included in interest income for the nine months ended September 30, 2011 was $3.0 million.

•
Currency revaluation losses of $0.1 million for the nine months ended September 30, 2012, compared to net losses of $2.7 million for the comparable 2011 period. The net losses of $0.1 million for the nine months ended September 30,

2012 were primarily due to the strengthening of the U.S. Dollar against the Rupee.
Noninterest Expense
A summary of noninterest expense for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Compensation and benefits	$79,262	$77,009	2.9%	$243,384	$232,529	4.7%
Professional services	17,759	16,122	10.2	48,880	43,000	13.7
Premises and equipment	11,247	7,220	55.8	28,230	19,572	44.2
Business development and travel	6,838	5,886	16.2	21,743	17,429	24.8
Net occupancy	5,666	4,967	14.1	16,667	14,163	17.7
Correspondent bank fees	3,000	2,336	28.4	8,528	6,701	27.3
FDIC assessments	2,836	2,302	23.2	8,065	7,940	1.6
Provision for unfunded credit commitments	(400)	2,055	(119.5)	1,264	2,131	(40.7)
Other	8,963	9,554	(6.2)	26,188	22,453	16.6
Total noninterest expense	$135,171	$127,451	6.1	$402,949	$365,918	10.1
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

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2012	2011	% Change	2012	2011	% Change
GAAP noninterest expense	$135,171	$127,451	6.1%	$402,949	$365,918	10.1%
Less: amounts attributable to noncontrolling interests	2,723	2,766	(1.6)	9,488	8,868	7.0
Less: net gain from note repurchases and termination of corresponding interest rate swaps	—	—	—	—	(3,123)	(100.0)
Non-GAAP noninterest expense, net of noncontrolling interests	$132,448	$124,685	6.2	$393,461	$360,173	9.2
GAAP taxable equivalent net interest income	$154,911	$135,938	14.0	$458,751	$387,673	18.3
Less: income attributable to noncontrolling interests	50	32	56.3	131	84	56.0
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	154,861	135,906	13.9	458,620	387,589	18.3
Non-GAAP noninterest income, net of noncontrolling interests	55,615	54,372	2.3	164,834	160,600	2.6
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$210,476	$190,278	10.6	$623,454	$548,189	13.7
Non-GAAP operating efficiency ratio (1)	62.93%	65.53%	(4.0)	63.11%	65.70%	(3.9)

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Compensation and benefits
Salaries and wages	$37,769	$33,342	13.3%	$113,391	$99,783	13.6%
Incentive compensation & ESOP	20,185	23,907	(15.6)	62,170	71,894	(13.5)
Other employee benefits (1)	21,308	19,760	7.8	67,823	60,852	11.5
Total compensation and benefits	$79,262	$77,009	2.9	$243,384	$232,529	4.7
Period-end full-time equivalent employees	1,602	1,504	6.5	1,602	1,504	6.5
Average full-time equivalent employees	1,594	1,478	7.8	1,572	1,428	10.1

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee related expenses.

Compensation and benefits expense was $79.3 million for the three months ended September 30, 2012, compared to $77.0 million for the comparable 2011 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $4.4 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 116 to 1,594 average FTEs in the third quarter of 2012, compared to 1,478 average FTE for the comparable 2011 period. The increase in headcount was primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

•	A decrease of $3.7 million in incentive compensation and ESOP expense primarily reflective of higher expenses in the third quarter of 2011 as a result of better than expected results for that period.
Compensation and benefits expense was $243.4 million for the nine months ended September 30, 2012, compared to $232.5 million for the comparable 2011 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $13.6 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 144 to 1,572 average FTEs in the nine months ended September 30, 2012, compared to 1,428 average FTEs for the comparable 2011 period. The increase in headcount was primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

•
An increase of $7.0 million in other employee benefits, primarily due to an increase in average FTEs, as well as an increase in 401(k) expenses driven by 2011 incentive compensation payouts during the first quarter of 2012, which were at higher levels than 2010 incentive compensation payouts in the first quarter of 2011.

•
A decrease of $9.7 million in incentive compensation and ESOP expense primarily reflective of higher expenses in the first nine months of 2011 as a result of better than expected results for that period.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $22.3 million and $73.9 million for the three and nine months ended September 30, 2012, respectively, compared to $26.5 million and $82.4 million for the comparable 2011 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $17.8 million and $48.9 million for the three and nine months ended September 30, 2012, respectively, compared to $16.1 million and $43.0 million for the comparable 2011 periods. The increases were to support our ongoing business and infrastructure initiatives.

Premises and Equipment
Premises and equipment expense was $11.2 million and $28.2 million for the three and nine months ended September 30, 2012, respectively, compared to $7.2 million and $19.6 million for the comparable 2011 periods. The increases were primarily due to increased spending to enhance and maintain our IT infrastructure.
Business Development and Travel
Business development and travel expense was $6.8 million and $21.7 million for the three and nine months ended September 30, 2012, respectively, compared to $5.9 million and $17.4 million for the comparable 2011 periods. The increases were primarily reflective of our increased focus on global initiatives and increased business development activity due to improving economic and business conditions.
(Reduction of ) Provision for Unfunded Credit Commitments
We recorded a reduction of provision for unfunded credit commitments of $0.4 million for the three months ended September 30, 2012, compared to $2.1 million for the comparable 2011 period. The reduction of provision for the three months ended September 30, 2012 was primarily due to improved credit performance across our client portfolio and a decrease in unfunded credit commitment balances of $42.5 million. We recorded a a provision of $1.3 million for the nine months ended September 30, 2012, respectively, compared to $2.1 million for the comparable 2011 period. The provision for the nine months ended September 30, 2012 was reflective of the increase in total unfunded credit commitments during the period.
Other Noninterest Expense
A summary of other noninterest expense for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Telephone	$1,619	$1,610	0.6%	$4,950	$4,376	13.1%
Client services	1,804	1,289	40.0	4,796	3,128	53.3
Data processing services	1,575	1,097	43.6	4,290	3,589	19.5
Tax credit fund amortization	941	1,212	(22.4)	2,961	3,366	(12.0)
Postage and supplies	591	641	(7.8)	1,844	1,725	6.9
Dues and publications	472	465	1.5	1,503	1,166	28.9
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	—	—	—	—	(3,123)	(100.0)
Other	1,961	3,240	(39.5)	5,844	8,226	(29.0)
Total other noninterest expense	$8,963	$9,554	(6.2)	$26,188	$22,453	16.6

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
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2012 and 2011, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income (1)	$(50)	$(32)	56.3%	$(131)	$(84)	56.0%
Noninterest income (1)	(14,416)	(43,487)	(66.8)	(32,258)	(114,276)	(71.8)
Noninterest expense (1)	2,723	2,766	(1.6)	9,488	8,868	7.0
Carried interest (2)	892	2,248	(60.3)	(2,568)	2,917	(188.0)
Net income attributable to noncontrolling interests	$(10,851)	$(38,505)	(71.8)	$(25,469)	$(102,575)	(75.2)

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.
Income Taxes
Our effective income tax expense rate was 40.2 percent for the three months ended September 30, 2012, compared to 41.6 percent for the comparable 2011 period. Our effective income tax expense rate was 40.2 percent for the nine months ended September 30, 2012, compared to 40.5 percent for the comparable 2011 period. The decreases in the tax rates were primarily attributable to lower taxes on foreign operations.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three and nine months ended September 30, 2012 and 2011:

Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$151,858	$133,946	13.4%	$441,542	$380,461	16.1%
Provision for loan losses	(7,787)	(3,883)	100.5	(29,946)	(3,222)	NM
Noninterest income	46,965	39,189	19.8	139,387	110,604	26.0
Noninterest expense	(97,846)	(92,350)	6.0	(292,580)	(262,932)	11.3
Income before income tax expense	$93,190	$76,902	21.2	$258,403	$224,911	14.9
Total average loans, net of unearned income	$7,159,609	$5,263,448	36.0	$6,559,036	$4,933,707	32.9
Total average assets	19,861,275	17,347,197	14.5	19,149,952	16,788,462	14.1
Total average deposits	17,881,175	15,573,886	14.8	17,240,715	15,063,215	14.5

NM—Not meaningful
Three months ended September 30, 2012 compared to the three months ended September 30, 2011
Net interest income from our Global Commercial Bank (“GCB”) increased by $17.9 million for the three months ended September 30, 2012, primarily due to a $20.1 million increase in loan interest income resulting mainly from an increase in average loan balances and a $6.2 million increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a $6.4 million decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $7.8 million for the three months ended September 30, 2012, compared to a provision of $3.9 million for the comparable 2011 period. The provision of $7.8 million in the third quarter of 2012 was primarily attributable to loan growth.
Noninterest income increased by $7.8 million for the three months ended September 30, 2012, primarily due to an increase in gains from debt fund investments, credit card fees and client investment fees. The increase in gains from debt fund investments was driven primarily by IPO and M&A activity and other valuation adjustments on investments within the funds. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity. The increase in client investment fees was primarily due to an increase in average client investment funds due to our clients’ increased utilization of our off-balance sheet sweep money market funds.
Noninterest expense increased by $5.5 million for the three months ended September 30, 2012, primarily due to an increase in salaries and wages and premises and equipment expense. The increase in salaries and wages was primarily due to an increase in the average number of FTEs at GCB, which increased by 109 to 1,259 for the three months ended September 30, 2012, compared to 1,150 for the comparable 2011 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment was primarily due to increased spending to enhance and maintain our IT infrastructure.
Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011
Net interest income from our Global Commercial Bank (“GCB”) increased by $61.1 million for the nine months ended September 30, 2012, primarily due to a $60.6 million increase in loan interest income resulting mainly from an increase in average loan balances and a $18.4 million increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a $15.5 million decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $29.9 million for the nine months ended September 30, 2012, compared to a provision of $3.2 million for the comparable 2011 period. The provision of $29.9 million for the nine months ended September 30, 2012 was primarily due to net charge-offs and loan growth. The provision for the comparable 2011 period was primarily due to loan growth, partially offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients.
Noninterest income increased by $28.8 million for the nine months ended September 30, 2012, primarily due to an increase in gains from debt fund investments, credit card fees and foreign exchange fees, as well as gains of $4.2 million on the sale of certain assets related to our equity management services business in the second quarter of 2012. The increase in gains from debt fund investments was driven primarily by IPO and M&A activity and other valuation adjustments on investments within the funds. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as higher number of trades.
Noninterest expense increased by $29.6 million for the nine months ended September 30, 2012, primarily due to an increase in salaries and wages, premises and equipment and professional services. The increase in salaries and wages was primarily due to an increase in the average number of FTEs at GCB, which increased by 116 to 1,234 for the nine months ended September 30, 2012, compared to 1,118 for the comparable 2011 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment was primarily due to increased spending to enhance and maintain our IT infrastructure. The increase in professional services was to support our ongoing business and infrastructure initiatives.
SVB Private Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$5,666	$5,513	2.8%	$16,147	$14,567	10.8%
Reduction of provision for loan losses	999	3,114	(67.9)	630	5,366	(88.3)
Noninterest income	149	128	16.4	457	351	30.2
Noninterest expense	(3,749)	(2,846)	31.7	(10,338)	(7,326)	41.1
Income before income tax expense	$3,065	$5,909	(48.1)	$6,896	$12,958	(46.8)
Total average loans, net of unearned income	$755,001	$684,613	10.3	$745,069	$637,443	16.9
Total average assets	758,988	685,308	10.8	749,500	637,854	17.5
Total average deposits	341,537	200,547	70.3	278,736	169,368	64.6
Three months ended September 30, 2012 compared to the three months ended September 30, 2011
Net interest income from SVB Private Bank remained relatively flat at $5.7 million for the three months ended September 30, 2012, resulting from an increase in loan interest income from an increase in average loan balances, partially offset by a decrease in the overall yield on our loan portfolio.
SVB Private Bank had a reduction of provision for loan losses of $1.0 million for the three months ended September 30, 2012, compared to a reduction of provision of $3.1 million for the comparable 2011 period. The reduction of provision for both periods was primarily due to net loan recoveries.
Noninterest expense increased by $0.9 million for the three months ended September 30, 2012, primarily due to an increase in professional services, net occupancy and compensation and benefits expense to support the growth of SVB Private Bank. The average number of FTEs at SVB Private Bank increased by 7 to 47 FTEs for the three months ended September 30, 2012, compared to 40 FTEs for the comparable 2011 period.
Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011
Net interest income from SVB Private Bank increased by $1.6 million for the nine months ended September 30, 2012, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.
SVB Private Bank had a reduction of provision for loan losses of $0.6 million for the nine months ended September 30, 2012, compared to a reduction of provision of $5.4 million for the comparable 2011 period. The reduction of provision for both periods was primarily due to net loan recoveries.
Noninterest expense increased by $3.0 million for the nine months ended September 30, 2012, primarily due to an increase in compensation and benefits expense resulting from an increase in the average number of FTEs at SVB Private Bank, which increased by 15 to 46 FTEs for the nine months ended September 30, 2012, compared to 31 FTEs for the comparable 2011 period. The increase in average FTEs was to support the growth of SVB Private Bank.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$6	$2	200.0%	$22	$6	NM%
Noninterest income	4,330	9,873	(56.1)	12,474	23,879	(47.8)
Noninterest expense	(3,562)	(3,860)	(7.7)	(8,970)	(10,113)	(11.3)
Income before income tax expense	$774	$6,015	(87.1)	$3,526	$13,772	(74.4)
Total average assets	$238,595	$238,949	(0.1)	$243,124	$225,041	8.0

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
Three months ended September 30, 2012 compared to the three months ended September 30, 2011
Noninterest income decreased by $5.5 million to $4.3 million for the three months ended September 30, 2012, primarily due to lower net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $1.7 million for the three months ended September 30, 2012, compared to net gains of $7.5 million for the comparable 2011 period. The net gains on investment securities of $1.7 million for the three months ended September 30, 2012 were primarily driven by valuation adjustments within our managed funds of funds and direct venture funds.

•	Fund management fees of $2.5 million for the three months ended September 30, 2012, compared to $2.7 million for the comparable 2011 period.
Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011
Noninterest income decreased by $11.4 million to $12.5 million for the nine months ended September 30, 2012, primarily due to lower net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $4.0 million for the nine months ended September 30, 2012, compared to net gains of $16.1 million for the comparable 2011 period. The net gains on investment securities of $4.0 million for the nine months ended September 30, 2012 were primarily driven by valuation adjustments and IPO and M&A activity within our managed funds of funds.

•	Fund management fees of $8.4 million for the nine months ended September 30, 2012, compared to $8.0 million for the comparable 2011 period.
Consolidated Financial Condition
Our total assets were $21.6 billion at September 30, 2012, an increase of $1.6 billion, or 8.1 percent, compared to $20.0 billion at December 31, 2011. Below is a summary of the individual components driving the increase.
Cash and Cash Equivalents
Cash and cash equivalents totaled $906.7 million at September 30, 2012, a decrease of $208.3 million, or 18.7 percent, compared to $1.1 billion at December 31, 2011. The decrease was primarily due to the investment of cash previously held at the FRB into available-for-sale securities as well as to fund loan growth, partially offset by deposit growth from both new and existing clients.
As of September 30, 2012 and December 31, 2011, $139.1 million and $100.1 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $187.6 million and $371.5 million, respectively.

Investment Securities
Investment securities totaled $12.2 billion at September 30, 2012, an increase of $671.1 million, or 5.8 percent, compared to $11.5 billion at December 31, 2011. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $671.1 million million included an increase of $511.7 million in available-for-sale securities and an increase of $159.4 million in non-marketable securities. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $11.0 billion at September 30, 2012, an increase of $511.7 million, or 4.9 percent, compared to $10.5 billion at December 31, 2011. The increase was primarily due to purchases of new investments of $2.9 billion, partially offset by paydowns of $2.0 billion and sales of $315.7 million. The purchases of new investments of $2.9 billion were primarily comprised of fixed-rate agency-issued mortgage securities and fixed-rate agency debentures. The paydowns of securities of $2.0 billion were comprised of $1.5 billion in fixed-rate securities and $488.4 million in variable-rate securities. The sales of $315.7 million were comprised entirely of U.S. agency securities. The proceeds from the sales and paydowns were used primarily to fund loan growth and reduce overnight borrowings.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At September 30, 2012, our estimated portfolio duration was 1.6 years, compared to 1.8 years at December 31, 2011.
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
Non-marketable securities were $1.2 billion at September 30, 2012, an increase of $159.4 million, or 15.9 percent, compared to $1.0 billion at December 31, 2011. The increase was primarily attributable to the funding of our capital contribution of $79.7 million to our joint venture bank in China in the second quarter of 2012, as well as to capital calls (net of distributions) from noncontrolling interests of $64.0 million. The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$658,409	$76,541	$611,824	$77,674
Other venture capital investments (2)	118,622	10,998	124,121	11,333
Other investments	—	—	987	493
Non-marketable securities (equity method accounting):
Other investments	141,761	141,761	68,252	68,252
Low income housing tax credit funds	66,806	66,806	34,894	34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	158,275	158,275	145,007	145,007
Other investments	19,942	19,942	19,355	19,355
Total non-marketable securities	$1,163,815	$474,323	$1,004,440	$357,008

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$35,963	$4,518	$39,567	$4,970
SVB Strategic Investors Fund II, LP	103,302	8,854	122,619	10,510
SVB Strategic Investors Fund III, LP	208,809	12,259	218,429	12,824
SVB Strategic Investors Fund IV, LP	161,082	8,054	122,076	6,104
Strategic Investors Fund V Funds	28,908	69	8,838	31
SVB Capital Preferred Return Fund, LP	51,460	12,137	42,580	11,571
SVB Capital—NT Growth Partners, LP	61,253	24,291	43,958	20,176
SVB Capital Partners II, LP	1,341	68	2,390	121
Other private equity fund	6,291	6,291	11,367	11,367
Total venture capital and private equity fund investments	$658,409	$76,541	$611,824	$77,674

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$16,737	$1,790	$17,878	$1,912
SVB Capital Partners II, LP	55,686	2,828	61,099	3,103
SVB India Capital Partners I, LP	42,713	6,144	42,832	6,162
SVB Capital Shanghai Yangpu Venture Capital Fund	3,486	236	2,312	156
Total other venture capital investments	$118,622	$10,998	$124,121	$11,333
Loans
Loans, net of unearned income were $8.2 billion at September 30, 2012, an increase of $1.2 billion, or 17.5 percent, compared to $7.0 billion at December 31, 2011. Unearned income was $73.8 million at September 30, 2012, compared to $60.2 million at December 31, 2011. Total gross loans were $8.3 billion at September 30, 2012, an increase of $1.2 billion, or 17.6 percent, compared to $7.0 billion at December 31, 2011. The increase came primarily from sponsor-led buyouts in the software niche and from our venture capital/private equity clients for capital calls. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$2,983,420	36.1%	$2,517,890	35.8%
Hardware	1,205,059	14.6	961,869	13.7
Venture capital/private equity	1,408,346	17.0	1,128,520	16.1
Life science	1,038,327	12.6	872,413	12.4
Premium wine	135,194	1.6	131,552	1.9
Other	313,177	3.8	345,588	4.9
Total commercial loans	7,083,523	85.7	5,957,832	84.8
Real estate secured loans:
Premium wine	380,555	4.6	347,241	4.9
Consumer loans	609,525	7.4	533,817	7.6
Total real estate secured loans	990,080	12.0	881,058	12.5
Construction loans	48,505	0.6	30,319	0.4
Consumer loans	144,060	1.7	161,112	2.3
Total gross loans	$8,266,168	100.0%	$7,030,321	100.0%
Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of September 30, 2012:

	September 30, 2012
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$962,244	$494,159	$597,429	$649,737	$279,851	$2,983,420
Hardware	309,492	226,336	215,746	189,473	264,012	1,205,059
Venture capital/private equity	272,026	195,009	256,842	213,924	470,545	1,408,346
Life science	261,927	230,260	193,432	198,668	154,040	1,038,327
Premium wine (1)	67,835	37,129	24,230	6,000	—	135,194
Other	116,116	53,993	86,049	25,440	31,579	313,177
Commercial loans	1,989,640	1,236,886	1,373,728	1,283,242	1,200,027	7,083,523
Real estate secured loans:
Premium wine (1)	109,090	94,323	102,799	42,843	31,500	380,555
Consumer loans (2)	512,339	53,513	43,673	—	—	609,525
Real estate secured loans	621,429	147,836	146,472	42,843	31,500	990,080
Construction loans	17,516	30,989	—	—	—	48,505
Consumer loans (2)	48,698	50,362	—	—	45,000	144,060
Total gross loans	$2,677,283	$1,466,073	$1,520,200	$1,326,085	$1,276,527	$8,266,168

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.
At September 30, 2012, gross loans (individually or in the aggregate) totaling $2.6 billion, or 31.5 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 85 clients, and of these loans, none were on nonaccrual status as of September 30, 2012.

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
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 9 percent of total gross loans at September 30, 2012, compared to approximately 8 percent at December 31, 2011. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At September 30, 2012, our lending to venture capital/private equity firms represented 17.0 percent of total gross loans, compared to 16.1 percent of total gross loans at December 31, 2011. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At September 30, 2012, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.5 percent and 5.0 percent, respectively, of total gross loans, compared to 8.8 percent and 5.4 percent, respectively at December 31, 2011. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 44.4 percent of our outstanding total gross loan balances as of September 30, 2012 were to borrowers based in California compared to 43.7 percent as of December 31, 2011. Other than California, there are no states with balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2011 Form 10-K.
Credit Quality Indicators
As of September 30, 2012, our criticized and impaired loans represented 6.6 percent of our total gross loans. This compares to 8.5 percent at December 31, 2011. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up approximately 9 percent of our loan portfolio. It is common for an early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	September 30, 2012	December 31, 2011
Gross nonperforming, past due, and restructured loans:
Loans past due 90 days or more still accruing interest	$5,000	$—
Impaired loans	39,397	36,617
Performing TDRs	963	2,100
Nonperforming loans as a percentage of total gross loans	0.48%	0.52%
Nonperforming assets as a percentage of total assets	0.18	0.18%
Allowance for loan losses	$101,524	$89,947
As a percentage of total gross loans	1.23%	1.28%
As a percentage of total gross nonperforming loans	257.69	245.64
Allowance for loan losses for impaired loans	$6,003	$3,707
As a percentage of total gross loans	0.07%	0.05%
As a percentage of total gross nonperforming loans	15.24	10.12
Allowance for loan losses for total gross performing loans	$95,521	$86,240
As a percentage of total gross loans	1.16%	1.23%
As a percentage of total gross performing loans	1.16	1.23
Total gross loans	$8,266,168	$7,030,321
Total gross performing loans	8,226,771	6,993,704
Reserve for unfunded credit commitments (1)	23,075	21,811
As a percentage of total unfunded credit commitments	0.26%	0.27%
Total unfunded credit commitments (2)	$8,710,228	$8,067,570

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans decreased to 1.23 percent at September 30, 2012 from 1.28 percent at December 31, 2011. The decrease is primarily reflective of the strong performance of our performing loan portfolio as our allowance for loan losses for total gross performing loans as a percentage of total gross performing loans decreased from 1.23 percent at December 31, 2011 to 1.16 percent at September 30, 2012.
Our nonperforming loans were $39.4 million at September 30, 2012, compared to $36.6 million at December 31, 2011. The increase of $2.8 million was primarily due to the addition of two nonperforming hardware loans that had a combined impaired balance of $24.5 million at September 30, 2012, partially offset by paydowns of $22.3 million on impaired loans. The allowance for loan losses related to impaired loans was $6.0 million at September 30, 2012 compared to $3.7 million at December 31, 2011.
Average impaired loans for the three and nine months ended September 30, 2012 were $30.6 million and $34.6 million, respectively, compared to $39.9 million and $36.9 million for the comparable 2011 periods. If the impaired loans had not been impaired, $0.7 million and $1.8 million in interest income would have been recorded for the three and nine months ended September 30, 2012, respectively, compared to $0.9 million and $2.5 million for the comparable 2011 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at September 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011	% Change
Derivative assets, gross (1)	$94,578	$97,693	(3.2)%
Accrued interest receivable	62,441	58,108	7.5
FHLB and FRB stock	39,301	39,189	0.3
Foreign exchange spot contract assets, gross	37,769	86,610	(56.4)
Accounts receivable	15,470	49,076	(68.5)
Prepaid FDIC assessments	1,880	8,776	(78.6)
Other assets	48,155	37,402	28.7
Total accrued interest receivable and other assets	$299,594	$376,854	(20.5)

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $48.8 million was primarily due to decreased client trade activity at period-end, and is consistent with the decrease in foreign exchange spot contract liabilities (see “Other Liabilities” section below).
Accounts Receivable
The decrease in accounts receivable of $33.6 million from December 31, 2011 was primarily due to a decrease in unsettled client trades related to our off-balance sheet sweep money market funds.
Prepaid FDIC Assessments
In 2009 the FDIC required insured financial institutions to prepay their estimated quarterly risk-based assessments for 2010 through 2012. The decrease of $6.9 million from December 31, 2011 was due to the amortization of this prepayment during the nine months ended September 30, 2012.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at September 30, 2012 and December 31, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011	% Change
Assets:
Equity warrant assets	$70,478	$66,953	5.3%
Foreign exchange forward and option contracts	13,116	18,326	(28.4)
Interest rate swaps	9,508	11,441	(16.9)
Loan conversion options	1,240	923	34.3
Client interest rate derivatives	236	50	NM
Total derivatives assets	$94,578	$97,693	(3.2)
Liabilities:
Foreign exchange forward and option contracts	$(12,476)	$(16,816)	(25.8)
Client interest rate derivatives	(247)	(52)	NM
Total derivatives liabilities	$(12,723)	$(16,868)	(24.6)

NM—Not meaningful
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At September 30, 2012, we held warrants in 1,248 companies, compared to 1,174 companies at December 31, 2011. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Balance, beginning of period	$74,405	$56,941	$66,953	$47,565
New equity warrant assets	3,649	3,090	10,803	10,386
Non-cash (decreases) increases in fair value	(1,618)	3,532	6,205	13,088
Exercised equity warrant assets	(5,706)	(4,654)	(12,059)	(10,826)
Terminated equity warrant assets	(252)	(386)	(1,424)	(1,690)
Balance, end of period	$70,478	$58,523	$70,478	$58,523
Interest Rate Swaps
For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at September 30, 2012 and December 31, 2011 amounted to $0.6 million and $1.5 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments”

of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Deposits
Deposits were $17.7 billion at September 30, 2012, an increase of $1.0 billion, or 6.1 percent, compared to $16.7 billion at December 31, 2011. The increase is primarily due to the addition of new clients. At September 30, 2012, 28.9 percent of our total deposits were interest-bearing deposits, compared to 29.0 percent at December 31, 2011.
At September 30, 2012, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $124.9 million, compared to $126.0 million at December 31, 2011. At September 30, 2012, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Long-Term Debt
At September 30, 2012, we had long-term debt of $458.3 million, compared to $603.6 million at December 31, 2011. At September 30, 2012, long-term debt included our 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. Our 5.70% Senior Notes matured on June 1, 2012 and we repaid all outstanding principal, including unpaid and accrued interest, in cash upon maturity. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Other Liabilities
A summary of other liabilities at September 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011	% Change
Foreign exchange spot contract liabilities, gross	$62,698	$152,727	(58.9)%
Accrued compensation	68,326	114,472	(40.3)
Deferred tax liabilities	45,179	7,975	NA
Reserve for unfunded credit commitments	23,075	21,811	5.8
Derivative liabilities, gross (1)	12,723	16,868	(24.6)
Other	118,037	91,468	29.0
Total other liabilities	$330,038	$405,321	(18.6)

NM—Not meaningful

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $90.0 million was primarily due to decreased client trade activity at period-end, and is consistent with the decrease in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $46.1 million was primarily the result of 2011 incentive compensation payouts during the first quarter of 2012, partially offset by additional accruals for the nine months ended September 30, 2012.
Deferred Tax Liabilities
The increase in deferred tax liabilities of $37.2 million was primarily due to an increase in unrealized gains on available-for-sale securities resulting from a general decline in market interest rates.
Other Liabilities
The increase in other liabilities of $26.6 million was primarily due to a $27.7 million increase in tax credit fund investments payable which is a result of additional commitments to invest in certain tax credit funds which we have not yet funded.

Noncontrolling Interests
Noncontrolling interests totaled $770.4 million and $681.0 million at September 30, 2012 and December 31, 2011, respectively. The increase of $89.4 million was primarily due to $64.0 million of contributed capital (net of distributions) from investors in our managed funds and net income attributable to noncontrolling interests of $25.5 million for the nine months ended September 30, 2012, primarily from our managed funds of funds.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$11,924,755	$841,722	$11,372,081	$799,962
As a percentage of total assets	55.3%	3.9%	56.9%	4.0%
Liabilities carried at fair value	$12,723	$—	$16,868	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	92.9%	7.1%	93.0%	7.0%
As of September 30, 2012, our available-for-sale securities, consisting of agency-issued mortgage-backed securities, agency-issued collateralized mortgage obligations, U.S. agency debentures, U.S. treasury securities and municipal bonds and notes, totaled $11.0 billion, or 92.6 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $10.5 billion, or 92.6 percent, as of December 31, 2011. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
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
During the three and nine months ended September 30, 2012, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $14.6 million and $43.8 million (which is inclusive of noncontrolling interest), respectively, primarily due to valuation increases in underlying fund investments in our managed funds, as well as gains from liquidity events and distributions and gains from our equity warrant assets. During the three and nine months ended September 30, 2011, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $57.5 million and $152.0 million, respectively, (which is inclusive of noncontrolling interest).
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $1.8 billion at September 30, 2012, an increase of $215.5 million, or 13.7 percent compared to $1.6 billion at December 31, 2011. This increase was primarily the result of net income of $124.7 million for the nine months ended September 30, 2012 and an increase in additional-paid-in-capital of $54.2 million primarily from stock option exercises and amortization of share based compensation expense during the nine months ended September 30, 2012.
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
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2012 and December 31, 2011. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	September 30, 2012	December 31, 2011	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio (1)	14.34%	13.95%	10.0%	8.0%
Tier 1 risk-based capital ratio (1)	13.07	12.62	6.0	4.0
Tier 1 leverage ratio	8.02	7.92	N/A	4.0
Tangible common equity to tangible assets ratio (2)(3)	8.27	7.86	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)(3)	13.93	13.25	N/A	N/A
Bank:
Total risk-based capital ratio (1)	12.70%	12.33%	10.0%	8.0%
Tier 1 risk-based capital ratio (1)	11.41	10.96	6.0	4.0
Tier 1 leverage ratio	7.00	6.87	5.0	4.0
Tangible common equity to tangible assets ratio (2)(3)	7.61	7.18	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)(3)	12.40	11.75	N/A	N/A

(1)	Our risk-weighted assets at September 30, 2012 reflect a refinement in our determination of certain unfunded credit commitments related to the contractual borrowing base.

(2)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(3)
The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our total risk based capital (includes tier 1 and tier 2 capital components) ratios for both SVB Financial and the Bank increased compared to December 31, 2011 reflective of growth in retained earnings, largely offset by continued growth in assets. Additionally, during the third quarter of 2012, we refined our determination of certain unfunded credit commitments related to the contractual borrowing base, which increased these ratios by approximately 40 basis points. Our tier 1 leverage ratios for both SVB Financial and the Bank increased compared to December 31, 2011 due to growth in retained earnings and additional-paid-in-capital, the impact of which was partially offset by continued growth in assets. All of our capital ratios are above the levels to be considered “well capitalized”.
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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
GAAP SVBFG stockholders’ equity	$1,784,924	$1,569,392	$1,547,061	$1,346,854
Less:
Intangible assets	—	601	—	—
Tangible common equity	$1,784,924	$1,568,791	$1,547,061	$1,346,854
GAAP Total assets	$21,576,934	$19,968,894	$20,325,446	$18,758,813
Less:
Intangible assets	—	601	—	—
Tangible assets	$21,576,934	$19,968,293	$20,325,446	$18,758,813
Risk-weighted assets (1)	$12,812,798	$11,837,902	$12,478,371	$11,467,401
Tangible common equity to tangible assets	8.27%	7.86%	7.61%	7.18%
Tangible common equity to risk-weighted assets	13.93	13.25	12.40	11.75

(1)	Our risk-weighted assets at September 30, 2012 reflect a refinement in our determination of risk rating for certain unfunded credit commitments related to the contractual borrowing base.
For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios increased due to an increase in retained earnings, an increase in accumulated other comprehensive income from increases in the fair value of our available-for-sale securities portfolio, and an increase in additional-paid-in-capital from stock option exercises, stock purchases under our ESPP plan, and ESOP contributions during the nine months ended September 30, 2012. This growth was partially offset by increases in both tangible and risk-weighted assets, which reflects our growth in period-end loan balances.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At September 30, 2012, our period-end total deposit balances increased by $1.0 billion to $17.7 billion, compared to $16.7 billion at December 31, 2011. The overall increase in deposit balances was primarily due to the addition of new clients and increased fundraising activity by our venture capital/private equity clients.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2012 and 2011, respectively. Please refer to our Interim Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 under Part I, Item 1 of this report for more details.

	Nine months ended September 30,
(Dollars in thousands)	2012	2011
Average cash and cash equivalents	$1,416,699	$2,227,242
Percentage of total average assets	6.8%	12.1%
Net cash provided by operating activities	$125,665	$90,188
Net cash used for investing activities	(1,811,355)	(2,445,892)
Net cash provided by financing activities	1,477,422	1,321,244
Net decrease in cash and cash equivalents	$(208,268)	$(1,034,460)
Average cash and cash equivalents decreased by $0.8 billion to $1.4 billion for the nine months ended September 30, 2012, compared to $2.2 billion for the comparable 2011 period. The decrease was primarily due to the investment of cash and cash equivalents into available-for-sale securities and to fund loan growth.

Cash provided by operating activities of $125.7 million for the nine months ended September 30, 2012 included strong operating income from the business and $33.3 million in net cash received from accounts receivable, partially offset by $40.6 million in net payouts of accrued compensation and $41.2 million to reduce our net foreign exchange spot contract position.
Cash used for investing activities of $1.8 billion for the nine months ended September 30, 2012 included $2.9 billion for purchases of available-for-sale securities, a $1.2 billion net increase in loans, $213.2 million for purchases of non-marketable securities and $31.5 million for purchases of premises and equipment. These cash outflows were partially offset by $2.4 billion from sales, maturities and paydowns of available-for-sale securities, $126.1 million from sales or distributions of non-marketable securities of and $8.0 million in recoveries from loans previously charged-off.
Cash provided by financing activities of $1.5 billion for the nine months ended September 30, 2012 included a $1.0 billion increase in deposits, $508.2 million from short-term borrowings, $64.0 million from capital contributions (net of distributions) from noncontrolling interests and $27.4 million from the issuance of common stock and ESPP. These cash inflows were offset by principal payments of $141.4 million upon maturity of our 5.70% Senior Notes.
Cash and cash equivalents at September 30, 2012 were $906.7 million, compared to $2.0 billion at September 30, 2011.

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
Effective January 1, 2012, we enhanced certain model assumptions related to the decay rates on our deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits. As a result we have recast prior period EVE and NII sensitivities to provide a more comparable basis for the current quarter’s analysis. The following table presents our EVE and NII sensitivity exposure at September 30, 2012 and December 31, 2011, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase/ (Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
September 30, 2012:
+200	$3,085,140	$376,854	13.9	$776,270	$110,903	16.7%
+100	2,799,547	91,261	3.4	713,433	48,066	7.2
—	2,708,286	—	—	665,367	—	—
-100	2,888,214	179,928	6.6	636,084	(29,283)	(4.4)
-200	2,910,414	202,128	7.5	632,976	(32,391)	(4.9)
December 31, 2011:
+200	$3,003,465	$508,947	20.4%	$735,740	$106,717	17.0%
+100	2,729,000	234,482	9.4	671,880	42,857	6.8
—	2,494,518	—	—	629,023	—	—
-100	2,619,182	124,664	5.0	592,325	(36,698)	(5.8)
-200	2,626,452	131,934	5.3	583,214	(45,809)	(7.3)
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
Our base case EVE at September 30, 2012 increased from December 31, 2011 by $213.8 million primarily due to the change in balance sheet mix, the growth in interest-earning assets and lower market yield curves. The asset growth was primarily due to an increase in loans and available-for-sale securities, which grew by $1.2 billion and $511.7 million, respectively. EVE sensitivity decreased in the simulated upward interest rate movement due to the addition of fixed rate available-for-sale securities and fixed rate loans, which partially offset the increase in deposits and variable rate loans. In the simulated downward interest rate movements, EVE sensitivity increased slightly due to the combined effects of lower yield curve and deposit rates being at or near their absolute floors thus muting the negative effects of the downward interest rate shocks.
12-Month Net Interest Income Simulation
Our expected 12-month NII at September 30, 2012 increased from December 31, 2011 by $36.3 million primarily due to growth of $1.2 billion in our loan portfolio. This growth was funded primarily by increases in deposit balances. NII sensitivity remained relatively unchanged in the simulated upward interest rate movements as the mix between our fixed and variable rate earning assets remained stable compared to December 31, 2011. In the simulated downward interest rate movements, the NII sensitivity decreased due to the current low rate environment as certain of our deposit and loan rates are at or near their floors and a decrease in variable-rate available-for-sale securities.
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

SVB Financial Group

Date: November 9, 2012	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 9, 2012	/s/ KAMRAN HUSAIN
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