Form 10-K
period 2012-12-31
SVB FINANCIAL GROUP
filed 2013-02-27
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to         .
Commission File Number: 000-15637

SVB FINANCIAL GROUP
(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3003 Tasman Drive, Santa Clara, California	95054-1191
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 654-7400
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	NASDAQ Global Select Market
Junior subordinated debentures issued by SVB Capital II and the guarantee with respect thereto	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $2,607,341,459.
At January 31, 2013, 44,758,956 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2013 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2012	Part III

Glossary of Frequently-used Acronyms in this Report

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
FTP – Funds Transfer Pricing
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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

Forward-Looking Statements
This Annual Report on Form 10-K, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:

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
In this Annual Report on Form 10-K, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

▪	Market and economic conditions (including interest rate environment, and levels of public offerings, mergers/acquisitions and venture capital financing activities) and the associated impact on us

▪	The sufficiency of our capital, including sources of capital (such as funds generated through retained earnings) and the extent to which capital may be used or required

▪	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

▪	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity

▪	The realization, timing, valuation and performance of equity or other investments

▪	The likelihood that the market value of our impaired investments will recover

▪	Our intent to sell our available-for-sale securities prior to recovery of our cost basis, or the likelihood of such

▪	The impact on our interest income from mortgage prepayment levels as it relates to our premium amortization expense

▪	Expected cash requirements for unfunded commitments to certain investments, including capital calls

▪
Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

▪	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

▪	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

▪	The level of loan and deposit balances

▪	The level of client investment fees and associated margins

▪	The profitability of our products and services, including loan yields, loan pricing, and interest margins

▪	Our strategic initiatives, including the expansion of operations and business activities in China, India, Israel, the UK and elsewhere domestically or internationally

▪	The expansion and growth of our noninterest income sources

▪	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

▪	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

▪	The realization of certain deferred tax assets, and of any benefit stemming from certain net operating loss carryforwards.

▪	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

▪	The condition and suitability of our properties

▪	The effect of application of accounting pronouncements and regulatory requirements

▪	The effect of lawsuits and claims

▪
Regulatory developments, including the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act (as defined below), Basel guidelines, capital requirements and other applicable laws and regulations

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our beliefs as well as our assumptions, and such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.
For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Annual Report on Form 10-K, except as required by law.

PART I.

ITEM 1.	BUSINESS
General
SVB Financial Group ("SVB Financial") is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to clients across the United States, as well as in key international entrepreneurial markets. For 30 years, we have been dedicated to helping entrepreneurs succeed, primarily in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them throughout their life cycles.
We offer commercial and private banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and is a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. Through our other subsidiaries and divisions, we also offer non-banking products and services, such as funds management, venture capital/private equity investments and business valuation services. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.
As of December 31, 2012, we had, on a consolidated basis, total assets of $22.8 billion, investment securities of $12.5 billion, total loans, net of unearned income, of $8.9 billion, total deposits of $19.2 billion and total SVB Financial Group (“SVBFG”) stockholders' equity of $1.8 billion.
We operate through 28 offices in the United States, as well as offices internationally in China, India, Israel and the United Kingdom. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400.
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
Through lending products and services, the Bank extends loans and other credit facilities to commercial clients. These loans are often secured by clients' assets. Lending products and services include traditional term loans, equipment loans, asset-based loans, revolving lines of credit, accounts-receivable-based lines of credit, capital call lines of credit and credit cards.
The Bank's deposit and cash management products and services provide commercial clients with short- and long-term cash management solutions. Deposit products include traditional deposit and checking accounts, certificates of deposit, money market accounts and sweep accounts. In connection with deposit services, the Bank provides lockbox and merchant services that facilitate timely depositing of checks and other payments to clients' accounts. Cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds quickly. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking.
The Bank's global banking and trade products and services facilitate clients' global finance and business needs. These products and services include foreign exchange services that allow commercial clients to manage their foreign currency needs and risks through the purchase and sale of currencies, swaps and hedges on the global inter-bank market. To facilitate clients'

international trade, the Bank offers a variety of loan and credit facilities guaranteed by the Export-Import Bank of the United States. The Bank also offers letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.
The Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets. Through its broker-dealer subsidiary, SVB Securities, the Bank offers clients access to investments in third party money market mutual funds and fixed-income securities. Through its registered investment advisory subsidiary, SVB Asset Management, the Bank offers investment advisory services, including outsourced treasury services, with customized cash portfolio management and reporting.
SVB Specialty Lending. SVB Specialty Lending provides banking products and services to our premium wine industry clients, including vineyard development loans, as well as community development loans made as part of our responsibilities under the Community Reinvestment Act.
SVB Analytics. SVB Analytics provides equity valuation services to private companies and venture capital/private equity firms.
Debt Fund Investments. Debt Fund Investments include our investments in debt funds in which we are a strategic investor: (i) Gold Hill funds, which provide secured debt to private companies of all stages, and (ii) Partners for Growth funds, which provide secured debt primarily to mid-stage and late-stage companies.
SVB Private Bank
SVB Private Bank is the private banking division of the Bank, which provides a range of personal financial solutions for consumers. Our clients are primarily venture capital/private equity professionals. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending. We also help our private banking clients meet their cash management needs by providing deposit account products and services, including checking, money market, certificates of deposit accounts, online banking, credit cards and other personalized banking services.
SVB Capital
SVB Capital is the venture capital investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages approximately $1.5 billion of funds, largely venture capital funds, primarily on behalf of third party limited partner investors, and on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of funds of funds and direct venture funds (or co-investment funds). SVB Capital generates income for the Company primarily through management fees, carried interest arrangements and returns through the Company's investments in the funds. Most of the funds managed by SVB Capital are consolidated into our financial statements. See Note 2-“Summary of Significant Accounting Policies-Principles of Consolidation and Presentation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
For more information about our three operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 in this report, and Note 20-“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Revenue Sources
Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2012 were $619.8 million and $335.5 million, respectively.
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
We derive substantially all of our revenue from U.S. clients.  We derived less than 10 percent of our total revenues from foreign clients for each of 2012, 2011 and 2010.
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
Technology and Life Sciences
We serve a variety of clients in the technology and life science industries. Our technology clients tend to be in the industries of hardware (semiconductors, communications and electronics), software, cleantech (energy generation, storage and efficiency) and related services. Our life science clients tend to be in the industries of biotechnology and medical devices. A key component of our technology and life science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:

•
Our SVB Accelerator practice focuses on serving our “emerging” or “early stage” clients. These clients are generally in the start-up or early stages of their life cycles. They are typically privately-held and funded by friends and family, “seed” or “angel” investors, or have gone through an initial round of venture capital financing. Typically, they are primarily engaged in research and development, have little or no revenue and may have only brought a few products or services to market. SVB Accelerator clients tend to have annual revenues below $5 million.

•
Our SVB Growth practice serves our “mid-stage” and “late-stage” clients. These clients are in the intermediate or later stages of their life cycles and are generally privately-held, and many are dependent on venture capital for funding. Some of these clients are in the more advanced stages of their life cycles and may be publicly held or poised to become publicly held. Our SVB Growth clients generally have a solid or more established product or service offering in the market, with more meaningful or considerable revenue. They also may be expanding globally. SVB Growth clients tend to have annual revenues between $5 million and $75 million.

•
Our SVB Corporate Finance practice serves primarily our large corporate clients, which are more mature and established companies. These clients are generally publicly-held or large privately-held companies, have a more sophisticated product or service offering in the market, and significant revenue. They also may be expanding globally. SVB Corporate Finance clients tend to have annual revenues over $75 million.

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
Premium Wine
We are one of the leading providers of financial services to premium wine producers across the Western United States, primarily in California's Napa Valley, Sonoma County and Central Coast regions, and the Pacific Northwest, with approximately 300 winery and vineyard clients. We focus on vineyards and wineries that produce grapes and premium wines.
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
Employees
As of December 31, 2012, we employed 1,615 full-time equivalent employees.

Supervision and Regulation
Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the stability of the US banking system as well as the protection of depositors and the Deposit Insurance Fund (“DIF”). This regulation is not intended for the benefit of our security holders. As a bank holding company and a financial holding company, SVB Financial is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Financial Institutions (“DFI”). In addition, and to the extent provided by law, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and the DIF. SVB Financial's other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal and state regulatory agencies, including the SEC and the Financial Industry Regulatory Authority (“FINRA”). In addition, we are subject to regulation by certain foreign regulatory agencies in international jurisdictions where we may conduct business, including the U.K., Israel, India and China. (See “International Regulation” below.)
The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Regulators, Congress, state legislatures and international consultative bodies continue to enact rules, laws and policies to regulate the financial services industry and public companies and to protect consumers and investors. The nature of these laws and regulations and the effect of such policies on the Company's business cannot be predicted and in some cases, may have a material and adverse effect on our business, financial condition, and/or results of operations.
Regulation of Parent: SVB Financial
Under the BHC Act, SVB Financial, as a bank holding company, is subject to the Federal Reserve's regulation and its authority to, among other things:

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

In addition, bank holding companies must serve as a source of financial strength to any bank subsidiary. In that regard, SVB Financial must have the ability to provide financial assistance to the Bank in the event of financial distress.
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
Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (“CRA”). In addition, a financial holding company is also required to be well capitalized and well managed. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.
Because we are a holding company, our rights and the rights of our creditors and security holders to participate in the assets of any of our subsidiaries upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors, except to the extent we may ourselves be a creditor with recognized claims against the subsidiary. In addition, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to us or to our non-bank subsidiaries, including certain investment funds to which the Bank serves as an investment adviser, whether in the form of loans or other extensions of credit, including a purchase of assets subject to an agreement to repurchase, securities investments, the borrowing or lending of securities to the extent that the transaction causes the Bank or a subsidiary to have credit exposure to the affiliate, or certain other specified types of transactions, as discussed in further detail below. Furthermore, loans and other extensions of credit by the Bank to us or any of our non-bank subsidiaries are required to be secured by specified amounts of collateral and are required to be on terms and conditions consistent with safe and sound banking practices.
SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by and may be required to file reports with the DFI.
Securities Registration and Listing
SVB Financial's securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. As such, SVB Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, Inc.
As a public company, SVB Financial is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosure controls and procedures and internal control over financial reporting.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The events of the past several years led to numerous new laws and regulatory pronouncements in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States. The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

•	Capital standards applicable to bank holding companies may be no less stringent than those applied to insured depository institutions;

•
Annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billon assets, as well as risk committees of its board of directors that include a risk expert, and such requirements may have the effect of establishing new best practices standards for banks below that size, such as SVB Financial Group;

•
Repeal of the federal prohibition (Regulation Q) on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

•
The establishment of the Consumer Finance Protection Bureau (the “CFPB”) with responsibility for promulgating and enforcing regulations designed to protect consumers' financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions;

•	The CFPB to directly examine those financial institutions with $10 billion or more in assets for compliance with the regulations promulgated by the CFPB;

•
Limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds; and

•
The establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

As required by the Dodd-Frank Act, federal regulators published for comment proposed regulations to (i) increase capital requirements on banks and bank holding companies, and (ii) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which would significantly restrict certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing. Final rules are expected in 2013.
Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on SVB Financial, our customers or the financial industry more generally. Individually and collectively, proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect our businesses, financial conditions and results of operations. Provisions in the legislation requiring revisions to the capital requirements of SVB Financial and the Bank could require SVB Financial and/or the Bank to seek additional sources of capital in the future.
Regulation of Silicon Valley Bank
The Bank is a California state-chartered bank, a member and stockholder of the Federal Reserve and a member of the FDIC. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the Federal Reserve, as the Bank's primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DFI or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the Federal Reserve, and separately FDIC as insurer of the Bank's deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•	Require prior approval for senior executive officer and director changes;

•	Direct an increase in capital and the maintenance of specific minimum capital ratios which may preclude the Bank from being deemed well capitalized for regulatory purposes;

•	Restrict the Bank's growth geographically, by products and services, or by mergers and acquisitions;

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
California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank continues to be in satisfactory compliance with the CRA.
Regulatory Capital
The federal banking agencies have adopted guidelines governing risk-based capital and allowable leverage capital levels for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements.

Under current capital guidelines, banking organizations are required to maintain certain minimum risk-based capital ratios, which are calculated by dividing a banking organization's qualifying capital by its risk-weighted assets (including both on- and off-balance sheet assets). Risk-weighted assets are calculated by assigning assets and off-balance sheet items to broad risk categories. Qualifying capital is classified depending on the type of capital. For SVB Financial:

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

As a bank holding company, SVB Financial is subject to three capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be classified as “adequately capitalized”, the minimum required ratios for bank holding companies and banks are eight percent, four percent and four percent, respectively. Additionally, for SVB Financial to remain a financial holding company, the Bank must at all times be “well-capitalized,” which requires the Bank to have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Moreover, maintaining SVB Financial at “well-capitalized” status provides certain benefits to SVB Financial, such as the ability to repurchase stock without prior regulatory approval. To be “well-capitalized,” SVB Financial must at all times have a total risk-based and Tier 1 risk-based capital ratio of at least ten percent and six percent, respectively. There is no current Tier 1 leverage requirement for SVB Financial to be deemed “well-capitalized”. As of December 31, 2012, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes.
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
SVB Financial is also currently subject to rules that govern the regulatory capital treatment of equity investments in non-financial companies made on or after March 13, 2000 and held under certain specified legal authorities by a bank or bank holding company. Under the rules, these equity investments will be subject to a separate capital charge that will reduce SVB Financial's Tier 1 capital and, as a result, will remove these assets from being taken into consideration in establishing SVB Financial's required capital ratios discussed above.
Banking organizations must have appropriate capital planning processes, with proper oversight from the Board of Directors. Accordingly, pursuant to a separate supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, stating that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions.
Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds
The “Volcker Rule” under the Dodd-Frank Act restricts a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain funds, including hedge or private equity funds. Proposed implementing regulations for the Volcker Rule were issued, and final rules, which the Dodd-Frank Act directed to be completed by July 2012, have not yet been issued but are expected in 2013. In a separate rulemaking process, regulators issued a final rule setting forth the schedule for affected entities to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule. Pursuant to that “conformance period” rulemaking, banking entities generally have two years from the effective date of the Volcker Rule to bring their activities into compliance with the Volcker Rule. The conformance period applicable to investment in or sponsorship of covered funds may be extended, and in the case of certain illiquid funds, may extend to as long as ten years from the effective date of the Volcker Rule.

Subject to certain exceptions, the Volcker Rule prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as trading in U.S. government or agency obligations, or certain other U.S. state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Based on this definition and the exceptions provided under the currently proposed regulations, we do not believe that we engage in any proprietary trading that would be prohibited under the Volcker Rule.
Additionally, subject to certain exceptions, the rule prohibits a banking entity from sponsoring or investing in certain funds, including a hedge fund or private equity fund. While a banking entity may “organize and offer” a hedge fund or private equity fund if certain conditions are met, it may not “sponsor” a covered fund, nor may it acquire or retain an equity partnership or other ownership interest in a fund except for certain limited investments. The Volcker Rule also imposes certain investment limits on banking entities. When effective, the Volcker Rule is expected to limit covered banking entities to a de minimis investment in a hedge fund or private equity fund. Such a de minimis investment will be defined by the rules to be immaterial to the banking entity but in no case may the aggregate investments of a banking entity in hedge funds and private equity funds comprise more than three percent of the institution's Tier 1 capital. During the transition period, Federal banking regulators may impose additional capital requirements and other restrictions on any equity, partnership, or ownership interest in or sponsorship of a hedge fund or private equity fund by a banking entity.
Based on the regulations as currently proposed, the Volcker Rule prohibitions would apply to SVB Financial, the Bank or any affiliate of SVB Financial or the Bank (including SVB Capital and our strategic fund investments), unless an exception applies. Based on the proposed rules, SVB Financial maintains investments in certain venture capital and private equity funds that may exceed three percent of its Tier 1 capital and/or may be determined to be material. In the absence of a change to the current Volcker Rule proposal, SVB Financial (including its affiliate SVB Capital) may be required to reduce the level of its investments in covered funds, would be prohibited from serving as the “sponsor” of funds and would be required to forego investment opportunities in certain funds in the future. SVB Financial would be obligated to come into conformance with all these requirements in a period of time to be determined by regulators but not to exceed ten years from the effective date of the Dodd-Frank Act.
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
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as the Basel Capital Adequacy Accords or Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%. Basel III increases (a) the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, (b) increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and (c) introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3.0%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards are expected to be phased in over a multi-year period. The final package of Basel III reforms was published at the end of 2010, and is subject to individual adoption by member nations, including the United States.
In June 2012, the Federal Reserve Board issued proposed rules intended to help ensure banks maintain strong capital positions, enabling them to continue lending to creditworthy households and businesses even after unforeseen losses and during severe economic downturns. Taken together, the proposals would implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Act.
In particular, the notice of proposed rulemaking (“NPR”) entitled Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions, would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Consistent with the international Basel framework, this NPR would:

•
Increase the quantity and quality of capital required by proposing a new minimum common equity tier 1 ratio of 4.5 percent of risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, and raise the minimum tier 1 capital ratio from 4 percent to 6 percent of risk-weighted assets;

•
Revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses, including the elimination of trust preferred securities as a component of tier 1 capital over a multi-year period;

•	Establish limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or "buffers," of common equity tier 1 capital are not met; and

•	Introduce a supplementary leverage ratio for internationally active banking organizations.
The Basel III proposal would also revise the Board's prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Prompt corrective action is an enforcement framework used by supervisors to constrain the activities of banking organizations based on the level of regulatory capital.
Additionally, the NPR entitled Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirements, also would apply to all banking organizations. This NPR would revise and harmonize the Board's rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years.
To promote short-term resilience of a bank's liquidity risk profile, the Basel Committee developed the Liquidity Coverage Ratio (“LCR”). This standard aims to ensure that a bank has an adequate stock of unencumbered high quality liquid assets consisting of cash or assets that can be converted into cash at little or no loss of value in private markets to meet its liquidity needs for a 30 calendar day liquidity stress scenario. The LCR is the ratio of the “stock of high-quality liquid assets” to “total net cash outflows over the next 30 calendar days.” In January 2013, amendments were adopted to the liquidity coverage ratio to begin on January 1, 2015, and will start with a minimum LCR requirement at 60%, rising in equal annual steps of 10 percentage points to reach 100% on January 1, 2019.
We believe the Federal Reserve is likely to implement changes to the capital adequacy and liquidity standards applicable to SVB Financial and the Bank in light of Basel III and the overall regulatory environment, which would increase the capital requirements of financial institutions generally, including SVB Financial and the Bank.
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
The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DFI.
Safety and Soundness Guidelines
Banking regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees and benefits. In addition, the banking regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.
Restrictions on Dividends
Dividends from the Bank constitute a primary source of cash for SVB Financial. The Bank is subject to various federal and state statutory and regulatory restrictions on its ability to pay dividends, including applicable provisions of the California Financial Code and the prompt corrective action regulations. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as “undercapitalized.”
It is the Federal Reserve's policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also the Federal Reserve's policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
Transactions with Affiliates
Transactions between the Bank and its operating subsidiaries (such as SVB Securities and SVB Asset Management) on the one hand, and the Bank's affiliates (such as SVB Financial, SVB Analytics, or an entity affiliated with SVB Capital) on the other, are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. The Dodd-Frank Act further extended the definition of an “affiliate” to include any investment fund to which the Bank or an affiliate serves as an investment adviser. More specifically, these restrictions, contained in the Federal Reserve's Regulation W, prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank's capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank's capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, including a purchase of assets subject to an agreement to repurchase; a purchase of or investment in securities issued by an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; the borrowing or lending of securities where the Bank has credit exposure to the affiliate; the acceptance of “other debt obligations” of an affiliate as collateral for a loan to a third party; any derivative transaction that causes the Bank to have credit exposure to an affiliate; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. After a transition period, the Dodd-Frank Act treats credit exposure from derivative transactions as a covered transaction. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times.
Loans to Insiders
Extensions of credit by the Bank to insiders of both the Bank and SVB Financial are subject to prohibitions and other restrictions imposed by the Federal Reserve's Regulation O. For purposes of these limits, “insiders” include directors, executive officers and principal stockholders of the Bank or SVB Financial and their related interests. The term “related interest” means a company controlled by a director, executive officer or principal stockholder of the Bank or SVB Financial. The Bank may not extend credit to an insider of the Bank or SVB Financial unless the loan is made on substantially the same terms as, and subject to credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions with non-insiders. Under federal banking regulations, the Bank may not extend credit to insiders in an amount, when aggregated with all other extensions of credit, is greater than $500,000 without prior approval from the Bank's Board of Directors approval (with any interested person abstaining from participating directly or indirectly in the voting). California law, the federal regulations and the Dodd-Frank Act place additional restrictions on loans to executive officers, and generally prohibit loans to executive officers other than for certain specified purposes. The Bank is required to maintain records regarding insiders and extensions of credit to them.
Premiums for Deposit Insurance
The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. In recent years, due to higher levels of bank failures, the FDIC's resolution costs increased, which depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC increased assessment rates of insured institutions and may continue to do so in the future. In 2009, the FDIC also adopted a requirement of institutions to prepay their assessment fees through 2012. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any changes in FDIC insurance premiums may have a material effect on our results of operations.
All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017 through 2019.
Other Regulations
The Bank is subject to many federal consumer protection statutes and regulations, such as the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various federal and state privacy protection laws. Penalties for violating these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements and orders to halt expansion/existing activities. The Bank and SVB Financial are also subject to federal and state laws prohibiting unfair, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
Regulations have significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for SVB Financial and the Bank.
In recent years, examination and enforcement by the state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. The advent of the CFPB further heightens oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns and new powers and authority of the CFPB, the Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local community.
Regulation of Certain Subsidiaries
SVB Asset Management is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. SVB Securities is registered as a broker-dealer with the SEC and is subject to regulation by the SEC and FINRA. SVB Securities is also a member of the Securities Investor Protection Corporation. As a broker-dealer, it is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, SVB Securities is required to maintain the minimum net capital deemed necessary to meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities. In addition, following completion of various studies on investment advisers and broker-dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC's examination authority over investment advisers, which may have an impact on SVB Asset Management that we cannot currently assess.
International Regulation
Our international-based subsidiaries and global activities, including our a banking branch in the United Kingdom, our joint venture bank in China and our non-bank financial company in India, are subject to the respective laws and regulations of those countries. This includes laws and regulations promulgated by the Financial Services Authority in the United Kingdom, the China Banking Regulatory Commission and the Reserve Bank of India.
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
Our loan portfolio has a credit profile different from that of most other banking companies. The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for emerging, early-stage and mid-stage companies, many of our loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Due to the overall weakening of the economic environment from 2008, venture capital financing activity, as well as M&As and IPOs - activities on which venture capital firms rely to “exit” investments to realize returns --- slowed in a meaningful manner. While there has been some improvement in overall economic conditions since then, particularly during the past few years, if economic conditions worsen or do not continue to improve, such activities may slow down even further, which may impact the financial health of our client companies. Venture capital firms may continue to provide financing in a more selective manner, at lower levels, and/or on less favorable terms, any of which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in the technology and life science industry sectors, a borrower's financial position can deteriorate rapidly.
In our portfolios of corporate technology and other large corporate clients, some of our loans may be made to companies with greater levels of debt relative to their equity. We have been continuing to increase our efforts to lend to larger clients, as well as to make larger loans. These larger loans include loans equal to or greater than $20 million to a single client, which has over time represented an increasingly larger proportion of our total loan portfolio. Additionally, in recent periods, we have increased our efforts to make sponsor-led buyout loans, which are leveraged buyout or recapitalization financings that are typically sponsored by our private equity clients. These buyout loans tend to be larger in size, many of which individually are greater than $20 million. Increasing our loan commitments, especially larger loans, could increase the impact on us of any single borrower default.
We may also enter into financing arrangements with our clients, the repayment of which may be dependent on third parties' financial condition or ability to meet their payment obligations.  For example, we enter into factoring arrangements which are secured by our clients' accounts receivable from third parties with whom they do business. Or, we make loans secured by letters of credit issued by other third party banks, or we enter into letters of credit discounting arrangements, the repayment of which may be dependent on the reimbursement by third party banks. These third parties may not meet their financial obligations to our clients or to us, which could have an adverse impact on us.
In our portfolio of venture capital and private equity firm clients, many of our clients have lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. In recent periods, we have increased our efforts to make these capital call lines of credit. These limited partner investors may face liquidity issues or have difficulties meeting their financial commitments, especially during unstable economic times, which may lead to our clients' inability to meet their repayment obligations to us.
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
See “Loans” under “Management's Discussion and Analysis of Financial Condition and Results of Operations --- Consolidated Financial Condition” under Item 7 of Part II of this report.
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
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. In addition, limited partner investors of our venture capital/private equity fund clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may impact our clients' borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations and reputation.
Additionally, we establish a reserve for losses associated with our unfunded credit commitments. The level of the reserve for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our funded loan portfolio. The reserve is based on credit commitments outstanding, credit quality of the loan commitments, and management's estimates and judgment, and is susceptible to significant changes. There can be no assurance that our reserve for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the reserve for unfunded credit commitments in any period may result in a charge to our earnings, which could reduce our net income or increase net losses in that period.
Market/Liquidity Risks
Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread, or a sustained period of low market interest rates, could have a material effect on our business, results of operations or financial condition.
A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We fund assets using deposits and other borrowings. While we offer interest-bearing deposit products, a majority of our deposit balances are from our noninterest bearing products. Our interest-earning assets include outstanding loans extended to our clients and securities held in our investment portfolio. Overall, the interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets, and our level of interest rate spread, could be affected by a variety of factors, including changes in market interest rates, competition, regulatory requirements (such as the repeal of the interest payment restrictions under Regulation Q), and a change over time in the mix of the types of loans, investment securities, deposits and other liabilities on our balance sheet.
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
Liquidity is essential to our business, both at the SVB Financial and the Bank level. We require sufficient liquidity to meet our expected, as well as unexpected, financial obligations and requirements. Primary liquidity resources for SVB Financial include dividends from the Bank, its main operating subsidiary, and periodic capital market transactions offering debt and equity instruments in the public and private markets. Client deposits are the primary source of liquidity for the Bank. When needed, wholesale borrowing capacity supplements our liquidity in the form of short- and long-term borrowings secured by our portfolio of high quality investment securities, long-term capital market debt issuances and, finally, through unsecured overnight funding channels available to us in the Fed Funds market. An inability to maintain or raise funds through these sources could have a substantial negative effect, individually or collectively, on SVB Financial and the Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any failure to manage our liquidity effectively could have a material adverse effect on our financial condition.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, payment processors, and other institutional clients, which may result in payment obligations to us or to our clients due to products arranged by us. Many of these transactions expose us to credit and market risk that may cause our counterparty or client to default. In addition, we are exposed to market risk when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. There is no assurance that any such losses would not materially and adversely affect our business, results of operations and financial condition.
Operational Risks
If we fail to retain our key employees or recruit new employees, our growth and results of operations could be adversely affected.
We rely on key personnel, including a substantial number of employees who have technical expertise in their subject matter area and/or a strong network of relationships with individuals and institutions in the markets we serve. In addition, as we expand in international markets, we will need to hire local personnel within those markets. If we were to have less success in recruiting and retaining these employees than our competitors, for reasons including domestic or foreign regulatory restrictions on compensation practices or the availability of more attractive opportunities elsewhere, our growth and results of operations could be adversely affected.
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
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods.
Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in losses to us or our clients, result in a loss of business and/or clients, cause us to incur additional expenses, disrupt our business, affect our ability to grow our online services or other businesses, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
In order to serve our target clients effectively, we have developed, and are continually developing, a comprehensive array of banking and other products and services. In order to support these products and services and for the Company to operate effectively, we have developed, purchased and licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on our operations, including business interruptions which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, regulatory enforcement actions, or damage to our reputation. For example, we are in the process of enhancing our core banking system, as well as implementing and enhancing other systems to support specific business units, including our international operations. We may also outsource certain operational and other functions to consultants or other third parties to enhance our overall efficiencies. If we do not implement our systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth and reputation.
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
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers' representations that their financial statements conform to U.S. GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
Our accounting policies and methods are key to how we report our financial condition and results of operations. They require management to make judgments and estimates about matters that are uncertain.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with U.S. GAAP and reflect management's judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.
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
One important component of our strategy is to expand internationally. In 2012, we opened a banking branch in the United Kingdom, as well as a joint venture bank in China. We also have offices in India and Israel. We plan to expand our operations in our current international markets. We may also expand our business beyond those markets. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and doing business with local business partners and other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, incremental requirement of management's attention and resources, differing technology standards or customer requirements, cultural differences, political and economic risks, and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, anti-corruption laws, and other foreign laws and regulations, which could have a material adverse effect on us.
Legal/Regulatory Risks
We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us.
SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve, the Consumer Financial Protection Bureau (“CFPB”), and the California Department of Financial Institutions, as well as the international regulatory authorities that govern our global activities. Federal and state laws and regulations govern, restrict, limit or otherwise adversely affect the activities in which we may engage, may affect our ability to expand our business over time, may result in an increase in our compliance costs, including higher FDIC insurance premiums and may affect our ability to attract and retain qualified executive officers and employees. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material adverse effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital and meet other minimum financial standards, which may require us to raise additional capital in the future, affect our ability to use our capital resources for other business purposes or affect our overall business strategies and plans. Furthermore, the Bank for International Settlement's Basel Committee on Banking Supervision has adopted new capital, leverage and liquidity guidelines under the Basel Accord and the Federal Reserve Board has proposed new capital requirements on banks and bank holding companies, all of which may have the effect of raising our capital requirements beyond those required by current law and the Dodd-Frank Act. Increased regulatory requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and results of operations. See generally “Business - Supervision and Regulation” under Item 1 of Part I of this report.
If we were to violate international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations and reputation.
International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, the Nasdaq Stock Market, FINRA, and state securities regulators, regulate broker-dealers, including our subsidiary, SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as imposing restrictions on how we conduct our business, revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums, higher levels of liquidity available to meet the Bank's financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.
SVB Financial relies on dividends from its subsidiaries for most of its cash revenues.
SVB Financial is a holding company and is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its cash revenues from dividends from its subsidiaries, primarily the Bank. These dividends are a principal source of funds to pay operating costs, borrowings (if any), and dividends, should SVB Financial elect to pay any, as well as share repurchases. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.
Strategic/Reputation/Other Risks
Concentration of risk increases the potential for significant losses.
Concentration of risk increases the potential for significant losses in our business while there may exist a great deal of diversity within each industry, our clients are concentrated by these general industry niches: technology, life science, venture capital/private equity and premium wine. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and clean technology. Our life science clients are concentrated in the medical devices and biotechnology sectors. Many of our client companies are concentrated by certain stages within their life cycles, such as early-stage or mid-stage, and many of these companies are venture capital-backed. Our loan concentrations are derived from our borrowers engaging in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. In addition, we are continuing to increase our efforts to lend to larger clients and/or to make larger loans, which may increase our concentration risk. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition. Due to our concentrations, we may suffer losses even when economic and market conditions are generally favorable for our competitors.

Decreases in the amount of equity capital available to our portfolio companies could adversely affect our business, growth and profitability.
Our core strategy is focused on providing banking products and services to companies, including in particular to emerging stage to mid-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” and corporate investors. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have an adverse effect on our business, profitability and growth prospects.
Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, the prevalence of IPO's or M&A activity of companies within our technology and life science industry sectors, the availability and return on alternative investments, economic conditions in the technology, life science and venture capital/private equity industries, and overall general economic conditions. Reduced capital markets valuations could reduce the amount of capital available to our client companies, including companies within our technology and life science industry sectors.
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
We compete with other banks and specialty and diversified financial services companies and debt funds, some of which are larger than we are, which offer lending, leasing, payments, other financial products and advisory services to our client base. We also compete with non-financial services, particularly payment facilitators/processors or other nonbanking technology providers in the payments industry, which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. In other cases, some competitors may offer a broader range of financial products to our clients, and some competitors may offer a specialized set of specific products or service. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, results of operations, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, results of operations, financial condition and future growth of our non-banking services, including our payments services, as well as our access to capital and attractive investment opportunities for our funds business.
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
Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating an acquired company or a new growth initiative into our business, operations, services, products, personnel and systems, operating effectively with any partner with whom we elect to do business, hiring or retaining key employees, achieving anticipated synergies, meeting management's expectations and otherwise realizing the undertaking's anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.
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
Our risk management framework may not be effective in mitigating risks and/or losses to us.
We have implemented a risk management framework to manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputation, fiduciary, global, sovereign, and general economic risks. Our framework also includes financial or other modeling methodologies, which involves management assumptions and judgment. There is no assurance that our risk management framework will be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. The total square footage of the premises leased under the current lease arrangement is approximately 213,625 square feet. The lease will expire on September 30, 2014, unless terminated earlier or extended.
We currently operate 28 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park and Palo Alto. Other regional offices in California include Irvine, Sherman Oaks, San Diego, San Francisco, St. Helena, Santa Rosa and Pleasanton. Office locations outside of California but within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; St. Louis Park, Minnesota; New York, New York; Morrisville, North Carolina; Beaverton, Oregon; Radnor, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Vienna, Virginia; and Seattle, Washington. Our international offices are located in: Beijing, Shanghai and Hong Kong, China; Bangalore and Mumbai, India; Herzliya Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2021, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.
Our Global Commercial Bank operations are principally conducted out of our corporate headquarters in Santa Clara, and the lending teams operate out of the various regional and international offices. SVB Private Bank and SVB Capital principally operate out of our Menlo Park offices.
We believe that our properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth under Note 23-“Legal Matters” in the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period during the years ended December 31, 2012 and 2011, was as follows:

	2012		2011
Three months ended:	Low	High	Low	High
March 31	$47.54	$67.49	$51.47	$57.99
June 30	54.12	66.07	55.27	60.73
September 30	55.09	62.85	35.70	63.40
December 31	52.40	62.49	33.15	49.15
As of December 31, 2012, SVB Financial had no preferred stock outstanding.
Holders
As of February 8, 2013, there were 830 registered holders of our stock, and we believe there were approximately 16,659 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
Dividends and Stock Repurchases
SVB Financial does not currently pay cash dividends on our common stock. We have not paid any cash dividends since 1992. Our Board of Directors may periodically evaluate whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation-Restrictions on Dividends” under Part I, Item 1 of this report. SVB Financial did not repurchase any of its common stock during 2012.

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
The following graph compares, for the period from December 31, 2007 through December 31, 2012, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return*
Among SVB Financial Group, the S&P 500 Index, the NASDAQ Composite Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/07 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.
Copyright ©2013 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2007	2008	2009	2010	2011	2012
SVB Financial Group	$100.00	$52.04	$82.66	$105.26	$94.62	$111.05
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Bank	100.00	78.22	68.07	82.40	70.08	82.33

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Information as of and for the years ended December 31, 2012, 2011, and 2010 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2009 and 2008 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2012	2011	2010	2009	2008
Income statement summary:
Net interest income	$617,864	$526,277	$418,135	$382,150	$368,595
Provision for loan losses	(44,330)	(6,101)	(44,628)	(90,180)	(100,713)
Noninterest income	335,546	382,332	247,530	97,743	152,365
Noninterest expense excluding impairment of goodwill	(545,998)	(500,628)	(422,818)	(339,774)	(312,887)
Impairment of goodwill	—	—	—	(4,092)	—
Income before income tax expense	363,082	401,880	198,219	45,847	107,360
Income tax expense	(113,269)	(119,087)	(61,402)	(35,207)	(52,213)
Net income before noncontrolling interests	249,813	282,793	136,817	10,640	55,147
Net (income) loss attributable to noncontrolling interests	(74,710)	(110,891)	(41,866)	37,370	19,139
Net income attributable to SVBFG	$175,103	$171,902	$94,951	$48,010	$74,286
Preferred stock dividend and discount accretion	—	—	—	(25,336)	(707)
Net income available to common stockholders	$175,103	$171,902	$94,951	$22,674	$73,579
Common share summary:
Earnings per common share—basic	$3.96	$4.00	$2.27	$0.67	$2.27
Earnings per common share—diluted	3.91	3.94	2.24	0.66	2.16
Book value per common share	41.02	36.07	30.15	27.30	23.40
Weighted average shares outstanding—basic	44,242	43,004	41,774	33,901	32,425
Weighted average shares outstanding—diluted	44,764	43,637	42,478	34,183	34,015
Year-end balance sheet summary:
Investment securities	$12,527,442	$11,540,486	$8,639,487	$4,491,719	$1,784,397
Loans, net of unearned income	8,946,933	6,970,082	5,521,737	4,548,094	5,506,253
Total assets	22,766,123	19,968,894	17,527,761	12,841,399	10,018,280
Deposits	19,176,452	16,709,536	14,336,941	10,331,937	7,473,472
Short-term borrowings	166,110	—	37,245	38,755	62,120
Long-term debt	457,762	603,648	1,209,260	856,650	995,423
SVBFG stockholders' equity	1,830,555	1,569,392	1,274,350	1,128,343	991,356
Average balance sheet summary:
Available-for-sale securities	$10,685,564	$9,350,381	$5,347,327	$2,282,331	$1,338,516
Loans, net of unearned income	7,558,928	5,815,071	4,435,911	4,699,696	4,633,048
Total assets	21,311,172	18,670,499	14,858,236	11,326,341	7,418,303
Deposits	17,910,088	15,568,801	12,028,327	8,794,099	4,896,324
Short-term borrowings	70,802	16,994	49,972	46,133	304,896
Long-term debt	518,112	796,823	968,378	923,854	980,694
SVBFG stockholders' equity	1,735,281	1,448,398	1,230,569	1,063,175	720,851
Capital ratios:
SVBFG total risk-based capital ratio	14.05%	13.95%	17.35%	19.94%	17.58%
SVBFG tier 1 risk-based capital ratio	12.79	12.62	13.63	15.45	12.51
SVBFG tier 1 leverage ratio	8.06	7.92	7.96	9.53	13.00
SVBFG tangible common equity to tangible assets (1)	8.04	7.86	7.27	8.78	7.64
SVBFG tangible common equity to risk-weighted assets (1)	13.53	13.25	13.54	15.05	9.31
Bank total risk-based capital ratio	12.53	12.33	15.48	17.05	13.79
Bank tier 1 risk-based capital ratio	11.24	10.96	11.61	12.45	8.66
Bank tier 1 leverage ratio	7.06	6.87	6.82	7.67	9.20
Bank tangible common equity to tangible assets (1)	7.41	7.18	6.61	7.50	7.38
Bank tangible common equity to risk-weighted assets (1)	12.08	11.75	11.88	12.53	8.58
Average SVBFG stockholders' equity to average assets	8.14	7.76	8.28	9.39	9.72
Selected financial results:
Return on average assets	0.82%	0.92%	0.64%	0.42%	1.00%
Return on average common SVBFG stockholders' equity	10.09	11.87	7.72	2.13	10.21
Net interest margin	3.19	3.08	3.08	3.73	5.72
Gross loan charge-offs to average total gross loans	0.44	0.41	1.15	3.03	1.02
Net loan charge-offs (recoveries) to average total gross loans	0.31	(0.02)	0.77	2.64	0.87
Nonperforming assets as a percentage of total assets	0.17	0.18	0.22	0.39	0.86
Allowance for loan losses as a percentage of total gross loans	1.23	1.28	1.48	1.58	1.93

(1)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources-Capital Ratios” under Part II, Item 7 in this report for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to prior years' results to conform to the current period's presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.
Overview of Company Operations
SVB Financial is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For 30 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, venture capital/private equity and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them through all stages of their life cycles.
We offer commercial and private banking products and services through our principal subsidiary, the Bank, which is a California-state chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, venture capital and private equity investment, and business valuation services, through our subsidiaries and divisions.
Management’s Overview of 2012 Financial Performance
Overall, we had another strong year in 2012, which reflected the strength of our clients and our business. We had record high net income available to common stockholders of $175.1 million, and diluted EPS remained strong at $3.91 in 2012, compared to $3.94 in 2011. EPS in 2011 included $0.52 from the sale of certain available-for-sale securities, compared to $0.06 in 2012. In 2012, compared to 2011, we experienced strong growth in net interest income as a result of exceptional loan growth during the year with record high average balances of $7.6 billion. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, also increased, reflecting growth from our existing clients and new clients. In addition, overall credit quality remained strong, and we saw continued growth in fee income and solid gains from our investment securities and equity warrant assets. Additionally, our liquidity and capital ratios continued to remain strong.
2012 results (compared to 2011) reflected strong performance across all areas of our businesses and included:

▪	Average loan balances of $7.6 billion, an increase of $1.7 billion, or 30.0 percent. Period-end loan balances were $8.9 billion, an increase of $2.0 billion, or 28.4 percent.

▪
Average deposit balances of $17.9 billion, an increase of $2.3 billion, or 15.0 percent. Average total client funds (including both on-balance sheet deposits and off-balance sheet client investment funds) were $38.1 billion, an increase of $4.8 billion, or 14.5 percent.

▪
Net interest income (fully taxable equivalent basis) of $619.8 million, an increase of $91.6 million, primarily due to an increase in interest income from loans attributable to growth in average balances of $1.7 billion. This increase was largely offset by a decrease in the overall yield of our loan portfolio from a continued shift in the mix of our loans that are indexed to the national Prime rate versus the SVB Prime rate,.

▪
Our net interest margin increased to 3.19 percent, compared to 3.08 percent, primarily due to growth in average loan balances (higher-yielding assets) and lower cash balances from deployment into available-for-sale securities. These increases were partially offset by lower loan yields from a continued shift in the mix of our loans that are indexed to the national Prime rate versus the SVB Prime rate, as well as an increase of $27.7 million in premium amortization expense on our available-for-sale securities portfolio reflective of an increase in mortgage prepayment levels for fixed rate mortgage securities.

▪
A provision for loan losses of $44.3 million, compared to $6.1 million. The provision of $44.3 million in 2012 was primarily due to net charge-offs of $23.6 million and period-end loan growth of $2.0 billion. Net charge-offs in 2012 were 0.31 percent of average total gross loans, reflecting the strong overall credit quality of our portfolio.

▪
Core fee income (deposit service charges, letters of credit fees, credit card fees, client investment fees, and foreign exchange fees) of $136.9 million, an increase of $18.4 million, or 15.6 percent. This increase reflects increased client activity and continued growth in our business, primarily from credit card fees, foreign exchange fees and client investments fees. See “Results of Operations—Noninterest Income” for a description and reconciliation of core fee income.

▪
Gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain-available-for-sale securities, remained at strong levels of $31.5 million, compared to $32.7 million. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details and a reconciliation of gains on investment securities, net of noncontrolling interests.

▪	Gains of $5.0 million from the sale of $316 million U.S. agency securities that were held in our available-for-sale portfolio.

▪	Net gains of $4.2 million from the sale of certain assets related to our equity management services business.

▪
Noninterest expense of $546.0 million, an increase of $45.4 million, or 9.1 percent. The increase was primarily due to higher salaries and wages expense related to an increase in average full-time equivalent employees (“FTEs”), which increased by 9.0 percent to 1,581 average FTEs, compared to 1,451 average FTEs. In addition, we saw an increase in premises and equipment and professional services expenses to support continued growth in our business and IT infrastructure initiatives.

▪
Overall, our liquidity remained strong based on the attributes of our period end available-for-sale securities portfolio, which totaled $11.3 billion at December 31, 2012, compared to $10.5 billion at December 31, 2011. Our available-for-sale securities portfolio continued to be a good source of liquidity as it was invested in high quality investments and generated steady monthly cash flows. Additionally, our available-for-sale securities portfolio continued to provide us with the ability to secure wholesale borrowings, as needed.

▪
Overall, SVB Financial and the Bank continued to maintain strong capital positions. The Bank's Tier 1 leverage ratio increased by 19 basis points to 7.06 percent at December 31, 2012, compared to 6.87 percent at December 31, 2011. The increase in the Bank's Tier 1 leverage capital ratio was primarily the result of strong earnings, partially offset by growth of average deposits.

A summary of our performance in 2012 compared to 2011 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2012	2011	% Change
Income Statement:
Diluted earnings per share	$3.91	$3.94	(0.8)%
Net income available to common stockholders	175,103	171,902	1.9
Net interest income	617,864	526,277	17.4
Net interest margin	3.19%	3.08%	11	bps
Provision for loan losses	$44,330	$6,101	NM	%
Noninterest income	335,546	382,332	(12.2)
Noninterest expense	545,998	500,628	9.1
Non-GAAP net income available to common stockholders (1)	169,569	147,515	15.0
Non-GAAP diluted earnings per common share (1)	3.79	3.38	12.1
Non-GAAP noninterest income, net of noncontrolling interest and excluding gains on sales of certain assets (2)	240,408	222,682	8.0
Non-GAAP noninterest expense, net of noncontrolling interest and excluding net gains from debt repurchases (3)	534,662	492,184	8.6
Balance Sheet:
Average loans, net of unearned income	$7,558,928	$5,815,071	30.0%
Average noninterest-bearing demand deposits	12,765,506	10,237,844	24.7
Average interest-bearing deposits	5,144,582	5,330,957	(3.5)
Average total deposits	17,910,088	15,568,801	15.0
Earnings Ratios:
Return on average assets (4)	0.82%	0.92%	(10.9)%
Return on average common SVBFG stockholders’ equity (5)	10.09	11.87	(15.0)
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.23%	1.28%	(5)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.16	1.23	(7)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.44	0.41	3
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.31	(0.02)	33
Capital Ratios:
SVBFG total risk-based capital ratio (6)	14.05%	13.95%	10	bps
SVBFG tier 1 risk-based capital ratio (6)	12.79	12.62	17
SVBFG tier 1 leverage ratio	8.06	7.92	14
SVBFG tangible common equity to tangible assets (7)	8.04	7.86	18
SVBFG tangible common equity to risk-weighted assets (6) (7)	13.53	13.25	28
Bank total risk-based capital ratio (6)	12.53	12.33	20
Bank tier 1 risk-based capital ratio (6)	11.24	10.96	28
Bank tier 1 leverage ratio	7.06	6.87	19
Bank tangible common equity to tangible assets (7)	7.41	7.18	23
Bank tangible common equity to risk-weighted assets (6) (7)	12.08	11.75	33
Other Ratios:
Operating efficiency ratio (8)	57.15%	54.98%	3.9%
Non-GAAP operating efficiency ratio (3)	62.16%	65.56%	(5.2)
Book value per common share (9)	$41.02	$36.07	13.7
Other Statistics:
Average full-time equivalent employees	1,581	1,451	9.0%
Period-end full-time equivalent employees	1,615	1,526	5.8

NM–Not meaningful

(1)
See "Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share” below for a description and reconciliation of non-GAAP net income available to common stockholders and non-GAAP diluted earnings per share.

(2)	See “Results of Operations–Noninterest Income” below for a description and reconciliation of non-GAAP noninterest income.

(3)	See “Results of Operations–Noninterest Expense” below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(4)	Ratio represents consolidated net income available to common stockholders divided by average assets.

(5)	Ratio represents consolidated net income available to common stockholders divided by average SVBFG stockholders’ equity.

(6)	Our risk-weighted assets at December 31, 2012 reflect a refinement in our determination of certain unfunded credit commitments related to the contractual borrowing base made in 2012.

(7)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(8)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(9)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share
We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes, in the year applicable, gains from sales of certain available-for-sale securities and net gains from note repurchases and termination of corresponding interest rate swaps, as well as gains from the sale of certain assets related to our equity management services business. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.
A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2012	2011
Net income available to common stockholders	$175,103	$171,902
Less: gains on sales of available-for-sale securities (1)	(4,955)	(37,314)
Tax impact of gains on sales of certain available-for-sale securities	1,974	14,810
Less: net gains on the sale of certain assets related to our equity management services business (2)	(4,243)	—
Tax impact of net gains on the sale of certain assets related to our equity management services business	1,690	—
Less: net gain from note repurchases and termination of corresponding interest rate swaps (3)	—	(3,123)
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	—	1,240
Non-GAAP net income available to common stockholders	$169,569	$147,515
GAAP earnings per common share—diluted	$3.91	$3.94
Less: gains on sales of certain available-for-sale securities (1)	(0.11)	(0.86)
Tax impact of gains on sales of certain available-for-sale securities	0.05	0.34
Less: net gains on the sale of certain assets related to our equity management services business (2)	(0.10)	—
Tax impact of net gains on the sale of certain assets related to our equity management services business	0.04	—
Less: net gain from note repurchases and termination of corresponding interest rate swaps (3)	—	(0.07)
Tax impact of net gain from note repurchases and termination of corresponding interest rate swaps	—	0.03
Non-GAAP earnings per common share—diluted	$3.79	$3.38
Weighted average diluted common shares outstanding	44,764,395	43,636,871

(1)	Gains on the sales of $316 million and $1.4 billion in certain available-for-sale securities in the second quarters of 2012 and 2011, respectively.

(2)	Net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012.

(3)
Net gains of $3.1 million from the repurchase of $109 million of our 5.70% Senior Notes and $204 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in the second quarter of 2011.

Critical Accounting Policies and Estimates
Our accounting policies are fundamental to understanding our financial condition and results of operations. We have identified four policies as being critical because they require us to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.
Our critical accounting policies include those that address the adequacy of the allowance for loan losses and reserve for unfunded credit commitments, measurements of fair value, the valuation of equity warrant assets and the recognition and measurement of income tax assets and liabilities. Our senior management has discussed and reviewed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.
Allowance for Loan Losses and Reserve for Unfunded Credit Commitments
Allowance for Loan Losses
The allowance for loan losses is management's estimate of credit losses inherent in the loan portfolio at the balance sheet date. We consider our accounting policy for the allowance for loan losses to be critical as estimation of the allowance involves material estimates by us and is particularly susceptible to significant changes in the near term. Determining the allowance for loan losses requires us to make forecasts that are highly uncertain and require a high degree of judgment. Our loan loss reserve methodology is applied to our loan portfolio and we maintain the allowance for loan losses at levels that we believe are appropriate to absorb estimated probable losses inherent in our loan portfolio.
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
We apply qualitative allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These qualitative allocations are based upon management's assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation. Based on management's prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

•	Changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;

•	Changes in national and local economic business conditions, including the market and economic condition of our clients' industry sectors;

•	Changes in the nature of our loan portfolio;

•	Changes in experience, ability, and depth of lending management and staff;

•	Changes in the trend of the volume and severity of past due and classified loans;

•	Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications;

•	Reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience;

•	Reserve for large funded loan exposure; and

•	Other factors as determined by management from time to time.

A committee comprised of senior management evaluates the adequacy of the allowance for loan losses.
Reserve for Unfunded Credit Commitments
The level of the reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimable losses associated with our unfunded credit commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client's credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by management.
Fair Value Measurements
We use fair value measurements to record fair value for certain financial instruments and to determine fair value disclosures. Our available-for-sale securities, derivative instruments, marketable securities and certain non-marketable securities are financial instruments recorded at fair value on a recurring basis. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2—“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the significant inputs to the valuation methodology used for measurement are observable or unobservable and the significance of the level of the input to the entire measurement. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are defined in Note 2—“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.
It is our practice to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon valuation techniques that use relevant inputs derived from primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument, and the significance of those inputs in the entire measurement.
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

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31,
	2012		2011
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$12,244,783	$859,141	$11,372,081	$799,962
As a percentage of total assets	53.8%	3.8%	56.9%	4.0%
Liabilities carried at fair value	$13,437	$—	$16,868	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	93.0%	7.0%	93.0%	7.0%
As of December 31, 2012, our available-for-sale securities portfolio, consisting primarily of mortgage securities and debentures issued by the U.S. government and its agencies, represented $11.3 billion, or 92.6 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $10.5 billion, or 92.6 percent, as of December 31, 2011. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
To the extent available-for-sale securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised primarily of U.S. agency debentures) at December 31, 2012 totaled $1.5 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our liquidity risk management practices at December 31, 2012 totaled $561 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using available-for-sale securities as collateral. At December 31, 2012, we had not utilized any of our repurchase lines to secure borrowed funds.
Financial assets valued using Level 3 measurements consist of our investments in venture capital and private equity funds and direct equity investments in privately held companies, as well as equity warrant assets in shares of private company capital stock.
During 2012, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $104.7 million (which is inclusive of noncontrolling interest), primarily due to valuation increases in underlying fund investments in our managed funds, as well as gains from liquidity events and distributions. Additionally, we had strong net gains in 2012 from our equity warrant assets. During 2011 and 2010, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $176.9 million and $67.2 million (which is inclusive of noncontrolling interest), respectively.
Non-Marketable Securities
Our non-marketable securities carried under fair value accounting consist of investments in venture capital and private equity funds and direct equity investments in privately held companies. Our managed funds that hold these investments qualify as investment companies under the AICPA Audit and Accounting Guide for Investment Companies, and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. The estimated fair value of these securities is based primarily on financial information obtained as the general partner of the fund or obtained from the funds' respective general partner.
For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment.

The valuation of our venture capital and private equity funds is primarily based upon our pro-rata share of the fair market value of the net assets of a fund as determined by such fund on the valuation date. We utilize the most recent available financial information from the investee general partner. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information available from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The valuation of non-marketable securities and equity warrant assets in shares of private company capital stock is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. (See “Risk Factors” under Item 1A of Part I above.)
Derivative Assets-Equity Warrant Assets
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
The fair value of our equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following significant inputs:

•	An underlying asset value, which is estimated based on current information available, including any information regarding subsequent rounds of funding for the entity issuing the warrant.

•	Stated strike price, which can be adjusted for certain warrants upon the occurrence of subsequent funding rounds or other future events.

•
Price volatility or the amount of uncertainty or risk about the magnitude of the changes in the underlying asset price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the median volatility for an individual public company within an index, averaged for the past 16 quarters. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2012 was 45.2 percent, compared to 52.5 percent at December 31, 2011.

•
Actual data on cancellations and exercises of our equity warrant assets are utilized as the basis for determining the expected remaining life of the equity warrant assets in each financial reporting period. Equity warrant assets may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. The remaining life assumption used for the valuation of our private warrant portfolio was 45.0 percent at December 31, 2012, compared to 40.0 percent at December 31, 2011. The increase was made to reflect market conditions and trends.

•
The risk-free interest rate is derived from the Treasury yield curve and is calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation was 0.4 percent at both December 31, 2012 and December 31, 2011.

•
A discount applied to all private company warrants to account for a general lack of marketability due to the private nature of the associated underlying company. The discount is based on long-run averages and is influenced over time by various factors, including market conditions. The marketability discount used for the valuation of our private warrant portfolio was 22.5 percent at December 31, 2012, compared to 15.0 percent at December 31, 2011. The increase was made to reflect market conditions and trends.
The fair value of our equity warrant assets recorded on our balance sheets represents our best estimate of the fair value of these instruments. Changes in the above inputs may result in significantly different valuations. For example, the following table demonstrates the effect of hypothetical changes in the risk-free interest rate and volatility assumptions on the valuation of equity warrant assets directly held by SVB Financial Group at December 31, 2012:

	Volatility Factor
(Dollars in millions)	10% Lower(40.7%)	Current (45.2%)	10% Higher (49.7%)
Risk free interest rate:
Less 50 basis points	$70.7	$73.6	$76.4
Current weighted average rate (0.4%)	71.3	74.1	76.9
Plus 50 basis points	72.0	74.8	77.6

The timing and value realized from the disposition of equity warrant assets depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for IPOs, fluctuations in the price of the underlying common stock of these private and public companies, levels of M&A activity, and legal and contractual restrictions on our ability to sell the underlying securities. All of these factors are difficult to predict. Many equity warrant assets may be terminated or may expire without compensation and may incur valuation losses from lower-priced funding rounds. We are unable to predict future gains or losses with accuracy, and gains or losses could vary materially from period to period.
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

	2012 compared to 2011			2011 compared to 2010
	Year ended December 31, increase (decrease) due to change in			Year ended December 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(2,701)	$360	$(2,341)	$(6,017)	$1,543	$(4,474)
Available-for-sale securities (taxable)	22,564	(16,150)	6,414	78,196	(40,169)	38,027
Available-for-sale securities (non-taxable)	(160)	69	(91)	(224)	(62)	(286)
Loans, net of unearned income	109,952	(30,636)	79,316	93,713	(23,423)	70,290
Increase (decrease) in interest income, net	129,655	(46,357)	83,298	165,668	(62,111)	103,557
Interest expense:
NOW deposits	58	15	73	119	(57)	62
Money market deposits	391	(953)	(562)	1,668	(1,845)	(177)
Money market deposits in foreign offices	(10)	(160)	(170)	124	(102)	22
Time deposits	(408)	(98)	(506)	(462)	(222)	(684)
Sweep deposits in foreign offices	(231)	(806)	(1,037)	(411)	(4,728)	(5,139)
Total (decrease) increase in deposits expense	(200)	(2,002)	(2,202)	1,038	(6,954)	(5,916)
Short-term borrowings	102	10	112	(52)	(15)	(67)
5.375% Senior Notes	11	14	25	13,814	85	13,899
3.875% Convertible Notes	(4,210)	—	(4,210)	(10,457)	520	(9,937)
Junior Subordinated Debentures	(10)	9	(1)	(13)	277	264
5.70% Senior Notes	(1,619)	605	(1,014)	(856)	(55)	(911)
6.05% Subordinated Notes	(712)	(53)	(765)	(1,562)	(271)	(1,833)
Other long-term debt	(429)	227	(202)	(95)	111	16
Total (decrease) increase in borrowings expense	(6,867)	812	(6,055)	779	652	1,431
(Decrease) increase in interest expense, net	(7,067)	(1,190)	(8,257)	1,817	(6,302)	(4,485)
Increase (decrease) in net interest income	$136,722	$(45,167)	$91,555	$163,851	$(55,809)	$108,042

Net Interest Income (Fully Taxable Equivalent Basis)
2012 compared to 2011
Net interest income increased by $91.6 million to $619.8 million in 2012, compared to $528.2 million in 2011. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. These increases were partially offset by lower yields earned on our loans and available-for-sale securities.
The main factors affecting interest income and interest expense for 2012, compared to 2011, are discussed below:

•	Interest income for 2012 increased by $83.3 million primarily due to:

◦
A $79.3 million increase in interest income on loans to $469.1 million in 2012, compared to $389.8 million in 2011. This increase was reflective of an increase in average loan balances of $1.7 billion, partially offset by a decrease of 49 basis points in the overall yield on our loan portfolio. The decrease in yields was reflective of a continued shift in the mix of our loans that are indexed to the national Prime rate versus the SVB Prime rate. We expect our loan yields will continue to be impacted by this shift in the mix of our loans in 2013, as we expect we will continue to index more loans to the national Prime rate, instead of our SVB Prime rate. The national Prime rate was 75 basis points lower than the SVB Prime rate as of December 31, 2012.

◦	A $6.3 million increase in interest income on available-for-sale securities to $177.3 million in 2012, compared to $171.0 million in 2011. The increase of $6.3 million was comprised of the following:

▪	A $22.4 million increase related to higher average balances of $1.3 billion.

▪
An $11.6 million increase related to higher yields, reflective of a shift in our portfolio to a smaller proportion of lower-yielding variable-rate securities as we did not purchase any of these securities in 2012. For 2012, average variable-rate securities were $2.1 billion, or 19.7 percent of our portfolio, compared to $2.7 billion, or 28.9 percent for 2011. The coupon rate on these securities resets based on changes in the one-month LIBOR rate.

▪
A $27.7 million decrease related to higher premium amortization expense, which increased to $55.6 million in 2012 from $27.9 million in 2011. The increase in premium amortization expense was reflective of an increase in mortgage prepayment levels on our fixed rate mortgage securities. As of December 31, 2012, the remaining unamortized premium balance on our available-for-sale securities portfolio was $115.0 million. As such, in 2013, we expect our interest income from available-for-sale securities will continue to be impacted by mortgage prepayment levels, to the extent they impact our actual, as well as forecasted, premium amortization expense.

•	Interest expense for 2012 decreased by $8.3 million primarily due to:

◦
A decrease in interest expense of $6.2 million related to our long-term debt, primarily due to the maturity of $250.0 million of our 3.875% Convertible Notes in April 2011, as well as the repurchase of $109 million of our 5.70% Senior Notes and $204 million of our 6.05% Subordinated Notes in May 2011.

◦	A decrease in interest expense from interest-bearing deposits of $2.2 million, primarily due to decreases in rates paid on deposits throughout 2011, which was reflective of market rates.
2011 compared to 2010
Net interest income increased by $108.0 million to $528.2 million in 2011, compared to $420.2 million in 2010. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. These increases were partially offset by lower yields earned on our available-for-sale securities and loans.
The main factors affecting interest income and interest expense for 2011 compared to 2010 are discussed below:

•	Interest income for 2011 increased by $103.6 million primarily due to:

◦
A $70.3 million increase in interest income from loans to $389.8 million in 2011, compared to $319.5 million in 2010. This increase was reflective of an increase in average loan balances of $1.4 billion, partially offset by a decrease of 50 basis points in the overall yield on our loan portfolio. The decrease in yields was reflective of a continued shift in the mix of our loans that were indexed to the national Prime rate versus the SVB Prime rate.

◦
A $37.7 million increase in interest income from available-for-sale securities to $171.0 million in 2011, compared to $133.3 million in 2010. This increase was primarily reflective of growth in average balances of $4.0 billion due to new investments, which were purchased as a result of our continued deposit growth. This increase was partially offset by lower investment yields available on purchases of new securities in the low rate environment and the effect of sales of $1.4 billion and $651 million in higher-yielding securities in 2011 and 2010, respectively, which resulted in pre-tax gains of $37.3 million and $23.6 million, respectively.

•	Interest expense for 2011 decreased by $4.5 million primarily due to:

◦
A $5.9 million decrease in interest expense from interest-bearing deposits, primarily due to decreases in rates paid on deposits throughout 2010 and 2011, reflective of low market rates. This decrease was partially offset by an increase in interest expense related to an increase of $519.6 million in average interest-bearing deposit balances during 2011.

◦
An increase in interest expense of $1.5 million related to our long-term debt, primarily due to a $13.9 million increase in interest expense from the issuance of $350 million in 5.375% Senior Notes in September 2010, partially offset by a $9.9 million decrease due to the maturity of our 3.875% Convertible Notes in April 2011 and a $2.7 million decrease due to the repurchase of $109 million of our 5.70% Senior Notes and $204 million of our 6.05% Subordinated Notes in May 2011.

Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin increased to 3.19 percent in 2012, compared to 3.08 percent in 2011 and 3.08 percent in 2010.
The main factors affecting our net interest margin in 2012 were as follows:

•	An increase in net interest margin from an increase of $1.7 billion in average loan balances (higher-yielding assets).

•
An increase in net interest margin from lower cash balances as a result of deployment into available-for-sale securities, which has resulted in a favorable change in our mix of interest-earning assets.

•
An increase in net interest margin from an increase in yields on our available-for-sale securities, which was reflective of a shift in our portfolio to a smaller proportion of lower-yielding variable-rate securities.

•	A decrease in net interest margin from a decrease in the overall yield on our loan portfolio resulting from changes in loan mix.

•	A decrease in net interest margin from an increase in premium amortization expense on our available-for-sale securities portfolio.
The main factors affecting our net interest margin in 2011 were as follows:

•	An increase in net interest margin from an increase of $1.4 billion in average loan balances (higher-yielding assets).

•	An increase in net interest margin from a decrease in rates paid on our deposits.

•
A decrease in net interest margin from significant growth in deposits, the majority of which were invested in available-for-sale securities (lower-yielding assets), as well as paydowns and sales of higher-yielding securities throughout 2011 being reinvested in lower-yielding securities given the low interest rate environment.

•	A decrease in net interest margin from a decrease in the overall yield on our loan portfolio resulting from changes in loan mix.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2012, 2011 and 2010:

	Year ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,191,805	$4,145	0.35%	$1,974,001	$6,486	0.33%	$3,869,781	$10,960	0.28%
Available-for-sale securities: (2)
Taxable	10,594,533	171,863	1.62	9,256,688	165,449	1.79	5,249,884	127,422	2.43
Non-taxable (3)	91,031	5,483	6.02	93,693	5,574	5.95	97,443	5,860	6.01
Total loans, net of unearned income (4) (5)	7,558,928	469,146	6.21	5,815,071	389,830	6.70	4,435,911	319,540	7.20
Total interest-earning assets	19,436,297	650,637	3.35	17,139,453	567,339	3.31	13,653,019	463,782	3.40
Cash and due from banks	303,156			283,596			232,058
Allowance for loan losses	(102,068)			(88,104)			(77,999)
Other assets (6)	1,673,787			1,335,554			1,051,158
Total assets	$21,311,172			$18,670,499			$14,858,236
Funding sources:
Interest-bearing liabilities:
NOW deposits	$105,060	$343	0.33%	$87,099	$270	0.31%	$51,423	$208	0.40%
Money market deposits	2,703,434	4,569	0.17	2,508,279	5,131	0.20	1,818,113	5,308	0.29
Money market deposits in foreign offices	125,962	124	0.10	130,693	294	0.22	83,253	272	0.33
Time deposits	154,917	596	0.38	258,810	1,102	0.43	361,921	1,786	0.49
Sweep deposits in foreign offices	2,055,209	1,028	0.05	2,346,076	2,065	0.09	2,496,649	7,204	0.29
Total interest-bearing deposits	5,144,582	6,660	0.13	5,330,957	8,862	0.17	4,811,359	14,778	0.31
Short-term borrowings	70,802	137	0.19	16,994	25	0.15	49,972	92	0.18
5.375% Senior Notes	347,886	19,269	5.54	347,689	19,244	5.53	98,081	5,345	5.45
3.875% Convertible Notes	—	—	—	71,108	4,210	5.92	248,056	14,147	5.70
Junior Subordinated Debentures	55,291	3,324	6.01	55,467	3,325	5.99	55,706	3,061	5.49
5.70% Senior Notes	59,375	863	1.45	185,956	1,877	1.01	269,605	2,788	1.03
6.05% Subordinated Notes	55,079	509	0.92	131,899	1,274	0.97	290,310	3,107	1.07
Other long-term debt	481	92	19.1	4,704	294	6.25	6,620	278	4.20
Total interest-bearing liabilities	5,733,496	30,854	0.54	6,144,774	39,111	0.64	5,829,709	43,596	0.75
Portion of noninterest-bearing funding sources	13,702,801			10,994,679			7,823,310
Total funding sources	19,436,297	30,854	0.16	17,139,453	39,111	0.23	13,653,019	43,596	0.32
Noninterest-bearing funding sources:
Demand deposits	12,765,506			10,237,844			7,216,968
Other liabilities	350,610			268,721			189,475
SVBFG stockholders’ equity	1,735,281			1,448,398			1,230,569
Noncontrolling interests	726,279			570,762			391,515
Portion used to fund interest-earning assets	(13,702,801)			(10,994,679)			(7,823,310)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$21,311,172			$18,670,499			$14,858,236
Net interest income and margin		$619,783	3.19%		$528,228	3.08%		$420,186	3.08%
Total deposits	$17,910,088			$15,568,801			$12,028,327
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,919)			(1,951)			(2,051)
Net interest income, as reported		$617,864			$526,277			$418,135

(1)
Includes average interest-earning deposits in other financial institutions of $250 million, $324 million and $217 million in 2012, 2011 and 2010, respectively. For 2012, 2011 and 2010, balances also include $726 million, $1.4 billion and $3.5 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $76.1 million, $65.9 million and $56.1 million in 2012, 2011 and 2010, respectively.

(6)
Average investment securities of $1.3 billion, $958 million and $687 million in 2012, 2011 and 2010, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. For a more detailed discussion of credit quality and the allowance for loan losses, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and “-Consolidated Financial Condition-Credit Quality and the Allowance for Loan Losses” below.
The following table summarizes our allowance for loan losses for 2012, 2011 and 2010, respectively:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Allowance for loan losses, beginning balance	$89,947	$82,627	$72,450
Provision for loan losses	44,330	6,101	44,628
Gross loan charge-offs	(33,319)	(23,904)	(51,239)
Loan recoveries	9,693	25,123	16,788
Allowance for loan losses, ending balance	$110,651	$89,947	$82,627
Provision for loan losses as a percentage of total gross loans	0.49%	0.09%	0.80%
Gross loan charge-offs as a percentage of average total gross loans	0.44	0.41	1.15
Net loan charge-offs (recoveries) as a percentage of average total gross loans	0.31	(0.02)	0.77
Allowance for loan losses as a percentage of period-end total gross loans	1.23	1.28	1.48
Period-end total gross loans	$9,024,248	$7,030,321	$5,567,205
Average total gross loans	7,623,417	5,863,319	4,471,706
We had a provision for loan losses of $44.3 million in 2012, compared to a provision of $6.1 million in 2011. The provision of $44.3 million in 2012 was primarily due to net charge-offs of $23.6 million and period-end loan growth of $2.0 billion. Gross loan charge-offs of $33.3 million in 2012 were primarily from our hardware client portfolio. Loan recoveries of $9.7 million in 2012 were primarily from our software client portfolio.
We had a provision of loan losses of $6.1 million in 2011, compared to a provision of $44.6 million in 2010. The provision of $6.1 million was primarily due to period-end loan growth of $1.5 billion, partially offset by a decrease in the allowance for our performing loans. Our allowance for loan losses for total gross performing loans as a percentage of total gross performing loans decreased to 1.23 percent at December 31, 2011, compared to 1.37 percent at December 31, 2010, primarily due to the strong overall credit quality of our clients.
Gross loan charge-offs of $23.9 million in 2011 came primarily from our software and hardware client portfolios. Loan recoveries of $25.1 million in 2011 were primarily from our software and life sciences client portfolios.

Noninterest Income
A summary of noninterest income for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Core fee income:
Foreign exchange fees	$48,992	$43,891	11.6%	$36,150	21.4%
Deposit service charges	33,421	31,208	7.1	31,669	(1.5)
Credit card fees	24,809	18,741	32.4	12,685	47.7
Letters of credit and standby letters of credit income	15,150	12,201	24.2	10,482	16.4
Client investment fees	14,539	12,421	17.1	18,020	(31.1)
Total core fee income (1)	136,911	118,462	15.6	109,006	8.7
Gains on investment securities, net	122,114	195,034	(37.4)	93,360	108.9
Gains on derivative instruments, net	22,120	38,681	(42.8)	9,522	NM
Other	54,401	30,155	80.4	35,642	(15.4)
Total noninterest income	$335,546	$382,332	(12.2)	$247,530	54.5

 NM—Not meaningful

(1)	The following table provides a reconciliation GAAP noninterest income to non-GAAP core fee income:

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
GAAP noninterest income (as reported)	$335,546	$382,332	(12.2)%	$247,530	54.5%
Less: gains on investment securities, net	122,114	195,034	(37.4)	93,360	108.9
Less: gains on derivative instruments, net	22,120	38,681	(42.8)	9,522	NM
Less: other noninterest income	54,401	30,155	80.4	35,642	(15.4)
Non-GAAP core fee income	$136,911	$118,462	15.6	$109,006	8.7

 NM—Not meaningful
Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Debt Fund Investments, the entire income or loss from funds where we own significantly less than 100% of the investment. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the non-GAAP tables presented below for noninterest income and net gains on investment securities exclude noncontrolling interests, as well as gains from sales of certain available-for-sale-securities and certain other assets. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Year ended December 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
GAAP noninterest income (as reported)	$335,546	$382,332	(12.2)%	$247,530	54.5%
Less: income attributable to noncontrolling interests, including carried interest	85,940	122,336	(29.8)	54,186	125.8
Non-GAAP noninterest income, net of noncontrolling interests	249,606	259,996	(4.0)	193,344	34.5
Less: gains on sales of certain available-for-sale securities	4,955	37,314	(86.7)	24,699	51.1
Less: net gains on the sale of certain assets related to our equity management services business	4,243	—	—	—	—
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain assets	$240,408	$222,682	8.0	$168,645	32.0
Foreign Exchange Fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients. Foreign exchange fees were $49.0 million in 2012, compared to $43.9 million and $36.2 million in 2011 and 2010, respectively. The increases reflect improving business conditions for our clients, which has resulted in an improvement in our spread as well as a higher number of trades. Additionally, the increase has been influenced by growth in our larger, later-stage client base that typically uses more foreign exchange products.
Credit Card Fees
Credit card fees were $24.8 million in 2012, compared to $18.7 million and $12.7 million in 2011 and 2010, respectively. The increases reflect increased client awareness of our credit card products and the introduction of new products, which has resulted in new credit card clients and an increase in client activity.
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
Client investment fees were $14.5 million in 2012, compared to $12.4 million and $18.0 million in 2011 and 2010, respectively. The increase from 2011 to 2012 was primarily due to an increase in average client investment funds due to our clients’ increased utilization of our off-balance sheet sweep money market funds. The decrease from 2010 to 2011 was primarily attributable to lower margins earned on certain products owing to historically low rates in the short-term fixed income markets. The following table summarizes average client investment funds for 2012, 2011 and 2010:

	Year ended December 31,
(Dollars in millions)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Client directed investment assets (1)	$7,335	$8,683	(15.5)%	$9,279	(6.4)%
Client investment assets under management	10,282	8,803	16.8	6,432	36.9
Sweep money market funds	2,596	250	NM	—	—
Total average client investment funds (2)	$20,213	$17,736	14.0	$15,711	12.9

 NM—Not meaningful

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at December 31, 2012, 2011 and 2010:

	December 31,
(Dollars in millions)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Client directed investment assets	$7,604	$7,709	(1.4)%	$9,479	(18.7)%
Client investment assets under management	10,824	9,919	9.1	7,415	33.8
Sweep money market funds	4,085	1,116	NM	—	—
Total period-end client investment funds	$22,513	$18,744	20.1	$16,894	11.0

 NM—Not meaningful
Gains on Investment Securities, Net
Net gains on investment securities include both gains from our non-marketable and marketable securities, as well as gains from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale securities portfolio is managed to optimize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains or losses on investment securities, and are within the guidelines of our investment policy of managing our liquidity position and interest rate risk. We sold $316 million, $1.4 billion and $651 million in certain available-for-sale securities resulting in pre-tax gains of $5.0 million, $37.3 million and $24.7 million during 2012, 2011 and 2010, respectively.
Our non-marketable securities portfolio primarily represents investments in venture capital funds, venture debt funds and private portfolio companies. We experience variability in the performance of our non-marketable securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the fair value of our investments, changes in the amount of realized gains from distributions, or changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities and as such our results for a particular period are not necessarily indicative of our expected performance in a future period.
In 2012 we had net gains on investment securities of $122.1 million, compared to $195.0 million and $93.4 million in 2011 and 2010, respectively. Gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities, were $31.5 million in 2012, compared to $32.7 million and $16.1 million in 2011 and 2010, respectively. The gains, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities, of $31.5 million in 2012 were driven by the following:

•	Gains of $13.3 million from our managed funds, which included valuation increases and carried interest of $9.2 million from a single investment in two of our managed funds.

•	Gains of $12.3 million from our investments in debt funds, driven primarily by IPO and M&A activity and other valuation increases from the investments within the funds.

•	Gains of $6.6 million from our strategic and other investments, primarily driven by valuation increases from certain fund investments and realized gains on distributions from our fund investments.

The following tables provide a summary of non-GAAP net gains on investment securities, net of noncontrolling interests, for 2012, 2011 and 2010:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Year ended December 31, 2012
Total gains on investment securities, net	$44,198	$54,662	$12,381	$4,241	$6,632	$122,114
Less: income attributable to noncontrolling interests, including carried interest	40,828	44,778	34	—	—	85,640
Non-GAAP net gains on investment securities, net of noncontrolling interests	3,370	9,884	12,347	4,241	6,632	36,474
Less: gain on sales of certain available-for-sale securities	—	—	—	4,955	—	4,955
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$3,370	$9,884	$12,347	$(714)	$6,632	$31,519
Year ended December 31, 2011
Total gains on investment securities, net	$119,095	$20,629	$7,774	$37,127	$10,409	$195,034
Less: income attributable to noncontrolling interests, including carried interest	106,870	18,147	25	—	—	125,042
Non-GAAP net gains on investment securities, net of noncontrolling interests	12,225	2,482	7,749	37,127	10,409	69,992
Less: gain on sales of certain available-for-sale securities	—	—	—	37,314	—	37,314
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$12,225	$2,482	$7,749	$(187)	$10,409	$32,678
Year ended December 31, 2010
Total gains on investment securities, net	$41,198	$19,127	$4,745	$24,823	$3,467	$93,360
Less: income attributable to noncontrolling interests, including carried interest	36,069	16,496	21	—	—	52,586
Non-GAAP net gains on investment securities, net of noncontrolling interests	5,129	2,631	4,724	24,823	3,467	40,774
Less: gain on sales of certain available-for-sale securities	—	—	—	24,699	—	24,699
Non-GAAP net gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$5,129	$2,631	$4,724	$124	$3,467	$16,075

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Equity warrant assets (1):
Gains on exercises, net	$10,000	$17,864	(44.0)%	$5,524	NM%
Change in fair value:
Cancellations and expirations	(1,522)	(1,806)	(15.7)	(3,488)	(48.2)
Changes in fair value	10,907	21,381	(49.0)	4,520	NM
Net gains on equity warrant assets (2)	19,385	37,439	(48.2)	6,556	NM
Gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (3)	3,901	2,259	72.7	1,914	18.0
(Losses) gains on internal foreign exchange forward contracts, net (4)	(103)	1,973	(105.2)	710	177.9
Total gains on foreign exchange forward contracts, net	3,798	4,232	(10.3)	2,624	61.3
Change in fair value of interest rate swaps	603	(470)	NM	—	—
Net (losses) gains on other derivatives (5)	(1,666)	(2,520)	(33.9)	342	NM
Gains on derivative instruments, net	$22,120	$38,681	(42.8)	$9,522	NM

 NM—Not meaningful

(1)	At December 31, 2012, we held warrants in 1,270 companies, compared to 1,174 companies at December 31, 2011 and 1,157 companies at December 31, 2010.

(2)	Net gains on equity warrant assets are included in the line item “Gains on derivative instruments, net” as part of noninterest income.

(3)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.

(4)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans.

(5)
Primarily represents the change in fair value of loan conversion options held by SVB Financial. As of December 31, 2012, the loan conversion options related to five clients. For more information, refer to Note 12—"Derivative Financial Instruments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.

Net gains on derivative instruments were $22.1 million in 2012, compared to $38.7 million in 2011 and $9.5 million in 2010. The decrease of $16.6 million in 2012 was primarily due to the following:

•	Net gains on equity warrant assets of $19.4 million in 2012, compared to net gains of $37.4 million in 2011. The net gains of $19.4 million in 2012 included the following:

◦	Net gains of $10.9 million from changes in warrant valuations from both private and public clients.

◦	Net gains of $10.0 million from the exercise of equity warrant assets.
The increase of $29.2 million in 2011 was primarily due to the following:

•	Net gains on equity warrant assets of $37.4 million in 2011, compared to net gains of $6.6 million in 2010. The net gains of $37.4 million in 2011 included the following:

◦	Net gains of $21.4 from changes in warrant valuations from both private and public clients.

◦	Net gains of $17.9 million from the exercise of equity warrant assets.

Other Noninterest Income
A summary of other noninterest income for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Unused commitment fees	$13,006	$7,095	83.3%	$6,833	3.8%
Fund management fees	11,057	10,730	3.0	10,753	(0.2)
Service-based fee income (1)	7,937	9,717	(18.3)	8,840	9.9
Net gains on the sale of certain assets related to our equity management services business	4,243	—	—	—	—
Loan syndication fees	3,896	1,020	NM	1,775	(42.5)
Gains (losses) on revaluation of foreign currency instruments (2)	1,677	(2,096)	(180.0)	(374)	NM
Currency revaluation (losses) gains (3)	(16)	(4,275)	(99.6)	959	NM
Other	12,601	7,964	58.2	6,856	16.2
Total other noninterest income	$54,401	$30,155	80.4	$35,642	(15.4)

NM—Not meaningful

(1)	Includes income from SVB Analytics.

(2)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash

(3)
Includes the revaluation of foreign currency denominated financial statements of certain funds. Included in these amounts are gains of $27 thousand, losses of $2.9 million and gains of $0.4 million in 2012, 2011 and 2010, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

Other noninterest income was $54.4 million in 2012, compared to $30.2 million in 2011 and $35.6 million in 2010. The increase in other noninterest income of $24.2 million in 2012 was due to the following:

•
A $5.9 million increase in unused commitment fees, primarily resulting from the prospective reclassification of certain fees from interest income to noninterest income. The comparable amount of these fees included in interest income in 2011 was $5.2 million.

•
Gains of $4.2 million on the sale of certain assets related to our equity management services business in the second quarter of 2012. The sale of these assets was also the primary driver for the decrease of $1.8 million in service-based fee income.

•
Currency revaluation losses of $16 thousand in 2012, compared to losses of $4.3 million in 2011. The losses of $4.3 million in 2011 were primarily due to the strengthening of the U.S. Dollar against the Indian Rupee.

•
Gains on the revaluation of foreign currency instruments of $1.7 million in 2012, compared to losses of $2.1 million in 2011. The revaluation gains were primarily due to the weakening of the U.S. Dollar against the Euro and Pound Sterling.

The decrease of $5.5 million in 2011 was primarily due to currency revaluation losses of $4.3 million in 2011, compared to a gain of $1.0 million in 2010. These losses were primarily due to the strengthening of the U.S. dollar against the Indian Rupee. Additionally, we had losses on revaluation of foreign currency instruments of $2.1 million in 2011, compared to $0.4 million in 2010. These losses were primarily due to the strengthening of the U.S. dollar against the Euro, and were partially offset by gains of $2.0 million from our internal forward exchange forward contracts that are included in the line item “Gains on derivative instruments, net” as part of noninterest income (as discussed above).

Noninterest Expense

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Compensation and benefits	$326,942	$313,043	4.4%	$248,606	25.9%
Professional services	67,845	60,807	11.6	56,123	8.3
Premises and equipment	40,689	28,335	43.6	23,023	23.1
Business development and travel	29,409	24,250	21.3	20,237	19.8
Net occupancy	22,536	19,624	14.8	19,378	1.3
Correspondent bank fees	11,168	9,052	23.4	8,379	8.0
FDIC assessments	10,959	10,298	6.4	16,498	(37.6)
Provision for unfunded credit commitments	488	4,397	(88.9)	4,083	7.7
Other	35,962	30,822	16.7	26,491	16.3
Total noninterest expense	$545,998	$500,628	9.1	$422,818	18.4
Included in noninterest expense is expense attributable to noncontrolling interests. See below for a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests and net gains from note repurchases and termination of corresponding interest rate swaps (when applicable). We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests:

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
GAAP noninterest expense	$545,998	$500,628	9.1%	$422,818	18.4%
Less: amounts attributable to noncontrolling interests	11,336	11,567	(2.0)	12,348	(6.3)
Less: net gain from note repurchases and termination of corresponding interest rate swaps	—	(3,123)	(100.0)	—	—
Non-GAAP noninterest expense, net of noncontrolling interests	$534,662	$492,184	8.6	$410,470	19.9
GAAP taxable equivalent net interest income	$619,783	$528,228	17.3	$420,186	25.7
Less: income attributable to noncontrolling interests	106	122	(13.1)	28	NM
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$619,677	$528,106	17.3	$420,158	25.7
GAAP noninterest income	$335,546	$382,332	(12.2)	$247,530	54.5
Non-GAAP noninterest income, net of noncontrolling interests	240,408	222,682	8.0	168,645	32.0
GAAP taxable equivalent revenue	$955,329	$910,560	4.9	$667,716	36.4
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$860,085	$750,788	14.6	$588,803	27.5
GAAP operating efficiency ratio	57.15%	54.98%	3.9	63.32%	(13.2)
Non-GAAP operating efficiency ratio (1)	62.16	65.56	(5.2)	69.71	(6.0)

NM—Not meaningful

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Compensation and benefits
Salaries and wages	$150,536	$134,719	11.7%	$116,639	15.5%
Incentive compensation & ESOP	86,684	97,265	(10.9)	65,503	48.5
Other employee benefits (1)	89,722	81,059	10.7	66,464	22.0
Total compensation and benefits	$326,942	$313,043	4.4	$248,606	25.9
Period-end full-time equivalent employees	1,615	1,526	5.8	1,357	12.5
Average full-time equivalent employees	1,581	1,451	9.0	1,305	11.2

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant incentive and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $326.9 million in 2012, compared to $313.0 million in 2011 and $248.6 million in 2010. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $15.8 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, as well as from merit increases. Average FTEs increased by 130 to 1,581 in 2012, compared to 1,451 in 2011, primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

•
An increase of $8.7 million in other employee benefits, primarily due to an increase in average FTEs, as well as an increase in 401(k) expenses and employer payroll taxes driven by 2011 incentive compensation payouts during the first quarter of 2012, which were at higher levels than 2010 incentive compensation payouts in the first quarter of 2011.

•	A decrease of $10.6 million in incentive compensation and ESOP expense, primarily reflective of higher expenses in 2011 as a result of better than expected results for that period.
The increase in compensation and benefits expense of $64.4 million in 2011 was primarily due to the following:

•	An increase of $31.8 million in incentive compensation and ESOP expense, primarily reflective of better than expected results in 2011.

•
An increase of $18.1 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, as well as from base salary merit increases. Average FTEs increased by 146 to 1,451 average FTEs in 2011, primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

•
An increase of $14.6 million from other employee related benefits, primarily due to an increase in average FTEs, as well as an increase in 401(k) expenses and employer payroll taxes driven by 2010 incentive compensation payouts during the first quarter of 2011, which were at higher levels than 2009 incentive compensation payouts in the first quarter of 2010.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $101.2 million in 2012, compared to $110.3 million in 2011 and $72.6 million in 2010. These amounts are included in total compensation and benefits expense discussed above.

Professional Services
Professional services expense was $67.8 million in 2012, compared to $60.8 million in 2011 and $56.1 million in 2010. The increases were primarily due to increased consulting fees related to our ongoing business and IT infrastructure initiatives.
Premises and Equipment
Premises and equipment expense was $40.7 million in 2012, compared to $28.3 million in 2011 and $23.0 million in 2010. The increases were primarily due to increased spending to enhance and maintain our IT infrastructure. Additionally, in 2012 we wrote-off $4.0 million in certain assets.
Business Development and Travel
Business development and travel expense was $29.4 million in 2012, compared to $24.3 million in 2011 and $20.2 million in 2010. The increases were primarily reflective of our increased focus on global initiatives and increased business development activity due to improving economic and business conditions.
Net Occupancy
Net occupancy expense was $22.5 million in 2012, compared to $19.6 million in 2011 and $19.4 million in 2010. The increase in 2012 was reflective of the addition of new offices and the expansion of certain existing offices.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $0.5 million in 2012, compared to $4.4 million in 2011 and $4.1 million in 2010. The lower provision in 2012 was primarily reflective of a decrease in the reserve rate applied to our unfunded commitments due to improved credit performance across our client portfolio. Additionally, growth in total unfunded credit commitments and letters of credit balances was $543 million in 2012, compared to $1.1 billion in 2011.
The provision for unfunded credit commitments of $4.4 million in 2011 was primarily due to an increase in unfunded credit commitments and letters of credit balances of $1.1 billion, as well as from changes in the composition of the unfunded loan commitments.
Other Noninterest Expense
A summary of other noninterest expense for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Telephone	$6,528	$5,835	11.9%	$4,952	17.8%
Client services	6,910	4,594	50.4	2,716	69.1
Data processing services	5,876	4,811	22.1	4,060	18.5
Tax credit fund amortization	3,911	4,474	(12.6)	3,965	12.8
Postage and supplies	2,482	2,162	14.8	2,198	(1.6)
Dues and publications	2,067	1,570	31.7	1,519	3.4
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	—	(3,123)	(100.0)	—	—
Other	8,188	10,499	(22.0)	7,081	48.3
Total other noninterest expense	$35,962	$30,822	16.7	$26,491	16.3

(1)
Represents net gains from the repurchase of $109 million of our 5.70% Senior Notes and $204 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in 2011.

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” in our statements of income.

In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Net interest income (1)	$(106)	$(122)	(13.1)%	$(28)	NM%
Noninterest income (1)	(88,823)	(125,328)	(29.1)	(55,419)	126.1
Noninterest expense (1)	11,336	11,567	(2.0)	12,348	(6.3)
Carried interest (2)	2,883	2,992	(3.6)	1,233	142.7
Net income attributable to noncontrolling interests	$(74,710)	$(110,891)	(32.6)	$(41,866)	164.9

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.
Income Taxes
Our effective income tax expense rate was 39.3 percent in 2012, compared to 40.9 percent in 2011 and 39.3 percent in 2010. The decrease in the tax rate in 2012 was primarily attributable to lower state taxes and lower taxes on foreign operations. The increase in tax rate in 2011 was primarily attributable to the effect of higher taxes on foreign operations on our overall pre-tax income.
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 20—”Segment Reporting” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for 2012, 2011 and 2010:

Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Net interest income	$595,133	$519,145	14.6%	$424,256	22.4%
Provision for loan losses	(45,417)	(13,494)	NM	(42,357)	(68.1)
Noninterest income	188,842	150,116	25.8	136,531	10.0
Noninterest expense	(397,672)	(355,705)	11.8	(305,454)	16.5
Income before income tax expense	$340,886	$300,062	13.6	$212,976	40.9
Total average loans, net of unearned income	$6,790,332	$5,099,516	33.2	$3,948,872	29.1
Total average assets	19,523,139	17,104,227	14.1	13,558,116	26.2
Total average deposits	17,575,060	15,364,804	14.4	11,911,639	29.0

NM—Not meaningful
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $340.9 million in 2012, compared to $300.1 million in 2011 and $213.0 million in 2010, which reflects the strength and continued growth of our core commercial business and clients. The key components of GCB's performance are discussed below:
2012 compared to 2011
Net interest income from our GCB increased by $76.0 million in 2012, primarily due to a $80.8 million increase in loan interest income resulting mainly from an increase in average loan balances and a $24.1 million increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a $25.9 million decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $45.4 million in 2012, compared to a provision of $13.5 million in 2011. The provision of $45.4 million in 2012 was primarily due to net charge-offs and period-end loan growth. The provision of $13.5 million in 2011 was primarily due to period-end loan growth, partially offset by a decrease in the allowance for our performing loans due to the strong overall credit quality of our clients.
Noninterest income increased by $38.7 million in 2012, primarily due to an increase in gains from debt fund investments, foreign exchange fees and credit card fees, as well as gains of $4.2 million on the sale of certain assets related to our equity management services business in the second quarter of 2012. The increase in gains from debt fund investments was driven primarily by IPO and M&A activity and other valuation increases from the investments within the funds. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as higher number of trades. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity.
Noninterest expense increased by $42.0 million in 2012, primarily due to an increase in salaries and wages, premises and equipment and professional services. The increase in salaries and wages was primarily due to an increase in the average number of FTEs within GCB, which increased by 108 to 1,244 in 2012, compared to 1,136 in 2011, as well as from base salary merit increases. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment was primarily due to increased spending to enhance and maintain our IT infrastructure, as well as the write-off of certain assets. The increase in professional services was primarily due to increased consulting fees related to our ongoing business and infrastructure initiatives.
2011 compared to 2010
Net interest income from our GCB increased by $94.9 million in 2011, primarily due to a $57.4 million increase in loan interest income resulting mainly from an increase in average loan balances and a $43.4 million increase in the FTP earned for deposits due to significant deposit growth. These increases were partially offset by a $15.9 million decrease in the FTP earned for deposits due to decreases in market interest rates.
We had a provision for loan losses for GCB of $13.5 million in 2011, compared to a provision of $42.4 million in 2010. The decrease in provision was primarily due to a decrease in net charge-offs as a result of an improvement in the overall credit quality of our clients.

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
Noninterest expense increased by $50.3 million in 2011, primarily due to an increase in incentive compensation and an increase in salaries and wages expense. The increase in incentive compensation expenses was primarily reflective of better than expected results in 2011. The increase in salaries and wages was primarily due to an increase in the average number of FTE employees at GCB, which increased by 98 to 1,136 in 2011, compared to 1,038 in 2010, as well as from base salary merit increases.
SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Net interest income	$21,807	$19,529	11.7%	$15,756	23.9%
Reduction of (provision for) loan losses	1,087	7,393	(85.3)	(2,271)	NM
Noninterest income	681	516	32.0	496	4.0
Noninterest expense	(14,118)	(10,174)	38.8	(4,405)	131.0
Income before income tax expense	$9,457	$17,264	(45.2)	$9,576	80.3
Total average loans, net of unearned income	$758,471	$658,175	15.2	$461,620	42.6
Total average assets	763,186	658,797	15.8	461,697	42.7
Total average deposits	313,836	186,604	68.2	129,536	44.1

NM—Not meaningful
Income before income tax expense from SVB Private Bank decreased to $9.5 million in 2012, compared to $17.3 million in 2011 and $9.6 million in 2010, primarily reflective of high levels of loan recoveries in 2011 and increased costs to grow this business. The key drivers of SVB Private Bank's performance are discussed below:
2012 compared to 2011
Net interest income from SVB Private Bank increased by $2.3 million in 2012, primarily due to an increase in the FTP earned for deposits due to deposit growth and an increase in loan interest income resulting primarily from an increase in average loan balances.
SVB Private Bank had a reduction of provision for loan losses of $1.1 million in 2012, compared to a reduction of provision of $7.4 million in 2011. The reduction of provision for both periods was primarily due to net loan recoveries.
Noninterest expense increased by $3.9 million in 2012, primarily due to an increase in compensation and benefits expense resulting from an increase in the average number of FTEs at SVB Private Bank, which increased by 13 to 47 in 2012, compared to 34 in 2011. The increase in average FTEs was to support the growth of SVB Private Bank.
2011 compared to 2010
Net interest income increased by $3.8 million in 2011, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.
SVB Private Bank had a reduction of provision for loan losses of $7.4 million in 2011, compared to a provision of $2.3 million in 2010. The reduction of provision of $7.4 million in 2011 was primarily due to net loan recoveries.
Noninterest expense increased by $5.8 million in 2011, primarily due to an increase in salaries and wages and incentive compensation expenses. The increase in salaries and wages expense was primarily due to an increase in the average number of FTEs within SVB Private Bank, which increased by 19 to 34 FTEs in 2011, compared to 15 FTEs in 2010. The increase in average FTEs was to support the growth of SVB Private Bank. The increase in incentive compensation expense was reflective of better than expected results in 2011.

SVB Capital

	Year ended December 31,
(Dollars in thousands)	2012	2011	% Change 2012/2011	2010	% Change 2011/2010
Net interest income	$15	$10	50.0%	$—	—%
Noninterest income	27,435	27,358	0.3	19,491	40.4
Noninterest expense	(11,263)	(13,079)	(13.9)	(15,652)	(16.4)
Income before income tax expense	$16,187	$14,289	13.3	$3,839	NM
Total average assets	$239,335	$226,423	5.7	$157,461	43.8

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
Income before income tax expense from SVB Capital increased to $16.2 million in 2012, compared to $14.3 million in 2011 and $3.8 million in 2010, which reflects lower incentive compensation expenses and continued strong gains from our managed funds. The key drivers of SVB Capital's performance are discussed below:
2012 compared to 2011
Noninterest income remained flat at $27.4 million in both 2012 and 2011. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $16.2 million in 2012, compared to net gains of $17.1 million in 2011. The net gains on investment securities of $16.2 million in 2012 were primarily driven by valuation increases and IPO and M&A activity within our managed funds.

•	Fund management fees of $11.1 million in 2012, compared to $10.7 million in 2011.
2011 compared to 2010
Noninterest income increased by $7.9 million to $27.4 million in 2011, primarily due to higher net gains on investment securities. SVB Capital's components of noninterest income primarily include the following:

•
Net gains on investment securities of $17.1 million in 2011, compared to net gains of $8.6 million in 2010. The net gains on investment securities of $17.1 million in 2011 were primarily related to net gains of $14.7 million from our managed funds attributable to valuation increases and IPO and M&A activity.

•	Fund management fees of $10.7 million in 2011, compared to $10.8 million in 2010.
Consolidated Financial Condition
Our total assets were $22.8 billion at December 31, 2012, an increase of $2.8 billion, or 14.0 percent, compared to $20.0 billion at December 31, 2011, which increased by $2.5 billion or 13.9 percent, compared to $17.5 billion at December 31, 2010. Below is a summary of the individual components driving the changes in total assets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.0 billion at December 31, 2012, a decrease of $106 million, or 9.5 percent, compared to $1.1 billion at December 31, 2011. The reduction in both period-end and average cash balances during 2012 was due to greater optimization of excess cash in funding loans and growth in the balance sheet.

As of December 31, 2012 and December 31, 2011, $72 million and $100 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $283 million and $372 million, respectively.
Investment Securities
Investment securities totaled $12.5 billion at December 31, 2012, an increase of $987 million, or 8.6 percent, compared to $11.5 billion at December 31, 2011, which increased by $2.9 billion or 33.6 percent, compared to $8.6 billion at December 31, 2010.
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business. The following table presents a profile of our investment securities portfolio at December 31, 2012, 2011 and 2010:

	December 31,
(Dollars in thousands)	2012	2011	2010
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,247	$25,964	$26,410
U.S. agency debentures	3,447,628	2,874,932	2,835,093
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,473,433	1,564,286	1,248,510
Agency-issued collateralized mortgage obligations—fixed rate	4,103,974	3,373,760	830,466
Agency-issued collateralized mortgage obligations—variable rate	1,772,748	2,413,378	2,879,525
Agency issued commercial mortgage-backed securities	422,098	178,693	—
Municipal bonds and notes	93,529	100,498	97,580
Equity securities	4,520	4,535	383
Total available-for-sale securities	11,343,177	10,536,046	7,917,967
Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	665,921	611,824	391,247
Other venture capital investments	127,091	124,121	111,843
Other investments	—	987	981
Non-marketable securities (equity method accounting):
Other investments	139,330	68,252	67,031
Low income housing tax credit funds	70,318	34,894	27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	161,884	145,007	110,466
Other investments	19,721	19,355	12,120
Total non-marketable securities	1,184,265	1,004,440	721,520
Total investment securities	$12,527,442	$11,540,486	$8,639,487
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $11.3 billion at December 31, 2012, an increase of $807 million, or 7.7 percent, compared to $10.5 billion at December 31, 2011, which increased by $2.6 billion or 33.1 percent, compared to $7.9 billion at December 31, 2010. The increase in 2012 was primarily due to purchases of new investments of $3.9 billion, partially offset by paydowns, scheduled maturities and called maturities of $2.7 billion and sales of $329 million. The purchases of new investments of $3.9 billion were primarily comprised of fixed-rate agency-issued mortgage securities and fixed-rate agency debentures. The paydowns, scheduled maturities and called maturities on securities of $2.7 billion were comprised of $2.1 billion in fixed-rate securities and $657 million in variable-

rate securities. The sales of $329 million were primarily comprised of U.S. agency securities. These securities were sold as part of our portfolio management strategy of managing duration risk.
The increase in 2011 was primarily due to purchases of new investments of $7.1 billion, partially offset by calls and paydowns of $3.2 billion and sales of $1.4 billion. The purchases of new investments of $7.1 billion in 2011 were primarily comprised of $5.1 billion in fixed-rate agency-issued mortgage securities and $1.8 billion in U.S. agency debentures. The sales of securities of $1.4 billion in 2011 were comprised entirely of agency-issued mortgage securities.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2012, our estimated portfolio duration was 2.2 years, compared to 1.8 years at December 31, 2011.
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
Non-marketable securities were $1.2 billion at December 31, 2012, an increase of $180 million, or 17.9 percent, compared to $1.0 billion at December 31, 2011, which increased by $283 million or 39.2 percent, compared to $722 million at December 31, 2010.
The increase in non-marketable securities of $180 million in 2012 was primarily related to the following:

•
Funding of our capital contribution of $80 million to our joint venture bank in China in the second quarter of 2012, which is included in the line item "Other investments" under equity method accounting.

•
An increase of $54 million in venture capital and private equity investments accounted for using fair value accounting from our managed funds of funds due to additional capital calls (net of distributions) for fund investments, as well as from valuation increases

•	An increase of $35 million in low income housing tax credit funds due to new investments.
The increase in non-marketable securities of $283 million in 2011 was primarily related to the following:

•
An increase of $221 million in venture capital and private equity investments accounted for using fair value accounting from our managed funds of funds due to additional capital calls (net of distributions) for fund investments of $101 million, as well as from valuation gains of $80 million.

•	An increase of $35 million in venture capital and private equity fund investments accounted for using cost method accounting primarily related to capital calls paid to fund investments.

The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2012, 2011 and 2010:

	December 31,
	2012		2011		2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$665,921	$75,893	$611,824	$77,674	$391,247	$69,676
Other venture capital investments (2)	127,091	8,962	124,121	11,333	111,843	10,504
Other investments	—	—	987	493	981	491
Non-marketable securities (equity method accounting):
Other investments	139,330	139,330	68,252	68,252	67,031	67,031
Low income housing tax credit funds	70,318	70,318	34,894	34,894	27,832	27,832
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	161,884	161,884	145,007	145,007	110,466	110,466
Other investments	19,721	19,721	19,355	19,355	12,120	12,120
Total non-marketable securities	$1,184,265	$476,108	$1,004,440	$357,008	$721,520	$298,120

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2012, 2011 and 2010:

	December 31,
	2012		2011		2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$32,850	$4,126	$39,567	$4,970	$44,722	$5,618
SVB Strategic Investors Fund II, LP	91,294	7,825	122,619	10,510	94,694	8,117
SVB Strategic Investors Fund III, LP	209,696	12,311	218,429	12,824	146,613	8,607
SVB Strategic Investors Fund IV, LP	169,931	8,497	122,076	6,104	40,639	2,032
Strategic Investors Fund V Funds	40,622	112	8,838	31	—	—
SVB Capital Preferred Return Fund, LP	53,643	12,652	42,580	11,571	23,071	12,262
SVB Capital—NT Growth Partners, LP	60,120	23,842	43,958	20,176	28,624	24,434
SVB Capital Partners II, LP	1,303	66	2,390	121	4,506	229
Other private equity fund	6,462	6,462	11,367	11,367	8,378	8,377
Total venture capital and private equity fund investments	$665,921	$75,893	$611,824	$77,674	$391,247	$69,676

(2)	The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2012, 2011 and 2010:

	December 31,
	2012		2011		2010
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$43,493	$4,652	$17,878	$1,912	$21,371	$2,286
SVB Capital Partners II, LP	79,761	4,051	61,099	3,103	51,545	2,618
SVB India Capital Partners I, LP (i)	—	—	42,832	6,162	38,927	5,600
SVB Capital Shanghai Yangpu Venture Capital Fund	3,837	259	2,312	156	—	—
Total other venture capital investments	$127,091	$8,962	$124,121	$11,333	$111,843	$10,504

(i)
As of December 31, 2012, SVB India Capital Partners I, LP was deconsolidated from the financial statements of SVBFG. See Note 2 – “Significant Accounting Policies-Principles of Consolidation and Presentation” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

Loans
The following table details the composition of the loan portfolio, net of unearned income, as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial loans:
Software (1)	$3,261,489	$2,492,849	$1,820,680	$1,381,855	$1,730,051
Hardware (1)	1,118,370	952,303	641,052	599,918	918,546
Venture capital/private equity	1,732,699	1,117,419	1,036,201	927,848	1,058,030
Life science (1)	1,066,199	863,737	575,944	517,268	597,632
Premium wine	143,511	130,245	144,972	143,062	150,286
Other (1)	315,453	342,147	375,928	176,750	210,759
Total commercial loans	7,637,721	5,898,700	4,594,777	3,746,701	4,665,304
Real estate secured loans:
Premium wine (2)	413,513	345,988	312,255	298,839	269,564
Consumer loans (3)	685,300	534,001	361,704	241,284	223,012
Total real estate secured loans	1,098,813	879,989	673,959	540,123	492,576
Construction loans (4)	65,742	30,256	60,178	59,926	48,062
Consumer loans	144,657	161,137	192,823	201,344	300,311
Total loans, net of unearned income (5)(6)	$8,946,933	$6,970,082	$5,521,737	$4,548,094	$5,506,253

(1)
Because of the diverse nature of clean technology products and services, for our loan-related reporting purposes, cleantech-related loans are reported under our hardware, software, life science and other commercial loan categories, as applicable.

(2)
Included in our premium wine portfolio are gross construction loans of $148 million, $111 million, $119 million, $122 million and $115 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(3)	Consumer loans secured by real estate at December 31, 2012, 2011, 2010, 2009 and 2008 were comprised of the following:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Loans for personal residence	$503,378	$350,359	$189,039	$64,678	$58,702
Loans to eligible employees	110,584	99,704	88,510	86,147	74,762
Home equity lines of credit	71,338	83,938	84,155	90,459	89,548
Consumer loans secured by real estate	$685,300	$534,001	$361,704	$241,284	$223,012

(4)	Construction loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(5)	Unearned income, net of deferred costs, was $77 million, $60 million, $46 million, $35 million and $45 million in 2012, 2011, 2010, 2009 and 2008, respectively.

(6)
Included within our total loan portfolio are credit card loans of $64 million, $50 million, $33 million and $25 million at December 31, 2012, 2011, 2010 and 2009, respectively. We did not have any credit card loans at December 31, 2008

The increase in commercial loans from December 31, 2011 to December 31, 2012 from all of our client industry segments, with particularly strong growth in sponsor-led buyouts by later stage clients in our software portfolio, as well as from capital call lines of credit for our venture capital/private equity clients.
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

	December 31,
	2012		2011
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$3,293,899	36.5%	$2,517,890	35.8%
Hardware	1,129,484	12.5	961,869	13.7
Venture capital/private equity	1,749,903	19.4	1,128,520	16.1
Life science	1,076,792	11.9	872,413	12.4
Premium wine	144,937	1.6	131,552	1.9
Other	318,588	3.5	345,588	4.9
Total commercial loans	7,713,603	85.5	5,957,832	84.8
Real estate secured loans:
Premium wine	414,347	4.6	347,241	4.9
Consumer loans	685,493	7.6	533,817	7.6
Total real estate secured loans	1,099,840	12.2	881,058	12.5
Construction loans	65,726	0.7	30,319	0.4
Consumer loans	145,079	1.6	161,112	2.3
Total gross loans	$9,024,248	100.0%	$7,030,321	100.0%

The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2012:

	December 31, 2012
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$991,011	$575,721	$601,400	$731,840	$393,927	$3,293,899
Hardware	295,981	203,813	176,854	229,913	222,923	1,129,484
Venture capital/private equity	298,299	194,717	285,914	301,061	669,912	1,749,903
Life science	280,100	221,399	223,104	200,056	152,133	1,076,792
Premium wine (1)	71,472	24,986	41,979	6,500	—	144,937
Other	89,703	56,078	55,608	54,620	62,579	318,588
Commercial loans	2,026,566	1,276,714	1,384,859	1,523,990	1,501,474	7,713,603
Real estate secured loans:
Premium wine (1)	101,501	110,080	128,950	42,316	31,500	414,347
Consumer loans (2)	563,319	78,531	43,643	—	—	685,493
Real estate secured loans	664,820	188,611	172,593	42,316	31,500	1,099,840
Construction loans	17,182	33,928	14,616	—	—	65,726
Consumer loans (2)	29,436	46,152	24,491	—	45,000	145,079
Total gross loans	$2,738,004	$1,545,405	$1,596,559	$1,566,306	$1,577,974	$9,024,248

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.
At December 31, 2012, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $3.1 billion, or 34.8 percent of our portfolio. These loans represented 102 clients, and of these loans, none were on nonaccrual status as of December 31, 2012.
The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2011:

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
At December 31, 2011, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $2.2 billion, or 31.2 percent of our portfolio. These loans represented 71 clients, and of these loans, none were on nonaccrual status as of December 31, 2011.
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 9 percent of total gross loans at December 31, 2012, compared to approximately 8 percent at December 31, 2011. Typically, these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At December 31, 2012, our lending to venture capital/private equity firms represented 19.4 percent of total gross loans, compared to 16.1 percent of total gross loans at December 31, 2011. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At December 31, 2012, sponsor-led buyout loans represented 11.8 percent of total gross loans, compared to 8.9 percent of total gross loans at December 31, 2011. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk.
At December 31, 2012, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.0 percent and 4.8 percent, respectively, of total gross loans, compared to 8.8 percent and 5.4 percent, respectively at December 31, 2011. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 38.5 percent of our outstanding total gross loan balances as of December 31, 2012 were to borrowers based in California compared to 43.7 percent as of December 31, 2011. Other than California, there were no states with balances greater than 10 percent.

As of December 31, 2012, 76.3 percent, or $6.9 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 72.8 percent, or $5.1 billion, as of December 31, 2011. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2012, for fixed and variable rate loans:

	Remaining Contractual Maturity of Gross Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial loans:
Software	$52,751	$450,795	$—	$503,546
Hardware	9,920	198,356	—	208,276
Venture capital/private equity	6,035	3,289	1,405	10,729
Life science	17,808	520,201	—	538,009
Premium wine	1,474	4,801	11,479	17,754
Other	41,845	21,564	—	63,409
Total commercial loans	129,833	1,199,006	12,884	1,341,723
Real estate secured loans:
Premium wine	4,262	53,650	248,904	306,816
Consumer loans	1,397	90,958	248,332	340,687
Total real estate secured loans	5,659	144,608	497,236	647,503
Construction loans	30,020	16,233	4,636	50,889
Consumer loans	96,376	4,335	1,018	101,729
Total fixed-rate loans	$261,888	$1,364,182	$515,774	$2,141,844

Variable-rate loans:
Commercial loans:
Software	$721,234	$1,985,874	$83,245	$2,790,353
Hardware	268,784	652,424	—	921,208
Venture capital/private equity	1,537,104	197,372	4,698	1,739,174
Life science	74,567	434,966	29,250	538,783
Premium wine	81,881	45,076	226	127,183
Other	78,887	148,411	27,881	255,179
Total commercial loans	2,762,457	3,464,123	145,300	6,371,880
Real estate secured loans:
Premium wine	18,248	55,214	34,069	107,531
Consumer loans	263	26,216	318,327	344,806
Total real estate secured loans	18,511	81,430	352,396	452,337
Construction loans	14,592	193	52	14,837
Consumer loans	29,258	11,167	2,925	43,350
Total variable-rate loans	$2,824,818	$3,556,913	$500,673	$6,882,404
Total gross loans	$3,086,706	$4,921,095	$1,016,447	$9,024,248
Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

Loan Administration
The Credit Committee of our Board of Directors (formerly the Directors' Loan Committee) oversees our credit risks and strategies, as well as our credit policies and lending practices.
Subject to the oversight of the Credit Committee, lending authority is delegated to the Chief Credit Officer and our management's Loan Committee, which consists of the Chief Credit Officer and other senior members of our lending management. Requests for new and existing credit extensions that meet certain size and underwriting criteria may be approved outside of our Loan Committee by designated senior lenders or jointly with a senior credit officer or division risk manager.
Credit Quality Indicators
As of December 31, 2012, our criticized and impaired loans represented 6.6 percent of our total gross loans. This compares to 8.5 percent at December 31, 2011. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up approximately 9 percent of our loan portfolio. It is common for an emerging early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.

Credit Quality and Allowance for Loan Losses
The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses balance, beginning of year	$89,947	$82,627	$72,450	$107,396	$47,293
Charge-offs:
Commercial loans:
Software	(4,316)	(10,252)	(16,230)	(38,869)	(26,702)
Hardware	(20,247)	(4,828)	(10,568)	(58,261)	(8,077)
Venture capital/private equity	—	—	—	(10,635)	—
Life science	(5,080)	(4,201)	(17,629)	(16,853)	(2,725)
Premium wine	(584)	(449)	(1,457)	(3,107)	(309)
Other	(2,485)	(3,954)	(4,866)	(2,245)	(2,326)
Total commercial loans	(32,712)	(23,684)	(50,750)	(129,970)	(40,139)
Consumer loans	(607)	(220)	(489)	(13,600)	(7,676)
Total charge-offs	(33,319)	(23,904)	(51,239)	(143,570)	(47,815)

Recoveries:
Commercial loans:
Software	4,874	11,659	5,838	2,284	3,931
Hardware	1,107	455	5,715	12,645	2,441
Venture capital/private equity	—	—	—	—	294
Life science	334	6,644	3,738	2,708	252
Premium wine	650	1,223	222	55	170
Other	1,377	471	737	413	113
Total commercial loans	8,342	20,452	16,250	18,105	7,201
Consumer loans	1,351	4,671	538	339	4
Total recoveries	9,693	25,123	16,788	18,444	7,205
Provision for loan losses	44,330	6,101	44,628	90,180	100,713
Allowance for loan losses balance, end of year	$110,651	$89,947	$82,627	$72,450	$107,396

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2012		2011		2010		2009		2008
(Dollars in thousands)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)
Commercial loans:
Software	$42,648	36.5%	$38,263	35.8%	$29,288	33.0%	$24,209	30.4%	$29,007	31.4%
Hardware	29,761	12.5	16,810	13.7	14,688	11.6	16,194	13.2	21,604	16.7
Venture capital/private equity	9,963	19.4	7,319	16.1	8,241	18.8	5,664	20.4	30,540	19.2
Life science	13,606	11.9	10,243	12.4	9,077	10.5	9,651	11.4	7,989	10.8
Premium wine	3,523	6.2	3,914	6.8	5,492	8.2	4,652	9.7	4,094	7.6
Other	3,912	4.3	5,817	5.3	5,318	7.9	3,877	5.3	3,717	4.9
Total commercial loans	103,413	90.8	82,366	90.1	72,104	90.0	64,247	90.4	96,951	90.6
Consumer loans	7,238	9.2	7,581	9.9	10,523	10.0	8,203	9.6	10,445	9.4
Total	$110,651	100.0%	$89,947	100.0%	$82,627	100.0%	$72,450	100.0%	$107,396	100.0%

(1)	Represents loan category as a percentage of total gross loans as of year end.

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

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Gross nonperforming, past due, and restructured loans:
Impaired loans	$38,279	$36,617	$39,426	$50,227	$84,919
OREO	—	—	—	220	1,250
Total nonperforming assets	$38,279	$36,617	$39,426	$50,447	$86,169
Loans past due 90 days or more still accruing interest	$19	$—	$44	$2,456	$2,330
Performing TDRs	734	2,100	—	—	—
Nonperforming loans as a percentage of total gross loans	0.42%	0.52%	0.71%	1.10%	1.53%
Nonperforming assets as a percentage of total assets	0.17	0.18%	0.22	0.39%	0.86%
Allowance for loan losses	$110,651	$89,947	$82,627	$72,450	$107,396
As a percentage of total gross loans	1.23%	1.28%	1.48%	1.58%	1.93%
As a percentage of total gross nonperforming loans	289.06	245.64	209.57	144.25	126.47
Allowance for loan losses for impaired loans	$6,261	$3,707	$6,936	$8,868	$25,911
As a percentage of total gross loans	0.07%	0.05%	0.12%	0.19%	0.47%
As a percentage of total gross nonperforming loans	16.36	10.12	17.59	17.66	30.51
Allowance for loan losses for total gross performing loans	$104,390	$86,240	$75,691	$63,582	$81,485
As a percentage of total gross loans	1.16%	1.23%	1.36%	1.39%	1.47%
As a percentage of total gross performing loans	1.16	1.23	1.37	1.40	1.49
Total gross loans	$9,024,248	$7,030,321	$5,567,205	$4,582,966	$5,551,636
Total gross performing loans	8,985,969	6,993,704	5,527,779	4,532,739	5,466,717
Reserve for unfunded credit commitments (1)	22,299	21,811	17,414	13,331	14,698
As a percentage of total unfunded credit commitments	0.26%	0.27%	0.25%	0.22%	0.23%
Total unfunded credit commitments (2)	$8,610,791	$8,067,570	$6,918,689	$5,944,042	$6,336,505

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.

Nonaccrual Loans
The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial loans:
Software	$3,263	$1,142	$3,292	$8,059	$6,140
Hardware	21,863	5,183	3,824	15,823	5,827
Venture capital/private equity	—	—	—	—	43,965
Life science	—	311	3,412	1,833	5,008
Premium wine	4,398	3,212	6,162	285	—
Other	5,415	5,353	2,177	2,901	1,260
Total commercial loans	34,939	15,201	18,867	28,901	62,200
Consumer loans:
Real estate secured loans	2,239	18,283	20,559	21,165	20,227
Other consumer loans	1,101	3,133	—	161	2,492
Total consumer loans	3,340	21,416	20,559	21,326	22,719
Total nonaccrual loans	$38,279	$36,617	$39,426	$50,227	$84,919

If the nonaccrual loans for 2012, 2011, 2010, 2009 and 2008 had not been impaired, $2.9 million, $3.4 million, $3.1 million, $7.7 million and $0.5 million, respectively, in interest income would have been recorded.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2012 and 2011 is as follows:

	December 31,
(Dollars in thousands)	2012	2011	% Change
Derivative assets, gross (1)	$98,266	$97,693	0.6%
Accrued interest receivable	64,167	58,108	10.4
FHLB and FRB stock	39,806	39,189	1.6
Foreign exchange spot contract assets, gross	42,653	86,610	(50.8)
Accounts receivable	15,650	49,076	(68.1)
Prepaid FDIC assessments	461	8,776	(94.7)
Other assets	65,868	37,402	76.1
Total accrued interest receivable and other assets	$326,871	$376,854	(13.3)

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $44 million was primarily due to decreased client trade activity at period-end, and is consistent with the decrease in foreign exchange spot contract liabilities (see “Other Liabilities” section below).
Accounts Receivable
The decrease in accounts receivable of $33 million from December 31, 2011 was primarily due to a decrease in unsettled client trades related to our off-balance sheet sweep money market funds.

Prepaid FDIC Assessments
In 2009, the FDIC required insured financial institutions to prepay their estimated quarterly risk-based assessments for 2010 through 2012. The decrease of $8.3 million from December 31, 2011 was due to the amortization of this prepayment during 2012.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at December 31, 2012 and 2011:

	December 31,
(Dollars in thousands)	2012	2011	% Change
Assets:
Equity warrant assets	$74,272	$66,953	10.9%
Foreign exchange forward and option contracts	13,541	18,326	(26.1)
Interest rate swaps	9,005	11,441	(21.3)
Loan conversion options	890	923	(3.6)
Client interest rate derivatives	558	50	NM
Total derivatives assets	$98,266	$97,693	0.6
Liabilities:
Foreign exchange forward and option contracts	$(12,847)	$(16,816)	(23.6)
Client interest rate derivatives	(590)	(52)	NM
Total derivatives liabilities	$(13,437)	$(16,868)	(20.3)

NM—Not meaningful
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At December 31, 2012, we held warrants in 1,270 companies, compared to 1,174 companies at December 31, 2011. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2012 and 2011:

	Year ended December 31,
(Dollars in thousands)	2012	2011
Balance, beginning of period	$66,953	$47,565
New equity warrant assets	13,854	15,240
Non-cash increases in fair value	10,907	21,381
Exercised equity warrant assets	(15,920)	(15,427)
Terminated equity warrant assets	(1,522)	(1,806)
Balance, end of period	$74,272	$66,953
Interest Rate Swaps
For information on our interest rate swaps, please refer to Note 12–“Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report.
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at December 31, 2012 and 2011 amounted to $0.7 million and $1.5 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 12–“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Deposits
The following table presents the composition of our deposits as of December 31, 2011, 2010, and 2009:

	December 31,
(Dollars in thousands)	2012	2011	2010
Noninterest-bearing demand	$13,875,275	$11,861,888	$9,011,538
Negotiable order of withdrawal (NOW)	133,260	112,690	69,287
Money market	2,969,769	2,483,406	2,272,883
Money market deposits in foreign offices	110,915	117,638	98,937
Sweep deposits in foreign offices	1,932,045	1,978,165	2,501,466
Time	155,188	155,749	382,830
Total deposits	$19,176,452	$16,709,536	$14,336,941

The increase in deposits of $2.5 billion in 2012 was primarily driven by increases in our noninterest-bearing demand deposits of $2.0 billion, reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
The increase in deposits of $2.4 billion in 2011 was primarily due to increases in our noninterest-bearing demand deposits of $2.9 billion, partially offset by a decrease in our interest-bearing deposits of $478 million. The increase in deposits balances was primarily due to growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients. The decrease in interest-bearing deposits was primarily due to our increased efforts to guide clients towards products that are more appropriate for them, resulting in a shift of deposits off our balance sheet.
At December 31, 2012, 27.6 percent of our total deposits were interest-bearing deposits, compared to 29.0 percent at December 31, 2011 and 37.1 percent at December 31, 2010.
At December 31, 2012, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $133 million, compared to $126 million at December 31, 2011 and $344 million at December 31, 2010. At December 31, 2012, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. The maturity profile of our time deposits as of December 31, 2012 is as follows:

	December 31, 2012
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$79,957	$14,986	$37,961	$—	$132,904
Other time deposits	13,571	4,027	4,596	90	22,284
Total time deposits	$93,528	$19,013	$42,557	$90	$155,188

Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased	$160,000	0.07%	$—	—%	$—	—%
Other short-term borrowings	6,110	0.16	—	—	37,245	0.13
Total short-term borrowings	166,110	0.07	—	—	37,245	0.13
Average daily balances and maximum month-end balances for our short-term borrowings in 2012, 2011 and 2010 are as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Average daily balances:
Federal Funds purchased (1)	$30,638	$2,478	$2,211
FHLB advances	32,036	55	—
Securities sold under agreements to repurchase	3,341	1,666	—
Other short-term borrowings (2)	4,787	12,795	47,761
Total average short-term borrowings	$70,802	$16,994	$49,972
Maximum month-end balances:
Federal Funds purchased	$315,000	$—	$—
FHLB advances	530,000	—	—
Securities sold under agreements to repurchase	—	—	—
Other short-term borrowings	6,570	38,645	59,735

(1)	As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Fed Funds market. These balances represent short-term borrowings.

(2)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes.

Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2012, 2011 and 2010:

	Principal value at December 31, 2012	December 31,
(Dollars in thousands)		2012	2011	2010
5.375% Senior Notes	$350,000	$347,995	$347,793	$347,601
5.70% Senior Notes	—	—	143,969	265,613
6.05% Subordinated Notes	45,964	54,571	55,075	285,937
3.875% Convertible Notes	—	—	—	249,304
Junior Subordinated Debentures	50,000	55,196	55,372	55,548
Other long-term debt	—	—	1,439	5,257
Total long-term debt		$457,762	$603,648	$1,209,260
The decrease of $146 million in our long-term debt in 2012 was primarily due to the maturity of $141 million of our 5.70% Senior Notes on June 1, 2012. The decrease in our long-term debt in 2011 was primarily due to the repurchase of $313 million of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011 and the maturity of $250 million of our 3.875% Convertible Notes in April 2011.

For more information on our long-term debt, please refer to Note 11–“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Other Liabilities
A summary of other liabilities at December 31, 2012 and 2011 is as follows:

	December 31,
(Dollars in thousands)	2012	2011	% Change
Foreign exchange spot contract liabilities, gross	$57,868	$152,727	(62.1)%
Accrued compensation	94,209	114,472	(17.7)
Net deferred tax liabilities	25,580	7,975	NM
Reserve for unfunded credit commitments	22,299	21,811	2.2
Derivative liabilities, gross (1)	13,437	16,868	(20.3)
Other	147,173	91,468	60.9
Total other liabilities	$360,566	$405,321	(11.0)

NM—Not meaningful

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $95 million was primarily due to decreased client trade activity at period-end, and is consistent with the decrease in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $20 million was primarily the result of larger Incentive Compensation accruals at December 31, 2011 due to our strong performance during that period. For a description of our variable compensation plans please refer to Note 15—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Net Deferred Tax Liabilities
The increase in net deferred tax liabilities of $18 million was primarily due to an increase in unrealized gains on available-for-sale securities resulting from a general decline in market interest rates.
Other Liabilities
The increase in other liabilities of $56 million was largely due to a $28 million increase in tax credit fund investments payable which is a result of additional commitments to invest in certain tax credit funds, which we have not yet funded. Additionally, current taxes payable increased by $8.6 million.
Noncontrolling Interests
Noncontrolling interests totaled $775 million and $681 million at December 31, 2012 and 2011, respectively. The increase of $94 million was primarily due to $59 million of contributed capital (net of distributions) from investors in our managed funds and net income attributable to noncontrolling interests of $75 million at December 31, 2012 from our managed funds. These increases were partially offset by a decrease of $40 million due to the deconsolidation of SVB India Capital Partners I, LP. For more information, refer to Note 2—"Summary of Significant Accounting Policies—Principles of Consolidation and Presentation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.

Capital Resources
Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and unexpected credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of capital stock or other securities. Our management engages, in consultation with the Finance Committee of our Board of Directors, in a regular capital planning process in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $1.8 billion at December 31, 2012, an increase of $261 million, or 16.6 percent compared to $1.6 billion at December 31, 2011. This increase was primarily the result of net income of $175 million in 2012 and an increase in additional-paid-in-capital of $63 million primarily from stock option exercises and amortization of share based compensation expense in December 31, 2012.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2012, 2011 and 2010. See Note 19–“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	December 31,			Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
	2012	2011	2010
SVB Financial:
Total risk-based capital ratio (1)	14.05%	13.95%	17.35%	10.0%	8.0%
Tier 1 risk-based capital ratio (1)	12.79	12.62	13.63	6.0	4.0
Tier 1 leverage ratio	8.06	7.92	7.96	N/A	4.0
Tangible common equity to tangible assets ratio (2)(3)	8.04	7.86	7.27	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)(3)	13.53	13.25	13.54	N/A	N/A
Bank:
Total risk-based capital ratio (1)	12.53%	12.33%	15.48%	10.0%	8.0%
Tier 1 risk-based capital ratio (1)	11.24	10.96	11.61	6.0	4.0
Tier 1 leverage ratio	7.06	6.87	6.82	5.0	4.0
Tangible common equity to tangible assets ratio (2)(3)	7.41	7.18	6.61	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)(3)	12.08	11.75	11.88	N/A	N/A

(1)	Our risk-weighted assets for 2012 reflect a refinement in our determination of certain unfunded credit commitments related to the contractual borrowing base.

(2)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(3)
The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

2012 compared to 2011
Our total risk-based capital (includes tier 1 and tier 2 capital components) and tier 1 risk-based capital ratios for both SVB Financial and the Bank increased compared to December 31, 2011 reflective of growth in retained earnings, largely offset by continued growth in risk-weighted assets. Additionally, during the third quarter of 2012, we refined our determination of certain unfunded credit commitments related to the contractual borrowing base, which increased these ratios by approximately 40 basis points. Our tier 1 leverage ratios for both SVB Financial and the Bank increased compared to December 31, 2011 due to growth in retained earnings and additional-paid-in-capital, the impact of which was partially offset by continued growth in assets. All of our capital ratios are above the levels to be considered “well capitalized”.
2011 compared to 2010
Our total risk-based capital (includes tier 1 and tier 2 capital components) ratios for both SVB Financial and the Bank at December 31, 2011 declined compared to December 31, 2010, primarily due to our repurchase of $204 million of our 6.05% Subordinated Notes as these notes were considered tier 2 capital instruments, as well as from increases in risk-weighted assets (loans and available-for-sale securities). Our tier 1 risk-based capital ratios for both SVB Financial and the Bank declined due to increases in risk-weighted assets. Our tier 1 leverage ratios for both SVB Financial and the Bank remained relatively flat, as our growth in assets was largely offset by growth in retained earnings and additional paid-in-capital.
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

Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	SVB Financial
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
GAAP SVBFG stockholders’ equity	$1,830,555	$1,569,392	$1,274,350	$1,128,343	$991,356
Less:
Preferred stock	—	—	—	—	221,185
Goodwill	—	—	—	—	4,092
Intangible assets	—	601	847	665	1,087
Tangible common equity	$1,830,555	$1,568,791	$1,273,503	$1,127,678	$764,992
GAAP Total assets	$22,766,123	$19,968,894	$17,527,761	$12,841,399	$10,018,280
Less:
Goodwill	—	—	—	—	4,092
Intangible assets	—	601	847	665	1,087
Tangible assets	$22,766,123	$19,968,293	$17,526,914	$12,840,734	$10,013,101
Risk-weighted assets (1)	$13,532,984	$11,837,902	$9,406,677	$7,494,498	$8,220,447
Tangible common equity to tangible assets	8.04%	7.86%	7.27%	8.78%	7.64%
Tangible common equity to risk-weighted assets	13.53	13.25	13.54	15.05	9.31

Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	Bank
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Tangible common equity	$1,591,643	$1,346,854	$1,074,561	$914,068	$695,438
Tangible assets	$21,471,111	$18,758,813	$16,268,589	$12,186,203	$9,419,440
Risk-weighted assets (1)	$13,177,887	$11,467,401	$9,047,907	$7,293,332	$8,109,332
Tangible common equity to tangible assets	7.41%	7.18%	6.61%	7.50%	7.38%
Tangible common equity to risk-weighted assets	12.08	11.75	11.88	12.53	8.58

(1)	Our risk-weighted assets for 2012 reflect a refinement in our determination of risk rating for certain unfunded credit commitments related to the contractual borrowing base.

2012 compared to 2011
For both SVB Financial and the Bank, the tangible common equity to tangible assets and tangible common equity to risk-weighted assets ratios increased due to an increase in retained earnings, an increase in accumulated other comprehensive income from increases in the fair value of our available-for-sale securities portfolio, and an increase in additional-paid-in-capital from stock option exercises, stock purchases under our ESPP plan, and ESOP contributions during 2012. For the tangible common equity to tangible assets ratios, the growth in equity was partially offset by increases in tangible assets, which primarily reflects our growth in deposits. For the tangible common equity to risk-weighted assets ratios, the growth in equity was partially offset by increases in risk-weighted assets, which primarily reflects our growth in period-end loan balances.
2011 compared to 2010
For both SVB Financial and the Bank, the tangible common equity to tangible assets ratios increased due to an increase in retained earnings, an increase in accumulated other comprehensive income from increases in the fair value of our available-for-sale securities portfolio, and an increase in additional-paid-in-capital from stock option exercises during 2011. This growth was partially offset by increases in tangible assets which reflects our continued growth in deposit and loan balances. For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios decreased due to increases in risk-weighted assets (loans and available-for-sale securities), partially offset by an increase in tangible common equity.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Please refer to the discussion of our off-balance sheet arrangements in Note 17-“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

As of December 31, 2012, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Borrowings	$623,872	$166,110	$—	$—	$457,762
Non-cancelable operating leases, net of income from subleases	81,176	14,697	24,107	18,044	24,328
Remaining unfunded commitments to other fund investments (1)	69,882	69,882	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to Partners for Growth II, LP	4,950	4,950	—	—	—
Commitments to low income housing tax credit funds	49,154	15,601	31,553	877	1,123
Other obligations	16,383	4,461	8,437	3,485	—
SVBFG unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	688	688	—	—	—
SVB Strategic Investors Fund II, LP (1)	1,200	1,200	—	—	—
SVB Strategic Investors Fund III, LP (1)	2,700	2,700	—	—	—
SVB Strategic Investors Fund IV, LP (1)	3,672	3,672	—	—	—
Strategic Investors Fund V Funds (1)	833	833	—	—	—
SVB Capital - NT Growth Partners, LP (1)	1,340	1,340	—	—	—
Silicon Valley BancVentures, LP (1)	270	270	—	—	—
SVB Capital Partners II, LP (1)	162	162	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund (1)	160	160	—	—	—
Total obligations attributable to SVBFG	$866,192	$296,476	$64,097	$22,406	$483,213

Remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds:
SVB Strategic Investors Fund, LP (1)	2,307	2,307	—	—	—
SVB Strategic Investors Fund II, LP (1)	9,262	9,262	—	—	—
SVB Strategic Investors Fund III, LP (1)	38,005	38,005	—	—	—
SVB Strategic Investors Fund IV, LP (1)	93,754	93,754	—	—	—
Strategic Investors Fund V Funds (1)	251,235	251,235	—	—	—
SVB Capital Preferred Return Fund, LP (1)	17,342	17,342	—	—	—
SVB Capital - NT Growth Partners, LP (1)	15,704	15,704	—	—	—
Other private equity fund (1)	4,228	4,228	—	—	—
Total obligations to venture capital and private equity funds by our consolidated managed funds of funds	$431,837	$431,837	$—	$—	$—

	Amount of commitment expiring per period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Total loan commitments available for funding	$7,768,700	$5,478,483	$1,565,620	$652,175	$72,422
Standby letters of credit	828,559	742,142	58,927	13,153	14,337
Commercial letters of credit	13,532	13,532	—	—	—

(1)
See Note 7–“Investment Securities” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to non-marketable securities. We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.

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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2012, our period-end total deposit balances increased by $2.5 billion to $19.2 billion, compared to $16.7 billion at December 31, 2011. The overall increase in deposit balances was primarily due to the addition of new clients and increased fundraising activity by our venture capital/private equity clients. Additionally, the unlimited insurance coverage under the FDIC's Transaction Account Guarantee program and the Dodd-Frank Act for noninterest-bearing transactions accounts expired on December 31, 2012.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2012, 2011 and 2010, respectively: (For further details, see our consolidated statements of cash flows under "Consolidated Financial Statements and Supplemental Data" under Part II, Item 8 of this report.)

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Average cash and cash equivalents	$1,494,961	$2,257,597	$4,101,839
Percentage of total average assets	7.0%	12.1%	27.6%
Net cash provided by operating activities	$200,139	$166,287	$163,228
Net cash used for investing activities	(2,890,399)	(4,038,851)	(5,052,707)
Net cash provided by financing activities	2,584,295	1,911,080	4,453,058
Net decrease in cash and cash equivalents	$(105,965)	$(1,961,484)	$(436,421)
Average cash and cash equivalents decreased by $763 million to $1.5 billion in 2012, compared to $2.3 billion for the comparable 2011 period. The decrease was primarily due to the investment of cash and cash equivalents into available-for-sale securities and the funding of loan growth.

2012
Cash provided by operating activities of $200 million in 2012 included net income of $175 million and $35 million in net cash received from accounts receivable/payable, partially offset by cash outflows of $51 million to reduce our net foreign exchange spot contract position and $16 million in net payouts of accrued compensation.
Cash used for investing activities of $2.9 billion in 2012 included $3.9 billion for purchases of available-for-sale securities, a $2.0 billion net increase in loans, $262 million for purchases of non-marketable securities and $38 million for purchases of premises and equipment. These cash outflows were partially offset by $3.1 billion from sales, maturities and paydowns of available-for-sale securities, $176 million from sales or distributions of non-marketable securities and $10 million in recoveries from loans previously charged-off.
Cash provided by financing activities of $2.6 billion in 2012 included a $2.5 billion increase in deposits, $166 million from short-term borrowings, $59 million from capital contributions (net of distributions) from noncontrolling interests and $29 million from the issuance of common stock and ESPP. These cash inflows were offset by principal payments of $141 million upon maturity of our 5.70% Senior Notes.
Cash and cash equivalents at December 31, 2012 were $1.0 billion, compared to $1.1 billion at December 31, 2011.
2011
Cash provided by operating activities of $166 million in 2011 included net income of $172 million, a $63 million increase in net foreign exchange spot contracts and a $35 million increase in accrued compensation. These increases were partially offset by net cash outflows of $39 million from accounts receivable/payable and net cash outflows of $12 million from interest receivable/payable.
Cash used for investing activities was $4.0 billion in 2011. Net cash outflows included purchases of available-for-sale securities of $7.1 billion, a net increase in loans of $1.4 billion, purchases of non-marketable securities of $224 million and purchases of premises and equipment of $31 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $4.6 billion, sales or distributions of non-marketable securities of $117 million and recoveries of $25 million from loans previously charged-off.
Cash provided by financing activities was $1.9 billion in 2011. Net cash inflows included increases in deposits of $2.4 billion, capital contributions (net of distributions) from noncontrolling interests of $96 million, proceeds of $37 million from the termination of portions of interest rate swaps associated with our 5.70% Senior Notes and 6.05% Subordinated Notes and proceeds from issuance of common stock and ESPP of $37 million. Net cash outflows included payments of $346 million (including repurchase premiums and associated fees) for the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes, settlement of the maturity of $250 million of our 3.875% Convertible Notes, and a decrease in short-term borrowings of $37 million due to the return of collateral to our counterparties that we had previously held related to our interest rate swaps.
Cash and cash equivalents at December 31, 2011 were $1.1 billion, compared to $3.1 billion at December 31, 2010.
2010
Cash provided by operating activities of $163 million in 2010 included net income of $95 million, a $41 million increase in accrued compensation and a $16 million decrease in income tax receivable.
Cash used for investing activities was $5.1 billion in 2010. Net cash outflows included purchases of available-for-sale securities of $6.8 billion, a net increase in loans of $983 million, purchases of non-marketable securities of $173 million and purchases of premises and equipment of $27 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $2.8 billion, sales of non-marketable securities of $65 million and the recovery of $17 million from loans previously charged-off.
Cash provided by financing activities was $4.5 billion in 2010. Net cash inflows included increases in deposits of $4.0 billion, net proceeds from issuance of our 5.375% Senior Notes of $344 million, capital contributions from noncontrolling interests of $86 million and proceeds from issuance of common stock of $24 million. Net cash outflows included $7 million from the repurchase of a warrant under the CPP.
Cash and cash equivalents at December 31, 2010 were $3.1 billion, compared to $3.5 billion at December 31, 2009.

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
Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of market interest rate changes on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. The market interest rate changes that affect us are principally short-term interest rates and include the following: (1) National Prime and SVB Prime rates; (2) 1-month and 3-month LIBOR; and (3) Fed Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate available-for-sale securities and balances held as cash and cash equivalents. Additionally, deposit pricing generally follows overall changes in short-term interest rates.
Effective January 1, 2012, we enhanced certain model assumptions related to the decay rates on our deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits. As a result we have recast prior period EVE and NII sensitivities to provide a more comparable basis for the current period-end analysis. The following table presents our EVE and NII sensitivity exposure at December 31, 2012 and December 31, 2011, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
December 31, 2012:
+200	$3,176,231	$345,925	12.2%	$834,208	$137,021	19.7%
+100	2,862,361	32,055	1.1	757,662	60,475	8.7
—	2,830,306	—	—	697,187	—	—
-100	2,981,216	150,910	5.3	671,976	(25,211)	(3.6)
-200	3,012,121	181,815	6.4	670,445	(26,742)	(3.8)
December 31, 2011:
+200	$3,003,465	$508,947	20.4%	$735,740	$106,717	17.0%
+100	2,729,000	234,482	9.4	671,880	42,857	6.8
—	2,494,518	—	—	629,023	—	—
-100	2,619,182	124,664	5.0	592,325	(36,698)	(5.8)
-200	2,626,452	131,934	5.3	583,214	(45,809)	(7.3)
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
As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. In addition, we assume different deposit balance decay rates for each interest rate scenario based on a long-term historical deposit study of our clients.
deposit balance decay rates are not sensitive to changes in interest rates and are modeled based on a long-term historical deposit study of our clients. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.
Our base case EVE at December 31, 2012 increased from December 31, 2011 by $336 million primarily due to the change in balance sheet mix, the growth in interest-earning assets and lower market yield curves. The asset growth was primarily due to an increase in loans and available-for-sale securities, which grew by $2.0 billion and $807 million, respectively. EVE sensitivity decreased in the simulated upward interest rate movement due to the addition of fixed rate available-for-sale securities and fixed rate loans, which partially offset the increase in the valuation of deposits. In the simulated downward interest rate movements, EVE sensitivity increased slightly due to the combined effects of lower yield curve and deposit rates being at or near their absolute floors thus muting the negative effects of the downward interest rate shocks.
12-Month Net Interest Income Simulation
Our expected 12-month NII at December 31, 2012 increased from December 31, 2011 by $68.2 million primarily due to growth of $2.0 billion in our loan portfolio. This growth was funded primarily by increases in deposit balances. NII sensitivity increased in the simulated upward interest rate movements due to growth in variable rate loans and noninterest-bearing demand deposits. In the simulated downward interest rate movements, the NII sensitivity decreased due to the current low rate environment as certain of our deposit and loan rates are at or near their floors, which limits some of the downward rate sensitivity.
The simulation model used in the above analysis embeds floors in our interest rate scenarios, which prevent model benchmark rates from moving below 0.0%. In addition, we assume different deposit balance decay rates for each interest rate scenario based on a long-term historical deposit study of our clients. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SVB Financial Group:
We have audited SVB Financial Group and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A.(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
San Francisco, California
February 27, 2013

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SVB Financial Group:
We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries' (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/  KPMG LLP
San Francisco, California
February 27, 2013

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2012	2011
Assets
Cash and cash equivalents	$1,008,983	$1,114,948
Available-for-sale securities	11,343,177	10,536,046
Non-marketable securities	1,184,265	1,004,440
Investment securities	12,527,442	11,540,486
Loans, net of unearned income	8,946,933	6,970,082
Allowance for loan losses	(110,651)	(89,947)
Net loans	8,836,282	6,880,135
Premises and equipment, net of accumulated depreciation and amortization	66,545	56,471
Accrued interest receivable and other assets	326,871	376,854
Total assets	$22,766,123	$19,968,894
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$13,875,275	$11,861,888
Interest-bearing deposits	5,301,177	4,847,648
Total deposits	19,176,452	16,709,536
Short-term borrowings	166,110	—
Other liabilities	360,566	405,321
Long-term debt	457,762	603,648
Total liabilities	20,160,890	17,718,505
Commitments and contingencies (Note 17 and Note 23)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 44,627,182 shares and 43,507,932 shares outstanding, respectively	45	44
Additional paid-in capital	547,079	484,216
Retained earnings	1,174,878	999,733
Accumulated other comprehensive income	108,553	85,399
Total SVBFG stockholders’ equity	1,830,555	1,569,392
Noncontrolling interests	774,678	680,997
Total equity	2,605,233	2,250,389
Total liabilities and total equity	$22,766,123	$19,968,894

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Interest income:
Loans	$469,146	$389,830	$319,540
Available-for-sale securities:
Taxable	171,863	165,449	127,422
Non-taxable	3,564	3,623	3,809
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	4,145	6,486	10,960
Total interest income	648,718	565,388	461,731
Interest expense:
Deposits	6,660	8,862	14,778
Borrowings	24,194	30,249	28,818
Total interest expense	30,854	39,111	43,596
Net interest income	617,864	526,277	418,135
Provision for loan losses	44,330	6,101	44,628
Net interest income after provision for loan losses	573,534	520,176	373,507
Noninterest income:
Gains on investment securities, net	122,114	195,034	93,360
Foreign exchange fees	48,992	43,891	36,150
Deposit service charges	33,421	31,208	31,669
Credit card fees	24,809	18,741	12,685
Gains on derivative instruments, net	22,120	38,681	9,522
Letters of credit and standby letters of credit fees	15,150	12,201	10,482
Client investment fees	14,539	12,421	18,020
Other	54,401	30,155	35,642
Total noninterest income	335,546	382,332	247,530
Noninterest expense:
Compensation and benefits	326,942	313,043	248,606
Professional services	67,845	60,807	56,123
Premises and equipment	40,689	28,335	23,023
Business development and travel	29,409	24,250	20,237
Net occupancy	22,536	19,624	19,378
Correspondent bank fees	11,168	9,052	8,379
FDIC assessments	10,959	10,298	16,498
Provision for unfunded credit commitments	488	4,397	4,083
Other	35,962	30,822	26,491
Total noninterest expense	545,998	500,628	422,818
Income before income tax expense	363,082	401,880	198,219
Income tax expense	113,269	119,087	61,402
Net income before noncontrolling interests	249,813	282,793	136,817
Net income attributable to noncontrolling interests	(74,710)	(110,891)	(41,866)
Net income available to common stockholders	$175,103	$171,902	$94,951
Earnings per common share—basic	$3.96	$4.00	$2.27
Earnings per common share—diluted	3.91	3.94	2.24
 See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Net income before noncontrolling interests	$249,813	$282,793	$136,817
Other comprehensive income, net of tax:
Change in cumulative translation (losses) gains:
Foreign currency translation (losses) gains	(766)	(7,500)	1,809
Related tax benefit (expense)	308	3,067	(739)
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	44,113	148,257	53,776
Related tax expense	(17,921)	(60,630)	(21,913)
Reclassification adjustment for gains included in net income	(4,241)	(37,127)	(24,823)
Related tax benefit	1,661	15,189	10,128
Other comprehensive income, net of tax	23,154	61,256	18,238
Comprehensive income	272,967	344,049	155,055
Comprehensive income attributable to noncontrolling interests	(74,710)	(110,891)	(41,866)
Comprehensive income attributable to SVBFG	$198,257	$233,158	$113,189

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2009	41,338,389	$41	$389,490	$732,907	$5,905	$1,128,343	$345,767	$1,474,110
Common stock issued under employee benefit plans, net of restricted stock cancellations	929,812	1	24,018	—	—	24,019	—	24,019
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	3,962	—	—	3,962	—	3,962
Net income	—	—	—	94,951	—	94,951	41,866	136,817
Capital calls and distributions, net	—	—	—	—	—	—	85,699	85,699
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	17,168	17,168	—	17,168
Foreign currency translation adjustments, net of tax	—	—	—	—	1,070	1,070	—	1,070
Share-based compensation expense	—	—	13,558	—	—	13,558	—	13,558
Repurchase of warrant under Capital Purchase Program	—	—	(6,820)	—	—	(6,820)	—	(6,820)
Purchase of remaining interest in eProsper	—	—	(1,896)	—	—	(1,896)	596	(1,300)
Other, net	—	—	22	(27)	—	(5)	—	(5)
Balance at December 31, 2010	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,238,707	$2	$36,871	$—	$—	$36,873	$—	$36,873
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	1,024	—	—	—	—	—	—	—
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	7,140	—	—	7,140	—	7,140
Net income	—	—	—	171,902	—	171,902	110,891	282,793
Capital calls and distributions, net	—	—	—	—	—	—	96,178	96,178
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	65,689	65,689	—	65,689
Foreign currency translation adjustments, net of tax	—	—	—	—	(4,433)	(4,433)	—	(4,433)
Share-based compensation expense	—	—	17,871	—	—	17,871	—	17,871
Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,045,690	$1	$29,281	$—	$—	$29,282	$—	$29,282
Common stock issued under ESOP	73,560	—	4,344	—	—	4,344	—	4,344
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	7,770	—	—	7,770	—	7,770
Net income	—	—	—	175,103	—	175,103	74,710	249,813
Capital calls and distributions, net	—	—	—	—	—	—	59,057	59,057
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	23,612	23,612	—	23,612
Foreign currency translation adjustments, net of tax	—	—	—	—	(458)	(458)	—	(458)
Share-based compensation expense	—	—	21,468	—	—	21,468	—	21,468
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(40,086)	(40,086)
Other, net	—	—	—	42	—	42	—	42
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income before noncontrolling interests	$249,813	$282,793	$136,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44,330	6,101	44,628
Provision for unfunded credit commitments	488	4,397	4,083
Changes in fair values of derivatives, net	(10,123)	(26,202)	(3,867)
Gains on investment securities, net	(122,114)	(195,034)	(93,360)
Depreciation and amortization	28,122	27,490	23,224
Amortization of premiums and discounts on available-for-sale securities, net	55,580	27,849	24,071
Tax benefit (expense) from stock exercises	2,189	798	(189)
Amortization of share-based compensation	21,861	18,221	13,761
Amortization of deferred loan fees	(58,517)	(61,158)	(50,488)
Deferred income tax expense (benefit)	1,800	7,362	(1,434)
Gain on the sale of certain assets related to our equity services management business	(4,243)	—	—
Net gain from note repurchases and termination of corresponding interest rate swaps	—	(3,123)	—
Losses from the write-off of premises and equipment	4,031	—	—
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(6,254)	(12,370)	1,560
Accounts receivable and payable, net	35,221	(39,401)	(4,820)
Income tax payable and receivable, net	9,631	(809)	16,694
Prepaid FDIC assessments and amortization	8,315	8,754	10,648
Accrued compensation	(15,918)	35,403	41,195
Foreign exchange spot contracts, net	(50,901)	62,747	(2,615)
Other, net	6,828	22,469	3,320
Net cash provided by operating activities	200,139	166,287	163,228
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,877,852)	(7,127,525)	(6,757,150)
Proceeds from sales of available-for-sale securities	329,161	1,415,463	655,555
Proceeds from maturities and pay downs of available-for-sale securities	2,734,166	3,215,186	2,151,574
Purchases of nonmarketable securities (cost and equity method accounting)	(126,318)	(59,081)	(53,450)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	51,246	36,589	20,147
Purchases of nonmarketable securities (fair value accounting)	(135,362)	(164,910)	(119,313)
Proceeds from sales and distributions of nonmarketable securities (fair value accounting)	124,538	80,757	44,739
Net increase in loans	(1,964,250)	(1,429,702)	(983,077)
Proceeds from recoveries of charged-off loans	9,693	25,123	16,788
Purchases of premises and equipment	(38,291)	(30,751)	(27,056)
Proceeds from the sale of certain assets related to our equity services management business	2,870	—	—
Proceeds from sale of other real estate owned	—	—	196
Payment for acquisition of intangibles, net of cash acquired	—	—	(360)
Payment for acquisition of remaining interest in eProsper	—	—	(1,300)
Net cash used for investing activities	(2,890,399)	(4,038,851)	(5,052,707)
Cash flows from financing activities:
Net increase in deposits	2,466,916	2,372,595	4,005,004
Increase (decrease) in short-term borrowings	166,110	(37,245)	(1,510)
Principal payments of other long term debt	(1,222)	(4,179)	(1,961)
Capital contributions from noncontrolling interests, net of distributions	59,057	96,178	85,699
Tax benefit from stock exercises	5,581	6,342	4,151
Proceeds from issuance of common stock and ESPP	29,282	36,873	24,019
Principal payments of 5.70% Senior Notes	(141,429)	—	—
Payments for repurchases of portions of 5.70% Senior Notes and 6.05% Subordinated Notes, including repurchase premiums and associated fees	—	(346,443)	—
Proceeds from termination of portions of interest rate swaps associated with 5.70% Senior Notes and 6.05% Subordinated Notes	—	36,959	—
Payments for settlement of 3.875% Convertible Notes	—	(250,000)	—
Proceed from issuance of 5.375% Senior Notes, net of discount and issuance cost	—	—	344,476
Repurchase of warrant under CPP	—	—	(6,820)
Net cash provided by financing activities	2,584,295	1,911,080	4,453,058
Net decrease in cash and cash equivalents	(105,965)	(1,961,484)	(436,421)
Cash and cash equivalents at beginning of period	1,114,948	3,076,432	3,512,853
Cash and cash equivalents at end of period	$1,008,983	$1,114,948	$3,076,432
Supplemental disclosures:
Cash paid during the period for:
Interest	$31,048	$41,203	$35,588
Income taxes	95,678	103,848	41,763
Noncash items during the period:
Unrealized gains on available-for-sale securities, net of tax	$23,612	$65,689	$17,168
See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business
SVB Financial Group is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients of all sizes and stages throughout their life cycles. In these notes to our consolidated financial statements, when we refer to “SVB Financial Group,” “SVBFG”, the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.
We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, venture capital/private equity investment and business valuation services, through our other subsidiaries and divisions. We primarily focus on serving corporate clients in the following niches: technology, life sciences, venture capital/private equity and premium wine. Our corporate clients range widely in terms of size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.
We are headquartered in Santa Clara, California, and operate through 28 offices in the United States, as well as offices internationally in China, India, Israel and the United Kingdom.
For reporting purposes, SVB Financial Group has three operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank, and SVB Capital. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 20-“Segment Reporting” in this report.

2.	Summary of Significant Accounting Policies
Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include measurements of fair value, the valuation of non-marketable securities, the valuation of equity warrant assets, the adequacy of the allowance for loan losses and reserve for unfunded credit commitments and the recognition and measurement of income tax assets and liabilities. The following discussion provides additional background on our significant accounting policies.
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
VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. We determine whether we have a controlling financial interest in a VIE by considering whether our involvement with the VIE is significant and whether we are the primary beneficiary based on the following:

1.	We have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance;

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
As of December 31, 2012, SVB India Capital Partners I, LP, the direct venture fund which makes investments primarily in India, and SVB India Capital Management, LLC, the general partner of SVB India Capital Partners I, LP, were deconsolidated from the financial statements of SVBFG upon the transfer of SVBFG's interest in SVB India Capital Management, LLC and management power of both entities to a third-party. The total consideration received for the transaction was $0.4 million, which represented the fair value of SVBFG's interest at the time of the transfer. Additionally, the deconsolidation resulted in a decrease in SVBFG's total assets and noncontrolling interest (a component of total equity) of $40 million.
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
Investment Securities
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification, and asset/liability strategies and consists of debt and equity securities that we carry at fair value. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG's stockholders' equity, until realized.
We analyze available-for-sale securities for other-than-temporary impairment each quarter. Market valuations represent the current fair value of a security at a specified point in time and do not necessarily represent the risk of repayment of the principal due to our ability to hold the security to maturity. Gains and losses on securities are realized when there is a sale of the security prior to maturity. A credit downgrade represents an increased level of risk of other-than-temporary impairment, and as a part of our consideration of recording an other-than-temporary impairment we will assess the issuer's ability to service the debt and to repay the principal at contractual maturity.
We apply the other-than-temporary impairment standards of FASB ASC 320, Investments-Debt and Equity Securities. For our debt securities, we have the intent and ability to hold these securities until we recover our cost less any credit-related loss. We separate the amount of the other-than-temporary impairment, if any, into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security's amortized cost basis and the present value of expected future cash flows discounted at the security's effective interest rate. The amount due to all other factors is recognized in other comprehensive income.
We consider numerous factors in determining whether a credit loss exists and the period over which the debt security is expected to recover. The following list is not meant to be all inclusive. All of the following factors are considered:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis (severity and duration);

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Adverse conditions specifically related to the security, an industry, or geographic area; for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Examples of those changes include any of the following:

◦	Changes in technology;

◦	The discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security; and

◦	Changes in the quality of the credit enhancement.

•	The historical and implied volatility of the fair value of the security;

•	The payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;

•	Failure of the issuer of the security to make scheduled interest or principal payments;

•	Any changes to the rating of the security by a rating agency; and

•	Recoveries or additional declines in fair value after the balance sheet date.
In accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we use estimates of future principal prepayments, provided by third-party market-data vendors, in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method in the amortization of purchase discounts or premiums on mortgage-backed securities and fixed rate collateralized mortgage obligations (“CMO”). The discounts or premiums are included in interest income over the contractual terms of the underlying securities replicating the effective interest method (the straight-line method is used only for variable rate CMOs).
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
Fair Value Accounting
Our managed funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Our non-marketable securities recorded pursuant to fair value accounting consist of our investments through the following funds:

•	Funds of funds; which make investments in venture capital and private equity funds;

•	Direct venture funds; which make equity investments in privately held companies.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our ownership interests in the investments held under fair value accounting is presented in the following table:

Limited partnership	Company Direct and Indirect Ownership in Limited Partnership
Managed funds of funds
SVB Strategic Investors Fund, LP (1)	12.6%
SVB Strategic Investors Fund II, LP (1)	8.6
SVB Strategic Investors Fund III, LP (1)	5.9
SVB Strategic Investors Fund IV, LP (1)	5.0
Strategic Investors Fund V Funds (1)	Various
SVB Capital Preferred Return Fund, LP (1)	20.0
SVB Capital—NT Growth Partners, LP (1)	33.0
Other private equity fund (1)	58.2
Managed direct venture funds
Silicon Valley BancVentures, LP (1)	10.7
SVB Capital Partners II, LP (1)	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund (1)	6.8

(1)
The general partners of these funds are owned and controlled by SVB Financial. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, these funds are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

Under fair value accounting, investments are carried at their estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds' respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with fair value accounting. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. Gains or losses resulting from changes in the estimated fair value of the investments and from distributions received are recorded as gains on investment securities, net, a component of noninterest income. The portion of any investment gains or losses attributable to the limited partners is reflected as net income attributable to noncontrolling interests and adjusts our net income to reflect its percentage ownership.
Equity Method
Our equity method non-marketable securities consist of investments in venture capital and private equity funds, privately-held companies, debt funds, and qualified affordable housing tax credit funds. Our equity method non-marketable securities and related accounting policies are described as follows:

•
Equity securities, such as preferred or common stock in privately-held companies in which we hold a voting interest of at least 20 percent but less than 50 percent or in which we have the ability to exercise significant influence over the investees' operating and financial policies, are accounted for under the equity method.

•
Investments in limited partnerships in which we hold voting interests of more than 5 percent, but less than 50 percent or in which we have the ability to exercise significant influence over the partnerships' operating and financial policies are accounted for using the equity method.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Our China joint venture partnership, for which we have 50 percent ownership, is accounted for under the equity method.
We recognize our proportionate share of the results of operations of these equity method investees in our results of operations, based on the most current financial information available from the investee. We review our investments accounted for under the equity method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment's future cash flows and capital needs, variability of its business and the company's exit strategy. For our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.
Cost Method
Our cost method non-marketable securities and related accounting policies are described as follows:

•
Equity securities, such as preferred or common stock in privately-held companies in which we hold an ownership interest of less than 20 percent and in which we do not have the ability to exercise significant influence over the investees' operating and financial policies, are accounted for under the cost method.

•
Investments in limited partnerships in which we hold voting interests of less than 5 percent and in which we do not have the ability to exercise significant influence over the partnerships' operating and financial policies, are accounted for under the cost method. These non-marketable securities include investments in venture capital and private equity funds.

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
We review our investments accounted for under the cost method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment's future cash flows and capital needs, variability of its business and the company's exit strategy. To help determine impairment, if any, for our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.
Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are determined using its fair value when the acquisition occurs. The resulting gains or losses are recognized in consolidated net income on that date.
Loans
Loans are reported at the principal amount outstanding, net of unearned loan fees. Unearned loan fees reflect unamortized deferred loan origination and commitment fees net of unamortized deferred loan origination costs. In addition to cash loan fees, we often obtain equity warrant assets that give us an option to purchase a position in a client company's stock in consideration for providing credit facilities. The grant date fair values of these equity warrant assets are deemed to be loan fees and are deferred as unearned income and recognized as an adjustment of loan yield through loan interest income. The net amount of unearned loan fees is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the constant effective yield method, adjusted for actual loan prepayment experience, or the straight-line method, as applicable.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a Credit Risk Rating and industry niche. Credit Risk Ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This Credit Risk Rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors, the depth and experience of the borrower's management team, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by portfolio segment and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment, which considers: (i) our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector, and (ii) our quarterly loss experience for the one-, three- and five-year periods preceding the applicable reporting period. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors. As such, management applies a qualitative allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This qualitative allocation is based on management's assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. Based on management's prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

•	Changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;

•	Changes in national and local economic business conditions, including the market and economic condition of our clients' industry sectors;

•	Changes in the nature of our loan portfolio;

•	Changes in experience, ability, and depth of lending management and staff;

•	Changes in the trend of the volume and severity of past due and classified loans;

•	Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications;

•	Reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience;

•	Reserve for large funded loan exposure; and

•	Other factors as determined by management from time to time.
While the evaluation process of our allowance for loan losses uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely, to a great extent, on the judgment and experience of our management.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Uncollectible Loans and Write-offs
Our charge-off policy applies to all loans, regardless of portfolio segment. Loans are considered for full or partial charge-offs in the event that principal or interest is over 180 days past due, the loan lacks sufficient collateral and it is not in the process of collection. We also consider writing off loans in the event of any of the following circumstances: 1) the loan, or a portion of the loan is deemed uncollectible due to: a) the borrower's inability to make recurring payments, b) material changes in the borrower's assets, c) the expected sale of all or a portion of the borrower's business, or d) a combination of the foregoing; 2) the loan has been identified for charge-off by regulatory authorities; or 3) the debt is overdue greater than 90 days.
Troubled Debt Restructurings
A TDR arises from the modification of a loan where we have granted a concession to the borrower related to the borrower's financial difficulties that we would not have otherwise considered for economic or legal reasons. These concessions may include: (1) deferral of payment for more than an insignificant period of time; (2) interest rate reductions; (3) extension of the maturity date with interest rate concessions; (4) principal forgiveness; and or (5) reduction of accrued interest.
We use the factors in ASC 310-40, Receivables, Troubled Debt Restructurings by Creditors, to help determine when a borrower is experiencing financial difficulty, and when we have granted a concession, both of which must be present for a restructuring to meet the criteria of a TDR. If we determine that a TDR exists, we measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, we may also measure impairment based on a loan's observable market price, or the fair value of the collateral less selling costs if the loan is a collateral-dependent loan.
Reserve for Unfunded Credit Commitments
We record a liability for probable and estimable losses associated with our unfunded credit commitments being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client's credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by our management. We include the reserve for unfunded credit commitments in other liabilities and the related provision in other expenses.
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
A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the terms of the agreement. All of our nonaccrual loans are classified under the impaired category. On a quarterly basis, we review our loan portfolio for impairment. Within each class of loans, we review individual loans for impairment based on credit risk ratings. Loans that have credit risk ratings of 8 or 9 are considered impaired and are reviewed individually.
For each loan identified as impaired, we measure the impairment based upon the present value of expected future cash flows discounted at the loan's effective interest rate. In limited circumstances, we may measure impairment based on the loan's observable market price or the fair value of the collateral less selling costs if the loan is collateral dependent. Impaired collateral

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

dependent loans will have independent appraisals completed and accepted at least annually. The fair value of the collateral will be determined by the most recent appraisal, as adjusted to reflect a reasonable marketing period for the sale of the asset(s) and an estimate of reasonable selling expenses.
If it is determined that the value of an impaired loan is less than the recorded investment in the loan, net of previous charge-offs and payments collected, we recognize impairment through the allowance for loan losses as determined by our analysis.
Standby Letters of Credit
We recognize a liability at the inception of a standby letter of credit equivalent to the premium or the fee received for such guarantee. This fee is recognized in noninterest income over the commitment period using the straight-line method.
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
Lease Obligations
We lease all of our properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations. We had no capitalized lease obligations at December 31, 2012 and 2011.
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain marketable and non-marketable securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.
Fair Value Measurement-Definition and Hierarchy
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Level 2
Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by third party external pricing service providers. We review the methodologies used to determine the fair value, including understanding the nature and observability of the inputs used to determine the price. Additional corroboration, such as obtaining a non-binding price from a broker, may be obtained depending on the frequency of trades of the security and the level of liquidity or depth of the market. The valuation methodology that is generally used for the Level 2 assets is the income approach. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Level 3
The fair value measurement is derived from valuation techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions we believe market participants would use in pricing the asset. Below is a summary of the valuation techniques used for each class of Level 3 assets:
Venture capital and private equity fund investments: Fair value measurements are based on the net asset value per share as obtained from the investee funds' management as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with fair value accounting. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
Other venture capital investments: Fair value measurements are based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company, the current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. The significant unobservable inputs used in the fair value measurement include the information about each portfolio company, including actual and forecasted results, cash position, recent or planned transactions and market comparable companies. Significant changes to any one of these inputs in isolation could result in a significant change in the fair value measurement, however, we generally consider all factors available through ongoing communication with the portfolio companies and venture capital fund managers to determine whether there are changes to the portfolio company or the environment that indicate a change in the fair value measurement.
Equity warrant assets (private portfolio): Fair value measurements of equity warrant assets of private portfolio companies are priced based on a modified Black-Scholes option pricing model to estimate the asset value by using stated strike prices, option expiration dates, risk-free interest rates and option volatility assumptions. Option volatility assumptions used in the modified Black-Scholes model are based on public market indices whose members operate in similar industries as companies in our private company portfolio. Option expiration dates are modified to account for estimates to actual life relative to stated expiration. Overall model asset values are further adjusted for a general lack of liquidity due to the private nature of the associated underlying company. There is a direct correlation between changes in the volatility and remaining life assumptions in isolation and the fair value measurement while there is an inverse correlation between changes in the liquidity discount assumption and the fair value measurement.
It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon valuation techniques that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use the foregoing methodologies, and are categorized as a Level 1 or Level 2 measurement in the fair value hierarchy. However, in certain cases, when market observable inputs for our valuation techniques may not be readily available, we are required to make judgments about assumptions we believe market participants would use in estimating the fair value of the financial instrument, and based on the significance of those judgments, the measurement may be determined to be a Level 3 fair value measurement.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fee-based Services Revenue Recognition
Letters of Credit and Standby Letters of Credit Fee Income
Fees generated from letters of credit and standby letters of credit are deferred as a component of other liabilities and recognized in noninterest income over the commitment period using the straight-line method, based on the likelihood that the commitment being drawn down will be remote.
Client Investment Fees
Client investment fees include fees earned from Rule 12(b)-1 fees and from customer transactional based fees. Rule 12(b)-1 fees are earned and recognized over the period client funds are invested. Transactional base fees are earned and recognized on fixed income and equity securities when the transaction is executed on the clients' behalf.
Foreign Exchange Fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients and are recognized as earned.
Other Fee Income
Credit card fees and deposit service charge fee income are recognized as earned on a monthly basis.
 Other Service Revenue
Other service revenue primarily includes revenue from valuation services. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and, (iv) collectibility is probable.
Fund Management Fees and Carried Interest
Fund management fees are comprised of fees charged directly to our managed funds of funds and direct venture funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund.
Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of our individual managed funds of funds and direct venture funds exceeds certain performance targets. Carried interest is recorded quarterly based on measuring fund performance to date versus the performance target and is recorded as a component of net income attributable to noncontrolling interests.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Earnings Per Share
Basic earnings per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings per common share is computed using the weighted average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of stock options, ESPP shares and restricted stock units. Common stock equivalent shares are excluded from the computation if the effect is antidilutive.
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
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the hedging instrument is recorded in the statement of income in the same line item as the hedged item and is intended to offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, and impacts earnings.
 Equity Warrant Assets
In connection with negotiated credit facilities and certain other services, we typically obtain equity warrant assets giving us the right to acquire stock in primarily private, venture-backed companies in the technology and life science industries. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from equity warrant assets.
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
Any changes in fair value from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on derivative investments, in noninterest income, a component of consolidated net income. When a portfolio company completes an IPO on a publicly reported market or is acquired, we may exercise these equity warrant assets for shares or cash.
In the event of an exercise for shares, the basis or value in the securities is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The shares in public companies are classified as available-for-sale securities (provided they do not have a significant restriction from sale). Changes in fair value of securities designated as available-for-sale, after applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG stockholders' equity. The shares in private companies are classified as non-marketable securities. We account for these securities at cost and only record adjustments to the value at the time of exit or liquidation though gains (losses) on investments securities, net, which is a component of noninterest income.
The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following significant inputs:

•	An underlying asset value, which is estimated based on current information available, including any information regarding subsequent rounds of funding.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

•	Other adjustments, including a marketability discount, are estimated based on management's judgment about the general industry environment.
Loan Conversion Options
In connection with negotiating certain credit facilities, we occasionally extend loan facilities, which have convertible option features. The convertible loans may be converted into a certain number of shares determined by dividing the principal amount of the loan by the applicable conversion price. Because our loan conversion options have underlying and notional values, had no initial net investment and met other qualifying criteria under ASC 815, these assets qualify as derivative instruments. We value our loan conversion options using a modified Black-Scholes option pricing model, which incorporates assumptions about the underlying asset value, volatility, and the risk-free rate. Loan conversion options are recorded at fair value in other assets, while changes in their fair value are recorded through gains on derivative instruments, net, in noninterest income, a component of consolidated net income.
Foreign Exchange Forwards and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients' need. We typically also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit, and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts are recognized in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.
Impact of Adopting ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
In May 2011, the FASB issued a new accounting standard which requires new disclosures and clarifies existing guidance surrounding fair value measurement. This standard was issued concurrently with the IASB’s issuance of a fair value measurement standard with the objective of a converged definition of fair value measurement and disclosure guidance. The new guidance clarified that the principal market for a financial instrument should be determined based on the market with the greatest volume and level of activity. This new guidance was effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, and was therefore adopted effective January 1, 2012. This standard clarified how fair value is measured and increased the disclosure requirements for fair value measurements, and did not have a material impact on our financial position, results of operations or stockholders’ equity. See Note 18 – “Fair Value of Financial Instruments” for further details.
Impact of Adopting ASU No. 2011-05, Presentation of Comprehensive Income
In June 2011, the FASB issued a new accounting standard, which requires presentation of the components of total comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Recent Accounting Pronouncements
In December 2011, the FASB issued a new accounting standard (ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities), which requires new disclosures surrounding financial instruments and derivative instruments that are offset on the statement of financial position, or are eligible for offset subject to a master netting arrangement. This standard was issued concurrent with the IASB’s issuance of a similar standard with the objective of converged disclosure guidance. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning after January 1, 2013. This standard only increases the disclosure requirements for financial instruments and derivative instruments that are subject to master netting arrangements, and will not have an impact on our financial position, results of operations or stockholders’ equity.
In February 2013, the FASB issued a new accounting standard (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income), which requires new disclosures about amounts reclassified out of accumulated other comprehensive income. This standard requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The guidance is effective on a prospective basis for the interim and annual reporting periods beginning after January 1, 2013. This standard only increases the disclosure requirements for reclassifications out of accumulated other comprehensive income, and will not have an impact on our financial position, results of operations or stockholders’ equity.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentations.

3.	Stockholders’ Equity and EPS
Common Stock
In June 2010, we repurchased in its entirety the warrant previously issued to the U.S. Treasury in connection with our prior participation in the U.S. Treasury's Capital Purchase Program ("CPP"). The total cash repurchase price paid to the U.S. Treasury was $6.8 million for the aggregate warrant. At the time of issuance, the warrant was initially exercisable for 708,116 shares of our common stock at an exercise price of $49.78 per share. However, due to our completion of a qualified equity offering during the fourth quarter of 2009, the number of shares of common stock exercisable under the warrant was reduced to 354,058 pursuant to applicable CPP rules. The repurchase of the warrant reduced our stockholders' equity by the total cash price of $6.8 million, and did not have any impact on our net income available to common stockholders or diluted earnings per share in 2010.
Additional Paid-In Capital
At December 31, 2009, we had a 65 percent ownership interest in eProsper, an equity ownership data management services company. In December 2010, we acquired the remaining 35 percent ownership interest in eProsper for a total cash price of $1.3 million. This acquisition was accounted for as an equity transaction as we changed our ownership interest, while retaining control of our financial interest in eProsper. As a result, we reduced our stockholders' equity by $1.8 million, reflecting the total cash paid as well as the reduction of the noncontrolling interests' ownership portion.
Stockholders' Rights Plan
Our Board of Directors (the “Board”) has approved and adopted a stockholders' rights plan to, among other things, protect our stockholders from coercive takeover tactics. The current stockholders' rights plan is in effect through January 31, 2014 (the “Rights Plan”).
Under the Rights Plan, each stockholder of record on November 9, 1998 received a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. The Rights are attached to, and presently only traded with, shares of

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the Company's common stock and are not currently exercisable. Except as specified below, upon becoming exercisable, each Right will entitle the holder to purchase from us 1/1000th of a share of the Company's Series A Participating Preferred Stock at a price of $175.00 per share.
The Rights will be exercisable on the tenth (10th) business day (or such later date as is determined by our Board) following the announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired or announces a tender or exchange offer to acquire beneficial ownership of 15 percent or more of the Company's common stock. If a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock, each Right will then be exercisable for shares of common stock having a value equal to two times the exercise price of the Right. Similarly, in the event the Company is acquired in a merger or other business combination transaction or 50 percent or more of our consolidated assets or earning power are sold following such time as a person or group has acquired beneficial ownership of 15 percent or more of the Company's common stock, the rights will be exercisable for shares of the acquirer or its parent having a value equal to two times the exercise price of the Right.
At any time on or prior to the close of business on the earlier of (i) the fifth day following a public announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired beneficial ownership of 15 percent or more of the Company's outstanding common shares (or such later date as may be determined by action of the Board and publicly announced) or (ii) January 31, 2014, we may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, subject to adjustment.
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2012, 2011 and 2010:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2010
Numerator:
Net income available to common stockholders	$175,103	$171,902	$94,951
Denominator:
Weighted average common shares outstanding-basic	44,242	43,004	41,774
Weighted average effect of dilutive securities:
Stock options and ESPP	370	517	641
Restricted stock units	152	116	63
Denominator for diluted calculation	44,764	43,637	42,478
Earnings per common share:
Basic	$3.96	$4.00	$2.27
Diluted	$3.91	$3.94	$2.24
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for 2012, 2011 and 2010:

	Year ended December 31,
(Shares in thousands)	2012	2011	2010
Stock options	695	944	1,334
Restricted stock units	—	149	—
Total	695	1,093	1,334

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concurrent with the issuance of our 3.875% convertible senior notes ("3.875% Convertible Notes"), we entered into a convertible note hedge and warrant agreement. The warrants expired ratably over 60 business days beginning on July 15, 2011. The common shares under these warrants were excluded from the diluted EPS calculation for all periods presented as they were deemed to be anti-dilutive based on the conversion price of $64.43 per common share. For more information on our 3.875% Convertible Notes and the associated convertible note hedge and warrant agreement, see Note 11-“Short-Term Borrowings and Long-Term Debt” and Note 12-“Derivative Financial Instruments”.
Our $250 million 3.875% Convertible Notes matured on April 15, 2011. All of the notes were converted prior to maturity and we made an aggregate $260 million conversion settlement payment. We paid $250 million in cash (representing total principal) and $10 million through the issuance of 187,760 shares of our common stock (representing total conversion premium value). In addition, in connection with the conversion settlement, we received 186,736 shares of our common stock, valued at $10 million, from the associated convertible note hedge. Accordingly, there was not a significant impact on our total stockholders' equity with respect to settling the conversion premium value.

4.	Share-Based Compensation
 Share-based compensation expense was recorded net of estimated forfeitures for 2012, 2011 and 2010, such that expense was recorded only for those share-based awards that are expected to vest. In 2012, 2011 and 2010, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Share-based compensation expense	$21,861	$18,221	$13,761
Income tax benefit related to share-based compensation expense	(6,011)	(4,833)	(3,400)
Capitalized compensation costs	2,647	1,466	996
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
Subject to the provisions of Section 14 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold was initially 3,000,000 shares plus: (i) shares that have been reserved but not issued under our 1997 Equity Incentive Plan as of May 11, 2006; and (ii) shares subject to stock options or similar awards granted under the 1997 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1997 Equity Incentive Plan that are forfeited or repurchased by us. No further awards may be made under the 1997 Equity Incentive Plan, but it will continue to govern awards previously granted thereunder. In April 2012 and April 2011, our stockholders approved increases of 2,100,000 and 425,000 shares to the plan reserve, respectively.
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
Eligible participants in the 2006 Incentive Plan include directors, employees, and consultants. Options granted under the 2006 Incentive Plan generally expire seven years after the grant date. Options generally become exercisable over various periods, typically four years, from the grant date based on continued employment, and typically vest annually. Restricted stock awards and units generally vest over the passage of time and require continued employment or other service through the vesting period. Performance-based restricted stock units generally vest upon meeting certain performance-based objectives and, typically the passage of time and require continued employment or other service through the vesting period. The vesting period for restricted stock units cannot be less than three years unless they are subject to certain performance-based objectives, in which case the vesting period can be 12 months or longer.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Purchase Plan
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 202,696 shares and received $8.8 million in cash under the ESPP in 2012. At December 31, 2012, a total of 872,725 shares of our common stock were still available for future issuance under the ESPP.
Unrecognized Compensation Expense
As of December 31, 2012, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$15,464	2.61
Restricted stock units	24,187	2.69
Total unrecognized share-based compensation expense	$39,651
Valuation Assumptions
The fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of restricted stock units were based on our closing stock price on the date of grant. The following weighted average assumptions and fair values were used for our employee stock options and restricted stock units:

Equity incentive plan awards	2012	2011	2010
Weighted average expected term of options in years	4.6	4.6	4.5
Weighted average expected volatility of the Company's underlying common stock	50.4%	48.7%	45.1%
Risk-free interest rate	0.83	2.00	2.23
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value-stock options	$27.00	$25.12	$19.15
Weighted average grant date fair value-restricted stock units	63.07	59.69	46.96
The following weighted average assumptions and fair values were used for our ESPP:

ESPP	2012	2011	2010
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	43.5%	27.3%	36.7%
Risk-free interest rate	0.11	0.15	0.22
Expected dividend yield	—	—	—
Weighted average fair value	$14.43	$13.02	$10.22
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2012, 2011 and 2010, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Payment Award Activity
The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the year ended December 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2011	2,439,360	$42.64
Granted	399,462	63.82
Exercised	(704,631)	34.99
Forfeited	(67,710)	49.81
Expired	(6,068)	36.21
Outstanding at December 31, 2012	2,060,413	49.15	3.92	$18,509,590
Vested and expected to vest at December 31, 2012	1,986,049	48.78	3.86	18,329,727
Exercisable at December 31, 2012	1,091,812	44.50	2.70	12,891,111
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $55.97 as of December 31, 2012. The following table summarizes information regarding stock options outstanding as of December 31, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$15.35-27.83	227,557	3.32	$19.61	148,303	$19.59
27.84-45.23	266,237	3.97	37.62	163,882	36.47
45.24-48.63	140,522	1.70	47.85	128,278	47.93
48.64-48.80	241,392	2.32	48.76	241,392	48.76
48.81-49.69	234,837	4.28	49.18	107,823	49.19
49.70-55.87	237,117	1.33	52.28	212,176	52.21
55.88-60.46	350,813	5.31	60.05	89,419	60.02
60.47-63.62	11,920	6.20	62.46	539	60.62
$63.63-64.43	350,018	6.33	64.37	—	—
	2,060,413	3.92	49.15	1,091,812	44.50
We expect to satisfy the exercise of stock options by issuing shares registered under the 1997 Equity Incentive Plan and the 2006 Incentive Plan, as applicable. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2012, 2,574,528 shares were available for future issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	499,119	$52.72
Granted	343,997	63.07
Vested	(205,933)	49.42
Forfeited	(51,640)	58.93
Nonvested at December 31, 2012	585,543	59.42
The following table summarizes information regarding stock option and restricted stock activity during 2012, 2011 and 2010:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Total intrinsic value of stock options exercised	$17,419	$20,772	$11,871
Total grant date fair value of stock options vested	17,169	14,771	12,086
Total intrinsic value of restricted stock vested	12,747	9,142	6,313
Total grant date fair value of restricted stock vested	10,176	7,240	5,522

5.	Reserves on Deposit with the Federal Reserve Bank and Federal Bank Stock
The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve. The cash balances at the Federal Reserve are classified as cash and cash equivalents. Additionally, as a member of the FHLB and FRB , we are required to hold shares of FHLB and FRB stock under the Bank's borrowing agreement. FHLB and FRB stock are recorded at cost as a component of other assets, and any cash dividends received are recorded as a component of other noninterest income.
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2012 and 2011:

	Year ended December 31,
(Dollars in thousands)	2012	2011
Average required reserve balances at FRB San Francisco	$112,173	$91,046

	December 31,
(Dollars in thousands)	2012	2011
FHLB stock holdings	$25,000	$25,000
FRB stock holdings	14,806	14,189

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2012 and December 31, 2011:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Cash and due from banks (1)	$752,056	$852,010
Securities purchased under agreements to resell (2)	133,357	175,553
Other short-term investment securities	123,570	87,385
Total cash and cash equivalents	$1,008,983	$1,114,948

(1)
At December 31, 2012 and 2011, $72 million and $100 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $283 million and $372 million, respectively.

(2)
At December 31, 2012 and 2011, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities with aggregate fair values of $136 million and $179 million, respectively. None of these securities received as collateral were sold or repledged as of December 31, 2012 and 2011.

Additional information regarding our securities purchased under agreements to resell for 2012 and 2011 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	2011
Average securities purchased under agreements to resell	$131,287	$110,291
Maximum amount outstanding at any month-end during the year	266,534	375,236

7.	Investment Securities
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The major components of our investment securities portfolio at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012				December 31, 2011
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$25,057	$190	$—	$25,247	$25,233	$731	$—	$25,964
U.S. agency debentures	3,370,455	77,173	—	3,447,628	2,822,158	52,864	(90)	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,428,682	44,858	(107)	1,473,433	1,529,466	34,926	(106)	1,564,286
Agency-issued collateralized mortgage obligations—fixed rate	4,063,020	41,949	(995)	4,103,974	3,317,285	56,546	(71)	3,373,760
Agency-issued collateralized mortgage obligations—variable rate	1,760,551	12,201	(4)	1,772,748	2,416,158	1,554	(4,334)	2,413,378
Agency-issued commercial mortgage-backed securities	416,487	6,100	(489)	422,098	176,646	2,047	—	178,693
Municipal bonds and notes	85,790	7,750	(11)	93,529	92,241	8,257	—	100,498
Equity securities	2,108	2,739	(327)	4,520	5,554	180	(1,199)	4,535
Total available-for-sale securities	$11,152,150	$192,960	$(1,933)	$11,343,177	$10,384,741	$157,105	$(5,800)	$10,536,046
Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				665,921				611,824
Other venture capital investments (2)				127,091				124,121
Other investments				—				987
Non-marketable securities (equity method accounting):
Other investments (3)				139,330				68,252
Low income housing tax credit funds				70,318				34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (4)				161,884				145,007
Other investments				19,721				19,355
Total non-marketable securities				1,184,265				1,004,440
Total investment securities				$12,527,442				$11,540,486

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2012 and December 31, 2011 (fair value accounting):

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$32,850	12.6%	$39,567	12.6%
SVB Strategic Investors Fund II, LP	91,294	8.6	122,619	8.6
SVB Strategic Investors Fund III, LP	209,696	5.9	218,429	5.9
SVB Strategic Investors Fund IV, LP	169,931	5.0	122,076	5.0
Strategic Investors Fund V Funds	40,622	Various	8,838	0.3
SVB Capital Preferred Return Fund, LP	53,643	20.0	42,580	20.0
SVB Capital—NT Growth Partners, LP	60,120	33.0	43,958	33.0
SVB Capital Partners II, LP (i)	1,303	5.1	2,390	5.1
Other private equity fund (ii)	6,462	58.2	11,367	58.2
Total venture capital and private equity fund investments	$665,921		$611,824

(i)
At December 31, 2012, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At December 31, 2012, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2012 and December 31, 2011 (fair value accounting):

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$43,493	10.7%	$17,878	10.7%
SVB Capital Partners II, LP (i)	79,761	5.1	61,099	5.1
SVB India Capital Partners I, LP (ii)	—	—	42,832	14.4
SVB Capital Shanghai Yangpu Venture Capital Fund	3,837	6.8	2,312	6.8
Total other venture capital investments	$127,091		$124,121

(i)	At December 31, 2012, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(ii)
As of December 31, 2012, SVB India Capital Partners I, LP, was deconsolidated from the financial statements of SVBFG. See Note 2 – “Significant Accounting Policies-Principles of Consolidation and Presentation” for additional details.

(3)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2012 and December 31, 2011 (equity method accounting):

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$9,413	9.3%	$16,072	9.3%
Gold Hill Capital 2008, LP (ii)	20,893	15.5	19,328	15.5
China Joint Venture investment (iii)	78,545	50.0	—	—
Other investments	30,479	Various	32,852	Various
Total other investments (equity method accounting)	$139,330		$68,252

(i)
At December 31, 2012, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 3, LLC (“GHLLC”) of 4.5 percent.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(ii)	At December 31, 2012, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(iii)	In 2012, we contributed $80 million to SPD Silicon Valley Bank Co., Ltd. ("SPD-SVB"), our joint venture bank in China.

(4)
Represents investments in 324 and 329 funds (primarily venture capital funds) at December 31, 2012 and December 31, 2011, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. For the year ended December 31, 2012, we recognized OTTI losses of $1.0 million resulting from other-than-temporary declines in value for 46 of the 324 investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. We concluded that any declines in value for the remaining investments were temporary and as such, no OTTI was required to be recognized. At December 31, 2012, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $162 million, and the estimated fair value was $193 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2012:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$22,831	$(107)	$—	$—	$22,831	$(107)
Agency-issued collateralized mortgage obligations—fixed rate	461,397	(995)	—	—	461,397	(995)
Agency-issued collateralized mortgage obligations—variable rate	—	—	7,908	(4)	7,908	(4)
Agency-issued commercial mortgage-backed securities	150,581	(489)	—	—	150,581	(489)
Municipal bonds and notes	2,098	(11)	—	—	2,098	(11)
Equity securities	97	(61)	255	(266)	352	(327)
Total temporarily impaired securities (1)	$637,004	$(1,663)	$8,163	$(270)	$645,167	$(1,933)

(1)
As of December 31, 2012, we identified a total of 33 investments that were in unrealized loss positions, of which six investments totaling $8.2 million with unrealized losses of $0.3 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2012, we do not intend to sell any impaired debt or equity securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of December 31, 2012, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of December 31, 2012. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	December 31, 2012
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$25,247	2.39%	$25,247	2.39%	$—	—%	$—	—%	$—	—%
U.S. agency debentures	3,447,628	1.52	151,916	1.30	2,593,853	1.48	701,859	1.72	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,473,433	2.33	—	—	—	—	1,342,062	2.26	131,371	3.00
Agency-issued collateralized mortgage obligations - fixed rate	4,103,974	1.98	—	—	—	—	—	—	4,103,974	1.98
Agency-issued collateralized mortgage obligations - variable rate	1,772,748	0.70	—	—	—	—	—	—	1,772,748	0.70
Agency-issued commercial mortgage-backed securities	422,098	1.82	—	—	—	—	—	—	422,098	1.82
Municipal bonds and notes	93,529	5.99	925	5.20	17,450	5.62	48,289	5.99	26,865	6.26
Total	$11,338,657	1.71	$178,088	1.47	$2,611,303	1.51	$2,092,210	2.17	$6,457,056	1.66

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the components of gains and losses (realized and unrealized) on investment securities in 2012, 2011 and 2010:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$6,380	$37,387	$27,110
Marketable securities (fair value accounting)	8,863	912	8,160
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	107,507	145,892	63,137
Other venture capital investments	58,409	36,506	29,455
Other investments	21	40	140
Non-marketable securities (equity method accounting):
Other investments	16,923	12,445	8,551
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	3,503	2,517	1,739
Other investments	1,715	6,527	478
Total gross gains on investment securities	203,321	242,226	138,770
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(2,139)	(261)	(2,287)
Marketable securities (fair value accounting)	(1,675)	(8,103)	(9,855)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(63,146)	(26,591)	(19,497)
Other venture capital investments	(11,062)	(8,918)	(11,079)
Other investments	—	(16)	(158)
Non-marketable securities (equity method accounting):
Other investments	(1,987)	(2,241)	(616)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(1,079)	(1,028)	(1,793)
Other investments	(119)	(34)	(125)
Total gross losses on investment securities	(81,207)	(47,192)	(45,410)
Gains on investment securities, net	$122,114	$195,034	$93,360
Gains attributable to noncontrolling interests, including carried interest	$85,640	$125,042	$52,586

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP. Our private banking clients are primarily venture capital/private equity professionals. These products and services include real estate secured home equity lines of credit, which may be used to finance real estate investments and loans used to purchase, renovate or refinance personal residences. These products and services also include restricted stock purchase loans and capital call lines of credit.
We also provide community development loans made as part of our responsibilities under the Community Reinvestment Act. These loans are included within “Construction loans” below and are primarily secured by real estate.
The composition of loans, net of unearned income of $77 million and $60 million at December 31, 2012 and 2011, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2012	2011
Commercial loans:
Software	$3,261,489	$2,492,849
Hardware	1,118,370	952,303
Venture capital/private equity	1,732,699	1,117,419
Life science	1,066,199	863,737
Premium wine	143,511	130,245
Other	315,453	342,147
Total commercial loans	7,637,721	5,898,700
Real estate secured loans:
Premium wine (1)	413,513	345,988
Consumer loans (2)	685,300	534,001
Total real estate secured loans	1,098,813	879,989
Construction loans	65,742	30,256
Consumer loans	144,657	161,137
Total loans, net of unearned income (3)	$8,946,933	$6,970,082

(1)	Included in our premium wine portfolio are gross construction loans of $148 million and $111 million at December 31, 2012 and 2011, respectively.

(2)	Consumer loans secured by real estate at December 31, 2012 and 2011 were comprised of the following:

	December 31,
(Dollars in thousands)	2012	2011
Loans for personal residence	$503,378	$350,359
Loans to eligible employees	110,584	99,704
Home equity lines of credit	71,338	83,938
Consumer loans secured by real estate	$685,300	$534,001

(3)	Included within our total loan portfolio are credit card loans of $64 million and $50 million at December 31, 2012 and 2011, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Quality
The composition of loans, net of unearned income of $77 million and $60 million at December 31, 2012 and December 31, 2011, respectively, broken out by portfolio segment and class of financing receivable is as follows:

	December 31,
(Dollars in thousands)	2012	2011
Commercial loans:
Software	$3,261,489	$2,492,849
Hardware	1,118,370	952,303
Venture capital/private equity	1,732,699	1,117,419
Life science	1,066,199	863,737
Premium wine	557,024	476,233
Other	381,195	372,403
Total commercial loans	8,116,976	6,274,944
Consumer loans:
Real estate secured loans	685,300	534,001
Other consumer loans	144,657	161,137
Total consumer loans	829,957	695,138
Total loans, net of unearned income	$8,946,933	$6,970,082

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2012 and 2011:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2012:
Commercial loans:
Software	$5,890	$238	$19	$6,147	$3,284,489	$19
Hardware	167	32	—	199	1,107,422	—
Venture capital/private equity	7	—	—	7	1,749,896	—
Life science	207	117	—	324	1,076,468	—
Premium wine	—	—	—	—	554,886	—
Other	280	—	—	280	378,619	—
Total commercial loans	6,551	387	19	6,957	8,151,780	19
Consumer loans:
Real estate secured loans	—	—	—	—	683,254	—
Other consumer loans	111	—	—	111	143,867	—
Total consumer loans	111	—	—	111	827,121	—
Total gross loans excluding impaired loans	6,662	387	19	7,068	8,978,901	19
Impaired loans	3,901	9,676	2,269	15,846	22,433	—
Total gross loans	$10,563	$10,063	$2,288	$22,914	$9,001,334	$19
December 31, 2011:
Commercial loans:
Software	$415	$1,006	$—	$1,421	$2,515,327	$—
Hardware	1,951	45	—	1,996	954,690	—
Venture capital/private equity	45	—	—	45	1,128,475	—
Life science	398	78	—	476	871,626	—
Premium wine	1	174	—	175	475,406	—
Other	15	—	—	15	370,539	—
Total commercial loans	2,825	1,303	—	4,128	6,316,063	—
Consumer loans:
Real estate secured loans	—	—	—	—	515,534	—
Other consumer loans	590	—	—	590	157,389	—
Total consumer loans	590	—	—	590	672,923	—
Total gross loans excluding impaired loans	3,415	1,303	—	4,718	6,988,986	—
Impaired loans	1,350	1,794	6,613	9,757	26,860	—
Total gross loans	$4,765	$3,097	$6,613	$14,475	$7,015,846	$—

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of December 31, 2012 and 2011:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
December 31, 2012:
Commercial loans:
Software	$3,191	$72	$3,263	$4,475
Hardware	21,863	—	21,863	27,876
Life Science	—	—	—	—
Premium wine	—	4,398	4,398	4,716
Other	—	5,415	5,415	9,859
Total commercial loans	25,054	9,885	34,939	46,926
Consumer loans:
Real estate secured loans	—	2,239	2,239	7,185
Other consumer loans	1,101	—	1,101	1,300
Total consumer loans	1,101	2,239	3,340	8,485
Total	$26,155	$12,124	$38,279	$55,411
December 31, 2011:
Commercial loans:
Software	$1,142	$—	$1,142	$1,540
Hardware	4,754	429	5,183	8,843
Life science	—	311	311	523
Premium wine	—	3,212	3,212	3,341
Other	4,303	1,050	5,353	9,104
Total commercial loans	10,199	5,002	15,201	23,351
Consumer loans:
Real estate secured loans	—	18,283	18,283	22,410
Other consumer loans	3,133	—	3,133	3,197
Total consumer loans	3,133	18,283	21,416	25,607
Total	$13,332	$23,285	$36,617	$48,958

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during 2012, 2011 and 2010:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Average impaired loans:
Commercial loans:
Software	$2,223	$2,575	$6,153
Hardware	19,242	5,854	9,485
Life science	345	1,228	5,772
Premium wine	3,513	2,566	1,461
Other	3,558	4,751	2,279
Total commercial loans	28,881	16,974	25,150
Consumer loans:
Real estate secured loans	5,037	19,179	21,055
Other consumer loans	1,896	1,076	117
Total consumer loans	6,933	20,255	21,172
Total average impaired loans	$35,814	$37,229	$46,322
The following tables summarize the activity relating to our allowance for loan losses for 2012 and 2011, broken out by portfolio segment:

Year ended December 31, 2012	Beginning Balance December 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2012
(dollars in thousands)
Commercial loans:
Software	$38,263	$(4,316)	$4,874	$3,827	$42,648
Hardware	16,810	(20,247)	1,107	32,091	29,761
Venture capital/private equity	7,319	—	—	2,644	9,963
Life science	10,243	(5,080)	334	8,109	13,606
Premium wine	3,914	(584)	650	(457)	3,523
Other	5,817	(2,485)	1,377	(797)	3,912
Total commercial loans	82,366	(32,712)	8,342	45,417	103,413
Consumer loans	7,581	(607)	1,351	(1,087)	7,238
Total allowance for loan losses	$89,947	$(33,319)	$9,693	$44,330	$110,651

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2011	Beginning Balance December 31, 2010	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2011
(dollars in thousands)
Commercial loans:
Software	$29,288	$(10,252)	$11,659	$7,568	$38,263
Hardware	14,688	(4,828)	455	6,495	16,810
Venture capital/private equity	8,241	—	—	(922)	7,319
Life science	9,077	(4,201)	6,644	(1,277)	10,243
Premium wine	5,492	(449)	1,223	(2,352)	3,914
Other	5,318	(3,954)	471	3,982	5,817
Total commercial loans	72,104	(23,684)	20,452	13,494	82,366
Consumer loans	10,523	(220)	4,671	(7,393)	7,581
Total allowance for loan losses	$82,627	$(23,904)	$25,123	$6,101	$89,947
The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2012 and 2011, broken out by portfolio segment:

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$762	$41,886	$526	$37,737
Hardware	5,251	24,510	1,261	15,549
Venture capital/private equity	—	9,963	—	7,319
Life science	—	13,606	—	10,243
Premium wine	—	3,523	—	3,914
Other	—	3,912	1,180	4,637
Total commercial loans	6,013	97,400	2,967	79,399
Consumer loans	248	6,990	740	6,841
Total allowance for loan losses	$6,261	$104,390	$3,707	$86,240
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “impaired” (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies”). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2012 and 2011:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
December 31, 2012:
Commercial loans:
Software	$3,050,449	$240,187	$3,263	$3,293,899
Hardware	970,802	136,819	21,863	1,129,484
Venture capital/private equity	1,748,663	1,240	—	1,749,903
Life science	956,276	120,516	—	1,076,792
Premium wine	545,697	9,189	4,398	559,284
Other	360,291	18,608	5,415	384,314
Total commercial loans	7,632,178	526,559	34,939	8,193,676
Consumer loans:
Real estate secured loans	663,911	19,343	2,239	685,493
Other consumer loans	132,818	11,160	1,101	145,079
Total consumer loans	796,729	30,503	3,340	830,572
Total gross loans	$8,428,907	$557,062	$38,279	$9,024,248
December 31, 2011:
Commercial loans:
Software	$2,290,497	$226,251	$1,142	$2,517,890
Hardware	839,230	117,456	5,183	961,869
Venture capital/private equity	1,120,373	8,147	—	1,128,520
Life science	748,129	123,973	311	872,413
Premium wine	434,309	41,272	3,212	478,793
Other	353,434	17,120	5,353	375,907
Total commercial loans	5,785,972	534,219	15,201	6,335,392
Consumer loans:
Real estate secured loans	497,060	18,474	18,283	533,817
Other consumer loans	151,101	6,878	3,133	161,112
Total consumer loans	648,161	25,352	21,416	694,929
Total gross loans	$6,434,133	$559,571	$36,617	$7,030,321

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TDRs
As of December 31, 2012 we had 18 TDRs with a total carrying value of $34.3 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. This compares to 17 TDRs with a total carrying value of $34.3 million as of December 31, 2011. There were unfunded commitments available for funding of $0.5 million to the clients associated with these TDRs as of December 31, 2012. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at December 31, 2012 and 2011:

	December 31,
(Dollars in thousands)	2012	2011
Loans modified in TDRs:
Commercial loans:
Software	$2,021	$1,142
Hardware	20,514	5,183
Premium wine	2,593	1,949
Other	5,900	4,934
Total commercial loans	31,028	13,208
Consumer loans:
Real estate secured loans	2,199	17,934
Other consumer loans	1,101	3,133
Total consumer loans	3,300	21,067
Total	$34,328	$34,275
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during 2012 and 2011:

	Year ended December 31,
(Dollars in thousands)	2012	2011
Loans modified in TDRs during the period:
Commercial loans:
Software	$1,939	$615
Hardware	20,514	4,018
Premium wine	1,024	1,949
Other	4,878	3,884
Total commercial loans	28,355	10,466
Consumer loans:
Real estate secured loans	368	—
Other consumer loans	—	3,133
Total consumer loans	368	3,133
Total loans modified in TDR’s during the period (1)	$28,723	$13,599

(1)	During 2012 and 2011, we had partial charge-offs of $14.3 million and $2.8 million, respectively, on loans classified as TDRs.
During 2012 new TDRs totaling $9.3 million and $19.4 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively. During 2011 all new TDRs were modified through payment deferrals granted to our clients and no principal or interest was forgiven.
The related allowance for loan losses for the majority of our TDRs is determined on an individual basis by comparing the carrying value of the loan to the present value of the estimated future cash flows, discounted at the pre-modification contractual

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

interest rate. For certain TDRs, the related allowance for loan losses is determined based on the fair value of the collateral if the loan is collateral dependent.
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during their respective periods, broken out by portfolio segment and class of financing receivable:

	Year ended December 31,
(Dollars in thousands)	2012	2011
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Hardware	$1,868	$1,885
Premium wine	—	1,949
Total commercial loans	1,868	3,834
Consumer loans:
Real estate secured loans	120	—
Other consumer loans	—	3,133
Total consumer loans	120	3,133
Total TDRs modified within the previous 12 months that defaulted in the period	$1,988	$6,967
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of December 31, 2012.

9.	Premises and Equipment
Premises and equipment at December 31, 2012 and 2011 consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Computer software	$108,415	$90,632
Computer hardware	42,147	37,717
Leasehold improvements	36,907	32,604
Furniture and equipment	17,431	14,088
Total	204,900	175,041
Accumulated depreciation and amortization	(138,355)	(118,570)
Premises and equipment, net	$66,545	$56,471
Depreciation and amortization expense for premises and equipment was $23.7 million, $17.7 million, and $14.1 million in 2012, 2011 and 2010, respectively. Additionally, in 2012 we wrote-off $4.0 million in certain assets, primarily computer software.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Deposits
The following table presents the composition of our deposits at December 31, 2012 and 2011:

	December 31,
(Dollars in thousands)	2012	2011
Noninterest-bearing demand	$13,875,275	$11,861,888
Negotiable order of withdrawal (NOW)	133,260	112,690
Money market	2,969,769	2,483,406
Money market deposits in foreign offices	110,915	117,638
Sweep deposits in foreign offices	1,932,045	1,978,165
Time	155,188	155,749
Total deposits	$19,176,452	$16,709,536
The aggregate amount of time deposit accounts individually equal to or greater than $100,000 totaled $133 million and $126 million at December 31, 2012 and 2011, respectively. Interest expense paid on time deposits individually equal to or greater than $100,000 totaled $0.5 million, $0.9 million and $1.5 million in 2012, 2011 and 2010, respectively. At December 31, 2012, time deposit accounts individually equal to or greater than $100,000 totaling $133 million were scheduled to mature within one year.

11.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2012 and 2011:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at December 31, 2012	December 31, 2012	December 31, 2011
Short-term borrowings:
Federal funds purchased	January 1, 2013	160,000	160,000	—
Other short-term borrowings	(1)	6,110	6,110	—
Total short-term borrowings			$166,110	$—
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$347,995	$347,793
5.70% Senior Notes (2)	June 1, 2012	—	—	143,969
6.05% Subordinated Notes (3)	June 1, 2017	45,964	54,571	55,075
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,196	55,372
Other long-term debt	(4)	—	—	1,439
Total long-term debt			$457,762	$603,648

(1)	Represents cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)	At December 31, 2011, included in the carrying value of our 5.70% Senior Notes was $2.6 million related to hedge accounting associated with the notes.

(3)	At December 31, 2012 and 2011, included in the carrying value of our 6.05% Subordinated Notes were $9.0 million and $8.8 million, respectively, related to hedge accounting associated with the notes.

(4)	Represents long-term notes payable related to one of our debt fund investments. The last payment related to the notes was made in April 2012.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate annual maturities of long-term debt obligations as of December 31, 2012 are as follows:

Year ended December 31, (dollars in thousands):
2013	$—
2014	—
2015	—
2016	—
2017	54,571
2018 and thereafter	403,191
Total	$457,762
Interest expense related to short-term borrowings and long-term debt was $24.2 million, $30.2 million and $28.8 million in 2012, 2011 and 2010, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of December 31, 2012 was 0.07 percent.
5.375% Senior Notes
In September 2010, we issued $350 million of 5.375% Senior Notes due in September 2020 (“5.375% Senior Notes”). We received net proceeds of $345 million after deducting underwriting discounts and commissions and other expenses. We used approximately $250 million of the net proceeds from the sale of the notes to meet obligations due on our 3.875% Convertible Notes, which matured in April 2011 (see “3.875% Convertible Notes” section below for further details). The remaining net proceeds were used for general corporate purposes, including working capital.
5.70% Senior Notes and 6.05% Subordinated Notes
On May 15, 2007, the Bank issued 5.70% Senior Notes, due in June 2012, in an aggregate principal amount of $250 million and 6.05% Subordinated Notes, due in June 2017, in an aggregate principal amount of $250 million (collectively, the “Notes”). Concurrent with the issuance of the Notes, we entered into fixed-to-variable interest rate swap agreements related to each of the notes (see Note 12-“Derivative Financial Instruments”).
We repurchased $109 million of our 5.70% Senior Notes and $204 million of our 6.05% Subordinated Notes through a tender offer transaction in May 2011. These repurchases resulted in a gross loss from extinguishment of debt of $33.9 million, which included the payment of the repurchase premiums, transaction fees, and discount and origination fee accretion related to the notes. In connection with these repurchases, we terminated corresponding amounts of the interest rate swaps associated with these notes (see Note 12-“Derivative Financial Instruments”), resulting in a gross gain on swap termination of $37.0 million. The net gain from the note repurchases and the termination of corresponding portions of the interest rate swaps was $3.1 million (on a pre-tax basis), and was recognized during the second quarter of 2011 as a reduction in noninterest expense, which is included in the line item “Other”.
Our remaining $141 million 5.70% Senior Notes matured in June 2012 and we repaid all outstanding principal, including unpaid and accrued interest, in cash upon maturity. In connection with the maturity, we also terminated the remaining portion of the interest rate swap associated with these notes.
3.875% Convertible Notes
Our $250 million 3.875% Convertible Notes matured in April 2011. All of the notes were converted prior to maturity and we made an aggregate $260 million conversion settlement payment. We paid $250 million in cash (representing total principal) and $10 million through the issuance of 187,760 shares of our common stock (representing total conversion premium value). In addition, in connection with the conversion settlement, we received 186,736 shares of our common stock, valued at $10 million, from the associated convertible note hedge. Accordingly, there was no significant net impact on our total stockholders' equity with respect to settling the conversion premium value.
Concurrent with the issuance of our 3.875% Convertible Notes, we entered into a convertible note hedge and warrant agreement (see Note 12–“Derivative Financial Instruments”), which effectively increased the economic conversion price of our 3.875% Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement were not

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

part of the terms of the notes and did not affect the rights of the holders of the notes. The warrants expired ratably over 60 business days beginning in July 2011.
The effective interest rate for our 3.875% Convertible Notes in 2011 was 5.92 percent and interest expense was $4.2 million.
7.0% Junior Subordinated Debentures
In October 2003, we issued $52 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0 percent per annum of the face value of the junior subordinated debentures. Distributions for each of 2012, 2011 and 2010 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity in October 2033, or may be redeemed prior to maturity in whole or in part, at our option, at any time on or after October 2008. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 12–“Derivative Financial Instruments”).
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2012, we borrowed $160 million against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at December 31, 2012 totaled $1.5 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at December 31, 2012 totaled $561 million, all of which was unused and available to support additional borrowings.

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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 5.70% Senior Notes and 6.05% Subordinated Notes, we entered into fixed-for-floating interest rate swap agreements at the time of debt issuance based upon LIBOR with matched-terms. In connection with the repurchase of portions of our 5.70% Senior Notes and 6.05% Subordinated Notes in May 2011, we terminated corresponding amounts of the associated interest rate swaps. Net cash benefits associated with our interest rate swaps are recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in fair value of the interest rate swaps are reflected in either other assets (for swaps in an asset position) or other liabilities (for swaps in a liability position).
We assess hedge effectiveness under ASC 815, Derivatives and Hedging, using the long-haul method. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Our 5.70% Senior Notes matured and were repaid on June 1, 2012, at which time the remaining portion of the associated interest rate swap expired.
Currency Exchange Risk
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk associated with the net difference between foreign currency denominated assets and liabilities, primarily in Pound Sterling and Euro. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on foreign currency denominated loans are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the loans are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Additionally, through our global banking operations we maintain customer deposits denominated in the Euro and Pound Sterling which are used to fund certain loans in these currencies to limit our exposure to currency fluctuations.
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
Other Derivatives
We sell forward and option contracts to clients who wish to mitigate their foreign currency exposure. We economically reduce the currency risk from this business by entering into opposite way contracts with correspondent banks. This relationship does not qualify for hedge accounting. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. Generally, we have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Contracts in an asset position are included in other assets and contracts in a liability position are included in other liabilities. The net change in the fair value of these contracts is recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. We do not designate any of these contracts (which are derivative instruments) as qualifying for hedge accounting. Contracts in an asset position are included in other assets and contracts in a liability position are included in other liabilities. The net change in the fair value of these derivatives is recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2012 and 2011 were as follows:

		December 31, 2012				December 31, 2011
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$9,005	$6,110	$2,895	$187,393	$11,441	$—	$11,441
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	51,010	488	—	488	68,518	514	—	514
Foreign exchange forwards	Other liabilities	102,956	(1,728)	—	(1,728)	6,822	(199)	—	(199)
Net exposure			(1,240)	—	(1,240)		315	—	315
Other derivative instruments:
Equity warrant assets	Other assets	164,332	74,272	—	74,272	144,586	66,953	—	66,953
Other derivatives:
Client foreign exchange forwards	Other assets	385,470	11,864	—	11,864	387,714	17,541	—	17,541
Client foreign exchange forwards	Other liabilities	356,026	(9,930)	—	(9,930)	366,835	(16,346)	—	(16,346)
Client foreign currency options	Other assets	132,237	1,189	—	1,189	75,600	271	—	271
Client foreign currency options	Other liabilities	132,237	(1,189)	—	(1,189)	75,600	(271)	—	(271)
Loan conversion options	Other assets	9,782	890	—	890	14,063	923	—	923
Client interest rate derivatives	Other assets	144,950	558	—	558	39,713	50	—	50
Client interest rate derivatives	Other liabilities	144,950	(590)	—	(590)	39,713	(52)	—	(52)
Net exposure			2,792	—	2,792		2,116	—	2,116
Net			$84,829	$6,110	$78,719		$80,825	$—	$80,825

(1)	Cash collateral received from our counterparty for our interest rate swap agreement is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2012 remain at investment grade or higher and there were no material changes in their credit ratings for the year ended December 31, 2012.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2012, 2011 and 2010 is as follows:

		Year ended December 31,
(Dollars in thousands)	Statement of income location	2012	2011	2010
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$5,154	$14,486	$24,682
Changes in fair value of interest rate swaps	Net gains on derivative instruments	603	(470)	—
Net gains associated with interest rate risk derivatives		$5,757	$14,016	$24,682
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of foreign currency instruments	Other noninterest income	$1,677	$(2,096)	$(374)
(Losses) gains on internal foreign exchange forward contracts, net	Net gains on derivative instruments	(103)	1,973	710
Net gains (losses) associated with currency risk		$1,574	$(123)	$336
Other derivative instruments:
Gains on equity warrant assets	Net gains on derivative instruments	$19,385	$37,439	$6,556
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$3,901	$2,259	$1,914
Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(1,666)	$(2,520)	$342

(1)	Primarily represents the change in fair value of loan conversion options.

13.	Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Unused commitment fees (1)	$13,006	$7,095	$6,833
Fund management fees	11,057	10,730	10,753
Service-based fee income	7,937	9,717	8,840
Net gains on the sale of certain assets related to our equity management services business	4,243	—	—
Loan syndication fees	3,896	1,020	1,775
Gains (losses) on revaluation of foreign currency instruments (2)	1,677	(2,096)	(374)
Currency revaluation (losses) gains (3)	(16)	(4,275)	959
Other	12,601	7,964	6,856
Total other noninterest income	$54,401	$30,155	$35,642

(1)
Balance in 2012 reflects the prospective reclassification of certain fees from interest income to noninterest income. The comparable amount of these fees included in interest income in 2011 and 2010 was $5.2 million and $4.8 million, respectively.

(2)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(3)
Includes the revaluation of foreign currency denominated financial statements of certain funds. Included in these amounts are gains of $27 thousand, losses of $2.9 million and gains of $0.4 million in 2012, 2011 and 2010, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of other noninterest expense for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Telephone	$6,528	$5,835	$4,952
Client services	6,910	4,594	2,716
Data processing services	5,876	4,811	4,060
Tax credit fund amortization	3,911	4,474	3,965
Postage and supplies	2,482	2,162	2,198
Dues and publications	2,067	1,570	1,519
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	—	(3,123)	—
Other	8,188	10,499	7,081
Total other noninterest expense	$35,962	$30,822	$26,491

(1)
Represents gains from the repurchase of 109 million of our 5.70% Senior Notes and $204 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in 2011. For more information, see Note 11–"Short-Term Borrowings and Long-Term Debt."

14.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 2009 have been concluded. In December 2012, the IRS concluded their examination of our U.S. federal tax returns for the 2008 and 2009 tax years without any material adjustments. Our U.S. federal tax returns for 2010 and subsequent years remain open to examination. Our California and Massachusetts tax returns for 2008 and subsequent years remain open to examination.
Current taxes payable were $8.6 million at December 31, 2012, compared to current taxes receivable of $1.0 million at December 31, 2011.
The components of our provision for income taxes for 2012, 2011 and 2010 were as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Current provision:
Federal	$87,635	$86,220	$47,794
State	23,752	25,505	15,042
Deferred expense (benefit):
Federal	2,385	5,756	(1,157)
State	(503)	1,606	(277)
Income tax expense	$113,269	$119,087	$61,402

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2012, 2011 and 2010, is as follows:

	December 31,
(Dollars in thousands)	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	5.8	6.0	6.2
Meals and entertainment	0.5	0.5	0.7
Share-based compensation expense on incentive stock options and ESPP	0.4	0.3	1.2
Disallowed officer's compensation	0.1	0.1	0.3
Tax-exempt interest income	(0.4)	(0.4)	(0.9)
Low-income housing tax credit	(1.2)	(1.1)	(2.4)
Other, net	(0.9)	0.5	(0.8)
Effective income tax rate	39.3%	40.9%	39.3%
Deferred tax assets and liabilities at December 31, 2012 and 2011, consisted of the following:

	December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$53,953	$45,521
Share-based compensation expense	11,478	9,786
Loan fee income	10,356	8,969
State income taxes	7,042	6,576
Net operating loss	8,175	6,089
Other accruals not currently deductible	2,205	6,010
Research and development credit	364	364
Other	16	16
Deferred tax assets	93,589	83,331
Valuation allowance	(8,539)	(6,453)
Net deferred tax assets after valuation allowance	85,050	76,878

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(74,983)	(59,180)
Nonmarketable securities	(23,363)	(14,478)
Derivative equity warrant assets	(5,566)	(5,428)
Premises and equipment and other intangibles	(5,466)	(4,515)
FHLB stock dividend	(1,252)	(1,252)
Deferred tax liabilities	(110,630)	(84,853)
Net deferred tax liabilities	$(25,580)	$(7,975)
At both December 31, 2012 and 2011, federal net operating loss carryforwards totaled $15.8 million, and state net operating loss carryforwards totaled $7.8 million. Our foreign net operating loss carryforwards totaled $10.9 million at December 31, 2012, and we did not have any foreign net operating loss carryforwards at December 31, 2011. These net operating loss carryforwards expire at various dates beginning in 2019. A portion of our net operating loss carryforwards will be subject to provisions of the tax law that limits the use of losses that existed at the time there is a change in control of an enterprise. At December 31, 2012,

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the amount of our federal and state net operating loss carryforwards that would be subject to these limitations was $7.2 million and $2.2 million, respectively.
Currently, we believe that it is more likely than not that the benefit from these net operating loss carryforwards associated with eProsper and our UK Branch will not be realized in the near term due to difficulties projecting the timing of future profitability in those businesses. In recognition of this, we have provided a valuation allowance of $8.5 million and $6.5 million on the deferred tax assets related to these net operating loss carryforward and research and development credits at December 31, 2012 and 2011, respectively. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
At December 31, 2012, our unrecognized tax benefit was $0.4 million, the recognition of which would reduce our income tax expense by $0.3 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.
A summary of changes in our unrecognized tax benefit (including interest and penalties) in 2012 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at December 31, 2011	$640	$140	$780
Additions for tax positions for prior years	284	63	347
Reduction for tax positions for prior years	—	(25)	(25)
Settlement with tax authorities	(640)	(18)	(658)
Balance at December 31, 2012	$284	$160	$444

15.	Employee Compensation and Benefit Plans
Our employee compensation and benefit plans include:  (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Long-Term Cash Incentive Plan; (iv) Retention Program; (v) Warrant Incentive Plan; (vi) 401(k) and ESOP; (vii) EHOP; and (viii) Deferred Compensation Plan; (ix) equity incentive plans; (x) ESPP. The Equity Incentive Plans and the ESPP are described in Note 4–“Share-Based Compensation.”
A summary of expenses incurred under certain employee compensation and benefit plans for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Incentive Compensation Plans	$48,344	$67,008	$38,794
Direct Drive Incentive Compensation Plan	24,556	17,745	16,966
Long-Term Cash Incentive Plan	3,460	3,861	1,723
Retention Program	2,076	2,430	222
Warrant Incentive Plan	2,523	2,473	829
SVBFG 401(k) Plan	9,947	8,164	6,058
SVBFG ESOP	10,324	8,652	8,019
Incentive Compensation Plan
Our Incentive Compensation Plan (“ICP”) is an annual cash incentive plan that rewards performance based on our financial results and other performance criteria. Awards are made based on company performance, the employee's target bonus level, and management's assessment of individual employee performance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Direct Drive Incentive Compensation Plan
The Direct Drive Incentive Compensation Plan (“Direct Drive”) is an annual sales incentive program. Payments are based on sales teams' performance to predetermined financial targets and other performance criteria. Actual awards for each sales team member under Direct Drive are based on: (i) the actual results and financial performance with respect to the incentive gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member's sales position and team payout allocation. We define incentive gross profit targets as the revenue goals for total interest income after funds transfer pricing and noninterest income plus a portion of off-balance sheet funds. Income associated with equity warrant assets is not included in the incentive gross profit targets. Additionally, sales team members may receive a discretionary award based on management's assessment of such member's contributions and performance during the applicable fiscal year, regardless of achievement of team incentive gross profit targets.
Long-Term Cash Incentive Plan
The Long-Term Cash Incentive Plan (“LTI Plan”) is a long-term performance-based cash incentive program for executives, designed to award company and individual performance over multi-year periods. We granted awards to executives under this plan only in 2010 for the 2010-2012 three year performance period. The plan will be terminated in 2013 after the final executive payout is made.
Retention Program
The Retention Program (“RP”) is a long-term incentive plan that allows designated employees to share directly in our investment success. Plan participants are granted an interest in the distributions of gains from certain designated investments made by us during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain venture capital and private equity funds, debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. No new participants are being added and no new investments will be made into the plan.
Warrant Incentive Plan
The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on our behalf. Designated participants share in the cash received from the exercise of equity warrant assets.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $17,000 annually for the year 2012 and $16,500 annually for 2011 and 2010. We match the employee's contributions dollar-for-dollar, up to 5 percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash or our common stock (or a combination of cash and stock), in an amount not exceeding 10 percent of the employee's eligible pay earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years during a participant's first five years of service (thereafter all subsequent ESOP contributions are fully vested).
EHOP
The EHOP is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage for their primary residence, which is due and payable in either five or seven years and is based on amortization over a 30 year period. Applicants must qualify for a loan through the normal mortgage review and approval process, which is typical of industry standards. The maximum loan amount generally cannot be greater than 80 percent of the lesser of the purchase price or the appraised value. The interest rate on the loan is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be up to 2 percent below the market rate. The loan rate shall not be less than the greater of either the jumbo conforming market rate (corresponding to the maturity of the loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days.
Deferred Compensation Plan
Under the Deferred Compensation Plan (the “DC Plan”), eligible employees may elect to defer up to 50 percent of their base salary and/or up to 100 percent of any eligible bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan.
Voluntary deferrals under the DC Plan were $3.2 million, $1.3 million and $0.4 million in 2012, 2011 and 2010, respectively. From time to time, we may also designate special retention incentives as mandatory deferrals under this plan during the retention qualifying period. As of December 31, 2012, mandatory special retention incentives totaled $11 million. The DC Plan over all, had investment gains of $0.7 million in 2012, losses of $0.1 million in 2011 and gains of $0.4 million in 2010.

16.	Related Parties
In December 2012, SVB Financial renewed its commitments under two partially-syndicated revolving line of credit facilities totaling $85 million to Gold Hill Capital 2008 LP, a venture debt fund, and Gold Hill Venture Lending 2008 LP, for which SVB Financial has ownership interests in each of the funds. Of the$85 million, $35 million is syndicated to another lender. SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 08 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The line of credit is secured and bears an interest rate of national Prime plus one percent. SVB Financial's portion of the outstanding balance was $31 million at December 31, 2012.
Additionally, during 2012, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

17.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
Operating Leases
We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2025, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2012:

Year ended December 31, (dollars in thousands) :
2013	$14,697
2014	13,566
2015	10,541
2016	9,494
2017	8,550
2018 and thereafter	24,328
Net minimum operating lease payments	$81,176

Rent expense for premises and equipment leased under operating leases totaled $14.5 million, $11.9 million and $11.5 million in 2012, 2011 and 2010, respectively.
Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2012 and 2011, respectively:

	December 31,
(Dollars in thousands)	2012	2011
Loan commitments available for funding: (1)
Fixed interest rate commitments	$862,120	$658,377
Variable interest rate commitments	6,906,580	6,548,002
Total loan commitments available for funding	7,768,700	7,206,379
Commercial and standby letters of credit (2)	842,091	861,191
Total unfunded credit commitments	$8,610,791	$8,067,570
Commitments unavailable for funding (3)	$1,315,072	$841,439
Maximum lending limits for accounts receivable factoring arrangements (4)	880,057	747,392
Reserve for unfunded credit commitments (5)	22,299	21,811

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Our potential exposure to credit loss for commitments to extend credit, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending credit commitments as we do in making loans. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management's evaluation of the adequacy of the reserve for unfunded credit commitments.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below summarizes our commercial and standby letters of credit at December 31, 2012. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$684,194	$76,316	$760,510	$760,510
Performance standby letters of credit	57,948	10,101	68,049	68,049
Commercial letters of credit	13,532	—	13,532	13,532
Total	$755,674	$86,417	$842,091	$842,091
At December 31, 2012 and 2011, deferred fees related to financial and performance standby letters of credit were $5.5 million and $6.1 million, respectively. At December 31, 2012, collateral in the form of cash of $309 million and available-for-sale securities of $8.0 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2012:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	931	160	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,200	8.6
SVB Strategic Investors Fund III, LP	15,000	2,700	5.9
SVB Strategic Investors Fund IV, LP	12,239	3,672	5.0
Strategic Investors Fund V Funds	1,000	833	Various
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other fund investments (4)	339,367	69,882	Various
Total	$512,733	$95,607

(1)
Our ownership includes 1.3 percent direct ownership through SVB Capital Partners II, LLC and SVB Financial, and 3.8 percent indirect ownership through our investment in SVB Strategic Investors Fund II, LP.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2012:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,307
SVB Strategic Investors Fund II, LP	9,262
SVB Strategic Investors Fund III, LP	38,005
SVB Strategic Investors Fund IV, LP	93,754
Strategic Investors Fund V Funds	251,235
SVB Capital Preferred Return Fund, LP	17,342
SVB Capital—NT Growth Partners, LP	15,704
Other private equity fund	4,228
Total	$431,837

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.	Fair Value of Financial Instruments
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain non-marketable and marketable securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$25,247	$—	$25,247
U.S. agency debentures	—	3,447,628	—	3,447,628
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,473,433	—	1,473,433
Agency-issued collateralized mortgage obligations - fixed rate	—	4,103,974	—	4,103,974
Agency-issued collateralized mortgage obligations - variable rate	—	1,772,748	—	1,772,748
Agency-issued commercial mortgage-backed securities	—	422,098	—	422,098
Municipal bonds and notes	—	93,529	—	93,529
Equity securities	4,520	—	—	4,520
Total available-for-sale securities	4,520	11,338,657	—	11,343,177
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	—	—	665,921	665,921
Other venture capital investments	—	—	127,091	127,091
Total non-marketable securities (fair value accounting)	—	—	793,012	793,012
Other assets:
Marketable securities	1,144	9,184	—	10,328
Interest rate swaps	—	9,005	—	9,005
Foreign exchange forward and option contracts	—	13,541	—	13,541
Equity warrant assets	—	8,143	66,129	74,272
Loan conversion options	—	890	—	890
Client interest rate derivatives	—	558	—	558
Total assets (1)	$5,664	$11,379,978	$859,141	$12,244,783
Liabilities
Foreign exchange forward and option contracts	$—	$12,847	$—	$12,847
Client interest rate derivatives	—	590	—	590
Total liabilities	$—	$13,437	$—	$13,437

(1)
Included in Level 1, Level 2, and Level 3 assets are $1.1 million, $8.7 million, and $708 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$25,964	$—	$25,964
U.S. agency debentures	—	2,874,932	—	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,564,286	—	1,564,286
Agency-issued collateralized mortgage obligations - fixed rate	—	3,373,760	—	3,373,760
Agency-issued collateralized mortgage obligations - variable rate	—	2,413,378	—	2,413,378
Agency-issued commercial mortgage-backed securities	—	178,693	—	178,693
Municipal bonds and notes	—	100,498	—	100,498
Equity securities	4,535	—	—	4,535
Total available-for-sale securities	4,535	10,531,511	—	10,536,046
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	—	—	611,824	611,824
Other venture capital investments	—	—	124,121	124,121
Other investments	—	—	987	987
Total non-marketable securities (fair value accounting)	—	—	736,932	736,932
Other assets:
Marketable securities	1,410	—	—	1,410
Interest rate swaps	—	11,441	—	11,441
Foreign exchange forward and option contracts	—	18,326	—	18,326
Equity warrant assets	—	3,923	63,030	66,953
Loan conversion options	—	923	—	923
Client interest rate derivatives	—	50	—	50
Total assets (1)	$5,945	$10,566,174	$799,962	$11,372,081
Liabilities
Foreign exchange forward and option contracts	$—	$16,816	$—	$16,816
Client interest rate derivatives	—	52	—	52
Total liabilities	$—	$16,868	$—	$16,868

(1)
Included in Level 1 and Level 3 assets are $1.2 million and $648 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2012, 2011 and 2010, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2012:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$44,283	$122,238	$—	$—	$(112,424)	$—	$—	$665,921
Other venture capital investments	124,121	46,711	13,123	(9,716)	—	(39,558)	—	(7,590)	127,091
Other investments	987	21	—	—	—	(1,008)	—	—	—
Total non-marketable securities (fair value accounting) (1)	736,932	91,015	135,361	(9,716)	—	(152,990)	—	(7,590)	793,012
Other assets:
Equity warrant assets (2)	63,030	13,697	—	(21,077)	11,978	(78)	—	(1,421)	66,129
Total assets	$799,962	$104,712	$135,361	$(30,793)	$11,978	$(153,068)	$—	$(9,011)	$859,141
Year ended December 31, 2011:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$391,247	$119,164	$156,498	$—	$—	$(55,085)	$—	$—	$611,824
Other venture capital investments	111,843	25,794	13,981	(27,513)	—	16	—	—	124,121
Other investments	981	24	—	—	—	(18)	—	—	987
Total non-marketable securities (fair value accounting) (1)	504,071	144,982	170,479	(27,513)	—	(55,087)	—	—	736,932
Other assets:
Equity warrant assets (2)	43,537	31,958	—	(25,534)	13,849	(63)	—	(717)	63,030
Total assets	$547,608	$176,940	$170,479	$(53,047)	$13,849	$(55,150)	$—	$(717)	$799,962
Year ended December 31, 2010:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$271,316	$43,645	$105,899	$—	$—	$(29,613)	$—	$—	$391,247
Other venture capital investments	96,577	18,696	14,134	(6,773)	—	—	—	(10,791)	111,843
Other investments	1,143	(18)	—	—	—	(144)	—	—	981
Total non-marketable securities (fair value accounting) (1)	369,036	62,323	120,033	(6,773)	—	(29,757)	—	(10,791)	504,071
Other assets:
Equity warrant assets (2)	40,119	4,922	—	(8,538)	7,781	(60)	—	(687)	43,537
Total assets	$409,155	$67,245	$120,033	$(15,311)	$7,781	$(29,817)	$—	$(11,478)	$547,608

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2012:

	Year ended December 31,
(Dollars in thousands)	2012	2011
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$46,859	$118,672
Other venture capital investments	56,233	17,406
Other investments	—	24
Total non-marketable securities (fair value accounting) (2)	103,092	136,102
Other assets:
Equity warrant assets (3)	21	16,345
Total unrealized gains	$103,113	$152,447
Unrealized gains attributable to noncontrolling interests (1)	$91,703	$124,397

(1)
Beginning in the third quarter of 2012, for purposes of this disclosure we revised our methodology to exclude reclassifications of previously recorded unrealized gains (losses) as a result of distributions.

(2)	Unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(3)	Unrealized (losses) gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2012. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Weighted Average
Other venture capital investments (fair value accounting)	$127,091	Private company equity pricing	(1)	(1)
Equity warrant assets (private portfolio)	66,129	Modifed Black-Scholes option pricing model	Volatility	45.2%
			Risk-Free interest rate	0.4%
			Marketability discount (2)	22.5%
			Remaining life assumption (3)	45.0%

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

(3)
We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At December 31, 2012, the weighted average contractual remaining term was 6.4 years, compared to our estimated remaining life of 2.9 years. On a quarterly

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

basis, a sensitivity analysis is performed on our remaining life assumption. In the third quarter of 2012, we increased the remaining life assumption from 40.0 percent to 45.0 percent of the contractual term to reflect market conditions and trends.
As a result of the changes made to our marketability discount and remaining life assumption in the third quarter of 2012 (discussed above), our private warrant portfolio valuation decreased by $3.4 million.
During 2012, we had transfers of $3.1 million from Level 2 to Level 1, compared to transfers of $3.9 million from Level 2 to Level 1 in 2011. There were no transfers between Level 2 and Level 1 during 2010. Transfers from Level 3 to Level 2 during 2012 and 2010 included $7.6 million and $11 million, respectively, due to IPOs of certain of our portfolio companies, which were included in our non-marketable securities portfolio. All other transfers from Level 3 to Level 2 during 2012, 2011 and 2010 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (See our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Non-Marketable Securities (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in SPD-SVB, our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. The carrying value of our low income housing tax credit funds (equity method accounting) is a reasonable estimate of fair value.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Accrued Interest Receivable and Payable
The carrying amounts of accrued interest receivable and payable are reasonable estimates of fair value due to the short-term nature of these balances.
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
Short-Term Borrowings
Short-term borrowings at December 31, 2012 included federal funds purchased and cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. The carrying amounts of federal funds purchased are reasonable estimates of fair value because of the relatively short time between the origination of the instrument and its contractual maturity. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at December 31, 2012 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. At December 31, 2011, long-term debt also included our 5.70% Senior Notes and other long-term debt. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 5.70% Senior Notes and 6.05% Subordinated Notes are amounts related to hedge accounting associated with the notes.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2012 and 2011. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2012 and 2011:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Financial assets:
Cash and cash equivalents	$1,008,983	$1,008,983	$—	$—
Non-marketable securities (cost and equity method accounting)	391,253	—	—	425,741
Net commercial loans	8,013,563	—	—	8,180,597
Net consumer loans	822,719	—	—	860,772
FHLB and FRB stock	39,806	—	—	39,806
Accrued interest receivable	64,167	—	64,167	—
Financial liabilities:
Federal funds purchased	160,000	160,000	—	—
Other short-term borrowings	6,110	6,110	—	—
Non-maturity deposits (1)	19,021,264	19,021,264	—	—
Time deposits	155,188	—	155,027	—
5.375% Senior Notes	347,995	—	393,701	—
6.05% Subordinated Notes (2)	54,571	—	61,639	—
7.0% Junior Subordinated Debentures	55,196	—	51,959	—
Accrued interest payable	6,494	—	6,494	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	20,562
December 31, 2011:
Financial assets:
Cash and cash equivalents	$1,114,948	$1,114,948	$—	$—
Non-marketable securities (cost and equity method accounting)	267,508	—	—	290,393
Net commercial loans	6,192,578	—	—	6,336,705
Net consumer loans	687,557	—	—	627,733
FHLB and FRB stock	39,189	—	—	39,189
Accrued interest receivable	58,108	—	58,108	—
Financial liabilities:
Non-maturity deposits (1)	16,553,787	16,553,787	—	—
Time deposits	155,749	—	155,346	—
5.375% Senior Notes	347,793	—	362,786	—
6.05% Subordinated Notes (2)	55,075	—	57,746	—
5.70% Senior Notes (3)	143,969	—	145,184	—
7.0% Junior Subordinated Debentures	55,372	—	51,526	—
Other long-term debt	1,439	—	—	1,439
Accrued interest payable	6,689	—	6,689	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	21,232

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At December 31, 2012 and 2011, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $9.0 million and $8.8 million, respectively, related to hedge accounting associated with the notes.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)	At December 31, 2011, included in the carrying value and estimated fair value of our 5.70% Senior Notes was $2.6 million related to hedge accounting associated with the notes.
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
Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions, if any, to be received primarily through IPOs and M&A activity of the underlying assets of the fund. We currently do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30st, for our December 31th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2012:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$665,921	$665,921	$431,837
Non-marketable securities (equity method accounting):
Other investments (2)	51,705	53,169	7,700
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	161,884	192,844	65,311
Total	$879,510	$911,934	$504,848

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $590 million and $422 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.
Quantitative measures, established by the regulators to ensure capital adequacy, require that SVB Financial Group and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders' equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the net unrealized gains and losses, after applicable taxes, on securities available-for-sale carried at fair value). Tier 1 capital must comprise at least half of total capital. Components of Tier 2 capital include preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains and losses on available-for-sale securities (deducted from Tier 1 capital above), subject to limitations by the guidelines. Tier 3 capital includes certain qualifying unsecured subordinated debt. We did not have any Tier 3 capital as of December 31, 2012 and 2011.
The most recent joint notification from the DFI and the Federal Reserve Board categorized the Bank as well-capitalized under the FDICIA prompt corrective action provisions applicable to banks. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized and a well capitalized depository institution, as of December 31, 2012 and 2011:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum
December 31, 2012:
Total risk-based capital:
SVB Financial	14.05%	10.0%	8.0%	$1,901,672	$1,353,298	1,082,639
Bank	12.53	10.0	8.0	1,650,732	1,317,789	1,054,231
Tier 1 risk-based capital:
SVB Financial	12.79	6.0	4.0	1,730,866	811,979	541,319
Bank	11.24	6.0	4.0	1,481,571	790,673	527,115
Tier 1 leverage:
SVB Financial	8.06	N/A	4.0	1,730,866	N/A	859,057
Bank	7.06	5.0	4.0	1,481,571	1,049,750	839,800

December 31, 2011:
Total risk-based capital:
SVB Financial	13.95%	10.0%	8.0%	$1,651,545	$1,183,790	$947,032
Bank	12.33	10.0	8.0	1,414,138	1,146,740	917,392
Tier 1 risk-based capital:
SVB Financial	12.62	6.0	4.0	1,493,823	710,274	473,516
Bank	10.96	6.0	4.0	1,257,030	688,044	458,696
Tier 1 leverage:
SVB Financial	7.92	N/A	4.0	1,493,823	N/A	754,516
Bank	6.87	5.0	4.0	1,257,030	915,095	732,076

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.	Segment Reporting
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
The following is a description of the services that our three reportable segments provide (for further description of these reportable segments, refer to "Business–Business Overview" under Part I, Item 1 of this report):

•
Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Our Global Commercial Bank segment is comprised of results from our Commercial Bank, and also includes SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. As a result of the change in FTP methodology discussed above, our Global Commercial Bank segment’s total net interest income for 2011 and 2010 was increased by $73.7 million and $56.3 million, respectively (offset is included within “Other Items”), due to the reclassification of all prior periods to reflect the current period’s methodology and presentation.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for 2012, 2011 and 2010 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Year ended December 31, 2012
Net interest income	$595,133	$21,807	$15	$909	$617,864
(Provision for) reduction of loan losses	(45,417)	1,087	—	—	(44,330)
Noninterest income	188,842	681	27,435	118,588	335,546
Noninterest expense (2)	(397,672)	(14,118)	(11,263)	(122,945)	(545,998)
Income (loss) before income tax expense (3)	$340,886	$9,457	$16,187	$(3,448)	$363,082
Total average loans, net of unearned income	$6,790,332	$758,471	$—	$10,125	$7,558,928
Total average assets (4)	19,523,139	763,186	239,335	785,512	21,311,172
Total average deposits	17,575,060	313,836	—	21,192	17,910,088
Year ended December 31, 2011
Net interest income (loss)	$519,145	$19,529	$10	$(12,407)	$526,277
(Provision for) reduction of loan losses	(13,494)	7,393	—	—	(6,101)
Noninterest income	150,116	516	27,358	204,342	382,332
Noninterest expense (2)	(355,705)	(10,174)	(13,079)	(121,670)	(500,628)
Income before income tax expense (3)	$300,062	$17,264	$14,289	$70,265	$401,880
Total average loans, net of unearned income	$5,099,516	$658,175	$—	$57,380	$5,815,071
Total average assets (4)	17,104,227	658,797	226,423	681,052	18,670,499
Total average deposits	15,364,804	186,604	—	17,393	15,568,801
Year ended December 31, 2010
Net interest income (loss)	$424,256	$15,756	$—	$(21,877)	$418,135
Provision for loan losses	(42,357)	(2,271)	—	—	(44,628)
Noninterest income	136,531	496	19,491	91,012	247,530
Noninterest expense (2)	(305,454)	(4,405)	(15,652)	(97,307)	(422,818)
Income (loss) before income tax expense (3)	$212,976	$9,576	$3,839	$(28,172)	$198,219
Total average loans, net of unearned income	$3,948,872	$461,620	$—	$25,419	$4,435,911
Total average assets (4)	13,558,116	461,697	157,461	680,962	14,858,236
Total average deposits	11,911,639	129,536	—	(12,848)	12,028,327

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interest for all periods presented. Noncontrolling interest is included within "Other Items".

(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $16.3 million, $12.2 million and $9.7 million for 2012, 2011 and 2010, respectively.

(3)
The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

(4)	Total average assets equals the greater of total average assets or the sum of total liabilities and total stockholders’ equity for each segment.

21.	Parent Company Only Condensed Financial Information
As of August 1, 2012, SVB Financial transferred the controlling financial interests of its subsidiary SVBIF Management and its subsidiary, SVB India Finance, to SVB International Finance, Inc., a subsidiary of the Bank. The transfer was an internal reorganization that was representative of a sale of net assets at fair value with total consideration of $44 million. The condensed financial statements for SVB Financial for 2012 have been presented as if the transfer of net assets occurred as of January 1, 2012. The condensed financial statements for the years ending 2011 and 2010 have been retrospectively adjusted to furnish comparative information.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The condensed balance sheets of SVB Financial at December 31, 2012 and 2011, and the related condensed statements of income and cash flows for 2012, 2011 and 2010, are presented below.
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2012	2011
Assets:
Cash and cash equivalents	$169,067	$137,185
Investment securities	252,858	235,822
Net loans	8,869	10,903
Other assets	116,596	108,712
Investment in subsidiaries:
Bank subsidiary	1,592,987	1,392,033
Nonbank subsidiaries	115,427	111,398
Total assets	$2,255,804	$1,996,053

Liabilities and SVBFG stockholders’ equity:
5.375% Senior Notes	$347,995	$347,793
7.0% Junior Subordinated Debentures	55,196	55,372
Other long-term debt	—	1,439
Other liabilities	22,058	22,057
Total liabilities	425,249	426,661
SVBFG stockholders’ equity	1,830,555	1,569,392
Total liabilities and SVBFG stockholders’ equity	$2,255,804	$1,996,053
Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest income	$3,282	$2,819	$1,603
Interest expense	(23,037)	(27,252)	(22,816)
Gains on derivative instruments, net	17,289	34,654	6,570
Gains on investment securities, net	15,329	16,432	6,923
General and administrative expenses	(66,812)	(71,355)	(66,489)
Income tax benefit	12,200	7,468	24,918
Loss before net income of subsidiaries	(41,749)	(37,234)	(49,291)
Equity in undistributed net income of nonbank subsidiaries	21,457	20,013	13,987
Equity in undistributed net income of bank subsidiary	195,395	189,123	130,255
Net income available to common stockholders	$175,103	$171,902	$94,951

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income attributable to SVBFG	$175,103	$171,902	$94,951
Adjustments to reconcile net income to net cash used for operating activities:
Gains on derivative instruments, net	(17,289)	(34,654)	(6,570)
Gains on investment securities, net	(15,329)	(16,432)	(6,923)
Net income of bank subsidiary	(195,395)	(189,123)	(130,255)
Net income on nonbank subsidiaries	(21,457)	(20,013)	(13,987)
Amortization of share-based compensation	21,861	18,221	13,761
Decrease in other assets	5,463	21,926	24,283
Increase in other liabilities	3,952	2,936	10,682
Other, net	2,273	2,510	1,465
Net cash used for operating activities	(40,818)	(42,727)	(12,593)

Cash flows from investing activities:
Net decrease (increase) in investment securities from purchases, sales and maturities	11,833	(22,821)	(26,773)
Net decrease (increase) in loans	2,034	(4,211)	2,041
Decrease (increase) in investment in bank subsidiaries	12,180	(12,592)	(18,714)
Decrease (increase) in investment in nonbank subsidiaries	13,012	(3,161)	(42,249)
Net cash provided by (used for) investing activities	39,059	(42,785)	(85,695)

Cash flows from financing activities:
Principal payments of other long-term debt	(1,222)	(4,179)	(1,961)
Payments for settlement of 3.875% Convertible Notes	—	(250,000)	—
Proceeds from issuance of 5.375% Senior Notes, net of discount and issuance cost	—	—	344,476
Tax benefit from stock exercises	5,581	6,342	4,151
Proceeds from issuance of common stock and ESPP	29,282	36,873	24,019
Repurchase of warrant under CPP	—	—	(6,820)
Net cash provided by (used for) financing activities	33,641	(210,964)	363,865
Net increase (decrease) in cash and cash equivalents	31,882	(296,476)	265,577
Cash and cash equivalents at beginning of year	137,185	433,661	168,084
Cash and cash equivalents at end of year	$169,067	$137,185	$433,661

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.	Unaudited Quarterly Financial Data
Our supplemental consolidated financial information for each three month period in 2012 and 2011 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2012:
Interest income	$158,774	$159,818	$161,958	$168,168
Interest expense	(7,837)	(7,884)	(7,528)	(7,605)
Net interest income	150,937	151,934	154,430	160,563
Provision for loan losses	(14,529)	(7,999)	(6,788)	(15,014)
Noninterest income	59,293	80,426	69,139	126,688
Noninterest expense	(132,012)	(135,766)	(135,171)	(143,049)
Income before income tax expense	63,689	88,595	81,610	129,188
Income tax expense	23,756	31,517	28,470	29,526
Net income before noncontrolling interests	39,933	57,078	53,140	99,662
Net income attributable to noncontrolling interests	(5,143)	(9,475)	(10,851)	(49,241)
Net income available to common stockholders	$34,790	$47,603	$42,289	$50,421
Earnings per common share—basic	$0.79	$1.08	$0.95	$1.13
Earnings per common share—diluted	0.78	1.06	0.94	1.12

2011:
Interest income	$134,101	$140,161	$143,324	$147,802
Interest expense	(13,802)	(9,708)	(7,869)	(7,732)
Net interest income	120,299	130,453	135,455	140,070
Reduction of (provision for) loan losses	3,047	(134)	(769)	(8,245)
Noninterest income	89,954	123,708	95,611	73,059
Noninterest expense	(117,435)	(121,032)	(127,451)	(134,710)
Income before income tax expense	95,865	132,995	102,846	70,174
Income tax expense	22,770	43,263	26,770	26,284
Net income before noncontrolling interests	73,095	89,732	76,076	43,890
Net income attributable to noncontrolling interests	(40,088)	(23,982)	(38,505)	(8,316)
Net income available to common stockholders	$33,007	$65,750	$37,571	$35,574
Earnings per common share—basic	$0.78	$1.53	$0.87	$0.82
Earnings per common share—diluted	0.76	1.50	0.86	0.81

23.	Legal Matters
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

24.	Subsequent Events
We have evaluated all material subsequent events and determined there are no events that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTNATS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM	9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

(b)	Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with GAAP. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company's assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorization of management and the directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the Company's financial statements.
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
As of December 31, 2012, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.
(c)    Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management's evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial's 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2013 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2012 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	2,060,413	$49.15	3,447,253
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	2,060,413	$49.15	3,447,253

(1)
Represents options granted under our 2006 Equity Incentive Plan and 1997 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 585,543 shares.

(2)
Includes shares available for issuance under our 2006 Equity Incentive Plan and 872,725 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan and 1997 Equity Incentive Plan (as discussed above).

For additional information concerning our equity compensation plans, refer to Note 4-“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters-Board Independence, Leadership and Risk Oversight” in the definitive proxy statement for SVB Financial's 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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
Dated: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	February 27, 2013
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013
Greg W. Becker

/s/ MICHAEL R. DESCHENEAUX	Chief Financial Officer (Principal Financial Officer)	February 27, 2013
Michael R. Descheneaux

/s/ KAMRAN F. HUSAIN	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013
Kamran F. Husain

/s/ ERIC A. BENHAMOU	Director	February 27, 2013
Eric A. Benhamou

/s/ DAVID M. CLAPPER	Director	February 27, 2013
David M. Clapper

/s/ JOEL P. FRIEDMAN	Director	February 27, 2013
Joel P. Friedman

/s/ C. RICHARD KRAMLICH	Director	February 27, 2013
C. Richard Kramlich

/s/ LATA KRISHNAN	Director	February 27, 2013
Lata Krishnan

/s/ JEFFREY N. MAGGIONCALDA	Director	February 27, 2013
Jeffrey N. Maggioncalda

/s/ KATE D. MITCHELL	Director	February 27, 2013
Kate D. Micthell

/s/ JOHN F. ROBINSON	Director	February 27, 2013
John F. Robinson

/s/ GAREN K. STAGLIN	Director	February 27, 2013
Garen K. Staglin

/s/ KYUNG H. YOON	Director	February 27, 2013
Kyung H. Yoon

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers' Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.10	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
4.11	Amendment No. 2 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008
4.12	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.20	April 30, 2008
4.13	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer and Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010
4.14	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and SVB Financial	8-K	000-15637	4.1	April 7, 2008
4.15	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.2	April 7, 2008
4.16	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008
4.17	Letter Agreement re Warrants, dated as of April 1, 2008 by and between SVB Financial and JPMorgan Chase Bank, National Association	8-K	000-15637	4.4	April 7, 2008
4.18	Letter Agreement re Warrants, dated as of April 1, 2008, by and between SVB Financial and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008
4.19	Warrant, dated December 12, 2008 to purchase shares of Common Stock of SVB Financial	8-K	000-15637	4.21	December 15, 2008
4.20	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.21	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.3	March 1, 2010
*10.3	Amended and Restated Retention Program Plan (RP Years 1999 - 2007)	10-Q	000-15637	10.4	August 7, 2008
*10.4	1999 Employee Stock Purchase Plan	DEF 14A	000-15637	A	March 10, 2010
*10.5	1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.6	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.7	Senior Management Incentive Compensation Plan	10-K	000-15637	10.18	March 27, 2006
*10.8	Deferred Compensation Plan	10-Q	000-15637	10.8	August 8, 2012
*10.9	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive Plan	8-K	000-15637	10.30	November 5, 2004
*10.10	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.11	Form of Nonstatutory Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.12	Form of Restricted Stock Bonus Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.13	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.14	2006 Equity Incentive Plan	DEF 14A	000-15637	A	March 9, 2012
*10.15	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.16	August 7, 2009
*10.16	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.17	August 7, 2009
*10.17	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.18	August 7, 2009
*10.18	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.19	August 7, 2009
*10.19	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.20	August 7, 2009
*10.20	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.21	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
*10.22	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.23	August 7, 2009
*10.23	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.24	November 10, 2008
*10.24	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.27	November 10, 2008
*10.25	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
*10.26	SVB Capital Carried Interest Plan	10-K	000-15637	10.29	March 2, 2009
*10.27	Global Amendment to Benefit Plans to Comply with EESA	10-Q	000-15637	10.30	August 7, 2009
*10.28	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.29	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.32	August 7, 2009
*10.30	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.33	August 7, 2009
*10.31	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan	10-Q	000-15637	10.34	August 7, 2009
*10.32	SVB Financial Group Long-Term Cash Incentive Plan	8-K	000-15637	10.35	July 27, 2010
*10.33	Letter Agreement, dated June 1, 2011, relating to Ken Wilcox's employment and secondment arrangement	8-K	000-15637	10.36	June 3, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.

**	Furnished herewith