Form 10-Q
period 2013-03-31
SVB FINANCIAL GROUP
filed 2013-05-10
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2013, 45,079,184 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of Acronyms used in this Report

AOCI – Accumulated Other Comprehensive Income
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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,519,249	$1,008,983
Available-for-sale securities	10,908,163	11,343,177
Non-marketable securities	1,215,788	1,184,265
Investment securities	12,123,951	12,527,442
Loans, net of unearned income	8,844,890	8,946,933
Allowance for loan losses	(112,205)	(110,651)
Net loans	8,732,685	8,836,282
Premises and equipment, net of accumulated depreciation and amortization	65,713	66,545
Accrued interest receivable and other assets	354,402	326,871
Total assets	$22,796,000	$22,766,123
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$14,038,587	$13,875,275
Interest-bearing deposits	5,271,321	5,301,177
Total deposits	19,309,908	19,176,452
Short-term borrowings	7,460	166,110
Other liabilities	359,380	360,566
Long-term debt	457,194	457,762
Total liabilities	20,133,942	20,160,890
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 44,970,402 shares and 44,627,182 shares outstanding, respectively	45	45
Additional paid-in capital	570,789	547,079
Retained earnings	1,215,770	1,174,878
Accumulated other comprehensive income	95,615	108,553
Total SVBFG stockholders’ equity	1,882,219	1,830,555
Noncontrolling interests	779,839	774,678
Total equity	2,662,058	2,605,233
Total liabilities and total equity	$22,796,000	$22,766,123

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2013	2012
Interest income:
Loans	$123,744	$109,461
Available-for-sale securities:
Taxable	45,752	47,375
Non-taxable	799	900
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	719	1,038
Total interest income	171,014	158,774
Interest expense:
Deposits	2,051	1,481
Borrowings	5,794	6,356
Total interest expense	7,845	7,837
Net interest income	163,169	150,937
Provision for loan losses	5,813	14,529
Net interest income after provision for loan losses	157,356	136,408
Noninterest income:
Gains on investment securities, net (includes losses of $45 and $874, respectively, in unrealized net losses on available-for-sale securities reclassified out of AOCI)	27,438	7,839
Foreign exchange fees	13,448	12,103
Gains on derivative instruments, net	11,040	5,976
Deposit service charges	8,793	8,096
Credit card fees	7,448	5,668
Client investment fees	3,475	2,897
Letters of credit and standby letters of credit income	3,435	3,636
Other	3,527	13,078
Total noninterest income	78,604	59,293
Noninterest expense:
Compensation and benefits	88,704	83,737
Professional services	17,160	14,607
Premises and equipment	10,725	7,564
Business development and travel	8,272	7,746
Net occupancy	5,767	5,623
FDIC assessments	3,382	2,498
Correspondent bank fees	3,055	2,688
Provision for (reduction of) unfunded credit commitments	2,014	(258)
Other	9,935	7,807
Total noninterest expense	149,014	132,012
Income before income tax expense	86,946	63,689
Income tax expense (includes income tax benefits of $18 and $357, respectively, from AOCI reclassification items)	26,401	23,756
Net income before noncontrolling interests	60,545	39,933
Net income attributable to noncontrolling interests	(19,654)	(5,143)
Net income available to common stockholders	$40,891	$34,790
Earnings per common share—basic	$0.91	$0.79
Earnings per common share—diluted	0.90	0.78

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Net income before noncontrolling interests	$60,545	$39,933
Other comprehensive income, net of tax:
Change in cumulative translation gains:
Foreign currency translation (losses) gains	(826)	2,472
Related tax benefit (expense)	297	(1,013)
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(22,102)	3,269
Related tax benefit (expense)	9,666	(1,335)
Reclassification adjustment for losses included in net income	45	874
Related tax benefit	(18)	(357)
Other comprehensive (losses) income, net of tax	(12,938)	3,910
Comprehensive income	47,607	43,843
Comprehensive income attributable to noncontrolling interests	(19,654)	(5,143)
Comprehensive income attributable to SVBFG	$27,953	$38,700

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389
Common stock issued under employee benefit plans, net of restricted stock cancellations	505,618	—	17,900	—	—	17,900	—	17,900
Common stock issued under ESOP	73,560	—	4,345	—	—	4,345	—	4,345
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	3,819	—	—	3,819	—	3,819
Net income	—	—	—	34,790	—	34,790	5,143	39,933
Capital calls and distributions, net	—	—	—	—	—	—	17,073	17,073
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	2,451	2,451	—	2,451
Foreign currency translation adjustments, net of tax	—	—	—	—	1,459	1,459	—	1,459
Share-based compensation expense	—	—	5,334	—	—	5,334	—	5,334
Balance at March 31, 2012	44,087,110	$44	$515,614	$1,034,523	$89,309	$1,639,490	$703,213	$2,342,703
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Common stock issued under employee benefit plans, net of restricted stock cancellations	268,274	—	12,895	—	—	12,895	—	12,895
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	(637)	—	—	(637)	—	(637)
Net income	—	—	—	40,891	—	40,891	19,654	60,545
Capital calls and (distributions), net	—	—	—	—	—	—	(14,493)	(14,493)
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(12,409)	(12,409)	—	(12,409)
Foreign currency translation adjustments, net of tax	—	—	—	—	(529)	(529)	—	(529)
Share-based compensation expense	—	—	6,286	—	—	6,286	—	6,286
Other, net	—	—	—	1	—	1	—	1
Balance at March 31, 2013	44,970,402	$45	$570,789	$1,215,770	$95,615	$1,882,219	$779,839	$2,662,058
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income before noncontrolling interests	$60,545	$39,933
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,813	14,529
Provision for (reduction of) unfunded credit commitments	2,014	(258)
Changes in fair values of derivatives, net	757	(3,370)
Gains on investment securities, net	(27,438)	(7,839)
Depreciation and amortization	8,479	6,454
Amortization of premiums and discounts on available-for-sale securities, net	8,348	9,869
Tax (expense) benefit from stock exercises	(1,247)	790
Amortization of share-based compensation	5,826	5,149
Amortization of deferred loan fees	(15,040)	(15,488)
Deferred income tax expense	(19)	(1,570)
Losses from the write-off of premises and equipment	363	—
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(4,735)	(6,399)
Accounts receivable and payable, net	6,220	14,631
Income tax payable and receivable, net	6,236	14,013
Accrued compensation	(62,375)	(66,240)
Foreign exchange spot contracts, net	26,534	(21,154)
Other, net	(21,325)	6,078
Net cash used for operating activities	(1,044)	(10,872)
Cash flows from investing activities:
Purchases of available-for-sale securities	(219,987)	(1,777,958)
Proceeds from sales of available-for-sale securities	581	3,219
Proceeds from maturities and pay downs of available-for-sale securities	653,764	777,717
Purchases of nonmarketable securities (cost and equity method accounting)	(5,112)	(9,005)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	7,942	11,317
Purchases of nonmarketable securities (fair value accounting)	(30,342)	(29,440)
Proceeds from sales and distributions of nonmarketable securities (fair value accounting)	21,748	25,545
Net decrease (increase) in loans	108,971	(144,957)
Proceeds from recoveries of charged-off loans	1,367	3,436
Purchases of premises and equipment	(6,606)	(8,054)
Net cash provided by (used for) investing activities	532,326	(1,148,180)
Cash flows from financing activities:
Net increase in deposits	133,456	7,346
(Decrease) increase in short-term borrowings	(158,650)	849,380
Capital contributions from noncontrolling interests, net of distributions	(14,493)	17,073
Tax benefit from stock exercises	610	3,029
Proceeds from issuance of common stock and ESPP	18,061	17,900
Net cash (used for) provided by financing activities	(21,016)	894,728
Net increase (decrease) in cash and cash equivalents	510,266	(264,324)
Cash and cash equivalents at beginning of period	1,008,983	1,114,948
Cash and cash equivalents at end of period	$1,519,249	$850,624
Supplemental disclosures:
Cash paid during the period for:
Interest	$12,372	$12,012
Income taxes	19,318	6,556
Noncash items during the period:
Unrealized (losses) gains on available-for-sale securities, net of tax	$(12,409)	$2,451

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2012 Form 10-K.
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
Impact of Adopting ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued a new accounting standard, which requires new disclosures surrounding derivative instruments and certain financial instruments that are offset on the statement of financial position, or are eligible for offset subject to a master netting arrangement. This standard was issued concurrent with the IASB’s issuance of a similar standard with the objective of converged disclosure guidance. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning on or after January 1, 2013, and was therefore adopted in the first quarter of 2013. The standard increased the disclosure requirements for derivative instruments and certain financial instruments that are subject to master netting arrangements, and did not have any impact on our financial position, results of operations or stockholders' equity. See Note 8 - “Derivative Financial Instruments” for further details.
Impact of Adopting ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued a new accounting standard, which requires new disclosures surrounding the effect of reclassifications out of accumulated other comprehensive income. This standard requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The guidance was effective on a prospective basis for the interim and annual reporting periods beginning after January 1, 2013, and was therefore adopted in the first quarter of 2013. This standard increased the disclosure requirements for reclassifications out of accumulated other comprehensive income, and did not have any impact on our financial position, results of operations or stockholders’ equity. See our "Interim Consolidated Statements of Income" for more details.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2013	2012
Numerator:
Net income available to common stockholders	$40,891	$34,790
Denominator:
Weighted average common shares outstanding-basic	44,802	43,780
Weighted average effect of dilutive securities:
Stock options and ESPP	402	501
Restricted stock units	189	179
Denominator for diluted calculation	45,393	44,460
Earnings per common share:
Basic	$0.91	$0.79
Diluted	$0.90	$0.78

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Shares in thousands)	2013	2012
Stock options	708	121
Restricted stock units	—	1
Total	708	122

3.	Share-Based Compensation
For the three months ended March 31, 2013 and 2012, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Share-based compensation expense	$5,826	$5,149
Income tax benefit related to share-based compensation expense	(1,603)	(1,199)
Unrecognized Compensation Expense
As of March 31, 2013, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$13,646	2.43
Restricted stock units	21,643	2.51
Total unrecognized share-based compensation expense	$35,289
Share-Based Payment Award Activity
The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2012	2,060,413	$49.15
Granted	—	—
Exercised	(265,814)	48.53
Forfeited	(8,769)	52.95
Expired	(200)	46.48
Outstanding at March 31, 2013	1,785,630	49.22	4.05	$38,785,843
Vested and expected to vest at March 31, 2013	1,725,072	48.84	4.00	38,116,691
Exercisable at March 31, 2013	831,168	43.23	2.89	23,032,874
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $70.94 as of March 31, 2013. The total intrinsic value of options exercised during the three months ended March 31, 2013 was $4.7 million, compared to $11.9 million for the comparable 2012 period.

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	585,543	$59.42
Granted	3,700	60.92
Vested	(4,228)	47.89
Forfeited	(3,334)	57.97
Nonvested at March 31, 2013	581,681	59.52

4.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Cash and due from banks (1)	$1,144,926	$752,056
Securities purchased under agreements to resell (2)	338,687	133,357
Other short-term investment securities	35,636	123,570
Total cash and cash equivalents	$1,519,249	$1,008,983

(1)
At March 31, 2013 and December 31, 2012, $634 million and $72 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $213 million and $283 million, respectively.

(2)
At March 31, 2013 and December 31, 2012, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities with aggregate fair values of $345 million and $136 million, respectively. None of these securities received as collateral were sold or repledged as of March 31, 2013 or December 31, 2012.

5.	Investment Securities
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business.

The major components of our investment securities portfolio at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013				December 31, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$99,993	$53	$—	$100,046	$25,057	$190	$—	$25,247
U.S. agency debentures	3,415,170	69,116	(383)	3,483,903	3,370,455	77,173	—	3,447,628
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,308,099	40,177	(446)	1,347,830	1,428,682	44,858	(107)	1,473,433
Agency-issued collateralized mortgage obligations—fixed rate	3,818,389	38,200	(1,522)	3,855,067	4,063,020	41,949	(995)	4,103,974
Agency-issued collateralized mortgage obligations—variable rate	1,593,456	9,425	(28)	1,602,853	1,760,551	12,201	(4)	1,772,748
Agency-issued commercial mortgage-backed securities	414,300	6,275	(1,240)	419,335	416,487	6,100	(489)	422,098
Municipal bonds and notes	83,299	7,204	—	90,503	85,790	7,750	(11)	93,529
Equity securities	6,486	3,219	(1,079)	8,626	2,108	2,739	(327)	4,520
Total available-for-sale securities	$10,739,192	$173,669	$(4,698)	$10,908,163	$11,152,150	$192,960	$(1,933)	$11,343,177
Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				701,076				665,921
Other venture capital investments (2)				124,786				127,091
Non-marketable securities (equity method accounting):
Other investments (3)				140,607				139,330
Low income housing tax credit funds				69,263				70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (4)				160,870				161,884
Other investments				19,186				19,721
Total non-marketable securities				1,215,788				1,184,265
Total investment securities				$12,123,951				$12,527,442

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2013 and December 31, 2012 (fair value accounting):

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$32,142	12.6%	$32,850	12.6%
SVB Strategic Investors Fund II, LP	92,834	8.6	91,294	8.6
SVB Strategic Investors Fund III, LP	212,392	5.9	209,696	5.9
SVB Strategic Investors Fund IV, LP	189,369	5.0	169,931	5.0
Strategic Investors Fund V Funds	51,985	Various	40,622	Various
SVB Capital Preferred Return Fund, LP	54,919	20.0	53,643	20.0
SVB Capital—NT Growth Partners, LP	59,835	33.0	60,120	33.0
SVB Capital Partners II, LP (i)	1,138	5.1	1,303	5.1
Other private equity fund (ii)	6,462	58.2	6,462	58.2
Total venture capital and private equity fund investments	$701,076		$665,921

(i)
At March 31, 2013, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At March 31, 2013, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2013 and December 31, 2012 (fair value accounting):

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$39,971	10.7%	$43,493	10.7%
SVB Capital Partners II, LP (i)	80,966	5.1	79,761	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	3,849	6.8	3,837	6.8
Total other venture capital investments	$124,786		$127,091

(i)	At March 31, 2013, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2013 and December 31, 2012 (equity method accounting):

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$11,794	9.3%	$9,413	9.3%
Gold Hill Capital 2008, LP (ii)	20,047	15.5	20,893	15.5
China Joint Venture investment	79,210	50.0	78,545	50.0
Other investments	29,556	Various	30,479	Various
Total other investments (equity method accounting)	$140,607		$139,330

(i)
At March 31, 2013, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5 percent.

(ii)	At March 31, 2013, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(4)
Represents investments in 309 and 324 funds (primarily venture capital funds) at March 31, 2013 and December 31, 2012, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. For the three months ended March 31, 2013, we recognized OTTI losses of $0.5 million resulting from other-than-temporary declines in value for 16 of the 309 investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. We concluded that any declines in value for the remaining investments were temporary and as such, no OTTI was required to be recognized. At March 31, 2013, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $161 million, and the estimated fair value was $200 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of March 31, 2013:

	March 31, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$303,265	$(383)	$—	$—	$303,265	$(383)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	22,351	(446)	—	—	22,351	(446)
Agency-issued collateralized mortgage obligations—fixed rate	252,341	(1,021)	95,676	(501)	348,017	(1,522)
Agency-issued collateralized mortgage obligations—variable rate	—	—	5,239	(28)	5,239	(28)
Agency-issued commercial mortgage-backed securities	99,554	(1,240)	—	—	99,554	(1,240)
Equity securities	2,815	(866)	309	(213)	3,124	(1,079)
Total temporarily impaired securities (1)	$680,326	$(3,956)	$101,224	$(742)	$781,550	$(4,698)

(1)
As of March 31, 2013, we identified a total of 39 investments that were in unrealized loss positions, of which 9 investments totaling $101.2 million with unrealized losses of $0.7 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2013, we do not intend to sell any impaired debt or equity securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of March 31, 2013, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2012:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$22,831	$(107)	$—	$—	$22,831	$(107)
Agency-issued collateralized mortgage obligations—fixed rate	461,397	(995)	—	—	461,397	(995)
Agency-issued collateralized mortgage obligations—variable rate	—	—	7,908	(4)	7,908	(4)
Agency-issued commercial mortgage-backed securities	150,581	(489)	—	—	150,581	(489)
Municipal bonds and notes	2,098	(11)	—	—	2,098	(11)
Equity securities	97	(61)	255	(266)	352	(327)
Total temporarily impaired securities	$637,004	$(1,663)	$8,163	$(270)	$645,167	$(1,933)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of March 31, 2013. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	March 31, 2013
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$100,046	0.68%	$100,046	0.68%	$—	—%	$—	—%	$—	—%
U.S. agency debentures	3,483,903	1.54	151,367	1.30	2,584,574	1.48	747,962	1.76	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,347,830	2.32	—	—	—	—	1,228,081	2.26	119,749	2.98
Agency-issued collateralized mortgage obligations - fixed rate	3,855,067	1.94	—	—	—	—	—	—	3,855,067	1.94
Agency-issued collateralized mortgage obligations - variable rate	1,602,853	0.70	—	—	—	—	—	—	1,602,853	0.70
Agency-issued commercial mortgage-backed securities	419,335	1.82	—	—	—	—	—	—	419,335	1.82
Municipal bonds and notes	90,503	5.98	938	5.32	19,133	5.65	49,986	6.02	20,446	6.25
Total	$10,899,537	1.69	$252,351	1.07	$2,603,707	1.51	$2,026,029	2.17	$6,017,450	1.64

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$—	$21
Marketable securities (fair value accounting)	1,918	316
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	27,381	26,110
Other venture capital investments	2,640	1,777
Other investments	—	21
Non-marketable securities (equity method accounting):
Other investments	2,715	1,422
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	1,023	407
Other investments	145	42
Total gross gains on investment securities	35,822	30,116
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(45)	(895)
Marketable securities (fair value accounting)	(2,073)	—
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(4,742)	(13,915)
Other venture capital investments	(464)	(6,663)
Non-marketable securities (equity method accounting):
Other investments	(245)	(376)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(469)	(363)
Other investments	(346)	(65)
Total gross losses on investment securities	(8,384)	(22,277)
Gains on investment securities, net	$27,438	$7,839
Gains attributable to noncontrolling interests, including carried interest	$22,296	$7,338

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
The composition of loans, net of unearned income of $78 million and $77 million at March 31, 2013 and December 31, 2012, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial loans:
Software	$3,455,602	$3,261,489
Hardware	1,220,691	1,118,370
Venture capital/private equity	1,322,123	1,732,699
Life science	1,017,859	1,066,199
Premium wine	139,017	143,511
Other	342,129	315,453
Total commercial loans	7,497,421	7,637,721
Real estate secured loans:
Premium wine (1)	464,713	413,513
Consumer loans (2)	724,894	685,300
Total real estate secured loans	1,189,607	1,098,813
Construction loans	58,573	65,742
Consumer loans	99,289	144,657
Total loans, net of unearned income (3)	$8,844,890	$8,946,933

(1)	Included in our premium wine portfolio are gross construction loans of $133 million and $148 million at March 31, 2013 and December 31, 2012, respectively.

(2)	Consumer loans secured by real estate at March 31, 2013 and December 31, 2012 were comprised of the following:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Loans for personal residence	$541,115	$503,378
Loans to eligible employees	112,314	110,584
Home equity lines of credit	71,465	71,338
Consumer loans secured by real estate	$724,894	$685,300

(3)	Included within our total loan portfolio are credit card loans of $77 million and $64 million at March 31, 2013 and December 31, 2012, respectively.

Credit Quality
The composition of loans, net of unearned income of $78 million and $77 million at March 31, 2013 and December 31, 2012, respectively, broken out by portfolio segment and class of financing receivable is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial loans:
Software	$3,455,602	$3,261,489
Hardware	1,220,691	1,118,370
Venture capital/private equity	1,322,123	1,732,699
Life science	1,017,859	1,066,199
Premium wine	603,730	557,024
Other	400,702	381,195
Total commercial loans	8,020,707	8,116,976
Consumer loans:
Real estate secured loans	724,894	685,300
Other consumer loans	99,289	144,657
Total consumer loans	824,183	829,957
Total loans, net of unearned income	$8,844,890	$8,946,933

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2013:
Commercial loans:
Software	$2,739	$1,493	$5	$4,237	$3,480,632	$5
Hardware	4,034	19	31	4,084	1,206,431	31
Venture capital/private equity	84	1	—	85	1,335,476	—
Life science	5,886	220	—	6,106	1,021,715	—
Premium wine	1,700	—	—	1,700	600,383	—
Other	185	—	—	185	398,877	—
Total commercial loans	14,628	1,733	36	16,397	8,043,514	36
Consumer loans:
Real estate secured loans	605	—	—	605	719,801	—
Other consumer loans	385	—	—	385	97,781	—
Total consumer loans	990	—	—	990	817,582	—
Total gross loans excluding impaired loans	15,618	1,733	36	17,387	8,861,096	36
Impaired loans	2,459	1,740	13,929	18,128	26,218	—
Total gross loans	$18,077	$3,473	$13,965	$35,515	$8,887,314	$36
December 31, 2012:
Commercial loans:
Software	$5,890	$238	$19	$6,147	$3,284,489	$19
Hardware	167	32	—	199	1,107,422	—
Venture capital/private equity	7	—	—	7	1,749,896	—
Life science	207	117	—	324	1,076,468	—
Premium wine	—	—	—	—	554,886	—
Other	280	—	—	280	378,619	—
Total commercial loans	6,551	387	19	6,957	8,151,780	19
Consumer loans:
Real estate secured loans	—	—	—	—	683,254	—
Other consumer loans	111	—	—	111	143,867	—
Total consumer loans	111	—	—	111	827,121	—
Total gross loans excluding impaired loans	6,662	387	19	7,068	8,978,901	19
Impaired loans	3,901	9,676	2,269	15,846	22,433	—
Total gross loans	$10,563	$10,063	$2,288	$22,914	$9,001,334	$19

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
March 31, 2013:
Commercial loans:
Software	$6,094	$—	$6,094	$6,196
Hardware	20,722	1,944	22,666	41,943
Life Science	454	—	454	454
Premium wine	—	4,303	4,303	4,731
Other	—	5,294	5,294	10,008
Total commercial loans	27,270	11,541	38,811	63,332
Consumer loans:
Real estate secured loans	2,771	1,672	4,443	9,650
Other consumer loans	1,092	—	1,092	1,310
Total consumer loans	3,863	1,672	5,535	10,960
Total	$31,133	$13,213	$44,346	$74,292
December 31, 2012:
Commercial loans:
Software	$3,191	$72	$3,263	$4,475
Hardware	21,863	—	21,863	27,876
Life science	—	—	—	—
Premium wine	—	4,398	4,398	4,716
Other	—	5,415	5,415	9,859
Total commercial loans	25,054	9,885	34,939	46,926
Consumer loans:
Real estate secured loans	—	2,239	2,239	7,185
Other consumer loans	1,101	—	1,101	1,300
Total consumer loans	1,101	2,239	3,340	8,485
Total	$26,155	$12,124	$38,279	$55,411

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Average impaired loans:
Commercial loans:
Software	$4,114	$1,536
Hardware	23,632	12,262
Life science	314	146
Premium wine	4,336	3,383
Other	5,218	4,644
Total commercial loans	37,614	21,971
Consumer loans:
Real estate secured loans	2,676	12,847
Other consumer loans	1,129	3,019
Total consumer loans	3,805	15,866
Total average impaired loans	$41,419	$37,837
The following tables summarize the activity relating to our allowance for loan losses for the three months ended March 31, 2013 and 2012, broken out by portfolio segment:

Three months ended March 31, 2013 (dollars in thousands)	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance March 31, 2013
Commercial loans:
Software	$42,648	$(1,518)	$242	$3,638	$45,010
Hardware	29,761	(1,997)	446	(341)	27,869
Venture capital/private equity	9,963	—	—	519	10,482
Life science	13,606	(2,070)	203	2,207	13,946
Premium wine	3,523	—	90	86	3,699
Other	3,912	(41)	6	98	3,975
Total commercial loans	103,413	(5,626)	987	6,207	104,981
Consumer loans	7,238	—	380	(394)	7,224
Total allowance for loan losses	$110,651	$(5,626)	$1,367	$5,813	$112,205

Three months ended March 31, 2012 (dollars in thousands)	Beginning Balance December 31, 2011	Charge-offs	Recoveries	(Reduction of)Provision for Loan Losses	Ending Balance March 31, 2012
Commercial loans:
Software	$38,263	$(859)	$2,759	$(4,738)	$35,425
Hardware	16,810	(3,848)	105	17,281	30,348
Venture capital/private equity	7,319	—	—	(105)	7,214
Life science	10,243	(113)	221	(59)	10,292
Premium wine	3,914	—	78	(254)	3,738
Other	5,817	(2,170)	44	1,111	4,802
Total commercial loans	82,366	(6,990)	3,207	13,236	91,819
Consumer loans	7,581	—	229	1,293	9,103
Total allowance for loan losses	$89,947	$(6,990)	$3,436	$14,529	$100,922

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of March 31, 2013 and December 31, 2012, broken out by portfolio segment:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$2,087	$42,923	$762	$41,886
Hardware	5,016	22,853	5,251	24,510
Venture capital/private equity	—	10,482	—	9,963
Life science	201	13,745	—	13,606
Premium wine	—	3,699	—	3,523
Other	—	3,975	—	3,912
Total commercial loans	7,304	97,677	6,013	97,400
Consumer loans	424	6,800	248	6,990
Total allowance for loan losses	$7,728	$104,477	$6,261	$104,390
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “impaired” (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2012 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
March 31, 2013:
Commercial loans:
Software	$3,250,004	$234,865	$6,094	$3,490,963
Hardware	1,084,742	125,773	22,666	1,233,181
Venture capital/private equity	1,334,740	821	—	1,335,561
Life science	916,649	111,172	454	1,028,275
Premium wine	590,448	11,635	4,303	606,386
Other	382,874	16,188	5,294	404,356
Total commercial loans	7,559,457	500,454	38,811	8,098,722
Consumer loans:
Real estate secured loans	700,850	19,556	4,443	724,849
Other consumer loans	91,988	6,178	1,092	99,258
Total consumer loans	792,838	25,734	5,535	824,107
Total gross loans	$8,352,295	$526,188	$44,346	$8,922,829
December 31, 2012:
Commercial loans:
Software	$3,050,449	$240,187	$3,263	$3,293,899
Hardware	970,802	136,819	21,863	1,129,484
Venture capital/private equity	1,748,663	1,240	—	1,749,903
Life science	956,276	120,516	—	1,076,792
Premium wine	545,697	9,189	4,398	559,284
Other	360,291	18,608	5,415	384,314
Total commercial loans	7,632,178	526,559	34,939	8,193,676
Consumer loans:
Real estate secured loans	663,911	19,343	2,239	685,493
Other consumer loans	132,818	11,160	1,101	145,079
Total consumer loans	796,729	30,503	3,340	830,572
Total gross loans	$8,428,907	$557,062	$38,279	$9,024,248

TDRs
As of March 31, 2013 we had 20 TDRs with a total carrying value of $33.9 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $0.5 million to the clients associated with these TDRs as of March 31, 2013. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Loans modified in TDRs:
Commercial loans:
Software	$1,751	$2,021
Hardware	19,749	20,514
Venture capital/ private equity	821	—
Life science	454	—
Premium wine	2,561	2,593
Other	5,749	5,900
Total commercial loans	31,085	31,028
Consumer loans:
Real estate secured loans	1,753	2,199
Other consumer loans	1,092	1,101
Total consumer loans	2,845	3,300
Total	$33,930	$34,328
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Loans modified in TDRs during the period:
Commercial loans:
Software	$—	$600
Venture capital/ private equity	821	—
Life science	454	—
Premium wine	—	405
Other	—	2,416
Total commercial loans	1,275	3,421
Consumer loans:
Real estate secured loans	—	249
Other consumer loans	100	36
Total consumer loans	100	285
Total loans modified in TDR’s during the period (1)	$1,375	$3,706

(1)
During the three months ended March 31, 2013, we had no partial charge-offs of loans classified as TDRs. There were partial charge-offs of $0.8 million on loans classified as TDRs during the three months ended March 31, 2012.

During the three months ended March 31, 2013, new TDRs of $1.4 million were modified through payment deferrals granted to our clients and no principal or interest was forgiven. During the three months ended March 31, 2012, new TDRs totaling $2.9 million and $0.6 million were modified through payment deferrals and forgiveness of principal, respectively.
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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2013 and 2012, broken out by portfolio segment and class of financing receivable:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software	$—	$600
Hardware	125	—
Other	2,750	—
Total commercial loans	2,875	600
Consumer loans:
Real estate secured loans	247	249
Other consumer loans	—	36
Total consumer loans	247	285
Total TDRs modified within the previous 12 months that defaulted in the period	$3,122	$885
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of March 31, 2013.

7.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at March 31, 2013 and December 31, 2012:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2013	March 31, 2013	December 31, 2012
Short-term borrowings:
Federal funds purchased	—	—	—	160,000
Other short-term borrowings	(1)	7,460	7,460	6,110
Total short-term borrowings			$7,460	$166,110
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$348,048	$347,995
6.05% Subordinated Notes (2)	June 1, 2017	45,964	53,993	54,571
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,153	55,196
Total long-term debt			$457,194	$457,762

(1)	Represents cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)
At March 31, 2013 and December 31, 2012, included in the carrying value of our 6.05% Subordinated Notes were $8.5 million and $9.0 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to short-term borrowings and long-term debt was $5.8 million and $6.4 million for the three months ended March 31, 2013, and 2012, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of March 31, 2013 was 0.12 percent.

Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2013, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at March 31, 2013 totaled $1.5 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at March 31, 2013 totaled $673 million, all of which was unused and available to support additional borrowings.

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
The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2013 and December 31, 2012 were as follows:

		March 31, 2013				December 31, 2012
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$8,506	$7,460	$1,046	$45,964	$9,005	$6,110	$2,895
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	46,088	1,051	—	1,051	51,010	488	—	488
Foreign exchange forwards	Other liabilities	90,536	(1,423)	—	(1,423)	102,956	(1,728)	—	(1,728)
Net exposure			(372)	—	(372)		(1,240)	—	(1,240)
Other derivative instruments:
Equity warrant assets	Other assets	169,303	72,333	—	72,333	164,332	74,272	—	74,272
Other derivatives:
Client foreign exchange forwards	Other assets	425,503	12,216	—	12,216	385,470	11,864	—	11,864
Client foreign exchange forwards	Other liabilities	363,247	(9,605)	—	(9,605)	356,026	(9,930)	—	(9,930)
Client foreign currency options	Other assets	91,765	485	—	485	132,237	1,189	—	1,189
Client foreign currency options	Other liabilities	91,765	(485)	—	(485)	132,237	(1,189)	—	(1,189)
Loan conversion options	Other assets	9,789	1,529	—	1,529	9,782	890	—	890
Client interest rate derivatives	Other assets	153,074	653	—	653	144,950	558	—	558
Client interest rate derivatives	Other liabilities	153,074	(691)	—	(691)	144,950	(590)	—	(590)
Net exposure			4,102	—	4,102		2,792	—	2,792
Net			$84,569	$7,460	$77,109		$84,829	$6,110	$78,719

(1)	Cash collateral received from our counterparty for our interest rate swap agreement is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2013 remain at investment grade or higher and there were no material changes in their credit ratings for the quarter ended March 31, 2013.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2013 and 2012 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2013	2012
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$634	$2,229
Changes in fair value of interest rate swaps	Net gains on derivative instruments	60	389
Net gains associated with interest rate risk derivatives		$694	$2,618
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of foreign currency instruments	Other noninterest income	$(7,064)	$1,659
Gains (losses) on internal foreign exchange forward contracts, net	Net gains on derivative instruments	6,200	(2,051)
Net losses associated with currency risk		$(864)	$(392)
Other derivative instruments:
Gains on equity warrant assets	Net gains on derivative instruments	$3,505	$6,935
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$797	$1,065
Net gains (losses) on other derivatives (1)	Net gains on derivative instruments	$478	$(362)

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013
Derivative Assets:
Interest rate swaps	$8,506	$—	$8,506	$(1,046)	$(7,460)	$—
Foreign exchange forwards	13,267	—	13,267	(8,364)	—	4,903
Foreign currency options	485	—	485	(485)	—	—
Client interest rate derivatives	653	—	653	(27)	—	626
Total derivative assets:	22,911	—	22,911	(9,922)	(7,460)	5,529
Reverse repurchase, securities borrowing, and similar arrangements	338,687	—	338,687	(338,687)	—	—
Total	$361,598	$—	$361,598	$(348,609)	$(7,460)	$5,529
December 31, 2012
Derivative Assets:
Interest rate swaps	$9,005	$—	$9,005	$(2,895)	$(6,110)	$—
Foreign exchange forwards	12,352	—	12,352	(7,363)	—	4,989
Foreign currency options	1,189	—	1,189	(218)	—	971
Client interest rate derivatives	558	—	558	(24)	—	534
Total derivative assets:	23,104	—	23,104	(10,500)	(6,110)	6,494
Reverse repurchase, securities borrowing, and similar arrangements	133,357	—	133,357	(133,357)	—	—
Total	$156,461	$—	$156,461	$(143,857)	$(6,110)	$6,494
The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2013
Derivative Liabilities:
Foreign exchange forwards	$11,028	$—	$11,028	$(4,069)	$—	$6,959
Foreign currency options	485	—	485	—	—	485
Client interest rate derivatives	691	—	691	(664)	—	27
Total derivative liabilities:	12,204	—	12,204	(4,733)	—	7,471
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$12,204	$—	$12,204	$(4,733)	$—	$7,471
December 31, 2012
Derivative Liabilities:
Foreign exchange forwards	$11,658	$—	$11,658	$(5,720)	$—	$5,938
Foreign currency options	1,189	—	1,189	(971)	—	218
Client interest rate derivatives	590	—	590	(567)	—	23
Total derivative assets:	13,437	—	13,437	(7,258)	—	6,179
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$13,437	$—	$13,437	$(7,258)	$—	$6,179

9. Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Unused commitment fees	$3,476	$3,055
Fund management fees	2,769	2,828
Service-based fee income	1,804	2,374
(Losses) gains on revaluation of foreign currency instruments (1)	(7,064)	1,885
Currency revaluation (losses) gains (2)	(55)	615
Other	2,597	2,321
Total other noninterest income	$3,527	$13,078

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)
Includes the revaluation of foreign currency denominated assets of certain fund investments. Included in these amounts are gains of $0.2 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

A summary of other noninterest expense for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Telephone	$1,557	$1,784
Client services	1,935	1,253
Data processing services	1,912	1,405
Tax credit fund amortization	1,317	1,058
Postage and supplies	538	625
Dues and publications	458	474
Other	2,218	1,208
Total other noninterest expense	$9,935	$7,807

10.	Segment Reporting
We have three reportable segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. The results of our operating segments are based on our internal management reporting process.
Our operating segments’ primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of FTP. Accordingly, our segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated at an instrument level based on account characteristics.
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
The following is a description of the services that our three reportable segments provide:

•
Global Commercial Bank provides solutions to the financial needs of commercial clients through lending, deposit products, cash management services, and global banking and trade products and services. It also serves the needs of our non-U.S. clients with global banking products, including loans, deposits and global finance, in key foreign entrepreneurial markets, where applicable. Our Global Commercial Bank segment is comprised of results from our Commercial Bank, and also includes SVB Specialty Lending, SVB Analytics and our Debt Fund Investments. (For further description of these operating segments, refer to Note 20—“Segment Reporting” under Part II, Item 8 of our 2012 Form 10-K.)

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

Our segment information for the three months ended March 31, 2013 and 2012 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended March 31, 2013
Net interest income	$148,936	$6,104	$1	$8,128	$163,169
(Provision for) reduction of loan losses	(6,207)	394	—	—	(5,813)
Noninterest income	46,541	234	5,441	26,388	78,604
Noninterest expense (2)	(105,578)	(3,461)	(2,386)	(37,589)	(149,014)
Income (loss) before income tax expense (3)	$83,692	$3,271	$3,056	$(3,073)	$86,946
Total average loans, net of unearned income	$7,868,587	$844,807	$—	$(32,477)	$8,680,917
Total average assets (4)	20,463,477	853,932	238,743	758,407	22,314,559
Total average deposits	18,302,877	470,673	—	11,963	18,785,513
Three months ended March 31, 2012
Net interest income	$143,264	$4,965	$7	$2,701	$150,937
Provision for loan losses	(13,236)	(1,293)	—	—	(14,529)
Noninterest income	39,928	157	3,587	15,621	59,293
Noninterest expense (2)	(96,443)	(3,126)	(2,536)	(29,907)	(132,012)
Income before income tax expense (3)	$73,513	$703	$1,058	$(11,585)	$63,689
Total average loans, net of unearned income	$6,031,356	$737,968	$—	$35,024	$6,804,348
Total average assets (4)	18,556,741	741,962	260,127	673,713	20,232,543
Total average deposits	16,702,114	240,500	—	23,149	16,965,763

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.

(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $5.0 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Loan commitments available for funding: (1)
Fixed interest rate commitments	$830,278	$862,120
Variable interest rate commitments	7,504,108	6,906,580
Total loan commitments available for funding	8,334,386	7,768,700
Commercial and standby letters of credit (2)	835,951	842,091
Total unfunded credit commitments	$9,170,337	$8,610,791
Commitments unavailable for funding (3)	$1,371,135	$1,315,072
Maximum lending limits for accounts receivable factoring arrangements (4)	897,344	880,057
Reserve for unfunded credit commitments (5)	24,300	22,299

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at March 31, 2013. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$713,950	$55,950	$769,900	$769,900
Performance standby letters of credit	48,651	9,600	58,251	58,251
Commercial letters of credit	7,800	—	7,800	7,800
Total	$770,401	$65,550	$835,951	$835,951
At March 31, 2013 and December 31, 2012, deferred fees related to financial and performance standby letters of credit were $6.1 million and $5.5 million, respectively. At March 31, 2013, collateral in the form of cash of $347 million and available-for-sale securities of $4.5 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2013:

Our Ownership in Limited Partnership (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	934	161	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	2,063	5.9
SVB Strategic Investors Fund IV, LP	12,239	3,427	5.0
Strategic Investors Fund V Funds	1,000	833	Various
Strategic Investors Fund VI Funds	500	500	Various
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	4,950	24.2
Gold Hill Venture Lending 03, LP (3)	20,000	—	9.3
Other fund investments (4)	335,609	65,132	Various
Total	$509,478	$90,326

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Our ownership includes direct ownership of 4.8 percent and indirect ownership interest of 4.5 percent through GHLLC.

(4)	Represents commitments to 317 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2013:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,298
SVB Strategic Investors Fund II, LP	8,475
SVB Strategic Investors Fund III, LP	33,462
SVB Strategic Investors Fund IV, LP	83,897
Strategic Investors Fund V Funds	282,046
Strategic Investors Fund VI Funds	3,500
SVB Capital Preferred Return Fund, LP	14,286
SVB Capital—NT Growth Partners, LP	16,289
Other private equity fund	4,229
Total	$448,482

12.	Income Taxes
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
At March 31, 2013, our unrecognized tax benefit was $0.5 million, the recognition of which would reduce our income tax expense by $0.3 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

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
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of public portfolio companies are priced based on the Black-Scholes option pricing model that use the publicly-traded equity prices (underlying stock value), stated strike prices, option expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Overall model asset values are further adjusted for certain warrants that have lockup restriction features.
Level 3
The fair value measurement is derived from valuation techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions we believe market participants would use in pricing the asset. Below is a summary of the valuation techniques used for each class of Level 3 assets:
Venture capital and private equity fund investments: Fair value measurements are based on the net asset value per share as obtained from the investee funds' management, as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with the fair value accounting. We account for differences between our measurement date and the date of the fund investment’s net asset value by using the most recent available financial information from the investee general partner, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$100,046	$—	$100,046
U.S. agency debentures	—	3,483,903	—	3,483,903
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,347,830	—	1,347,830
Agency-issued collateralized mortgage obligations - fixed rate	—	3,855,067	—	3,855,067
Agency-issued collateralized mortgage obligations - variable rate	—	1,602,853	—	1,602,853
Agency-issued commercial mortgage-backed securities	—	419,335	—	419,335
Municipal bonds and notes	—	90,503	—	90,503
Equity securities	5,879	2,747	—	8,626
Total available-for-sale securities	5,879	10,902,284	—	10,908,163
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	—	—	701,076	701,076
Other venture capital investments	—	—	124,786	124,786
Total non-marketable securities (fair value accounting)	—	—	825,862	825,862
Other assets:
Marketable securities	913	9,265	—	10,178
Interest rate swaps	—	8,506	—	8,506
Foreign exchange forward and option contracts	—	13,752	—	13,752
Equity warrant assets	—	6,287	66,046	72,333
Loan conversion options	—	1,529	—	1,529
Client interest rate derivatives	—	653	—	653
Total assets (1)	$6,792	$10,942,276	$891,908	$11,840,976
Liabilities
Foreign exchange forward and option contracts	$—	$11,513	$—	$11,513
Client interest rate derivatives	—	691	—	691
Total liabilities	$—	$12,204	$—	$12,204

(1)
Included in Level 1, Level 2, and Level 3 assets are $0.8 million, $8.8 million, and $740 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2013
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$665,921	$22,510	$29,744	$—	$—	$(17,099)	$—	$—	$701,076
Other venture capital investments	127,091	2,188	166	(21)	—	(1,077)	—	(3,561)	124,786
Total non-marketable securities (fair value accounting) (1)	793,012	24,698	29,910	(21)	—	(18,176)	—	(3,561)	825,862
Other assets:
Equity warrant assets (2)	66,129	1,459	—	(2,250)	1,926	364	—	(1,582)	66,046
Total assets	$859,141	$26,157	$29,910	$(2,271)	$1,926	$(17,812)	$—	$(5,143)	$891,908
Three months ended March 31, 2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$12,104	$21,716	$—	$—	$(25,288)	$—	$—	$620,356
Other venture capital investments	124,121	(3,587)	7,724	(307)	—	—	—	—	127,951
Other investments	987	21	—	—	—	(6)	—	—	1,002
Total non-marketable securities (fair value accounting) (1)	736,932	8,538	29,440	(307)	—	(25,294)	—	—	749,309
Other assets:
Equity warrant assets (2)	63,030	3,795	—	(3,643)	2,300	1	—	(266)	65,217
Total assets	$799,962	$12,333	$29,440	$(3,950)	$2,300	$(25,293)	$—	$(266)	$814,526

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings during the period (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2013 and March 31, 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$22,621	$11,649
Other venture capital investments	526	(2,610)
Other investments	—	21
Total non-marketable securities (fair value accounting) (1)	23,147	9,060
Other assets:
Equity warrant assets (2)	1,181	1,674
Total unrealized gains	$24,328	$10,734
Unrealized gains attributable to noncontrolling interests	$21,187	$7,242

(1)	Unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2013 and December 31, 2012. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
March 31, 2013:
Other venture capital investments (fair value accounting)	$124,786	Private company equity pricing	(1)	(1)
Equity warrant assets (private portfolio)	66,046	Modifed Black-Scholes option pricing model	Volatility	42.0%
			Risk-Free interest rate	0.4%
			Marketability discount (2)	22.5%
			Remaining life assumption (3)	45.0%
December 31, 2012:
Other venture capital investments (fair value accounting)	127,091	Private company equity pricing	(1)	(1)
Equity warrant assets (private portfolio)	66,129	Modifed Black-Scholes option pricing model	Volatility	45.2%
			Risk-Free interest rate	0.4%
			Marketability discount (2)	22.5%
			Remaining life assumption (3)	45.0%

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

(3)
We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At March 31, 2013, the weighted average contractual remaining term was 6.4 years, compared to our estimated remaining life of 2.9 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
For the three months ended March 31, 2013 and 2012, we did not have any material transfers between Level 2 and Level 1. Transfers from Level 3 to Level 2 for the three months ended March 31, 2013 included $3.6 million due to the IPO of one of our portfolio companies, which was previously included in our non-marketable securities portfolio. All other transfers from Level 3 to Level 2 for the three months ended March 31, 2013, and 2012 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Non-Marketable Securities (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in SPD-SVB, our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. The carrying value of our low income housing tax credit funds (equity method accounting) is a reasonable estimate of fair value.
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
Short-Term Borrowings
Short-term borrowings at both March 31, 2013 and December 31, 2012 included cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. Short term-borrowings at December 31, 2012 also included federal funds purchased. The carrying amounts of our FHLB advances and federal funds purchased are reasonable estimates of fair value because of the relatively short time between the origination of the instrument and its contractual maturity. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at March 31, 2013 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to hedge accounting associated with the note.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at March 31, 2013 or December 31, 2012. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2013 and December 31, 2012:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Financial assets:
Cash and cash equivalents	$1,519,249	$1,519,249	$—	$—
Non-marketable securities (cost and equity method accounting)	389,926	—	—	431,115
Net commercial loans	7,915,726	—	—	8,086,157
Net consumer loans	816,959	—	—	853,520
FHLB and FRB stock	39,806	—	—	39,806
Accrued interest receivable	64,375	—	64,375	—
Financial liabilities:
Other short-term borrowings	7,460	7,460	—	—
Non-maturity deposits (1)	19,137,749	19,137,749	—	—
Time deposits	172,159	—	172,054	—
5.375% Senior Notes	348,048	—	390,831	—
6.05% Subordinated Notes (2)	53,993	—	58,390	—
7.0% Junior Subordinated Debentures	55,153	—	53,608	—
Accrued interest payable	1,967	—	1,967	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	21,109
December 31, 2012:
Financial assets:
Cash and cash equivalents	$1,008,983	$1,008,983	$—	$—
Non-marketable securities (cost and equity method accounting)	391,253	—	—	425,741
Net commercial loans	8,013,563	—	—	8,180,597
Net consumer loans	822,719	—	—	860,772
FHLB and FRB stock	39,806	—	—	39,806
Accrued interest receivable	64,167	—	64,167	—
Financial liabilities:
Federal funds purchased	160,000	160,000	—	—
Other short-term borrowings	6,110	6,110	—	—
Non-maturity deposits (1)	19,021,264	19,021,264	—	—
Time deposits	155,188	—	155,027	—
5.375% Senior Notes	347,995	—	393,701	—
6.05% Subordinated Notes (2)	54,571	—	61,639	—
7.0% Junior Subordinated Debentures	55,196	—	51,959	—
Accrued interest payable	6,494	—	6,494	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	20,562

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At March 31, 2013 and December 31, 2012, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $8.5 million and $9.0 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2013:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$701,076	$701,076	$448,482
Non-marketable securities (equity method accounting):
Other investments (2)	52,180	53,679	17,258
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	160,870	199,504	51,007
Total	$914,126	$954,259	$516,747

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $624 million and $440 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
In December 2012, SVB Financial renewed its commitments under two partially-syndicated revolving line of credit facilities totaling $85 million to Gold Hill Capital 2008 LP, a venture debt fund, and Gold Hill Venture Lending 2008 LP, for which SVB Financial has ownership interests in each of the funds. Of the $85 million, $35 million is syndicated to another lender. SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 08 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The line of credit is secured and bears an interest rate of national Prime plus one percent. The highest outstanding balance under SVB Financial's portion of the facility for the three months ended March 31, 2013 was $31 million. SVB Financial's portion of the outstanding balance was $31 million at both March 31, 2013 and December 31, 2012.
During the three months ended March 31, 2013, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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
For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), as filed with the SEC. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2012 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.
Management’s Overview of First Quarter 2013 Performance
Overall, we had a solid first quarter of 2013, which reflected the strength of our clients and our business. We had net income available to common stockholders of $40.9 million and diluted earnings per common share was $0.90, compared to $0.78 in the first quarter of 2012. In the first quarter of 2013, compared to the first quarter of 2012, we experienced strong growth in net interest income as a result of exceptional loan growth with record high average balances of $8.7 billion. Our total client funds (which consists of on-balance sheet deposits and off-balance sheet client investment funds) increased to an all time high of $42.3 billion as of March 31, 2013, reflecting growth from our existing clients and the addition of new clients. In addition, overall credit quality remained very strong, and we saw growth in fee income. Additionally, our liquidity and capital ratios continued to remain strong.
First quarter 2013 results (compared to the first quarter 2012, where applicable) included:

▪	Continued strong growth in our lending business with record high average loan balances of $8.7 billion, an increase of $1.9 billion, or 27.6 percent.

▪	A provision for loan losses of $5.8 million, primarily attributable to net charge-offs of $4.3 million (or 0.20 percent of average total gross loans-annualized).

▪
Average deposit balances of $18.8 billion, an increase of $1.8 billion, or 10.7 percent. Average total client funds (including both average on-balance sheet deposits and off-balance sheet client investment funds) were $41.3 billion, an increase of $5.4 billion, or 15.1 percent.

▪
Net interest income (fully taxable equivalent basis) of $163.6 million, an increase of $12.2 million, or 8.1 percent, primarily due to an increase in interest income from loans attributable to growth in average balances of $1.9 billion. This increase was partially offset by lower yields earned on our overall loan portfolio. See “Results of Operations–Net Interest Income and Margin” for further details.

▪
Our net interest margin decreased by 5 basis points to 3.25 percent, primarily reflective of a 69 basis point decrease in the overall yield of our loan portfolio. This decrease was largely offset by strong growth in average loan balances, which has resulted in a favorable change in our mix of interest-earning assets.

▪
Core fee income (deposit service charges, letters of credit fees, credit card fees, client investment fees, and foreign exchange fees) of $36.6 million, an increase of $4.2 million, or 13.0 percent. This increase reflects increased client activity and continued growth in our business, primarily from foreign exchange fees, credit card fees and deposit service charges. See “Results of Operations—Noninterest Income” for a description and reconciliation of core fee income.

▪
 Gains on investment securities, net of noncontrolling interests, of $5.1 million, compared to $0.5 million. The gains for both periods were primarily from our non-marketable fund investments. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details and a reconciliation of gains on investment securities, net of noncontrolling interests.

▪
Noninterest expense of $149.0 million, an increase of $17.0 million, or 12.9 percent. The increase was primarily driven by higher compensation expenses as a result of our strong financial performance and an increase in average full-time equivalent employees (“FTEs”), as well as increased premises and equipment and professional services expenses to support continued growth in our business and IT infrastructure initiatives. Average FTEs increased by 6.4 percent to 1,655 FTEs for the three months ended March 31, 2013, compared to 1,556 FTEs for the comparable 2012 period.

▪
Overall, our liquidity remained strong based on the attributes of our period end available-for-sale securities portfolio, which totaled $10.9 billion at March 31, 2013. Our available-for-sale securities portfolio continued to be a good source of liquidity as it was invested in high quality investments and generated steady monthly cash flows. Additionally, our available-for-sale securities portfolio continued to provide us with the ability to secure wholesale borrowings, as needed.

▪
Overall, SVB Financial and the Bank continued to maintain strong capital positions. All of our capital ratios increased from December 31, 2012 driven by strong quarterly earnings, while risk-weighted assets and average assets remained relatively flat. The Bank's Tier 1 leverage ratio increased by 29 basis points to 7.35 percent at March 31 2013, compared to 7.06 percent at December 31, 2012.

A summary of our performance for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data and ratios)	2013	2012	% Change
Income Statement:
Diluted earnings per share	$0.90	$0.78	15.4%
Net income available to common stockholders	40,891	34,790	17.5
Net interest income	163,169	150,937	8.1
Net interest margin	3.25%	3.30%	(5)	bps
Provision for loan losses	$5,813	$14,529	(60.0)%
Noninterest income	78,604	59,293	32.6
Noninterest expense	149,014	132,012	12.9
Non-GAAP noninterest income, net of noncontrolling interest (1)	56,114	51,375	9.2
Non-GAAP noninterest expense, net of noncontrolling interest (2)	146,154	129,194	13.1
Balance Sheet:
Average loans, net of unearned income	$8,680,917	$6,804,348	27.6%
Average noninterest-bearing demand deposits	13,386,501	12,025,997	11.3
Average interest-bearing deposits	5,399,012	4,939,766	9.3
Average total deposits	18,785,513	16,965,763	10.7
Earnings Ratios:
Return on average assets (annualized) (3)	0.74%	0.69%	7.2%
Return on average SVBFG stockholders’ equity (annualized) (4)	8.89	8.61	3.3
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.26%	1.41%	(15)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.18	1.16	2
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.26	0.41	(15)
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.20	0.21	(1)
Capital Ratios:
Total risk-based capital ratio	14.59%	14.30%	29	bps
Tier 1 risk-based capital ratio	13.30	12.91	39
Tier 1 leverage ratio	8.39	8.04	35
Tangible common equity to tangible assets (5)	8.26	7.87	39
Tangible common equity to risk-weighted assets (5)	13.94	13.54	40
Bank total risk-based capital ratio	13.01	12.59	42
Bank tier 1 risk-based capital ratio	11.70	11.16	54
Bank tier 1 leverage ratio	7.35	6.94	41
Bank tangible common equity to tangible assets (5)	7.62	7.16	46
Bank tangible common equity to risk-weighted assets (5)	12.45	11.94	51
Other Ratios:
Operating efficiency ratio (6)	61.52%	62.65%	(1.8)%
Non-GAAP operating efficiency ratio (2)	66.53%	63.72%	4.4
Book value per common share (7)	$41.85	$37.19	12.5
Other Statistics:
Average full-time equivalent employees	1,655	1,556	6.4%
Period-end full-time equivalent employees	1,663	1,554	7.0

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.

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
There have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2012 Form 10-K.
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

	2013 Compared to 2012
	Three months ended March 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(314)	$(5)	$(319)
Available-for-sale securities (taxable)	1,606	(3,229)	(1,623)
Available-for-sale securities (non-taxable)	(134)	(21)	(155)
Loans, net of unearned income	26,984	(12,701)	14,283
Increase (decrease) in interest income, net	28,142	(15,956)	12,186
Interest expense:
NOW deposits	26	12	38
Money market deposits	396	169	565
Money market deposits in foreign offices	(9)	—	(9)
Time deposits	21	(27)	(6)
Sweep deposits in foreign offices	(18)	—	(18)
Total increase in deposits expense	416	154	570
Short-term borrowings	18	(1)	17
5.375% Senior Notes	—	6	6
Junior Subordinated Debentures	(4)	5	1
5.70% Senior Notes	(503)	—	(503)
6.05% Subordinated Notes	(2)	(12)	(14)
Other long-term debt	(69)	—	(69)
Total decrease in borrowings expense	(560)	(2)	(562)
(Decrease) increase in interest expense, net	(144)	152	8
Increase (decrease) in net interest income	$28,286	$(16,108)	$12,178
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended March 31, 2013 and 2012
Net interest income increased by $12.2 million to $163.6 million for the three months ended March 31, 2013, compared to $151.4 million for the comparable 2012 period. Overall, we saw an increase in our net interest income primarily due to strong growth in average loan balances, partially offset by lower yields earned on our loans and available-for-sale securities.
The main factors affecting interest income and interest expense for the three months ended March 31, 2013, compared to the comparable 2012 period are discussed below:

•	Interest income for the three months ended March 31, 2013 increased by $12.2 million primarily due to:

◦
A $14.3 million increase in interest income on loans to $123.7 million for the three months ended March 31, 2013, compared to $109.5 million for the comparable 2012 period. This increase was reflective of an increase in average loan balances of $1.9 billion, partially offset by a decrease of 69 basis points in the overall yield on our loan portfolio. The decrease in yields was reflective of a continued change in the mix of our loans that are indexed to the national Prime rate instead of the SVB Prime rate. Additionally, loan yields were impacted by our success in growing our later stage client portfolio, which typically is benchmarked to three-month LIBOR and bears lower credit risk and therefore lower relative yield.

◦
A $1.8 million decrease in interest income on available-for-sale securities to $47.0 million for the three months ended March 31, 2013, compared to $48.8 million for the comparable 2012 period. The decrease was reflective of a decrease of 12 basis points in overall yields, partially offset by an increase related to higher average balances of $390 million. The decrease of 12 basis points in overall yields was comprised of a 19 basis points decrease in coupon yields, partially offset by a 7 basis points increase from lower premium amortization expense. The decrease in coupon yields was driven by paydowns of higher-yielding securities being reinvested in lower-yielding securities in the low interest rate environment. Premium amortization expense decreased by $1.5 million to $8.3 million for the three months ended March 31, 2013. As of March 31, 2013, the remaining unamortized premium balance on our available-for-sale securities portfolio was $106 million.

•	Interest expense for the three months ended March 31, 2013 remained flat at $7.8 million. The items impacting interest expense were as follows:

◦	An increase in interest expense from interest-bearing deposits of $0.6 million, mainly attributable to an increase of $459 million in average interest-bearing deposits.

◦	A decrease in interest expense of $0.6 million related to our long-term debt, mainly attributable to a decrease of $0.5 million related to our 5.70% Senior Notes, which matured on June 1, 2012.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 5 basis points to 3.25 percent for the three months ended March 31, 2013, compared to 3.30 percent for the comparable 2012 period. The decrease in our net interest margin was primarily driven by lower overall yields on our loans and available-for-sale securities (as discussed above), largely offset by a favorable change in the mix of our interest-earnings assets. Our loan portfolio (higher-yielding assets) comprised 42.6 percent of our average interest-earning assets during the three months ended March 31, 2013, compared to 36.8 percent for the comparable 2012 period. Our interest-earning cash and cash equivalents (lower-yielding assets) comprised 4.0 percent of our average interest-earning assets during the three months ended March 31, 2013, compared to 6.3 percent for the comparable 2012 period.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2013 and 2012:
Average Balances, Rates and Yields for the Three months ended March 31, 2013 and 2012

	Three months ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$822,418	$719	0.35%	$1,171,410	$1,038	0.36%
Available-for-sale securities: (2)
Taxable	10,803,735	45,752	1.72	10,405,476	47,375	1.83
Non-taxable (3)	83,811	1,229	5.95	92,236	1,384	6.03
Total loans, net of unearned income (4) (5)	8,680,917	123,744	5.78	6,804,348	109,461	6.47
Total interest-earning assets	20,390,881	171,444	3.41	18,473,470	159,258	3.47
Cash and due from banks	279,179			318,574
Allowance for loan losses	(115,486)			(93,840)
Other assets (6)	1,759,985			1,534,339
Total assets	$22,314,559			$20,232,543
Funding sources:
Interest-bearing liabilities:
NOW deposits	$135,436	$117	0.35%	$104,498	$79	0.30%
Money market deposits	3,043,021	1,495	0.20	2,470,781	930	0.15
Money market deposits in foreign offices	115,659	28	0.10	152,582	37	0.10
Time deposits	172,401	173	0.41	152,621	179	0.47
Sweep deposits in foreign offices	1,932,495	238	0.05	2,059,284	256	0.05
Total interest-bearing deposits	5,399,012	2,051	0.15	4,939,766	1,481	0.12
Short-term borrowings	74,939	28	0.15	27,415	11	0.16
5.375% Senior Notes	348,013	4,821	5.62	347,810	4,815	5.57
Junior Subordinated Debentures	55,181	832	6.11	55,357	831	6.04
5.70% Senior Notes	—	—	—	143,485	503	1.41
6.05% Subordinated Notes	54,282	113	0.84	55,252	127	0.92
Other long-term debt	—	—	—	1,440	69	19.27
Total interest-bearing liabilities	5,931,427	7,845	0.54	5,570,525	7,837	0.57
Portion of noninterest-bearing funding sources	14,459,454			12,902,945
Total funding sources	20,390,881	7,845	0.16	18,473,470	7,837	0.17
Noninterest-bearing funding sources:
Demand deposits	13,386,501			12,025,997
Other liabilities	359,913			326,679
SVBFG stockholders’ equity	1,866,310			1,624,256
Noncontrolling interests	770,408			685,086
Portion used to fund interest-earning assets	(14,459,454)			(12,902,945)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$22,314,559			$20,232,543
Net interest income and margin		$163,599	3.25%		$151,421	3.30%
Total deposits	$18,785,513			$16,965,763
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(430)			(484)
Net interest income, as reported		$163,169			$150,937

(1)
Includes average interest-earning deposits in other financial institutions of $176 million and $332 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, balances also include $375 million and $594 million, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $16.8 million and $17.1 million for the three months ended March 31, 2013 and 2012, respectively.

(6)
Average investment securities of $1.4 billion and $1.2 billion for the three months ended March 31, 2013 and 2012, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Allowance for loan losses, beginning balance	$110,651	$89,947
Provision for loan losses	5,813	14,529
Gross loan charge-offs	(5,626)	(6,990)
Loan recoveries	1,367	3,436
Allowance for loan losses, ending balance	$112,205	$100,922
Provision for loan losses as a percentage of total gross loans (annualized)	0.26%	0.81%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.26	0.41
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.20	0.21
Allowance for loan losses as a percentage of period-end total gross loans	1.26	1.41
Period-end total gross loans	$8,922,829	$7,180,779
Average total gross loans	8,755,699	6,861,122
We had a provision for loan losses of $5.8 million for the three months ended March 31, 2013, compared to a provision of $14.5 million for the comparable 2012 period. The provision of $5.8 million for the three months ended March 31, 2013 was primarily attributable to net charge-offs of $4.3 million, as well as a nominal increase in the reserve percentage for our performing loans. The provision of $14.5 million for the three months ended March 31, 2012 included $9.8 million for one nonperforming loan and $3.6 million related to net charge-offs. Gross loan charge-offs of $5.6 million for the three months ended March 31, 2013 were primarily from our life science and hardware client portfolios.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income
A summary of noninterest income for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Core fee income:
Foreign exchange fees	$13,448	$12,103	11.1%
Deposit service charges	8,793	8,096	8.6
Credit card fees	7,448	5,668	31.4
Letters of credit and standby letters of credit income	3,435	3,636	(5.5)
Client investment fees	3,475	2,897	20.0
Total core fee income (1)	36,599	32,400	13.0
Gains on investment securities, net	27,438	7,839	NM
Gains on derivative instruments, net	11,040	5,976	84.7
Other	3,527	13,078	(73.0)
Total noninterest income	$78,604	$59,293	32.6

 NM—Not meaningful

(1)	The following table provides a reconciliation GAAP noninterest income to non-GAAP core fee income:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
GAAP noninterest income (as reported)	$78,604	$59,293	32.6%
Less: gains on investment securities, net	27,438	7,839	NM
Less: gains on derivative instruments, net	11,040	5,976	84.7
Less: other noninterest income	3,527	13,078	(73.0)
Non-GAAP core fee income	$36,599	$32,400	13.0

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
The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended March 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2013	2012	% Change
GAAP noninterest income (as reported)	$78,604	$59,293	32.6%
Less: income attributable to noncontrolling interests, including carried interest	22,490	7,918	184.0
Non-GAAP noninterest income, net of noncontrolling interests	$56,114	$51,375	9.2

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
For the three months ended March 31, 2013, we had net gains on investment securities of $27.4 million, compared to net gains of $7.8 million for the comparable 2012 period. Gains on investment securities, net of noncontrolling interests, were $5.1 million for the three months ended March 31, 2013, compared to $0.5 million for the comparable 2012 period. The gains, net of noncontrolling interests, of $5.1 million for the three months ended March 31, 2013 were primarily driven by the following:

•	Gains of $2.4 million from our managed funds, primarily related to unrealized valuation increases and carried interest from three of our funds of funds.

•	Gains of $1.8 million from our investments in debt funds, driven by valuation increases from the investments within the funds.
The following tables provide a summary of non-GAAP net gains on investment securities, net of noncontrolling interests, for the three months ended March 31, 2013 and 2012:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended March 31, 2013
Total gains (losses) on investment securities, net	$22,802	$1,856	$1,753	$(45)	$1,072	$27,438
Less: income (losses) attributable to noncontrolling interests, including carried interest	20,802	1,496	(2)	—	—	22,296
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$2,000	$360	$1,755	$(45)	$1,072	$5,142
Three months ended March 31, 2012
Total gains (losses) on investment securities, net	$12,305	$(4,682)	$881	$(874)	$209	$7,839
Less: income (losses) attributable to noncontrolling interests, including carried interest	11,282	(3,959)	15	—	—	7,338
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$1,023	$(723)	$866	$(874)	$209	$501
Foreign Exchange Fees
Foreign exchange fees were $13.4 million for the three months ended March 31, 2013, compared to $12.1 million for the comparable 2012 period. The increase was primarily due to a 7.8 percent increase in the number of trades, as well as an increase in commissioned notional volumes.

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Equity warrant assets (1)
Gains on exercises, net	$814	$2,941	(72.3)%
Cancellations and expirations	(104)	(569)	(81.7)
Changes in fair value	2,795	4,563	(38.7)
Net gains on equity warrant assets	3,505	6,935	(49.5)
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (2)	797	1,065	(25.2)
Gains (losses) on internal foreign exchange forward contracts, net (3)	6,200	(2,051)	NM
Total gains (losses) on foreign exchange forward contracts, net	6,997	(986)	NM
Change in fair value of interest rate swaps	60	389	(84.6)
Net gains (losses) on other derivatives (4)	478	(362)	NM
Gains on derivative instruments, net	$11,040	$5,976	84.7

 NM—Not meaningful

(1)	At March 31, 2013, we held warrants in 1,282 companies, compared to 1,192 companies at March 31, 2012.

(2)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.

(3)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans.

(4)	Primarily represents the change in fair value of loan conversion options held by SVB Financial. As of March 31, 2013, the loan conversion options related to five clients.
Net gains on derivative instruments were $11.0 million for the three months ended March 31, 2013, compared to net gains of $6.0 million for the comparable 2012 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains of $6.2 million on foreign exchange forward contracts hedging certain of our foreign currency denominated loans for the three months ended March 31, 2013, compared to net losses of $2.1 million for the comparable 2012 period. The net gains of $6.2 million for the three months ended March 31, 2013 were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling. These gains were largely offset by net losses of $7.1 million from the revaluation of foreign currency denominated instruments that are included in the line item "Other" within noninterest income as noted below.

•
Net gains on equity warrant assets of $3.5 million for the three months ended March 31, 2013, compared to net gains of $6.9 million for the comparable 2012 period. The decrease was primarily reflective of higher levels of IPO and M&A activity in the first quarter of 2012.

Credit Card Fees
Credit card fees were $7.4 million for the three months ended March 31, 2013, compared to $5.7 million for the comparable 2012 period. The increase was primarily due to an increase in client volumes and the addition of new credit card clients.
Client Investment Fees
Client investment fees were $3.5 million for the three months ended March 31, 2013, compared to $2.9 million for the comparable 2012 period. The increase was primarily due to an increase in average client investment funds due to our clients’ increased utilization of our off-balance sheet sweep money market funds. The increase in average balances was partially offset by historically low yields on certain products, reflective of the current low interest rate environment. The following table summarizes average client investment funds for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in millions)	2013	2012	% Change
Client directed investment assets (1)	$6,898	$7,556	(8.7)%
Client investment assets under management	11,309	9,986	13.2
Sweep money market funds	4,283	1,341	NM
Total average client investment funds (2)	$22,490	$18,883	19.1

 NM—Not meaningful

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at March 31, 2013 and December 31, 2012:

(Dollars in millions)	March 31, 2013	December 31, 2012	% Change
Client directed investment assets	6,943	7,604	(8.7)%
Client investment assets under management	11,571	10,824	6.9
Sweep money market funds	4,467	4,085	9.4
Total period-end client investment funds	22,981	22,513	2.1
Other Noninterest Income
A summary of other noninterest income for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Unused commitment fees	$3,476	$3,055	13.8%
Fund management fees	2,769	2,828	(2.1)
Service-based fee income (1)	1,804	2,374	(24.0)
(Losses) gains on revaluation of foreign currency instruments (2)	(7,064)	1,885	NM
Currency revaluation (losses) gains (3)	(55)	615	(108.9)
Other	2,597	2,321	11.9
Total other noninterest income	$3,527	$13,078	(73.0)

NM—Not meaningful

(1)	Includes income from SVB Analytics.

(2)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(3)
Includes the revaluation of foreign currency denominated assets of certain fund investments. Included in these amounts are gains of $0.2 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

Other noninterest income was $3.5 million for the three months ended March 31, 2013, compared to $13.1 million for the comparable 2012 period. The decrease of $9.6 million was primarily due to the following:

•
Net losses on the revaluation of foreign currency instruments of $7.1 million for the three months ended March 31, 2013, compared to net gains of $1.9 million for the comparable 2012 period. The net losses of $7.1 million were largely offset by net gains of $6.2 million on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income on the line item "gains on derivative instruments" as noted above.

•
Currency revaluation losses of $0.1 million for the three months ended March 31, 2013, compared to net gains $0.6 million for the comparable 2012 period. The net gains of $0.6 million for the three months ended March 31, 2012 were primarily due to the weakening of the U.S. Dollar against the Indian Rupee.

•	A decrease of $0.6 million in service-based fee income, primarily due to the sale of certain assets related to our equity management services business in the second quarter of 2012.
Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Compensation and benefits	$88,704	$83,737	5.9%
Professional services	17,160	14,607	17.5
Premises and equipment	10,725	7,564	41.8
Business development and travel	8,272	7,746	6.8
Net occupancy	5,767	5,623	2.6
FDIC assessments	3,382	2,498	35.4
Correspondent bank fees	3,055	2,688	13.7
Provision for (reduction of) unfunded credit commitments	2,014	(258)	NM
Other	9,935	7,807	27.3
Total noninterest expense	$149,014	$132,012	12.9
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

	Three months ended March 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2013	2012	% Change
GAAP noninterest expense	$149,014	$132,012	12.9%
Less: amounts attributable to noncontrolling interests	2,860	2,818	1.5
Non-GAAP noninterest expense, net of noncontrolling interests	$146,154	$129,194	13.1
GAAP taxable equivalent net interest income	$163,599	$151,421	8.0
Less: income attributable to noncontrolling interests	24	43	(44.2)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	163,575	151,378	8.1
Non-GAAP noninterest income, net of noncontrolling interests	56,114	51,375	9.2
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$219,689	$202,753	8.4
Non-GAAP operating efficiency ratio (1)	66.53%	63.72%	4.4

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Compensation and benefits
Salaries and wages	$39,323	$38,120	3.2%
Incentive compensation & ESOP	22,193	21,147	4.9
Other employee benefits (1)	27,188	24,470	11.1
Total compensation and benefits	$88,704	$83,737	5.9
Period-end full-time equivalent employees	1,663	1,554	7.0
Average full-time equivalent employees	1,655	1,556	6.4

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee related expenses.

Compensation and benefits expense was $88.7 million for the three months ended March 31, 2013, compared to $83.7 million for the comparable 2012 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $2.7 million in other employee benefits, primarily due to an increase in the number of average FTEs, as well as an increase in group health and life insurance expense. Average FTEs increased by 99 to 1,655 FTEs for the three months ended March 31, 2013, compared to 1,556 FTEs for the comparable 2012 period. The increase in headcount was primarily to support our product development, operational and sales and advisory teams, as well as to support our commercial banking operations and initiatives.

•	An increase of $2.2 million in total salaries and wages, incentive compensation and ESOP expenses, primarily due to an increase in the number of average FTEs.
Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $27.9 million for the three months ended March 31, 2013, compared to $27.8 million for the comparable 2012 period. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $17.2 million for the three months ended March 31, 2013, compared to $14.6 million for the comparable 2012 period. The increase was primarily due to increased consulting fees related to our ongoing business and IT infrastructure initiatives.
Premises and Equipment
Premises and equipment expense was $10.7 million for the three months ended March 31, 2013, compared to $7.6 million for the comparable 2012 period. The increase was primarily due to increased spending to enhance and maintain our IT infrastructure.
Business Development and Travel
Business development and travel expense was $8.3 million for the three months ended March 31, 2013, compared to $7.7 million for the comparable 2012 period. The increase was primarily reflective of our increased focus on global initiatives and increased business development activity.
Provision for (Reduction of) Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $2.0 million for the three months ended March 31, 2013, compared to a reduction of provision of $0.3 million for the comparable 2012 period. The provision of $2.0 million for the three months ended March 31, 2013 was primarily due to an increase in unfunded credit commitment balances of $560 million from December 31, 2012 to March 31, 2013.

Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Telephone	$1,557	$1,784	(12.7)%
Client services	1,935	1,253	54.4
Data processing services	1,912	1,405	36.1
Tax credit fund amortization	1,317	1,058	24.5
Postage and supplies	538	625	(13.9)
Dues and publications	458	474	(3.4)
Other	2,218	1,208	83.6
Total other noninterest expense	$9,935	$7,807	27.3

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2013 and 2012, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Net interest income (1)	$(24)	$(43)	(44.2)%
Noninterest income (1)	(23,288)	(6,632)	NM
Noninterest expense (1)	2,860	2,818	1.5
Carried interest (2)	798	(1,286)	(162.1)
Net income attributable to noncontrolling interests	$(19,654)	$(5,143)	NM

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.
Income Taxes
Our effective income tax expense rate was 39.2 percent for the three months ended March 31, 2013, compared to 40.6 percent for the comparable 2012 period. The decrease in the tax rate was primarily attributable to lower state taxes and higher credits from low income housing investments.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three months ended March 31, 2013 and 2012:
Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Net interest income	$148,936	$143,264	4.0%
Provision for loan losses	(6,207)	(13,236)	(53.1)
Noninterest income	46,541	39,928	16.6
Noninterest expense	(105,578)	(96,443)	9.5
Income before income tax expense	$83,692	$73,513	13.8
Total average loans, net of unearned income	$7,868,587	$6,031,356	30.5
Total average assets	20,463,477	18,556,741	10.3
Total average deposits	18,302,877	16,702,114	9.6

NM—Not meaningful
Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net interest income from our Global Commercial Bank (“GCB”) increased by $5.7 million for the three months ended March 31, 2013, primarily due to a $14.2 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $3.7 million increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by an $11.9 million decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $6.2 million for the three months ended March 31, 2013, compared to a provision of $13.2 million for the comparable 2012 period. The provision of $6.2 million for the three months ended March 31, 2013 was primarily attributable to net charge-offs. The provision of $13.2 million for the three months ended March 31, 2012 was primarily driven by $9.8 million for one nonperforming loan.
Noninterest income increased by $6.6 million for the three months ended March 31, 2013, primarily due to an increase in gains from debt fund investments, credit card fees and foreign exchange fees. The increase in gains from debt fund investments was driven by valuation increases from the investments within the funds. The increase in credit card fees was primarily due to an increase in client volumes and the addition of new credit card clients. The increase in foreign exchange fees was primarily due to improved business conditions for our clients, which has resulted in a 7.8 percent increase in the number of trades, as well as an increase in commissioned notional volumes.
Noninterest expense increased by $9.1 million for the three months ended March 31, 2013, primarily due to an increase in salaries and wages, premises and equipment, and professional services expense. The increase in salaries and wages expense was primarily due to an increase in the average number of FTEs at GCB, which increased by 101 to 1,319 FTEs for the three months ended March 31, 2013, compared to 1,218 FTEs for the comparable 2012 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment expense was primarily due to increased spending to enhance and maintain our IT infrastructure. The increase in professional services expense was primarily due to increased consulting fees related to our ongoing business and IT infrastructure initiatives

SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Net interest income	$6,104	$4,965	22.9%
Reduction of (provision for) loan losses	394	(1,293)	(130.5)
Noninterest income	234	157	49.0
Noninterest expense	(3,461)	(3,126)	10.7
Income before income tax expense	$3,271	$703	NM
Total average loans, net of unearned income	$844,807	$737,968	14.5
Total average assets	853,932	741,962	15.1
Total average deposits	470,673	240,500	95.7
Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net interest income from SVB Private Bank increased by $1.1 million for the three months ended March 31, 2013, primarily due to an increase in the FTP earned for deposits due to deposit growth and an increase in loan interest income from an increase in average loan balances. These increases were partially offset by a decrease in the overall yield on our loan portfolio, reflective of the current low interest rate environment.
SVB Private Bank had a reduction of provision for loan losses of $0.4 million for the three months ended March 31, 2013, compared to a provision of $1.3 million for the comparable 2012 period. The reduction of provision for the three months ended March 31, 2013 was primarily due to net loan recoveries.
Noninterest expense increased by $0.3 million for the three months ended March 31, 2013, primarily due to an increase in premises and equipment and compensation expenses to support the growth of SVB Private Bank.
SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2013	2012	% Change
Net interest income	$1	$7	(85.7)%
Noninterest income	5,441	3,587	51.7
Noninterest expense	(2,386)	(2,536)	(5.9)
Income before income tax expense	$3,056	$1,058	188.8
Total average assets	$238,743	$260,127	(8.2)

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
Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Noninterest income increased by $1.9 million to $5.4 million for the three months ended March 31, 2013, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $3.0 million for the three months ended March 31, 2013, compared to net gains of $0.6 million for the comparable 2012 period. The net gains on investment securities of $3.0 million for the three months ended March 31, 2013 were primarily driven by unrealized valuation increases and carried interest from three of our managed funds of funds.

•	Fund management fees of $2.8 million for both the three months ended March 31, 2013 and 2012.
Consolidated Financial Condition
Our total assets remained flat at $22.8 billion for both March 31, 2013 and December 31, 2012. Below is a summary of the individual components of total assets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.5 billion at March 31, 2013, an increase of $510 million, or 50.6 percent, compared to $1.0 billion at December 31, 2012. The increase was primarily due to deposit inflows towards the end of the period.
As of March 31, 2013 and December 31, 2012, $634 million and $72 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $213 million and $283 million, respectively.
Investment Securities
Investment securities totaled $12.1 billion at March 31, 2013, a decrease of $403 million, or 3.2 percent, compared to $12.5 billion at December 31, 2012. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business. The decrease of $403 million included a decrease of $435 million in available-for-sale securities, partially offset by an increase of $32 million in non-marketable securities. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $10.9 billion at March 31, 2013, a decrease of $435 million, or 3.8 percent, compared to $11.3 billion at December 31, 2012. The decrease was primarily due to paydowns, scheduled maturities and called maturities of $654 million, partially offset by purchases of new investments of $220 million. The paydowns of securities of $654 million were comprised of $486 million in fixed-rate securities and $167 million in variable-rate securities. The purchases of new investments of $220 million were primarily comprised of fixed-rate agency-issued mortgage securities.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At March 31, 2013 our estimated portfolio duration was 2.4 years, compared to 2.2 years at December 31, 2012.
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
Non-marketable securities were $1.2 billion at March 31, 2013, an increase of $32 million, or 2.7 percent, compared to $1.2 billion at December 31, 2012. The increase was primarily attributable to additional capital calls for fund investments. The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$701,076	$77,282	$665,921	$75,893
Other venture capital investments (2)	124,786	8,647	127,091	8,962
Non-marketable securities (equity method accounting):
Other investments	140,607	140,607	139,330	139,330
Low income housing tax credit funds	69,263	69,263	70,318	70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	160,870	160,870	161,884	161,884
Other investments	19,186	19,186	19,721	19,721
Total non-marketable securities	$1,215,788	$475,855	$1,184,265	$476,108

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$32,142	$4,037	$32,850	$4,126
SVB Strategic Investors Fund II, LP	92,834	7,957	91,294	7,825
SVB Strategic Investors Fund III, LP	212,392	12,469	209,696	12,311
SVB Strategic Investors Fund IV, LP	189,369	9,468	169,931	8,497
Strategic Investors Fund V Funds	51,985	149	40,622	112
SVB Capital Preferred Return Fund, LP	54,919	12,953	53,643	12,652
SVB Capital—NT Growth Partners, LP	59,835	23,729	60,120	23,842
SVB Capital Partners II, LP	1,138	58	1,303	66
Other private equity fund	6,462	6,462	6,462	6,462
Total venture capital and private equity fund investments	$701,076	$77,282	$665,921	$75,893

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$39,971	$4,275	$43,493	$4,652
SVB Capital Partners II, LP	80,966	4,112	79,761	4,051
SVB Capital Shanghai Yangpu Venture Capital Fund	3,849	260	3,837	259
Total other venture capital investments	$124,786	$8,647	$127,091	$8,962
Loans
Loans, net of unearned income were $8.8 billion at March 31, 2013, a decrease of $102 million, or 1.1 percent, compared to $8.9 billion at December 31, 2012. Unearned income was $78 million at March 31, 2013, compared to $77 million at December 31, 2012. Total gross loans were $8.9 billion at March 31, 2013, a decrease of $101 million, or 1.1 percent, compared to $9.0 billion at December 31, 2012. The decrease came primarily from our venture capital/private equity portfolio due to paydowns of capital call lines of credit, partially offset by increases from our hardware and software portfolios. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$3,490,963	39.1%	$3,293,899	36.5%
Hardware	1,233,181	13.8	1,129,484	12.5
Venture capital/private equity	1,335,561	15.0	1,749,903	19.4
Life science	1,028,275	11.5	1,076,792	11.9
Premium wine	140,439	1.6	144,937	1.6
Other	345,630	3.9	318,588	3.5
Total commercial loans	7,574,049	84.9	7,713,603	85.5
Real estate secured loans:
Premium wine	465,947	5.2	414,347	4.6
Consumer loans	724,849	8.1	685,493	7.6
Total real estate secured loans	1,190,796	13.3	1,099,840	12.2
Construction loans	58,726	0.7	65,726	0.7
Consumer loans	99,258	1.1	145,079	1.6
Total gross loans	$8,922,829	100.0%	$9,024,248	100.0%
Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of March 31, 2013:

	March 31, 2013
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$1,059,799	$482,095	$732,226	$833,598	$383,245	$3,490,963
Hardware	300,201	265,556	121,781	254,908	290,735	1,233,181
Venture capital/private equity	264,054	160,364	326,635	192,140	392,368	1,335,561
Life science	281,225	211,830	193,323	190,696	151,201	1,028,275
Premium wine (1)	64,483	36,033	17,256	7,125	15,542	140,439
Other	117,462	56,990	51,166	85,012	35,000	345,630
Commercial loans	2,087,224	1,212,868	1,442,387	1,563,479	1,268,091	7,574,049
Real estate secured loans:
Premium wine (1)	118,420	124,062	114,620	62,167	46,678	465,947
Consumer loans (2)	603,509	77,823	43,517	—	—	724,849
Real estate secured loans	721,929	201,885	158,137	62,167	46,678	1,190,796
Construction loans	17,828	40,898	—	—	—	58,726
Consumer loans (2)	33,757	22,631	870	—	42,000	99,258
Total gross loans	$2,860,738	$1,478,282	$1,601,394	$1,625,646	$1,356,769	$8,922,829

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.
At March 31, 2013, gross loans (individually or in the aggregate) totaling $3.0 billion, or 33.4 percent percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 99 clients, and of these loans, none were on nonaccrual status as of March 31, 2013.

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
At December 31, 2012, gross loans (individually or in the aggregate) totaling $3.1 billion, or 34.8 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 102 clients, and of these loans, none were on nonaccrual status as of December 31, 2012.
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 9.5 percent of total gross loans at March 31, 2013, compared to 8.8 percent at December 31, 2012. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At March 31, 2013, our lending to venture capital/private equity firms represented 15.0 percent of total gross loans, compared to 19.4 percent of total gross loans at December 31, 2012. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At March 31, 2013, sponsor-led buyout loans represented 13.0 percent of total gross loans, compared to 11.8 percent of total gross loans at December 31, 2012. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk.
At March 31, 2013, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.5 percent and 4.7 percent, respectively, of total gross loans, compared to 7.0 percent and 4.8 percent, respectively at December 31, 2012. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Approximately 42.5 percent of our outstanding total gross loan balances as of March 31, 2013 were to borrowers based in California compared to 38.5 percent as of December 31, 2012. Other than California, there are no states with balances greater than 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2012 Form 10-K.
Credit Quality Indicators
As of March 31, 2013, our criticized and impaired loans represented 6.4 percent of our total gross loans. This compares to 6.6 percent at December 31, 2012. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up 9.5 percent of our loan portfolio. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	March 31, 2013	December 31, 2012
Gross nonperforming, past due, and restructured loans:
Loans past due 90 days or more still accruing interest	$36	$19
Impaired loans	44,346	38,279
Performing TDRs	1,522	734
Nonperforming loans as a percentage of total gross loans	0.50%	0.42%
Nonperforming assets as a percentage of total assets	0.19	0.17%
Allowance for loan losses	$112,205	$110,651
As a percentage of total gross loans	1.26%	1.23%
As a percentage of total gross nonperforming loans	253.02	289.06
Allowance for loan losses for impaired loans	$7,728	$6,261
As a percentage of total gross loans	0.09%	0.07%
As a percentage of total gross nonperforming loans	17.43	16.36
Allowance for loan losses for total gross performing loans	$104,477	$104,390
As a percentage of total gross loans	1.17%	1.16%
As a percentage of total gross performing loans	1.18	1.16
Total gross loans	$8,922,829	$9,024,248
Total gross performing loans	8,878,483	8,985,969
Reserve for unfunded credit commitments (1)	24,300	22,299
As a percentage of total unfunded credit commitments	0.26%	0.26%
Total unfunded credit commitments (2)	$9,170,337	$8,610,791

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans increased to 1.26 percent at March 31, 2013, compared to 1.23 percent at December 31, 2012. The increase is primarily reflective of a nominal increase in the reserve percentage for our performing loans, which increased to 1.18 percent at March 31, 2013, compared to 1.16 percent at December 31, 2012.

Our nonperforming loans were $44.3 million at March 31, 2013, compared to $38.3 million at December 31, 2012. The increase of $6.0 million was primarily driven by two new nonperforming loans (software and hardware) that had a combined impaired balance of $5.7 million at March 31, 2013. The allowance for loan losses related to impaired loans was $7.7 million at March 31, 2013 compared to $6.3 million at December 31, 2012.
Average impaired loans for the three months ended March 31, 2013 and 2012 were $41.4 million and $37.8 million, respectively. If the impaired loans had not been impaired, $1.0 million and $0.6 million in interest income would have been recorded for the three months ended March 31, 2013 and 2012, respectively.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012	% Change
Derivative assets, gross (1)	$96,773	$98,266	(1.5)%
Accrued interest receivable	64,375	64,167	0.3
FHLB and FRB stock	39,806	39,806	—
Foreign exchange spot contract assets, gross	84,096	42,653	97.2
Accounts receivable	14,721	15,650	(5.9)
Prepaid FDIC assessments	230	461	(50.1)
Other assets	54,401	65,868	(17.4)
Total accrued interest receivable and other assets	$354,402	$326,871	8.4

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $41 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012	% Change
Assets:
Equity warrant assets	$72,333	$74,272	(2.6)%
Foreign exchange forward and option contracts	13,752	13,541	1.6
Interest rate swaps	8,506	9,005	(5.5)
Loan conversion options	1,529	890	71.8
Client interest rate derivatives	653	558	17.0
Total derivative assets	$96,773	$98,266	(1.5)
Liabilities:
Foreign exchange forward and option contracts	$(11,513)	$(12,847)	(10.4)
Client interest rate derivatives	(691)	(590)	17.1
Total derivative liabilities	$(12,204)	$(13,437)	(9.2)
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At March 31, 2013, we held warrants in 1,282 companies, compared to 1,270 companies at December 31, 2012. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Balance, beginning of period	$74,272	$66,953
New equity warrant assets	2,503	2,608
Non-cash increases in fair value	2,795	4,563
Exercised equity warrant assets	(7,133)	(2,151)
Terminated equity warrant assets	(104)	(569)
Balance, end of period	$72,333	$71,404
Interest Rate Swaps
For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at March 31, 2013 and December 31, 2012 amounted to $2.2 million and $0.7 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Deposits
Deposits were $19.3 billion at March 31, 2013, an increase of $133 million, or 0.7 percent, compared to $19.2 billion at December 31, 2012. At March 31, 2013, 27.3 percent of our total deposits were interest-bearing deposits, compared to 27.6 percent at December 31, 2012.
At March 31, 2013, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $152 million, compared to $133 million at December 31, 2012. At March 31, 2013, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $7.5 million at March 31, 2013, compared to $166 million at December 31, 2012. The decrease was primarily due to overnight borrowings of $160 million at December 31, 2012, which were repaid early in 2013. Overnight borrowings are utilized for daily cash management purposes and are a normal part of our liquidity management practices.
Long-Term Debt
At March 31, 2013, we had long-term debt of $457 million, compared to $458 million at December 31, 2012. At March 31, 2013, long-term debt included our 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Other Liabilities
A summary of other liabilities at March 31, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012	% Change
Foreign exchange spot contract liabilities, gross	$125,846	$57,868	117.5%
Accrued compensation	31,834	94,209	(66.2)
Reserve for unfunded credit commitments	24,300	22,299	9.0
Derivative liabilities, gross (1)	12,204	13,437	(9.2)
Deferred tax liabilities	15,614	25,580	(39.0)
Other	149,582	147,173	1.6
Total other liabilities	$359,380	$360,566	(0.3)

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $68 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $62 million was primarily the result of 2012 incentive compensation payouts during the first quarter of 2013, partially offset by additional accruals for the three months ended March 31, 2013.
Deferred Tax Liabilities
The decrease in deferred tax liabilities of $10 million was primarily due to a decrease in unrealized gains on available-for-sale securities resulting from increases in period-end market interest rates.
Noncontrolling Interests
Noncontrolling interests totaled $780 million and $775 million at March 31, 2013 and December 31, 2012, respectively. The increase of $5.2 million was primarily due to net income attributable to noncontrolling interests of $19.7 million for the three month ended March 31, 2013, partially offset by $14.5 million of contributed capital (net of distributions) from investors in our managed funds.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$11,840,976	$891,908	$12,244,783	$859,141
As a percentage of total assets	51.9%	3.9%	53.8%	3.8%
Liabilities carried at fair value	$12,204	$—	$13,437	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	92.5%	7.5%	93.0%	7.0%
As of March 31, 2013, our available-for-sale securities, consisting primarily of agency-issued mortgage-backed securities and debentures issued by the U.S. government and its agencies, represented, totaled $10.9 billion, or 92.1 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $11.3 billion, or 92.6 percent, as of December 31, 2012. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
Financial assets valued using Level 3 measurements consist of our investments in venture capital and private equity funds and direct equity investments in privately held companies, as well as equity warrant assets in shares of private company capital stock.
During the three months ended March 31, 2013, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $26.2 million (which is inclusive of noncontrolling interest), primarily due to valuation increases in underlying fund investments in our managed funds, as well as gains from liquidity events and distributions. During the three months ended March 31, 2012, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $12.3 million, (which is inclusive of noncontrolling interest).
The valuation of non-marketable securities and equity warrant assets in shares of private company capital stock is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. (see “Risk Factors” set forth in our 2012 Form 10-K).
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $1.9 billion at March 31, 2013, an increase of $52 million, or 2.8 percent, compared to $1.8 billion at December 31, 2012. This increase was primarily the result of net income of $40.9 million for the three months ended March 31, 2012 and an increase in additional-paid-in-capital of $24 million primarily from stock option exercises and ESOP contributions during the three months ended March 31, 2013. These increases were partially offset by a decrease in accumulated other comprehensive income of $13 million primarily due to a decrease in the fair value of our available-for-sale securities portfolio as a result of increases in period-end market interest rates.
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
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2013 and December 31, 2012. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	March 31, 2013	December 31, 2012	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio	14.59%	14.05%	10.0%	8.0%
Tier 1 risk-based capital ratio	13.30	12.79	6.0	4.0
Tier 1 leverage ratio	8.39	8.06	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	8.26	8.04	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	13.94	13.53	N/A	N/A
Bank:
Total risk-based capital ratio	13.01%	12.53%	10.0%	8.0%
Tier 1 risk-based capital ratio	11.70	11.24	6.0	4.0
Tier 1 leverage ratio	7.35	7.06	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.62	7.41	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.45	12.08	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our total and tier 1 risk-based capital ratios for both SVB Financial and the Bank increased compared to December 31, 2012 due to growth in retained earnings and additional-paid-in-capital, while risk-weighted assets remained relatively flat. Our tier 1 leverage ratios for both SVB Financial and the Bank increased compared to December 31, 2012 due to growth in retained earnings and additional-paid-in-capital, while average assets remained relatively flat. All of our capital ratios are above the levels to be considered “well capitalized”.
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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
GAAP SVBFG stockholders’ equity	$1,882,219	$1,830,555	$1,637,365	$1,591,643
Less:
Intangible assets	—	—	—	—
Tangible common equity	$1,882,219	$1,830,555	$1,637,365	$1,591,643
GAAP Total assets	$22,796,000	$22,766,123	$21,487,859	$21,471,111
Less:
Intangible assets	—	—	—	—
Tangible assets	$22,796,000	$22,766,123	$21,487,859	$21,471,111
Risk-weighted assets	$13,501,072	$13,532,984	$13,147,423	$13,177,887
Tangible common equity to tangible assets	8.26%	8.04%	7.62%	7.41%
Tangible common equity to risk-weighted assets	13.94	13.53	12.45	12.08
For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios increased due to growth in retained earnings and additional-paid-in-capital, while risk-weighted assets and tangible assets remained relatively flat.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At March 31, 2013, our period-end total deposit balances increased by $133 million to $19.3 billion, compared to $19.2 billion at December 31, 2012. This growth was reflective of a $163 million increase in noninterest-bearing demand deposits, partially offset by a $30 million decrease in interest-bearing deposits.
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
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2012 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2013 and 2012. For further details, see our "Interim Consolidated Statements of Cash Flows" under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Average cash and cash equivalents	$1,101,597	$1,489,984
Percentage of total average assets	4.9%	7.4%
Net cash used for operating activities	$(1,044)	$(10,872)
Net cash provided by (used for) investing activities	532,326	(1,148,180)
Net cash (used for) provided by financing activities	(21,016)	894,728
Net increase (decrease) in cash and cash equivalents	$510,266	$(264,324)
Average cash and cash equivalents decreased by $388 million to $1.1 billion for the three months ended March 31, 2013, compared to $1.5 billion for the comparable 2012 period. The decrease was primarily due to the funding of loan growth and the investment of cash and cash equivalents into available-for-sale securities.
Net cash used for operating activities was $1.0 million for the three months ended March 31, 2013, reflective of $62 million in net payouts of accrued compensation, partially offset by net income $40.9 million and an increase of $27 million from the net change in our foreign exchange spot contract position.
Net cash provided by investing activities of $532 million for the three months ended March 31, 2013 included $654 million from sales, maturities and paydowns of available-for-sale securities and a $109 million net decrease in loans, partially offset by $220 million for purchases of available-for-sale securities
Net cash used for financing activities was $21 million for the three months ended March 31, 2013, reflective of $160 million in repayment of overnight borrowings and $14 million from capital contributions (net of distributions) from noncontrolling interests, partially offset by an increase in deposits of $133 million and $18 million from the issuance of common stock and ESPP.
Cash and cash equivalents at March 31, 2013 were $1.5 billion, compared to $851 million at March 31, 2012.

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
The following table presents our EVE and NII sensitivity exposure at March 31, 2013 and December 31, 2012, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
March 31, 2013:
+200	$3,487,516	$499,318	16.7	$832,813	$150,933	22.1%
+100	3,154,121	165,923	5.6	749,165	67,285	9.9
—	2,988,198	—	—	681,880	—	—
-100	3,133,881	145,683	4.9	655,603	(26,277)	(3.9)
-200	3,168,485	180,287	6.0	654,695	(27,185)	(4.0)
December 31, 2012:
+200	$3,176,231	$345,925	12.2%	$834,208	$137,021	19.7%
+100	2,862,361	32,055	1.1	757,662	60,475	8.7
—	2,830,306	—	—	697,187	—	—
-100	2,981,216	150,910	5.3	671,976	(25,211)	(3.6)
-200	3,012,121	181,815	6.4	670,445	(26,742)	(3.8)

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
As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value. In addition, we assume different rates of deposit balance decrease for each interest rate scenario based on a long-term historical deposit study of our clients.
Our base case EVE at March 31, 2013 increased from December 31, 2012 by $158 million primarily due to the change in balance sheet mix and steeper market yield curves. The change in balance sheet mix was primarily reflective of an increase of $609 million in interest-earning cash and cash equivalents, partially offset by a decrease of $435 million in available-for-sale securities. EVE sensitivity increased in the simulated upward interest rate movement due to a decrease in fixed rate available-for-sale securities and an increase in non-interest bearing demand deposits. In the simulated downward interest rate movements, EVE sensitivity remained relatively unchanged due to deposit rates being at or near their absolute floors thus muting the negative effects of the downward interest rate shocks.
12-Month Net Interest Income Simulation
Our expected 12-month NII at March 31, 2013 decreased from December 31, 2012 by $15 million primarily due to a decrease of $265 million in fixed rate available-for-sale securities and $102 million in our loan portfolio. NII sensitivity increased in the simulated upward interest rate movements due to changes in the mix of our fixed and variable rate interest-earning assets compared to December 31, 2012. In the simulated downward interest rate movements, the NII sensitivity remained relatively unchanged due to the current low rate environment as certain of our deposit and loan rates are at or near their floors.
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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 14–“Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors set forth in our 2012 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the first quarter of 2013, we discovered that we sold shares of our common stock that were not registered with the SEC to certain participants, through their investment in our unitized common stock fund, under our  SVB Financial Group 401(k) and Employee Stock Ownership Plan (“401(k) Plan”). The common stock fund is comprised primarily of shares of our common stock, and to a lesser extent, cash; and participants may invest 401(k) Plan contributions for an interest in the fund. With respect to the purchases that were not registered, the shares of our common stock held in the common stock fund are purchased by our 401(k) Plan trustee from the open market; hence, these purchases do not represent any additional equity dilution of our outstanding shares. We do not receive any proceeds from these transactions.
Under applicable federal securities laws, certain participants may have a right to rescind, and to require us to repurchase, their purchases of our common stock (through their investment in the common stock fund) for an amount equal to the price paid for the securities, plus interest. Generally, the federal statute of limitations applicable to such rescission rights is one year. Additionally, we may be subject to potential civil and other penalties by regulatory authorities as a result of this registration issue.
Based on our estimates, we do not believe the amount of potential liability associated with the securities subject to rescission rights is material to our financial condition or results of operations. As of March 31, 2013, we estimate that there were less than 40,000 shares of our common stock (over the one-year period preceding such date) that would be subject to rescission rights; substantially none of which, based on our closing stock price of $72.23 as of May 9, 2013 would be economically advantageous for participants to exercise any such rescission rights. These securities continue to be reflected in stockholders' equity in our balance sheet.
We expect to file a new registration statement on Form S-8 during the second quarter of 2013 to register future sales of our common stock through our common stock fund under the 401(k) Plan.
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

SVB Financial Group

Date: May 10, 2013	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 10, 2013	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated October 30, 2003, between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004
4.10	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004
4.11	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008
4.12	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.13	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010
4.14	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.15	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Furnished herewith