Form 10-Q
period 2013-06-30
SVB FINANCIAL GROUP
filed 2013-08-08
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2013, 45,551,222 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$873,251	$1,008,983
Available-for-sale securities	10,043,341	11,343,177
Non-marketable securities	1,255,425	1,184,265
Investment securities	11,298,766	12,527,442
Loans, net of unearned income	9,622,172	8,946,933
Allowance for loan losses	(119,571)	(110,651)
Net loans	9,502,601	8,836,282
Premises and equipment, net of accumulated depreciation and amortization	65,644	66,545
Accrued interest receivable and other assets	413,639	326,871
Total assets	$22,153,901	$22,766,123
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$13,213,558	$13,875,275
Interest-bearing deposits	5,476,516	5,301,177
Total deposits	18,690,074	19,176,452
Short-term borrowings	5,400	166,110
Other liabilities	330,394	360,566
Long-term debt	455,938	457,762
Total liabilities	19,481,806	20,160,890
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,460,543 shares and 44,627,182 shares outstanding, respectively	45	45
Additional paid-in capital	593,328	547,079
Retained earnings	1,264,354	1,174,878
Accumulated other comprehensive (loss) income	(9,771)	108,553
Total SVBFG stockholders’ equity	1,847,956	1,830,555
Noncontrolling interests	824,139	774,678
Total equity	2,672,095	2,605,233
Total liabilities and total equity	$22,153,901	$22,766,123

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Interest income:
Loans	$131,785	$113,935	$255,529	$223,396
Available-for-sale securities:
Taxable	44,657	44,072	90,409	91,447
Non-taxable	807	899	1,606	1,799
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	734	912	1,453	1,950
Total interest income	177,983	159,818	348,997	318,592
Interest expense:
Deposits	2,085	1,614	4,136	3,095
Borrowings	5,817	6,270	11,611	12,626
Total interest expense	7,902	7,884	15,747	15,721
Net interest income	170,081	151,934	333,250	302,871
Provision for loan losses	18,572	7,999	24,385	22,528
Net interest income after provision for loan losses	151,509	143,935	308,865	280,343
Noninterest income:
Gains on investment securities, net	40,561	25,809	67,999	33,648
Foreign exchange fees	12,778	12,031	26,226	24,134
Gains on derivative instruments, net	8,976	8,713	20,016	14,689
Deposit service charges	8,907	8,369	17,700	16,465
Credit card fees	7,609	6,169	15,057	11,837
Client investment fees	3,524	3,375	6,999	6,272
Letters of credit and standby letters of credit income	3,654	3,296	7,089	6,932
Other	12,230	12,664	15,757	25,742
Total noninterest income	98,239	80,426	176,843	139,719
Noninterest expense:
Compensation and benefits	84,742	80,385	173,446	164,122
Professional services	16,633	16,514	33,793	31,121
Premises and equipment	11,402	9,419	22,127	16,983
Business development and travel	7,783	7,159	16,055	14,905
Net occupancy	5,795	5,378	11,562	11,001
FDIC assessments	2,853	2,731	6,235	5,229
Correspondent bank fees	3,049	2,840	6,104	5,528
Provision for unfunded credit commitments	1,347	1,922	3,361	1,664
Other	9,688	9,418	19,623	17,225
Total noninterest expense	143,292	135,766	292,306	267,778
Income before income tax expense	106,456	88,595	193,402	152,284
Income tax expense	29,968	31,517	56,369	55,273
Net income before noncontrolling interests	76,488	57,078	137,033	97,011
Net income attributable to noncontrolling interests	(27,904)	(9,475)	(47,558)	(14,618)
Net income available to common stockholders	$48,584	$47,603	$89,475	$82,393
Earnings per common share—basic	$1.08	$1.08	$1.99	$1.87
Earnings per common share—diluted	1.06	1.06	1.96	1.85

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income before noncontrolling interests	$76,488	$57,078	$137,033	$97,011
Other comprehensive (loss) income, net of tax:
Change in cumulative translation loss:
Foreign currency translation loss	(3,975)	(4,657)	(4,801)	(2,185)
Related tax benefit	1,611	1,889	1,908	876
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(172,209)	33,766	(194,311)	37,035
Related tax benefit (expense)	69,666	(13,482)	79,332	(14,817)
Reclassification adjustment for gains included in net income	(775)	(4,567)	(730)	(3,693)
Related tax expense	296	1,819	278	1,462
Other comprehensive (loss) income, net of tax	(105,386)	14,768	(118,324)	18,678
Comprehensive (loss) income	(28,898)	71,846	18,709	115,689
Comprehensive income attributable to noncontrolling interests	(27,904)	(9,475)	(47,558)	(14,618)
Comprehensive (loss) income attributable to SVBFG	$(56,802)	$62,371	$(28,849)	$101,071

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389
Common stock issued under employee benefit plans, net of restricted stock cancellations	821,462	—	24,303	—	—	24,303	—	24,303
Common stock issued under ESOP	73,560	—	4,345	—	—	4,345	—	4,345
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	5,323	—	—	5,323	—	5,323
Net income	—	—	—	82,393	—	82,393	14,618	97,011
Capital calls and distributions, net	—	—	—	—	—	—	33,350	33,350
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	19,987	19,987	—	19,987
Foreign currency translation adjustments, net of tax	—	—	—	—	(1,309)	(1,309)	—	(1,309)
Share-based compensation expense	—	—	10,926	—	—	10,926	—	10,926
Balance at June 30, 2012	44,402,954	$44	$529,113	$1,082,126	$104,077	$1,715,360	$728,965	$2,444,325
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Common stock issued under employee benefit plans, net of restricted stock cancellations	758,415	—	27,120	—	—	27,120	—	27,120
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	1,515	—	—	1,515	—	1,515
Net income	—	—	—	89,475	—	89,475	47,558	137,033
Capital calls and distributions, net	—	—	—	—	—	—	1,903	1,903
Net change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	(115,431)	(115,431)	—	(115,431)
Foreign currency translation adjustments, net of tax	—	—	—	—	(2,893)	(2,893)	—	(2,893)
Share-based compensation expense	—	—	12,445	—	—	12,445	—	12,445
Other, net	—	—	3	1	—	4	—	4
Balance at June 30, 2013	45,460,543	$45	$593,328	$1,264,354	$(9,771)	$1,847,956	$824,139	$2,672,095
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income before noncontrolling interests	$137,033	$97,011
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,385	22,528
Provision for unfunded credit commitments	3,361	1,664
Changes in fair values of derivatives, net	(4,296)	(11,024)
Gains on investment securities, net	(67,999)	(33,648)
Depreciation and amortization	17,281	13,594
Amortization of premiums and discounts on available-for-sale securities, net	14,884	25,273
Tax (expense) benefit from stock exercises	(1,346)	1,143
Amortization of share-based compensation	12,222	10,977
Amortization of deferred loan fees	(32,066)	(32,881)
Deferred income tax expense	321	5,876
Gain on the sale of certain assets related to our equity services management business	—	(4,243)
Losses from the write-off of premises and equipment	614	—
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(4,312)	(4,444)
Accounts receivable and payable, net	4,140	22,886
Income tax payable and receivable, net	(11,591)	(15,715)
Accrued compensation	(39,658)	(60,192)
Foreign exchange spot contracts, net	20,933	(43,405)
Other, net	(40,920)	(1,502)
Net cash provided by (used for) operating activities	32,986	(6,102)
Cash flows from investing activities:
Purchases of available-for-sale securities	(220,031)	(1,778,451)
Proceeds from sales of available-for-sale securities	8,293	325,608
Proceeds from maturities and pay downs of available-for-sale securities	1,337,107	1,380,865
Purchases of nonmarketable securities (cost and equity method accounting)	(10,858)	(101,506)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	20,378	23,267
Purchases of nonmarketable securities (fair value accounting)	(65,943)	(63,017)
Proceeds from sales and distributions of nonmarketable securities (fair value accounting)	52,103	59,711
Net increase in loans	(671,105)	(817,601)
Proceeds from recoveries of charged-off loans	5,536	6,811
Purchases of premises and equipment	(14,160)	(20,016)
Proceeds from the sale of certain assets related to our equity services management business	—	2,870
Net cash provided by (used for) investing activities	441,320	(981,459)
Cash flows from financing activities:
Net (decrease) increase in deposits	(486,378)	1,359,276
(Decrease) increase in short-term borrowings	(160,710)	5,880
Principal payments of other long term debt	—	(1,222)
Capital contributions from noncontrolling interests, net of distributions	1,903	33,350
Tax benefit from stock exercises	2,861	4,180
Proceeds from issuance of common stock and ESPP	32,286	24,303
Principal payments of 5.70% Senior Notes	—	(141,429)
Net cash (used for) provided by financing activities	(610,038)	1,284,338
Net (decrease) increase in cash and cash equivalents	(135,732)	296,777
Cash and cash equivalents at beginning of period	1,008,983	1,114,948
Cash and cash equivalents at end of period	$873,251	$1,411,725
Supplemental disclosures:
Cash paid during the period for:
Interest	$15,655	$15,913
Income taxes	64,423	58,992
Noncash items during the period:
Unrealized (losses) gains on available-for-sale securities, net of tax	$(115,431)	$19,987

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).
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
Principles of Consolidation and Presentation
Our consolidated financial statements include the accounts of SVB Financial Group and entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or a variable interest entity and whether the applicable accounting guidance requires consolidation. All significant intercompany accounts and transactions have been eliminated.
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
Voting interest entities in which we have a controlling financial interest or by which we control through management rights are consolidated into our financial statements.

We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide. We are variable interest holders in certain partnerships for which we are not the primary beneficiary. We perform on-going reassessments on the status of the entities and whether facts or circumstances have changed in relation to previously evaluated voting interest entities and our involvement in VIEs which could cause our consolidation conclusion to change.
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
Impact of Adopting ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued a new accounting standard, which requires new disclosures surrounding the effect of reclassifications out of accumulated other comprehensive income. This standard requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The guidance was effective on a prospective basis for the interim and annual reporting periods beginning after January 1, 2013, and was therefore adopted in the first quarter of 2013. This standard increased the disclosure requirements for reclassifications out of accumulated other comprehensive income, and did not have any impact on our financial position, results of operations or stockholders’ equity. See Note 2 - "Stockholders' Equity and EPS" for further details.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income available to common stockholders	$48,584	$47,603	$89,475	$82,393
Denominator:
Weighted average common shares outstanding-basic	45,164	44,207	44,985	43,994
Weighted average effect of dilutive securities:
Stock options and ESPP	380	385	384	426
Restricted stock units	140	120	168	153
Denominator for diluted calculation	45,684	44,712	45,537	44,573
Earnings per common share:
Basic	$1.08	$1.08	$1.99	$1.87
Diluted	$1.06	$1.06	$1.96	$1.85

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2013	2012	2013	2012
Stock options	635	683	693	574
Restricted stock units	—	189	—	94
Total	635	872	693	668
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive (loss) income into the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2013 and 2012:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Income Statement Location	2013	2012	2013	2012
Reclassification adjustment for gains included in net income	Gains on investment securities, net	$(775)	$(4,567)	$(730)	$(3,693)
Related tax expense	Income tax expense	296	1,819	278	1,462
Total reclassification adjustment for gains included in net income, net of tax		$(479)	$(2,748)	$(452)	$(2,231)

3.	Share-Based Compensation
For the three and six months ended June 30, 2013 and 2012, we recorded share-based compensation and related tax benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Share-based compensation expense	$6,396	$5,828	$12,222	$10,977
Income tax benefit related to share-based compensation expense	(1,955)	(1,489)	(3,558)	(2,688)
Unrecognized Compensation Expense
As of June 30, 2013, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$19,262	2.83
Restricted stock units	38,270	2.89
Total unrecognized share-based compensation expense	$57,532

Share-Based Payment Award Activity
The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2012	2,060,413	$49.15
Granted	304,675	71.15
Exercised	(515,693)	46.84
Forfeited	(29,096)	54.41
Expired	(953)	51.86
Outstanding at June 30, 2013	1,819,346	53.40	4.46	$54,437,326
Vested and expected to vest at June 30, 2013	1,755,204	52.96	4.40	53,284,085
Exercisable at June 30, 2013	901,146	44.57	3.26	34,920,695
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $83.32 as of June 30, 2013. The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $7.2 million and $11.9 million, respectively, compared to $1.8 million and $13.7 million for the comparable 2012 periods.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	585,543	$59.42
Granted	320,287	71.16
Vested	(162,974)	56.67
Forfeited	(19,111)	59.48
Nonvested at June 30, 2013	723,745	65.23

4.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Cash and due from banks (1)	$709,881	$752,056
Securities purchased under agreements to resell (2)	130,603	133,357
Other short-term investment securities	32,767	123,570
Total cash and cash equivalents	$873,251	$1,008,983

(1)
At June 30, 2013 and December 31, 2012, $200 million and $72 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $234 million and $283 million, respectively.

(2)
At June 30, 2013 and December 31, 2012, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities with aggregate fair values of $133 million and $136 million, respectively. None of these securities received as collateral were sold or repledged as of June 30, 2013 or December 31, 2012.

5.	Investment Securities
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business. The major components of our investment securities portfolio at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013				December 31, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$24,996	$3	$—	$24,999	$25,057	$190	$—	$25,247
U.S. agency debentures	3,386,664	45,209	(28,284)	3,403,589	3,370,455	77,173	—	3,447,628
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,197,489	20,040	(3,494)	1,214,035	1,428,682	44,858	(107)	1,473,433
Agency-issued collateralized mortgage obligations—fixed rate	3,510,618	15,844	(57,780)	3,468,682	4,063,020	41,949	(995)	4,103,974
Agency-issued collateralized mortgage obligations—variable rate	1,430,325	8,447	—	1,438,772	1,760,551	12,201	(4)	1,772,748
Agency-issued commercial mortgage-backed securities	410,001	2,331	(11,128)	401,204	416,487	6,100	(489)	422,098
Municipal bonds and notes	82,054	4,947	—	87,001	85,790	7,750	(11)	93,529
Equity securities	5,207	291	(439)	5,059	2,108	2,739	(327)	4,520
Total available-for-sale securities	$10,047,354	$97,112	$(101,125)	$10,043,341	$11,152,150	$192,960	$(1,933)	$11,343,177
Non-marketable securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				741,522				665,921
Other venture capital investments (2)				123,493				127,091
Non-marketable securities (equity method accounting):
Other investments (3)				144,149				139,330
Low income housing tax credit funds				71,382				70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (4)				156,391				161,884
Other investments				18,488				19,721
Total non-marketable securities				1,255,425				1,184,265
Total investment securities				$11,298,766				$12,527,442

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at June 30, 2013 and December 31, 2012 (fair value accounting):

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$32,111	12.6%	$32,850	12.6%
SVB Strategic Investors Fund II, LP	93,110	8.6	91,294	8.6
SVB Strategic Investors Fund III, LP	223,568	5.9	209,696	5.9
SVB Strategic Investors Fund IV, LP	198,734	5.0	169,931	5.0
Strategic Investors Fund V Funds	69,110	Various	40,622	Various
Strategic Investors Fund VI Funds	1,321	0.2	—	—
SVB Capital Preferred Return Fund, LP	56,140	20.0	53,643	20.0
SVB Capital—NT Growth Partners, LP	60,775	33.0	60,120	33.0
SVB Capital Partners II, LP (i)	1,098	5.1	1,303	5.1
Other private equity fund (ii)	5,555	58.2	6,462	58.2
Total venture capital and private equity fund investments	$741,522		$665,921

(i)	At June 30, 2013, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At June 30, 2013, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at June 30, 2013 and December 31, 2012 (fair value accounting):

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$39,680	10.7%	$43,493	10.7%
SVB Capital Partners II, LP (i)	79,913	5.1	79,761	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	3,900	6.8	3,837	6.8
Total other venture capital investments	$123,493		$127,091

(i)	At June 30, 2013, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2013 and December 31, 2012 (equity method accounting):

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$11,783	9.3%	$9,413	9.3%
Gold Hill Capital 2008, LP (ii)	20,260	15.5	20,893	15.5
China Joint Venture investment	80,247	50.0	78,545	50.0
Other investments	31,859	Various	30,479	Various
Total other investments (equity method accounting)	$144,149		$139,330

(i)
At June 30, 2013, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5 percent.

(ii)	At June 30, 2013, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(4)
Represents investments in 303 and 324 funds (primarily venture capital funds) at June 30, 2013 and December 31, 2012, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. For the three months ended June 30, 2013, we recognized OTTI losses of $0.3 million resulting from other-than-temporary declines in value for 12 of the 303 investments. For the six months ended June 30, 2013, we recognized OTTI losses of $0.8 million resulting from other-than-temporary declines in value for 27 of the investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. We concluded that any declines in value for the remaining investments were temporary and as such, no OTTI was required to be recognized. At June 30, 2013, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $156 million, and the estimated fair value was $204 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2013:

	June 30, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$937,993	$(28,284)	$—	$—	$937,993	$(28,284)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	291,410	(3,494)	—	—	291,410	(3,494)
Agency-issued collateralized mortgage obligations—fixed rate	2,308,447	(55,006)	85,120	(2,774)	2,393,567	(57,780)
Agency-issued commercial mortgage-backed securities	188,691	(11,128)	—	—	188,691	(11,128)
Equity securities	1,869	(405)	117	(34)	1,986	(439)
Total temporarily impaired securities (1)	$3,728,410	$(98,317)	$85,237	$(2,808)	$3,813,647	$(101,125)

(1)
As of June 30, 2013, we identified a total of 124 investments that were in unrealized loss positions, of which 4 investments totaling $85 million with unrealized losses of $2.8 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2013, we do not intend to sell any impaired debt or equity securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of June 30, 2013, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2012:

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of June 30, 2013. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	June 30, 2013
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$24,999	0.13%	$24,999	0.13%	$—	—%	$—	—%	$—	—%
U.S. agency debentures	3,403,589	1.54	151,542	1.36	2,533,087	1.49	718,960	1.76	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,214,035	2.32	—	—	—	—	1,107,136	2.26	106,899	2.95
Agency-issued collateralized mortgage obligations - fixed rate	3,468,682	1.92	—	—	—	—	—	—	3,468,682	1.92
Agency-issued collateralized mortgage obligations - variable rate	1,438,772	0.70	—	—	—	—	—	—	1,438,772	0.70
Agency-issued commercial mortgage-backed securities	401,204	1.82	—	—	—	—	—	—	401,204	1.82
Municipal bonds and notes	87,001	5.98	1,211	5.49	21,266	5.65	45,692	6.03	18,832	6.26
Total	$10,038,282	1.69	$177,752	1.22	$2,554,353	1.52	$1,871,788	2.16	$5,434,389	1.63

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$2,850	$5,322	$2,850	$5,343
Marketable securities (fair value accounting)	2,427	3,303	4,345	3,619
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	44,339	33,288	71,720	59,398
Other venture capital investments	200	1,556	2,840	3,333
Other investments	—	—	—	21
Non-marketable securities (equity method accounting):
Other investments	4,754	5,389	7,469	6,811
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	767	538	1,790	945
Other investments	191	264	336	306
Total gross gains on investment securities	55,528	49,660	91,350	79,776
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(2,075)	(755)	(2,120)	(1,650)
Marketable securities (fair value accounting)	(461)	(754)	(2,534)	(754)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(10,703)	(18,618)	(15,445)	(32,533)
Other venture capital investments	(1,190)	(3,219)	(1,654)	(9,882)
Non-marketable securities (equity method accounting):
Other investments	(232)	(327)	(477)	(703)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(304)	(177)	(773)	(540)
Other investments	(2)	(1)	(348)	(66)
Total gross losses on investment securities	(14,967)	(23,851)	(23,351)	(46,128)
Gains on investment securities, net	$40,561	$25,809	$67,999	$33,648
Gains attributable to noncontrolling interests, including carried interest	$31,067	$14,502	$53,363	$21,840

(1)
Includes realized gains on sales of available-for-sale securities that are recognized in the income statement. Unrealized gains on available-for-sale securities are recognized in other comprehensive income and not shown in the table above. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

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
In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP. Our private banking clients are primarily venture capital/private equity professionals and executive leaders in the innovation companies they support. These products and services include real estate secured home equity lines of credit, which may be used to finance real estate investments and loans used to purchase, renovate or refinance personal residences. These products and services also include restricted stock purchase loans and capital call lines of credit.
We also provide community development loans made as part of our responsibilities under the Community Reinvestment Act. These loans are included within “Construction loans” below and are primarily secured by real estate.
The composition of loans, net of unearned income of $83 million and $77 million at June 30, 2013 and December 31, 2012, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial loans:
Software	$3,558,323	$3,261,489
Hardware	1,205,541	1,118,370
Venture capital/private equity	1,923,516	1,732,699
Life science	1,084,720	1,066,199
Premium wine	142,562	143,511
Other	309,517	315,453
Total commercial loans	8,224,179	7,637,721
Real estate secured loans:
Premium wine (1)	465,962	413,513
Consumer loans (2)	778,482	685,300
Total real estate secured loans	1,244,444	1,098,813
Construction loans	66,587	65,742
Consumer loans	86,962	144,657
Total loans, net of unearned income (3)	$9,622,172	$8,946,933

(1)	Included in our premium wine portfolio are gross construction loans of $132 million and $148 million at June 30, 2013 and December 31, 2012, respectively.

(2)	Consumer loans secured by real estate at June 30, 2013 and December 31, 2012 were comprised of the following:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Loans for personal residence	$593,988	$503,378
Loans to eligible employees	115,974	110,584
Home equity lines of credit	68,520	71,338
Consumer loans secured by real estate	$778,482	$685,300

(3)	Included within our total loan portfolio are credit card loans of $78 million and $64 million at June 30, 2013 and December 31, 2012, respectively.

Credit Quality
The composition of loans, net of unearned income of $83 million and $77 million at June 30, 2013 and December 31, 2012, respectively, broken out by portfolio segment and class of financing receivable is as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial loans:
Software	$3,558,323	$3,261,489
Hardware	1,205,541	1,118,370
Venture capital/private equity	1,923,516	1,732,699
Life science	1,084,720	1,066,199
Premium wine	608,524	557,024
Other	376,104	381,195
Total commercial loans	8,756,728	8,116,976
Consumer loans:
Real estate secured loans	778,482	685,300
Other consumer loans	86,962	144,657
Total consumer loans	865,444	829,957
Total loans, net of unearned income	$9,622,172	$8,946,933

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
June 30, 2013:
Commercial loans:
Software	$765	$1,082	$727	$2,574	$3,584,748	$727
Hardware	7,493	56	—	7,549	1,185,481	—
Venture capital/private equity	3,311	4,670	—	7,981	1,934,594	—
Life science	185	415	722	1,322	1,094,259	722
Premium wine	636	4,035	—	4,671	604,873	—
Other	109	92	412	613	375,006	412
Total commercial loans	12,499	10,350	1,861	24,710	8,778,961	1,861
Consumer loans:
Real estate secured loans	—	—	—	—	774,692	—
Other consumer loans	25	—	—	25	85,917	—
Total consumer loans	25	—	—	25	860,609	—
Total gross loans excluding impaired loans	12,524	10,350	1,861	24,735	9,639,570	1,861
Impaired loans	—	1,365	16,649	18,014	23,145	—
Total gross loans	$12,524	$11,715	$18,510	$42,749	$9,662,715	$1,861
December 31, 2012:
Commercial loans:
Software	$5,890	$238	$19	$6,147	$3,284,489	$19
Hardware	167	32	—	199	1,107,422	—
Venture capital/private equity	7	—	—	7	1,749,896	—
Life science	207	117	—	324	1,076,468	—
Premium wine	—	—	—	—	554,886	—
Other	280	—	—	280	378,619	—
Total commercial loans	6,551	387	19	6,957	8,151,780	19
Consumer loans:
Real estate secured loans	—	—	—	—	683,254	—
Other consumer loans	111	—	—	111	143,867	—
Total consumer loans	111	—	—	111	827,121	—
Total gross loans excluding impaired loans	6,662	387	19	7,068	8,978,901	19
Impaired loans	3,901	9,676	2,269	15,846	22,433	—
Total gross loans	$10,563	$10,063	$2,288	$22,914	$9,001,334	$19

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans (1)
June 30, 2013:
Commercial loans:
Software	$5,637	$995	$6,632	$6,936
Hardware	22,595	1,987	24,582	45,444
Venture capital/private equity	89	—	89	89
Premium wine	—	1,511	1,511	1,794
Other	—	3,772	3,772	4,562
Total commercial loans	28,321	8,265	36,586	58,825
Consumer loans:
Real estate secured loans	—	3,619	3,619	9,593
Other consumer loans	954	—	954	1,192
Total consumer loans	954	3,619	4,573	10,785
Total	$29,275	$11,884	$41,159	$69,610
December 31, 2012:
Commercial loans:
Software	$3,191	$72	$3,263	$4,475
Hardware	21,863	—	21,863	38,551
Venture capital/private equity	—	—	—	—
Premium wine	—	4,398	4,398	4,716
Other	—	5,415	5,415	9,859
Total commercial loans	25,054	9,885	34,939	57,601
Consumer loans:
Real estate secured loans	—	2,239	2,239	7,341
Other consumer loans	1,101	—	1,101	1,300
Total consumer loans	1,101	2,239	3,340	8,641
Total	$26,155	$12,124	$38,279	$66,242

(1)
The unpaid principal balances for hardware and real estate secured consumer loans as of December 31, 2012 have been corrected from previously reported amounts resulting in the total unpaid principal of impaired loans at December 31, 2012 changing from $55.4 million to $66.2 million.

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Average impaired loans:
Commercial loans:
Software	$5,473	$1,896	$4,794	$1,716
Hardware	24,519	21,468	24,076	16,865
Venture capital/private equity	30	—	15	—
Life science	596	88	455	117
Premium wine	1,536	3,527	2,936	3,455
Other	4,165	3,506	4,692	4,075
Total commercial loans	36,319	30,485	36,968	26,228
Consumer loans:
Real estate secured loans	4,071	2,645	3,374	7,746
Other consumer loans	1,069	2,170	1,099	2,595
Total consumer loans	5,140	4,815	4,473	10,341
Total average impaired loans	$41,459	$35,300	$41,441	$36,569
The following tables summarize the activity relating to our allowance for loan losses for the three and six months ended June 30, 2013 and 2012, broken out by portfolio segment:

Three months ended June 30, 2013 (dollars in thousands)	Beginning Balance March 31, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2013
Commercial loans:
Software	$45,010	$(3,574)	$397	$4,965	$46,798
Hardware	27,869	(4,434)	403	9,350	33,188
Venture capital/private equity	10,482	—	—	3,111	13,593
Life science	13,946	(491)	886	(2,600)	11,741
Premium wine	3,699	—	41	53	3,793
Other	3,975	(6,007)	2,375	3,311	3,654
Total commercial loans	104,981	(14,506)	4,102	18,190	112,767
Consumer loans	7,224	(869)	67	382	6,804
Total allowance for loan losses	$112,205	$(15,375)	$4,169	$18,572	$119,571

Six months ended June 30, 2013 (dollars in thousands)	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2013
Commercial loans:
Software	$42,648	$(5,092)	$639	$8,603	$46,798
Hardware	29,761	(6,431)	849	9,009	33,188
Venture capital/private equity	9,963	—	—	3,630	13,593
Life science	13,606	(2,561)	1,089	(393)	11,741
Premium wine	3,523	—	131	139	3,793
Other	3,912	(6,048)	2,381	3,409	3,654
Total commercial loans	103,413	(20,132)	5,089	24,397	112,767
Consumer loans	7,238	(869)	447	(12)	6,804
Total allowance for loan losses	$110,651	$(21,001)	$5,536	$24,385	$119,571

Three months ended June 30, 2012 (dollars in thousands)	Beginning Balance March 31, 2012	Charge-offs	Recoveries	Provision for(Reduction of) Loan Losses	Ending Balance June 30, 2012
Commercial loans:
Software	$35,425	$(2,118)	$1,329	$3,345	$37,981
Hardware	30,348	(10,413)	329	2,368	22,632
Venture capital/private equity	7,214	—	—	2,438	9,652
Life science	10,292	(122)	92	1,398	11,660
Premium wine	3,738	(584)	187	55	3,396
Other	4,802	(286)	1,107	(681)	4,942
Total commercial loans	91,819	(13,523)	3,044	8,923	90,263
Consumer loans	9,103	(607)	331	(924)	7,903
Total allowance for loan losses	$100,922	$(14,130)	$3,375	$7,999	$98,166

Six months ended June 30, 2012 (dollars in thousands)	Beginning Balance December 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2012
Commercial loans:
Software	$38,263	$(2,977)	$4,088	$(1,393)	$37,981
Hardware	16,810	(14,261)	434	19,649	22,632
Venture capital/private equity	7,319	—	—	2,333	9,652
Life science	10,243	(235)	313	1,339	11,660
Premium wine	3,914	(584)	265	(199)	3,396
Other	5,817	(2,456)	1,151	430	4,942
Total commercial loans	82,366	(20,513)	6,251	22,159	90,263
Consumer loans	7,581	(607)	560	369	7,903
Total allowance for loan losses	$89,947	$(21,120)	$6,811	$22,528	$98,166

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of June 30, 2013 and December 31, 2012, broken out by portfolio segment:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$1,365	$45,433	$762	$41,886
Hardware	8,756	24,432	5,251	24,510
Venture capital/private equity	45	13,548	—	9,963
Life science	—	11,741	—	13,606
Premium wine	—	3,793	—	3,523
Other	—	3,654	—	3,912
Total commercial loans	10,166	102,601	6,013	97,400
Consumer loans	187	6,617	248	6,990
Total allowance for loan losses	$10,353	$109,218	$6,261	$104,390
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “impaired” (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2012 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
June 30, 2013:
Commercial loans:
Software	$3,310,603	$276,719	$6,632	$3,593,954
Hardware	973,721	219,310	24,582	1,217,613
Venture capital/private equity	1,941,817	758	89	1,942,664
Life science	992,121	103,460	—	1,095,581
Premium wine	596,685	12,859	1,511	611,055
Other	359,870	15,750	3,772	379,392
Total commercial loans	8,174,817	628,856	36,586	8,840,259
Consumer loans:
Real estate secured loans	768,434	6,257	3,619	778,310
Other consumer loans	81,332	4,609	954	86,895
Total consumer loans	849,766	10,866	4,573	865,205
Total gross loans	$9,024,583	$639,722	$41,159	$9,705,464
December 31, 2012:
Commercial loans:
Software	$3,050,449	$240,187	$3,263	$3,293,899
Hardware	970,802	136,819	21,863	1,129,484
Venture capital/private equity	1,748,663	1,240	—	1,749,903
Life science	956,276	120,516	—	1,076,792
Premium wine	545,697	9,189	4,398	559,284
Other	360,291	18,608	5,415	384,314
Total commercial loans	7,632,178	526,559	34,939	8,193,676
Consumer loans:
Real estate secured loans	663,911	19,343	2,239	685,493
Other consumer loans	132,818	11,160	1,101	145,079
Total consumer loans	796,729	30,503	3,340	830,572
Total gross loans	$8,428,907	$557,062	$38,279	$9,024,248

TDRs
As of June 30, 2013 we had 19 TDRs with a total carrying value of $34.3 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $0.6 million to the clients associated with these TDRs as of June 30, 2013. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Loans modified in TDRs:
Commercial loans:
Software	$2,251	$2,021
Hardware	23,318	20,514
Venture capital/ private equity	676	—
Premium wine	1,511	2,593
Other	4,197	5,900
Total commercial loans	31,953	31,028
Consumer loans:
Real estate secured loans	1,373	2,199
Other consumer loans	954	1,101
Total consumer loans	2,327	3,300
Total	$34,280	$34,328
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Loans modified in TDRs during the period:
Commercial loans:
Software	$778	$—	$778	$100
Hardware	5,629	12,747	5,629	13,198
Venture capital/ private equity	89	—	676	—
Premium wine	—	—	—	275
Other	—	535	—	2,440
Total commercial loans	6,496	13,282	7,083	16,013
Consumer loans:
Real estate secured loans	—	289	—	411
Other consumer loans	—	—	70	—
Total consumer loans	—	289	70	411
Total loans modified in TDR’s during the period (1)	$6,496	$13,571	$7,153	$16,424

(1)
There were partial charge-offs of $1.2 million on loans classified as TDRs for both the three and six months ended June 30, 2013. There were partial charge-offs of $10.0 million and $10.9 million, respectively, on loans classified as TDRs during the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2013, new TDRs of $6.5 million and $7.2 million, respectively, were modified through payment deferrals granted to our clients, and no principal or interest was forgiven.
During the three and six months ended June 30, 2012, new TDRs of $3.6 million and $6.3 million, respectively, were modified through payment deferrals granted to our clients, and $10.0 million and $10.1 million, respectively, were modified through partial forgiveness of principal.

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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2013 and 2012, broken out by portfolio segment and class of financing receivable:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software	$—	$—	$—	$100
Hardware	4,154	452	4,154	452
Premium wine	—	1,859	—	1,859
Other	—	—	2,750	—
Total commercial loans	4,154	2,311	6,904	2,411
Consumer loans	70	1,289	70	1,289
Total TDRs modified within the previous 12 months that defaulted in the period	$4,224	$3,600	$6,974	$3,700
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of June 30, 2013.

7.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at June 30, 2013 and December 31, 2012:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at June 30, 2013	June 30, 2013	December 31, 2012
Short-term borrowings:
Federal funds purchased	—	—	—	160,000
Other short-term borrowings	(1)	5,400	5,400	6,110
Total short-term borrowings			$5,400	$166,110
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$348,101	$347,995
6.05% Subordinated Notes (2)	June 1, 2017	45,964	52,728	54,571
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,109	55,196
Total long-term debt			$455,938	$457,762

(1)	Represents cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)
At June 30, 2013 and December 31, 2012, included in the carrying value of our 6.05% Subordinated Notes were $7.2 million and $9.0 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to short-term borrowings and long-term debt was $5.8 million and $11.6 million for the three and six months ended June 30, 2013, respectively, and $6.3 million and $12.6 million for the three and six months ended June 30, 2012, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of June 30, 2013 was 0.07 percent.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2013, we had no outstanding borrowings against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at June 30, 2013 totaled $1.4 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2013 totaled $626 million, all of which was unused and available to support additional borrowings.

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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 6.05% Subordinated Notes, we entered into a fixed-for-floating interest rate swap agreement at the time of debt issuance based upon LIBOR with matched-terms. Net cash benefits associated with our interest rate swaps are recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in fair value of the interest rate swaps are reflected in either other assets (for swaps in an asset position) or other liabilities (for swaps in a liability position).

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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2013 and December 31, 2012 were as follows:

		June 30, 2013				December 31, 2012
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$7,224	$5,400	$1,824	$45,964	$9,005	$6,110	$2,895
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	105,162	1,899	—	1,899	51,010	488	—	488
Foreign exchange forwards	Other liabilities	47,834	(40)	—	(40)	102,956	(1,728)	—	(1,728)
Net exposure			1,859	—	1,859		(1,240)	—	(1,240)
Other derivative instruments:
Equity warrant assets	Other assets	173,299	76,584	—	76,584	164,332	74,272	—	74,272
Other derivatives:
Client foreign exchange forwards	Other assets	449,340	14,281	—	14,281	385,470	11,864	—	11,864
Client foreign exchange forwards	Other liabilities	399,527	(11,043)	—	(11,043)	356,026	(9,930)	—	(9,930)
Client foreign currency options	Other assets	85,200	215	—	215	132,237	1,189	—	1,189
Client foreign currency options	Other liabilities	85,200	(215)	—	(215)	132,237	(1,189)	—	(1,189)
Loan conversion options	Other assets	9,430	1,595	—	1,595	9,782	890	—	890
Client interest rate derivatives	Other assets	151,022	136	—	136	144,950	558	—	558
Client interest rate derivatives	Other liabilities	151,022	(145)	—	(145)	144,950	(590)	—	(590)
Net exposure			4,824	—	4,824		2,792	—	2,792
Net			$90,491	$5,400	$85,091		$84,829	$6,110	$78,719

(1)	Cash collateral received from our counterparty for our interest rate swap agreement is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2013 remain at investment grade or higher and there were no material changes in their credit ratings during the three and six months ended June 30, 2013.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2013 and 2012 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$633	$1,696	$1,267	$3,925
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(33)	108	27	497
Net gains associated with interest rate risk derivatives		$600	$1,804	$1,294	$4,422
Derivatives not designated as hedging instruments:
Currency exchange risks:
Losses on revaluations of foreign currency instruments	Other noninterest income	$(586)	$(3,367)	$(7,650)	$(1,482)
Gains on internal foreign exchange forward contracts, net	Net gains on derivative instruments	712	2,993	6,912	942
Net gains (losses) associated with currency risk		$126	$(374)	$(738)	$(540)
Other derivative instruments:
Gains on equity warrant assets	Net gains on derivative instruments	$7,190	$4,876	$10,695	$11,811
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$1,013	$1,330	$1,810	$2,395
Net gains (losses) on other derivatives (1)	Net gains on derivative instruments	$94	$(594)	$572	$(956)

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of June 30, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013
Derivative Assets:
Interest rate swaps	$7,224	$—	$7,224	$(1,824)	$(5,400)	$—
Foreign exchange forwards	16,180	—	16,180	(7,579)	—	8,601
Foreign currency options	215	—	215	(107)	—	108
Client interest rate derivatives	136	—	136	(47)	—	89
Total derivative assets:	23,755	—	23,755	(9,557)	(5,400)	8,798
Reverse repurchase, securities borrowing, and similar arrangements	130,603	—	130,603	(130,603)	—	—
Total	$154,358	$—	$154,358	$(140,160)	$(5,400)	$8,798
December 31, 2012
Derivative Assets:
Interest rate swaps	$9,005	$—	$9,005	$(2,895)	$(6,110)	$—
Foreign exchange forwards	12,352	—	12,352	(7,363)	—	4,989
Foreign currency options	1,189	—	1,189	(218)	—	971
Client interest rate derivatives	558	—	558	(24)	—	534
Total derivative assets:	23,104	—	23,104	(10,500)	(6,110)	6,494
Reverse repurchase, securities borrowing, and similar arrangements	133,357	—	133,357	(133,357)	—	—
Total	$156,461	$—	$156,461	$(143,857)	$(6,110)	$6,494
The following table summarizes our liabilities subject to enforceable master netting arrangements as of June 30, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2013
Derivative Liabilities:
Foreign exchange forwards	$11,083	$—	$11,083	$(7,134)	$—	$3,949
Foreign currency options	215	—	215	(108)	—	107
Client interest rate derivatives	145	—	145	(88)	—	57
Total derivative liabilities:	11,443	—	11,443	(7,330)	—	4,113
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$11,443	$—	$11,443	$(7,330)	$—	$4,113
December 31, 2012
Derivative Liabilities:
Foreign exchange forwards	$11,658	$—	$11,658	$(5,720)	$—	$5,938
Foreign currency options	1,189	—	1,189	(971)	—	218
Client interest rate derivatives	590	—	590	(567)	—	23
Total derivative assets:	13,437	—	13,437	(7,258)	—	6,179
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$13,437	$—	$13,437	$(7,258)	$—	$6,179

9.     Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Unused commitment fees	$3,371	$3,678	$6,847	$6,733
Fund management fees	2,940	3,124	5,709	5,952
Service-based fee income (1)	2,001	2,172	3,805	4,546
Net gains on the sale of certain assets related to our equity management services business	—	4,243	—	4,243
Loan syndication fees	750	1,375	750	1,500
Losses on revaluation of foreign currency instruments (2)	(586)	(3,367)	(7,650)	(1,482)
Currency revaluation (losses) gains (3)	80	(1,548)	25	(933)
Other	3,674	2,987	6,271	5,183
Total other noninterest income	$12,230	$12,664	$15,757	$25,742

(1)	Includes income from SVB Analytics.

(2)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(3)
Primarily represents the revaluation of foreign currency denominated investments in certain funds. Included in these amounts are gains of $0.3 million and $0.1 million for the three and six months ended June 30, 2013, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests. This compares to gains of $1.3 million and $0.8 million for the comparable 2012 periods.

A summary of other noninterest expense for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Telephone	$1,512	$1,547	$3,069	$3,331
Client services	1,856	1,739	3,791	2,992
Data processing services	1,882	1,310	3,794	2,715
Tax credit fund amortization	1,338	962	2,655	2,020
Postage and supplies	680	628	1,218	1,253
Dues and publications	445	557	903	1,031
Other	1,975	2,675	4,193	3,883
Total other noninterest expense	$9,688	$9,418	$19,623	$17,225

10.	Segment Reporting
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

Our segment information for the three and six months ended June 30, 2013 and 2012 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended June 30, 2013
Net interest income	$154,586	$5,927	$3	$9,565	$170,081
Provision for loan losses	(18,190)	(382)	—	—	(18,572)
Noninterest income	48,361	253	7,281	42,344	98,239
Noninterest expense (2)	(102,283)	(3,461)	(2,757)	(34,791)	(143,292)
Income before income tax expense (3)	$82,474	$2,337	$4,527	$17,118	$106,456
Total average loans, net of unearned income	$8,203,231	$871,746	$—	$(52,804)	$9,022,173
Total average assets (4)	20,364,334	885,259	269,771	573,934	22,093,298
Total average deposits	18,137,218	472,613	—	4,339	18,614,170
Three months ended June 30, 2012
Net interest income (loss)	$146,420	$5,516	$9	$(11)	$151,934
(Provision for) reduction of loan losses	(8,923)	924	—	—	(7,999)
Noninterest income	52,494	151	4,557	23,224	80,426
Noninterest expense (2)	(98,686)	(3,223)	(2,872)	(30,985)	(135,766)
Income (loss) before income tax expense (3)	$91,305	$3,368	$1,694	$(7,772)	$88,595
Total average loans, net of unearned income	$6,479,544	$742,130	$—	$15,508	$7,237,182
Total average assets (4)	19,022,506	747,445	251,295	869,630	20,890,876
Total average deposits	17,131,816	253,482	—	22,338	17,407,636
Six months ended June 30, 2013
Net interest income	$303,522	$12,031	$4	$17,693	$333,250
(Provision for) reduction of loan losses	(24,397)	12	—	—	(24,385)
Noninterest income	94,902	487	12,722	68,732	176,843
Noninterest expense (2)	(207,861)	(6,922)	(5,143)	(72,380)	(292,306)
Income (loss) before income tax expense (3)	$166,166	$5,608	$7,583	$14,045	$193,402
Total average loans, net of unearned income	$8,036,833	$858,351	$—	$(42,696)	$8,852,488
Total average assets (4)	20,413,630	869,682	254,343	665,662	22,203,317
Total average deposits	18,219,590	471,648	—	8,130	18,699,368
Six months ended June 30, 2012
Net interest income	$289,684	$10,481	$16	$2,690	$302,871
Provision for loan losses	(22,159)	(369)	—	—	(22,528)
Noninterest income	92,422	308	8,144	38,845	139,719
Noninterest expense (2)	(195,129)	(6,349)	(5,408)	(60,892)	(267,778)
Income before income tax expense (3)	$164,818	$4,071	$2,752	$(19,357)	$152,284
Total average loans, net of unearned income	$6,255,450	$740,049	$—	$25,266	$7,020,765
Total average assets (4)	18,789,624	744,703	254,835	772,547	20,561,709
Total average deposits	16,916,965	246,991	—	22,744	17,186,700

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.

(2)
The Global Commercial Bank segment includes direct depreciation and amortization of $5.3 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively, and $10.4 million and $7.0 million for the six months ended June 30, 2013 and 2012, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Loan commitments available for funding: (1)
Fixed interest rate commitments	$983,843	$862,120
Variable interest rate commitments	7,946,395	6,906,580
Total loan commitments available for funding	8,930,238	7,768,700
Commercial and standby letters of credit (2)	855,498	842,091
Total unfunded credit commitments	$9,785,736	$8,610,791
Commitments unavailable for funding (3)	$1,395,591	$1,315,072
Maximum lending limits for accounts receivable factoring arrangements (4)	878,437	880,057
Reserve for unfunded credit commitments (5)	25,647	22,299

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at June 30, 2013. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$737,914	$50,881	$788,795	$788,795
Performance standby letters of credit	48,218	12,215	60,433	60,433
Commercial letters of credit	6,270	—	6,270	6,270
Total	$792,402	$63,096	$855,498	$855,498
At June 30, 2013 and December 31, 2012, deferred fees related to financial and performance standby letters of credit were $7.0 million and $5.5 million, respectively. At June 30, 2013, collateral in the form of cash of $357 million and available-for-sale securities of $5.7 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at June 30, 2013:

Our Ownership in Venture Capital/Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	945	163	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	2,063	5.9
SVB Strategic Investors Fund IV, LP	12,239	3,305	5.0
Strategic Investors Fund V Funds	515	374	Various
Strategic Investors Fund VI Funds	500	492	0.2
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Debt funds (equity method accounting)	64,861	6,750	Various
Other fund investments (3)	305,157	58,233	Various
Total	$508,413	$84,640

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 308 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2013:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,298
SVB Strategic Investors Fund II, LP	8,110
SVB Strategic Investors Fund III, LP	29,083
SVB Strategic Investors Fund IV, LP	76,925
Strategic Investors Fund V Funds	269,595
Strategic Investors Fund VI Funds	15,179
SVB Capital Preferred Return Fund, LP	13,172
SVB Capital—NT Growth Partners, LP	14,754
Other private equity fund	3,967
Total	$433,083

12.	Income Taxes
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
At June 30, 2013, our unrecognized tax benefit was $0.5 million, the recognition of which would reduce our income tax expense by $0.3 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$24,999	$—	$24,999
U.S. agency debentures	—	3,403,589	—	3,403,589
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,214,035	—	1,214,035
Agency-issued collateralized mortgage obligations - fixed rate	—	3,468,682	—	3,468,682
Agency-issued collateralized mortgage obligations - variable rate	—	1,438,772	—	1,438,772
Agency-issued commercial mortgage-backed securities	—	401,204	—	401,204
Municipal bonds and notes	—	87,001	—	87,001
Equity securities	1,049	4,010	—	5,059
Total available-for-sale securities	1,049	10,042,292	—	10,043,341
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	—	—	741,522	741,522
Other venture capital investments	—	—	123,493	123,493
Total non-marketable securities (fair value accounting)	—	—	865,015	865,015
Other assets:
Marketable securities	9,063	—	—	9,063
Interest rate swaps	—	7,224	—	7,224
Foreign exchange forward and option contracts	—	16,395	—	16,395
Equity warrant assets	—	3,355	73,229	76,584
Loan conversion options	—	1,595	—	1,595
Client interest rate derivatives	—	136	—	136
Total assets (1)	$10,112	$10,070,997	$938,244	$11,019,353
Liabilities
Foreign exchange forward and option contracts	$—	$11,298	$—	$11,298
Client interest rate derivatives	—	145	—	145
Total liabilities	$—	$11,443	$—	$11,443

(1)
Included in Level 1 and Level 3 assets are $8.6 million and $778 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2013
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$701,076	$33,728	$35,574	$—	$—	$(28,856)	$—	$—	$741,522
Other venture capital investments	124,786	(939)	28	(364)	—	(18)	—	—	123,493
Total non-marketable securities (fair value accounting) (1)	825,862	32,789	35,602	(364)	—	(28,874)	—	—	865,015
Other assets:
Equity warrant assets (2)	66,046	6,468	—	(2,189)	2,388	1,014	—	(498)	73,229
Total assets	$891,908	$39,257	$35,602	$(2,553)	$2,388	$(27,860)	$—	$(498)	$938,244
Three months ended June 30, 2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$620,356	$14,557	$33,365	$—	$—	$(28,682)	$—	$—	$639,596
Other venture capital investments	127,951	(3,540)	211	(3,932)	—	16	—	(595)	120,111
Other investments	1,002	—	—	—	—	(1,002)	—	—	—
Total non-marketable securities (fair value accounting) (1)	749,309	11,017	33,576	(3,932)	—	(29,668)	—	(595)	759,707
Other assets:
Equity warrant assets (2)	65,217	5,853	—	(6,075)	3,873	—	—	(249)	68,619
Total assets	$814,526	$16,870	$33,576	$(10,007)	$3,873	$(29,668)	$—	$(844)	$828,326
Six months ended June 30, 2013
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$665,921	$56,238	$65,318	$—	$—	$(45,955)	$—	$—	$741,522
Other venture capital investments	127,091	1,249	194	(385)	—	(1,095)	—	(3,561)	123,493
Total non-marketable securities (fair value accounting) (1)	793,012	57,487	65,512	(385)	—	(47,050)	—	(3,561)	865,015
Other assets:
Equity warrant assets (2)	66,129	7,927	—	(4,439)	4,314	1,378	—	(2,080)	73,229
Total assets	$859,141	$65,414	$65,512	$(4,824)	$4,314	$(45,672)	$—	$(5,641)	$938,244
Six months ended June 30, 2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$26,661	$55,081	$—	$—	$(53,970)	$—	$—	$639,596
Other venture capital investments	124,121	(7,127)	7,935	(4,239)	—	16	—	(595)	120,111
Other investments	987	21	—	—	—	(1,008)	—	—	—
Total non-marketable securities (fair value accounting) (1)	736,932	19,555	63,016	(4,239)	—	(54,962)	—	(595)	759,707
Other assets:
Equity warrant assets (2)	63,030	9,648	—	(9,718)	6,173	1	—	(515)	68,619
Total assets	$799,962	$29,203	$63,016	$(13,957)	$6,173	$(54,961)	$—	$(1,110)	$828,326

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at June 30, 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	$34,390	$14,543	$57,011	$26,192
Other venture capital investments	(209)	10,819	1,117	8,208
Other investments	—	—	—	21
Total non-marketable securities (fair value accounting) (1)	34,181	25,362	58,128	34,421
Other assets:
Equity warrant assets (2)	5,240	2,888	6,279	3,392
Total unrealized gains	$39,421	$28,250	$64,407	$37,813
Unrealized gains attributable to noncontrolling interests	$28,482	$21,721	$50,245	$28,969

(1)	Unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2013. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
June 30, 2013:
Other venture capital investments (fair value accounting)	$123,493	Private company equity pricing	(1)	(1)
Equity warrant assets (private portfolio)	73,229	Modifed Black-Scholes option pricing model	Volatility	40.6%
			Risk-Free interest rate	0.7%
			Marketability discount (2)	22.5%
			Remaining life assumption (3)	45.0%
December 31, 2012:
Other venture capital investments (fair value accounting)	127,091	Private company equity pricing	(1)	(1)
Equity warrant assets (private portfolio)	66,129	Modifed Black-Scholes option pricing model	Volatility	45.2%
			Risk-Free interest rate	0.4%
			Marketability discount (2)	22.5%
			Remaining life assumption (3)	45.0%

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

(3)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At June 30, 2013, the weighted average contractual remaining term was 6.4 years, compared to our estimated remaining life of 2.9 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.
For the three and six months ended June 30, 2013 and 2012, we did not have any material transfers between Level 2 and Level 1. Transfers from Level 3 to Level 2 for the six months ended June 30, 2013 included $3.6 million due to the IPO of one of our portfolio companies. Transfers from Level 3 to Level 2 for the three and six months ended June 30, 2012 included $0.6 million due to the IPO of one of our portfolio companies. All other transfers from Level 3 to Level 2 for the three and six months ended June 30, 2013, and 2012 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Non-Marketable Securities (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in SPD Silicon Valley Bank ("SPD-SVB"), our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. The carrying value of our low income housing tax credit funds (equity method accounting) is a reasonable estimate of fair value.
Loans
The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using rates that reflect current pricing for similar loans and the projected forward yield curve. This method is not based on the exit price concept of fair value required under ASC 820, Fair Value Measurements and Disclosures.

FHLB and Federal Reserve Bank Stock
Investments in FHLB and Federal Reserve Bank stock are recorded at cost. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value.
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
Short-Term Borrowings
Short-term borrowings at both June 30, 2013 and December 31, 2012 included cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. Short term-borrowings at December 31, 2012 also included federal funds purchased. The carrying amount of our federal funds purchased is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its contractual maturity. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at June 30, 2013 and December 31, 2012 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to hedge accounting associated with the note.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at June 30, 2013 and December 31, 2012. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2013 and December 31, 2012:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Financial assets:
Cash and cash equivalents	$873,251	$873,251	$—	$—
Non-marketable securities (cost and equity method accounting)	390,410	—	—	440,085
Net commercial loans	8,643,961	—	—	8,794,118
Net consumer loans	858,640	—	—	890,101
FHLB and Federal Reserve Bank stock	40,532	—	—	40,532
Accrued interest receivable	68,571	—	68,571	—
Financial liabilities:
Other short-term borrowings	5,400	5,400	—	—
Non-maturity deposits (1)	18,533,244	18,533,244	—	—
Time deposits	156,830	—	156,884	—
5.375% Senior Notes	348,101	—	383,684	—
6.05% Subordinated Notes (2)	52,728	—	57,559	—
7.0% Junior Subordinated Debentures	55,109	—	52,289	—
Accrued interest payable	6,586	—	6,586	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	22,090
December 31, 2012:
Financial assets:
Cash and cash equivalents	$1,008,983	$1,008,983	$—	$—
Non-marketable securities (cost and equity method accounting)	391,253	—	—	425,741
Net commercial loans	8,013,563	—	—	8,180,597
Net consumer loans	822,719	—	—	860,772
FHLB and Federal Reserve Bank stock	39,806	—	—	39,806
Accrued interest receivable	64,167	—	64,167	—
Financial liabilities:
Federal funds purchased	160,000	160,000	—	—
Other short-term borrowings	6,110	6,110	—	—
Non-maturity deposits (1)	19,021,264	19,021,264	—	—
Time deposits	155,188	—	155,027	—
5.375% Senior Notes	347,995	—	393,701	—
6.05% Subordinated Notes (2)	54,571	—	61,639	—
7.0% Junior Subordinated Debentures	55,196	—	51,959	—
Accrued interest payable	6,494	—	6,494	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	20,562

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At June 30, 2013 and December 31, 2012, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $7.2 million and $9.0 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2013:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$741,522	$741,522	$433,083
Non-marketable securities (equity method accounting):
Other investments (2)	53,962	55,404	17,258
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	156,391	203,847	46,512
Total	$951,875	$1,000,773	$496,853

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $663 million and $425 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
SVB Financial has commitments under two partially-syndicated revolving line of credit facilities totaling $85 million to Gold Hill Capital 2008 LP, a venture debt fund, and Gold Hill Venture Lending 2008 LP, for which SVB Financial has ownership interests in each of the funds. Of the $85 million, $35 million is syndicated to another lender. SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 08 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The line of credit is secured and bears an interest rate of national Prime plus one percent. The highest outstanding balance under SVB Financial's portion of the facility for the six months ended June 30, 2013 was $34 million. SVB Financial's portion of the outstanding balance was $34 million at June 30, 2013, compared to $31 million at December 31, 2012.
During the six months ended June 30, 2013, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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

▪	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

▪	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

▪	The level of loan and deposit balances

▪	The level of client investment fees and associated margins

▪	The profitability of our products and services

▪	Our strategic initiatives, including the expansion of operations in China, India, Israel, the UK and elsewhere (such as our joint venture bank in China and our branch in the UK)

▪	The expansion and growth of our noninterest income sources

▪	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

▪	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

▪	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

▪	The effect of application of certain accounting pronouncements

▪	The effect of lawsuits and claims

▪
Regulatory developments, including the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act (as defined below), Basel guidelines, and other applicable laws and regulations, and their potential impact on us

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our beliefs as well as our assumptions, and such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.
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
Management’s Overview of Second Quarter 2013 Performance
Overall, we had a strong second quarter of 2013, which reflected the strength of our clients and our business. We had net income available to common stockholders of $48.6 million and diluted EPS was $1.06. This compares to diluted EPS of $1.06 in the second quarter of 2012, however the second quarter of 2012 included gains of $0.12 from the sale of certain available for sale securities and the sale of certain assets related to our equity management services business. In the second quarter of 2013, compared to the second quarter of 2012, we experienced strong growth in net interest income as a result of exceptional loan growth with a record high average balance of $9.0 billion. Our total client funds (which consist of on-balance sheet deposits and off-balance sheet client investment funds) increased to an all time high of $42.7 billion as of June 30, 2013, reflecting growth from our existing clients and the addition of new clients. In addition, overall credit quality remained strong, and we saw growth in fee income and solid gains from our investment securities and equity warrant assets. Additionally, our liquidity and capital ratios continued to remain strong.
Second quarter 2013 results (compared to the second quarter 2012, where applicable) included:

▪	Continued strong growth in our lending business with record high average loan balances of $9.0 billion, an increase of $1.8 billion, or 24.7 percent.

▪	Average total client funds (including both average on-balance sheet deposits and off-balance sheet client investment funds) of $41.8 billion, an increase of $4.5 billion, or 12.2 percent.

▪
Net interest income (fully taxable equivalent basis) of $170.5 million, an increase of $18.1 million, or 11.9 percent, primarily due to an increase in interest income from loans attributable to growth in average balances, partially offset by lower overall loan yield. See “Results of Operations–Net Interest Income and Margin” for further details.

▪
Net interest margin of 3.40 percent, an increase of 18 basis points, primarily reflective of a favorable shift in the mix of our interest-earning assets (higher average loan balances, lower average balances of cash and available-for-sale securities) and lower premium amortization expense on available-for-sale securities, partially offset by lower overall loan yield.

▪
A provision for loan losses of $18.6 million, compared to $8.0 million. The provision of $18.6 million for the second quarter of 2013 was primarily driven by $8.8 million for period-end loan growth, as well as to provide for net charge-offs and a modest increase in our reserve for impaired loans.

▪
Core fee income (deposit service charges, letters of credit fees, credit card fees, client investment fees, and foreign exchange fees) of $36.5 million, an increase of $3.2 million, or 9.7 percent. This increase reflects increased client activity and continued growth in our business, primarily from credit card fees, foreign exchange fees and deposit service charges. See “Results of Operations—Noninterest Income” for a description and non-GAAP reconciliation of core fee income.

▪
Gains on investment securities of $40.6 million, compared to $25.8 million. Non-GAAP gains on investment securities, net of noncontrolling interests, were $9.5 million, compared to $11.3 million. The gains of $11.3 million for the three months ended June 30, 2012 included gains of $5.0 million from the sale of certain available-for-sale securities. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details and a non-GAAP reconciliation of gains on investment securities, net of noncontrolling interests.

▪
Noninterest expense of $143.3 million, an increase of $7.5 million, or 5.5 percent. The increase was primarily driven by higher compensation expenses as a result of an increase in average full-time equivalent employees (“FTEs”), as well as increased premises and equipment expenses to support continued growth in our business and IT infrastructure initiatives. Average FTEs increased by 5.8 percent to 1,657 FTEs for the three months ended June 30, 2013, compared to 1,566 FTEs for the comparable 2012 period.

▪
Overall, our liquidity remained strong based on the attributes of our period end available-for-sale securities portfolio, which totaled $10.0 billion at June 30, 2013. Our available-for-sale securities portfolio continued to be a good source of liquidity as it was invested in high quality investments and generated steady monthly cash flows. Additionally, our available-for-sale securities portfolio continued to provide us with the ability to secure wholesale borrowings, as needed.

▪
Overall, SVB Financial and the Bank continued to maintain strong capital positions. The Bank's Tier 1 leverage ratio increased from December 31, 2012 by 60 basis points to 7.66 percent at June 30, 2013, primarily reflective of strong earnings, while average assets remained relatively flat.

A summary of our performance for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data and ratios)	2013	2012	% Change		2013	2012	% Change
Income Statement:
Diluted earnings per share	$1.06	$1.06	—%		$1.96	$1.85	5.9%
Net income available to common stockholders	48,584	47,603	2.1		89,475	82,393	8.6
Net interest income	170,081	151,934	11.9		333,250	302,871	10.0
Net interest margin	3.40%	3.22%	18	bps	3.32%	3.26%	6	bps
Provision for loan losses	$18,572	$7,999	132.2%		$24,385	$22,528	8.2%
Noninterest income	98,239	80,426	22.1		176,843	139,719	26.6
Noninterest expense	143,292	135,766	5.5		292,306	267,778	9.2
Non-GAAP net income available to common stockholders (1)	48,584	42,069	15.5		89,475	76,859	16.4
Non-GAAP diluted earnings per share (1)	1.06	0.94	12.8		1.96	1.72	14.0
Non-GAAP noninterest income, net of noncontrolling interest and excluding gains on sales of certain assets (2)	67,488	57,844	16.7		123,602	109,219	13.2

Non-GAAP noninterest expense, net of noncontrolling interest (3)	140,425	131,819	6.5		286,579	261,013	9.8
Balance Sheet:
Average loans, net of unearned income	$9,022,173	$7,237,182	24.7%		$8,852,488	$7,020,765	26.1%
Average noninterest-bearing demand deposits	13,257,481	12,264,003	8.1		13,321,635	12,145,000	9.7
Average interest-bearing deposits	5,356,689	5,143,633	4.1		5,377,733	5,041,700	6.7
Average total deposits	18,614,170	17,407,636	6.9		18,699,368	17,186,700	8.8
Earnings Ratios:
Return on average assets (annualized) (4)	0.88%	0.92%	(4.3)%		0.81%	0.81%	—%
Return on average SVBFG stockholders’ equity (annualized) (5)	10.12	11.21	(9.7)		9.52	9.95	(4.3)
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.23%	1.25%	(2)	bps	1.23%	1.25%	(2)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.13	1.18	(5)		1.13	1.18	(5)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.68	0.78	(10)		0.47	0.60	(13)
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.49	0.59	(10)		0.35	0.41	(6)
Capital Ratios:
Total risk-based capital ratio	14.03%	13.85%	18	bps	14.03%	13.85%	18	bps
Tier 1 risk-based capital ratio	12.84	12.62	22		12.84	12.62	22
Tier 1 leverage ratio	8.78	8.07	71		8.78	8.07	71
Tangible common equity to tangible assets (6)	8.34	8.06	28		8.34	8.06	28
Tangible common equity to risk-weighted assets (6)	12.73	13.35	(62)		12.73	13.35	(62)
Bank total risk-based capital ratio	12.42	12.24	18		12.42	12.24	18
Bank tier 1 risk-based capital ratio	11.20	10.98	22		11.20	10.98	22
Bank tier 1 leverage ratio	7.66	7.01	65		7.66	7.01	65
Bank tangible common equity to tangible assets (6)	7.60	7.39	21		7.60	7.39	21
Bank tangible common equity to risk-weighted assets (6)	11.18	11.86	(68)		11.18	11.86	(68)
Other Ratios:
Operating efficiency ratio (7)	53.32%	58.31%	(8.6)%		57.21%	60.37%	(5.2)%
Non-GAAP operating efficiency ratio (3)	59.01	62.70	(5.9)		62.62	63.20	(0.9)
Book value per common share (8)	$40.65	$38.63	5.2		$40.65	$38.63	5.2
Other Statistics:
Average full-time equivalent employees	1,657	1,566	5.8%		1,656	1,561	6.1%
Period-end full-time equivalent employees	1,657	1,562	6.1		1,657	1,562	6.1

(1)
See "Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share" for a description and reconciliation of non-GAAP net income available to common stockholders and non-GAAP diluted earnings per share.

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

Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share
We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes gains from sales of certain available-for-sale securities and gains from the sale of certain assets related to our equity management services business. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.
A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data and ratios)	2013	2012	2013	2012
Net income available to common stockholders	$48,584	$47,603	$89,475	$82,393
Less: gains on sales of certain available-for-sale securities (1)	—	(4,955)	—	(4,955)
Tax impact of gains on sales of certain available-for-sale securities	—	1,974	—	1,974
Less: gains on the sale of certain assets related to our equity management services business (2)	—	(4,243)	—	(4,243)
Tax impact of gains on the sale of certain assets related to our equity management services business	—	1,690	—	1,690
Non-GAAP net income available to common stockholders	$48,584	$42,069	$89,475	$76,859
GAAP earnings per common share—diluted	$1.06	$1.06	$1.96	$1.85
Less: gains on sales of certain available-for-sale securities (1)	—	(0.11)	—	(0.11)
Tax impact of gains on sales of certain available-for-sale securities	—	0.05	—	0.04
Less: gains on the sale of certain assets related to our equity management services business (2)	—	(0.10)	—	(0.10)
Tax impact of gains on the sale of certain assets related to our equity management services business	—	0.04	—	0.04
Non-GAAP earnings per common share—diluted	$1.06	$0.94	$1.96	$1.72
Weighted average diluted common shares outstanding	45,684,205	44,711,895	45,537,349	44,572,656

(1)	Gains on the sale of $316 million in certain available-for-sale securities in the second quarter of 2012.

(2)	Net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012.
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
There have been no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2012 Form 10-K.

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

	2013 Compared to 2012			2013 Compared to 2012
	Three months ended June 30, increase (decrease) due to change in			Six months ended June 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(200)	$22	$(178)	$(524)	$27	$(497)
Available-for-sale securities (taxable)	(2,025)	2,610	585	(572)	(466)	(1,038)
Available-for-sale securities (non-taxable)	(134)	(8)	(142)	(268)	(29)	(297)
Loans, net of unearned income	26,802	(8,952)	17,850	53,763	(21,630)	32,133
Increase (decrease) in interest income, net	24,443	(6,328)	18,115	52,399	(22,098)	30,301
Interest expense:
NOW deposits	37	6	43	58	23	81
Money market deposits	396	92	488	801	253	1,054
Money market deposits in foreign offices	3	(1)	2	(6)	(1)	(7)
Time deposits	22	(34)	(12)	43	(62)	(19)
Sweep deposits in foreign offices	(50)	—	(50)	(68)	—	(68)
Total increase in deposits expense	408	63	471	828	213	1,041
Short-term borrowings	(163)	96	(67)	(93)	43	(50)
5.375% Senior Notes	6	1	7	2	11	13
Junior Subordinated Debentures	—	1	1	(7)	8	1
5.70% Senior Notes	(360)	—	(360)	(863)	—	(863)
6.05% Subordinated Notes	(2)	(6)	(8)	(5)	(17)	(22)
Other long-term debt	(26)	—	(26)	(94)	—	(94)
Total (decrease) increase in borrowings expense	(545)	92	(453)	(1,060)	45	(1,015)
(Decrease) increase in interest expense, net	(137)	155	18	(232)	258	26
Increase (decrease) in net interest income	$24,580	$(6,483)	$18,097	$52,631	$(22,356)	$30,275

Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended June 30, 2013 and 2012
Net interest income increased by $18.1 million to $170.5 million for the three months ended June 30, 2013, compared to $152.4 million for the comparable 2012 period. Overall, we saw an increase in our net interest income primarily due to strong growth in average loan balances, partially offset by lower overall loan yield.
The main factors affecting interest income and interest expense for the three months ended June 30, 2013, compared to the comparable 2012 period are discussed below:

•	Interest income for the three months ended June 30, 2013 increased by $18.1 million primarily due to:

◦
A $17.9 million increase in interest income on loans to $131.8 million for the three months ended June 30, 2013, compared to $113.9 million for the comparable 2012 period. $26.8 million of this increase was driven by an increase in average loan balances of $1.8 billion, partially offset by a decrease of $9.0 million from lower overall loan yield. Overall loan yield decreased 47 basis points to 5.86 percent for the three months ended June 30, 2013, compared to 6.33 percent for the comparable 2012 period. The decrease in overall loan yield was reflective of a continued change in the mix of our loans that are indexed to the national Prime rate instead of the SVB Prime rate. Additionally, the loan yield was impacted by our success in growing our later stage client portfolio, which typically is benchmarked to the three-month LIBOR and bears lower credit risk and therefore lower relative yield.

◦
A $0.4 million increase in interest income on available-for-sale securities to $45.9 million for the three months ended June 30, 2013, compared to $45.5 million for the comparable 2012 period. The increase was reflective of a 10 basis points increase in the overall yield of our available-for-sale securities portfolio, partially offset by a decrease related to a $506 million decrease in average balances. The increase of 10 basis points in the overall yield was comprised of an increase of 32 basis points from lower premium amortization expense, partially offset by a 22 basis point decrease in coupon yields. Premium amortization expense decreased by $8.9 million to $6.5 million for the three months ended June 30, 2013, compared to $15.4 million for the comparable 2012 period. As of June 30, 2013, the remaining unamortized premium balance on our available-for-sale securities portfolio was $100 million. The decrease in coupon yields was driven by paydowns of higher-yielding securities.

•	Interest expense for the three months ended June 30, 2013 remained flat at $7.9 million. The items impacting interest expense were as follows:

◦	An increase in interest expense from interest-bearing deposits of $0.5 million, mainly attributable to growth in our average interest-bearing deposits of $213 million.

◦	A decrease in interest expense of $0.4 million related to our long-term debt, mainly attributable to the repayment of our 5.70% Senior Notes, which matured on June 1, 2012.
Six months ended June 30, 2013 and 2012
Net interest income increased by $30.3 million to $334.1 million for the six months ended June 30, 2013, compared to $303.8 million for the comparable 2012 period. Overall, we saw an increase in our net interest income primarily due to strong growth in average loan balances, partially offset by lower overall loan yield.
The main factors affecting interest income and interest expense for the six months ended June 30, 2013 , compared to the comparable 2012 period are discussed below:

•	Interest income for the six months ended June 30, 2013 increased by $30.3 million primarily due to:

◦
A $32.1 million increase in interest income on loans to $255.5 million for the six months ended June 30, 2013, compared to $223.4 million for the comparable 2012 period. $53.8 million of this increase was driven by an increase in average loan balances of $1.8 billion, partially offset by a decrease of $21.6 million from lower overall loan yield. Overall loan yield decreased 58 basis points to 5.82 percent for the six months ended June 30, 2013, compared to 6.40 percent for the comparable 2012 period. The decrease in overall loan yield was reflective of a continued change in the mix of our loans that are indexed to the national Prime rate instead of the SVB Prime rate. Additionally, the loan yield was impacted by our success in growing our later stage client portfolio, which typically is benchmarked to the three-month LIBOR and bears lower credit risk and therefore lower relative yield.

◦
A $1.3 million decrease in interest income on available-for-sale securities to $92.9 million for the six months ended June 30, 2013, compared to $94.2 million for the comparable 2012 period. The decrease was reflective of a $59.3 million decline in average balances and a 1 basis point decrease in the overall yield of our available-

for-sale securities portfolio. The decrease of 1 basis point in the overall yield was comprised of a 20 basis point decrease in coupon yields, partially offset by an increase of 19 basis points from lower premium amortization expense. The decrease in coupon yields was driven by paydowns of higher-yielding securities. Premium amortization expense decreased by $10.4 million to $14.9 million for the six months ended June 30, 2013, compared to $25.3 million for the comparable 2012 period.

•	Interest expense for the six months ended June 30, 2013 remained flat at $15.7 million. The items impacting interest expense were as follows:

◦	An increase in interest expense from interest-bearing deposits of $1.0 million, mainly attributable to growth in our average interest-bearing deposits of $336 million.

◦	A decrease in interest expense of $1.0 million related to our long-term debt, mainly attributable to the repayment of our 5.70% Senior Notes, which matured on June 1, 2012.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin increased by 18 basis points to 3.40 percent for the three months ended June 30, 2013, compared to 3.22 percent for the comparable 2012 period. The increase in our net interest margin was primarily reflective of a favorable shift in the mix of our interest-earning assets (higher average loan balances, lower average balances of cash and available-for-sale securities) and lower premium amortization expense on available-for-sale securities, partially offset by lower overall loan yield. Our loan portfolio (higher-yielding assets) comprised 44.8 percent of our average interest-earning assets during the three months ended June 30, 2013, compared to 38.0 percent for the comparable 2012 period.
Our net interest margin increased by 6 basis points to 3.32 percent for the six months ended June 30, 2013, compared to 3.26 percent for the comparable 2012 period. The increase in our net interest margin was primarily reflective of a favorable shift in the mix of our interest-earning assets (higher average loan balances, lower average balances of cash and available-for-sale securities) and lower premium amortization expense on available-for-sale securities, partially offset by lower overall loan yield. Our loan portfolio (higher-yielding assets) comprised 43.7 percent of our average interest-earning assets during the six months ended June 30, 2013, compared to 37.4 percent for the comparable 2012 period.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2013 and 2012:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2013 and 2012

	Three months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$693,297	$734	0.42%	$885,173	$912	0.41%
Available-for-sale securities: (2)
Taxable	10,342,873	44,657	1.73	10,839,571	44,072	1.64
Non-taxable (3)	82,943	1,242	6.01	92,123	1,384	6.04
Total loans, net of unearned income (4) (5)	9,022,173	131,785	5.86	7,237,182	113,935	6.33
Total interest-earning assets	20,141,286	178,418	3.55	19,054,049	160,303	3.39
Cash and due from banks	299,886			275,921
Allowance for loan losses	(118,635)			(106,019)
Other assets (6)	1,770,761			1,666,925
Total assets	$22,093,298			$20,890,876
Funding sources:
Interest-bearing liabilities:
NOW deposits	$140,725	$122	0.35%	$97,675	$79	0.33%
Money market deposits	3,220,618	1,552	0.19	2,676,432	1,064	0.16
Money market deposits in foreign offices	133,084	32	0.10	120,323	30	0.10
Time deposits	179,361	169	0.38	158,743	181	0.46
Sweep deposits in foreign offices	1,682,901	210	0.05	2,090,460	260	0.05
Total interest-bearing deposits	5,356,689	2,085	0.16	5,143,633	1,614	0.13
Short-term borrowings	24,019	43	0.72	221,863	110	0.20
5.375% Senior Notes	348,066	4,823	5.56	347,860	4,816	5.57
Junior Subordinated Debentures	55,138	832	6.05	55,313	831	6.04
5.70% Senior Notes	—	—	—	95,322	360	1.52
6.05% Subordinated Notes	53,766	119	0.89	54,900	127	0.93
Other long-term debt	—	—	—	494	26	21.17
Total interest-bearing liabilities	5,837,678	7,902	0.54	5,919,385	7,884	0.54
Portion of noninterest-bearing funding sources	14,303,608			13,134,664
Total funding sources	20,141,286	7,902	0.16	19,054,049	7,884	0.17
Noninterest-bearing funding sources:
Demand deposits	13,257,481			12,264,003
Other liabilities	290,381			286,814
SVBFG stockholders’ equity	1,924,902			1,707,321
Noncontrolling interests	782,856			713,353
Portion used to fund interest-earning assets	(14,303,608)			(13,134,664)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$22,093,298			$20,890,876
Net interest income and margin		$170,516	3.40%		$152,419	3.22%
Total deposits	$18,614,170			$17,407,636
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(435)			(485)
Net interest income, as reported		$170,081			$151,934

(1)
Includes average interest-earning deposits in other financial institutions of $157 million and $289 million for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, balances also include $404 million and $395 million, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $20.3 million and $20.5 million for the three months ended June 30, 2013 and 2012, respectively.

(6)
Average investment securities of $1.4 billion and $1.3 billion for the three months ended June 30, 2013 and 2012, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2013 and 2012

	Six months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$757,501	$1,453	0.39%	$1,028,291	$1,950	0.38%
Available-for-sale securities: (2)
Taxable	10,572,031	90,409	1.72	10,622,524	91,447	1.73
Non-taxable (3)	83,374	2,471	5.98	92,179	2,768	6.04
Total loans, net of unearned income (4) (5)	8,852,488	255,529	5.82	7,020,765	223,396	6.40
Total interest-earning assets	20,265,394	349,862	3.48	18,763,759	319,561	3.43
Cash and due from banks	289,590			297,248
Allowance for loan losses	(117,069)			(99,929)
Other assets 6(	1,765,402			1,600,631
Total assets	$22,203,317			$20,561,709
Funding sources:
Interest-bearing liabilities:
NOW deposits	$138,095	$239	0.35%	$101,086	$158	0.31%
Money market deposits	3,132,310	3,047	0.20	2,573,607	1,993	0.16
Money market deposits in foreign offices	124,420	60	0.10	136,452	67	0.10
Time deposits	175,900	342	0.39	155,682	361	0.47
Sweep deposits in foreign offices	1,807,008	448	0.05	2,074,873	516	0.05
Total interest-bearing deposits	5,377,733	4,136	0.16	5,041,700	3,095	0.12
Short-term borrowings	49,339	71	0.29	124,639	121	0.20
5.375% Senior Notes	348,040	9,644	5.59	347,835	9,631	5.57
Junior Subordinated Debentures	55,159	1,664	6.08	55,335	1,663	6.04
5.70% Senior Notes	—	—	—	119,403	863	1.45
6.05% Subordinated Notes	54,023	232	0.87	55,076	254	0.93
Other long-term debt	—	—	—	967	94	19.55
Total interest-bearing liabilities	5,884,294	15,747	0.54	5,744,955	15,721	0.55
Portion of noninterest-bearing funding sources	14,381,100			13,018,804
Total funding sources	20,265,394	15,747	0.16	18,763,759	15,721	0.17
Noninterest-bearing funding sources:
Demand deposits	13,321,635			12,145,000
Other liabilities	324,954			306,746
SVBFG stockholders’ equity	1,895,768			1,665,789
Noncontrolling interests	776,666			699,219
Portion used to fund interest-earning assets	(14,381,100)			(13,018,804)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$22,203,317			$20,561,709
Net interest income and margin		$334,115	3.32%		$303,840	3.26%
Total deposits	$18,699,368			$17,186,700
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(865)			(969)
Net interest income, as reported		$333,250			$302,871

(1)
Includes average interest-earning deposits in other financial institutions of $167 million and $311 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, balances also include $389 million and $495 million, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $37.1 million and $37.6 million for the six months ended June 30, 2013 and 2012, respectively.

(6)
Average investment securities of $1.4 billion and 1.2 billion for the six months ended June 30, 2013 and 2012, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance for loan losses, beginning balance	$112,205	$100,922	$110,651	$89,947
Provision for loan losses	18,572	7,999	24,385	22,528
Gross loan charge-offs	(15,375)	(14,130)	(21,001)	(21,120)
Loan recoveries	4,169	3,375	5,536	6,811
Allowance for loan losses, ending balance	$119,571	$98,166	$119,571	$98,166
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.77%	0.41%	0.51%	0.58%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.68	0.78	0.47	0.60
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.49	0.59	0.35	0.41
Allowance for loan losses as a percentage of period-end total gross loans	1.23	1.25	1.23	1.25
Period-end total gross loans	$9,705,464	$7,857,468	$9,705,464	$7,857,468
Average total gross loans	9,100,420	7,297,446	8,929,012	7,079,284
Our provision for loan losses was $18.6 million for the three months ended June 30, 2013, compared to a provision of $8.0 million for the comparable 2012 period. The provision of $18.6 million for the three months ended June 30, 2013 was primarily driven by $8.8 million for period-end loan growth, as well as to provide for net charge-offs and a modest increase in our reserve for impaired loans. The provision of $8.0 million for the three months ended June 30, 2012 was primarily attributable to period-end loan growth. Gross loan charge-offs of $15.4 million for the three months ended June 30, 2013 were primarily from our other commercial loan and hardware portfolios. Loan recoveries of $4.2 million for the three months ended June 30, 2013 were largely driven by a single recovery from our other commercial loan portfolio.
Our provision for loan losses was $24.4 million for the six months ended June 30, 2013, compared to a provision of $22.5 million for the comparable 2012 period. The provision of $24.4 million for the six months ended June 30, 2013 was primarily driven by net charge-offs of $15.5 million and period-end loan growth. The provision of $22.5 million for the six months ended June 30, 2012 was primarily driven by net charge-offs of $14.3 million and period-end loan growth.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income
A summary of noninterest income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Core fee income:
Foreign exchange fees	$12,778	$12,031	6.2%	$26,226	$24,134	8.7%
Deposit service charges	8,907	8,369	6.4	17,700	16,465	7.5
Credit card fees	7,609	6,169	23.3	15,057	11,837	27.2
Letters of credit and standby letters of credit income	3,654	3,296	10.9	7,089	6,932	2.3
Client investment fees	3,524	3,375	4.4	6,999	6,272	11.6
Total core fee income (1)	36,472	33,240	9.7	73,071	65,640	11.3
Gains on investment securities, net	40,561	25,809	57.2	67,999	33,648	102.1
Gains on derivative instruments, net	8,976	8,713	3.0	20,016	14,689	36.3
Other	12,230	12,664	(3.4)	15,757	25,742	(38.8)
Total noninterest income	$98,239	$80,426	22.1	$176,843	$139,719	26.6

(1)
Core fee income represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. We do not provide our outlook for the expected full year results for these excluded items, which include gains on investment securities, net, gains on derivative instruments, net, and other noninterest income items. The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
GAAP noninterest income (as reported)	$98,239	$80,426	22.1%	$176,843	$139,719	26.6%
Less: gains on investment securities, net	40,561	25,809	57.2	67,999	33,648	102.1
Less: gains on derivative instruments, net	8,976	8,713	3.0	20,016	14,689	36.3
Less: other noninterest income	12,230	12,664	(3.4)	15,757	25,742	(38.8)
Non-GAAP core fee income	$36,472	$33,240	9.7	$73,071	$65,640	11.3
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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
GAAP noninterest income (as reported)	$98,239	$80,426	22.1%	$176,843	$139,719	26.6%
Less: income attributable to noncontrolling interests, including carried interest	30,751	13,384	129.8	53,241	21,302	149.9
Non-GAAP noninterest income, net of noncontrolling interests	$67,488	$67,042	0.7	123,602	118,417	4.4
Less: gains on sales of certain available-for-sale securities	—	4,955	(100.0)	—	4,955	(100.0)
Less: net gains on the sale of certain assets related to our equity management services business	—	4,243	(100.0)	—	4,243	(100.0)
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain assets	$67,488	$57,844	16.7	$123,602	$109,219	13.2
Gains on Investment Securities, Net
Net gains on investment securities include both gains from our non-marketable and marketable securities, as well as gains from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale securities portfolio is managed to optimize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains or losses on investment securities. During the three months ended June 30, 2012, we had gains of $5.0 million from the sale of certain available-for-sale securities.
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
For the three months ended June 30, 2013, we had net gains on investment securities of $40.6 million, compared to $25.8 million for the comparable 2012 period. Gains on investment securities, net of noncontrolling interests, were $9.5 million for the three months ended June 30, 2013, compared to $11.3 million for the comparable 2012 period. As discussed above, the gains of $11.3 million for the three months ended June 30, 2012 included gains of $5.0 million from the sale of certain available-for-sale securities.
The gains, net of noncontrolling interests, of $9.5 million for the three months ended June 30, 2013 were primarily driven by the following:

•	Gains of $3.6 million from our managed funds of funds, primarily related to unrealized valuation increases and carried interest from three of our funds of funds.

•
Gains of $3.4 million from our strategic and other investments, primarily related to unrealized valuation increases from certain fund investments, as well as gains from our proportionate share of profits from certain equity method investments.

•	Gains of $1.8 million from our investments in debt funds, driven by our proportionate share of unrealized valuation increases from the investments within the funds.
For the six months ended June 30, 2013, we had net gains on investment securities of $68.0 million, compared to $33.6 million for the comparable 2012 period. Gains on investment securities, net of noncontrolling interests, were $14.6 million for the six months ended June 30, 2013, compared to $11.8 million for the comparable 2012 period. The gains, net of noncontrolling interests, of $14.6 million for the six months ended June 30, 2013 were primarily driven by the following:

•	Gains of $5.6 million from our managed funds of funds, primarily related to unrealized valuation increases and carried interest from three of our funds of funds.

•
Gains of $4.4 million from our strategic and other investments, primarily related to unrealized valuation increases from certain fund investments, as well as gains from our proportionate share of profits from certain equity method investments.

•	Gains of $3.6 million from our investments in debt funds, driven by our proportionate share of unrealized valuation increases from the investments within the funds.
The following tables provide a summary of non-GAAP net gains on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2013 and 2012:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended June 30, 2013
Total gains on investment securities, net	$33,626	$987	$1,799	$775	$3,374	$40,561
Less: income (losses) attributable to noncontrolling interests, including carried interest	30,021	1,047	(1)	—	—	31,067
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$3,605	$(60)	$1,800	$775	$3,374	$9,494
Three months ended June 30, 2012
Total gains on investment securities, net	$14,464	$1,059	$2,503	$4,567	$3,216	$25,809
Less: income attributable to noncontrolling interests, including carried interest	13,286	1,201	15	—	—	14,502
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	1,178	(142)	2,488	4,567	3,216	11,307
Less: gain on sales of certain available-for-sale securities	—	—	—	4,955	—	4,955
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$1,178	$(142)	$2,488	$(388)	$3,216	$6,352
Six months ended June 30, 2013
Total gains on investment securities, net	$56,428	$2,843	$3,552	$730	$4,446	$67,999
Less: income (losses) attributable to noncontrolling interests, including carried interest	50,823	2,543	(3)	—	—	53,363
Non-GAAP net gains on investment securities, net of noncontrolling interests	$5,605	$300	$3,555	$730	$4,446	$14,636
Six months ended June 30, 2012
Total gains (losses) on investment securities, net	$26,769	$(3,623)	$3,384	$3,693	$3,425	$33,648
Less: income (losses) attributable to noncontrolling interests, including carried interest	24,568	(2,758)	30	—	—	21,840
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	2,201	(865)	3,354	3,693	3,425	11,808
Less: gain on sales of certain available-for-sale securities	—	—	—	4,955	—	4,955
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$2,201	$(865)	$3,354	$(1,262)	$3,425	$6,853
Foreign Exchange Fees
Foreign exchange fees were $12.8 million and $26.2 million for the three and six months ended June 30, 2013, respectively, compared to $12.0 million and $24.1 million for the comparable 2012 periods. The increases were primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes.

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Equity warrant assets (1)
Gains on exercises, net	$1,611	$2,219	(27.4)%	$2,425	$5,160	(53.0)%
Cancellations and expirations	(118)	(603)	(80.4)	(222)	(1,172)	(81.1)
Changes in fair value	5,697	3,260	74.8	8,492	7,823	8.6
Net gains on equity warrant assets	7,190	4,876	47.5	10,695	11,811	(9.4)
Gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (2)	1,013	1,330	(23.8)	1,810	2,395	(24.4)
Gains on internal foreign exchange forward contracts, net (3)	712	2,993	(76.2)	6,912	942	NM
Total gains on foreign exchange forward contracts, net	1,725	4,323	(60.1)	8,722	3,337	161.4
Change in fair value of interest rate swaps	(33)	108	(130.6)	27	497	(94.6)
Net gains (losses) on other derivatives (4)	94	(594)	(115.8)	572	(956)	(159.8)
Gains on derivative instruments, net	$8,976	$8,713	3.0	$20,016	$14,689	36.3

 NM—Not meaningful

(1)	At June 30, 2013, we held warrants in 1,302 companies, compared to 1,215 companies at June 30, 2012.

(2)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.

(3)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments.

(4)	Primarily represents the change in fair value of loan conversion options held by SVB Financial. As of June 30, 2013, the loan conversion options related to five clients.
Net gains on derivative instruments were $9.0 million for the three months ended June 30, 2013, compared to net gains of $8.7 million for the comparable 2012 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $7.2 million for the three months ended June 30, 2013, compared to $4.9 million for the comparable 2012 period. The increase was primarily reflective of net gains from warrant valuations of $5.7 million for the three months ended June 30, 2013, compared to $3.3 million for the comparable period 2012 period. The net gains from warrant valuations of $5.7 million for the three months ended June 30, 2013 primarily related to our private warrant portfolio. Net gains from the exercise of equity warrant assets were $1.6 million for the three months ended June 30, 2013, compared to $2.2 million for the comparable period.

•
Net gains of $0.7 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the three months ended June 30, 2013, compared to net gains of $3.0 million for the comparable 2012 period. The gains for both periods were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by losses of $0.6 million and $3.4 million, respectively, from the revaluation of foreign currency denominated instruments that are included in the line item "Other" within noninterest income as noted below.

Net gains on derivative instruments were $20.0 million for the six months ended June 30, 2013, compared to net gains of $14.7 million for the comparable 2012 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains of $6.9 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the six months ended June 30, 2013, compared to net gains of $0.9 million for the comparable 2012 period. The gains for both periods were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by losses of $7.7 million and $1.5 million, respectively, from the revaluation of foreign currency denominated instruments that are included in the line item "Other" within noninterest income as noted below.

•
Net gains on equity warrant assets of $10.7 million for the six months ended June 30, 2013, compared to net gains of $11.8 million for the comparable 2012 period. The decrease was primarily reflective of net gains from the exercise of equity warrant assets of $2.4 million for the six months ended June 30, 2013, compared to net gains of $5.2 million for the comparable period. Net gains from warrant valuations were $8.5 million for the six months ended June 30, 2013, compared to $7.8 million for the comparable period 2012 period. The net gains from warrant valuations of $8.5 million for the six months ended June 30, 2013 primarily related to our private warrant portfolio.

Credit Card Fees
Credit card fees were $7.6 million and $15.1 million for the three and six months ended June 30, 2013, respectively, compared to $6.2 million and $11.8 million for the comparable 2012 periods. The increases were primarily due to an increase in client volumes and the addition of new credit card clients.
Client Investment Fees
Client investment fees were $3.5 million and $7.0 million for the three and six months ended June 30, 2013, respectively, compared to $3.4 million and $6.3 million for the comparable 2012 periods. The increases were primarily due to an increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet sweep product. The increases in average balances were partially offset by historically low yields on certain products. The following table summarizes average client investment funds for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Client directed investment assets (1)	$6,847	$7,133	(4.0)%	6,872	7,344	(6.4)%
Client investment assets under management	11,498	10,472	9.8	11,403	10,229	11.5
Sweep money market funds	4,856	2,259	115.0	4,570	1,800	153.9
Total average client investment funds (2)	$23,201	$19,864	16.8	22,845	19,373	17.9

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at June 30, 2013 and December 31, 2012:

(Dollars in millions)	June 30, 2013	December 31, 2012	% Change
Client directed investment assets	6,978	7,604	(8.2)%
Client investment assets under management	11,770	10,824	8.7
Sweep money market funds	5,254	4,085	28.6
Total period-end client investment funds	24,002	22,513	6.6

Other Noninterest Income
A summary of other noninterest income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Unused commitment fees	$3,371	$3,678	(8.3)%	$6,847	$6,733	1.7%
Fund management fees	2,940	3,124	(5.9)	5,709	5,952	(4.1)
Service-based fee income (1)	2,001	2,172	(7.9)	3,805	4,546	(16.3)
Net gains on the sale of certain assets related to our equity management services business	—	4,243	(100.0)	—	4,243	(100.0)
Loan syndication fees	750	1,375	(45.5)	750	1,500	(50.0)
Losses on revaluation of foreign currency instruments (2)	(586)	(3,367)	(82.6)	(7,650)	(1,482)	NM
Currency revaluation gains (losses) (3)	80	(1,548)	(105.2)	25	(933)	(102.7)
Other	3,674	2,987	23.0	6,271	5,183	21.0
Total other noninterest income	$12,230	$12,664	(3.4)	$15,757	$25,742	(38.8)

NM—Not meaningful

(1)	Includes income from SVB Analytics.

(2)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(3)
Primarily represents the revaluation of foreign currency denominated investments in certain funds. Included in these amounts are gains of $0.3 million and $0.1 million for the three and six months ended June 30, 2013, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests. This compares to losses of $1.3 million and $0.8 million for the comparable 2012 periods.

Other noninterest income was $12.2 million and $15.8 million for the three and six months ended June 30, 2013, compared to $12.7 million and $25.7 million for the comparable 2012 periods. The decrease of $0.4 million for the three month period was primarily due to the following:

•	Net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012.

•	A decrease of $0.6 million in loan syndication fees attributable to higher levels of completed deals in the second quarter of 2012.

•
Losses on the revaluation of foreign currency instruments of $0.6 million for the three months ended June 30, 2013, compared to losses of $3.4 million for the comparable 2012 period. The losses for both periods were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by gains of $0.7 million and $3.0 million, respectively, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income on the line item "gains on derivative instruments" as noted above.

•
Currency revaluation gains of $0.1 million for the three months ended June 30, 2013, compared to net losses of $1.5 million for the comparable 2012 period. The net losses of $1.5 million for the three months ended June 30, 2012 were primarily due to the strengthening of the U.S. Dollar against the Indian Rupee.

The decrease $10.0 million for the six month period was primarily due to the following:

•
Losses on the revaluation of foreign currency instruments of $7.7 million for the six months ended June 30, 2013, compared to losses of $1.5 million for the comparable 2012 period. The losses for both periods were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by gains of $6.9 million and $0.9 million, respectively, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income on the line item "gains on derivative instruments" as noted above.

•	Net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012.

Noninterest Expense
A summary of noninterest expense for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Compensation and benefits	$84,742	$80,385	5.4%	$173,446	$164,122	5.7%
Professional services	16,633	16,514	0.7	33,793	31,121	8.6
Premises and equipment	11,402	9,419	21.1	22,127	16,983	30.3
Business development and travel	7,783	7,159	8.7	16,055	14,905	7.7
Net occupancy	5,795	5,378	7.8	11,562	11,001	5.1
FDIC assessments	2,853	2,731	4.5	6,235	5,229	19.2
Correspondent bank fees	3,049	2,840	7.4	6,104	5,528	10.4
Provision for unfunded credit commitments	1,347	1,922	(29.9)	3,361	1,664	102.0
Other	9,688	9,418	2.9	19,623	17,225	13.9
Total noninterest expense	$143,292	$135,766	5.5	$292,306	$267,778	9.2
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

	Three months ended June 30,			Six months ended June 30,
Non-GAAP operating efficiency ratio,net of noncontrolling interests (Dollars in thousands, except ratios)	2013	2012	% Change	2013	2012	% Change
GAAP noninterest expense	$143,292	$135,766	5.5%	$292,306	$267,778	9.2%
Less: amounts attributable to noncontrolling interests	2,867	3,947	(27.4)	5,727	6,765	(15.3)
Non-GAAP noninterest expense, net of noncontrolling interests	$140,425	$131,819	6.5	$286,579	$261,013	9.8
GAAP taxable equivalent net interest income	$170,516	$152,419	11.9	$334,115	$303,840	10.0
Less: income attributable to noncontrolling interests	20	38	(47.4)	44	81	(45.7)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	170,496	152,381	11.9	334,071	303,759	10.0
Non-GAAP noninterest income, net of noncontrolling interests	67,488	57,844	16.7	123,602	109,219	13.2
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$237,984	$210,225	13.2	$457,673	$412,978	10.8
Non-GAAP operating efficiency ratio (1)	59.01%	62.70%	(5.9)	62.62%	63.20%	(0.9)

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Compensation and benefits
Salaries and wages	$39,209	$37,501	4.6%	$78,532	$75,621	3.8%
Incentive compensation & ESOP	21,660	20,838	3.9	43,853	41,985	4.4
Other employee benefits (1)	23,873	22,046	8.3	51,061	46,516	9.8
Total compensation and benefits	$84,742	$80,385	5.4	$173,446	$164,122	5.7
Period-end full-time equivalent employees	1,657	1,562	6.1	1,657	1,562	6.1
Average full-time equivalent employees	1,657	1,566	5.8	1,656	1,561	6.1

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee related expenses.

Compensation and benefits expense was $84.7 million for the three months ended June 30, 2013, compared to $80.4 million for the comparable 2012 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $1.8 million in other employee benefits, primarily due to an increase in group health and life insurance expenses, as well as from an increase in the number of average FTEs, which increased by 91 to 1,657 FTEs for the three months ended June 30, 2013, compared to 1,566 FTEs for the comparable 2012 period. The increase in headcount was primarily to support our product development, operational and sales and advisory teams, as well as to support our commercial banking operations and initiatives.

•	An increase of $1.7 million in salaries and wages expense, primarily due to merit increases effective March 2013 and an increase in the number of average FTEs.

•	An increase of $0.8 million in incentive compensation and ESOP/profit sharing expenses, primarily reflective of an increase in the number of average FTEs.
Compensation and benefits expense was $173.4 million for the six months ended June 30, 2013, compared to $164.1 million for the comparable 2012 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $4.5 million in other employee benefits, primarily due to an increase in group health and life insurance expenses, as well as from an increase in the number of average FTEs, which increased by 95 to 1,656 average FTEs for the six months ended June 30, 2013, compared to 1,561 average FTEs for the comparable 2012 period.

•	An increase of $2.9 million in salaries and wages expense, primarily due to merit increases effective March 2013 and an increase in the number of average FTEs.

•	An increase of $1.9 million in incentive compensation and ESOP/profit sharing expenses, primarily reflective of an increase in the number of average FTEs.
Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $25.2 million and $53.0 million for the three and six months ended June 30, 2013, respectively, compared to $23.8 million and $51.6 million for the comparable 2012 periods. These amounts are included in total compensation and benefits expense discussed above.

Professional Services
Professional services expense was $16.6 million and $33.8 million for the three and six months ended June 30, 2013, respectively, compared to $16.5 million and $31.1 million for the comparable 2012 periods. The increase for the six month period was primarily due to increased consulting fees related to our ongoing business and IT infrastructure initiatives.
Premises and Equipment
Premises and equipment expense was $11.4 million and $22.1 million for the three and six months ended June 30, 2013, respectively, compared to $9.4 million and $17.0 million for the comparable 2012 periods. The increases were primarily due to increased spending to enhance and maintain our IT infrastructure.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $1.3 million for the three months ended June 30, 2013, compared to $1.9 million for the comparable 2012 period. The provision of $1.3 million for the three months ended June 30, 2013 was primarily due to an increase in unfunded credit commitment balances $615 million from March 31, 2013 to June 30, 2013.
We recorded a provision for unfunded credit commitments of $3.4 million for the six months ended June 30, 2013, compared to $1.7 million for the comparable 2012 period. The provision for the six months ended June 30, 2013 was primarily reflective of an increase in unfunded credit commitments of $1.2 billion from December 31, 2012 to June 30, 2013.
Other Noninterest Expense
A summary of other noninterest expense for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Telephone	$1,512	$1,547	(2.3)%	$3,069	$3,331	(7.9)%
Client services	1,856	1,739	6.7	3,791	2,992	26.7
Data processing services	1,882	1,310	43.7	3,794	2,715	39.7
Tax credit fund amortization	1,338	962	39.1	2,655	2,020	31.4
Postage and supplies	680	628	8.3	1,218	1,253	(2.8)
Dues and publications	445	557	(20.1)	903	1,031	(12.4)
Other	1,975	2,675	(26.2)	4,193	3,883	8.0
Total other noninterest expense	$9,688	$9,418	2.9	$19,623	$17,225	13.9

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and six months ended June 30, 2013 and 2012, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Net interest income (1)	$(20)	$(38)	(47.4)%	$(44)	$(81)	(45.7)%
Noninterest income (1)	(31,498)	(11,210)	181.0	(54,786)	(17,842)	NM
Noninterest expense (1)	2,867	3,947	(27.4)	5,727	6,765	(15.3)
Carried interest (2)	747	(2,174)	(134.4)	1,545	(3,460)	(144.7)
Net income attributable to noncontrolling interests	$(27,904)	$(9,475)	194.5	$(47,558)	$(14,618)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.
Income Taxes
Our effective income tax expense rate was 38.2 percent for the three months ended June 30, 2013, compared to 39.8 percent for the comparable 2012 period. Our effective income tax expense rate 38.7 percent for the six months ended June 30, 2013, compared to 40.2 percent for the comparable 2012 period. The decreases in the tax rates were primarily attributable to higher low-income housing credits and higher income generated from states with lower state tax rates.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three and six months ended June 30, 2013 and 2012:
Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Net interest income	$154,586	$146,420	5.6%	$303,522	$289,684	4.8%
Provision for loan losses	(18,190)	(8,923)	103.9	(24,397)	(22,159)	10.1
Noninterest income	48,361	52,494	(7.9)	94,902	92,422	2.7
Noninterest expense	(102,283)	(98,686)	3.6	(207,861)	(195,129)	6.5
Income before income tax expense	$82,474	$91,305	(9.7)	$166,166	$164,818	0.8
Total average loans, net of unearned income	$8,203,231	$6,479,544	26.6	$8,036,833	$6,255,450	28.5
Total average assets	20,364,334	19,022,506	7.1	20,413,630	18,789,624	8.6
Total average deposits	18,137,218	17,131,816	5.9	18,219,590	16,916,965	7.7

Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Income before income tax expense from our Global Commercial Bank (“GCB”) decreased by $8.8 million for the three months ended June 30, 2013, primarily driven by a higher provision for loan losses due to strong period-end loan growth and a decrease in noninterest income related to the sale of certain assets related to our equity management services business in the second quarter of 2012. These decreases were partially offset by an increase in net interest income driven by growth in average loans. The key components of GCB's performance for the three months ended June 30, 2013 compared to the comparable 2012 period are discussed below:
Net interest income from our GCB increased by $8.2 million for the three months ended June 30, 2013, primarily due to a $15.2 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $2.2 million increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a $10.0 million decrease in the FTP earned for deposits from decreases in certain short-term market interest rates.
GCB had a provision for loan losses of $18.2 million for the three months ended June 30, 2013, compared to $8.9 million for the comparable 2012 period. The provision of $18.2 million for the three months ended June 30, 2013 was primarily attributable to period-end loan growth, as well as to provide for net charge-offs and a modest increase in our reserve for impaired loans. The provision of $8.9 million for the three months ended June 30, 2012 was primarily attributable to period-end loan growth.
Noninterest income decreased by $4.1 million for the three months ended June 30, 2013, primarily related to net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012, as well as from lower gains on debt fund investments. These decreases were partially offset by higher credit card fees and foreign exchange fees. The increase in credit card fees was primarily due to increases in client volumes and the addition of new credit card clients. The increase in foreign exchange fees was primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes.
Noninterest expense increased by $3.6 million for the three months ended June 30, 2013, primarily due to increases in compensation and benefits and premises and equipment expenses. The increase in compensation and benefits expense was primarily due to an increase in the average number of FTEs at GCB, which increased by 83 to 1,319 FTEs for the three months ended June 30, 2013, compared to 1,236 FTEs for the comparable 2012 period, as well as merit increases. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment expense was primarily due to increased spending to enhance and maintain our IT infrastructure.
Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Income before income tax expense from our GCB increased by $1.3 million for the six months ended June 30, 2013, primarily driven by an increase in net interest income driven by growth in average loans, partially offset by an increase in noninterest expense driven by growth in average FTEs. The key components of GCB's performance for the six months ended June 30, 2013 compared to the comparable 2012 period are discussed below:
Net interest income from GCB increased by $13.8 million for the six months ended June 30, 2013, primarily due to a $29.4 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $5.9 million increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a $21.9 million decrease in the FTP earned for deposits from decreases in certain short-term market interest rates.
GCB had a provision for loan losses of $24.4 million for the six months ended June 30, 2013 , compared to $22.2 million for the comparable 2012 period. The provision of $24.4 million for the six months ended June 30, 2013 was primarily due to period-end loan growth, as well as to provide for net charge-offs and a modest increase in our reserve for impaired loans. The provision of $22.2 million for the six months ended June 30, 2012 was primarily due to net loan charge-offs of $14.3 million, of which $7.1 million related to a single nonperforming hardware loan that was specifically reserved for in the first quarter of 2012, as well as from period-end loan growth.
Noninterest income increased by $2.5 million for the six months ended June 30, 2013, primarily due to an increase in credit card fees and foreign exchange fees, partially offset by gains of $4.2 million on the sale of certain assets related to our equity management services business in the second quarter of 2012. The increase in credit card fees was primarily due to an increase in client volumes and the addition of new credit card clients. The increase in foreign exchange fees was primarily due to improved business conditions for our clients, which resulted in an increase in the number of trades and commissioned notional volumes.
Noninterest expense increased by $12.7 million for the six months ended June 30, 2013, primarily due to increases in compensation and benefits and premises and equipment expenses. The increase in compensation and benefits expense was primarily due to an increase in the average number of FTEs at GCB, which increased by 92 to 1,319 for the six months ended June 30, 2013, compared to 1,227 for the comparable 2012 period, as well as from merit increases. The increase in premises and equipment was primarily due to increased spending to enhance and maintain our IT infrastructure.

SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Net interest income	$5,927	$5,516	7.5%	$12,031	$10,481	14.8%
Reduction of (provision for) loan losses	(382)	924	(141.3)	12	(369)	(103.3)
Noninterest income	253	151	67.5	487	308	58.1
Noninterest expense	(3,461)	(3,223)	7.4	(6,922)	(6,349)	9.0
Income before income tax expense	$2,337	$3,368	(30.6)	$5,608	$4,071	37.8
Total average loans, net of unearned income	$871,746	$742,130	17.5	$858,351	$740,049	16.0
Total average assets	885,259	747,445	18.4	869,682	744,703	16.8
Total average deposits	472,613	253,482	86.4	471,648	246,991	91.0
Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Net interest income from SVB Private Bank increased by $0.4 million for the three months ended June 30, 2013, primarily due to an increase in the FTP earned for deposits due to average deposit growth and an increase in loan interest income from an increase in average loan balances. These increases were partially offset by a decrease in the overall yield on our Private Bank loan portfolio, reflective of the current low interest rate environment.
SVB Private Bank had a provision for loan losses of $0.4 million for the three months ended June 30, 2013, compared to a reduction of provision of $0.9 million for the comparable 2012 period. The provision for the three months ended June 30, 2013 was primarily due to net charge-offs. The reduction of provision for the three months ended June 30, 2012 was primarily due to a reduction in the reserve for impaired loans, partially offset by period-end loan growth.
Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Net interest income from SVB Private Bank increased by $1.6 million for the six months ended June 30, 2013, primarily due to an increase in the FTP earned for deposits due to average deposit growth and an increase in loan interest income from an increase in average loan balances. These increases were partially offset by a decrease in the overall yield on our Private Bank loan portfolio, reflective of the current low interest rate environment.
SVB Private Bank had a reduction of provision for loan losses of $12 thousand for the six months ended June 30, 2013, compared to a provision of $0.4 million for the comparable 2012 period. The provision of $0.4 million for the six months ended June 30, 2012 was primarily due to period-end loan growth, partially offset by a reduction in the reserve for impaired loans.
Noninterest expense increased by $0.6 million for the six months ended June 30, 2013, primarily due to an increase in premises and equipment and advertising expenses to support the growth of SVB Private Bank.
SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Net interest income	$3	$9	(66.7)%	$4	$16	(75.0)%
Noninterest income	7,281	4,557	59.8	12,722	8,144	56.2
Noninterest expense	(2,757)	(2,872)	(4.0)	(5,143)	(5,408)	(4.9)
Income before income tax expense	$4,527	$1,694	167.2	$7,583	$2,752	175.5
Total average assets	$269,771	$251,295	7.4	$254,343	$254,835	(0.2)

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

Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Noninterest income increased by $2.7 million to $7.3 million for the three months ended June 30, 2013, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $4.2 million for the three months ended June 30, 2013, compared to net gains of $1.7 million for the comparable 2012 period. The net gains on investment securities of $4.2 million for the three months ended June 30, 2013 were primarily driven by unrealized valuation increases and carried interest from three of our managed funds of funds.

•	Fund management fees of $2.9 million for three months ended June 30, 2013, compared to $3.1 million for the comparable 2012 period.
Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Noninterest income increased by $4.6 million to $12.7 million for the six months ended June 30, 2013, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $7.2 million for the six months ended June 30, 2013, compared to net gains of $2.3 million for the comparable 2012 period. The net gains on investment securities of $7.2 million for the six months ended June 30, 2013 were primarily driven by unrealized valuation increases and carried interest from three of our managed funds of funds.

•	Fund management fees of $5.7 million for the six months ended June 30, 2013, compared to $6.0 million for the comparable 2012 period.
Consolidated Financial Condition
Our total assets were $22.2 billion at June 30, 2013, a decrease of $612 million, or 2.7 percent, compared to $22.8 billion at December 31, 2012. This decrease was primarily driven by a decrease in deposits. Below is a summary of the individual components of total assets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $873 million at June 30, 2013, a decrease of $136 million, or 13.5 percent, compared to $1.0 billion at December 31, 2012. The decrease was primarily driven by the funding of loan growth at period-end.
As of June 30, 2013 and December 31, 2012, $200 million and $72 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $234 million and $283 million, respectively.
Investment Securities
Investment securities totaled $11.3 billion at June 30, 2013, a decrease of $1.2 billion, or 9.8 percent, compared to $12.5 billion at December 31, 2012. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable securities portfolio, which primarily represents investments managed as part of our funds management business. The decrease of $1.2 billion included a decrease of $1.3 billion in available-for-sale securities, offset by an increase of $71 million in non-marketable securities. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability strategies. Available-for-sale securities were $10.0 billion at June 30, 2013, a decrease of $1.3 billion, or 11.5 percent, compared to $11.3 billion at December 31, 2012. The decrease was primarily due to paydowns, scheduled maturities and called maturities of $1.3 billion, as well as a decrease of $195 million in the fair value of our portfolio resulting from significant increases in period-end market interest rates. These decreases were partially offset by purchases of new investments of $220 million. The paydowns of securities of $1.3 billion were comprised of $1.0 billion in fixed-rate securities and $331 million in variable-rate securities. The purchases of new investments of $220 million were primarily comprised of fixed-rate agency-issued mortgage securities.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At June 30, 2013, our estimated portfolio duration was 2.7 years, compared to 2.2 years at December 31, 2012.
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
Non-marketable securities were $1.3 billion at June 30, 2013, an increase of $71 million, or 6.0 percent, compared to $1.2 billion at December 31, 2012. The increase was primarily attributable to additional capital calls for fund investments. The following table summarizes the carrying value (as reported) of nonmarketable securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$741,522	$78,258	$665,921	$75,893
Other venture capital investments (2)	123,493	8,566	127,091	8,962
Non-marketable securities (equity method accounting):
Other investments	144,149	144,149	139,330	139,330
Low income housing tax credit funds	71,382	71,382	70,318	70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	156,391	156,391	161,884	161,884
Other investments	18,488	18,488	19,721	19,721
Total non-marketable securities	$1,255,425	$477,234	$1,184,265	$476,108

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$32,111	$4,033	$32,850	$4,126
SVB Strategic Investors Fund II, LP	93,110	7,981	91,294	7,825
SVB Strategic Investors Fund III, LP	223,568	13,125	209,696	12,311
SVB Strategic Investors Fund IV, LP	198,734	9,937	169,931	8,497
Strategic Investors Fund V Funds	69,110	227	40,622	112
Strategic Investors Fund VI Funds	1,321	2	—	—
SVB Capital Preferred Return Fund, LP	56,140	13,241	53,643	12,652
SVB Capital—NT Growth Partners, LP	60,775	24,101	60,120	23,842
SVB Capital Partners II, LP	1,098	56	1,303	66
Other private equity fund	5,555	5,555	6,462	6,462
Total venture capital and private equity fund investments	$741,522	$78,258	$665,921	$75,893

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$39,680	$4,244	$43,493	$4,652
SVB Capital Partners II, LP	79,913	4,058	79,761	4,051
SVB Capital Shanghai Yangpu Venture Capital Fund	3,900	264	3,837	259
Total other venture capital investments	$123,493	$8,566	$127,091	$8,962
Loans
Loans, net of unearned income were $9.6 billion at June 30, 2013, an increase of $675 million, or 7.5 percent, compared to $8.9 billion at December 31, 2012. Unearned income was $83 million at June 30, 2013, compared to $77 million at December 31, 2012. Total gross loans were $9.7 billion at June 30, 2013, an increase of $681 million, or 7.5 percent, compared to $9.0 billion at December 31, 2012. The increase came primarily from later stage clients in our software portfolio, as well as from our venture capital/private equity portfolio for capital call lines of credit. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$3,593,954	37.0%	$3,293,899	36.5%
Hardware	1,217,612	12.5	1,129,484	12.5
Venture capital/private equity	1,942,664	20.0	1,749,903	19.4
Life science	1,095,581	11.3	1,076,792	11.9
Premium wine	143,990	1.5	144,937	1.6
Other	312,618	3.3	318,588	3.5
Total commercial loans	8,306,419	85.6	7,713,603	85.5
Real estate secured loans:
Premium wine	467,065	4.8	414,347	4.6
Consumer loans	778,310	8.0	685,493	7.6
Total real estate secured loans	1,245,375	12.8	1,099,840	12.2
Construction loans	66,774	0.7	65,726	0.7
Consumer loans	86,896	0.9	145,079	1.6
Total gross loans	$9,705,464	100.0%	$9,024,248	100.0%

Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of June 30, 2013:

	June 30, 2013
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$1,060,729	$524,527	$720,011	$741,961	$546,726	$3,593,954
Hardware	308,475	234,093	120,921	296,772	257,351	1,217,612
Venture capital/private equity	315,110	195,867	341,281	273,490	816,916	1,942,664
Life science	309,820	286,338	172,861	143,200	183,362	1,095,581
Premium wine (1)	64,123	28,720	31,176	19,971	—	143,990
Other	117,374	66,708	21,243	76,668	30,625	312,618
Commercial loans	2,175,631	1,336,253	1,407,493	1,552,062	1,834,980	8,306,419
Real estate secured loans:
Premium wine (1)	117,608	113,555	127,801	76,601	31,500	467,065
Consumer loans (2)	657,369	67,560	33,381	20,000	—	778,310
Real estate secured loans	774,977	181,115	161,182	96,601	31,500	1,245,375
Construction loans	15,413	51,361	—	—	—	66,774
Consumer loans (2)	24,456	18,588	780	3,072	40,000	86,896
Total gross loans	$2,990,477	$1,587,317	$1,569,455	$1,651,735	$1,906,480	$9,705,464

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.
At June 30, 2013, gross loans (individually or in the aggregate) totaling $3.6 billion, or 36.7 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 112 clients, and of these loans, none were on nonaccrual status as of June 30, 2013.
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
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 9.3 percent of total gross loans at June 30, 2013, compared to 8.8 percent at December 31, 2012. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At June 30, 2013, our lending to venture capital/private equity firms represented 20.0 percent of total gross loans, compared to 19.4 percent of total gross loans at December 31, 2012. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At June 30, 2013, sponsor-led buyout loans represented 11.3 percent of total gross loans, compared to 11.8 percent of total gross loans at December 31, 2012. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk.
At June 30, 2013, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.2 percent and 4.4 percent, respectively, of total gross loans, compared to 7.0 percent and 4.8 percent, respectively at December 31, 2012. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 42.0 percent of our outstanding total gross loan balances as of June 30, 2013 were to borrowers based in California compared to 38.5 percent as of December 31, 2012. Other than California, there are no states with balances greater than 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2012 Form 10-K.
Credit Quality Indicators
As of June 30, 2013, our criticized and impaired loans represented 7.0 percent of our total gross loans. This compares to 6.6 percent at December 31, 2012. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up 9.3 percent of our loan portfolio. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	June 30, 2013	December 31, 2012
Gross nonperforming, past due, and restructured loans:
Loans past due 90 days or more still accruing interest	$1,861	$19
Impaired loans	41,159	38,279
Performing TDRs	1,012	734
Nonperforming loans as a percentage of total gross loans	0.42%	0.42%
Nonperforming assets as a percentage of total assets	0.19	0.17
Allowance for loan losses	$119,571	$110,651
As a percentage of total gross loans	1.23%	1.23%
As a percentage of total gross nonperforming loans	290.51	289.06
Allowance for loan losses for impaired loans	$10,353	$6,261
As a percentage of total gross loans	0.11%	0.07%
As a percentage of total gross nonperforming loans	25.15	16.36
Allowance for loan losses for total gross performing loans	$109,218	$104,390
As a percentage of total gross loans	1.13%	1.16%
As a percentage of total gross performing loans	1.13	1.16
Total gross loans	$9,705,464	$9,024,248
Total gross performing loans	9,664,305	8,985,969
Reserve for unfunded credit commitments (1)	25,647	22,299
As a percentage of total unfunded credit commitments	0.26%	0.26%
Total unfunded credit commitments (2)	$9,785,736	$8,610,791

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans remained flat at 1.23 percent for both June 30, 2013 and December 31, 2012. Our reserve percentage for performing loans decreased to 1.13 percent at June 30, 2013, compared to 1.16 percent at December 31, 2012 .
Our nonperforming loans were $41.2 million at June 30, 2013, compared to $38.3 million at December 31, 2012. The allowance for loan losses related to impaired loans was $10.4 million at June 30, 2013 compared to $6.3 million at December 31, 2012.
Average impaired loans for the three and six months ended June 30, 2013 were $41.5 million and $41.4 million, respectively, compared to $35.3 million and $36.6 million for the comparable 2012 periods. If the impaired loans had not been impaired, $0.6 million and $1.2 million in interest income would have been recorded for the three and six months ended June 30, 2013 and 2012, respectively, compared to $0.5 million and $1.1 million for the comparable 2012 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at June 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012	% Change
Derivative assets, gross (1)	$101,934	$98,266	3.7%
Accrued interest receivable	68,571	64,167	6.9
Deferred tax assets	55,618	—	—
FHLB and Federal Reserve Bank stock	40,532	39,806	1.8
Foreign exchange spot contract assets, gross	66,824	42,653	56.7
Accounts receivable	17,700	15,650	13.1
Other assets	62,460	66,329	(5.8)
Total accrued interest receivable and other assets	$413,639	$326,871	26.5

(1)	See “Derivatives” section below.
Deferred Tax Assets
Our deferred taxes moved to a net asset position at June 30, 2013, primarily due to a decrease in the fair value of our available-for-sale securities portfolio resulting from significant increases in period-end market interest rates.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $24 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012	% Change
Assets:
Equity warrant assets	$76,584	$74,272	3.1%
Foreign exchange forward and option contracts	16,395	13,541	21.1
Interest rate swaps	7,224	9,005	(19.8)
Loan conversion options	1,595	890	79.2
Client interest rate derivatives	136	558	(75.6)
Total derivative assets	$101,934	$98,266	3.7
Liabilities:
Foreign exchange forward and option contracts	$(11,298)	$(12,847)	(12.1)
Client interest rate derivatives	(145)	(590)	(75.4)
Total derivative liabilities	$(11,443)	$(13,437)	(14.8)
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At June 30, 2013, we held warrants in 1,302 companies, compared to 1,270 companies at December 31, 2012. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$72,333	$71,404	$74,272	$66,953
New equity warrant assets	3,941	4,546	6,444	7,154
Non-cash increases in fair value	5,697	3,260	8,492	7,823
Exercised equity warrant assets	(5,269)	(4,202)	(12,402)	(6,353)
Terminated equity warrant assets	(118)	(603)	(222)	(1,172)
Balance, end of period	$76,584	$74,405	$76,584	$74,405
Interest Rate Swaps
For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2013 and December 31, 2012 amounted to $5.1 million and $0.7 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Deposits
Deposits were $18.7 billion at June 30, 2013, a decrease of $486 million, or 2.5 percent, compared to $19.2 billion at December 31, 2012. The decrease was driven by a decrease of $662 million in noninterest-bearing demand deposits, partially offset by an increase of $175 million in interest-bearing deposits. The decrease in noninterest-bearing deposits was primarily driven by our existing clients' increased utilization of our off-balance sheet sweep product, partially offset by strong levels of new client additions. At June 30, 2013, 29.3 percent of our total deposits were interest-bearing deposits, compared to 27.6 percent at December 31, 2012.
At June 30, 2013, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $138 million, compared to $133 million at December 31, 2012. At June 30, 2013, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $5.4 million at June 30, 2013, compared to $166 million at December 31, 2012. The decrease was primarily due to overnight borrowings of $160 million at December 31, 2012, which were repaid early in 2013. Overnight borrowings are utilized for daily cash management purposes and are a normal part of our liquidity management practices.
Long-Term Debt
At June 30, 2013, we had long-term debt of $456 million, compared to $458 million at December 31, 2012. At both June 30, 2013 and December 31, 2012, long-term debt included our 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Other Liabilities
A summary of other liabilities at June 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012	% Change
Foreign exchange spot contract liabilities, gross	$102,973	$57,868	77.9%
Accrued compensation	54,551	94,209	(42.1)
Reserve for unfunded credit commitments	25,647	22,299	15.0
Derivative liabilities, gross (1)	11,443	13,437	(14.8)
Deferred tax liabilities	—	25,580	(100.0)
Other	135,780	147,173	(7.7)
Total other liabilities	$330,394	$360,566	(8.4)

(1)	See “Derivatives” section above.

Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $45 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $40 million was primarily the result of 2012 incentive compensation payouts during the first quarter of 2013, partially offset by additional accruals for the six months ended June 30, 2013.
Deferred Tax Liabilities
Our deferred taxes moved to a net asset position at June 30, 2013, primarily due to a decrease in the fair value of our available-for-sale securities portfolio resulting from significant increases in period-end market interest rates. See "Other Assets" above.
Noncontrolling Interests
Noncontrolling interests totaled $824 million and $775 million at June 30, 2013 and December 31, 2012, respectively. The increase of $49 million was primarily due to net income attributable to noncontrolling interests of $47.6 million for the six months ended June 30, 2013.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$11,019,353	$938,244	$12,244,783	$859,141
As a percentage of total assets	49.7%	4.2%	53.8%	3.8%
Liabilities carried at fair value	$11,443	$—	$13,437	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	91.5%	8.5%	93.0%	7.0%
As of June 30, 2013, our available-for-sale securities, consisting primarily of agency-issued mortgage-backed securities and debentures issued by the U.S. government and its agencies, represented, totaled $10.0 billion, or 91.1 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $11.3 billion, or 92.6 percent, as of December 31, 2012. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
Financial assets valued using Level 3 measurements consist of our investments in venture capital and private equity funds and direct equity investments in privately held companies, as well as equity warrant assets in shares of private company capital stock.
During the three and six months ended June 30, 2013, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $39.3 million and $65.4 million (which is inclusive of noncontrolling interest), respectively, primarily due to valuation increases in underlying fund investments in our managed funds and from our equity warrant assets, as well as gains from liquidity events and distributions. During the three and six months ended June 30, 2012, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $16.9 million and $29.2 million, (which is inclusive of noncontrolling interest), respectively.

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity remained relatively flat at $1.8 billion for both June 30, 2013 and December 31, 2012, with an increase of $17 million, or 1.0 percent. This increase was primarily the result of net income of $89.5 million for the six months ended June 30, 2013, and an increase in additional-paid-in-capital of $46 million primarily from stock option exercises during the six months ended June 30, 2013. These increases were largely offset by a decrease in accumulated other comprehensive income of $118 million primarily due to a decrease in the fair value of our available-for-sale securities portfolio as a result of significant increases in period-end market interest rates.
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
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2013 and December 31, 2012. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	June 30, 2013	December 31, 2012	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio	14.03%	14.05%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.84	12.79	6.0	4.0
Tier 1 leverage ratio	8.78	8.06	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	8.34	8.04	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.73	13.53	N/A	N/A
Bank:
Total risk-based capital ratio	12.42%	12.53%	10.0%	8.0%
Tier 1 risk-based capital ratio	11.20	11.24	6.0	4.0
Tier 1 leverage ratio	7.66	7.06	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.60	7.41	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	11.18	12.08	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The Federal Reserve Bank has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our total and tier 1 risk-based capital ratios for both SVB Financial and the Bank remained relatively flat compared to December 31, 2012 reflective of increases in risk-weighted assets, which primarily reflects our growth in period-end loan balances. The growth in risk-weighted assets was largely offset by growth in retained earnings and additional-paid-in-capital. Our tier 1 leverage ratios for both SVB Financial and the Bank increased compared to December 31, 2012 due to growth in retained earnings and additional-paid-in-capital, while average assets remained relatively flat. All of our capital ratios are above the levels to be considered “well capitalized”.
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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
GAAP SVBFG stockholders’ equity	$1,847,956	$1,830,555	$1,585,117	$1,591,643
Less:
Intangible assets	—	—	—	—
Tangible common equity	$1,847,956	$1,830,555	$1,585,117	$1,591,643
GAAP Total assets	$22,153,901	$22,766,123	$20,867,463	$21,471,111
Less:
Intangible assets	—	—	—	—
Tangible assets	$22,153,901	$22,766,123	$20,867,463	$21,471,111
Risk-weighted assets	$14,519,645	$13,532,984	$14,174,380	$13,177,887
Tangible common equity to tangible assets	8.34%	8.04%	7.60%	7.41%
Tangible common equity to risk-weighted assets	12.73	13.53	11.18	12.08

For both SVB Financial and the Bank, the tangible common equity to tangible assets ratios increased due to decreases in total assets resulting from a decrease in deposits, while total equity remained relatively flat. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios increased due to increases in risk-weighted assets, which primarily reflects our growth in period-end loan balances.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At June 30, 2013, our period-end total deposit balances decreased by $486 million to $18.7 billion, compared to $19.2 billion at December 31, 2012. This decrease was primarily reflective of our existing clients’ increased utilization of our off-balance sheet sweep product, partially offset by strong levels of new client additions.
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

Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2013 and 2012. For further details, see our "Interim Consolidated Statements of Cash Flows" under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in thousands)	2013	2012
Average cash and cash equivalents	$1,047,091	$1,325,539
Percentage of total average assets	4.7%	6.4%
Net cash provided by (used for) operating activities	$32,986	$(6,102)
Net cash provided by (used for) investing activities	441,320	(981,459)
Net cash (used for) provided by financing activities	(610,038)	1,284,338
Net (decrease) increase in cash and cash equivalents	$(135,732)	$296,777
Average cash and cash equivalents decreased by $278 million, or 21.0 percent, to $1.0 billion for the six months ended June 30, 2013, compared to $1.3 billion for the comparable 2012 period. The decrease was primarily due to the funding of loan growth.
Net cash provided by operating activities was $33 million for the six months ended June 30, 2013, primarily reflective of net income of $89.5 million, partially offset by $40 million in net payouts of accrued compensation.
Net cash provided by investing activities of $441 million for the six months ended June 30, 2013 included $1.3 billion from sales, maturities and paydowns of available-for-sale securities, partially offset by a $671 million net increase in loans and $220 million for purchases of available-for-sale securities.
Net cash used for financing activities was $610 million for the six months ended June 30, 2013, reflective of a net decrease of $486 million in deposits and $160 million in repayment of overnight borrowings, partially offset by proceeds of $32 million from the issuance of common stock and ESPP.
Cash and cash equivalents at June 30, 2013 were $873 million, compared to $1.4 billion at June 30, 2012.

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
The following table presents our EVE and NII sensitivity exposure at June 30, 2013 and December 31, 2012, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
June 30, 2013:
+200	$3,720,730	$505,850	15.7	$855,928	$144,580	20.3%
+100	3,432,198	217,318	6.8	773,442	62,094	8.7
—	3,214,880	—	—	711,348	—	—
-100	3,143,393	(71,487)	(2.2)	700,844	(10,504)	(1.5)
-200	3,299,802	84,922	2.6	695,214	(16,134)	(2.3)
December 31, 2012:
+200	$3,176,231	$345,925	12.2%	$834,208	$137,021	19.7%
+100	2,862,361	32,055	1.1	757,662	60,475	8.7
—	2,830,306	—	—	697,187	—	—
-100	2,981,216	150,910	5.3	671,976	(25,211)	(3.6)
-200	3,012,121	181,815	6.4	670,445	(26,742)	(3.8)

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
Our base case EVE at June 30, 2013 increased from December 31, 2012 by $385 million, primarily due to the change in balance sheet mix and steeper market yield curves. The change in balance sheet mix was primarily reflective of an increase of $675 million in our loan portfolio, partially offset by a decrease of $1.3 billion in available-for-sale securities. EVE sensitivity slightly increased in the simulated upward interest rate movements due to a decrease in fixed rate available-for-sale securities. In the simulated downward interest rate movements, EVE sensitivity decreased due to steeper and higher market yield curves. The higher yield curve had a bigger reduction impact on non-interest bearing deposits, which more than offset the asset value increase from the down rate scenarios.
12-Month Net Interest Income Simulation
Our expected 12-month NII at June 30, 2013 increased from December 31, 2012 by $14 million, primarily due to an increase of $675 million in our loan portfolio, partially offset by a decrease of $1.3 billion in available-for-sale securities. NII sensitivity increased slightly in the simulated upward interest rate movements due to an increase in variable rate interest-earning assets, partially offset by an increase in interest bearing deposits. In the simulated downward interest rate movements, the NII sensitivity decreased due to a lower short-end market yield curve, which reduced the negative impact of rate reset from the variable rate assets.
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
Based on our estimates, we do not believe the amount of potential liability associated with the securities subject to rescission rights is material to our financial condition or results of operations. As of June 30, 2013, we estimate that there were less than 40,000 shares of our common stock (over the one-year period preceding such date) that would be subject to rescission rights; substantially none of which, based on our closing stock price of $87.12 as of August 6, 2013 would be economically advantageous for participants to exercise any such rescission rights. These securities continue to be reflected in stockholders' equity in our balance sheet.
We filed a new registration statement on Form S-8 on May 20, 2013 to register future sales of our common stock through our common stock fund under the 401(k) Plan.
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

SVB Financial Group

Date: August 8, 2013	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 8, 2013	/s/ KAMRAN HUSAIN
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