Form 10-Q
period 2013-09-30
SVB FINANCIAL GROUP
filed 2013-11-08
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2013, 45,666,482 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$1,942,744	$1,008,983
Available-for-sale securities	10,209,917	11,343,177
Non-marketable and other securities	1,425,138	1,184,265
Investment securities	11,635,055	12,527,442
Loans, net of unearned income	9,824,982	8,946,933
Allowance for loan losses	(124,734)	(110,651)
Net loans	9,700,248	8,836,282
Premises and equipment, net of accumulated depreciation and amortization	65,385	66,545
Accrued interest receivable and other assets	397,432	326,871
Total assets	$23,740,864	$22,766,123
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$14,105,728	$13,875,275
Interest-bearing deposits	5,891,263	5,301,177
Total deposits	19,996,991	19,176,452
Short-term borrowings	5,580	166,110
Other liabilities	358,905	360,566
Long-term debt	455,744	457,762
Total liabilities	20,817,220	20,160,890
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,608,370 shares and 44,627,182 shares outstanding, respectively	46	45
Additional paid-in capital	607,463	547,079
Retained earnings	1,331,975	1,174,878
Accumulated other comprehensive income	5,443	108,553
Total SVBFG stockholders’ equity	1,944,927	1,830,555
Noncontrolling interests	978,717	774,678
Total equity	2,923,644	2,605,233
Total liabilities and total equity	$23,740,864	$22,766,123

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Interest income:
Loans	$139,687	$121,446	$395,216	$344,842
Available-for-sale securities:
Taxable	43,604	38,493	134,013	129,940
Non-taxable	797	894	2,403	2,693
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,152	1,125	2,605	3,075
Total interest income	185,240	161,958	534,237	480,550
Interest expense:
Deposits	2,397	1,740	6,533	4,835
Borrowings	5,747	5,788	17,358	18,414
Total interest expense	8,144	7,528	23,891	23,249
Net interest income	177,096	154,430	510,346	457,301
Provision for loan losses	10,638	6,788	35,023	29,316
Net interest income after provision for loan losses	166,458	147,642	475,323	427,985
Noninterest income:
Gains on investment securities, net	187,862	20,228	255,861	53,876
Foreign exchange fees	12,887	12,211	39,113	36,345
Gains on derivative instruments, net	10,202	1,111	30,218	15,800
Deposit service charges	8,902	8,369	26,602	24,834
Credit card fees	8,188	6,348	23,245	18,185
Letters of credit and standby letters of credit income	3,790	3,495	10,879	10,427
Client investment fees	3,393	3,954	10,392	10,226
Other	22,426	13,423	38,183	39,165
Total noninterest income	257,650	69,139	434,493	208,858
Noninterest expense:
Compensation and benefits	96,869	79,262	270,315	243,384
Professional services	18,966	17,759	52,759	48,880
Premises and equipment	12,171	11,247	34,298	28,230
Business development and travel	7,378	6,838	23,433	21,743
Net occupancy	5,898	5,666	17,460	16,667
FDIC assessments	2,913	2,836	9,148	8,065
Correspondent bank fees	2,906	3,000	9,009	8,528
Provision for (reduction of) unfunded credit commitments	2,774	(400)	6,135	1,264
Other	10,649	8,963	30,273	26,188
Total noninterest expense	160,524	135,171	452,830	402,949
Income before income tax expense	263,584	81,610	456,986	233,894
Income tax expense	47,404	28,470	103,773	83,743
Net income before noncontrolling interests	216,180	53,140	353,213	150,151
Net income attributable to noncontrolling interests	(148,559)	(10,851)	(196,117)	(25,469)
Net income available to common stockholders	$67,621	$42,289	$157,096	$124,682
Earnings per common share—basic	$1.48	$0.95	$3.48	$2.82
Earnings per common share—diluted	1.46	0.94	3.43	2.79

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income before noncontrolling interests	$216,180	$53,140	$353,213	$150,151
Other comprehensive income (loss), net of tax:
Change in cumulative translation (loss) income:
Foreign currency translation (loss) income	(1,540)	2,940	(6,341)	755
Related tax benefit (expense)	631	(1,190)	2,539	(314)
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	27,289	27,596	(167,021)	64,631
Related tax (expense) benefit	(11,032)	(11,473)	68,299	(26,290)
Reclassification adjustment for (gains) losses included in net income	(219)	101	(949)	(3,592)
Related tax benefit (expense)	85	(41)	363	1,421
Other comprehensive income (loss), net of tax	15,214	17,933	(103,110)	36,611
Comprehensive income	231,394	71,073	250,103	186,762
Comprehensive income attributable to noncontrolling interests	(148,559)	(10,851)	(196,117)	(25,469)
Comprehensive income attributable to SVBFG	$82,835	$60,222	$53,986	$161,293

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389
Common stock issued under employee benefit plans, net of restricted stock cancellations	929,032	1	27,350	—	—	27,351	—	27,351
Common stock issued under ESOP	73,560	—	4,345	—	—	4,345	—	4,345
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	6,312	—	—	6,312	—	6,312
Net income	—	—	—	124,682	—	124,682	25,469	150,151
Capital calls and distributions, net	—	—	—	—	—	—	63,956	63,956
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	36,170	36,170	—	36,170
Foreign currency translation adjustments, net of tax	—	—	—	—	441	441	—	441
Share-based compensation expense	—	—	16,231	—	—	16,231	—	16,231
Balance at September 30, 2012	44,510,524	$45	$538,454	$1,124,415	$122,010	$1,784,924	$770,422	$2,555,346
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Common stock issued under employee benefit plans, net of restricted stock cancellations	906,242	1	33,241	—	—	33,242	—	33,242
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	3,148	—	—	3,148	—	3,148
Net income	—	—	—	157,096	—	157,096	196,117	353,213
Capital calls and distributions, net	—	—	—	—	—	—	7,922	7,922
Net change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	(99,308)	(99,308)	—	(99,308)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,802)	(3,802)	—	(3,802)
Share-based compensation expense	—	—	18,826	—	—	18,826	—	18,826
Other, net	—	—	3	1	—	4	—	4
Balance at September 30, 2013	45,608,370	$46	$607,463	$1,331,975	$5,443	$1,944,927	$978,717	$2,923,644
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income before noncontrolling interests	$353,213	$150,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,023	29,316
Provision for unfunded credit commitments	6,135	1,264
Changes in fair values of derivatives, net	(16,594)	(4,411)
Gains on investment securities, net	(255,861)	(53,876)
Depreciation and amortization	26,474	22,651
Amortization of premiums and discounts on available-for-sale securities, net	21,040	42,511
Tax (expense) benefit from stock exercises	(1,353)	1,245
Amortization of share-based compensation	18,945	16,594
Amortization of deferred loan fees	(51,941)	(42,308)
Deferred income tax expense	(3,488)	(997)
Gain on the sale of certain assets related to our equity services management business	—	(4,243)
Losses from the write-off of premises and equipment	1,273	1,941
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(5,183)	(9,084)
Accounts receivable and payable, net	1,463	33,277
Income tax payable and receivable, net	(7,787)	6,223
Accrued compensation	(7,481)	(40,600)
Foreign exchange spot contracts, net	12,442	(41,188)
Other, net	(27,005)	19,140
Net cash provided by operating activities	99,315	127,606
Cash flows from investing activities:
Purchases of available-for-sale securities	(906,495)	(2,859,155)
Proceeds from sales of available-for-sale securities	10,207	326,178
Proceeds from maturities and pay downs of available-for-sale securities	1,879,424	2,047,753
Purchases of non-marketable and other securities (cost and equity method accounting)	(20,019)	(114,134)
Proceeds from sales of non-marketable and other securities (cost and equity method accounting)	47,069	31,903
Purchases of non-marketable and other securities (fair value accounting)	(108,663)	(99,062)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	103,105	94,188
Net increase in loans	(867,075)	(1,218,366)
Proceeds from recoveries of charged-off loans	8,163	8,018
Purchases of premises and equipment	(22,110)	(33,489)
Proceeds from the sale of certain assets related to our equity services management business	—	2,870
Net cash provided by (used for) investing activities	123,606	(1,813,296)
Cash flows from financing activities:
Net increase in deposits	820,539	1,015,530
(Decrease) increase in short-term borrowings	(160,530)	508,170
Principal payments of other long term debt	—	(1,222)
Capital contributions from noncontrolling interests, net of distributions	7,922	63,956
Tax benefit from stock exercises	4,501	5,067
Proceeds from issuance of common stock and ESPP	38,408	27,350
Principal payments of 5.70% Senior Notes	—	(141,429)
Net cash provided by financing activities	710,840	1,477,422
Net increase (decrease) in cash and cash equivalents	933,761	(208,268)
Cash and cash equivalents at beginning of period	1,008,983	1,114,948
Cash and cash equivalents at end of period	$1,942,744	$906,680
Supplemental disclosures:
Cash paid during the period for:
Interest	$28,339	$28,000
Income taxes	107,282	69,094
Noncash items during the period:
Unrealized (losses) gains on available-for-sale securities, net of tax	$(99,308)	$36,170

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).
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
Impact of Adopting ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard, which requires new disclosures surrounding derivative instruments and certain financial instruments that are offset on the statement of financial position, or are eligible for offset subject to a master netting arrangement. This standard was issued concurrent with the IASB’s issuance of a similar standard with the objective of converged disclosure guidance. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning on or after January 1, 2013, and was therefore adopted in the first quarter of 2013. The standard increased the disclosure requirements for derivative instruments and certain financial instruments that are subject to master netting arrangements, and did not have any impact on our financial position, results of operations or stockholders' equity. See Note 8 - “Derivative Financial Instruments” for further details.
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
Recently Issued Accounting Pronouncements
In June 2013, the FASB issued Accounting Standards Update (ASU) 2013-08, Financial Services - Investment Companies (ASC Topic 946): Amendments to the Scope, Measurement and Disclosure Requirement. This ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 will be applied prospectively for all periods beginning after December 15, 2013. We do not expect this ASU to have a material effect on our results of operations or financial position.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income available to common stockholders	$67,621	$42,289	$157,096	$124,682
Denominator:
Weighted average common shares outstanding-basic	45,580	44,449	45,180	44,147
Weighted average effect of dilutive securities:
Stock options and ESPP	429	346	405	402
Restricted stock units	193	120	180	143
Denominator for diluted calculation	46,202	44,915	45,765	44,692
Earnings per common share:
Basic	$1.48	$0.95	$3.48	$2.82
Diluted	$1.46	$0.94	$3.43	$2.79
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2013	2012	2013	2012
Stock options	343	795	546	658
Restricted stock units	—	220	1	—
Total	343	1,015	547	658
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive (loss) income into the Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2013 and 2012:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Income Statement Location	2013	2012	2013	2012
Reclassification adjustment for (gains) losses included in net income	Gains on investment securities, net	$(219)	$101	$(949)	$(3,592)
Related tax benefit (expense)	Income tax expense	85	(41)	363	1,421
Total reclassification adjustment for gains included in net income, net of tax		$(134)	$60	$(586)	$(2,171)

3.	Share-Based Compensation
For the three and nine months ended September 30, 2013 and 2012, we recorded share-based compensation and related tax benefits as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Share-based compensation expense	$6,723	$5,617	$18,945	$16,594
Income tax benefit related to share-based compensation expense	(2,243)	(1,720)	(5,801)	(4,408)

Unrecognized Compensation Expense
As of September 30, 2013, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$17,195	2.67
Restricted stock units	34,357	2.72
Total unrecognized share-based compensation expense	$51,552
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2012	2,060,413	$49.15
Granted	311,692	71.54
Exercised	(661,216)	45.97
Forfeited	(44,330)	55.85
Expired	(953)	51.86
Outstanding at September 30, 2013	1,665,606	54.42	4.33 years	$53,233,391
Vested and expected to vest at September 30, 2013	1,610,512	54.02	4.28 years	52,113,576
Exercisable at September 30, 2013	789,760	44.89	3.15 years	32,761,622
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $86.37 as of September 30, 2013. The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $6.5 million and $18.4 million, respectively, compared to $3.0 million and $16.7 million for the comparable 2012 periods.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	585,543	$59.42
Granted	328,245	71.52
Vested	(166,617)	56.41
Forfeited	(34,351)	61.35
Nonvested at September 30, 2013	712,820	65.60

4.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Cash and due from banks (1)	$1,770,123	$752,056
Securities purchased under agreements to resell (2)	168,026	133,357
Other short-term investment securities	4,595	123,570
Total cash and cash equivalents	$1,942,744	$1,008,983

(1)
At September 30, 2013 and December 31, 2012, $1.2 billion and $72 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $222 million and $283 million, respectively.

(2)
At September 30, 2013 and December 31, 2012, securities purchased under agreements to resell were collateralized by U.S. treasury securities and U.S. agency securities with aggregate fair values of $171 million and $136 million, respectively. None of these securities received as collateral were sold or repledged as of September 30, 2013 or December 31, 2012.

5.	Investment Securities
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The major components of our investment securities portfolio at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013				December 31, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$—	$—	$—	$—	$25,057	$190	$—	$25,247
U.S. agency debentures	3,602,585	46,412	(24,177)	3,624,820	3,370,455	77,173	—	3,447,628
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,493,666	28,013	(2,981)	1,518,698	1,428,682	44,858	(107)	1,473,433
Agency-issued collateralized mortgage obligations—fixed rate	3,269,966	21,699	(44,188)	3,247,477	4,063,020	41,949	(995)	4,103,974
Agency-issued collateralized mortgage obligations—variable rate	1,286,547	3,452	(149)	1,289,850	1,760,551	12,201	(4)	1,772,748
Agency-issued commercial mortgage-backed securities	445,336	1,381	(10,785)	435,932	416,487	6,100	(489)	422,098
Municipal bonds and notes	82,039	4,540	—	86,579	85,790	7,750	(11)	93,529
Equity securities	6,722	807	(968)	6,561	2,108	2,739	(327)	4,520
Total available-for-sale securities	$10,186,861	$106,304	$(83,248)	$10,209,917	$11,152,150	$192,960	$(1,933)	$11,343,177
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				773,499				665,921
Other venture capital investments (2)				55,359				127,091
Other securities (fair value accounting) (3)				219,600				—
Non-marketable securities (equity method accounting):
Other investments (4)				142,571				139,330
Low income housing tax credit funds				70,092				70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				149,602				161,884
Other investments				14,415				19,721
Total non-marketable and other securities				1,425,138				1,184,265
Total investment securities				$11,635,055				$12,527,442

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at September 30, 2013 and December 31, 2012 (fair value accounting):

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$30,265	12.6%	$32,850	12.6%
SVB Strategic Investors Fund II, LP	96,595	8.6	91,294	8.6
SVB Strategic Investors Fund III, LP	226,123	5.9	209,696	5.9
SVB Strategic Investors Fund IV, LP	209,368	5.0	169,931	5.0
Strategic Investors Fund V Funds	89,410	Various	40,622	Various
Strategic Investors Fund VI Funds	4,681	0.2	—	—
SVB Capital Preferred Return Fund, LP	55,721	20.0	53,643	20.0
SVB Capital—NT Growth Partners, LP	55,836	33.0	60,120	33.0
SVB Capital Partners II, LP (i)	716	5.1	1,303	5.1
Other private equity fund (ii)	4,784	58.2	6,462	58.2
Total venture capital and private equity fund investments	$773,499		$665,921

(i)
At September 30, 2013, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At September 30, 2013, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at September 30, 2013 and December 31, 2012 (fair value accounting):

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$7,383	10.7%	$43,493	10.7%
SVB Capital Partners II, LP (i)	43,682	5.1	79,761	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	4,294	6.8	3,837	6.8
Total other venture capital investments	$55,359		$127,091

(i)	At September 30, 2013, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Investments classified as other securities (fair value accounting) represent certain direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at September 30, 2013 and December 31, 2012 (equity method accounting):

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$8,734	9.3%	$9,413	9.3%
Gold Hill Capital 2008, LP (ii)	21,318	15.5	20,893	15.5
China Joint Venture investment	80,346	50.0	78,545	50.0
Other investments	32,173	Various	30,479	Various
Total other investments (equity method accounting)	$142,571		$139,330

(i)
At September 30, 2013, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5 percent.

(ii)	At September 30, 2013, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 293 and 324 funds (primarily venture capital funds) at September 30, 2013 and December 31, 2012, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. For the three months ended September 30, 2013, we recognized OTTI losses of $0.4 million resulting from other-than-temporary declines in value for 12 of the 293 investments. For the nine months ended September 30, 2013, we recognized OTTI losses of $1.2 million resulting from other-than-temporary declines in value for 37 of the investments. The OTTI losses are included in net gains on investment securities, a component of noninterest income. We concluded that any declines in value for the remaining investments were temporary and as such, no OTTI was required to be recognized. At September 30, 2013, the carrying value of these venture capital and private equity fund investments (cost method accounting) was $150 million, and the estimated fair value was $206 million.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of September 30, 2013:

	September 30, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$942,337	$(24,177)	$—	$—	$942,337	$(24,177)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	261,787	(2,981)	—	—	261,787	(2,981)
Agency-issued collateralized mortgage obligations—fixed rate	1,886,229	(42,555)	79,190	(1,633)	1,965,419	(44,188)
Agency-issued collateralized mortgage obligations—variable rate	147,218	(149)	—	—	147,218	(149)
Agency-issued commercial mortgage-backed securities	232,474	(10,785)	—	—	232,474	(10,785)
Equity securities	2,544	(968)	—	—	2,544	(968)
Total temporarily impaired securities (1)	$3,472,589	$(81,615)	$79,190	$(1,633)	$3,551,779	$(83,248)

(1)
As of September 30, 2013, we identified a total of 134 investments that were in unrealized loss positions, of which 3 investments totaling $79 million with unrealized losses of $1.6 million have been in an impaired position for a period of time greater than 12 months. As of September 30, 2013, we do not intend to sell any impaired debt or equity securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of September 30, 2013, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of September 30, 2013. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure.

	September 30, 2013
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. agency debentures	$3,624,820	1.56%	$248,124	1.34%	$2,607,969	1.49%	$768,727	1.87%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,518,698	2.38	—	—	889	7.50	1,024,091	2.25	493,718	2.63
Agency-issued collateralized mortgage obligations - fixed rate	3,247,477	1.90	—	—	—	—	—	—	3,247,477	1.90
Agency-issued collateralized mortgage obligations - variable rate	1,289,850	0.70	—	—	—	—	—	—	1,289,850	0.70
Agency-issued commercial mortgage-backed securities	435,932	1.92	—	—	—	—	—	—	435,932	1.92
Municipal bonds and notes	86,579	5.98	1,334	5.44	23,498	5.69	43,304	6.03	18,443	6.26
Total	$10,203,356	1.74	$249,458	1.36	$2,632,356	1.53	$1,836,122	2.18	$5,485,420	1.70

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$317	$20	$3,167	$5,363
Marketable securities (fair value accounting)	—	255	4,345	3,874
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	35,826	28,639	107,546	88,037
Other venture capital investments	5,180	2,515	8,020	5,848
Other investments	—	—	—	21
Other securities (fair value accounting) (2)	143,840	—	143,840	—
Non-marketable securities (equity method accounting):
Other investments	6,569	5,571	14,038	12,382
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	5,016	694	6,806	1,639
Other investments	34	1,406	370	1,712
Total gross gains on investment securities	196,782	39,100	288,132	118,876
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(98)	(121)	(2,218)	(1,771)
Marketable securities (fair value accounting)	—	(553)	(2,534)	(1,307)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(1,575)	(16,557)	(17,020)	(49,090)
Other venture capital investments	(587)	(125)	(2,241)	(10,007)
Other securities (fair value accounting)	(75)	—	(75)	—
Non-marketable securities (equity method accounting):
Other investments	(1,944)	(1,091)	(2,421)	(1,794)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	(689)	(423)	(1,462)	(963)
Other investments	(3,952)	(2)	(4,300)	(68)
Total gross losses on investment securities	(8,920)	(18,872)	(32,271)	(65,000)
Gains on investment securities, net	$187,862	$20,228	$255,861	$53,876
Gains attributable to noncontrolling interests, including carried interest	$151,360	$12,776	$204,723	$34,616

(1)
Includes realized gains on sales of available-for-sale securities that are recognized in the income statement. Unrealized gains on available-for-sale securities are recognized in other comprehensive income and not shown in the table above. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)	Other securities (fair value accounting) include unrealized valuation gains of $139 million attributable to one of our portfolio companies, FireEye, Inc. ("FireEye), after its IPO.

6.	Loans and Allowance for Loan Losses
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
The composition of loans, net of unearned income of $89 million and $77 million at September 30, 2013 and December 31, 2012, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial loans:
Software	$3,698,937	$3,261,489
Hardware	1,141,297	1,118,370
Venture capital/private equity	1,932,822	1,732,699
Life science	1,096,440	1,066,199
Premium wine	149,257	143,511
Other	287,352	315,453
Total commercial loans	8,306,105	7,637,721
Real estate secured loans:
Premium wine (1)	492,677	413,513
Consumer (2)	831,644	685,300
Other	28,233	—
Total real estate secured loans	1,352,554	1,098,813
Construction loans	72,398	65,742
Consumer loans	93,925	144,657
Total loans, net of unearned income (3)	$9,824,982	$8,946,933

(1)	Included in our premium wine portfolio are gross construction loans of $132 million and $148 million at September 30, 2013 and December 31, 2012, respectively.

(2)	Consumer loans secured by real estate at September 30, 2013 and December 31, 2012 were comprised of the following:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Loans for personal residence	$643,345	$503,378
Loans to eligible employees	119,371	110,584
Home equity lines of credit	68,928	71,338
Consumer loans secured by real estate	$831,644	$685,300

(3)	Included within our total loan portfolio are credit card loans of $85 million and $64 million at September 30, 2013 and December 31, 2012, respectively.

Credit Quality
The composition of loans, net of unearned income of $89 million and $77 million at September 30, 2013 and December 31, 2012, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial loans:
Software	$3,698,937	$3,261,489
Hardware	1,141,297	1,118,370
Venture capital/private equity	1,932,822	1,732,699
Life science	1,096,440	1,066,199
Premium wine	641,934	557,024
Other	387,983	381,195
Total commercial loans	8,899,413	8,116,976
Consumer loans:
Real estate secured loans	831,644	685,300
Other consumer loans	93,925	144,657
Total consumer loans	925,569	829,957
Total loans, net of unearned income	$9,824,982	$8,946,933

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
September 30, 2013:
Commercial loans:
Software	$1,546	$171	$24	$1,741	$3,733,358	$24
Hardware	29	643	—	672	1,125,277	—
Venture capital/private equity	4	—	—	4	1,953,111	—
Life science	153	249	—	402	1,107,659	—
Premium wine	2,400	—	—	2,400	640,741	—
Other	71	97	—	168	389,145	—
Total commercial loans	4,203	1,160	24	5,387	8,949,291	24
Consumer loans:
Real estate secured loans	—	—	—	—	828,401	—
Other consumer loans	—	—	—	—	93,072	—
Total consumer loans	—	—	—	—	921,473	—
Total gross loans excluding impaired loans	4,203	1,160	24	5,387	9,870,764	24
Impaired loans	91	—	5,678	5,769	32,279	—
Total gross loans	$4,294	$1,160	$5,702	$11,156	$9,903,043	$24
December 31, 2012:
Commercial loans:
Software	$5,890	$238	$19	$6,147	$3,284,489	$19
Hardware	167	32	—	199	1,107,422	—
Venture capital/private equity	7	—	—	7	1,749,896	—
Life science	207	117	—	324	1,076,468	—
Premium wine	—	—	—	—	554,886	—
Other	280	—	—	280	378,619	—
Total commercial loans	6,551	387	19	6,957	8,151,780	19
Consumer loans:
Real estate secured loans	—	—	—	—	683,254	—
Other consumer loans	111	—	—	111	143,867	—
Total consumer loans	111	—	—	111	827,121	—
Total gross loans excluding impaired loans	6,662	387	19	7,068	8,978,901	19
Impaired loans	3,901	9,676	2,269	15,846	22,433	—
Total gross loans	$10,563	$10,063	$2,288	$22,914	$9,001,334	$19

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans (1)
September 30, 2013:
Commercial loans:
Software	$3,041	$—	$3,041	$4,185
Hardware	25,891	1,555	27,446	46,744
Venture capital/private equity	47	—	47	47
Premium wine	—	1,476	1,476	1,786
Other	734	1,154	1,888	2,560
Total commercial loans	29,713	4,185	33,898	55,322
Consumer loans:
Real estate secured loans	—	3,339	3,339	9,256
Other consumer loans	811	—	811	1,065
Total consumer loans	811	3,339	4,150	10,321
Total	$30,524	$7,524	$38,048	$65,643
December 31, 2012:
Commercial loans:
Software	$3,191	$72	$3,263	$4,475
Hardware	21,863	—	21,863	38,551
Venture capital/private equity	—	—	—	—
Premium wine	—	4,398	4,398	4,716
Other	—	5,415	5,415	9,859
Total commercial loans	25,054	9,885	34,939	57,601
Consumer loans:
Real estate secured loans	—	2,239	2,239	7,341
Other consumer loans	1,101	—	1,101	1,300
Total consumer loans	1,101	2,239	3,340	8,641
Total	$26,155	$12,124	$38,279	$66,242

(1)
The unpaid principal balances for hardware and real estate secured consumer loans as of December 31, 2012 have been corrected from previously reported amounts resulting in the total unpaid principal of impaired loans at December 31, 2012 changing from $55.4 million to $66.2 million.

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Average impaired loans:
Commercial loans:
Software	$4,306	$2,689	$4,631	$2,040
Hardware	25,456	18,490	24,536	17,407
Venture capital/private equity	75	—	35	—
Life science	—	—	303	78
Premium wine	1,502	3,093	2,458	3,334
Other	3,648	2,619	4,344	3,590
Total commercial loans	34,987	26,891	36,307	26,449
Consumer loans:
Real estate secured loans	3,426	2,411	3,391	5,967
Other consumer loans	866	1,266	1,021	2,152
Total consumer loans	4,292	3,677	4,412	8,119
Total average impaired loans	$39,279	$30,568	$40,719	$34,568
The following tables summarize the activity relating to our allowance for loan losses for the three and nine months ended September 30, 2013 and 2012, broken out by portfolio segment:

Three months ended September 30, 2013 (dollars in thousands)	Beginning Balance June 30, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2013
Commercial loans:
Software	$46,798	$(2,527)	$816	$4,369	$49,456
Hardware	33,188	(5,544)	1,149	7,370	36,163
Venture capital/private equity	13,593	—	—	617	14,210
Life science	11,741	(57)	246	(780)	11,150
Premium wine	3,793	—	4	81	3,878
Other	3,654	(21)	77	(24)	3,686
Total commercial loans	112,767	(8,149)	2,292	11,633	118,543
Consumer loans	6,804	—	382	(995)	6,191
Total allowance for loan losses	$119,571	$(8,149)	$2,674	$10,638	$124,734

Nine months ended September 30, 2013 (dollars in thousands)	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2013
Commercial loans:
Software	$42,648	$(7,619)	$1,455	$12,972	$49,456
Hardware	29,761	(11,975)	1,998	16,379	36,163
Venture capital/private equity	9,963	—	—	4,247	14,210
Life science	13,606	(2,618)	1,335	(1,173)	11,150
Premium wine	3,523	—	135	220	3,878
Other	3,912	(6,069)	2,458	3,385	3,686
Total commercial loans	103,413	(28,281)	7,381	36,030	118,543
Consumer loans	7,238	(869)	829	(1,007)	6,191
Total allowance for loan losses	$110,651	$(29,150)	$8,210	$35,023	$124,734

Three months ended September 30, 2012 (dollars in thousands)	Beginning Balance June 30, 2012	Charge-offs	Recoveries	Provision for(Reduction of) Loan Losses	Ending Balance September 30, 2012
Commercial loans:
Software	$37,981	$—	$374	$(1,110)	$37,245
Hardware	22,632	(1,849)	106	6,796	27,685
Venture capital/private equity	9,652	—	—	991	10,643
Life science	11,660	(2,781)	3	3,281	12,163
Premium wine	3,396	—	228	(463)	3,161
Other	4,942	(7)	30	(1,708)	3,257
Total commercial loans	90,263	(4,637)	741	7,787	94,154
Consumer loans	7,903	—	466	(999)	7,370
Total allowance for loan losses	$98,166	$(4,637)	$1,207	$6,788	$101,524

Nine months ended September 30, 2012 (dollars in thousands)	Beginning Balance December 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2012
Commercial loans:
Software	$38,263	$(2,977)	$4,462	$(2,503)	$37,245
Hardware	16,810	(16,110)	540	26,445	27,685
Venture capital/private equity	7,319	—	—	3,324	10,643
Life science	10,243	(3,016)	316	4,620	12,163
Premium wine	3,914	(584)	493	(662)	3,161
Other	5,817	(2,463)	1,181	(1,278)	3,257
Total commercial loans	82,366	(25,150)	6,992	29,946	94,154
Consumer loans	7,581	(607)	1,026	(630)	7,370
Total allowance for loan losses	$89,947	$(25,757)	$8,018	$29,316	$101,524

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of September 30, 2013 and December 31, 2012, broken out by portfolio segment:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$705	$48,751	$762	$41,886
Hardware	12,392	23,771	5,251	24,510
Venture capital/private equity	23	14,187	—	9,963
Life science	—	11,150	—	13,606
Premium wine	—	3,878	—	3,523
Other	162	3,524	—	3,912
Total commercial loans	13,282	105,261	6,013	97,400
Consumer loans	187	6,004	248	6,990
Total allowance for loan losses	$13,469	$111,265	$6,261	$104,390
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “impaired” (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2012 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
September 30, 2013:
Commercial loans:
Software	$3,442,540	$292,560	$3,041	$3,738,141
Hardware	904,312	221,635	27,446	1,153,393
Venture capital/private equity	1,952,680	434	47	1,953,161
Life science	1,019,522	88,539	—	1,108,061
Premium wine	632,438	10,704	1,476	644,618
Other	366,533	22,780	1,888	391,201
Total commercial loans	8,318,025	636,652	33,898	8,988,575
Consumer loans:
Real estate secured loans	822,148	6,252	3,339	831,739
Other consumer loans	89,036	4,038	811	93,885
Total consumer loans	911,184	10,290	4,150	925,624
Total gross loans	$9,229,209	$646,942	$38,048	$9,914,199
December 31, 2012:
Commercial loans:
Software	$3,050,449	$240,187	$3,263	$3,293,899
Hardware	970,802	136,819	21,863	1,129,484
Venture capital/private equity	1,748,663	1,240	—	1,749,903
Life science	956,276	120,516	—	1,076,792
Premium wine	545,697	9,189	4,398	559,284
Other	360,291	18,608	5,415	384,314
Total commercial loans	7,632,178	526,559	34,939	8,193,676
Consumer loans:
Real estate secured loans	663,911	19,343	2,239	685,493
Other consumer loans	132,818	11,160	1,101	145,079
Total consumer loans	796,729	30,503	3,340	830,572
Total gross loans	$8,428,907	$557,062	$38,279	$9,024,248

TDRs
As of September 30, 2013 we had 21 TDRs with a total carrying value of $29.3 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $0.4 million to the clients associated with these TDRs as of September 30, 2013. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Loans modified in TDRs:
Commercial loans:
Software	$2,205	$2,021
Hardware	21,284	20,514
Venture capital/ private equity	88	—
Premium wine	1,476	2,593
Other	2,283	5,900
Total commercial loans	27,336	31,028
Consumer loans:
Real estate secured loans	1,126	2,199
Other consumer loans	811	1,101
Total consumer loans	1,937	3,300
Total	$29,273	$34,328
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Loans modified in TDRs during the period:
Commercial loans:
Software	$1,007	$1,969	$1,007	$1,969
Hardware	6,330	—	7,783	11,677
Venture capital/ private equity	—	—	88	—
Premium wine	—	—	—	156
Other	—	—	734	2,237
Total commercial loans	7,337	1,969	9,612	16,039
Consumer loans:
Real estate secured loans	—	—	—	392
Other consumer loans	—	—	41	—
Total consumer loans	—	—	41	392
Total loans modified in TDR’s during the period (1)	$7,337	$1,969	$9,653	$16,431

(1)
There were partial charge-offs of $1.2 million and $2.4 million on loans classified as TDRs for the three and nine months ended September 30, 2013, respectively. There were partial charge-offs of $1.1 million and $11.0 million, respectively, on loans classified as TDRs during the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2013, all new TDRs of $7.3 million and $9.6 million, respectively, were modified through payment deferrals granted to our clients, and no principal or interest was forgiven.
During the three months ended September 30, 2012, all new TDRs of $2.0 million were modified through payment deferrals granted to our client and no principal or interest was forgiven. During the nine months ended September 30, 2012, new TDRs totaling $9.6 million and $6.8 million were modified through partial forgiveness of principal and payment deferrals granted to our clients, respectively.
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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2013 and 2012, broken out by portfolio segment and class of financing receivable:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software	$—	$—	$—	$—
Hardware	—	515	—	515
Premium wine	—	—	—	—
Other	—		—
Total commercial loans	—	515	—	515
Consumer loans	—	120	41	120
Total TDRs modified within the previous 12 months that defaulted in the period	$—	$635	$41	$635
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of September 30, 2013.

7.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at September 30, 2013 and December 31, 2012:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at September 30, 2013	September 30, 2013	December 31, 2012
Short-term borrowings:
Federal funds purchased	—	—	—	160,000
Other short-term borrowings	(1)	5,580	5,580	6,110
Total short-term borrowings			$5,580	$166,110
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$348,155	$347,995
6.05% Subordinated Notes (2)	June 1, 2017	45,964	52,524	54,571
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,065	55,196
Total long-term debt			$455,744	$457,762

(1)	Represents cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)
At September 30, 2013 and December 31, 2012, included in the carrying value of our 6.05% Subordinated Notes were $7.0 million and $9.0 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to short-term borrowings and long-term debt was $5.7 million and $17.4 million for the three and nine months ended September 30, 2013, respectively, and $5.8 million and $18.4 million for the three and nine months ended September 30, 2012, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of September 30, 2013 was 0.06 percent.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of September 30, 2013, we had no outstanding borrowings against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at September 30, 2013 totaled $1.4 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at September 30, 2013 totaled $599 million, all of which was unused and available to support additional borrowings.

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
Currency Exchange Risk
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk associated with the net difference between foreign currency denominated assets and liabilities, primarily in Pound Sterling and Euro. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on foreign currency denominated instruments are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the instruments are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Additionally, through our global banking operations we maintain customer deposits denominated in the Euro and Pound Sterling which are used to fund certain loans in these currencies to limit our exposure to currency fluctuations.
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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at September 30, 2013 and December 31, 2012 were as follows:

		September 30, 2013				December 31, 2012
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$7,027	$5,580	$1,447	$45,964	$9,005	$6,110	$2,895
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	13,685	789	—	789	51,010	488	—	488
Foreign exchange forwards	Other liabilities	208,712	(754)	—	(754)	102,956	(1,728)	—	(1,728)
Net exposure			35	—	35		(1,240)	—	(1,240)
Other derivative instruments:
Equity warrant assets	Other assets	180,861	92,252	—	92,252	164,332	74,272	—	74,272
Other derivatives:
Client foreign exchange forwards	Other assets	459,501	17,492	—	17,492	385,470	11,864	—	11,864
Client foreign exchange forwards	Other liabilities	482,755	(16,073)	—	(16,073)	356,026	(9,930)	—	(9,930)
Client foreign currency options	Other assets	80,400	182	—	182	132,237	1,189	—	1,189
Client foreign currency options	Other liabilities	80,400	(182)	—	(182)	132,237	(1,189)	—	(1,189)
Loan conversion options	Other assets	8,877	1,774	—	1,774	9,782	890	—	890
Client interest rate derivatives	Other assets	185,770	1,237	—	1,237	144,950	558	—	558
Client interest rate derivatives	Other liabilities	185,770	(1,427)	—	(1,427)	144,950	(590)	—	(590)
Net exposure			3,003	—	3,003		2,792	—	2,792
Net			$102,317	$5,580	$96,737		$84,829	$6,110	$78,719

(1)	Cash collateral received from our counterparty for our interest rate swap agreement is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2013 remain at investment grade or higher and there were no material changes in their credit ratings during the three and nine months ended September 30, 2013.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Statement of income location	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$634	$612	$1,901	$4,537
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(7)	74	20	571
Net gains associated with interest rate risk derivatives		$627	$686	$1,921	$5,108
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains on revaluations of foreign currency instruments	Other noninterest income	$8,101	$1,578	$451	$96
(Losses) gains on internal foreign exchange forward contracts, net	Net gains on derivative instruments	(8,423)	220	(1,511)	1,162
Net (losses) gains associated with currency risk		$(322)	$1,798	$(1,060)	$1,258
Other derivative instruments:
Gains on equity warrant assets	Net gains on derivative instruments	$18,780	$547	$29,475	$12,358
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$369	$607	$2,179	$3,002
Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(517)	$(337)	$55	$(1,293)

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of September 30, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2013
Derivative Assets:
Interest rate swaps	$7,027	$—	$7,027	$(1,447)	$(5,580)	$—
Foreign exchange forwards	18,281	—	18,281	(4,777)	—	13,504
Foreign currency options	225	(43)	182	(11)	—	171
Client interest rate derivatives	1,237	—	1,237	(60)	—	1,177
Total derivative assets:	26,770	(43)	26,727	(6,295)	(5,580)	14,852
Reverse repurchase, securities borrowing, and similar arrangements	168,026	—	168,026	(168,026)	—	—
Total	$194,796	$(43)	$194,753	$(174,321)	$(5,580)	$14,852
December 31, 2012
Derivative Assets:
Interest rate swaps	$9,005	$—	$9,005	$(2,895)	$(6,110)	$—
Foreign exchange forwards	12,352	—	12,352	(7,363)	—	4,989
Foreign currency options	1,411	(222)	1,189	(556)	—	633
Client interest rate derivatives	558	—	558	(24)	—	534
Total derivative assets:	23,326	(222)	23,104	(10,838)	(6,110)	6,156
Reverse repurchase, securities borrowing, and similar arrangements	133,357	—	133,357	(133,357)	—	—
Total	$156,683	$(222)	$156,461	$(144,195)	$(6,110)	$6,156
The following table summarizes our liabilities subject to enforceable master netting arrangements as of September 30, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2013
Derivative Liabilities:
Foreign exchange forwards	$16,827	$—	$16,827	$(13,964)	$—	$2,863
Foreign currency options	225	(43)	182	(171)	—	11
Client interest rate derivatives	1,427	—	1,427	(1,362)	—	65
Total derivative liabilities:	18,479	(43)	18,436	(15,497)	—	2,939
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$18,479	$(43)	$18,436	$(15,497)	$—	$2,939
December 31, 2012
Derivative Liabilities:
Foreign exchange forwards	$11,658	$—	$11,658	$(5,720)	$—	$5,938
Foreign currency options	1,411	(222)	1,189	(633)	—	556
Client interest rate derivatives	590	—	590	(567)	—	23
Total derivative assets:	13,659	(222)	13,437	(6,920)	—	6,517
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$13,659	$(222)	$13,437	$(6,920)	$—	$6,517

9.     Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Unused commitment fees	$3,735	$2,579	$10,582	$9,312
Fund management fees	2,822	2,496	8,531	8,448
Service-based fee income (1)	1,901	1,651	5,706	6,197
Net gains on the sale of certain assets related to our equity management services business	—	—	—	4,243
Loan syndication fees	1,102	1,353	1,852	2,853
Gains on revaluation of foreign currency instruments (2)	8,101	1,578	451	96
Currency revaluation (losses) gains (3)	(32)	845	(7)	(88)
Other	4,797	2,921	11,068	8,104
Total other noninterest income	$22,426	$13,423	$38,183	$39,165

(1)	Includes income from SVB Analytics.

(2)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(3)
Primarily represents the revaluation of foreign currency denominated investments in certain funds. Included in these amounts are losses of $0.1 million and gains of $0.1 million for the three and nine months ended September 30, 2013, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests. This compares to gains of $0.8 million and losses of $3.0 thousand for the comparable 2012 periods.

A summary of other noninterest expense for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Telephone	$1,571	$1,619	$4,640	$4,950
Client services	1,920	1,804	5,711	4,796
Data processing services	2,020	1,575	5,814	4,290
Tax credit fund amortization	1,519	941	4,174	2,961
Postage and supplies	559	591	1,777	1,844
Dues and publications	399	472	1,302	1,503
Other	2,661	1,961	6,855	5,844
Total other noninterest expense	$10,649	$8,963	$30,273	$26,188

10.	Segment Reporting
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

Our segment information for the three and nine months ended September 30, 2013 and 2012 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Three months ended September 30, 2013
Net interest income	$162,781	$6,195	$1	$8,119	$177,096
Provision for loan losses	(11,633)	995	—	—	(10,638)
Noninterest income	50,814	380	35,457	170,999	257,650
Noninterest expense (2)	(109,088)	(3,960)	(2,728)	(44,748)	(160,524)
Income before income tax expense (3)	$92,874	$3,610	$32,730	$134,370	$263,584
Total average loans, net of unearned income	$8,683,784	$942,411	$—	$(80,254)	$9,545,941
Total average assets (4)	21,331,760	1,002,718	329,680	408,576	23,072,734
Total average deposits	18,994,576	535,611	—	29,701	19,559,888
Three months ended September 30, 2012
Net interest income (loss)	$151,858	$5,666	$6	$(3,100)	$154,430
(Provision for) reduction of loan losses	(7,787)	999	—	—	(6,788)
Noninterest income	46,965	149	4,330	17,695	69,139
Noninterest expense (2)	(98,064)	(3,603)	(3,562)	(29,942)	(135,171)
Income (loss) before income tax expense (3)	$92,972	$3,211	$774	$(15,347)	$81,610
Total average loans, net of unearned income	$7,159,609	$755,001	$—	$(7,004)	$7,907,606
Total average assets (4)	19,860,340	758,988	238,595	869,274	21,727,197
Total average deposits	17,881,175	341,537	—	37,632	18,260,344
Nine months ended September 30, 2013
Net interest income	$466,303	$18,226	$5	$25,812	$510,346
(Provision for) reduction of loan losses	(36,030)	1,007	—	—	(35,023)
Noninterest income	145,716	867	48,179	239,731	434,493
Noninterest expense (2)	(316,949)	(10,882)	(7,871)	(117,128)	(452,830)
Income (loss) before income tax expense (3)	$259,040	$9,218	$40,313	$148,415	$456,986
Total average loans, net of unearned income	$8,274,380	$886,679	$—	$(74,880)	$9,086,179
Total average assets (4)	20,723,037	914,515	277,136	581,404	22,496,092
Total average deposits	18,480,757	493,204	—	15,399	18,989,360
Nine months ended September 30, 2012
Net interest income	$441,542	$16,147	$22	$(410)	$457,301
Provision for loan losses	(29,946)	630	—	—	(29,316)
Noninterest income	139,387	457	12,474	56,540	208,858
Noninterest expense (2)	(293,193)	(9,952)	(8,970)	(90,834)	(402,949)
Income before income tax expense (3)	$257,790	$7,282	$3,526	$(34,704)	$233,894
Total average loans, net of unearned income	$6,559,036	$745,069	$—	$14,432	$7,318,537
Total average assets (4)	19,149,134	749,500	243,124	811,283	20,953,041
Total average deposits	17,240,715	278,736	—	27,743	17,547,194

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented.

(2)
The Global Commercial Bank segment includes direct depreciation and amortization of $5.6 million and $4.5 million for the three months ended September 30, 2013 and 2012, respectively, and $16.0 million and $11.6 million for the nine months ended September 30, 2013 and 2012, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,222,651	$862,120
Variable interest rate commitments	8,571,795	6,906,580
Total loan commitments available for funding	9,794,446	7,768,700
Commercial and standby letters of credit (2)	881,123	842,091
Total unfunded credit commitments	$10,675,569	$8,610,791
Commitments unavailable for funding (3)	$1,340,102	$1,315,072
Maximum lending limits for accounts receivable factoring arrangements (4)	873,502	880,057
Reserve for unfunded credit commitments (5)	28,456	22,299

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at September 30, 2013. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$760,135	$52,889	$813,024	$813,024
Performance standby letters of credit	52,594	9,671	62,265	62,265
Commercial letters of credit	5,834	—	5,834	5,834
Total	$818,563	$62,560	$881,123	$881,123
At September 30, 2013 and December 31, 2012, deferred fees related to financial and performance standby letters of credit were $8.3 million and $5.5 million, respectively. At September 30, 2013, collateral in the form of cash of $341.0 million and available-for-sale securities of $5.7 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at September 30, 2013:

Our Ownership in Venture Capital/Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	948	163	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,688	5.9
SVB Strategic Investors Fund IV, LP	12,239	3,060	5.0
Strategic Investors Fund V Funds	515	353	Various
Strategic Investors Fund VI Funds	500	483	0.2
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Debt funds (equity method accounting)	65,253	4,950	Various
Other fund investments (3)	303,691	51,460	Various
Total	$507,342	$75,417

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 298 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at September 30, 2013:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,298
SVB Strategic Investors Fund II, LP	7,501
SVB Strategic Investors Fund III, LP	25,575
SVB Strategic Investors Fund IV, LP	68,836
Strategic Investors Fund V Funds	253,323
Strategic Investors Fund VI Funds	49,277
SVB Capital Preferred Return Fund, LP	11,326
SVB Capital—NT Growth Partners, LP	12,651
Other private equity fund	3,967
Total	$434,754

12.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 2009 have been concluded. Our U.S. federal tax returns for 2010 and subsequent years remain open to examination. Our California tax returns for 2008 and subsequent tax years remain open to examination. Massachusetts tax returns for 2008, 2010 and subsequent years remain open to examination.
During the quarter ended September 30, 2013, we recorded a one-time prior period tax adjustment of $2.9 million.  Prior period amounts have not been revised as the income tax amounts were not considered material, individually, or in the aggregate, to any of the prior reporting periods affected.
At September 30, 2013, our unrecognized tax benefit was $0.5 million, the recognition of which would reduce our income tax expense by $0.3 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and nine month periods ending September 30, 2013.

13.	Fair Value of Financial Instruments
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain non-marketable and other securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our interim consolidated financial statements.
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
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions.
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
Other securities: Fair value measurements of equity securities of public companies are priced based quoted market prices less a discount if the securities are subject to marketability restrictions. Marketability discounts generally range from 10% to 20% depending on the duration of the sale restrictions which typically range from 3 to 6 months.
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20 percent for certain warrants that have lockup restrictions or other features that indicate a discount to fair value is warranted. As lockup term nears, and other sale restrictions are lifted, discounts are adjusted downward to 0 percent once all restrictions expire or are removed.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2013
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$—	$—	$—
U.S. agency debentures	—	3,624,820	—	3,624,820
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,518,698	—	1,518,698
Agency-issued collateralized mortgage obligations - fixed rate	—	3,247,477	—	3,247,477
Agency-issued collateralized mortgage obligations - variable rate	—	1,289,850	—	1,289,850
Agency-issued commercial mortgage-backed securities	—	435,932	—	435,932
Municipal bonds and notes	—	86,579	—	86,579
Equity securities	4,021	2,540	—	6,561
Total available-for-sale securities	4,021	10,205,896	—	10,209,917
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	773,499	773,499
Other venture capital investments	—	—	55,359	55,359
Other securities	2,546	—	217,054	219,600
Total non-marketable and other securities (fair value accounting)	2,546	—	1,045,912	1,048,458
Other assets:
Interest rate swaps	—	7,027	—	7,027
Foreign exchange forward and option contracts	—	18,463	—	18,463
Equity warrant assets	—	4,126	88,126	92,252
Loan conversion options	—	1,774	—	1,774
Client interest rate derivatives	—	1,237	—	1,237
Total assets (1)	$6,567	$10,238,523	$1,134,038	$11,379,128
Liabilities
Foreign exchange forward and option contracts	$—	$17,009	$—	$17,009
Client interest rate derivatives	—	1,427	—	1,427
Total liabilities	$—	$18,436	$—	$18,436

(1)
Included in Level 1 and Level 3 assets are $2.4 million and $953 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2012
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$25,247	$—	$25,247
U.S. agency debentures	—	3,447,628	—	3,447,628
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,473,433	—	1,473,433
Agency-issued collateralized mortgage obligations - fixed rate	—	4,103,974	—	4,103,974
Agency-issued collateralized mortgage obligations - variable rate	—	1,772,748	—	1,772,748
Agency-issued commercial mortgage-backed securities	—	422,098	—	422,098
Municipal bonds and notes	—	93,529	—	93,529
Equity securities	4,520	—	—	4,520
Total available-for-sale securities	4,520	11,338,657	—	11,343,177
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	—	—	665,921	665,921
Other venture capital investments	—	—	127,091	127,091
Total non-marketable and other securities (fair value accounting)	—	—	793,012	793,012
Other assets:
Marketable securities	1,144	9,184	—	10,328
Interest rate swaps	—	9,005	—	9,005
Foreign exchange forward and option contracts	—	13,541	—	13,541
Equity warrant assets	—	8,143	66,129	74,272
Loan conversion options	—	890	—	890
Client interest rate derivatives	—	558	—	558
Total assets (1)	$5,664	$11,379,978	$859,141	$12,244,783
Liabilities
Foreign exchange forward and option contracts	$—	$12,847	$—	$12,847
Client interest rate derivatives	—	590	—	590
Total liabilities	$—	$13,437	$—	$13,437

(1)
Included in Level 1, Level 2, and Level 3 assets are $1.1 million, $8.7 million, and $708 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$741,522	$34,288	$41,704	$—	$—	$(44,015)	$—	$—	$773,499
Other venture capital investments	123,493	4,530	1,016	4	—	(73,684)	—	—	55,359
Other securities (fair value accounting)	—	143,301	—	—	—	73,753	—	—	217,054
Total non-marketable and other securities (fair value accounting)(1)	865,015	182,119	42,720	4	—	(43,946)	—	—	1,045,912
Other assets:
Equity warrant assets (2)	73,229	18,215	—	(6,366)	2,995	365	—	(312)	88,126
Total assets	$938,244	$200,334	$42,720	$(6,362)	$2,995	$(43,581)	$—	$(312)	$1,134,038
Three months ended September 30, 2012
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$639,596	$12,104	$35,092	$—	$—	$(28,383)	$—	$—	$658,409
Other venture capital investments	120,111	3,259	953	(5,202)	—	479	—	(978)	118,622
Other investments	—	—	—	—	—	—	—	—	—
Total non-marketable and other securities (fair value accounting) (1)	759,707	15,363	36,045	(5,202)	—	(27,904)	—	(978)	777,031
Other assets:
Equity warrant assets (2)	68,619	(800)	—	(5,954)	2,994	—	—	(168)	64,691
Total assets	$828,326	$14,563	$36,045	$(11,156)	$2,994	$(27,904)	$—	$(1,146)	$841,722
Nine months ended September 30, 2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$665,921	$90,526	$107,022	$—	$—	$(89,970)	$—	$—	$773,499
Other venture capital investments	127,091	5,779	1,210	(381)	—	(74,779)	—	(3,561)	55,359
Other securities (fair value accounting)	—	143,301	—	—	—	73,753	—	—	217,054
Total non-marketable and other securities (fair value accounting) (1)	793,012	239,606	108,232	(381)	—	(90,996)	—	(3,561)	1,045,912
Other assets:
Equity warrant assets (2)	66,129	26,142	—	(10,805)	7,309	1,743	—	(2,392)	88,126
Total assets	$859,141	$265,748	$108,232	$(11,186)	$7,309	$(89,253)	$—	$(5,953)	$1,134,038
Nine months ended September 30, 2012
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$38,765	$90,173	$—	$—	$(82,353)	$—	$—	$658,409
Other venture capital investments	124,121	(3,868)	8,888	(9,441)	—	495	—	(1,573)	118,622
Other investments	987	21	—	—	—	(1,008)	—	—	—
Total non-marketable and other securities (fair value accounting) (1)	736,932	34,918	99,061	(9,441)	—	(82,866)	—	(1,573)	777,031
Other assets:
Equity warrant assets (2)	63,030	8,848	—	(15,672)	9,167	1	—	(683)	64,691
Total assets	$799,962	$43,766	$99,061	$(25,113)	$9,167	$(82,865)	$—	$(2,256)	$841,722

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at September 30, 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$32,694	$12,724	$89,705	$38,916
Other venture capital investments	4,603	(963)	5,720	4,177
Other securities	143,301	—	143,301	—
Total non-marketable and other securities (fair value accounting) (1)	180,598	11,761	238,726	43,093
Other assets:
Equity warrant assets (2)	14,205	(2,480)	19,788	(2,505)
Total unrealized gains	$194,803	$9,281	$258,514	$40,588
Unrealized gains attributable to noncontrolling interests	$164,871	$9,543	$215,340	$37,445

(1)	Unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at September 30, 2013. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
September 30, 2013:
Other venture capital investments (fair value accounting)	$55,359	Private company equity pricing	(1)	(1)
Other securities	217,054	Modified stock price	Marketability discount	20.0%
Equity warrant assets (public portfolio)	12,618	Modified Black-Scholes option pricing model	Marketability discount	20.0%
Equity warrant assets (private portfolio)	75,508	Modified Black-Scholes option pricing model	Volatility	39.7%
			Risk-Free interest rate	0.8%
			Marketability discount (2)	22.5%
			Remaining life assumption (3)	45.0%
December 31, 2012:
Other venture capital investments (fair value accounting)	127,091	Private company equity pricing	(1)	(1)
Equity warrant assets (private portfolio)	66,129	Modified Black-Scholes option pricing model	Volatility	45.2%
			Risk-Free interest rate	0.4%
			Marketability discount (2)	22.5%
			Remaining life assumption (3)	45.0%

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

(3)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At September 30, 2013, the weighted average contractual remaining term was 6.5 years, compared to our estimated remaining life of 2.9 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and nine months ended September 30, 2013 and 2012, we did not have any material transfers between Level 2 and Level 1. Transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2013 included $0.3 million and $2.4 million, respectively, as a result of the expiration of lockup and other restrictions on certain of our equity warrant assets. Transfers from Level 3 to Level 1 for the nine months ended September 30, 2012 include $3.6 million as a result of the expiration of lockup and other restrictions on certain of our other venture capital investments. All transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2013 and 2012 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash balances due from banks, interest-earning deposits, securities purchased under agreements to resell and other short-term investment securities. The carrying amount is a reasonable estimate of fair value because of the insignificant risk of changes in fair value due to changes in market interest rates, and the instruments are purchased in conjunction with our cash management activities.
Non-Marketable Securities (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) include our investment in SPD Silicon Valley Bank ("SPD-SVB"), our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. The carrying value of our low income housing tax credit funds (equity method accounting) is a reasonable estimate of fair value.
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
Short-Term Borrowings
Short-term borrowings at both September 30, 2013 and December 31, 2012 included cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. Short term-borrowings at December 31, 2012 also included federal funds purchased. The carrying amount of our federal funds purchased is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its contractual maturity. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at September 30, 2013 and December 31, 2012 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to hedge accounting associated with the note.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at September 30, 2013 and December 31, 2012. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2013 and December 31, 2012:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2013:
Financial assets:
Cash and cash equivalents	$1,942,744	$1,942,744	$—	$—
Non-marketable and other securities (cost and equity method accounting)	379,601	—	—	442,620
Net commercial loans	8,780,870	—	—	8,906,145
Net consumer loans	919,378	—	—	989,546
FHLB and Federal Reserve Bank stock	40,532	—	—	40,532
Accrued interest receivable	64,902	—	64,902	—
Financial liabilities:
Other short-term borrowings	5,580	5,580	—	—
Non-maturity deposits (1)	19,822,370	19,822,370	—	—
Time deposits	174,620	—	174,658	—
5.375% Senior Notes	348,155	—	384,139	—
6.05% Subordinated Notes (2)	52,524	—	57,646	—
7.0% Junior Subordinated Debentures	55,065	—	53,761	—
Accrued interest payable	2,046	—	2,046	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	23,568
December 31, 2012:
Financial assets:
Cash and cash equivalents	$1,008,983	$1,008,983	$—	$—
Non-marketable and other securities (cost and equity method accounting)	391,253	—	—	425,741
Net commercial loans	8,013,563	—	—	8,180,597
Net consumer loans	822,719	—	—	860,772
FHLB and Federal Reserve Bank stock	39,806	—	—	39,806
Accrued interest receivable	64,167	—	64,167	—
Financial liabilities:
Federal funds purchased	160,000	160,000	—	—
Other short-term borrowings	6,110	6,110	—	—
Non-maturity deposits (1)	19,021,264	19,021,264	—	—
Time deposits	155,188	—	155,027	—
5.375% Senior Notes	347,995	—	393,701	—
6.05% Subordinated Notes (2)	54,571	—	61,639	—
7.0% Junior Subordinated Debentures	55,196	—	51,959	—
Accrued interest payable	6,494	—	6,494	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	20,562

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At September 30, 2013 and December 31, 2012, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $7.0 million and $9.0 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2013:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments (1)	$773,499	$773,499	$434,754
Non-marketable and other securities (equity method accounting):
Other investments (2)	52,265	53,766	15,436
Non-marketable and other securities (cost method accounting):
Venture capital and private equity fund investments (3)	149,602	206,254	39,765
Total	$975,366	$1,033,519	$489,955

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $700 million and $428 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
SVB Financial has commitments under two partially-syndicated revolving line of credit facilities totaling $85 million to Gold Hill Capital 2008 LP, a venture debt fund, and Gold Hill Venture Lending 2008 LP, for which SVB Financial has ownership interests in each of the funds. Of the $85 million, $27 million is syndicated to another lender. SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 08 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The line of credit is secured and bears an interest rate of national Prime plus one percent. The highest outstanding balance under SVB Financial's portion of the facility for the nine months ended September 30, 2013 was $38 million. SVB Financial's portion of the outstanding balance was $38 million at September 30, 2013, compared to $31 million at December 31, 2012.

During the nine months ended September 30, 2013, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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

▪	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

▪	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

▪	The level of loan and deposit balances

▪	The level of client investment fees and associated margins

▪	The profitability of our products and services

▪	Our strategic initiatives, including the expansion of operations in China, India, Israel, the UK and elsewhere (such as our joint venture bank in China and our branch in the UK)

▪	The expansion and growth of our noninterest income sources

▪	Our current expectation that we will exceed our internal performance targets for 2013

▪	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

▪	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

▪	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

▪	The effect of application of certain accounting pronouncements

▪	The effect of lawsuits and claims

▪
Regulatory developments, including the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act (as defined below), Basel guidelines, and other applicable laws and regulations, and their potential impact on us

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” "could," "would," “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our beliefs as well as our assumptions, and such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.
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
Management’s Overview of Third Quarter 2013 Performance
Overall, we had a strong third quarter of fiscal 2013, which was reflective of the strength of our clients and our business. We had net income available to common stockholders of $67.6 million and diluted EPS was $1.46. This compares to diluted EPS of $0.94 in the third quarter of 2012. Included in our results for the third quarter of 2013 were pre-tax gains of $31.9 million from the increased valuation of one of our portfolio companies, FireEye, which included gains from equity warrant assets and gains from non-marketable and other securities, net of noncontrolling interests and related incentive compensation expense. We experienced strong growth in net interest income as a result of exceptional loan growth with a record high average balance of $9.5 billion. Our total client funds (which consist of on-balance sheet deposits and off-balance sheet client investment funds) increased to an all-time high of $45.3 billion as of September 30, 2013, reflecting growth from our existing clients and the addition of new clients. In addition, overall credit quality, liquidity and capital ratios continued to remain strong.
Third quarter 2013 results (compared to the third quarter 2012, where applicable) included:

▪	Continued strong growth in our lending business with record high average loan balances of $9.5 billion, an increase of $1.6 billion, or 20.7 percent.

▪	Average total client funds (consisting of both average on-balance sheet deposits and off-balance sheet client investment funds) of $45.3 billion, an increase of $6.5 billion, or 16.8 percent.

▪
Net interest income (fully taxable equivalent basis) of $177.5 million, an increase of $22.6 million, or 14.6 percent, primarily due to an increase in interest income from loans attributable to growth in average balances, partially offset by lower overall loan yield. See “Results of Operations–Net Interest Income and Margin” for further details.

▪
Net interest margin of 3.32 percent, an increase of 20 basis points, primarily reflective of a favorable shift in the lower premium amortization expense on available-for-sale securities and growth in loans, partially offset by lower overall loan yield.

▪
A provision for loan losses of $10.6 million, compared to $6.8 million. The provision of $10.6 million for the third quarter of 2013 was primarily driven by $5.5 million in net charge-offs, an increase of $3.1 million in the reserve for impaired loans and $2.3 million related to new loans during the quarter.

▪
Core fee income (deposit service charges, letters of credit fees, credit card fees, client investment fees, and foreign exchange fees) of $37.2 million, an increase of $2.8 million, or 8.1 percent. This increase reflects increased client activity and continued growth in our business, primarily from credit card fees, foreign exchange fees and deposit service charges. See “Results of Operations—Noninterest Income” for a description and non-GAAP reconciliation of core fee income.

▪
Gains on investment securities of $187.9 million, compared to $20.2 million. Non-GAAP gains on investment securities, net of noncontrolling interests, were $36.5 million, compared to $7.5 million. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details and a non-GAAP reconciliation of gains on investment securities, net of noncontrolling interests.

▪	Gains on equity warrant assets of $18.8 million, compared to $0.5 million. This increase was primarily driven by IPO and M&A activity, and included $8.1 million from a single warrant client, FireEye.

▪
Noninterest expense of $160.5 million, an increase of $25.4 million, or 18.8 percent. The increase was primarily driven by higher incentive compensation and benefits expense as a result of our strong performance in the third quarter of 2013 and our current expectation that we will exceed our internal performance targets for 2013. Compensation and benefits expense increased $17.7M, or 22.3%, to $96.9M for the three months ended September 30, 2013, compared to $79.3M for the comparable 2012 period.

▪
Overall, our liquidity remained strong based on the attributes of our period end available-for-sale securities portfolio, which totaled $10.2 billion at September 30, 2013. Our available-for-sale securities portfolio continued to be a good source of liquidity as it was invested in high quality investments and generated steady monthly cash flows. Additionally, our available-for-sale securities portfolio continued to provide us with the ability to secure wholesale borrowings, as needed.

▪
Overall, SVB Financial and the Bank continued to maintain strong capital positions. Both SVB Financial's and Bank's Tier 1 leverage ratios increased from December 31, 2012 by 40 basis points to 7.46 percent and 69 basis points to 8.06 percent, respectively, at September 30, 2013, primarily reflective of strong earnings and additional-paid-capital, partially offset by the increase in risk-weighted assets.

A summary of our performance for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands, except per share data and ratios)	2013	2012	% Change		2013	2012	% Change
Income Statement:
Diluted earnings per share	$1.46	$0.94	55.3%		$3.43	$2.79	22.9%
Net income available to common stockholders	67,621	42,289	59.9		157,096	124,682	26.0
Net interest income	177,096	154,430	14.7		510,346	457,301	11.6
Net interest margin	3.32%	3.12%	20	bps	3.32%	3.21%	11	bps
Provision for loan losses	$10,638	$6,788	56.7%		$35,023	$29,316	19.5%
Noninterest income	257,650	69,139	NM		434,493	208,858	108.0
Noninterest expense	160,524	135,171	18.8		452,830	402,949	12.4
Non-GAAP net income available to common stockholders (1)	67,621	42,289	59.9		157,096	119,148	31.8
Non-GAAP diluted earnings per share (1)	1.46	0.94	55.3		3.43	2.67	28.5
Non-GAAP noninterest income, net of noncontrolling interest and excluding gains on sales of certain assets (2)	105,820	55,615	90.3		229,422	164,834	39.2
Non-GAAP noninterest expense, net of noncontrolling interest (3)	157,234	132,448	18.7		443,813	393,461	12.8

Balance Sheet:
Average loans, net of unearned income	$9,545,941	$7,907,606	20.7%		$9,086,179	$7,318,537	24.2%
Average noninterest-bearing demand deposits	13,665,460	12,914,697	5.8		13,437,503	12,403,438	8.3
Average interest-bearing deposits	5,894,428	5,345,647	10.3		5,551,857	5,143,756	7.9
Average total deposits	19,559,888	18,260,344	7.1		18,989,360	17,547,194	8.2
Earnings Ratios:
Return on average assets (annualized) (4)	1.16%	0.77%	50.6%		0.93%	0.79%	17.7%
Return on average SVBFG stockholders’ equity (annualized) (5)	14.05	9.44	48.8		11.06	9.77	13.2
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.26%	1.23%	3	bps	1.26%	1.23%	3	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.13	1.16	(3)		1.13	1.16	(3)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.34	0.23	11		0.43	0.47	(4)
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.23	0.17	6		0.31	0.32	(1)
Capital Ratios:
Total risk-based capital ratio	14.16%	14.34%	(18)	bps	14.16%	14.34%	(18)	bps
Tier 1 risk-based capital ratio	12.96	13.07	(11)		12.96	13.07	(11)
Tier 1 leverage ratio	8.75	8.02	73		8.75	8.02	73
Tangible common equity to tangible assets (6)	8.19	8.27	(8)		8.19	8.27	(8)
Tangible common equity to risk-weighted assets (6)	12.96	13.93	(97)		12.96	13.93	(97)
Bank total risk-based capital ratio	12.31	12.70	(39)		12.31	12.70	(39)
Bank tier 1 risk-based capital ratio	11.08	11.41	(33)		11.08	11.41	(33)
Bank tier 1 leverage ratio	7.46	7.00	46		7.46	7.00	46
Bank tangible common equity to tangible assets (6)	7.34	7.61	(27)		7.34	7.61	(27)
Bank tangible common equity to risk-weighted assets (6)	11.17	12.40	(123)		11.17	12.40	(123)
Other Ratios:
Operating efficiency ratio (7)	36.89%	60.33%	(38.9)%		47.86%	60.36%	(20.7)%
Non-GAAP operating efficiency ratio (3)	55.50	62.93	(11.8)		59.89	63.11	(5.1)
Book value per common share (8)	$42.64	$40.10	6.3		$42.64	$40.10	6.3
Other Statistics:
Average full-time equivalent employees	1,675	1,594	5.1%		1,662	1,572	5.7%
Period-end full-time equivalent employees	1,683	1,602	5.1		1,683	1,602	5.1

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
A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data and ratios)	2013	2012	2013	2012
Net income available to common stockholders	$67,621	$42,289	$157,096	$124,682
Less: gains on sales of certain available-for-sale securities (1)	—	—	—	(4,955)
Tax impact of gains on sales of certain available-for-sale securities	—	—	—	1,974
Less: gains on the sale of certain assets related to our equity management services business (2)	—	—	—	(4,243)
Tax impact of gains on the sale of certain assets related to our equity management services business	—	—	—	1,690
Non-GAAP net income available to common stockholders	$67,621	$42,289	$157,096	$119,148
GAAP earnings per common share—diluted	$1.46	$0.94	$3.43	$2.79
Less: gains on sales of certain available-for-sale securities (1)	—	—	—	(0.11)
Tax impact of gains on sales of certain available-for-sale securities	—	—	—	0.05
Less: gains on the sale of certain assets related to our equity management services business (2)	—	—	—	(0.10)
Tax impact of gains on the sale of certain assets related to our equity management services business	—	—	—	0.04
Non-GAAP earnings per common share—diluted	$1.46	$0.94	$3.43	$2.67
Weighted average diluted common shares outstanding	46,202,409	44,914,564	45,765,307	44,692,224

(1)	Gains on the sale of $316 million in certain available-for-sale securities in the second quarter of 2012.

(2)	Net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012.
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
There have been no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2012 Form 10-K.

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

	2013 Compared to 2012			2013 Compared to 2012
	Three months ended September 30, increase (decrease) due to change in			Nine months ended September 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$384	$(357)	$27	$(200)	$(270)	$(470)
Available-for-sale securities (taxable)	(1,810)	6,921	5,111	(2,454)	6,527	4,073
Available-for-sale securities (non-taxable)	(140)	(9)	(149)	(409)	(37)	(446)
Loans, net of unearned income	24,488	(6,247)	18,241	78,159	(27,785)	50,374
Increase (decrease) in interest income, net	22,922	308	23,230	75,096	(21,565)	53,531
Interest expense:
NOW deposits	24	7	31	88	24	112
Money market deposits	222	425	647	1,448	253	1,701
Money market deposits in foreign offices	8	11	19	13	(1)	12
Time deposits	26	1	27	48	(40)	8
Sweep deposits in foreign offices	(67)	—	(67)	(134)	(1)	(135)
Total increase in deposits expense	213	444	657	1,463	235	1,698
Short-term borrowings	(9)	—	(9)	(104)	45	(59)
5.375% Senior Notes	—	(29)	(29)	3	(19)	(16)
Junior Subordinated Debentures	—	3	3	(9)	13	4
5.70% Senior Notes	—	—	—	(863)	—	(863)
6.05% Subordinated Notes	(6)	—	(6)	1	(29)	(28)
Other long-term debt	—	—	—	(94)	—	(94)
Total (decrease) increase in borrowings expense	(15)	(26)	(41)	(1,066)	10	(1,056)
Increase in interest expense, net	198	418	616	397	245	642
Increase (decrease) in net interest income	$22,724	$(110)	$22,614	$74,699	$(21,810)	$52,889

Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended September 30, 2013 and 2012
Net interest income increased by $22.6 million to $177.5 million for the three months ended September 30, 2013, compared to $154.9 million for the comparable 2012 period. Overall, we saw an increase in our net interest income primarily due to strong growth in average loan balances and lower premium amortization expense on available-for-sale-securities, partially offset by lower overall loan yield.
The main factors affecting interest income and interest expense for the three months ended September 30, 2013, compared to the comparable 2012 period are discussed below:

•	Interest income for the three months ended September 30, 2013 increased by $23.2 million primarily due to:

◦
An $18.2 million increase in interest income on loans to $139.7 million for the three months ended September 30, 2013, compared to $121.4 million for the comparable 2012 period. Of this increase, $24.5 million was driven by an increase in average loan balances of $1.6 billion, partially offset by a decrease of $6.2 million from lower overall loan yield. Overall loan yield decreased 30 basis points to 5.81 percent for the three months ended September 30, 2013, compared to 6.11 percent for the comparable 2012 period. The decrease in overall loan yield was reflective of a continued change in the mix of our loans that are indexed to the national Prime rate instead of the SVB Prime rate, as well as growth in our lower-yielding venture capital/private equity loan portfolio.

◦
A $5.0 million increase in interest income on available-for-sale securities to $44.8 million for the three months ended September 30, 2013, compared to $39.9 million for the comparable 2012 period. The increase was reflective of a 26 basis points increase in the overall yield of our available-for-sale securities portfolio, partially offset by a $488 million decrease in average balances. The increase of 26 basis points in the overall yield was comprised of an increase of 41 basis points from lower premium amortization expense, partially offset by a 14 basis point decrease in coupon yields. Premium amortization expense decreased by $11.1 million to $6.2 million for the three months ended September 30, 2013, compared to $17.2 million for the comparable 2012 period. As of September 30, 2013, the remaining unamortized premium balance on our available-for-sale securities portfolio was $88 million. The decrease in coupon yields was driven by paydowns of higher-yielding securities.

•	Interest expense for the three months ended September 30, 2013 increased to $8.1 million, compared to $7.5 million for the comparable 2012 period. The items impacting interest expense were as follows:

◦	An increase in interest expense from interest-bearing deposits of $0.7 million, mainly attributable to growth in our average interest-bearing deposits of $549 million.

◦	Interest expense from our long-term debt remained relatively flat at $5.7 million, compared to $5.8 million.
Nine months ended September 30, 2013 and 2012
Net interest income increased by $52.9 million to $511.6 million for the nine months ended September 30, 2013, compared to $458.8 million for the comparable 2012 period. Overall, we saw an increase in our net interest income primarily due to strong growth in average loan balances and lower premium amortization expense on available-for-sale-securities, partially offset by lower overall loan yield.
The main factors affecting interest income and interest expense for the nine months ended September 30, 2013 , compared to the comparable 2012 period are discussed below:

•	Interest income for the nine months ended September 30, 2013 increased by $53.5 million primarily due to:

◦
A $50.4 million increase in interest income on loans to $395.2 million for the nine months ended September 30, 2013, compared to $344.8 million for the comparable 2012 period. $78.2 million of this increase was driven by an increase in average loan balances of $1.8 billion, partially offset by a decrease of $27.8 million from lower overall loan yield. Overall loan yield decreased 47 basis points to 5.82 percent for the nine months ended September 30, 2013, compared to 6.29 percent for the comparable 2012 period. The decrease in overall loan yield was reflective of a continued change in the mix of our loans that are indexed to the national Prime rate instead of the SVB Prime rate, as well as growth in our lower-yielding venture capital/private equity loan portfolio. Additionally, the loan yield was impacted by our success in growing our later stage client portfolio, which typically is benchmarked to the three-month LIBOR and bears lower credit risk resulting in a lower relative yield.

◦
A $3.6 million increase in interest income on available-for-sale securities to $137.7 million for the nine months ended September 30, 2013, compared to $134.1 million for the comparable 2012 period. The increase was reflective an 8 basis point increase in the overall yield of our available-for-sale securities portfolio, partially offset by a decrease related to a $2.9 million decrease in average balances. The increase of 8 basis points in the overall yield was comprised of an increase of 26 basis points from lower premium amortization expense, partially offset by a 18 basis point decrease in coupon yields. The decrease in coupon yields was driven by paydowns of higher-yielding securities. Premium amortization expense decreased by $21.5 million to $21.0 million for the nine months ended September 30, 2013, compared to $42.5 million for the comparable 2012 period.

•
Interest expense for the nine months ended September 30, 2013 increased to $23.9 million, compared to $23.2 million for the comparable 2012 period. The items impacting interest expense were as follows:

◦	An increase in interest expense from interest-bearing deposits of $1.7 million, mainly attributable to growth in our average interest-bearing deposits of $408 million.

◦	A decrease of $1.0 million in interest expense related to our long-term debt, mainly attributable to the repayment of our 5.70% Senior Notes, which matured on June 1, 2012.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin increased by 20 basis points to 3.32 percent for the three months ended September 30, 2013, compared to 3.12 percent for the comparable 2012 period. The increase in our net interest margin was primarily reflective of a favorable shift in the mix of our interest-earning assets (higher average loan balances, lower average balances of cash and available-for-sale securities) and lower premium amortization expense on available-for-sale securities, partially offset by lower overall loan yield. Our loan portfolio (higher-yielding assets) comprised 45.0 percent of our average interest-earning assets during the three months ended September 30, 2013, compared to 40.0 percent for the comparable 2012 period.
Our net interest margin increased by 11 basis points to 3.32 percent for the nine months ended September 30, 2013, compared to 3.21 percent for the comparable 2012 period. The increase in our net interest margin was primarily reflective of a favorable shift in the mix of our interest-earning assets (higher average loan balances, lower average balances of cash and available-for-sale securities) and lower premium amortization expense on available-for-sale securities, partially offset by lower overall loan yield. Our loan portfolio (higher-yielding assets) comprised 44.1 percent of our average interest-earning assets during the nine months ended September 30, 2013, compared to 38.3 percent for the comparable 2012 period.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2013 and 2012:

Average Balances, Rates and Yields for the Three Months Ended September 30, 2013 and 2012

	Three months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,596,003	$1,152	0.29%	$1,287,103	$1,125	0.35%
Available-for-sale securities: (2)
Taxable	10,000,154	43,604	1.73	10,478,071	38,493	1.46
Non-taxable (3)	82,048	1,226	5.93	91,654	1,375	5.97
Total loans, net of unearned income (4) (5)	9,545,941	139,687	5.81	7,907,606	121,446	6.11
Total interest-earning assets	21,224,146	185,669	3.47	19,764,434	162,439	3.27
Cash and due from banks	253,364			309,934
Allowance for loan losses	(124,254)			(102,506)
Other assets (6)	1,719,478			1,755,335
Total assets	$23,072,734			$21,727,197
Funding sources:
Interest-bearing liabilities:
NOW deposits	$134,545	$119	0.35%	$105,302	$88	0.33%
Money market deposits	3,755,620	1,866	0.20	2,790,021	1,219	0.17
Money market deposits in foreign offices	194,870	48	0.10	118,002	29	0.10
Time deposits	165,632	157	0.38	157,585	130	0.33
Sweep deposits in foreign offices	1,643,761	207	0.05	2,174,737	274	0.05
Total interest-bearing deposits	5,894,428	2,397	0.16	5,345,647	1,740	0.13
Short-term borrowings	6,316	3	0.19	26,751	12	0.18
5.375% Senior Notes	348,119	4,789	5.46	347,910	4,818	5.51
Junior Subordinated Debentures	55,094	833	6.00	55,269	830	5.97
6.05% Subordinated Notes	52,551	122	0.92	55,214	128	0.92
Total interest-bearing liabilities	6,356,508	8,144	0.51	5,830,791	7,528	0.51
Portion of noninterest-bearing funding sources	14,867,638			13,933,643
Total funding sources	21,224,146	8,144	0.15	19,764,434	7,528	0.15
Noninterest-bearing funding sources:
Demand deposits	13,665,460			12,914,697
Other liabilities	298,455			452,160
SVBFG stockholders’ equity	1,909,462			1,782,443
Noncontrolling interests	842,849			747,106
Portion used to fund interest-earning assets	(14,867,638)			(13,933,643)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$23,072,734			$21,727,197
Net interest income and margin		$177,525	3.32%		$154,911	3.12%
Total deposits	$19,559,888			$18,260,344
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(429)			(481)
Net interest income, as reported		$177,096			$154,430

(1)
Includes average interest-earning deposits in other financial institutions of $191 million and $211 million for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, balances also include $1.3 billion and $887 million, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $23.0 million and $19.0 million for the three months ended September 30, 2013 and 2012, respectively.

(6)
Average investment securities of $1.3 billion and $1.4 billion for the three months ended September 30, 2013 and 2012, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,040,073	$2,605	0.33%	$1,115,192	$3,075	0.37%
Available-for-sale securities: (2)
Taxable	10,379,311	134,013	1.73	10,574,021	129,940	1.64
Non-taxable (3)	82,927	3,697	5.96	92,002	4,143	6.02
Total loans, net of unearned income (4) (5)	9,086,179	395,216	5.82	7,318,537	344,842	6.29
Total interest-earning assets	20,588,490	535,531	3.48	19,099,752	482,000	3.37
Cash and due from banks	277,382			301,507
Allowance for loan losses	(119,491)			(100,795)
Other assets (6)	1,749,711			1,652,577
Total assets	$22,496,092			$20,953,041
Funding sources:
Interest-bearing liabilities:
NOW deposits	$136,899	$358	0.35%	$102,502	$246	0.32%
Money market deposits	3,342,363	4,913	0.20	2,646,272	3,212	0.16
Money market deposits in foreign offices	148,161	108	0.10	130,257	96	0.10
Time deposits	172,439	499	0.39	156,321	491	0.42
Sweep deposits in foreign offices	1,751,995	655	0.05	2,108,404	790	0.05
Total interest-bearing deposits	5,551,857	6,533	0.16	5,143,756	4,835	0.13
Short-term borrowings	34,840	74	0.28	91,772	133	0.19
5.375% Senior Notes	348,067	14,433	5.54	347,860	14,449	5.55
Junior Subordinated Debentures	55,137	2,497	6.05	55,313	2,493	6.02
5.70% Senior Notes	—	—	—	79,312	863	1.45
6.05% Subordinated Notes	53,527	354	0.88	55,122	382	0.93
Other long-term debt	—	—	—	642	94	19.56
Total interest-bearing liabilities	6,043,428	23,891	0.53	5,773,777	23,249	0.54
Portion of noninterest-bearing funding sources	14,545,062			13,325,975
Total funding sources	20,588,490	23,891	0.16	19,099,752	23,249	0.16
Noninterest-bearing funding sources:
Demand deposits	13,437,503			12,403,438
Other liabilities	316,024			355,571
SVBFG stockholders’ equity	1,899,783			1,704,957
Noncontrolling interests	799,354			715,298
Portion used to fund interest-earning assets	(14,545,062)			(13,325,975)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$22,496,092			$20,953,041
Net interest income and margin		$511,640	3.32%		$458,751	3.21%
Total deposits	$18,989,360			$17,547,194
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,294)			(1,450)
Net interest income, as reported		$510,346			$457,301

(1)
Includes average interest-earning deposits in other financial institutions of $175 million and $277 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, balances also include $687 million and $626 million, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $60.0 million and $56.6 million for the nine months ended September 30, 2013 and 2012, respectively.

(6)
Average investment securities of $1.3 billion  for both the nine months ended September 30, 2013 and 2012, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance for loan losses, beginning balance	$119,571	$98,166	$110,651	$89,947
Provision for loan losses	10,638	6,788	35,023	29,316
Gross loan charge-offs	(8,149)	(4,637)	(29,150)	(25,757)
Loan recoveries	2,674	1,207	8,210	8,018
Allowance for loan losses, ending balance	$124,734	$101,524	$124,734	$101,524
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.43%	0.33%	0.47%	0.47%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.34	0.23	0.43	0.47
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.23	0.17	0.31	0.32
Allowance for loan losses as a percentage of period-end total gross loans	1.26	1.23	1.26	1.23
Period-end total gross loans	$9,914,199	$8,266,168	$9,914,199	$8,266,168
Average total gross loans	9,627,912	7,976,257	9,164,538	7,380,458
Our provision for loan losses was $10.6 million for the three months ended September 30, 2013, compared to a provision of $6.8 million for the comparable 2012 period. The provision of $10.6 million for the three months ended September 30, 2013 was primarily driven by $5.5 million in net charge-offs, an increase of $3.1 million in the reserve for impaired loans and $2.3 million related to new loans during the quarter. The provision of $6.8 million for the three months ended September 30, 2012 was primarily attributable to period-end loan growth and net charge-offs of $3.4 million. Gross loan charge-offs of $8.1 million for the three months ended September 30, 2013 were primarily from our hardware and software portfolios. Loan recoveries of $2.7 million for the three months ended September 30, 2013 were largely driven by a single recovery from our hardware portfolio.
Our provision for loan losses was $35.0 million for the nine months ended September 30, 2013, compared to a provision of $29.3 million for the comparable 2012 period. The provision of $35.0 million for the nine months ended September 30, 2013 was primarily driven by net charge-offs of $20.9 million and period-end loan growth. The provision of $29.3 million for the nine months ended September 30, 2012 was primarily driven by net charge-offs of $17.7 million and period-end loan growth.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income
A summary of noninterest income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Core fee income:
Foreign exchange fees	$12,887	$12,211	5.5%	$39,113	$36,345	7.6%
Deposit service charges	8,902	8,369	6.4	26,602	24,834	7.1
Credit card fees	8,188	6,348	29.0	23,245	18,185	27.8
Letters of credit and standby letters of credit income	3,790	3,495	8.4	10,879	10,427	4.3
Client investment fees	3,393	3,954	(14.2)	10,392	10,226	1.6
Total core fee income (1)	37,160	34,377	8.1	110,231	100,017	10.2
Gains on investment securities, net	187,862	20,228	NM	255,861	53,876	NM
Gains on derivative instruments, net	10,202	1,111	NM	30,218	15,800	91.3
Other	22,426	13,423	67.1	38,183	39,165	(2.5)
Total noninterest income	$257,650	$69,139	NM	$434,493	$208,858	108.0

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

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
GAAP noninterest income (as reported)	$257,650	$69,139	NM	$434,493	$208,858	108.0%
Less: gains on investment securities, net	187,862	20,228	NM	255,861	53,876	NM
Less: gains on derivative instruments, net	10,202	1,111	NM	30,218	15,800	91.3
Less: other noninterest income	22,426	13,423	67.1	38,183	39,165	(2.5)
Non-GAAP core fee income	$37,160	$34,377	8.1	$110,231	$100,017	10.2
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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
GAAP noninterest income (as reported)	$257,650	$69,139	NM	$434,493	$208,858	108.0%
Less: income attributable to noncontrolling interests, including carried interest	151,830	13,524	NM	205,071	34,826	NM
Non-GAAP noninterest income, net of noncontrolling interests	$105,820	$55,615	90.3	229,422	174,032	31.8
Less: gains on sales of certain available-for-sale securities	—	—	—	—	4,955	(100.0)
Less: net gains on the sale of certain assets related to our equity management services business	—	—	—	—	4,243	(100.0)
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain assets	$105,820	$55,615	90.3	$229,422	$164,834	39.2
Gains on Investment Securities, Net
Net gains on investment securities include both gains from our non-marketable and other securities, as well as gains from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale securities portfolio is managed to optimize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification, and asset/liability strategies. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains or losses on investment securities.
We experience variability in the performance of our non-marketable and other securities from quarter to quarter, which results in net gains or losses on investment securities. This variability is due to a number of factors, including changes in the values of our investments, changes in the amount of distributions or liquidity events and general economic and market conditions. Such variability may lead to volatility in the gains from investment securities and as such our results for a particular period are not necessarily indicative of our expected performance in a future period.
For the three months ended September 30, 2013, we had net gains on investment securities of $187.9 million, compared to $20.2 million for the comparable 2012 period. Gains on investment securities, net of noncontrolling interests, were $36.5 million for the three months ended September 30, 2013, compared to $7.5 million for the comparable 2012 period.
The gains, net of noncontrolling interests, of $36.5 million for the three months ended September 30, 2013 were primarily driven by the following:

•	Gains of $28.2 million from our managed direct venture funds, primarily related to the increase in valuation and carried interest allocations related to FireEye after its IPO.

•	Gains of $3.5 million from our investments in debt funds, primarily related to the increase in gains associated with FireEye in one of our debt fund investments.

•	Gains of $3.1 million from our managed funds of funds, primarily related to unrealized valuation increases from three of our funds of funds.

•
Gains of $1.5 million from our strategic and other investments, primarily driven by $4.7 million from distributions of strategic venture capital fund investments, partially offset by a $3.9 million impairment recognized for a single direct equity investment.

For the nine months ended September 30, 2013, we had net gains on investment securities of $255.9 million, compared to $53.9 million for the comparable 2012 period. Gains on investment securities, net of noncontrolling interests, were $51.1 million for the nine months ended September 30, 2013, compared to $19.3 million for the comparable 2012 period. The gains, net of noncontrolling interests, of $51.1 million for the nine months ended September 30, 2013 were primarily driven by the following:

•	Gains of $28.5 million from our managed direct venture funds, primarily related to the increase in valuation and carried interest allocations related to FireEye after its IPO.

•	Gains of $8.7 million from our managed funds of funds, primarily related to unrealized valuation increases and carried interest from three of our funds of funds.

•
Gains of $7.1 million from our investments in debt funds, driven by our proportionate share of unrealized valuation increases from the investments within the funds as well as an increase in gains associated with FireEye in one of our debt fund investments.

•
Gains of $6.0 million from our strategic and other investments, primarily related to gains from our proportionate share of profits from certain equity method investments and gains from distributions of strategic venture capital fund investments. These increases were partially offset by an impairment recognized for a single direct equity investment.

The following tables provide a summary of non-GAAP net gains on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2013 and 2012:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended September 30, 2013
Total gains on investment securities, net	$34,633	$147,976	$3,508	$219	$1,526	$187,862
Less: income (losses) attributable to noncontrolling interests, including carried interest	31,551	119,810	(1)	—	—	151,360
Non-GAAP net gains on investment securities, net of noncontrolling interests	$3,082	$28,166	$3,509	$219	$1,526	$36,502
Three months ended September 30, 2012
Total gains (losses) on investment securities, net	$12,139	$2,034	$5,439	$(101)	$717	$20,228
Less: income (losses) attributable to noncontrolling interests, including carried interest	11,351	1,427	(2)	—	—	12,776
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	788	607	5,441	(101)	717	7,452
Less: gain on sales of certain available-for-sale securities	—	—	—	—	—	—
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$788	$607	$5,441	$(101)	$717	$7,452
Nine months ended September 30, 2013
Total gains on investment securities, net	$91,061	$150,819	$7,060	$949	$5,972	$255,861
Less: income (losses) attributable to noncontrolling interests, including carried interest	82,374	122,353	(4)	—	—	204,723
Non-GAAP net gains on investment securities, net of noncontrolling interests	$8,687	$28,466	$7,064	$949	$5,972	$51,138
Nine months ended September 30, 2012
Total gains (losses) on investment securities, net	$38,908	$(1,589)	$8,823	$3,592	$4,142	$53,876
Less: income (losses) attributable to noncontrolling interests, including carried interest	35,919	(1,331)	28	—	—	34,616
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	2,989	(258)	8,795	3,592	4,142	19,260
Less: gain on sales of certain available-for-sale securities	—	—	—	4,955	—	4,955
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$2,989	$(258)	$8,795	$(1,363)	$4,142	$14,305

Foreign Exchange Fees
Foreign exchange fees were $12.9 million and $39.1 million for the three and nine months ended September 30, 2013, respectively, compared to $12.2 million and $36.3 million for the comparable 2012 periods. The increases were primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes.
Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Equity warrant assets (1)
Gains on exercises, net	$4,458	$2,417	84.4%	$6,883	$7,577	(9.2)%
Cancellations and expirations	(149)	(252)	(40.9)	(371)	(1,424)	(73.9)
Changes in fair value	14,471	(1,618)	NM	22,963	6,205	NM
Net gains on equity warrant assets	18,780	547	NM	29,475	12,358	138.5
Gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (2)	369	607	(39.2)	2,179	3,002	(27.4)
(Losses) gains on internal foreign exchange forward contracts, net (3)	(8,423)	220	NM	(1,511)	1,162	NM
Total (losses) gains on foreign exchange forward contracts, net	(8,054)	827	NM	668	4,164	(84.0)
Changes in fair value of interest rate swaps	(7)	74	(109.5)	20	571	(96.5)
Net (losses) gains on other derivatives (4)	(517)	(337)	53.4	55	(1,293)	(104.3)
Gains on derivative instruments, net	$10,202	$1,111	NM	$30,218	$15,800	91.3

 NM—Not meaningful

(1)	At September 30, 2013, we held warrants in 1,309 companies, compared to 1,248 companies at September 30, 2012.

(2)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.

(3)	Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments.

(4)	Primarily represents the change in fair value of loan conversion options held by SVB Financial. As of September 30, 2013, the loan conversion options related to five clients.
Net gains on derivative instruments were $10.2 million for the three months ended September 30, 2013, compared to net gains of $1.1 million for the comparable 2012 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $18.8 million for the three months ended September 30, 2013, compared to $0.5 million for the comparable 2012 period. The increase was primarily reflective of net gains from warrant valuations of $14.5 million for the three months ended September 30, 2013, compared to losses of $1.6 million for the comparable 2012 period. The net gains from warrant valuations of $14.5 million for the three months ended September 30, 2013 was driven by IPO and M&A activity, and included $8.1 million from a single warrant client, FireEye. Net gains from the exercise of equity warrant assets were $4.5 million for the three months ended September 30, 2013, compared to $2.4 million for the comparable period.

•
Net losses of $8.4 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the three months ended September 30, 2013, compared to net gains of $0.2 million for the comparable 2012 period. The losses for the three months ended September 30, 2013 were primarily attributable to the weakening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by losses of $8.1 million from the revaluation of foreign currency denominated instruments that are included in the line item "Other" within noninterest income as noted below.

Net gains on derivative instruments were $30.2 million for the nine months ended September 30, 2013, compared to net gains of $15.8 million for the comparable 2012 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $29.5 million for the nine months ended September 30, 2013, compared to net gains of $12.4 million for the comparable 2012 period. The increase was primarily reflective of net gains from warrant valuations of $23.0 million for the nine months ended September 30, 2013, compared to net gains of $6.2 million for the comparable period. The net gains from warrant valuations of $23.0 million for the nine months ended September 30, 2013 primarily related to our private warrant portfolio which was driven by IPO and M&A activity, and included $8.1 million from a single warrant client, FireEye.

•
Net losses of $1.5 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the nine months ended September 30, 2013, compared to net gains of $1.2 million for the comparable 2012 period. The losses for the nine months ended September 30, 2013 were primarily attributable to the weakening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by gains of $0.4 million from the revaluation of foreign currency denominated instruments that are included in the line item "Other" within noninterest income as noted below.

Credit Card Fees
Credit card fees were $8.2 million and $23.2 million for the three and nine months ended September 30, 2013, respectively, compared to $6.3 million and $18.2 million for the comparable 2012 periods. The increases were primarily due to an increase in client volumes and the addition of new credit card clients.
Client Investment Fees
Client investment fees were $3.4 million and $10.4 million for the three and nine months ended September 30, 2013, respectively, compared to $4.0 million and $10.2 million for the comparable 2012 periods. There was an increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet sweep product. The increases in average balances were partially offset by historically low yields on certain products. The following table summarizes average client investment funds for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Client directed investment assets (1)	$7,412	$7,528	(1.5)%	7,052	7,406	(4.8)%
Client investment assets under management	11,925	10,283	16.0	11,577	10,247	13.0
Sweep money market funds	5,622	3,118	80.3	4,920	2,239	119.7
Total average client investment funds (2)	$24,959	$20,929	19.3	23,549	19,892	18.4

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at September 30, 2013 and December 31, 2012:

(Dollars in millions)	September 30, 2013	December 31, 2012	% Change
Client directed investment assets	7,319	7,604	(3.7)%
Client investment assets under management	12,045	10,824	11.3
Sweep money market funds	5,954	4,085	45.8
Total period-end client investment funds	25,318	22,513	12.5

Other Noninterest Income
A summary of other noninterest income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Unused commitment fees	$3,735	$2,579	44.8%	$10,582	$9,312	13.6%
Fund management fees	2,822	2,496	13.1	8,531	8,448	1.0
Service-based fee income (1)	1,901	1,651	15.1	5,706	6,197	(7.9)
Net gains on the sale of certain assets related to our equity management services business	—	—	—	—	4,243	(100.0)
Loan syndication fees	1,102	1,353	(18.6)	1,852	2,853	(35.1)
Gains on revaluation of foreign currency instruments (2)	8,101	1,578	NM	451	96	NM
Currency revaluation (losses) gains (3)	(32)	845	(103.8)	(7)	(88)	(92.0)
Other	4,797	2,921	64.2	11,068	8,104	36.6
Total other noninterest income	$22,426	$13,423	67.1	$38,183	$39,165	(2.5)

NM—Not meaningful

(1)	Includes income from SVB Analytics.

(2)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(3)	Primarily represents the revaluation of foreign currency denominated investments in certain funds.
Other noninterest income was $22.4 million and $38.2 million for the three and nine months ended September 30, 2013, compared to $13.4 million and $39.2 million for the comparable 2012 periods. The increase of $9.0 million for the three month period was primarily due to gains on the revaluation of foreign currency instruments of $8.1 million for the three months ended September 30, 2013, compared to $1.6 million for the comparable 2012 period. The gains for both periods were primarily attributable to the weakening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by losses of $8.4 million and gains of $0.2 million, respectively, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income on the line item "gains on derivative instruments" as noted above.
The decrease of $1.0 million of other noninterest income for the nine month period was primarily due to net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012. This decrease was partially offset by increases in unused commitment fees for the nine months ended September 30, 2013, as well as gains on the revaluation of foreign currency instruments of $0.5 million for the nine months ended September 30, 2013, compared to $0.1 million for the comparable 2012 period. The gains for both periods were primarily attributable to the weakening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by losses of $1.5 million and gains of $1.2 million, respectively, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income on the line item "gains on derivative instruments" as noted above.

Noninterest Expense
A summary of noninterest expense for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Compensation and benefits	$96,869	$79,262	22.2%	$270,315	$243,384	11.1%
Professional services	18,966	17,759	6.8	52,759	48,880	7.9
Premises and equipment	12,171	11,247	8.2	34,298	28,230	21.5
Business development and travel	7,378	6,838	7.9	23,433	21,743	7.8
Net occupancy	5,898	5,666	4.1	17,460	16,667	4.8
FDIC assessments	2,913	2,836	2.7	9,148	8,065	13.4
Correspondent bank fees	2,906	3,000	(3.1)	9,009	8,528	5.6
Provision for (reduction of) unfunded credit commitments	2,774	(400)	NM	6,135	1,264	NM
Other	10,649	8,963	18.8	30,273	26,188	15.6
Total noninterest expense	$160,524	$135,171	18.8	$452,830	$402,949	12.4
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

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2013	2012	% Change	2013	2012	% Change
GAAP noninterest expense	$160,524	$135,171	18.8%	$452,830	$402,949	12.4%
Less: amounts attributable to noncontrolling interests	3,290	2,723	20.8	9,017	9,488	(5.0)
Non-GAAP noninterest expense, net of noncontrolling interests	$157,234	$132,448	18.7	$443,813	$393,461	12.8
GAAP taxable equivalent net interest income	$177,525	$154,911	14.6	$511,640	$458,751	11.5
Less: income attributable to noncontrolling interests	19	50	(62.0)	63	131	(51.9)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	177,506	154,861	14.6	511,577	458,620	11.5
Non-GAAP noninterest income, net of noncontrolling interests	105,820	55,615	90.3	229,422	164,834	39.2
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$283,326	$210,476	34.6	$740,999	$623,454	18.9
Non-GAAP operating efficiency ratio (1)	55.50%	62.93%	(11.8)	59.89%	63.11%	(5.1)

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Compensation and benefits
Salaries and wages	$39,926	$37,769	5.7%	$118,458	$113,391	4.5%
Incentive compensation & ESOP	30,599	20,185	51.6	74,452	62,170	19.8
Other employee benefits (1)	26,344	21,308	23.6	77,405	67,823	14.1
Total compensation and benefits	$96,869	$79,262	22.2	$270,315	$243,384	11.1
Period-end full-time equivalent employees	1,683	1,602	5.1	1,683	1,602	5.1
Average full-time equivalent employees	1,675	1,594	5.1	1,662	1,572	5.7

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee related expenses.

Compensation and benefits expense was $96.9 million for the three months ended September 30, 2013, compared to $79.3 million for the comparable 2012 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $10.4 million in incentive compensation and ESOP/profit sharing expenses, primarily reflective of our strong performance in the third quarter of 2013 and our current expectation that we will exceed our internal performance targets for 2013.

•
An increase of $5.0 million in other employee benefits, primarily due to warrant incentive compensation expense of $1.4 million resulting from the gains recorded for the increase in valuation related to FireEye after its IPO. Additionally, 401k related expenses increased by $1.0 million. The remaining increases related various other employee benefits individually insignificant.

•
An increase of $2.2 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 81 to 1,675 FTEs for the three months ended September 30, 2013, compared to 1,594 FTEs for the comparable 2012 period. The increase in headcount was primarily to support our product development, operational and sales and advisory teams, as well as to support our commercial banking operations and initiatives.

Compensation and benefits expense was $270.3 million for the nine months ended September 30, 2013, compared to $243.4 million for the comparable 2012 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $12.3 million in incentive compensation and ESOP/profit sharing expenses, primarily reflective of our strong performance in the third quarter of 2013 and our current expectation that we will exceed our internal performance targets for 2013.

•
An increase of $9.6 million in other employee benefits, primarily due to an increase in warrant incentive compensation expense of $2.4 million resulting from $1.4 million gains recorded for the increase in valuation related to FireEye after its IPO. Additionally, amortization of share-based compensation increased by $2.4 million, as well as an increase of $1.6 million in agency fees.

•
An increase of $5.1 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 90 to 1,662 FTEs for the nine months ended September 30, 2013, compared to 1,572 FTEs for the comparable 2012 period.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $36.4 million and $89.4 million for the three and nine months ended September 30, 2013, respectively, compared to $22.3 million and $73.9 million for the comparable 2012 periods. These amounts are included in total compensation and benefits expense discussed above.

Professional Services
Professional services expense was $19.0 million and $52.8 million for the three and nine months ended September 30, 2013, respectively, compared to $17.8 million and $48.9 million for the comparable 2012 periods. The increases for the three and nine months period ended were primarily due to increased consulting fees related to our ongoing business and IT infrastructure initiatives.
Premises and Equipment
Premises and equipment expense was $12.2 million and $34.3 million for the three and nine months ended September 30, 2013, respectively, compared to $11.2 million and $28.2 million for the comparable 2012 periods. The increases for the three and nine month periods were primarily due to increased spending to enhance and maintain our IT infrastructure.
Provision for (Reduction of) Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $2.8 million for the three months ended September 30, 2013, compared to a reduction of $0.4 million for the comparable 2012 period. The provision of $2.8 million for the three months ended September 30, 2013 was primarily due to an increase in unfunded credit commitment balances of $890 million from June 30, 2013 to September 30, 2013.
We recorded a provision for unfunded credit commitments of $6.1 million for the nine months ended September 30, 2013, compared to $1.3 million for the comparable 2012 period. The provision for the nine months ended September 30, 2013 was primarily reflective of an increase in unfunded credit commitments of $2.1 billion from December 31, 2012 to September 30, 2013.
Other Noninterest Expense
A summary of other noninterest expense for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Data processing services	$2,020	$1,575	28.3%	$5,814	$4,290	35.5%
Client services	1,920	1,804	6.4	5,711	4,796	19.1
Telephone	1,571	1,619	(3.0)	4,640	4,950	(6.3)
Tax credit fund amortization	1,519	941	61.4	4,174	2,961	41.0
Postage and supplies	559	591	(5.4)	1,777	1,844	(3.6)
Dues and publications	399	472	(15.5)	1,302	1,503	(13.4)
Other	2,661	1,961	35.7	6,855	5,844	17.3
Total other noninterest expense	$10,649	$8,963	18.8	$30,273	$26,188	15.6

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2013 and 2012, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Net interest income (1)	$(19)	$(50)	(62.0)%	$(63)	$(131)	(51.9)%
Noninterest income (1)	(169,126)	(14,416)	NM	(223,912)	(32,258)	NM
Noninterest expense (1)	3,290	2,723	20.8	9,017	9,488	(5.0)
Carried interest (2)	17,296	892	NM	18,841	(2,568)	NM
Net income attributable to noncontrolling interests	$(148,559)	$(10,851)	NM	$(196,117)	$(25,469)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.
Income Taxes
Our effective income tax expense rate was 41.2 percent for the three months ended September 30, 2013, compared to 40.2 percent for the comparable 2012 period. Our effective income tax expense rate was 39.8 percent for the nine months ended September 30, 2013, compared to 40.2 percent for the comparable 2012 period. The increase in the tax rate for the third quarter of 2013 was primarily attributable to a one-time prior period tax adjustment of $2.9 million recorded in the third quarter of 2013. Excluding the impact of the adjustment, our effective tax rate would have been 38.7 percent for both the third quarter of 2013 and nine months ended September 30, 2013. The decreases in the tax rates excluding the prior period adjustment, were primarily due to higher low-income housing credits and higher income generated from states with lower state tax rates.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three and nine months ended September 30, 2013 and 2012:
Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Net interest income	$162,781	$151,858	7.2%	$466,303	$441,542	5.6%
Provision for loan losses	(11,633)	(7,787)	49.4	(36,030)	(29,946)	20.3
Noninterest income	50,814	46,965	8.2	145,716	139,387	4.5
Noninterest expense	(109,088)	(98,064)	11.2	(316,949)	(293,193)	8.1
Income before income tax expense	$92,874	$92,972	(0.1)	$259,040	$257,790	0.5
Total average loans, net of unearned income	$8,683,784	$7,159,609	21.3	$8,274,380	$6,559,036	26.2
Total average assets	21,332,078	19,860,340	7.4	20,723,144	19,149,134	8.2
Total average deposits	18,994,576	17,881,175	6.2	18,480,757	17,240,715	7.2

Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Income before income tax expense from our Global Commercial Bank (“GCB”) held relatively flat at $92.3 million for the three months ended September 30, 2013, compared to $93.0 million for the comparable 2012 period. Income before income tax expense was primarily driven by higher interest income due to strong average loan growth and offset by a higher provision for loan losses and higher noninterest expense. The key components of GCB's performance for the three months ended September 30, 2013 compared to the comparable 2012 period are discussed below:
Net interest income from our GCB increased by $10.9 million for the three months ended September 30, 2013, primarily due to a $16.4 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $2.4 million increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a $9.3 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $11.6 million for the three months ended September 30, 2013, compared to $7.8 million for the comparable 2012 period. The provision of $11.6 million for the three months ended September 30, 2013 was primarily attributable to net charge-offs, an increase in our reserve for impaired loans and due to period-end loan growth. The provision of $7.8 million for the three months ended September 30, 2012 was primarily attributable to period-end loan growth.

Noninterest income increased by $3.8 million for the three months ended September 30, 2013, primarily related to higher credit card fees and foreign exchange fees. The increase in credit card fees was primarily due to increases in client volumes and the addition of new credit card clients. The increase in foreign exchange fees was primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes.
Noninterest expense increased by $11.0 million for the three months ended September 30, 2013, primarily due to increases in compensation and benefits expenses relating to incentive plan and salaries and wages expenses. The increase in our incentive plan expenses was primarily related to our strong performance in the third quarter of 2013 and our current expectation that we will exceed our internal performance targets for 2013. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at our GCB, which increased by 69 to 1,333 FTEs for the three months ended September 30, 2013, compared to 1,264 FTEs for the comparable 2012 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.
Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Income before income tax expense from our GCB increased slightly to $258.4 million for the nine months ended September 30, 2013, compared to $257.8 million for the comparable 2012 period. Income before income tax expense was primarily driven by an increase in net interest income driven by growth in average loans and an increase in noninterest income, partially offset by an increase in noninterest expense driven by growth in average FTEs. The key components of GCB's performance for the nine months ended September 30, 2013 compared to the comparable 2012 period are discussed below:
Net interest income from our GCB increased by $24.8 million for the nine months ended September 30, 2013, primarily due to a $45.9 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, our GCB had an $8.2 million increase in the FTP earned for deposits due to average deposit growth. This increases was partially offset by a $31.2 million decrease in the FTP earned for deposits from decreases in market interest rates.
Our GCB had a provision for loan losses of $36.0 million for the nine months ended September 30, 2013, compared to $29.9 million for the comparable 2012 period. The provision of $36.0 million for the nine months ended September 30, 2013 was primarily due to net charge-offs, an increase in our reserve for impaired loans, and due to period-end loan growth. The provision of $29.9 million for the nine months ended September 30, 2012 was primarily due to net loan charge-offs of $14.3 million, of which $7.1 million related to a single nonperforming hardware loan that was specifically reserved for in the first quarter of 2012, as well as from period-end loan growth.
Noninterest income increased by $6.3 million for the nine months ended September 30, 2013, primarily related to higher credit card fees and foreign exchange fees. The increase in credit card fees was primarily due to increases in client volumes and the addition of new credit card clients. The increase in foreign exchange fees was primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes.
Noninterest expense increased by $23.8 million for the nine months ended September 30, 2013, primarily due to increases in compensation and benefits and premises and equipment expenses. Higher compensation and benefits expenses were attributable to increased incentive plan and salaries and wages expenses. The increase in our incentive plan expenses was primarily related to our strong performance in the third quarter of 2013 and our current expectation that we will exceed our internal performance targets for 2013. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at GCB, which increased by 84 to 1,324 FTEs for the nine months ended September 30, 2013, compared to 1,239 FTEs for the comparable 2012 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment was primarily due to increased spending to enhance and maintain our IT infrastructure.

SVB Private Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Net interest income	$6,195	$5,666	9.3%	$18,226	$16,147	12.9%
Reduction of loan losses	995	999	(0.4)	1,007	630	59.8
Noninterest income	380	149	155.0	867	457	89.7
Noninterest expense	(3,960)	(3,603)	9.9	(10,882)	(9,952)	9.3
Income before income tax expense	$3,610	$3,211	12.4	$9,218	$7,282	26.6
Total average loans, net of unearned income	$942,411	$755,001	24.8	$886,679	$745,069	19.0
Total average assets	1,002,718	758,988	32.1	914,408	749,500	22.0
Total average deposits	535,611	341,537	56.8	493,204	28,736	NM
Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Net interest income from SVB Private Bank increased by $0.5 million for the three months ended September 30, 2013, primarily due to a $0.6 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields.
Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Net interest income from SVB Private Bank increased by $2.1 million for the nine months ended September 30, 2013, primarily due to an increase in loan interest income from an increase in average loan balances and an increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a decrease in the overall yield on our Private Bank loan portfolio, reflective of the current low interest rate environment.
SVB Private Bank had a reduction of loan losses of $1.0 million for the nine months ended September 30, 2013, compared to a reduction of loan losses $1.0 million for the comparable 2012 period. The reduction of loan losses of $1.0 million for the nine months ended September 30, 2013 was primarily due to a reduction in the reserve for impaired loans, partially offset by period-end loan growth.
SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2013	2012	% Change	2013	2012	% Change
Net interest income	$1	$6	(83.3)%	$5	$22	(77.3)%
Noninterest income	35,457	4,330	NM	48,179	12,474	NM
Noninterest expense	(2,728)	(3,562)	(23.4)	(7,871)	(8,970)	(12.3)
Income before income tax expense	$32,730	$774	NM	$40,313	$3,526	NM
Total average assets	$329,680	$238,595	38.2	$277,136	$243,124	14.0

SVB Capital’s components of noninterest income primarily include net gains and losses on non-marketable and other securities, carried interest and fund management fees. All components of income before income tax expense discussed below are net of noncontrolling interests.
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
Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Noninterest income increased by $31.1 million to $35.5 million for the three months ended September 30, 2013, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $31.8 million for the three months ended September 30, 2013, compared to net gains of $1.7 million for the comparable 2012 period. The net gains on investment securities of $31.8 million for the three months ended September 30, 2013 were primarily driven by unrealized valuation increases and carried interest allocations in two of our managed direct venture funds, related to FireEye after its IPO, as well as unrealized valuation increases from three of our funds of funds.

•	Fund management fees of $2.8 million for three months ended September 30, 2013, compared to $2.5 million for the comparable 2012 period.
Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Noninterest income increased by $35.7 million to $48.2 million for the nine months ended September 30, 2013, primarily due to higher net gains on investment securities. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $39.0 million for the nine months ended September 30, 2013, compared to net gains of $4.0 million for the comparable 2012 period. The net gains on investment securities of $39.0 million for the nine months ended September 30, 2013 were primarily driven by unrealized valuation increases and carried interest allocations, related to FireEye after its IPO, from two of our managed direct venture funds.

•	Fund management fees of $8.5 million for the nine months ended September 30, 2013, compared to $8.4 million for the comparable 2012 period.
Consolidated Financial Condition
Our total assets were $23.7 billion at September 30, 2013, an increase of $975 million, or 4.3 percent, compared to $22.8 billion at December 31, 2012. This increase was primarily driven by an increase in loans. Below is a summary of the individual components of total assets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.9 billion at September 30, 2013, an increase of $934 million, or 92.5 percent, compared to $1.0 billion at December 31, 2012. The increase was primarily driven by higher than anticipated client deposit inflows during the period.
As of September 30, 2013 and December 31, 2012, $1.2 billion and $72 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $222 million and $283 million, respectively.
Investment Securities
Investment securities totaled $11.6 billion at September 30, 2013, a decrease of $0.9 billion, or 7.1 percent, compared to $12.5 billion at December 31, 2012. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The decrease of $0.9 billion included a decrease of $1.1 billion in available-for-sale securities, offset by an increase of $241 million in non-marketable and other securities. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to optimize portfolio yield over the long-term consistent with our liquidity, credit diversification and asset/liability management strategies. Available-for-sale securities were $10.2 billion at September 30, 2013, a decrease of $1.1 billion, or 10.0 percent, compared to $11.3 billion at December 31, 2012. The decrease was primarily due to paydowns, scheduled maturities and called maturities of $1.9 billion, as well as a decrease of $168 million in the fair value of our portfolio resulting from significant increases in period-end market interest rates. These decreases were partially offset by purchases of new investments of $686 million. The paydowns of securities of $1.9 billion were comprised of $1.4 billion in fixed-rate securities and $475 million in variable-rate securities. The purchases of new investments of $906 million were primarily comprised of fixed-rate agency-issued mortgage securities and U.S. agency debentures.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At September 30, 2013, our estimated portfolio duration was 2.7 years, compared to 2.2 years at December 31, 2012.

Non-Marketable and Other Securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital funds, debt funds and private and public portfolio companies. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.

Non-marketable and other securities were $1.4 billion at September 30, 2013, an increase of $241 million, or 20.3 percent, compared to $1.2 billion at December 31, 2012. The increase was primarily attributable to valuation gains in our managed direct venture funds, primarily driven by one of our portfolio companies, FireEye, after its IPO. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$773,499	$73,064	$665,921	$75,893
Other venture capital investments (2)	55,359	3,298	127,091	8,962
Other securities (fair value accounting) (3)	219,600	16,887	—	—
Non-marketable securities (equity method accounting):
Other investments	142,571	142,571	139,330	139,330
Low income housing tax credit funds	70,092	70,092	70,318	70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	149,602	149,602	161,884	161,884
Other investments	14,415	14,415	19,721	19,721
Total non-marketable and other securities	$1,425,138	$469,929	$1,184,265	$476,108

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$30,265	$3,802	$32,850	$4,126
SVB Strategic Investors Fund II, LP	96,595	8,280	91,294	7,825
SVB Strategic Investors Fund III, LP	226,123	13,275	209,696	12,311
SVB Strategic Investors Fund IV, LP	209,368	10,469	169,931	8,497
Strategic Investors Fund V Funds	89,410	152	40,622	112
Strategic Investors Fund VI Funds	4,681	7	—	—
SVB Capital Preferred Return Fund, LP	55,721	12,009	53,643	12,652
SVB Capital—NT Growth Partners, LP	55,836	20,250	60,120	23,842
SVB Capital Partners II, LP	716	36	1,303	66
Other private equity fund	4,784	4,784	6,462	6,462
Total venture capital and private equity fund investments	$773,499	$73,064	$665,921	$75,893

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$7,383	$790	$43,493	$4,652
SVB Capital Partners II, LP	43,682	2,218	79,761	4,051
SVB Capital Shanghai Yangpu Venture Capital Fund	4,294	290	3,837	259
Total other venture capital investments	$55,359	$3,298	$127,091	$8,962

(3)	Investments classified as other securities (fair value accounting) represent certain direct equity investments in public companies held by our consolidated funds.
Loans
Loans, net of unearned income were $9.8 billion at September 30, 2013, an increase of $878 million, or 9.8 percent, compared to $8.9 billion at December 31, 2012. Unearned income was $89 million at September 30, 2013, compared to $77 million at December 31, 2012. Total gross loans were $9.9 billion at September 30, 2013, an increase of $890 million, or 9.9 percent, compared to $9.0 billion at December 31, 2012. The increase came primarily from later stage clients in our software portfolio, as well as from our venture capital/private equity portfolio for capital call lines of credit. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$3,738,142	37.7%	$3,293,899	36.5%
Hardware	1,153,394	11.6	1,129,484	12.5
Venture capital/private equity	1,953,161	19.7	1,749,903	19.4
Life science	1,108,061	11.2	1,076,792	11.9
Premium wine	150,838	1.5	144,937	1.6
Other	290,397	3.0	318,588	3.5
Total commercial loans	8,393,993	84.7	7,713,603	85.5
Real estate secured loans:
Premium wine	493,779	5.0	414,347	4.6
Consumer	831,739	8.4	685,493	7.6
Other	28,233	0.3	—	—
Total real estate secured loans	1,353,751	13.7	1,099,840	12.2
Construction loans	72,572	0.7	65,726	0.7
Consumer loans	93,883	0.9	145,079	1.6
Total gross loans	$9,914,199	100.0%	$9,024,248	100.0%

Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of September 30, 2013:

	September 30, 2013
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$1,042,448	$606,908	$784,911	$736,573	$567,302	$3,738,142
Hardware	286,606	201,144	177,417	261,728	226,499	1,153,394
Venture capital/private equity	297,768	222,743	357,044	241,520	834,086	1,953,161
Life science	311,013	255,418	172,144	188,689	180,797	1,108,061
Premium wine (1)	72,983	29,928	25,202	22,725	—	150,838
Other	113,763	46,923	12,107	82,604	35,000	290,397
Commercial loans	2,124,581	1,363,064	1,528,825	1,533,839	1,843,684	8,393,993
Real estate secured loans:
Premium wine (1)	123,757	121,325	141,660	75,852	31,185	493,779
Consumer (2)	718,112	83,769	9,858	20,000	—	831,739
Other	4,500	—	—	23,733		28,233
Real estate secured loans	846,369	205,094	151,518	119,585	31,185	1,353,751
Construction loans	10,217	50,879	11,476	—	—	72,572
Consumer loans (2)	29,766	20,301	690	2,126	41,000	93,883
Total gross loans	$3,010,933	$1,639,338	$1,692,509	$1,655,550	$1,915,869	$9,914,199

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.
At September 30, 2013, gross loans (individually or in the aggregate) totaling $3.6 billion, or 36.0 percent of our portfolio, were equal to or greater than $20 million to any single client. These loans represented 112 clients, and of these loans, none were on nonaccrual status as of September 30, 2013.
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
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 9.2 percent of total gross loans at September 30, 2013, compared to 8.8 percent at December 31, 2012. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At September 30, 2013, our lending to venture capital/private equity firms represented 19.7 percent of total gross loans, compared to 19.4 percent of total gross loans at December 31, 2012. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At September 30, 2013, sponsor-led buyout loans represented 11.6 percent of total gross loans, compared to 11.8 percent of total gross loans at December 31, 2012. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk.
At September 30, 2013, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.1 percent and 4.1 percent, respectively, of total gross loans, compared to 7.0 percent and 4.8 percent, respectively at December 31, 2012. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 42.0 percent of our outstanding total gross loan balances as of September 30, 2013 were to borrowers based in California compared to 38.5 percent as of December 31, 2012. Other than California, there are no states with balances greater than 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2012 Form 10-K.
Credit Quality Indicators
As of September 30, 2013, our criticized and impaired loans represented 6.9 percent of our total gross loans. This compares to 6.6 percent at December 31, 2012. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up 9.2 percent of our loan portfolio. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	September 30, 2013	December 31, 2012
Gross nonperforming, past due, and restructured loans:
Loans past due 90 days or more still accruing interest	$24	$19
Impaired loans	38,048	38,279
Performing TDRs	437	734
Nonperforming loans as a percentage of total gross loans	0.38%	0.42%
Nonperforming assets as a percentage of total assets	0.16	0.17
Allowance for loan losses	$124,734	$110,651
As a percentage of total gross loans	1.26%	1.23%
As a percentage of total gross nonperforming loans	327.83	289.06
Allowance for loan losses for impaired loans	$13,469	$6,261
As a percentage of total gross loans	0.14%	0.07%
As a percentage of total gross nonperforming loans	35.40	16.36
Allowance for loan losses for total gross performing loans	$111,265	$104,390
As a percentage of total gross loans	1.12%	1.16%
As a percentage of total gross performing loans	1.13	1.16
Total gross loans	$9,914,199	$9,024,248
Total gross performing loans	9,876,151	8,985,969
Reserve for unfunded credit commitments (1)	28,456	22,299
As a percentage of total unfunded credit commitments	0.27%	0.26%
Total unfunded credit commitments (2)	$10,675,569	$8,610,791

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans increased to 1.26 percent at September 30, 2013, compared to 1.23 percent at December 31, 2012. Our reserve percentage for performing loans decreased to 1.13 percent at September 30, 2013, compared to 1.16 percent at December 31, 2012.
Our nonperforming loans were $38.0 million at September 30, 2013, compared to $38.3 million at December 31, 2012. The allowance for loan losses related to impaired loans was $13.5 million at September 30, 2013 compared to $6.3 million at December 31, 2012.
Average impaired loans for the three and nine months ended September 30, 2013 were $39.3 million and $40.7 million, respectively, compared to $30.6 million and $34.6 million for the comparable 2012 periods. If the impaired loans had not been impaired, $0.2 million and $1.4 million in interest income would have been recorded for the three and nine months ended September 30, 2013 and 2012, respectively, compared to $0.7 million and $1.8 million for the comparable 2012 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at September 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012	% Change
Derivative assets, gross (1)	$120,753	$98,266	22.9%
Accrued interest receivable	64,902	64,167	1.1
Deferred tax assets	48,916	—	—
FHLB and Federal Reserve Bank stock	40,532	39,806	1.8
Foreign exchange spot contract assets, gross	59,163	42,653	38.7
Accounts receivable	13,686	15,650	(12.5)
Other assets	49,475	66,329	(25.4)
Total accrued interest receivable and other assets	$397,427	$326,871	21.6

(1)	See “Derivatives” section below.
Deferred Tax Assets
Our deferred taxes moved to a net asset position as of September 30, 2013, was primarily due to a decrease in the fair value of our available-for-sale securities portfolio resulting from significant increases in period-end market interest rates.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $17 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012	% Change
Assets:
Equity warrant assets	$92,252	$74,272	24.2%
Foreign exchange forward and option contracts	18,463	13,541	36.3
Interest rate swaps	7,027	9,005	(22.0)
Loan conversion options	1,774	890	99.3
Client interest rate derivatives	1,237	558	121.7
Total derivative assets	$120,753	$98,266	22.9
Liabilities:
Foreign exchange forward and option contracts	$(17,009)	$(12,847)	32.4
Client interest rate derivatives	(1,427)	(590)	141.9
Total derivative liabilities	$(18,436)	$(13,437)	37.2
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At September 30, 2013, we held warrants in 1,309 companies, compared to 1,270 companies at December 31, 2012. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance, beginning of period	$76,584	$74,405	$74,272	$66,953
New equity warrant assets	4,490	3,649	10,934	10,803
Non-cash increases (decreases) in fair value	14,471	(1,618)	22,963	6,205
Exercised equity warrant assets	(3,144)	(5,706)	(15,546)	(12,059)
Terminated equity warrant assets	(149)	(252)	(371)	(1,424)
Balance, end of period	$92,252	$70,478	$92,252	$70,478
Interest Rate Swaps
For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at September 30, 2013 and December 31, 2012 amounted to $1.5 million and $0.7 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Deposits
Deposits were $20.0 billion at September 30, 2013, an increase of $821 million, or 4.3 percent, compared to $19.2 billion at December 31, 2012. The increase was driven by an increase of $590 million in an interest-bearing demand deposits and an increase of $231 million in noninterest-demand deposits. These increases were primarily as a result of strong levels of early-stage and venture capital/private equity client additions. At September 30, 2013, 29.5 percent of our total deposits were interest-bearing deposits, compared to 27.6 percent at December 31, 2012.
At September 30, 2013, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $157 million, compared to $133 million at December 31, 2012. At September 30, 2013, all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $5.6 million at September 30, 2013, compared to $166.1 million at December 31, 2012. The decrease was primarily due to overnight borrowings of $160 million at December 31, 2012, which were repaid early in 2013. Overnight borrowings are utilized for daily cash management purposes and are a normal part of our liquidity management practices.
Long-Term Debt
At September 30, 2013, we had long-term debt of $456 million, compared to $458 million at December 31, 2012. At both September 30, 2013 and December 31, 2012, long-term debt included our 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Other Liabilities
A summary of other liabilities at September 30, 2013 and December 31, 2012 is as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012	% Change
Foreign exchange spot contract liabilities, gross	$86,821	$57,868	50.0%
Accrued compensation	86,728	94,209	(7.9)
Reserve for unfunded credit commitments	28,456	22,299	27.6
Derivative liabilities, gross (1)	18,436	13,437	37.2
Deferred tax liabilities	—	25,580	(100.0)
Other	138,464	147,173	(5.9)
Total other liabilities	$358,905	$360,566	(0.5)

(1)	See “Derivatives” section above.

Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $29 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Long-Term Cash Incentive Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $7 million was primarily the result of 2012 incentive compensation payouts during the first quarter of 2013, partially offset by additional accruals for the nine months ended September 30, 2013.
Deferred Tax Liabilities
Our deferred taxes moved to a net asset position as of September 30, 2013, primarily due to a decrease in the fair value of our available-for-sale securities portfolio resulting from significant increases in period-end market interest rates. See "Other Assets" above.
Noncontrolling Interests
Noncontrolling interests totaled $979 million and $775 million at September 30, 2013 and December 31, 2012, respectively. The increase of $204 million was primarily due to net income attributable to noncontrolling interests of $196 million for the nine months ended September 30, 2013, primarily related to unrealized gains from the FireEye IPO.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$11,379,128	$1,134,038	$12,244,783	$859,141
As a percentage of total assets	47.9%	4.8%	53.8%	3.8%
Liabilities carried at fair value	$18,436	$—	$13,437	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	90.0%	10.0%	93.0%	7.0%
As of September 30, 2013, our available-for-sale securities, consisting primarily of agency-issued mortgage-backed securities and debentures issued by the U.S. government and its agencies, totaled $10.2 billion, or 89.7 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $11.3 billion, or 92.6 percent, as of December 31, 2012. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
Financial assets valued using Level 3 measurements consist of our investments in venture capital and private equity funds and direct equity investments in privately and publicly held companies, as well as equity warrant assets in shares of private and public company capital stock.
During the three and nine months ended September 30, 2013, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $200.3 million and $265.7 million (which is inclusive of noncontrolling interest), respectively, primarily due to valuation increases in underlying fund investments in our managed funds and from our equity warrant assets, as well as gains from liquidity events and distributions. During the three and nine months ended September 30, 2012, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $14.6 million and $43.8 million, (which is inclusive of noncontrolling interest), respectively.

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $1.9 billion at September 30, 2013, an increase of $114 million, or 6.2 percent, compared to $1.8 billion at December 31, 2012. This increase was primarily the result of net income of $157.1 million for the nine months ended September 30, 2013, and an increase in additional-paid-in-capital of $60 million primarily from stock option exercises and ESOP contributions during the nine months ended September 30, 2013. These increases were largely offset by a decrease in accumulated other comprehensive income of $103 million primarily due to a decrease in the fair value of our available-for-sale securities portfolio as a result of significant increases in period-end market interest rates.
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
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2013 and December 31, 2012. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	September 30, 2013	December 31, 2012	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio	14.16%	14.05%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.95	12.79	6.0	4.0
Tier 1 leverage ratio	8.75	8.06	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	8.19	8.04	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.96	13.53	N/A	N/A
Bank:
Total risk-based capital ratio	12.31%	12.53%	10.0%	8.0%
Tier 1 risk-based capital ratio	11.08	11.24	6.0	4.0
Tier 1 leverage ratio	7.46	7.06	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.34	7.41	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	11.17	12.08	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The Federal Reserve Bank has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our total and tier 1 risk-based capital ratios for SVB Financial increased from December 31, 2012 reflective of growth in retained earnings and additional paid-in-capital, partially offset by the increase in risk-weighted assets. Our total and tier 1 risk-based capital ratios for the Bank decreased from December 31, 2012 reflective of increases in risk-weighted assets and a $10.0 million dividend paid to the parent company. The growth in risk-weighted assets was primarily due to growth in our loan balances during the three and nine months ended September 30, 2013. Our tier 1 leverage ratios for both SVB Financial and the Bank increased compared to December 31, 2012 due to growth in retained earnings and additional-paid-in-capital, partially offset by an increase in average assets. All of our capital ratios are above the levels to be considered “well capitalized”.
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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
GAAP SVBFG stockholders’ equity	$1,944,927	$1,830,555	$1,640,387	$1,591,643
Less:
Intangible assets	—	—	—	—
Tangible common equity	$1,944,927	$1,830,555	$1,640,387	$1,591,643
GAAP Total assets	$23,740,864	$22,766,123	$22,337,190	$21,471,111
Less:
Intangible assets	—	—	—	—
Tangible assets	$23,740,864	$22,766,123	$22,337,190	$21,471,111
Risk-weighted assets	$15,004,072	$13,532,984	$14,679,608	$13,177,887
Tangible common equity to tangible assets	8.19%	8.04%	7.34%	7.41%
Tangible common equity to risk-weighted assets	12.96	13.53	11.17	12.08

The tangible common equity to tangible assets ratio increased for SVB Financial due to increases in total equity, while the ratio decreased for the Bank due to growth in total assets while total equity remained relatively flat. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios decreased due to increases in risk-weighted assets, which primarily reflects our growth in period-end loan balances.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At September 30, 2013, our period-end total deposit balances increased by $821 million to $20.0 billion, compared to $19.2 billion at December 31, 2012. This increase was primarily as a result of strong levels of early-stage and venture capital/private equity client additions.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2013 and 2012. For further details, see our "Interim Consolidated Statements of Cash Flows" under Part I, Item 1 of this report.

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Average cash and cash equivalents	$1,317,455	$1,416,699
Percentage of total average assets	5.9%	6.8%
Net cash provided by operating activities	$99,315	$125,665
Net cash provided by (used for) investing activities	123,606	(1,811,355)
Net cash provided by financing activities	710,840	1,477,422
Net increase (decrease) in cash and cash equivalents	$933,761	$(208,268)
Average cash and cash equivalents decreased by $99.2 million, or 7.0 percent, to $1.3 billion for the nine months ended September 30, 2013, compared to $1.4 billion for the comparable 2012 period. The decrease was primarily due to the funding of loan growth and the investment of cash and cash equivalents into available-for-sale securities.
Net cash provided by operating activities was $99 million for the nine months ended September 30, 2013, primarily reflective of net income of $157 million, partially offset by net gains on investment securities, net of noncontrolling interests of $51 million.
Net cash provided by investing activities of $124 million for the nine months ended September 30, 2013 included $1.9 billion from sales, maturities and paydowns of available-for-sale securities, partially offset by a $867 million net increase in loans and $907 million for purchases of available-for-sale securities.
Net cash provided by financing activities was $711 million for the nine months ended September 30, 2013, reflective of a net increase of $821 million in deposits and proceeds of $38 million from the issuance of common stock and ESPP, partially offset by $161 million in repayment of overnight borrowings.
Cash and cash equivalents at September 30, 2013 were $1.9 billion, compared to $906.7 million at September 30, 2012.

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
The following table presents our EVE and NII sensitivity exposure at September 30, 2013 and December 31, 2012, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
September 30, 2013:
+200	$4,276,130	$535,333	14.3	$906,094	$148,634	19.6%
+100	3,968,383	227,586	6.1	822,467	65,007	8.6
—	3,740,797	—	—	757,460	—	—
-100	3,570,247	(170,550)	(4.6)	750,013	(7,447)	(1.0)
-200	3,675,165	(65,632)	(1.8)	746,058	(11,402)	(1.5)
December 31, 2012:
+200	$3,176,231	$345,925	12.2%	$834,208	$137,021	19.7%
+100	2,862,361	32,055	1.1	757,662	60,475	8.7
—	2,830,306	—	—	697,187	—	—
-100	2,981,216	150,910	5.3	671,976	(25,211)	(3.6)
-200	3,012,121	181,815	6.4	670,445	(26,742)	(3.8)

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
Our base case EVE at September 30, 2013 increased from December 31, 2012 by $910 million, primarily due to the change in balance sheet mix and steeper market yield curves. The steeper market yield curve has a $453 million positive impact on the EVE. The change in balance sheet mix was primarily reflective of an increase of $878 million in our loan portfolio, partially offset by a decrease of $1.1 billion in available-for-sale securities. EVE sensitivity slightly increased in the simulated upward interest rate movements due to a decrease in fixed rate available-for-sale securities. In the simulated downward interest rate movements, EVE sensitivity decreased due to steeper and higher market yield curves. The higher yield curve had a bigger reduction impact on non-interest bearing deposits, which more than offset the asset value increase from the down rate scenarios.
12-Month Net Interest Income Simulation
Our expected 12-month NII at September 30, 2013 increased from December 31, 2012 by $60 million, primarily due to an increase of $878 million in our loan portfolio which is partially offset by an increase of $590 million in interest-bearing deposits. NII sensitivity stays relatively unchanged in the simulated upward interest rate movements, while NII sensitivity decreased in the simulated downward interest rate movements. The NII sensitivity decreased due to a lower short-end market yield curve, which reduced the negative impact of rate reset from the variable rate assets.
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
Based on our estimates, we do not believe the amount of potential liability associated with the securities subject to rescission rights is material to our financial condition or results of operations. As of September 30, 2013, we estimate that there were less than 40,000 shares of our common stock (over the one-year period preceding such date) that would be subject to rescission rights; substantially none of which, based on our closing stock price of $96.18 as of November 6, 2013 would be economically advantageous for participants to exercise any such rescission rights. These securities continue to be reflected in stockholders' equity in our balance sheet.
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

SVB Financial Group

Date: November 8, 2013	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 8, 2013	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated as of October 30, 2003, between SVB Financial and Wilmington Trust Company, as Trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers’ Certificate and Company Order, dated as of October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004
4.10	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004
4.11	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008
4.12	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.13	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010
4.14	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.15	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
*10.8	Deferred Compensation Plan					X
*10.33	2013 International Assignment Agreement for David Jones	8-K	000-15637	10.1	August 8, 2013
*10.34	Incentive Compensation Plan (replaces Senior Management Incentive Compensation Plan)					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement
**	Furnished herewith