Form 10-K
period 2013-12-31
SVB FINANCIAL GROUP
filed 2014-02-27
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act:     None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $3,787,772,443.
At January 31, 2014, 45,859,194 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2014 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2013	Part III

Glossary of Frequently-used Acronyms in this Report

AICPA – American Institute of Certified Public Accountants
ASC — Accounting Standards Codification
ASU – Accounting Standards Update
DBO – California Department of Business Oversight - Division of Financial Institutions
EHOP – Employee Home Ownership Program of the Company
EPS – Earnings Per Share
ESOP – Employee Stock Ownership Plan of the Company
ESPP – 1999 Employee Stock Purchase Plan of the Company
FASB – Financial Accounting Standards Board
FDIC – Federal Deposit Insurance Corporation
FHLB – Federal Home Loan Bank
FINRA – Financial Industry Regulatory Authority
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

•
The sufficiency of our capital, including sources of capital (such as funds generated through retained earnings), the extent to which capital may be used or required, and our capital category classification

•	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

•	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity

•	The realization, timing, valuation and performance of equity or other investments, including the impact of changes in our valuation of our investments, such as FireEye

•	The likelihood that the market value of our impaired investments will recover

•	Our intent to sell our available-for-sale securities prior to recovery of our cost basis, or the likelihood of such

•	The impact on our interest income from mortgage prepayment levels as it relates to our premium amortization expense, and from changes in loan yields due to shifts in loan mix

•	Expected cash requirements for unfunded commitments to certain investments, including capital calls

•
Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

•	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

•	The level of loan and deposit balances

•	The level of client investment fees and associated margins

•	The profitability of our products and services, including loan yields, loan pricing, and interest margins

•	Our strategic initiatives, including the expansion of operations and business activities in China, India, Israel, the UK and elsewhere domestically or internationally

•	The expansion and growth of our noninterest income sources

•	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	The realization of certain deferred tax assets, and of any benefit stemming from certain net operating loss carryforwards.

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The condition and suitability of our properties

•	The manner in which we compete

•	Our estimated potential liability associated with certain securities subject to rescission rights in connection with our 401(k) plan

•	The effect of application of accounting pronouncements and regulatory requirements

•	The effect of lawsuits and claims

•
Regulatory developments, including the nature and timing of the adoption and effectiveness of requirements under the Dodd-Frank Act (as defined below), new capital requirements and other applicable Federal, State and International laws and regulations, and any related impact on us

•	The expected impact of the "Volcker Rule" under the Dodd-Frank Act, including our intention to seek the maximum extensions to the conformance period applicable to us
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
We offer commercial and private banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers investment advisory, asset management, private wealth management, and brokerage services. Through our other subsidiaries and divisions, we also offer non-banking products and services, such as funds management and business valuation services. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.
As of December 31, 2013, we had, on a consolidated basis, total assets of $26.4 billion, total investment securities of $13.6 billion, total loans, net of unearned income, of $10.9 billion, total deposits of $22.5 billion and total SVB Financial Group (“SVBFG”) stockholders' equity of $2.0 billion.
We operate through 28 offices in the United States, as well as offices internationally in China, Hong Kong, India, Israel and the United Kingdom. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400.
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
Commercial Bank. Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients in the technology, venture capital/private equity, life science and cleantech industries. The Bank provides solutions to the financial needs of commercial clients through credit, global treasury management, foreign exchange, global trade finance, and other services. We broadly serve clients within the U.S., as well as non-U.S. clients in key international entrepreneurial markets.
Through our credit products and services, the Bank extends loans and other credit facilities to commercial clients. These loans may be secured by clients' assets or based on clients' cash flows. In some cases, loans may be unsecured. Credit products and services include traditional term loans, equipment loans, asset-based loans, revolving lines of credit, accounts-receivable-based lines of credit, capital call lines of credit and credit cards.
The Bank's global treasury management products and services include a wide range of deposit, receivables, payments and cash management solutions. Deposit products include business and analysis checking accounts, money market accounts, multi-currency, and sweep accounts. In connection with deposit services, the Bank provides receivables services, which include lockbox, electronic deposit capture, and merchant services that facilitate timely depositing of checks and other payments to clients' accounts. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds quickly, as well as bill pay, account analysis, and disbursement services. Client accounts and our services may be accessed through our online and mobile banking platforms.
The Bank's foreign exchange and global trade products and services facilitate clients' global finance and business needs. These products and services include foreign exchange services that allow commercial clients to manage their foreign currency needs and risks through the purchase and sale of currencies, swaps and hedges on the global inter-bank market. To facilitate clients' international trade, the Bank offers a variety of loan and credit facilities guaranteed by the Export-Import Bank of the

United States. The Bank also offers letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.
The Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets. Through its registered investment advisory subsidiary, SVB Asset Management, the Bank offers discretionary investment advisory services based on its clients investment policies, strategies and objectives. Through its broker-dealer subsidiary, SVB Securities, the Bank offers clients access to investments in third party money market mutual funds and fixed-income securities or through our repurchase agreement program.
SVB Specialty Lending. SVB Specialty Lending provides banking products and services to our premium wine industry clients, including vineyard development loans, as well as community development loans made as part of our responsibilities under the Community Reinvestment Act.
SVB Analytics. SVB Analytics provides equity valuation services to companies and venture capital/private equity firms.
Debt Fund Investments. Debt Fund Investments include our investments in debt funds in which we are a strategic investor: (i) Gold Hill funds, which provide secured debt to private companies of all stages, and (ii) Partners for Growth funds, which provide secured debt primarily to mid-stage and late-stage companies.
SVB Private Bank
SVB Private Bank is the private banking division of the Bank, which provides a range of personal financial solutions for consumers. Our clients are primarily venture capital/private equity professionals and executive leaders of the innovation companies they support. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending. We also help our private banking clients meet their cash management needs by providing deposit account products and services, including checking, money market, certificates of deposit accounts, online banking, credit cards and other personalized banking services. We also launched, in late 2013, a new subsidiary of the Bank, SVB Wealth Advisory, which provides private wealth management services to individual clients.
SVB Capital
SVB Capital is the venture capital investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages approximately $1.9 billion of funds on behalf of third-party limited partner investors, and on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily through investment returns (including carried interest) and management fees. Most of the funds managed by SVB Capital are consolidated into our financial statements. See Note 2-“Summary of Significant Accounting Policies-Principles of Consolidation and Presentation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
For more information about our three operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 in this report, and Note 20-“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Revenue Sources
Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2013 were $699.1 million and $673.2 million, respectively.
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
Noninterest income is primarily income generated from our fee-based services and gains on our investments and derivative securities. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we hold available-for-sale, non-marketable and marketable investment securities. Subject to applicable regulatory requirements, we manage and invest in venture capital/private equity funds that invest directly in privately-held companies, as well as funds that invest in other venture capital/private equity funds. Gains on these investments are reported in our consolidated statements of income and include noncontrolling interest. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Gains on Investment Securities, Net” under Part II, Item 7 in this report. We also recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services.
We derive substantially all of our revenue from U.S. clients.  We derived less than 10 percent of our total revenues from foreign clients for each of 2013, 2012 and 2011.
Industry Niches
In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, beginning with the emerging, start-up stage.
Technology and Life Sciences
We serve a variety of clients in the technology and life science industries. Our technology clients tend to be in the industries of hardware (semiconductors, communications and electronics), software, cleantech (energy and resource innovation) and related services. Because of the diverse nature of clean technology products and services, for our loan-related reporting purposes , cleantech-related loans are reported under our hardware, software, life science and other commercial loan categories, as applicable. Our life science clients primarily tend to be in the industries of biotechnology and medical devices. A key component of our technology and life science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:

•
Our SVB Accelerator practice focuses on serving our “emerging” or “early stage” clients. These clients are generally in the start-up or early stages of their life cycles. They are typically privately-held and funded by friends and family, “seed” or “angel” investors, or have gone through an initial round of venture capital financing. They are typically engaged in research and development, have little or no revenue and may have only brought a few products or services to market. SVB Accelerator clients tend to have annual revenues below $5 million, with many being pre-revenue companies.

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

Venture Capital/Private Equity
We provide financial services to clients in the venture capital/private equity community. Since our founding, we have cultivated strong relationships within the venture capital/private equity community, particularly with venture capital firms worldwide, many of which are also clients, facilitating deal flow to and from these firms.
Premium Wine
We are one of the leading providers of financial services to premium wine producers across the Western United States, primarily in California's Napa Valley, Sonoma County and Central Coast regions, and the Pacific Northwest. We focus on vineyards and wineries that produce grapes and premium wines.
Competition
The banking and financial services industry is highly competitive, and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our current competitors include other banks, debt funds and specialty and diversified financial services intermediaries that offer lending, leasing, payments, investment, advisory and other financial products and services to our target client base. The principal competitive factors in our markets include product offerings, service, pricing, and transaction size and structure. Given our established market position within the client segments that we serve, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in all our markets in these areas.
Employees
As of December 31, 2013, we employed 1,704 full-time equivalent employees.
Supervision and Regulation
Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the stability of the US banking system as well as the protection of depositors and the Deposit Insurance Fund (“DIF”). This regulation is not intended for the benefit of our security holders. As a bank holding company and a financial holding company, SVB Financial is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Business Oversight---Division of Financial Institutions (“DBO”). In addition, and to the extent provided by law, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and the DIF. Our consumer banking activities are also subject to regulation by the Consumer Finance Protection Bureau (the “CFPB”). SVB Financial's other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal and state regulatory agencies, including the SEC and the Financial Industry Regulatory Authority (“FINRA”). In addition, we are subject to regulation by certain foreign regulatory agencies in international jurisdictions where we may conduct business, including the U.K., Israel, India, Hong Kong and China. (See “International Regulation” below.)
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
SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by and may be required to file reports with the DBO.

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

•
Annual stress tests for entities, including the Bank, and early remediation or so-called living wills are required for larger banks with more than $50 billion in assets, as well as risk committees of its board of directors that include a risk expert, and such requirements may have the effect of establishing new best practices standards for banks below $50 billion in assets, such as SVB Financial Group;

•	Restrictions on a bank's ability to sponsor or invest in certain funds, including hedge or private equity funds;

•
Repeal of the federal prohibition (Regulation Q) on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

•
The establishment of the CFPB with responsibility for promulgating and enforcing regulations designed to protect consumers' financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions;

•	The CFPB to directly examine those financial institutions with $10 billion or more in assets, such as SVBFG, for compliance with the regulations promulgated by the CFPB;

•
Limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds and restrictions on debit charge interchange fees; and

•
The establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on SVB Financial, our customers or the financial industry more generally. Individually and collectively, both proposed and final regulations resulting from the Dodd-Frank Act may materially and adversely affect our businesses, financial conditions and results of operations.

Regulation of Silicon Valley Bank
The Bank is a California state-chartered bank, a member and stockholder of the Federal Reserve and a member of the FDIC. The Bank is subject to primary supervision, periodic examination and regulation by the DBO and the Federal Reserve, as the Bank's primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank powers under the Federal Deposit Insurance Act to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the Federal Reserve, and separately FDIC as insurer of the Bank's deposits, have residual authority to:

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

As a bank holding company, SVB Financial is subject to three capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be classified as “adequately capitalized”, the minimum required ratios for bank holding companies and banks are eight percent, four percent and four percent, respectively. Additionally, for SVB Financial to remain a financial holding company, the Bank must at all times be “well-capitalized,” which requires the Bank to have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Moreover, maintaining SVB Financial at “well-capitalized” status provides certain benefits to SVB Financial, such as the ability to repurchase stock without prior regulatory approval (where otherwise regulatory approval would be required). To be “well-capitalized,” SVB Financial must at all times have a total risk-based and Tier 1 risk-based capital ratio of at least ten percent and six percent, respectively. There is no current Tier 1 leverage requirement for SVB Financial to be deemed “well-capitalized”. As of December 31, 2013, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes under existing capital guidelines. New capital guidelines which will affect SVB Financial and the Bank in the future are discussed immediately below under the heading “New Capital Rules.”
SVB Financial is also currently subject to rules that govern the regulatory capital treatment of equity investments in non-financial companies made on or after March 13, 2000 and held under certain specified legal authorities by a bank or bank holding company. Under the rules, these equity investments are subject to a separate capital charge that reduces SVB Financial's Tier 1 capital and, as a result, removes these assets from being taken into consideration in establishing SVB Financial's required capital ratios discussed above.
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

New Capital Rules
In July 2013, the FRB, FDIC and OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  The agencies believe that the new rule will result in capital requirements that better reflect banking organizations’ risk profiles.  The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision.  The new rules become effective for SVB Financial and the Bank in January 2015, with some rules transitioned into full effectiveness over two to four years.  The new capital rules, among other things, introduce a new capital measure called “Common Equity Tier 1” (“CET1”), increased minimum capital adequacy standards as measured by leverage and Tier 1 capital ratios, changed the risk-weightings of certain on- and off-balance sheet assets for purposes of risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and limit what qualifies as capital for purposes of meeting the various capital requirements.  In addition, the Bank will be required to demonstrate its ability to survive certain stress tests and remain well-capitalized. Bank holding companies with total consolidated assets between $10 billion and $50 billion and state member banks with total consolidated assets of more than $10 billion, such as SVB Financial Group and the Bank, are now generally required to undergo annual company-run stress tests, the results of which could require us to take certain actions, including raising additional capital. We will be required to make summaries of the results of the company-run stress tests available to the public starting in June 2015.
Under the new capital rules, CET1 is defined as common stock, plus related surplus, and retained earnings plus limited amounts of minority interest in the form of common stock, less the majority of the regulatory deductions.  The new capital rules, like the current capital rules, specify that total capital consists of Tier 1 capital and Tier 2 capital.  Tier 1 capital for SVB Financial and the Bank consists of common stock, plus related surplus and retained earnings.  Tier 2 capital for SVB Financial and the Bank currently includes the entire amount of our allowance for loan and lease losses (“ALLL”); however, the includable amount of ALLL could be limited in the future if the ALLL amount exceeds 1.25% of risk-weighted assets.
The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a two-year transition period.  One such change relates to accumulated other comprehensive income.  Under current capital rules, the effects of accumulated other comprehensive income or loss items included in shareholders’ equity are reversed for the purposes of determining regulatory capital ratios.  Under the new capital rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including SVB Financial and the Bank, may make a one-time permanent election to continue to exclude these items.  Management is considering the merits of this opt-out provision to reduce the impact of market volatility on its regulatory capital levels.
 The new capital rules also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure and requires higher tangible common equity components of capital.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).
Under the new capital rules, the minimum capital ratios as of January 1, 2015 will be as follows:

▪	4.5% CET1 to risk-weighted assets

▪	6.0% Tier 1 capital to risk-weighted assets

▪	8.0% Total capital to risk-weighted assets

▪	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)
The new capital rules will require SVB Financial and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers.  To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios.  The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%.  The buffer level will increase by 0.625% each year until it reaches 2.5% on January 1, 2019.  When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.
With respect to the Bank, the new capital rules also revise the “prompt corrective action” regulations effective January 1, 2015, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The new capital rules do not change the total risk-based capital requirement for any “prompt corrective action” category.    See “Prompt Corrective Action and Other General Enforcement Authority” below.
Although we continue to evaluate the impact that the new capital rules will have on SVB Financial and the Bank, we currently anticipate the Bank will remain well-capitalized under the new capital rules, and that SVB Financial and the Bank will meet the capital conservation buffer requirement.

Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds
The “Volcker Rule” under the Dodd-Frank Act restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain funds, including hedge or private equity funds. On December 10, 2013, the federal banking regulatory agencies adopted final rules Implementing the Volcker Rule. The final rules will become effective on April 1, 2014, and include a schedule for affected entities to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule.
Subject to certain exceptions, the Volcker Rule prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or other instruments. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as trading in U.S. government or agency obligations, or certain other U.S. state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Based on this definition and the exceptions provided under the recently-issued regulations, we do not believe that we engage in any proprietary trading that would be prohibited under the Volcker Rule.

Additionally, subject to certain exceptions, the rule prohibits a banking entity from sponsoring or investing in “covered funds,” which includes private equity or hedge funds.  One such exception permits a banking entity to sponsor and invest in a covered fund that it organizes on behalf of its customers, provided that additional requirements are met.  These investments, along with investments in covered funds that are not sponsored by the banking entity, are limited to three percent of each covered fund and in no case may the aggregate investments of a banking entity in all such funds comprise more than three percent of the institution's Tier 1 capital.
Under the final rules, the Volcker Rule prohibitions and restrictions will apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank (including the SVB Capital funds).  SVB Financial maintains investments in certain venture capital and private equity funds that it did not organize; maintains investments in funds that exceed three percent of each such fund’s total commitments; and its aggregate investments in covered funds may exceed three percent of its Tier 1 capital.  SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds and to forego investment opportunities in certain funds in the future.  SVB Financial is generally required by the final rules to come into conformance with all these requirements by July 2015.  The time period to divest an investment that is not permitted by the final rule may be extended by the Federal Reserve Board, on a case-by-case basis, for up to two one-year extensions, and up to one additional five-year extension for investments that are considered illiquid.  We intend to seek the maximum extensions (up to July 2022) available to us.  However, there is no guaranty that the Federal Reserve Board will grant any of these extensions.
We currently estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule restrictions, have, as of December 31, 2013, an aggregate carrying value of approximately $282 million (and an aggregate fair value of $348 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I above.)

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
The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of a bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the Bank's charter by the DBO.

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

Restrictions on Dividends
Dividends from the Bank constitute one of the primary sources of cash for SVB Financial. The Bank is subject to various federal and state statutory and regulatory restrictions on its ability to pay dividends, including applicable provisions of the California Financial Code and the prompt corrective action regulations. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as “undercapitalized.”
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

Transactions with Affiliates
Transactions between the Bank and its operating subsidiaries (such as SVB Securities and SVB Asset Management) on the one hand, and the Bank's affiliates (such as SVB Financial, SVB Analytics, or an entity affiliated with SVB Capital) on the other, are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. The Dodd-Frank Act further extended the definition of an “affiliate” to include any investment fund to which the Bank or an affiliate serves as an investment adviser. More specifically, these restrictions, contained in the Federal Reserve's Regulation W, prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank's capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank's capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, including a purchase of assets subject to an agreement to repurchase; a purchase of or investment in securities issued by an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; the borrowing or lending of securities where the Bank has credit exposure to the affiliate; the acceptance of “other debt obligations” of an affiliate as collateral for a loan to a third party; any derivative transaction that causes the Bank to have credit exposure to an affiliate; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. After a transition period, the Dodd-Frank Act treats credit exposure from derivative transactions as a covered transaction. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless whether the banking entity has an ownership interest in the fund.

Loans to Insiders
Extensions of credit by the Bank to insiders of both the Bank and SVB Financial are subject to prohibitions and other restrictions imposed by the Federal Reserve's Regulation O. For purposes of these limits, “insiders” include directors, executive officers and principal stockholders of the Bank or SVB Financial and their related interests. The term “related interest” means a company controlled by a director, executive officer or principal stockholder of the Bank or SVB Financial. The Bank may not extend credit to an insider of the Bank or SVB Financial unless the loan is made on substantially the same terms as, and subject to credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions with non-insiders. Under federal banking regulations, the Bank may not extend credit to insiders in an amount, when aggregated with all other extensions of credit, is greater than $500,000 without prior approval from the Bank’s Board of Directors approval (with any interested person abstaining from participating directly or indirectly in the voting). California law, the federal regulations and the Dodd-Frank Act place additional restrictions on loans to insiders, and generally prohibit loans to executive officers other than for certain specified purposes. The Bank is required to maintain records regarding insiders and extensions of credit to them.

Premiums for Deposit Insurance
The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. In recent years, due to higher levels of bank failures, the FDIC's resolution costs increased, which depleted the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits, the FDIC has increased deposit insurance premium rates. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more, such as the Bank, are responsible for funding the increase. The Bank bases its assessment rate on a risk-based scorecard calculation provided by the FDIC. In addition, the FDIC retains the authority to further increase the Bank’s assessment rates and the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. Continued increases in our FDIC insurance premiums could have an adverse effect on the Bank’s results of operations. In 2013, we paid $12.8 million in assessments to the FDIC.

Other Regulations
The Bank is subject to many federal consumer protection statutes and regulations, such as the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the Foreign Account Tax Compliance Act, the National Flood Insurance Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transaction Act and various federal and state privacy protection laws. In addition, the CFPB has the authority to conduct examinations for all depository institutions with total assets of $10 billion, which includes the Bank. The CFPB’s mandate is to ensure that consumer financial practices at large banks, such as the Bank, confirm with consumer financial protection legal requirements. The CFPB’s authority includes the ability to examine all subsidiaries and affiliates of the Bank as well. Penalties for violating these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements and orders to halt expansion/existing activities. The CFPB has broad authority to institute various enforcement actions, including investigations, civil actions, cease and desist proceedings and the ability to refer criminal findings to the Department of Justice. The Bank and SVB Financial are also subject to federal and state laws prohibiting unfair, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
Regulations have also significantly expanded the anti-money laundering and financial transparency laws, including the Bank Secrecy Act. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for SVB Financial and the Bank.
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

International Regulation
Our international-based subsidiaries and global activities, including our banking branch in the United Kingdom, our joint venture bank in China and our non-bank financial company in India, are subject to the respective laws and regulations of those countries and the regions in which they operate. This includes laws and regulations promulgated by, but not limited to, the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom, the China Banking Regulatory Commission, the Hong Kong Monetary Authority and the Reserve Bank of India.

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
Our loan portfolio has a credit profile different from that of most other banking companies. The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for emerging, early-stage and mid-stage companies, many of our loans are made to companies with modest or negative cash flows and/or no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Over the past years, overall economic conditions have improved, particularly since the financial crisis of 2008. Venture capital financing activity, as well as M&As and IPOs - activities on which venture capital firms rely to “exit” investments to realize returns --- have increased to healthier levels. If current economic conditions weaken or do not continue to improve, such activities may slow down in a meaningful manner, which may impact the financial health of our client companies. In such case, venture capital firms may provide financing in a more selective manner, at lower levels, and/or on less favorable terms, any of which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in the technology and life science industry sectors, a borrower's financial position can deteriorate rapidly.
Some of our loans to our Corporate Finance and other larger clients may be made to companies with greater levels of debt relative to their equity. We have been continuing to increase our efforts to lend to larger corporate and private equity clients, as well as to underwrite larger loans. These larger loans include loans equal to or greater than $20 million to a single client, which has over time represented, and continues to represent, an increasingly larger proportion of our total loan portfolio. Additionally, in recent periods, we have increased our efforts to make sponsor-led buyout loans, which are leveraged buyout or recapitalization financings that are typically sponsored by our private equity clients. These buyout loans tend to be larger in size, many of which individually are greater than $20 million. Increasing our loan commitments, especially larger loans, could increase the impact on us of any single borrower default.
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
We also lend primarily to venture capital/private equity professionals through our Private Bank. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. We also lend to premium wineries and vineyards through our wine practice. Repayment of loans made to these clients may be dependent on overall wine demand and sales, or other sources of financing or income (which may be adversely affected by a challenging economic environment), and overall grape supply (which may be adversely affected by poor weather, drought, or other natural conditions). In January 2014, Governor Jerry Brown declared a drought emergency for the state of California due to extreme low levels of rainfall. Most of our clients’ wineries and vineyards are based in California. The drought and any restrictions on water usage may have a material adverse affect on our borrowing clients and their ability to repay their loans.

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
The borrowing needs of our clients may be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. See Note 17 – “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for additional details. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective venture capital/private equity firms. In addition, limited partner investors of our venture capital/private equity fund clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may impact our clients' borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations and reputation.
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
A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We fund assets using deposits and other borrowings. While we offer interest-bearing deposit products, a majority of our deposit balances are from our noninterest bearing products. Our interest-earning assets include loans extended to our clients, securities held in our investment portfolio, and excess cash held to manage short-term liquidity. Overall, the interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets, and our level of interest rate spread, could be affected by a variety of factors, including changes in market interest rates, competition, regulatory requirements, and a change over time in the mix of the types of loans, investment securities, deposits and other liabilities on our balance sheet.
Changes in key variable market interest rates, such as the Federal Funds, Prime, LIBOR or Treasury rates, generally impact our interest rate spread. While changes in interest rates do not produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates will nevertheless likely cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. Sustained low levels of market interest rates, as we have been experiencing, could continue to place downward pressure on our net income levels. Unexpected or further interest rate changes may adversely affect our business forecasts and expectations. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies.
Any material reduction in our interest rate spread or the continuation of sustained low levels of market interest rates could have a material adverse effect on our business, results of operations and financial condition.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business, both at the SVB Financial and the Bank level. We require sufficient liquidity to meet our expected financial obligations, as well as unexpected requirements stemming from client activity and market changes. Primary liquidity resources for SVB Financial include cash flow from investments and interest in financial assets held by operating subsidiaries other than the Bank; to the extent declared, dividends from the Bank, its main operating subsidiary; and as needed, periodic capital market transactions offering debt and equity instruments in the public and private markets. Client deposits are the primary source of liquidity for the Bank. When needed, wholesale borrowing capacity supplements our liquidity in the form of short- and long-term borrowings secured by our portfolio of high quality investment securities, long-term capital market debt issuances and, finally, through unsecured overnight funding channels available to us in the Fed Funds market. An inability to maintain or raise funds through these sources could have a substantial negative effect, individually or collectively, on SVB Financial and the Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any failure to manage our liquidity effectively could have a material adverse effect on our financial condition.
Additionally, our credit ratings are important to our liquidity and our business. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, and limit our access to the capital markets. Moreover, a reduction in our credit ratings could increase the interest rates we pay on deposits, or adversely affect perceptions about our creditworthiness and business, or our overall reputation. Any damage to our reputation can also have an adverse affect on our liquidity and our business.
Equity warrant assets, venture capital and private equity funds and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public and private equity and M&A markets, which are uncertain and may vary materially by period.
In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science industries. We have also made investments through SVB Financial or our SVB Capital family of funds primarily in venture capital funds and direct investments in companies, many of which are required to be carried at fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, the timing of our receipt of relevant financial information, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of our realization of actual net proceeds, if any, from our disposition of these financial instruments depend upon various factors, some of which are beyond our control. Those factors include the level of IPO and M&A activity (or other “exit” activity), legal and contractual restrictions on our ability to sell equity positions held (including the expiration of any “lock-up” agreements), the perceived and actual performance and future value of the underlying portfolio companies, the current valuation of the financial instruments, the timing of any actual dispositions, and overall market conditions. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, the fair market value of these financial instruments might increase or decrease materially, and the net proceeds realized upon disposition might be different than the then-current recorded fair market value.

We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. Additionally, the value of our equity warrant asset portfolio depends on, among other things, the underlying value of the issuing companies, which may also vary materially from period to period. See Note 12 – “Derivative Financial Instruments" of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
Public equity offerings and mergers and acquisitions involving our clients or a slowdown in venture capital investment levels may reduce the borrowing needs of our clients, which could adversely affect our business, results of operations and financial condition.
While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. Moreover, our capital call lines of credit are typically utilized by our venture capital/private equity fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations and financial condition.
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
Moreover, equity awards are an important component of our compensation program, especially for our executive officers and other members of senior management. The extent of available equity for such awards is subject to stockholder approval. If we do not have sufficient shares to grant to existing or new employees, there could be an adverse effect on our recruiting and retention efforts, which could impact our growth and results of operations.
The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent months, several large corporations, including retail companies, have suffered major data breaches, where in some cases, exposing sensitive financial and other personal information of their customers and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability ---- any of which could have a material adverse effect on our business, financial condition and results of operations.
More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.
We face risks associated with the ability of our information technology systems and our people and processes to support our operations and future growth effectively.
In order to serve our target clients effectively, we have developed, and are continually developing, a comprehensive array of banking and other products and services. In order to support these products and services and for the Company to operate effectively, we have developed, purchased and licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on our operations, including business interruptions which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, regulatory enforcement actions, or damage to our reputation. For example, we are in the process of enhancing our core banking system, as well as implementing and enhancing other systems to support specific business units, including our international operations. We also outsource certain operational and other functions to consultants or other third parties to enhance our overall efficiencies. If we do not implement our systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth and reputation.
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
We rely on third parties, both in the United States and internationally in countries such as India, Hong Kong, China, Israel, and the United Kingdom, in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill their obligations to us, to accurately inform us of relevant information and to conduct their activities professionally and in a manner that reflects positively on us. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational issues, increased expenditures, damage to our reputation or loss of clients, which could harm our business and operations, financial performance, strategic growth or reputation.
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
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers' representations that their financial statements conform to U.S. GAAP (or other applicable accounting standards in foreign markets) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
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
One important component of our strategy is to expand internationally. In 2012, we opened a banking branch in the United Kingdom, as well as a joint venture bank in China. We also have offices in Hong Kong, India and Israel. We plan to expand our operations in some of our current international markets. We may also expand our business beyond those markets. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and doing business with local business partners and other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, incremental requirement of management's attention and resources, differing technology standards or customer requirements, cultural differences, political and economic risks, and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, anti-corruption laws, and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our business and results of operations.
Legal/Regulatory Risks
We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us.
SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve, the CFPB, and the DBO, as well as the international regulatory authorities that govern our global activities. Federal and state laws and regulations govern, restrict, limit or otherwise adversely affect the activities in which we may engage, may affect our ability to expand our business over time, may result in an increase in our compliance costs, including higher FDIC insurance premiums and may affect our ability to attract and retain qualified executive officers and employees. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material adverse effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital and meet other minimum financial standards, which may require us to raise additional capital in the future, affect our ability to use our capital resources for other business purposes or affect our overall business strategies and plans. Furthermore, the Bank for International Settlement's Basel Committee on Banking Supervision has adopted new capital, leverage and liquidity guidelines under the Basel Accord and the Federal Reserve Board has also finalized new capital requirements on banks and bank holding companies, all of which have the effect of raising our capital requirements beyond those previously required. Such rules also impose certain company-run stress testing requirements, which will be subject to disclosure in 2015, and could require us to raise additional capital or take certain other actions depending on the results of the stress tests. Increased regulatory requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and results of operations.
In particular, we are subject to the Volcker Rule which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. We must be in compliance with these rules by July 21, 2015, unless the compliance period is extended by the Federal Reserve Board, which may grant up to two one-year extensions and an additional extension of up to five years for certain investments deemed to be illiquid. Under this rule, we will have to wind-down, transfer, divest or otherwise ensure the termination or expiration of any prohibited interests prior to July 2015, unless extended up to July 2022. While we intend to seek the maximum extensions available to us, there is no assurance that we will be granted any of these extensions, and thus, we may be required to divest our prohibited interests within a short period of time. We currently estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests have an aggregate carrying value of approximately $282 million as of December 31, 2013. These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities. These Volcker Rule restrictions could have a material adverse affect on our investment portfolio and results of operations. The actual impact from these restrictions will be dependent on a variety of factors, including our ability to obtain regulatory extensions, our ability to sell the investments, our carrying value at the time of any sale, the actual sales price realized, the timing of such sales, and any additional regulatory guidance or interpretations of the Volcker Rule.
See “Business - Supervision and Regulation” under Item 1 of Part I of this report.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.
If we were to violate, or fail to comply with, international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations and reputation.
International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, the Nasdaq Stock Market, FINRA, and state securities regulators, regulate investment advisers and broker-dealers, including our subsidiaries, SVB Asset Management and SVB Securities, as applicable. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as imposing restrictions on how we conduct our business, revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums, higher levels of liquidity available to meet the Bank's financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.
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
SVB Financial relies on warrant income, investment distributions and dividends from its subsidiaries for most of its cash revenues.
SVB Financial is a holding company and is a separate and distinct legal entity from its subsidiaries. It receives most of its cash revenues from three primary funding sources: warrant income, investment distributions, and dividends from its subsidiaries, primarily the Bank. These sources generate income for SVB Financial to pay operating costs and to the extent there are any ---- borrowings, dividends, and share repurchases. Our equity warrant assets and investment interests are held by SVB Financial, and any income derived from those financial instruments are subject to a variety of factors as discussed in this “Risk Factors” section. Moreover, various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.
Anti-takeover provisions and federal law, particular those applicable to financial institutions, may limit the ability of another party to acquire us, which could prevent a merger or acquisition that may be attractive to stockholders and/or have a material adverse affect on our stock price.
As a financial institution, we are subject to certain laws that could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal and state regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the Bank. In addition, DBO approval may be required in connection with the acquisition of control of the Bank. Moreover, certain provisions of our certificate of incorporation and by-laws and certain other actions we may take or have taken could delay or prevent a third-party from acquiring us, even if beneficial to our stockholders. These laws and provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
Strategic/Reputation/Other Risks
Concentration of risk increases the potential for significant losses.
Concentration of risk increases the potential for significant losses in our business while there may exist a great deal of diversity within each industry, our clients are concentrated by these general industry niches: technology, life science, venture capital/private equity and premium wine. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and clean technology (energy and resource innovation). Our life science clients are concentrated in the medical devices and biotechnology sectors. Many of our client companies are concentrated by certain stages within their life cycles, such as early-stage, mid-stage or later-stage, and many of these companies are venture capital-backed. Our loan concentrations are derived from our borrowers engaging in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. In addition, we are continuing to increase our efforts to lend to larger clients and/or to make larger loans, which may increase our concentration risk. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition. Due to our concentrations, we may suffer losses even when economic and market conditions are generally favorable for our competitors.
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
Because our business and strategy are largely based on this venture capital/private equity financing framework focused on our particular client niches, any material changes in the framework, including unfavorable economic conditions and adverse trends in investment or fund-raising levels, may have a material adverse effect on our business, strategy and overall profitability.
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

Our ability to maintain or increase our market share depends on our ability to attract and maintain, as well as meet the needs of, existing and future clients.
Our success depends, in part, upon our ability to maintain or increase our market share. In particular, much of our success depends on our ability to attract early-stage or start-up companies and to retain those companies as they grow and mature successfully through the various stages of their life cycles. In order to maintain or increase our market share, we must be able meet the needs of existing and potential future clients. Not only must we adapt our products and services to evolving industry standards, we must also endeavor to innovate new products and services beyond industry standards in order to serve our clients, who are innovators themselves. A failure to achieve market acceptance for any new products or service we introduce, a failure to introduce products or services that the market may demand, or the costs associated with developing, introducing and providing new products and services could have an adverse effect on our business, results of operations, growth prospects and financial condition.
We face risks in connection with our strategic undertakings and new business initiatives.
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
We are focused on our long-term growth and have undertaken various strategic activities and business initiatives, many of which involve activities that are new to us, or in some cases, experimental in nature. For example, we are expanding our global presence and may engage in activities in jurisdictions where we have limited experience. We are also expanding our payments capabilities to better serve our clients, including innovating new electronic payment processing solutions, developing new payments technologies, and exploring new evolving payments systems, such as virtual currencies known as “bitcoin.”
Our ability to execute strategic activities and new business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating an acquired company or a new growth initiative into our business, operations, services, products, personnel and systems, operating effectively with any partner with whom we elect to do business, meeting applicable regulatory requirements, hiring or retaining key employees, achieving anticipated synergies, meeting management's expectations, actually realizing the anticipated benefits of the activities, and overall general market conditions. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny and/or potential liability. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.
In addition, in order to finance future strategic undertakings, we might obtain additional equity or debt financing. Such financing might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations and financial condition.
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
Our risk management framework may not be effective in identifying, managing or mitigating risks and/or losses to us.
We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputation, fiduciary, global, sovereign, and general economic risks. Our framework also includes financial or other modeling methodologies, which involves management assumptions and judgment. In addition, under this framework, we are currently developing a risk appetite statement to detail our risk tolerance levels at an enterprise-wide level. There is no assurance that our risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

The price of our common stock may be volatile or may decline.
The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. The total square footage of the premises leased under the current lease arrangement is approximately 213,625 square feet. The lease will expire on September 30, 2024, unless terminated earlier or extended.
We currently operate 28 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park and Palo Alto. Other regional offices in California include Irvine, Sherman Oaks, San Diego, San Francisco, St. Helena, Santa Rosa and Pleasanton. Office locations outside of California but within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; St. Louis Park, Minnesota; New York, New York; Morrisville, North Carolina; Beaverton, Oregon; Radnor, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Vienna, Virginia; and Seattle, Washington. Our international offices are located in: Hong Kong; Beijing and Shanghai, China; Bangalore and Mumbai, India; Herzliya Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2025, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period during the years ended December 31, 2013 and 2012, was as follows:

	2013		2012
Three months ended:	Low	High	Low	High
March 31	$56.84	$71.15	$47.54	$67.49
June 30	65.59	83.91	54.12	66.07
September 30	79.54	91.46	55.09	62.85
December 31	86.06	106.99	52.40	62.49
As of December 31, 2013, SVB Financial had no preferred stock outstanding.
Holders
As of February 4, 2014, there were 780 registered holders of our stock, and we believe there were approximately 21,504 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
Dividends and Stock Repurchases
SVB Financial does not currently pay cash dividends on our common stock. We have not paid any cash dividends since 1992. Our Board of Directors periodically evaluates whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, changing regulatory rules, particularly rules impacting capital requirements, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation-Restrictions on Dividends” under Part I, Item 1 of this report. SVB Financial did not repurchase any of its common stock during 2013.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this report.
Recent Sales of Unregistered Securities and Use of Proceeds
As previously disclosed in our 2013 quarterly reports on Form 10-Q, during the first quarter of 2013, we discovered that we sold shares of our common stock that were not registered with the SEC to certain participants, through their investment in our unitized common stock fund, under our SVB Financial Group 401(k) and Employee Stock Ownership Plan (“401(k) Plan”). The common stock fund is comprised primarily of shares of our common stock, and to a lesser extent, cash; and participants may invest 401(k) Plan contributions for an interest in the fund. With respect to the purchases that were not registered, the shares of our common stock held in the common stock fund are purchased by our 401(k) Plan trustee from the open market; hence, these purchases do not represent any additional equity dilution of our outstanding shares. We do not receive any proceeds from these transactions.
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

Based on our estimates, we do not believe the amount of potential liability associated with the securities subject to rescission rights is material to our financial condition or results of operations. As of December 31, 2013, we estimate that there were less than 40,000 shares of our common stock (over the one-year period preceding such date) that would be subject to rescission rights; substantially none of which, based on our closing stock price of $124.65 as of February 26, 2014 would be economically advantageous for participants to exercise any such rescission rights. These securities continue to be reflected in stockholders' equity in our balance sheet.
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
The following graph compares, for the period from December 31, 2008 through December 31, 2013, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return*
Among SVB Financial Group, the S&P 500 Index, the NASDAQ Composite Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/08 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.
Copyright ©2014 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2008	2009	2010	2011	2012	2013
SVB Financial Group	$100.00	$158.83	$202.25	$181.81	$213.38	$399.77
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Bank	100.00	84.86	97.62	87.11	102.06	144.32

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Information as of and for the years ended December 31, 2013, 2012, and 2011 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2010 and 2009 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2013	2012	2011	2010	2009
Income statement summary:
Net interest income	$697,344	$617,864	$526,277	$418,135	$382,150
Provision for loan losses	(63,693)	(44,330)	(6,101)	(44,628)	(90,180)
Noninterest income	673,206	335,546	382,332	247,530	97,743
Noninterest expense excluding impairment of goodwill	(621,680)	(545,998)	(500,628)	(422,818)	(339,774)
Impairment of goodwill	—	—	—	—	(4,092)
Income before income tax expense	685,177	363,082	401,880	198,219	45,847
Income tax expense	(139,058)	(113,269)	(119,087)	(61,402)	(35,207)
Net income before noncontrolling interests	546,119	249,813	282,793	136,817	10,640
Net (income) loss attributable to noncontrolling interests	(330,266)	(74,710)	(110,891)	(41,866)	37,370
Net income attributable to SVBFG	$215,853	$175,103	$171,902	$94,951	$48,010
Preferred stock dividend and discount accretion	—	—	—	—	(25,336)
Net income available to common stockholders	$215,853	$175,103	$171,902	$94,951	$22,674
Common share summary:
Earnings per common share—basic	$4.76	$3.96	$4.00	$2.27	$0.67
Earnings per common share—diluted	4.70	3.91	3.94	2.24	0.66
Book value per common share	42.93	41.02	36.07	30.15	27.30
Weighted average shares outstanding—basic	45,309	44,242	43,004	41,774	33,901
Weighted average shares outstanding—diluted	45,944	44,764	43,637	42,478	34,183
Year-end balance sheet summary:
Investment securities	$13,582,315	$12,527,442	$11,540,486	$8,639,487	$4,491,719
Loans, net of unearned income	10,906,386	8,946,933	6,970,082	5,521,737	4,548,094
Total assets	26,417,189	22,766,123	19,968,894	17,527,761	12,841,399
Deposits	22,472,979	19,176,452	16,709,536	14,336,941	10,331,937
Short-term borrowings	5,080	166,110	—	37,245	38,755
Long-term debt	455,216	457,762	603,648	1,209,260	856,650
SVBFG stockholders' equity	1,966,270	1,830,555	1,569,392	1,274,350	1,128,343
Average balance sheet summary:
Available-for-sale securities	$10,598,879	$10,685,564	$9,350,381	$5,347,327	$2,282,331
Loans, net of unearned income	9,351,378	7,558,928	5,815,071	4,435,911	4,699,696
Total assets	23,210,747	21,311,172	18,670,499	14,858,236	11,326,341
Deposits	19,619,194	17,910,088	15,568,801	12,028,327	8,794,099
Short-term borrowings	27,018	70,802	16,994	49,972	46,133
Long-term debt	456,484	518,112	796,823	968,378	923,854
SVBFG stockholders' equity	1,927,674	1,735,281	1,448,398	1,230,569	1,063,175
Capital ratios:
SVBFG total risk-based capital ratio	13.13%	14.05%	13.95%	17.35%	19.94%
SVBFG tier 1 risk-based capital ratio	11.94	12.79	12.62	13.63	15.45
SVBFG tier 1 leverage ratio	8.31	8.06	7.92	7.96	9.53
SVBFG tangible common equity to tangible assets (1)	7.44	8.04	7.86	7.27	8.78
SVBFG tangible common equity to risk-weighted assets (1)	11.63	13.53	13.25	13.54	15.05
Bank total risk-based capital ratio	11.32	12.53	12.33	15.48	17.05
Bank tier 1 risk-based capital ratio	10.11	11.24	10.96	11.61	12.45
Bank tier 1 leverage ratio	7.04	7.06	6.87	6.82	7.67
Bank tangible common equity to tangible assets (1)	6.59	7.41	7.18	6.61	7.50
Bank tangible common equity to risk-weighted assets (1)	9.87	12.08	11.75	11.88	12.53
Average SVBFG stockholders' equity to average assets	8.31	8.14	7.76	8.28	9.39
Selected financial results:
Return on average assets	0.93%	0.82%	0.92%	0.64%	0.42%
Return on average common SVBFG stockholders' equity	11.20	10.09	11.87	7.72	2.13
Net interest margin	3.29	3.19	3.08	3.08	3.73
Gross loan charge-offs to average total gross loans	0.45	0.44	0.41	1.15	3.03
Net loan charge-offs (recoveries) to average total gross loans	0.33	0.31	(0.02)	0.77	2.64
Nonperforming assets as a percentage of total assets	0.20	0.17	0.18	0.22	0.39
Allowance for loan losses as a percentage of total gross loans	1.30	1.23	1.28	1.48	1.58

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
We offer commercial and private banking products and services through our principal subsidiary, the Bank, which is a California-state chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers, investment advisory, asset management, private wealth management and brokerage services. We also offer non-banking products and services, such as funds management, venture capital and private equity investment, and business valuation services, through our subsidiaries and divisions.
Management’s Overview of 2013 Financial Performance
Overall, we had another strong year in 2013, which reflected the strength of our clients and our business. We had record net income available to common stockholders of $215.9 million, with a diluted EPS of $4.70 in 2013, compared to $3.91 in 2012. In 2013, compared to 2012, we experienced strong growth in net interest income as a result of outstanding loan growth with a record high average balance of $9.4 billion. We also experienced strong growth in noninterest income as a result of exceptional gains on investment securities, net, and equity warrant assets. Included in our results for the year were pre-tax gains of $55.0 million from the increased valuation of two of our portfolio companies, FireEye, Inc. ("FireEye") and Twitter, Inc. ("Twitter"), which included gains from equity warrant assets and gains from non-marketable and other securities, net of noncontrolling interests. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, also increased, reflecting growth from our existing clients and new clients. In addition, overall credit quality remained strong, we saw continued growth in fee income and our liquidity and capital ratios continued to remain strong.
2013 results (compared to 2012, where applicable) reflected strong performance across all areas of our businesses and included:

▪	Average loan balances of $9.4 billion, an increase of $1.8 billion, or 23.7 percent. Period-end loan balances were $10.9 billion, an increase of $2.0 billion, or 21.9 percent.

▪	Average deposit balances of $19.6 billion, an increase of $1.7 billion, or 9.5 percent. Period-end deposit balances were $22.5 billion, an increase of $3.3 billion, 17.2 percent.

▪
Average total client funds (including both on-balance sheet deposits and off-balance sheet client investment funds) were $43.8 billion, an increase of $5.7 billion, or 15.0 percent. Period-end total client funds were $48.8 billion, an increase of $7.1 billion, or 17.1 percent.

▪
Net interest income (fully taxable equivalent basis) of $699.1 million, an increase of $79.3 million, primarily due to an increase in interest income from loans attributable to growth in average balances of $1.8 billion. This increase was partially offset by a decrease in the overall yield of our loan portfolio from a shift in the mix of our late stage and sponsor-led buyout portfolios from national Prime rate, to LIBOR, indexed loans, in addition to, lower rates on existing and new capital call lines, as a result of increased competition.

▪
Our net interest margin increased to 3.29 percent, compared to 3.19 percent, primarily due to growth in average loan balances (higher-yielding assets), partially offset by lower loan yields from a continued shift in the mix of our loans as noted previously.

▪
A provision for loan losses of $63.7 million, compared to $44.3 million. The provision of $63.7 million in 2013 was primarily driven by net charge-offs of $31.5 million and period-end loan growth of $2.0 billion resulting in a provision of $21.9 million. Net charge-offs in 2013 were 0.33 percent of average total gross loans, reflecting the strong overall credit quality of our portfolio.

▪
Non-GAAP core fee income (deposit service charges, letters of credit fees, credit card fees, lending related fees, client investment fees, and foreign exchange fees) of $175.5 million, an increase of $17.1 million, or 10.8 percent. This increase reflects increased client activity and continued growth in our business, primarily from credit card fees, foreign exchange fees and lending related fees. See “Results of Operations—Noninterest Income” for a description and reconciliation of non-GAAP core fee income.

▪
Non-GAAP net gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain-available-for-sale securities of $77.3 million compared to $31.5 million. The increase was primarily related to strong IPO and M&A activity with primary contributions from FireEye and Twitter. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details and a reconciliation of non-GAAP net gains on investment securities, net of noncontrolling interests.

▪
Gains of $46.1 million from equity warrant assets, an increase of $26.7 million, or 137.8 percent. The increase was primarily driven by healthy IPO and M&A activity, including the FireEye and Twitter IPOs.

▪
Noninterest expense of $621.7 million, an increase of $75.7 million, or 13.9 percent. The increase was primarily due to increases in incentive compensation and other employee benefits as a result of the strong performance in 2013 relative to our internal performance targets.

▪
Overall, our liquidity remained strong based on the attributes of our period-end available-for-sale securities portfolio, which totaled $12.0 billion at December 31, 2013, compared to $11.3 billion at December 31, 2012. Our available-for-sale securities portfolio continued to be a good source of liquidity as it was invested in high quality investments and generated steady monthly cash flows. Additionally, our available-for-sale securities portfolio continued to provide us with the ability to secure wholesale borrowings, as needed.

A summary of our performance in 2013 compared to 2012 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2013	2012	% Change
Income Statement:
Diluted earnings per share	$4.70	$3.91	20.2%
Net income available to common stockholders	215,853	175,103	23.3
Net interest income	697,344	617,864	12.9
Net interest margin	3.29%	3.19%	10	bps
Provision for loan losses	$63,693	$44,330	43.7%
Noninterest income	673,206	335,546	100.6
Noninterest expense	621,680	545,998	13.9
Non-GAAP net income available to common stockholders (1)	215,853	169,569	27.3
Non-GAAP diluted earnings per common share (1)	4.70	3.79	24.0
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain assets (2)	330,302	240,408	37.4
Non-GAAP noninterest expense, net of noncontrolling interests (3)	608,966	534,662	13.9
Balance Sheet:
Average loans, net of unearned income	$9,351,378	$7,558,928	23.7%
Average noninterest-bearing demand deposits	13,892,006	12,765,506	8.8
Average interest-bearing deposits	5,727,188	5,144,582	11.3
Average total deposits	19,619,194	17,910,088	9.5
Earnings Ratios:
Return on average assets (4)	0.93%	0.82%	13.4%
Return on average common SVBFG stockholders’ equity (5)	11.20	10.09	11.0
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.30%	1.23%	7	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.11	1.16	(5)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.45	0.44	1
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.33	0.31	2
Capital Ratios:
SVBFG total risk-based capital ratio	13.13%	14.05%	(92)	bps
SVBFG tier 1 risk-based capital ratio	11.94	12.79	(85)
SVBFG tier 1 leverage ratio	8.31	8.06	25
SVBFG tangible common equity to tangible assets (6)	7.44	8.04	(60)
SVBFG tangible common equity to risk-weighted assets (6)	11.63	13.53	(190)
Bank total risk-based capital ratio	11.32	12.53	(121)
Bank tier 1 risk-based capital ratio	10.11	11.24	(113)
Bank tier 1 leverage ratio	7.04	7.06	(2)
Bank tangible common equity to tangible assets (6)	6.59	7.41	(82)
Bank tangible common equity to risk-weighted assets (6)	9.87	12.08	(221)
Other Ratios:
Operating efficiency ratio (7)	45.30%	57.15%	(20.7)%
Non-GAAP operating efficiency ratio (3)	59.16	62.16	(4.8)
Book value per common share (8)	$42.93	$41.02	4.7
Other Statistics:
Average full-time equivalent employees	1,669	1,581	5.6%
Period-end full-time equivalent employees	1,704	1,615	5.5

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
Non-GAAP Net Income and Non-GAAP Diluted Earnings Per Common Share
We use and report non-GAAP net income and non-GAAP diluted earnings per common share, which excludes, in the year applicable, gains from sales of certain available-for-sale securities as well as gains from the sale of certain assets related to our equity management services business. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.
A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2013	2012
Net income available to common stockholders	$215,853	$175,103
Less: gains on sales of available-for-sale securities (1)	—	(4,955)
Tax impact of gains on sales of certain available-for-sale securities	—	1,974
Less: net gains on the sale of certain assets related to our equity management services business (2)	—	(4,243)
Tax impact of net gains on the sale of certain assets related to our equity management services business	—	1,690
Non-GAAP net income available to common stockholders	$215,853	$169,569
GAAP earnings per common share—diluted	$4.70	$3.91
Less: gains on sales of certain available-for-sale securities (1)	—	(0.11)
Tax impact of gains on sales of certain available-for-sale securities	—	0.05
Less: net gains on the sale of certain assets related to our equity management services business (2)	—	(0.10)
Tax impact of net gains on the sale of certain assets related to our equity management services business	—	0.04
Non-GAAP earnings per common share—diluted	$4.70	$3.79
Weighted average diluted common shares outstanding	45,943,686	44,764,395

(1)	Gains on the sales of $316 million in certain available-for-sale securities in the second quarter of 2012.

(2)	Net gains of $4.2 million from the sale of certain assets related to our equity management services business in the second quarter of 2012.

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
Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is inherently imprecise. We apply a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions.
The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by client industry sector and individually for impaired loans. Our formula allocation is determined on a quarterly basis by utilizing a historical loan loss migration model, which is a statistical model used to estimate an appropriate allowance for outstanding loan balances by calculating the likelihood of a loan being charged-off based on its credit risk rating using historical loan performance data from our portfolio. The formula allocation provides the average loan loss experience for each portfolio segment, which considers our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses.
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
Reserve for Unfunded Credit Commitments
The level of the reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimable losses associated with our unfunded credit commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client's credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-

factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by management.
Fair Value Measurements
We use fair value measurements to record fair value for certain financial instruments and to determine fair value disclosures. Our available-for-sale securities, derivative instruments, marketable securities and certain non-marketable and other securities are financial instruments recorded at fair value on a recurring basis. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2—“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.
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
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31,
	2013		2012
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$13,331,120	$1,314,951	$12,244,783	$859,141
As a percentage of total assets	50.5%	5.0%	53.8%	3.8%
Liabilities carried at fair value	$14,013	$—	$13,437	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	90.1%	9.9%	93.0%	7.0%

As of December 31, 2013, our available-for-sale securities portfolio, consisting primarily of mortgage-backed securities and debentures issued by the U.S. government and its agencies, represented $12.0 billion, or 89.9 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $11.3 billion, or 92.6 percent, as of December 31, 2012. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include certain equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
To the extent available-for-sale securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing available. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco (comprised primarily of U.S. agency debentures) at December 31, 2013 totaled $1.4 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our liquidity risk management practices at December 31, 2013 totaled $578 million, all of which was unused and available to support additional borrowings. We have repurchase agreements in place with multiple securities dealers, which allow us to access short-term borrowings by using available-for-sale securities as collateral. At December 31, 2013, we had not utilized any of our repurchase lines to secure borrowed funds.
Financial assets valued using Level 3 measurements consist of our investments in venture capital and private equity funds and direct equity investments in privately-held companies, equity warrant assets in shares of private company capital stock and equity warrant assets and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted.
During 2013, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $420.3 million (which is inclusive of noncontrolling interest), primarily due to valuation increases in underlying investments in our managed funds, as well as gains from liquidity events and distributions. Additionally, we had strong net gains in 2013 from our equity warrant assets. During 2012 and 2011, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $104.7 million and $176.9 million (which is inclusive of noncontrolling interest), respectively.
Non-Marketable and Other Securities
Our non-marketable and other securities carried under fair value accounting consist of direct equity investments in privately-held companies, investments in venture capital and private equity funds, and direct equity investments in public companies. Our managed funds that hold these investments qualify as investment companies under the AICPA Audit and Accounting Guide for Investment Companies, and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. The estimated fair value of these securities is based primarily on financial information obtained as the general partner of the fund or obtained from the funds' respective general partner.
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
The valuation of our venture capital and private equity funds is primarily based upon our pro-rata share of the fair market value of the net assets of a fund as determined by such fund on the valuation date. We utilize the most recent available financial information from the investee general partner. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information available from the investee general partner, for example, September 30th for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period.
The valuation of direct equity investments in public companies are based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Sales restriction discounts generally range from 10% to 20% depending on the duration of the sale restrictions which typically range from 3 to 6 months.
The valuation of non-marketable securities in shares of private company capital stock and the valuation of other securities in shares of public company stock with certain sales restrictions is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. (See “Risk Factors” under Item 1A of Part I above.)
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

•
Price volatility or the amount of uncertainty or risk about the magnitude of the changes in the underlying asset price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the median volatility for an individual public company within an index, averaged for the past 16 quarters. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2013 was 40.1 percent, compared to 45.2 percent at December 31, 2012.

•
Actual data on cancellations and exercises of our equity warrant assets are utilized as the basis for determining the expected remaining life of the equity warrant assets in each financial reporting period. Equity warrant assets may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. The remaining life assumption used for the valuation of our private warrant portfolio was 45.0 percent at December 31, 2013 and 2012.

•
The risk-free interest rate is derived from the Treasury yield curve and is calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The weighted average risk-free interest rate used for the equity warrant assets portfolio valuation was 0.8 percent at December 31, 2013 and 0.4 percent at December 31, 2012.

•
A discount applied to all private company warrants to account for a general lack of marketability due to the private nature of the associated underlying company. The discount is based on long-run averages and is influenced over time by various factors, including market conditions. The marketability discount used for the valuation of our private warrant portfolio was 22.5 percent at December 31, 2013 and 2012.

•
A discount applied to all public company warrants subject to certain sales restrictions. As the sales restriction term nears, and other sale restrictions are lifted, discounts are adjusted downward to 0 percent once all restrictions expire or are removed. The weighted average sales restrictions discount used for the valuation of our public warrant portfolio was 13.7 percent at December 31, 2013. There were no sales restriction discounts applied to our public warrant portfolio at December 31, 2012.

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

	2013 compared to 2012			2012 compared to 2011
	Year ended December 31, increase (decrease) due to change in			Year ended December 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$389	$(480)	$(91)	$(2,701)	$360	$(2,341)
Available-for-sale securities (taxable)	(1,279)	9,578	8,299	22,564	(16,150)	6,414
Available-for-sale securities (non-taxable)	(497)	(61)	(558)	(160)	69	(91)
Loans, net of unearned income	105,518	(32,460)	73,058	109,952	(30,636)	79,316
Increase (decrease) in interest income, net	104,131	(23,423)	80,708	129,655	(46,357)	83,298
Interest expense:
NOW deposits	106	30	136	58	15	73
Money market deposits	2,257	168	2,425	391	(953)	(562)
Money market deposits in foreign offices	33	(1)	32	(10)	(160)	(170)
Time deposits	50	(12)	38	(408)	(98)	(506)
Sweep deposits in foreign offices	(162)	(1)	(163)	(231)	(806)	(1,037)
Total increase (decrease) in deposits expense	2,284	184	2,468	(200)	(2,002)	(2,202)
Short-term borrowings	(108)	50	(58)	102	10	112
5.375% Senior Notes	11	(21)	(10)	11	14	25
3.875% Convertible Notes	—	—	—	(4,210)	—	(4,210)
Junior Subordinated Debentures	(11)	20	9	(10)	9	(1)
5.70% Senior Notes	(863)	—	(863)	(1,619)	605	(1,014)
6.05% Subordinated Notes	(16)	(15)	(31)	(712)	(53)	(765)
Other long-term debt	(92)	—	(92)	(429)	227	(202)
Total (decrease) increase in borrowings expense	(1,079)	34	(1,045)	(6,867)	812	(6,055)
Increase (decrease) in interest expense, net	1,205	218	1,423	(7,067)	(1,190)	(8,257)
Increase (decrease) in net interest income	$102,926	$(23,641)	$79,285	$136,722	$(45,167)	$91,555
Net Interest Income (Fully Taxable Equivalent Basis)
2013 compared to 2012
Net interest income increased by $79.3 million to $699.1 million in 2013, compared to $619.8 million in 2012. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and a higher overall yield on our available-for-sale-securities portfolio, primarily from lower premium amortization expense. These increases were partially offset by lower yields earned on our loans and available-for-sale securities.
The main factors affecting interest income and interest expense for 2013, compared to 2012, are discussed below:

•	Interest income for 2013 increased by $80.7 million primarily due to:

◦
A $73.1 million increase in interest income on loans to $542.2 million in 2013, compared to $469.1 million in 2012. This increase was reflective of an increase in average loan balances of $1.8 billion, partially offset by a decrease of 41 basis points in the overall yield on our loan portfolio. The decrease in yields was reflective of a shift in the mix of our late stage and sponsor-led buyout portfolios from national Prime rate, to LIBOR, indexed loans, in addition to, lower rates on existing and new capital call lines, as a result of increased competition.

We expect our loan yields will continue to be impacted by the shift in the mix of our late stage and sponsor-led buyout loans, as well as, increased pressure on the yield of our capital call lines in 2014, as a result of increased competition and the overall low interest rate environment. The 3-month LIBOR index rate was approximately 300 basis points lower than the national Prime rate at December 31, 2013.

◦	A $7.7 million increase in interest income on available-for-sale securities to $185.1 million in 2013, compared to $177.3 million in 2012. The increase of $7.7 million was primarily due to:

▪
An increase of $25.8 million resulting from the decrease in premium amortization expense. Premium amortization expense for the year ended is $29.8 million, compared to $55.6 million. The decrease in premium amortization expense is reflective of higher treasury rates during 2013 resulting in a slow-down of prepayments during 2013 as compared to 2012. Average 5-year, and 10-year, treasury bill rates were higher by 41, and 55, basis points, respectively, for 2013 as compared to 2012.

▪
A decrease of $16.3 million as a result of a decline in yields and $1.6 million reflective of lower volume resulting from the strategic timing of the investment of excess cash during the low interest rate environment throughout most of 2013.

▪	Interest income, excluding premium amortization expense, for the year ended is $215.0 million, compared to $232.9 million.

•	Interest expense for 2013 increased by $1.4 million primarily due to:

◦
An increase in interest expense from interest-bearing deposits of $2.5 million, primarily due to an $831 million increase in average money market deposits at a slightly higher yield in 2013 compared to 2012.

◦	A decrease in interest expense of $1.0 million related to our long-term debt, primarily due to the maturity and repayment of our 5.70% Senior Notes of $141.0 million on June 1, 2012.
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
The main factors affecting interest income and interest expense for 2012 compared to 2011 are discussed below:

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

◦	A $6.3 million increase in interest income on available-for-sale securities to $177.3 million in 2012, compared to $171.0 million in 2011. The increase of $6.3 million was primarily due to:

▪	A $22.4 million increase related to higher average balances of $1.3 billion.

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

◦	A decrease in interest expense from interest-bearing deposits of $2.2 million, primarily due to decreases in rates paid on deposits throughout 2011, which was reflective of market rates.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin increased to 3.29 percent in 2013, compared to 3.19 percent in 2012 and 3.08 percent in 2011.
The net interest income factors discussed above affected our net interest margin in 2013 as follows:

•	A 14 basis point increase in net interest margin due to increased net interest income from loans, primarily from an increase of $1.8 billion in average loan balances (higher-yielding assets).

•	A 4 basis point decrease in net interest margin due to a larger proportion of our available for sale securities portfolio, invested in lower-yielding US Agency securities.
The net interest income factors discussed above affected our net interest margin in 2012 as follows:

•	An increase in net interest margin from an increase of $1.7 billion in average loan balances (higher-yielding assets).

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
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2013, 2012 and 2011:

Average Balances, Yields and Rates Paid for the Year-Ended December 31, 2013, 2012 and 2011

	Year ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,309,770	$4,054	0.31%	$1,191,805	$4,145	0.35%	$1,974,001	$6,486	0.33%
Available-for-sale securities: (2)
Taxable	10,516,177	180,162	1.71	10,594,533	171,863	1.62	9,256,688	165,449	1.79
Non-taxable (3)	82,702	4,925	5.96	91,031	5,483	6.02	93,693	5,574	5.95
Total loans, net of unearned income (4) (5)	9,351,378	542,204	5.80	7,558,928	469,146	6.21	5,815,071	389,830	6.70
Total interest-earning assets	21,260,027	731,345	3.44	19,436,297	650,637	3.35	17,139,453	567,339	3.31
Cash and due from banks	274,272			303,156			283,596
Allowance for loan losses	(122,489)			(102,068)			(88,104)
Other assets (6)	1,798,937			1,673,787			1,335,554
Total assets	$23,210,747			$21,311,172			$18,670,499
Funding sources:
Interest-bearing liabilities:
NOW deposits	$135,585	$479	0.35%	$105,060	$343	0.33%	$87,099	$270	0.31%
Money market deposits	3,534,466	6,994	0.20	2,703,434	4,569	0.17	2,508,279	5,131	0.20
Money market deposits in foreign offices	159,700	156	0.10	125,962	124	0.10	130,693	294	0.22
Time deposits	168,209	634	0.38	154,917	596	0.38	258,810	1,102	0.43
Sweep deposits in foreign offices	1,729,228	865	0.05	2,055,209	1,028	0.05	2,346,076	2,065	0.09
Total interest-bearing deposits	5,727,188	9,128	0.16	5,144,582	6,660	0.13	5,330,957	8,862	0.17
Short-term borrowings	27,018	79	0.29	70,802	137	0.19	16,994	25	0.15
5.375% Senior Notes	348,094	19,259	5.53	347,886	19,269	5.54	347,689	19,244	5.53
3.875% Convertible Notes	—	—	—	—	—	—	71,108	4,210	5.92
Junior Subordinated Debentures	55,115	3,333	6.05	55,291	3,324	6.01	55,467	3,325	5.99
5.70% Senior Notes	—	—	—	59,375	863	1.45	185,956	1,877	1.01
6.05% Subordinated Notes	53,275	478	0.90	55,079	509	0.92	131,899	1,274	0.97
Other long-term debt	—	—	—	481	92	19.13	4,704	294	6.25
Total interest-bearing liabilities	6,210,690	32,277	0.52	5,733,496	30,854	0.54	6,144,774	39,111	0.64
Portion of noninterest-bearing funding sources	15,049,337			13,702,801			10,994,679
Total funding sources	21,260,027	32,277	0.15	19,436,297	30,854	0.16	17,139,453	39,111	0.23
Noninterest-bearing funding sources:
Demand deposits	13,892,006			12,765,506			10,237,844
Other liabilities	331,343			350,610			268,721
SVBFG stockholders’ equity	1,927,674			1,735,281			1,448,398
Noncontrolling interests	849,034			726,279			570,762
Portion used to fund interest-earning assets	(15,049,337)			(13,702,801)			(10,994,679)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$23,210,747			$21,311,172			$18,670,499
Net interest income and margin		$699,068	3.29%		$619,783	3.19%		$528,228	3.08%
Total deposits	$19,619,194			$17,910,088			$15,568,801
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,724)			(1,919)			(1,951)
Net interest income, as reported		$697,344			$617,864			$526,277

(1)
Includes average interest-earning deposits in other financial institutions of $191 million, $250 million and $324 million in 2013, 2012 and 2011, respectively. For 2013, 2012 and 2011, balances also include $1.0 billion, $0.7 billion and $1.4 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $84.3 million, $76.1 million and $65.9 million in 2013, 2012 and 2011, respectively.

(6)
Average investment securities of $1.3 billion, $1.3 billion and $1.0 billion in 2013, 2012 and 2011, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

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
The following table summarizes our allowance for loan losses for 2013, 2012 and 2011, respectively:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Allowance for loan losses, beginning balance	$110,651	$89,947	$82,627
Provision for loan losses	63,693	44,330	6,101
Gross loan charge-offs	(42,666)	(33,319)	(23,904)
Loan recoveries	11,208	9,693	25,123
Allowance for loan losses, ending balance	$142,886	$110,651	$89,947
Provision for loan losses as a percentage of total gross loans	0.58%	0.49%	0.09%
Gross loan charge-offs as a percentage of average total gross loans	0.45	0.44	0.41
Net loan charge-offs (recoveries) as a percentage of average total gross loans	0.33	0.31	(0.02)
Allowance for loan losses as a percentage of period-end total gross loans	1.30	1.23	1.28
Period-end total gross loans	$10,995,268	$9,024,248	$7,030,321
Average total gross loans	9,431,128	7,623,417	5,863,319
We had a provision for loan losses of $63.7 million in 2013, compared to a provision of $44.3 million in 2012. The provision of $63.7 million in 2013 was primarily driven by net charge-offs of $31.5 million and period-end loan growth of $2.0 billion resulting in a provision of $21.9 million. Gross loan charge-offs of $42.7 million and loan recoveries of $11.2 million were primarily from our hardware, software and other commercial client portfolios.
We had a provision for loan losses of $44.3 million in 2012, compared to a provision of 6.1 million in 2011. The provision of $44.3 million in 2012 was primarily due to net charge-offs of $23.6 million as well as a provision of $23.1 million reflective of period-end loan growth of $2.0 billion. Gross loan charge-offs of $33.3 million in 2012 were primarily from our hardware client portfolio. Loan recoveries of $9.7 million in 2012 were primarily from our software client portfolio.
Our impaired loans totaled $52 million at December 31, 2013, compared to $38 million at December 31, 2012. The allowance for loan losses related to impaired loans was $21 million at December 31, 2013, compared to $6 million at December 31, 2012. The increase came primarily from four loans within our software and hardware portfolios.

Noninterest Income
A summary of noninterest income for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Non-GAAP core fee income:
Foreign exchange fees	$57,411	$52,433	9.5%	$45,774	14.5%
Deposit service charges	35,948	33,421	7.6	31,208	7.1
Credit card fees	32,461	24,809	30.8	18,741	32.4
Lending related fees (1)	20,980	18,038	16.3	8,925	102.1
Letters of credit and standby letters of credit fees	14,716	15,150	(2.9)	12,201	24.2
Client investment fees	13,959	14,539	(4.0)	12,421	17.1
Total non-GAAP core fee income (2)	175,475	158,390	10.8	129,270	22.5
Gains on investment securities, net	419,408	122,114	NM	195,034	(37.4)
Gains on derivative instruments, net	42,184	18,679	125.8	36,798	(49.2)
Other (1)	36,139	36,363	(0.6)	21,230	71.3
Total noninterest income	$673,206	$335,546	100.6	$382,332	(12.2)

NM—Not meaningful

(1)
Lending related fees consists of fee income associated with credit commitments such as unused commitment fees, syndication fees and other loan processing fees and, historically, has been included in other noninterest income. Prior period amounts have been reclassified to conform with the current period presentation.

(2)	The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income:

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
GAAP noninterest income (as reported)	$673,206	$335,546	100.6%	$382,332	(12.2)%
Less: gains on investment securities, net	419,408	122,114	NM	195,034	(37.4)
Less: gains on derivative instruments, net	42,184	18,679	125.8	36,798	(49.2)
Less: other noninterest income	36,139	36,363	(0.6)	21,230	71.3
Non-GAAP core fee income (1)	$175,475	$158,390	10.8	$129,270	22.5

NM—Not meaningful

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.
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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Year ended December 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
GAAP noninterest income (as reported)	$673,206	$335,546	100.6%	$382,332	(12.2)%
Less: income attributable to noncontrolling interests, including carried interest	342,904	85,940	NM	122,336	(29.8)
Non-GAAP noninterest income, net of noncontrolling interests	330,302	249,606	32.3	259,996	(4.0)
Less: gains on sales of certain available-for-sale securities	—	4,955	(100.0)	37,314	(86.7)
Less: net gains on the sale of certain assets related to our equity management services business	—	4,243	(100.0)	—	—
Non-GAAP noninterest income, net of noncontrolling interests and excluding gains on sales of certain assets	$330,302	$240,408	37.4	$222,682	8.0

NM—Not meaningful

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients and offsetting trades with correspondent banks. Foreign exchange fees were $57.4 million in 2013, compared to $52.4 million and $45.8 million in 2012 and 2011, respectively. The increases reflect improving business conditions for our clients, which has resulted in a higher number of trades as well as an improvement in our spread. Additionally, the increase has been influenced by growth in our larger, later-stage client base that typically uses more foreign exchange products.
Credit Card Fees
Credit card fees were $32.5 million in 2013, compared to $24.8 million and $18.7 million in 2012 and 2011, respectively. The increases reflect increased client awareness of our credit card products and the introduction of custom payment solutions, which has resulted in new credit card clients and an increase in client activity. Custom payment solutions primarily utilize virtual cards for clients with high volume payment processing needs.
Lending Related Fees
Lending related fees were $21.0 million in 2013, compared to $18.0 million and $8.9 million in 2012 and 2011, respectively. The increase in 2013 is due to an increase in unused commitment fees as our loan commitments available for funding balance increased from $8 billion to $10 billion. The increase in 2012 included a $5.9 million increase in unused commitment fees, primarily resulting from the prospective reclassification of certain fees from interest income to noninterest income. The comparable amount of these fees included in interest income in 2011 was $5.2 million.
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
Client investment fees were $14.0 million in 2013, compared to $14.5 million and $12.4 million in 2012 and 2011, respectively. The decrease in 2013 from 2012 is reflective of lower margins earned on certain products owing to the overall low rates in the short-term fixed income markets. The increase in 2012 from 2011 was primarily a result of our clients' increased utilization of our off-balance sheet sweep money market funds. The following table summarizes average client investment funds for 2013, 2012 and 2011:

	Year ended December 31,
(Dollars in millions)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Client directed investment assets (1)	$7,207	$7,335	(1.7)%	$8,683	(15.5)%
Client investment assets under management	11,772	10,282	14.5	8,803	16.8
Sweep money market funds	5,240	2,596	101.8	250	NM
Total average client investment funds (2)	$24,219	$20,213	19.8	$17,736	14.0

NM—Not meaningful

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at December 31, 2013, 2012 and 2011:

	December 31,
(Dollars in millions)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Client directed investment assets	$7,073	$7,604	(7.0)%	$7,709	(1.4)%
Client investment assets under management	12,677	10,824	17.1	9,919	9.1
Sweep money market funds	6,613	4,085	61.9	1,116	NM
Total period-end client investment funds	$26,363	$22,513	17.1	$18,744	20.1

NM—Not meaningful
Gains on Investment Securities, Net
Net gains on investment securities include both gains from our non-marketable and other securities, as well as gains from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains or losses on investment securities, and are within the guidelines of our investment policy of managing our liquidity position and interest rate risk. Pre-tax gains from the sale of certain available-for-sale securities were minimal during 2013 and 2012.
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, venture debt funds and private and public portfolio companies. We experience variability in the performance of our non-marketable and other securities from period to period, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the fair value of our investments, changes in the amount of realized gains from distributions, or changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities and as such our results for a particular period are not necessarily indicative of our expected performance in a future period.
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
In 2013 we had net gains on investment securities of $419.4 million, compared to $122.1 million and $195.0 million in 2012 and 2011, respectively. Net gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities, were $77.3 million in 2013, compared to $31.5 million and $32.7 million in 2012 and 2011, respectively. Net gains, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities, of $77.3 million in 2013 were driven by the following:

•
Gains of $42.1 million from our managed direct venture funds, primarily driven by the increase in valuation and carried interest allocations related to FireEye and Twitter. Both FireEye and Twitter are each subject to a lock-up agreement.

•	Gains of $15.0 million mainly attributable to four of our managed funds of funds, primarily related to unrealized valuation increases due to strong IPO and other exit activity across the portfolio.

•	Gains of $10.2 million from our strategic and other investments, primarily driven by strong distributions from strategic venture capital fund investments.

•	Gains of $9.4 million from our investments in debt funds, primarily due to our pro-rata interest in equity gains in the fund portfolio.
The following tables provide a summary of non-GAAP net gains on investment securities, net of noncontrolling interests, for 2013, 2012 and 2011:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Year ended December 31, 2013
Total gains on investment securities, net	$169,749	$229,506	$9,440	$538	$10,175	$419,408
Less: gains (losses) attributable to noncontrolling interests, including carried interest	154,741	187,392	(5)	—	—	342,128
Non-GAAP net gains on investment securities, net of noncontrolling interests	15,008	42,114	9,445	538	10,175	77,280
Less: gain on sales of certain available-for-sale securities	—	—	—	—	—	—
Non-GAAP net gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$15,008	$42,114	$9,445	$538	$10,175	$77,280
Year ended December 31, 2012
Total gains on investment securities, net	$44,198	$54,662	$12,381	$4,241	$6,632	$122,114
Less: gains attributable to noncontrolling interests, including carried interest	40,828	44,778	34	—	—	85,640
Non-GAAP net gains on investment securities, net of noncontrolling interests	3,370	9,884	12,347	4,241	6,632	36,474
Less: gain on sales of certain available-for-sale securities	—	—	—	4,955	—	4,955
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$3,370	$9,884	$12,347	$(714)	$6,632	$31,519
Year ended December 31, 2011
Total gains on investment securities, net	$119,095	$20,629	$7,774	$37,127	$10,409	$195,034
Less: gains attributable to noncontrolling interests, including carried interest	106,870	18,147	25	—	—	125,042
Non-GAAP net gains on investment securities, net of noncontrolling interests	12,225	2,482	7,749	37,127	10,409	69,992
Less: gain on sales of certain available-for-sale securities	—	—	—	37,314	—	37,314
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$12,225	$2,482	$7,749	$(187)	$10,409	$32,678

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Equity warrant assets (1):
Gains on exercises, net	$8,716	$10,000	(12.8)%	$17,864	(44.0)%
Change in fair value:
Cancellations and expirations	(450)	(1,522)	(70.4)	(1,806)	(15.7)
Changes in fair value	37,835	10,907	NM	21,381	(49.0)
Net gains on equity warrant assets	46,101	19,385	137.8	37,439	(48.2)
Gains on foreign exchange forward contracts, net:
(Losses) gains on client foreign exchange forward contracts, net (2)	(452)	460	(198.3)	376	22.3
(Losses) gains on internal foreign exchange forward contracts, net (3)	(4,213)	(103)	NM	1,973	(105.2)
Total (losses) gains on foreign exchange forward contracts, net	(4,665)	357	NM	2,349	(84.8)
Change in fair value of interest rate swaps	14	603	(97.7)	(470)	NM
Net gains (losses) on other derivatives (4)	734	(1,666)	(144.1)	(2,520)	(33.9)
Gains on derivative instruments, net	$42,184	$18,679	125.8	$36,798	(49.2)

 NM—Not meaningful

(1)	At December 31, 2013, we held warrants in 1,320 companies, compared to 1,270 companies at December 31, 2012 and 1,174 companies at December 31, 2011.

(2)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades.

(3)
Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Refer to revaluation of foreign currency instruments included in the line item "Other" within noninterest income for the amount we were able to partially offset.

(4)
Primarily represents the change in fair value of loan conversion options held by SVB Financial. For more information, refer to Note 12—"Derivative Financial Instruments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.

Net gains on derivative instruments were $42.2 million in 2013, compared to $18.7 million in 2012 and $36.8 million in 2011. The increase of $23.5 million in 2013 was primarily due to the following:

•	Net gains on equity warrant assets of $46.1 million in 2013, compared to net gains of $19.4 million in 2012. The net gains of $46.1 million in 2013 included the following:

◦	Net gains of $37.8 million from changes in warrant valuations from both private and public clients, of which $14.2 million in gains resulted from increases in valuations from FireEye and Twitter.

◦	Net gains of $8.7 million from the exercise of equity warrant assets.
The decrease of $18.1 million in 2012 was primarily due to the following:

•	Net gains on equity warrant assets of $19.4 million in 2012, compared to net gains of $37.4 million in 2011. The net gains of $19.4 million in 2012 included the following:

◦	Net gains of $10.9 million from changes in warrant valuations from both private and public clients.

◦	Net gains of $10.0 million from the exercise of equity warrant assets.

Other Noninterest Income
A summary of other noninterest income for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Fund management fees	$11,163	$11,057	1.0%	$10,730	3.0%
Service-based fee income	7,807	7,937	(1.6)	9,717	(18.3)
Gains (losses) on revaluation of foreign currency instruments (1)	3,016	1,677	79.8	(2,096)	(180.0)
Currency revaluation (losses) gains (2)	93	(16)	NM	(4,275)	(99.6)
Net gains on the sale of certain assets related to our equity management services business	—	4,243	(100.0)	—	—
Other (3)	14,060	11,465	22.6	7,154	60.3
Total other noninterest income	$36,139	$36,363	(0.6)	$21,230	71.3

NM—Not meaningful

(1)
Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash. These instruments partially offset the impact of changes in internal foreign exchange forward contracts. Refer to internal foreign exchange forward contracts, net included within gains on derivative instruments as noted above.

(2)
Includes the revaluation of foreign currency denominated financial statements of certain funds. Included in these amounts are gains of $87 thousand, gains of $27 thousand and losses of $2.9 million in 2013, 2012 and 2011, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

(3)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

Other noninterest income was $36.1 million in 2013, compared to $36.4 million in 2012 and $21.2 million in 2011. The change in other noninterest income from 2013 to 2012 was due to the following:

•	Nonrecurring gains of $4.2 million on the sale of certain assets related to our equity management services business in the second quarter of 2012.

•
Gains of $3.0 million on the revaluation of foreign currency instruments, compared to gains of $1.7 million in 2012. The revaluation gains were primarily due to the weakening of the U.S. Dollar against the Euro and Pound Sterling.

The increase of $15.1 million in 2012 was primarily due to the following:

•	Gains of $4.2 million on the sale of certain assets related to our equity management services business in the second quarter of 2012.

•
Currency revaluation losses of $16 thousand in 2012, compared to losses of $4.3 million in 2011. The losses of $4.3 million in 2011 were primarily due to the strengthening of the U.S. Dollar against the Indian Rupee.

•
Gains on the revaluation of foreign currency instruments of $1.7 million in 2012 compared to losses of $2.1 million in 2011. The revaluation gains were primarily due to the weakening of the U.S. Dollar against the Euro and Pound Sterling.

Noninterest Expense
A summary of noninterest income for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Compensation and benefits	$366,801	$326,942	12.2%	$313,043	4.4%
Professional services	76,178	67,845	12.3	60,807	11.6
Premises and equipment	45,935	40,689	12.9	28,335	43.6
Business development and travel	33,334	29,409	13.3	24,250	21.3
Net occupancy	24,937	22,536	10.7	19,624	14.8
FDIC assessments	12,784	10,959	16.7	10,298	6.4
Correspondent bank fees	12,142	11,168	8.7	9,052	23.4
Provision for unfunded credit commitments	7,642	488	NM	4,397	(88.9)
Other	41,927	35,962	16.6	30,822	16.7
Total noninterest expense	$621,680	$545,998	13.9	$500,628	9.1
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

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
GAAP noninterest expense	$621,680	$545,998	13.9%	$500,628	9.1%
Less: expense attributable to noncontrolling interests	12,714	11,336	12.2	11,567	(2.0)
Less: net gain from note repurchases and termination of corresponding interest rate swaps	—	—	—	(3,123)	(100.0)
Non-GAAP noninterest expense, net of noncontrolling interests	$608,966	$534,662	13.9	$492,184	8.6
GAAP taxable equivalent net interest income	$699,068	$619,783	12.8	$528,228	17.3
Less: income attributable to noncontrolling interests	76	106	(28.3)	122	(13.1)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$698,992	$619,677	12.8	$528,106	17.3
GAAP noninterest income	$673,206	$335,546	100.6	$382,332	(12.2)
Non-GAAP noninterest income, net of noncontrolling interests	330,302	240,408	37.4	222,682	8.0
GAAP taxable equivalent revenue	$1,372,274	$955,329	43.6	$910,560	4.9
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$1,029,294	$860,085	19.7	$750,788	14.6
GAAP operating efficiency ratio	45.30%	57.15%	(20.7)	54.98%	3.9
Non-GAAP operating efficiency ratio (1)	59.16	62.16	(4.8)	65.56	(5.2)

NM—Not meaningful

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Compensation and benefits
Salaries and wages	$159,455	$150,536	5.9%	$134,719	11.7%
Incentive compensation & ESOP	103,494	86,684	19.4	97,265	(10.9)
Other employee benefits (1)	103,852	89,722	15.7	81,059	10.7
Total compensation and benefits	$366,801	$326,942	12.2	$313,043	4.4
Period-end full-time equivalent employees	1,704	1,615	5.5	1,526	5.8
Average full-time equivalent employees	1,669	1,581	5.6	1,451	9.0

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant incentive and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $366.8 million in 2013, compared to $326.9 million in 2012 and $313.0 million in 2011. The key changes in factors driving the increase in compensation and benefits expense in 2013 were as follows:

•
An increase of $16.8 million in incentive compensation and ESOP expense, primarily reflective of higher expenses in 2013 as a result of strong performance relative to our internal performance targets for the year.

•
An increase of $14.1 million in other employee benefits, primarily due to warrant incentive program plan expense resulting from the gains recorded for the increase in valuation related to IPOs in 2013 and share-based plan expense primarily as a result of the increase in the valuation of the SVB Financial's common stock. The remaining increases related to various other employee benefits.

•
An increase of $8.9 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, as well as from merit increases. Average FTEs increased by 88 to 1,669 in 2013, compared to 1,581 in 2012, primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

The increase in compensation and benefits expense of $13.9 million in 2012 was primarily due to the following:

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
Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $123.2 million in 2013, compared to $101.2 million in 2012 and $110.3 million in 2011. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $76.2 million in 2013, compared to $67.8 million in 2012 and $60.8 million in 2011. The increases were primarily due to increased consulting fees related to our ongoing business and IT infrastructure initiatives.
Premises and Equipment
Premises and equipment expense was $45.9 million in 2013, compared to $40.7 million in 2012 and $28.3 million in 2011. The increases were primarily due to increased spending to enhance and maintain our IT infrastructure.
Business Development and Travel
Business development and travel expense was $33.3 million in 2013, compared to $29.4 million in 2012 and $24.3 million in 2011. The increases were primarily reflective of our increased focus on global initiatives and increased business development activity due to improving economic and business conditions.
Net Occupancy
Net occupancy expense was $24.9 million in 2013, compared to $22.5 million in 2012 and $19.6 million in 2011. The increases were reflective of lease renewals at higher rates and the expansion of certain existing offices in both 2013 and 2012.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $7.6 million in 2013, compared to $0.5 million in 2012 and $4.4 million in 2011. The provision in 2013 was primarily due to growth in total unfunded credit commitments and letters of credit balances which increased by $2.9 billion to $11.5 billion in 2013 from $8.6 billion in 2012.
The provision for unfunded credit commitments of $0.5 million in 2012 was primarily reflective of a decrease in the reserve rate applied to our unfunded commitments due to improved credit performance across our client portfolio. Additionally, growth in total unfunded credit commitments and letters of credit balances was $543 million in 2012, compared to $1.1 billion in 2011.
Other Noninterest Expense
A summary of other noninterest expense for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Client services	$8,181	$6,910	18.4%	$4,594	50.4%
Data processing services	7,895	5,876	34.4	4,811	22.1
Tax credit fund amortization	6,436	3,911	64.6	4,474	(12.6)
Telephone	6,258	6,528	(4.1)	5,835	11.9
Postage and supplies	2,462	2,482	(0.8)	2,162	14.8
Dues and publications	1,745	2,067	(15.6)	1,570	31.7
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	—	—	—	(3,123)	(100.0)
Other	8,950	8,188	9.3	10,499	(22.0)
Total other noninterest expense	$41,927	$35,962	16.6	$30,822	16.7

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
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Net interest income (1)	$(76)	$(106)	(28.3)%	$(122)	(13.1)%
Noninterest income (1)	(372,246)	(88,823)	NM	(125,328)	(29.1)
Noninterest expense (1)	12,714	11,336	12.2	11,567	(2.0)
Carried interest (2)	29,342	2,883	NM	2,992	(3.6)
Net income attributable to noncontrolling interests	$(330,266)	$(74,710)	NM	$(110,891)	(32.6)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income earned by the general partners or limited partners of certain consolidated funds.
Income Taxes
Our effective income tax expense rate was 39.2 percent in 2013, compared to 39.3 percent in 2012 and 40.9 percent in 2011. The decrease in the tax rate in 2013 was primarily attributable to lower state taxes offset by a one-time prior period tax expense adjustment of $2.9 million. The decrease in the tax rate in 2012 was primarily attributable to lower state taxes and lower taxes on foreign operations.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for 2013, 2012 and 2011:
Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Net interest income	$643,016	$595,133	8.0%	$519,145	14.6%
Provision for loan losses	(65,290)	(45,417)	43.8	(13,494)	NM
Noninterest income	202,404	188,842	7.2	150,116	25.8
Noninterest expense	(436,327)	(398,438)	9.5	(352,458)	13.0
Income before income tax expense	$343,803	$340,120	1.1	$303,309	12.1
Total average loans, net of unearned income	$8,472,045	$6,790,332	24.8	$5,111,086	32.9
Total average assets	21,388,037	19,522,306	9.6	17,103,883	14.1
Total average deposits	19,072,921	17,575,060	8.5	15,364,804	14.4

NM—Not meaningful
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $343.8 million in 2013, compared to $340.1 million in 2012 and $303.3 million in 2011, which reflects the continued growth of our core commercial business and clients, with an increase in pressure on overall loan yields as a result of the low interest rate environment and increased competition. The key components of GCB's performance are discussed below:
2013 compared to 2012
Net interest income from our GCB increased by $47.9 million in 2013, primarily due to a $70.8 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, our GCB had a $13.0 million increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a $38.7 million decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $65.3 million in 2013, compared to $45.4 million in 2012. The provision of $65.3 million was primarily due to net charge-offs and period-end loan growth of $2.0 billion resulting in a provision of $21.9M.
Noninterest income increased by $13.6 million in 2013, primarily due to higher credit card fees and foreign exchange fees. The increase in credit card fees reflect increased client awareness of our credit card products and the introduction of custom payment solutions, which has resulted in new credit card clients and an increase in client activity. Custom payment solutions primarily utilize virtual cards for clients with high volume payment processing needs. The increase in foreign exchange fees was primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes.
Noninterest expense increased by $37.9 million in 2013, primarily due to increases in compensation and benefits and premises and equipment. Incentive compensation increased primarily from better than expected results in 2013. Higher compensation and benefits expenses were attributable to increased incentive plan and salaries and wages expenses. The increase in our incentive plan expenses was primarily related to our strong performance in 2013, which we exceeded internal performance targets. The increase in salaries and wages was primarily due to an increase in the average number of FTEs at GCB, which increased by 85 to 1,329 in 2013, compared to 1,244 in 2012. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment was primarily due to increased spending to enhance and maintain our IT infrastructure.
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
Noninterest expense increased by $46.0 million in 2012, primarily due to an increase in salaries and wages, premises and equipment and professional services. The increase in salaries and wages was primarily due to an increase in the average number of FTEs within GCB, which increased by 108 to 1,244 in 2012, compared to 1,136 in 2011, as well as from base salary merit increases. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment was primarily due to increased spending to enhance and maintain our IT infrastructure, as well as the write-off of certain assets. The increase in professional services was primarily due to increased consulting fees related to our ongoing business and infrastructure initiatives.
SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Net interest income	$26,701	$21,807	22.4%	$19,529	11.7%
Reduction of loan losses	1,597	1,087	46.9	7,393	(85.3)
Noninterest income	1,209	681	77.5	516	32.0
Noninterest expense	(15,916)	(13,651)	16.6	(10,174)	34.2
Income before income tax expense	$13,591	$9,924	37.0	$17,264	(42.5)
Total average loans, net of unearned income	$919,831	$758,471	21.3	$658,175	15.2
Total average assets	959,214	763,186	25.7	658,797	15.8
Total average deposits	524,398	313,836	67.1	186,604	68.2
Income before income tax expense from SVB Private Bank increased to $13.6 million in 2013, compared to $9.9 million in 2012 and $17.3 million in 2011. The key drivers of SVB Private Bank's performance are discussed below:
2013 compared to 2012
Net interest income from SVB Private Bank increased by $4.9 million in 2013, primarily from an increase in loan interest income from an increase in average loan balances and an increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a decrease in the overall yield on our Private Bank loan portfolio, reflective of the current low interest rate environment.

Noninterest expense increased by $2.3 million in 2013, primarily due to increased incentive plan expenses due to our strong performance in 2013, which we exceeded internal performance targets.
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
Noninterest expense increased by $3.5 million in 2012, primarily due to an increase in compensation and benefits expense resulting from an increase in the average number of FTEs at SVB Private Bank, which increased by 9 to 43 in 2012, compared to 34 in 2011. The increase in average FTEs was to support the growth of SVB Private Bank.
SVB Capital

	Year ended December 31,
(Dollars in thousands)	2013	2012	% Change 2013/2012	2011	% Change 2012/2011
Net interest income	$20	$15	33.3%	$10	50.0%
Noninterest income	75,037	27,435	173.5	27,358	0.3
Noninterest expense	(10,737)	(11,263)	(4.7)	(13,079)	(13.9)
Income before income tax expense	$64,320	$16,187	NM	$14,289	13.3
Total average assets	$289,328	$239,335	20.9	$226,423	5.7

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
Income before income tax expense from SVB Capital increased to $64.3 million in 2013, compared to $16.2 million in 2012 and $14.3 million in 2011, which reflects significant gains from our managed funds. The key drivers of SVB Capital's performance are discussed below:
2013 compared to 2012
Noninterest income increased $47.6 million to $75.0 million in 2013. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $62.6 million in 2013, compared to net gains of $16.2 million in 2012. The net gains on investment securities of $62.6 million in 2013 were primarily driven by unrealized valuation increases and carried interest allocations, related to FireEye and Twitter, from two of our managed direct venture funds.

•	Fund management fees were $11.2 million for 2013, compared to $11.1 million in 2012.
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

Consolidated Financial Condition
Our total assets were $26.4 billion at December 31, 2013, an increase of $3.7 billion, or 16.0 percent, compared to $22.8 billion at December 31, 2012, which increased by $2.8 billion or 14.0 percent, compared to $20.0 billion at December 31, 2011. Below is a summary of the individual components driving the changes in total assets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.5 billion at December 31, 2013, an increase of $530 million, or 52.5 percent, compared to $1.0 billion at December 31, 2012. The increase in period-end cash balances during 2013 was due to growth in our deposit balances.
As of December 31, 2013 and December 31, 2012, $715 million and $72 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $300 million and $283 million, respectively.
Investment Securities
Investment securities totaled $13.6 billion at December 31, 2013, an increase of $1.1 billion, or 8.4 percent, compared to $12.5 billion at December 31, 2012, which increased by $1.0 billion or 8.6 percent, compared to $11.5 billion at December 31, 2011.
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The following table presents a profile of our investment securities portfolio at December 31, 2013, 2012 and 2011:

	December 31,
(Dollars in thousands)	2013	2012	2011
Available-for-sale securities, at fair value:
U.S. treasury securities	$—	$25,247	$25,964
U.S. agency debentures	4,345,232	3,447,628	2,874,932
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,473,576	1,473,433	1,564,286
Agency-issued collateralized mortgage obligations—fixed rate	3,325,758	4,103,974	3,373,760
Agency-issued collateralized mortgage obligations—variable rate	1,186,573	1,772,748	2,413,378
Agency issued commercial mortgage-backed securities	564,604	422,098	178,693
Municipal bonds and notes	86,027	93,529	100,498
Equity securities	5,051	4,520	4,535
Total available-for-sale securities	11,986,821	11,343,177	10,536,046
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	862,972	665,921	611,824
Other venture capital investments	32,839	127,091	124,121
Other investments	—	—	987
Other Securities (fair value accounting)	321,374	—	—
Non-marketable securities (equity method accounting):
Other investments	142,883	139,330	68,252
Low income housing tax credit funds	72,241	70,318	34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	148,994	161,884	145,007
Other investments	14,191	19,721	19,355
Total non-marketable and other securities	1,595,494	1,184,265	1,004,440
Total investment securities	$13,582,315	$12,527,442	$11,540,486
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Available-for-sale securities were $12.0 billion at December 31, 2013, an increase of $0.6 billion, or 5.7 percent, compared to $11.3 billion at December 31, 2012, which increased by $0.8 billion or 7.7 percent, compared to $10.5 billion at December 31, 2011. The increase in 2013 was primarily due to purchases of new investments of $3.3 billion, partially offset by paydowns, scheduled maturities and called maturities of $2.4 billion. The purchases of new investments of $3.3 billion were primarily comprised of fixed-rate agency-issued mortgage securities and fixed-rate agency debentures. The paydowns, scheduled maturities and called maturities on securities of $2.4 billion were comprised of $1.8 billion in fixed-rate securities and $0.6 billion in variable-rate securities.
The increase in 2012 was primarily due to purchases of new investments of $3.9 billion, partially offset by paydowns, scheduled maturities and called maturities of $2.7 billion and sales of $329 million. The purchases of new investments of $3.9 billion were primarily comprised of fixed-rate agency-issued mortgage securities and fixed-rate agency debentures. The paydowns, scheduled maturities and called maturities on securities of $2.7 billion were comprised of $2.1 billion in fixed-rate securities and $657 million in variable-rate securities. The sales of $329 million were primarily comprised of U.S. agency securities. These securities were sold as part of our portfolio management strategy of managing duration risk.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2013, our estimated portfolio duration was 3.3 years, compared to 2.2, and 1.8, years at December 31, 2012 and 2011, respectively.

Non-Marketable and Other Securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, debt funds and private and public portfolio companies. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture and private equity funds. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
Non-marketable and other securities were $1.6 billion at December 31, 2013, an increase of $411 million, or 34.7 percent, compared to $1.2 billion at December 31, 2012, which increased by $180 million or 17.9 percent, compared to $1.0 billion at December 31, 2011.
The increase in non-marketable and other securities of $411 million in 2013 was primarily related to the following:

◦	Gains of $230 million from our managed direct venture funds, driven by the continued strong stock performance of successful portfolio company IPOs during the year.

◦	Gains of $170 million from our managed funds of funds, primarily related to unrealized valuation increases from IPO, M&A activity and other valuation increases across the portfolio.

The increase in non-marketable and other securities of $180 million in 2012 was primarily related to the following:

•
Funding of our capital contribution of $80 million to our joint venture bank in China in the second quarter of 2012, which is included in the line item "Other investments" under equity method accounting.

•
An increase of $54 million in venture capital and private equity investments accounted for using fair value accounting from our managed funds of funds due to additional capital calls (net of distributions) for fund investments, as well as from valuation increases.

•	An increase of $35 million in low income housing tax credit funds due to new investments.
The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2013, 2012 and 2011:

	December 31,
	2013		2012		2011
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$862,972	$76,505	$665,921	$75,893	$611,824	$77,674
Other venture capital investments (2)	32,839	2,097	127,091	8,962	124,121	11,333
Other investments	—	—	—	—	987	493
Other securities (fair value accounting) (3)	321,374	23,058	—	—	—	—
Non-marketable securities (equity method accounting):
Other investments	142,883	142,883	139,330	139,330	68,252	68,252
Low income housing tax credit funds	72,241	72,241	70,318	70,318	34,894	34,894
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	148,994	148,994	161,884	161,884	145,007	145,007
Other investments	14,191	14,191	19,721	19,721	19,355	19,355
Total non-marketable and other securities	$1,595,494	$479,969	$1,184,265	$476,108	$1,004,440	$357,008

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2013, 2012 and 2011:

	December 31,
	2013		2012		2011
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$29,104	$3,656	$32,850	$4,126	$39,567	$4,970
SVB Strategic Investors Fund II, LP	96,185	8,244	91,294	7,825	122,619	10,510
SVB Strategic Investors Fund III, LP	260,272	15,280	209,696	12,311	218,429	12,824
SVB Strategic Investors Fund IV, LP	226,729	11,337	169,931	8,497	122,076	6,104
Strategic Investors Fund V Funds	118,181	184	40,622	112	8,838	31
Strategic Investors Fund VI Funds	7,944	12	—	—	—	—
SVB Capital Preferred Return Fund, LP	59,028	12,722	53,643	12,652	42,580	11,571
SVB Capital—NT Growth Partners, LP	61,126	21,339	60,120	23,842	43,958	20,176
SVB Capital Partners II, LP	708	36	1,303	66	2,390	121
Other private equity fund	3,695	3,695	6,462	6,462	11,367	11,367
Total venture capital and private equity fund investments	$862,972	$76,505	$665,921	$75,893	$611,824	$77,674

(2)	The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2013, 2012 and 2011:

	December 31,
	2013		2012		2011
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$6,564	$702	$43,493	$4,652	$17,878	$1,912
SVB Capital Partners II, LP	22,684	1,152	79,761	4,051	61,099	3,103
SVB India Capital Partners I, LP (i)	—	—	—	—	42,832	6,162
SVB Capital Shanghai Yangpu Venture Capital Fund	3,591	243	3,837	259	2,312	156
Total other venture capital investments	$32,839	$2,097	$127,091	$8,962	$124,121	$11,333

(i)	As of December 31, 2012, SVB India Capital Partners I, LP was deconsolidated from the financial statements of SVBFG.

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. This amount primarily includes total unrealized gains of $294 million in two of our public portfolio companies, FireEye and Twitter, both of which are currently subject to lock-up agreements. The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.

Loans
The following table details the composition of the loan portfolio, net of unearned income, as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial loans:
Software (1)	$4,102,636	$3,261,489	$2,492,849	$1,820,680	$1,381,855
Hardware (1)	1,213,032	1,118,370	952,303	641,052	599,918
Venture capital/private equity	2,386,054	1,732,699	1,117,419	1,036,201	927,848
Life science (1)	1,170,220	1,066,199	863,737	575,944	517,268
Premium wine	149,841	143,511	130,245	144,972	143,062
Other (1)	288,904	315,453	342,147	375,928	176,750
Total commercial loans	9,310,687	7,637,721	5,898,700	4,594,777	3,746,701
Real estate secured loans:
Premium wine (2)	514,993	413,513	345,988	312,255	298,839
Consumer loans (3)	873,255	685,300	534,001	361,704	241,284
Other	30,743	—	—	—	—
Total real estate secured loans	1,418,991	1,098,813	879,989	673,959	540,123
Construction loans (4)	76,997	65,742	30,256	60,178	59,926
Consumer loans	99,711	144,657	161,137	192,823	201,344
Total loans, net of unearned income (5)(6)	$10,906,386	$8,946,933	$6,970,082	$5,521,737	$4,548,094

(1)
Because of the diverse nature of clean technology products and services, for our loan-related reporting purposes, cleantech-related loans are reported under our hardware, software, life science and other commercial loan categories, as applicable.

(2)
Included in our premium wine portfolio are gross construction loans of $112 million, $148 million, $111 million, $119 million and $122 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(3)	Consumer loans secured by real estate at December 31, 2013, 2012, 2011, 2010 and 2009 were comprised of the following:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Loans for personal residence	$685,327	$503,378	$350,359	$189,039	$64,678
Loans to eligible employees	121,548	110,584	99,704	88,510	86,147
Home equity lines of credit	66,380	71,338	83,938	84,155	90,459
Consumer loans secured by real estate	$873,255	$685,300	$534,001	$361,704	$241,284

(4)	Construction loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(5)	Unearned income, net of deferred costs, was $89 million, $77 million, $60 million, $46 million and $35 million in 2013, 2012, 2011, 2010 and 2009, respectively.

(6)	Included within our total loan portfolio are credit card loans of $85 million, $64 million, $50 million, $33 million and $25 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
We saw an increase in commercial loans from December 31, 2012 to December 31, 2013 in all of our client industry segments, with particularly strong growth in sponsor-led buyouts by later stage clients in our software portfolio, as well as from capital call lines of credit for our venture capital/private equity clients.

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

	December 31,
	2013		2012
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$4,141,358	37.7%	$3,293,899	36.5%
Hardware	1,224,480	11.1	1,129,484	12.5
Venture capital/private equity	2,408,426	21.9	1,749,903	19.4
Life science	1,181,266	10.7	1,076,792	11.9
Premium wine (1)	151,255	1.4	144,937	1.6
Other	291,630	2.7	318,588	3.5
Commercial loans	9,398,415	85.5	7,713,603	85.5
Real estate secured loans:
Premium wine (1)	515,942	4.7	414,347	4.6
Consumer loans (2)	873,070	7.9	685,493	7.6
Other	31,033	0.3	—	—
Real estate secured loans	1,420,045	12.9	1,099,840	12.2
Construction loans	77,165	0.7	65,726	0.7
Consumer loans (2)	99,643	0.9	145,079	1.6
Total gross loans	$10,995,268	100.0%	$9,024,248	100.0%

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.

The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2013:

	December 31, 2013
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$1,031,179	$647,060	$905,815	$832,375	$724,929	$4,141,358
Hardware	280,794	205,705	187,140	235,973	314,868	1,224,480
Venture capital/private equity	328,073	248,787	371,980	201,193	1,258,393	2,408,426
Life science	332,991	262,420	249,749	122,426	213,680	1,181,266
Premium wine (1)	77,431	24,667	24,810	24,347	—	151,255
Other	131,351	48,698	—	76,581	35,000	291,630
Commercial loans	2,181,819	1,437,337	1,739,494	1,492,895	2,546,870	9,398,415
Real estate secured loans:
Premium wine (1)	136,748	128,291	146,439	73,594	30,870	515,942
Consumer loans (2)	760,693	82,545	9,832	20,000	—	873,070
Other	2,500	5,000	—	23,533	—	31,033
Real estate secured loans	899,941	215,836	156,271	117,127	30,870	1,420,045
Construction loans	16,432	48,359	12,374	—	—	77,165
Consumer loans (2)	46,019	20,022	600	3,003	29,999	99,643
Total gross loans	$3,144,211	$1,721,554	$1,908,739	$1,613,025	$2,607,739	$10,995,268

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.
At December 31, 2013, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $4.2 billion, or 38.4 percent of our portfolio. These loans represented 122 clients, and of these loans, none were on nonaccrual status as of December 31, 2013.
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
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 9.2 percent of total gross loans at both December 31, 2013 and 2012 . Typically, these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay its debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At December 31, 2013, our lending to venture capital/private equity firms represented 21.9 percent of total gross loans, compared to 19.4 percent of total gross loans at December 31, 2012. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At December 31, 2013, sponsor-led buyout loans represented 12.5 percent of total gross loans, compared to 11.8 percent of total gross loans at December 31, 2012. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk.
At December 31, 2013, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.3 percent and 4.2 percent, respectively, of total gross loans, compared to 7.0 percent and 4.8 percent, respectively at December 31, 2012. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 39.7 percent of our outstanding total gross loan balances as of December 31, 2013 were to borrowers based in California compared to 38.5 percent as of December 31, 2012. Other than California, there were no states with balances greater than 10 percent.
As of December 31, 2013, 78.4 percent, or $8.6 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 76.3 percent, or $6.9 billion, as of December 31, 2012. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2013, for fixed and variable rate loans:

	Remaining Contractual Maturity of Gross Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial loans:
Software	$85,064	$515,715	$—	$600,779
Hardware	36,344	171,662	—	208,006
Venture capital/private equity	60,744	51,248	9,149	121,141
Life science	27,395	530,219	—	557,614
Premium wine	767	12,491	3,575	16,833
Other	71,937	24,438	—	96,375
Total commercial loans	282,251	1,305,773	12,724	1,600,748
Real estate secured loans:
Premium wine	643	60,310	346,785	407,738
Consumer loans	809	50,378	211,013	262,200
Other	—	—	23,533	23,533
Total real estate secured loans	1,452	110,688	581,331	693,471
Construction loans	43,777	12,678	7,326	63,781
Consumer loans	14,947	6,925	217	22,089
Total fixed-rate loans	$342,427	$1,436,064	$601,598	$2,380,089

Variable-rate loans:
Commercial loans:
Software	$729,243	$2,714,167	$97,169	$3,540,579
Hardware	358,961	638,013	19,500	1,016,474
Venture capital/private equity	1,811,922	458,597	16,766	2,287,285
Life science	91,072	529,580	3,000	623,652
Premium wine	77,020	55,396	2,006	134,422
Other	56,798	130,062	8,395	195,255
Total commercial loans	3,125,016	4,525,815	146,836	7,797,667
Real estate secured loans:
Premium wine	8,730	50,274	49,200	108,204
Consumer loans	4,698	53,369	552,803	610,870
Other	—	7,500	—	7,500
Total real estate secured loans	13,428	111,143	602,003	726,574
Construction loans	13,384	—	—	13,384
Consumer loans	55,276	17,343	4,935	77,554
Total variable-rate loans	$3,207,104	$4,654,301	$753,774	$8,615,179
Total gross loans	$3,549,531	$6,090,365	$1,355,372	$10,995,268
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
Credit Quality Indicators
As of December 31, 2013, our criticized and impaired loans represented 5.7 percent of our total gross loans. This compares to 6.6 percent at December 31, 2012. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up approximately 9 percent of our loan portfolio. It is common for an emerging early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.

Credit Quality and Allowance for Loan Losses
The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses balance, beginning of year	$110,651	$89,947	$82,627	$72,450	$107,396
Charge-offs:
Commercial loans:
Software	(8,861)	(4,316)	(10,252)	(16,230)	(38,869)
Hardware	(18,819)	(20,247)	(4,828)	(10,568)	(58,261)
Venture capital/private equity	—	—	—	—	(10,635)
Life science	(6,010)	(5,080)	(4,201)	(17,629)	(16,853)
Premium wine	—	(584)	(449)	(1,457)	(3,107)
Other	(8,107)	(2,485)	(3,954)	(4,866)	(2,245)
Total commercial loans	(41,797)	(32,712)	(23,684)	(50,750)	(129,970)
Consumer loans	(869)	(607)	(220)	(489)	(13,600)
Total charge-offs	(42,666)	(33,319)	(23,904)	(51,239)	(143,570)

Recoveries:
Commercial loans:
Software	1,934	4,874	11,659	5,838	2,284
Hardware	2,677	1,107	455	5,715	12,645
Venture capital/private equity	—	—	—	—	—
Life science	1,860	334	6,644	3,738	2,708
Premium wine	170	650	1,223	222	55
Other	2,995	1,377	471	737	413
Total commercial loans	9,636	8,342	20,452	16,250	18,105
Consumer loans	1,572	1,351	4,671	538	339
Total recoveries	11,208	9,693	25,123	16,788	18,444
Provision for loan losses	63,693	44,330	6,101	44,628	90,180
Allowance for loan losses balance, end of year	$142,886	$110,651	$89,947	$82,627	$72,450

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)
Commercial loans:
Software	$64,084	38.0%	$42,648	36.5%	$38,263	35.8%	$29,288	33.0%	$24,209	30.4%
Hardware	36,553	11.1	29,761	12.5	16,810	13.7	14,688	11.6	16,194	13.2
Venture capital/private equity	16,385	21.9	9,963	19.4	7,319	16.1	8,241	18.8	5,664	20.4
Life science	11,926	10.7	13,606	11.9	10,243	12.4	9,077	10.5	9,651	11.4
Premium wine	3,914	6.1	3,523	6.2	3,914	6.8	5,492	8.2	4,652	9.7
Other	3,680	3.4	3,912	4.3	5,817	5.3	5,318	7.9	3,877	5.3
Total commercial loans	136,542	91.2	103,413	90.8	82,366	90.1	72,104	90.0	64,247	90.4
Consumer loans	6,344	8.8	7,238	9.2	7,581	9.9	10,523	10.0	8,203	9.6
Total	$142,886	100.0%	$110,651	100.0%	$89,947	100.0%	$82,627	100.0%	$72,450	100.0%

(1)	Represents loan category as a percentage of total gross loans as of year-end.

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

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Gross nonperforming, past due, and restructured loans:
Impaired loans	$51,649	$38,279	$36,617	$39,426	$50,227
OREO	1,001	—	—	—	220
Total nonperforming assets	$52,650	$38,279	$36,617	$39,426	$50,447
Loans past due 90 days or more still accruing interest	$99	$19	$—	$44	$2,456
Performing TDRs	403	734	2,100	—	—
Nonperforming loans as a percentage of total gross loans	0.47%	0.42%	0.52%	0.71%	1.10%
Nonperforming assets as a percentage of total assets	0.20	0.17	0.18	0.22	0.39
Allowance for loan losses	$142,886	$110,651	$89,947	$82,627	$72,450
As a percentage of total gross loans	1.30%	1.23%	1.28%	1.48%	1.58%
As a percentage of total gross nonperforming loans	276.65	289.06	245.64	209.57	144.25
Allowance for loan losses for impaired loans	$21,277	$6,261	$3,707	$6,936	$8,868
As a percentage of total gross loans	0.19%	0.07%	0.05%	0.12%	0.19%
As a percentage of total gross nonperforming loans	41.20	16.36	10.12	17.59	17.66
Allowance for loan losses for total gross performing loans	$121,609	$104,390	$86,240	$75,691	$63,582
As a percentage of total gross loans	1.11%	1.16%	1.23%	1.36%	1.39%
As a percentage of total gross performing loans	1.11	1.16	1.23	1.37	1.40
Total gross loans	$10,995,268	$9,024,248	$7,030,321	$5,567,205	$4,582,966
Total gross performing loans	10,943,619	8,985,969	6,993,704	5,527,779	4,532,739
Reserve for unfunded credit commitments (1)	29,983	22,299	21,811	17,414	13,331
As a percentage of total unfunded credit commitments	0.26%	0.26%	0.27%	0.25%	0.22%
Total unfunded credit commitments (2)	$11,470,722	$8,610,791	$8,067,570	$6,918,689	$5,944,042

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.

Nonaccrual Loans
The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial loans:
Software	$27,618	$3,263	$1,142	$3,292	$8,059
Hardware	19,667	21,863	5,183	3,824	15,823
Venture capital/private equity	40	—	—	—	—
Life science	1,278	—	311	3,412	1,833
Premium wine	1,442	4,398	3,212	6,162	285
Other	690	5,415	5,353	2,177	2,901
Total commercial loans	50,735	34,939	15,201	18,867	28,901
Consumer loans:
Real estate secured loans	244	2,239	18,283	20,559	21,165
Other consumer loans	670	1,101	3,133	—	161
Total consumer loans	914	3,340	21,416	20,559	21,326
Total nonaccrual loans	$51,649	$38,279	$36,617	$39,426	$50,227

If the nonaccrual loans for 2013, 2012, 2011, 2010 and 2009 had not been impaired, $3.5 million, $2.9 million, $3.4 million, $3.1 million and $7.7 million, respectively, in interest income would have been recorded.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2013 and 2012 is as follows:

	December 31,
(Dollars in thousands)	2013	2012	% Change
Derivative assets, gross (1)	$127,114	$98,266	29.4%
Foreign exchange spot contract assets, gross	73,423	42,653	72.1
Net deferred tax assets	68,237	—	—
Accrued interest receivable	67,772	64,167	5.6
FHLB and Federal Reserve Bank stock	40,632	39,806	2.1
Accounts receivable	15,773	15,650	0.8
Other assets	72,159	66,329	8.8
Total accrued interest receivable and other assets	$465,110	$326,871	42.3

NM—Not meaningful

(1)	See “Derivatives” section below.
Deferred Tax Assets
Our deferred taxes moved to a net asset position as of December 31, 2013, primarily due to a decrease in the fair value of our available-for-sale securities portfolio resulting from significant increases in period-end market interest rates.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $31 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012	% Change
Assets:
Equity warrant assets	$103,513	$74,272	39.4%
Foreign exchange forward and option contracts	15,530	13,541	14.7
Interest rate swaps	6,492	9,005	(27.9)
Loan conversion options	314	890	(64.7)
Client interest rate derivatives	1,265	558	126.7
Total derivatives assets	$127,114	$98,266	29.4
Liabilities:
Foreign exchange forward and option contracts	$(12,617)	$(12,847)	(1.8)
Client interest rate derivatives	(1,396)	(590)	136.6
Total derivatives liabilities	$(14,013)	$(13,437)	4.3

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At December 31, 2013, we held warrants in 1,320 companies, compared to 1,270 companies at December 31, 2012. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2013 and 2012:

	Year ended December 31,
(Dollars in thousands)	2013	2012
Balance, beginning of period	$74,272	$66,953
New equity warrant assets	13,218	13,854
Non-cash increases in fair value	37,835	10,907
Exercised equity warrant assets	(21,362)	(15,920)
Terminated equity warrant assets	(450)	(1,522)
Balance, end of period	$103,513	$74,272

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at December 31, 2013 and 2012 amounted to $2.9 million and $0.7 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 12–“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
Interest Rate Swaps
For information on our interest rate swaps, please refer to Note 12–“Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report.

Deposits
The following table presents the composition of our deposits as of December 31, 2013, 2012, and 2011:

	December 31,
(Dollars in thousands)	2013	2012	2011
Noninterest-bearing demand	$15,894,360	$13,875,275	$11,861,888
Negotiable order of withdrawal (NOW)	151,746	133,260	112,690
Money market	4,373,974	2,969,769	2,483,406
Money market deposits in foreign offices	181,299	110,915	117,638
Sweep deposits in foreign offices	1,657,740	1,932,045	1,978,165
Time	213,860	155,188	155,749
Total deposits	$22,472,979	$19,176,452	$16,709,536

The increase in deposits of $3.3 billion in 2013 was primarily driven by increases in our noninterest-bearing demand and money market deposits of $2.0 billion and $1.4 billion, respectively, reflective of growth from new clients and strong IPO and M&A activity during the year resulting in increased balances from existing clients. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
The increase in deposits of $2.5 billion in 2012 was primarily driven by increases in our noninterest-bearing demand deposits of $2.0 billion, reflective of growth from new clients and the continued lack of attractive market investment opportunities for our deposit clients.
At December 31, 2013, 29.3 percent of our total deposits were interest-bearing deposits, compared to 27.6 percent at December 31, 2012 and 29.0 percent at December 31, 2011.
At December 31, 2013, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $197 million, compared to $133 million at December 31, 2012 and $126 million at December 31, 2011. At December 31, 2013, substantially all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. The maturity profile of our time deposits as of December 31, 2013 is as follows:

	December 31, 2013
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$162,534	$12,137	$22,719	$—	$197,390
Other time deposits	9,909	2,950	3,526	85	16,470
Total time deposits	$172,443	$15,087	$26,245	$85	$213,860
Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$160,000	0.07%	$—	—%
Other short-term borrowings	5,080	0.08	6,110	0.16	—	—
Total short-term borrowings	5,080	0.08	166,110	0.07	—	—

Average daily balances and maximum month-end balances for our short-term borrowings in 2013, 2012 and 2011 are as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Average daily balances:
Federal Funds purchased (1)	$13,729	$30,638	$2,478
FHLB advances	7,959	32,036	55
Securities (purchased) sold under agreements to repurchase	(435)	3,341	1,666
Other short-term borrowings (2)	5,765	4,787	12,795
Total average short-term borrowings	$27,018	$70,802	$16,994
Maximum month-end balances:
Federal Funds purchased	$15,000	$315,000	$—
FHLB advances	—	530,000	—
Securities (purchased) sold under agreements to repurchase	(5,120)	—	—
Other short-term borrowings	7,460	6,570	38,645

(1)	As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Fed Funds market. These balances represent short-term borrowings.

(2)	Represents cash collateral received from counterparties for our interest rate swap agreements related to our 5.70% Senior Notes and 6.05% Subordinated Notes.

Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2013, 2012 and 2011:

	Principal value at December 31, 2013	December 31,
(Dollars in thousands)		2013	2012	2011
5.375% Senior Notes	$350,000	$348,209	$347,995	$347,793
5.70% Senior Notes	—	—	—	143,969
6.05% Subordinated Notes	45,964	51,987	54,571	55,075
Junior Subordinated Debentures	50,000	55,020	55,196	55,372
Other long-term debt	—	—	—	1,439
Total long-term debt	$445,964	$455,216	$457,762	$603,648
The decrease of $3 million in our long-term debt in 2013 was primarily due to a decrease in the value of the hedge associated with our 6.05% Subordinated Notes. The decrease in our long-term debt in 2012 was primarily due to the maturity of $141 million of our 5.70% Senior Notes on June 1, 2012.
For more information on our long-term debt, please refer to Note 11–“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Liabilities
A summary of other liabilities at December 31, 2013 and 2012 is as follows:

	December 31,
(Dollars in thousands)	2013	2012	% Change
Accrued compensation	$117,134	$94,209	24.3%
Foreign exchange spot contract liabilities, gross	90,725	57,868	56.8
Reserve for unfunded credit commitments	29,983	22,299	34.5
Derivative liabilities, gross (1)	14,013	13,437	4.3
Net deferred tax liabilities	—	25,580	(100.0)
Other	152,731	147,173	3.8
Total other liabilities	$404,586	$360,566	12.2

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $33 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The increase of $23 million was primarily the result of larger incentive compensation accruals at December 31, 2013 due to our strong performance in 2013. For a description of our variable compensation plans please refer to Note 15—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Net Deferred Tax Liabilities
Our deferred taxes moved to a net asset position as of December 31, 2013, primarily due to a decrease in the fair value of our available-for-sale securities portfolio resulting from significant increases in period-end market interest rates. See "Other Assets" above.
Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $30 million at December 31, 2013, compared to $22 million at December 31, 2012, due to a $2.9 billion increase in unfunded credit commitments during 2013.
Noncontrolling Interests
Noncontrolling interests totaled $1.1 billion and $0.8 billion at December 31, 2013 and 2012, respectively. The increase of $0.3 billion was primarily due to net income attributable to noncontrolling interests of $330 million for the year ended December 31, 2013, primarily related to unrealized gains from FireEye and Twitter and other valuation increases in our managed funds. For more information, refer to Note 2—"Summary of Significant Accounting Policies—Principles of Consolidation and Presentation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $2.0 billion at December 31, 2013, an increase of $136 million, or 7.4 percent compared to $1.8 billion at December 31, 2012. This increase was primarily the result of net income of $216 million in 2013 and an increase in additional-paid-in-capital of $77 million primarily from stock option exercises and amortization of share based compensation expense. These increases were offset by a decrease in accumulated other comprehensive (loss) income of $157 million primarily as a result of the decline in the fair value of our available-for-sale securities portfolio as a result of significant increases in period-end market interest rates.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2013, 2012 and 2011. See Note 19–“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	December 31,			Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
	2013	2012	2011
SVB Financial:
Total risk-based capital ratio (1)	13.13%	14.05%	13.95%	10.0%	8.0%
Tier 1 risk-based capital ratio (1)	11.94	12.79	12.62	6.0	4.0
Tier 1 leverage ratio	8.31	8.06	7.92	N/A	4.0
Tangible common equity to tangible assets ratio (2)(3)	7.44	8.04	7.86	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)(3)	11.63	13.53	13.25	N/A	N/A
Bank:
Total risk-based capital ratio (1)	11.32%	12.53%	12.33%	10.0%	8.0%
Tier 1 risk-based capital ratio (1)	10.11	11.24	10.96	6.0	4.0
Tier 1 leverage ratio	7.04	7.06	6.87	5.0	4.0
Tangible common equity to tangible assets ratio (2)(3)	6.59	7.41	7.18	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)(3)	9.87	12.08	11.75	N/A	N/A

(1)	Our risk-weighted assets for 2012 reflect a refinement in our determination of certain unfunded credit commitments related to the contractual borrowing base.

(2)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(3)
The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

2013 compared to 2012

Our total risk-based capital (includes tier 1 and tier 2 capital components) and tier 1 risk-based capital ratios for both SVB Financial and the Bank decreased compared to December 31, 2012, reflective of continued growth in risk-weighted assets and the increase in other comprehensive loss due to the decrease in available-for-sale securities valuations at December 31, 2013, partially offset by growth in retained earnings and additional paid-in-capital. The growth in risk-weighted assets was primarily due to the significant growth in our loan balances. Our tier 1 leverage ratio for SVB Financial increased compared to December 31, 2012 due to growth in retained earnings and additional-paid-in-capital, the impact of which was partially offset by continued growth in assets. Our tier 1 leverage ratio for the Bank held relatively flat as our growth in retained earnings matched our growth in assets. All of our capital ratios are above the levels to be considered “well capitalized”.
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

Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	SVB Financial
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
GAAP SVBFG stockholders’ equity	$1,966,270	$1,830,555	$1,569,392	$1,274,350	$1,128,343
Less:
Preferred stock	—	—	—	—	—
Goodwill	—	—	—	—	—
Intangible assets	—	—	601	847	665
Tangible common equity	$1,966,270	$1,830,555	$1,568,791	$1,273,503	$1,127,678
GAAP Total assets	$26,417,189	$22,766,123	$19,968,894	$17,527,761	$12,841,399
Less:
Goodwill	—	—	—	—	—
Intangible assets	—	—	601	847	665
Tangible assets	$26,417,189	$22,766,123	$19,968,293	$17,526,914	$12,840,734
Risk-weighted assets (1)	$16,901,501	$13,532,984	$11,837,902	$9,406,677	$7,494,498
Tangible common equity to tangible assets	7.44%	8.04%	7.86%	7.27%	8.78%
Tangible common equity to risk-weighted assets	11.63	13.53	13.25	13.54	15.05

Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	Bank
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Tangible common equity	$1,639,024	$1,591,643	$1,346,854	$1,074,561	$914,068
Tangible assets	$24,854,119	$21,471,111	$18,758,813	$16,268,589	$12,186,203
Risk-weighted assets (1)	$16,612,870	$13,177,887	$11,467,401	$9,047,907	$7,293,332
Tangible common equity to tangible assets	6.59%	7.41%	7.18%	6.61%	7.50%
Tangible common equity to risk-weighted assets	9.87	12.08	11.75	11.88	12.53

(1)	Our risk-weighted assets for 2012 reflect a refinement in our determination of risk rating for certain unfunded credit commitments related to the contractual borrowing base.
2013 compared to 2012
For both SVB Financial and the Bank, the tangible common equity to tangible assets and tangible common equity to risk-weighted assets ratios decreased due to increases in tangible and risk weighted assets. For the tangible common equity to tangible assets ratios, the growth in tangible assets exceeded the growth in equity, which primarily reflects our growth in investment securities and period-end loan balances. For the tangible common equity to risk-weighted assets ratios, the growth in risk-weighted assets exceeded the growth in equity, which primarily reflects our growth in period-end loan balances.
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

As of December 31, 2013, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Borrowings	$460,296	$5,080	$—	$51,987	$403,229
Non-cancelable operating leases, net of income from subleases	162,733	16,111	39,439	35,971	71,212
Remaining unfunded commitments to other fund investments (1)	47,037	47,037	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to debt funds (equity method accounting)	4,950	4,950	—	—	—
Commitments to low income housing tax credit funds	45,808	35,809	8,425	198	1,376
Other obligations	21,542	7,145	12,056	2,341	—
SVBFG unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	688	688	—	—	—
SVB Strategic Investors Fund II, LP (1)	1,050	1,050	—	—	—
SVB Strategic Investors Fund III, LP (1)	1,688	1,688	—	—	—
SVB Strategic Investors Fund IV, LP (1)	3,060	3,060	—	—	—
Strategic Investors Fund V Funds (1)	330	330	—	—	—
Strategic Investors Fund VI Funds (1)	483	483	—	—	—
SVB Capital - NT Growth Partners, LP (1)	1,340	1,340	—	—	—
Silicon Valley BancVentures, LP (1)	270	270	—	—	—
SVB Capital Partners II, LP (1)	162	162	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund (1)	163	163	—	—	—
Total obligations attributable to SVBFG	$761,350	$135,116	$59,920	$90,497	$475,817

Remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds:
SVB Strategic Investors Fund, LP (1)	$2,266	$2,266	$—	$—	$—
SVB Strategic Investors Fund II, LP (1)	7,251	7,251	—	—	—
SVB Strategic Investors Fund III, LP (1)	22,996	22,996	—	—	—
SVB Strategic Investors Fund IV, LP (1)	61,526	61,526	—	—	—
Strategic Investors Fund V Funds (1)	231,033	231,033	—	—	—
Strategic Investors Fund VI Funds (1)	76,906	76,906
SVB Capital Preferred Return Fund, LP (1)	10,309	10,309	—	—	—
SVB Capital - NT Growth Partners, LP (1)	12,060	12,060	—	—	—
Other private equity fund (1)	3,792	3,792	—	—	—
Total obligations to venture capital and private equity funds by our consolidated managed funds of funds	$428,139	$428,139	$—	$—	$—

	Amount of commitment expiring per period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Total loan commitments available for funding	$10,494,754	$6,101,364	$3,359,823	$930,495	$103,072
Standby letters of credit	968,210	904,058	45,579	18,529	44
Commercial letters of credit	7,758	7,758	—	—	—

(1)
See Note 7–“Investment Securities” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to non-marketable and other securities. Subject to applicable regulatory requirements, including the Volcker Rule (See "Business - Supervision and Regulation" under Item 1 of Part I of this report), we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies . Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.

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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2013, our period-end total deposit balances increased by $3.3 billion to $22.5 billion, compared to $19.2 billion at December 31, 2012. The overall increase in deposit balances was primarily due to the addition of new clients and increased fundraising activity by our venture capital/private equity clients.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2013, 2012 and 2011, respectively: (For further details, see our consolidated statements of cash flows under "Consolidated Financial Statements and Supplemental Data" under Part II, Item 8 of this report.)

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Average cash and cash equivalents	$1,584,042	$1,494,961	$2,257,597
Percentage of total average assets	6.8%	7.0%	12.1%
Net cash provided by operating activities	$173,086	$202,080	$166,392
Net cash used for investing activities	(2,840,296)	(2,892,340)	(4,038,956)
Net cash provided by financing activities	3,197,006	2,584,295	1,911,080
Net decrease in cash and cash equivalents	$529,796	$(105,965)	$(1,961,484)
Average cash and cash equivalents increased by $89 million to $1.6 billion in 2013, compared to $1.5 billion for the comparable 2012 period. The increase was primarily due to the increase in deposit balances.

2013
Cash provided by operating activities of $173 million in 2013 included net income of $215.9 million which was partially offset by an increase in our income tax receivables of $24.8 million.
Cash used for investing activities of $2.8 billion in 2013 included $3.3 billion for purchases of available-for-sale securities and $1.9 billion net increase in loans. These cash outflows were partially offset by $2.4 billion from sales, maturities and paydowns of available-for-sale securities.
Cash provided by financing activities of $3.2 billion in 2013 included a $3.3 billion increase in deposits, partially offset by a decrease of $161 million from short-term borrowings, primarily due to pay-offs of Federal funds purchased during the year.
Cash and cash equivalents at December 31, 2013 were $1.5 billion, compared to $1.0 billion at December 31, 2012.
2012
Cash provided by operating activities of $202 million in 2012 included net income of $175 million and $35 million in net cash received from accounts receivable/payable, partially offset by cash outflows of $51 million to reduce our net foreign exchange spot contract position and $16 million in net payouts of accrued compensation.
Cash used for investing activities of $2.9 billion in 2012 included $3.9 billion for purchases of available-for-sale securities, a $2.0 billion net increase in loans, $262 million for purchases of non-marketable and other securities and $40 million for purchases of premises and equipment. These cash outflows were partially offset by $3.1 billion from sales, maturities and paydowns of available-for-sale securities, $176 million from sales or distributions of non-marketable and other securities and $10 million in recoveries from loans previously charged-off.
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
Cash used for investing activities was $4.0 billion in 2011. Net cash outflows included purchases of available-for-sale securities of $7.1 billion, a net increase in loans of $1.4 billion, purchases of non-marketable and other securities of $224 million and purchases of premises and equipment of $31 million. Net cash inflows included proceeds from the sales, maturities and pay downs of available-for-sale securities of $4.6 billion, sales or distributions of non-marketable and other securities of $117 million and recoveries of $25 million from loans previously charged-off.
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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark LIBOR/SWAP yield curve. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities, which affects the rate of amortization of purchase premiums and discounts. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant interest rate sensitive risks and no separate quantitative information concerning them is presented herein.
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
The following table presents our EVE and NII sensitivity exposure at December 31, 2013 and December 31, 2012, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
December 31, 2013:
+200	$4,656,411	$477,866	11.4%	$990,190	$161,314	19.5%
+100	4,382,397	203,852	4.9	899,336	70,460	8.5
—	4,178,545	—	—	828,876	—	—
-100	3,960,086	(218,459)	(5.2)	826,222	(2,654)	(0.3)
-200	4,041,604	(136,941)	(3.3)	822,448	(6,428)	(0.8)
December 31, 2012:
+200	$3,176,231	$345,925	12.2%	$834,208	$137,021	19.7%
+100	2,862,361	32,055	1.1	757,662	60,475	8.7
—	2,830,306	—	—	697,187	—	—
-100	2,981,216	150,910	5.3	671,976	(25,211)	(3.6)
-200	3,012,121	181,815	6.4	670,445	(26,742)	(3.8)

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
As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value. In addition, we assume different rates of deposit balance decreases for each interest rate scenario based on a long-term historical deposit study of our clients.
Our base case EVE at December 31, 2013 increased from December 31, 2012 by $1.3 billion primarily due to the change in balance sheet mix and a steeper yield curve due to market condition. The steeper market curve had a $620 million positive impact on the EVE. The change in balance sheet mix was primarily reflective of a $2.0 billion increase in our period-end loan portfolio, a $1.1 billion increase in investment securities and a $530 million increase in cash and cash equivalents. The increases were offset by an increase of $3.3 billion in deposits. EVE sensitivity slightly increased in the simulated upward interest rate movements due to a $2.0 billion increase in noninterest-bearing deposits. In the simulated downward interest rate movements, EVE sensitivity decreased due to steeper and higher market yield curves. The higher yield curve had a bigger reduction impact on noninterest-bearing deposits, which more than offset the asset value increase from the down rate scenarios.
12-Month Net Interest Income Simulation
Our estimated 12-month NII at December 31, 2013 increased from December 31, 2012 by $132 million primarily due to an increase of $2.0 billion in our loan portfolio which is partially offset by an increase of $1.3 billion in interest-bearing deposits. NII sensitivity stays relatively unchanged in the simulated upward interest rate movements while NII sensitivity decreased in the simulated downward interest rate movements. The NII sensitivity decreased in the simulated downward rate movements due to a lower short-end market yield curve, which reduced the negative impact of rate reset from the variable rate assets.
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
We have audited SVB Financial Group and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
San Francisco, California
February 27, 2014

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SVB Financial Group:
We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/  KPMG LLP
San Francisco, California
February 27, 2014

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2013	2012
Assets
Cash and cash equivalents	$1,538,779	$1,008,983
Available-for-sale securities	11,986,821	11,343,177
Non-marketable and other securities	1,595,494	1,184,265
Investment securities	13,582,315	12,527,442
Loans, net of unearned income	10,906,386	8,946,933
Allowance for loan losses	(142,886)	(110,651)
Net loans	10,763,500	8,836,282
Premises and equipment, net of accumulated depreciation and amortization	67,485	66,545
Accrued interest receivable and other assets	465,110	326,871
Total assets	$26,417,189	$22,766,123
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$15,894,360	$13,875,275
Interest-bearing deposits	6,578,619	5,301,177
Total deposits	22,472,979	19,176,452
Short-term borrowings	5,080	166,110
Other liabilities	404,586	360,566
Long-term debt	455,216	457,762
Total liabilities	23,337,861	20,160,890
Commitments and contingencies (Note 17 and Note 23)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,800,418 shares and 44,627,182 shares outstanding, respectively	46	45
Additional paid-in capital	624,256	547,079
Retained earnings	1,390,732	1,174,878
Accumulated other comprehensive (loss) income	(48,764)	108,553
Total SVBFG stockholders’ equity	1,966,270	1,830,555
Noncontrolling interests	1,113,058	774,678
Total equity	3,079,328	2,605,233
Total liabilities and total equity	$26,417,189	$22,766,123

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011
Interest income:
Loans	$542,204	$469,146	$389,830
Available-for-sale securities:
Taxable	180,162	171,863	165,449
Non-taxable	3,201	3,564	3,623
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	4,054	4,145	6,486
Total interest income	729,621	648,718	565,388
Interest expense:
Deposits	9,128	6,660	8,862
Borrowings	23,149	24,194	30,249
Total interest expense	32,277	30,854	39,111
Net interest income	697,344	617,864	526,277
Provision for loan losses	63,693	44,330	6,101
Net interest income after provision for loan losses	633,651	573,534	520,176
Noninterest income:
Gains on investment securities, net	419,408	122,114	195,034
Foreign exchange fees	57,411	52,433	45,774
Gains on derivative instruments, net	42,184	18,679	36,798
Deposit service charges	35,948	33,421	31,208
Credit card fees	32,461	24,809	18,741
Lending related fees	20,980	18,038	8,925
Letters of credit and standby letters of credit fees	14,716	15,150	12,201
Client investment fees	13,959	14,539	12,421
Other	36,139	36,363	21,230
Total noninterest income	673,206	335,546	382,332
Noninterest expense:
Compensation and benefits	366,801	326,942	313,043
Professional services	76,178	67,845	60,807
Premises and equipment	45,935	40,689	28,335
Business development and travel	33,334	29,409	24,250
Net occupancy	24,937	22,536	19,624
FDIC assessments	12,784	10,959	10,298
Correspondent bank fees	12,142	11,168	9,052
Provision for unfunded credit commitments	7,642	488	4,397
Other	41,927	35,962	30,822
Total noninterest expense	621,680	545,998	500,628
Income before income tax expense	685,177	363,082	401,880
Income tax expense	139,058	113,269	119,087
Net income before noncontrolling interests	546,119	249,813	282,793
Net income attributable to noncontrolling interests	(330,266)	(74,710)	(110,891)
Net income available to common stockholders	$215,853	$175,103	$171,902
Earnings per common share—basic	$4.76	$3.96	$4.00
Earnings per common share—diluted	4.70	3.91	3.94
 See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Net income before noncontrolling interests	$546,119	$249,813	$282,793
Other comprehensive (loss) income, net of tax:
Change in cumulative translation losses:
Foreign currency translation losses	(5,483)	(766)	(7,500)
Related tax benefit	2,179	308	3,067
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(259,193)	44,113	148,257
Related tax benefit (expense)	105,500	(17,921)	(60,630)
Reclassification adjustment for gains included in net income	(538)	(4,241)	(37,127)
Related tax expense	218	1,661	15,189
Other comprehensive (loss) income, net of tax	(157,317)	23,154	61,256
Comprehensive income	388,802	272,967	344,049
Comprehensive income attributable to noncontrolling interests	(330,266)	(74,710)	(110,891)
Comprehensive income attributable to SVBFG	$58,536	$198,257	$233,158

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2010	42,268,201	$42	$422,334	$827,831	$24,143	$1,274,350	$473,928	$1,748,278
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,238,707	2	36,871	—	—	36,873	—	36,873
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	1,024	—	—	—	—	—	—	—
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	7,140	—	—	7,140	—	7,140
Net income	—	—	—	171,902	—	171,902	110,891	282,793
Capital calls and distributions, net	—	—	—	—	—	—	96,178	96,178
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	65,689	65,689	—	65,689
Foreign currency translation adjustments, net of tax	—	—	—	—	(4,433)	(4,433)	—	(4,433)
Share-based compensation expense	—	—	17,871	—	—	17,871	—	17,871
Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,045,690	$1	$29,281	$—	$—	$29,282	$—	$29,282
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	73,560	—	4,344	—	—	4,344	—	4,344
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	7,770	—	—	7,770	—	7,770
Net income	—	—	—	175,103	—	175,103	74,710	249,813
Capital calls and distributions, net	—	—	—	—	—	—	59,057	59,057
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	23,612	23,612	—	23,612
Foreign currency translation adjustments, net of tax	—	—	—	—	(458)	(458)	—	(458)
Share-based compensation expense	—	—	21,468	—	—	21,468	—	21,468
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(40,086)	(40,086)
Other, net	—	—	—	42	—	42	—	42
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,098,290	$1	$41,403	$—	$—	$41,404	$—	$41,404
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	5,658	—	—	5,658	—	5,658
Net income	—	—	—	215,853	—	215,853	330,266	546,119
Capital calls and distributions, net	—	—	—	—	—	—	8,114	8,114
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(154,013)	(154,013)	—	(154,013)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,304)	(3,304)	—	(3,304)
Share-based compensation expense	—	—	24,947	—	—	24,947	—	24,947
Other, net	—	—	3	1	—	4	—	4
Balance at December 31, 2013	45,800,418	$46	$624,256	$1,390,732	$(48,764)	$1,966,270	$1,113,058	$3,079,328
See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income before noncontrolling interests	$546,119	$249,813	$282,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	63,693	44,330	6,101
Provision for unfunded credit commitments	7,642	488	4,397
Changes in fair values of derivatives, net	(31,508)	(10,123)	(26,202)
Gains on investment securities, net	(419,408)	(122,114)	(195,034)
Depreciation and amortization	35,894	28,122	27,490
Amortization of premiums and discounts on available-for-sale securities, net	29,774	55,580	27,849
Tax (expense) benefit from stock exercises	(1,167)	2,189	798
Amortization of share-based compensation	25,413	21,861	18,221
Amortization of deferred loan fees	(73,008)	(58,517)	(61,158)
Deferred income tax expense	14,080	1,800	7,362
Gain on the sale of certain assets related to our equity services management business	—	(4,243)	—
Net gain from note repurchases and termination of corresponding interest rate swaps	—	—	(3,123)
Losses from the write-off of premises and equipment	1,308	5,972	105
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(3,241)	(6,254)	(12,370)
Accounts receivable and payable, net	(21)	35,221	(39,401)
Income tax payable and receivable, net	(24,811)	9,631	(809)
Accrued compensation	22,925	(15,918)	35,403
Foreign exchange spot contracts, net	2,086	(50,901)	62,747
Other, net	(22,684)	15,143	31,223
Net cash provided by operating activities	173,086	202,080	166,392
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,336,476)	(3,877,852)	(7,127,525)
Proceeds from sales of available-for-sale securities	14,753	329,161	1,415,463
Proceeds from maturities and pay downs of available-for-sale securities	2,428,023	2,734,166	3,215,186
Purchases of non-marketable and other securities (cost and equity method accounting)	(24,847)	(126,318)	(59,081)
Proceeds from sales of non-marketable and other securities (cost and equity method accounting)	58,828	51,246	36,589
Purchases of non-marketable and other securities (fair value accounting)	(149,707)	(135,362)	(164,910)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	132,931	124,538	80,757
Net increase in loans	(1,943,650)	(1,964,250)	(1,429,702)
Proceeds from recoveries of charged-off loans	11,161	9,693	25,123
Purchases of premises and equipment	(31,312)	(40,232)	(30,856)
Proceeds from the sale of certain assets related to our equity services management business	—	2,870	—
Net cash used for investing activities	(2,840,296)	(2,892,340)	(4,038,956)
Cash flows from financing activities:
Net increase in deposits	3,296,527	2,466,916	2,372,595
(Decrease) increase in short-term borrowings	(161,030)	166,110	(37,245)
Principal payments of other long term debt	—	(1,222)	(4,179)
Capital contributions from noncontrolling interests, net of distributions	8,114	59,057	96,178
Tax benefit from stock exercises	6,826	5,581	6,342
Proceeds from issuance of common stock and ESPP	46,569	29,282	36,873
Principal payments of 5.70% Senior Notes	—	(141,429)	—
Payments for repurchases of portions of 5.70% Senior Notes and 6.05% Subordinated Notes, including repurchase premiums and associated fees	—	—	(346,443)
Proceeds from termination of portions of interest rate swaps associated with 5.70% Senior Notes and 6.05% Subordinated Notes	—	—	36,959
Payments for settlement of 3.875% Convertible Notes	—	—	(250,000)
Net cash provided by financing activities	3,197,006	2,584,295	1,911,080
Net increase (decrease) in cash and cash equivalents	529,796	(105,965)	(1,961,484)
Cash and cash equivalents at beginning of period	1,008,983	1,114,948	3,076,432
Cash and cash equivalents at end of period	$1,538,779	$1,008,983	$1,114,948
Supplemental disclosures:
Cash paid during the period for:
Interest	$31,913	$31,048	$41,203
Income taxes	142,231	95,678	103,848
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(154,013)	$23,612	$65,689
See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business
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
We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers investment advisory, asset management, private wealth management and brokerage services. We also offer non-banking products and services, such as funds management, venture capital/private equity investment and business valuation services, through our other subsidiaries and divisions. We primarily focus on serving corporate clients in the following niches: technology, life sciences, venture capital/private equity and premium wine. Our corporate clients range widely in terms of size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.
We are headquartered in Santa Clara, California, and operate through 28 offices in the United States, as well as offices internationally in China, Hong Kong, India, Israel and the United Kingdom.
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

2.	Summary of Significant Accounting Policies
Use of Estimates and Assumptions
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include measurements of fair value, the valuation of non-marketable and other securities, the valuation of equity warrant assets, the adequacy of the allowance for loan losses and reserve for unfunded credit commitments and the recognition and measurement of income tax assets and liabilities. The following discussion provides additional background on our significant accounting policies.
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
Investment Securities
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG's stockholders' equity, until realized.
We analyze available-for-sale securities for other-than-temporary impairment each quarter. Market valuations represent the cumulative current fair value of a security at a specified point in time and incorporates the risk of timing of interest due and the return of principal over the contractual life of each security. Gains and losses on securities are realized when there is a sale of the security prior to maturity. A credit downgrade represents an increased level of risk of other-than-temporary impairment, and as a part of our consideration of recording an other-than-temporary impairment we will assess the issuer's ability to service the debt and to repay the principal at contractual maturity.
We apply the other-than-temporary impairment standards of ASC 320, Investments-Debt and Equity Securities. For our debt securities, we have the intent and ability to hold these securities until we recover our cost less any credit-related loss. We separate the amount of the other-than-temporary impairment, if any, into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security's amortized cost basis and the present value of expected future cash flows discounted at the security's effective interest rate. The amount due to all other factors is recognized in other comprehensive income.
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
In accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we use estimates of future principal prepayments, provided by third-party market-data vendors, in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method in the amortization of purchase discounts or premiums on mortgage-backed securities and fixed rate collateralized mortgage obligations (“CMO”). The discounts or premiums are included in interest income over the contractual terms of the underlying securities replicating the effective interest method.
Non-Marketable and Other Securities
Non-marketable and other securities include investments in venture capital and private equity funds, debt funds, direct equity investments in companies and low income housing tax credit funds. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds. Our accounting for investments in non-marketable and other securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.
Fair Value Accounting
Our managed funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Our non-marketable and other securities recorded pursuant to fair value accounting consist of our investments through the following funds:

•	Funds of funds; which make investments in venture capital and private equity funds;

•	Direct venture funds; which make equity investments in privately held companies.
A summary of our ownership interests in the investments held under fair value accounting as of December 31, 2013 is presented in the following table:

Limited partnership	Company Direct and Indirect Ownership in Limited Partnership
Managed funds of funds
SVB Strategic Investors Fund, LP	12.6%
SVB Strategic Investors Fund II, LP	8.6
SVB Strategic Investors Fund III, LP	5.9
SVB Strategic Investors Fund IV, LP	5.0
Strategic Investors Fund V Funds	Various
Strategic Investors Fund VI Funds	0.2
SVB Capital Preferred Return Fund, LP	20.0
SVB Capital—NT Growth Partners, LP	33.0
Other private equity fund	58.2
Managed direct venture funds
Silicon Valley BancVentures, LP	10.7
SVB Capital Partners II, LP	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	6.8

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
Under fair value accounting, investments are carried at their estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds' respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For direct equity investments in public companies, valuations are based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Sales restriction discounts generally range from 10% to 20% depending on the duration of the sale restrictions which typically range from 3 to 6 months. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the fund investments as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with fair value accounting. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period.
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
Equity Method
Our equity method non-marketable securities consist of investments in venture capital and private equity funds, privately-held companies, debt funds, and low income housing tax credit funds. Our equity method non-marketable securities and related accounting policies are described as follows:

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
We recognize our proportionate share of the results of operations of these equity method investees in our results of operations, based on the most current financial information available from the investee. We review our investments accounted for under the equity method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment's future cash flows and capital needs, variability of its business and the company's exit strategy. For our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period.
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
We review our investments accounted for under the cost method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment's future cash flows and capital needs, variability of its business and the company's exit strategy. To help determine impairment, if any, for our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period.
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
We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a Credit Risk Rating and industry niche. Credit Risk Ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This Credit Risk Rating process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors, the depth and experience of the borrower's management team, potential loan concentrations, and

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by portfolio segment and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment, which considers our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors. As such, management applies a qualitative allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This qualitative allocation is based on management's assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. Based on management's prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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
Uncollectible Loans and Write-offs
Our charge-off policy applies to all loans, regardless of portfolio segment. Loans are considered for full or partial charge-offs in the event that principal or interest is over 180 days past due or the loan lacks sufficient collateral and it is not in the process of collection. We also consider writing off loans in the event of any of the following circumstances: 1) the loan, or a portion of the loan is deemed uncollectible due to: a) the borrower's inability to make recurring payments, b) material changes in the borrower's assets, c) the expected sale of all or a portion of the borrower's business, or d) a combination of the foregoing; 2) the loan has been identified for charge-off by regulatory authorities; or 3) the debt is overdue greater than 90 days.
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
Reserve for Unfunded Credit Commitments
We record a liability for probable and estimable losses associated with our unfunded credit commitments being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating in accordance with each client's credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments, similar to funded loans. The reserve for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by our management. We include the reserve for unfunded credit commitments in other liabilities and the related provision in other expenses.
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
Lease Obligations
We lease all of our properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations. We had no capitalized lease obligations at December 31, 2013 and 2012.
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain marketable, non-marketable and other securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.
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
U.S. agency debentures: Fair value measurements of U.S. agency debentures are based on the characteristics specific to bonds held, such as issuer name, issuance date, coupon rate, maturity date and any applicable issuer call option features. Valuations are based on market spreads relative to similar term benchmark market interest rates, generally U.S. treasury securities.
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
Other securities: Fair value measurements of equity securities of public companies are priced based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Certain sales restriction discounts generally range from 10% to 20% depending on the duration of the sale restrictions which typically range from 3 to 6 months.
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20% for certain warrants that have certain sales restrictions or other features that indicate a discount to fair value is warranted. As sale restrictions are lifted, discounts are adjusted downward to 0 percent once all restrictions expire or are removed.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Client Investment Fees
Client investment fees include fees earned from Rule 12(b)-1 fees, revenue sharing and from customer transactional based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period. Transactional based fees are earned and recognized on fixed income and equity securities when the transaction is executed on the clients' behalf.
Foreign Exchange Fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients and are recognized as earned.
Lending Related Fees
Unused commitment fees, minimum finance fees and unused line fees are recognized as earned on a monthly and quarterly basis. Fees that qualify for syndication treatment are recognized at the completion of the syndicated loan deal for which the fees were received.
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
Fund Management Fees and Carried Interest
Fund management fees are comprised of fees charged directly to our managed funds of funds and direct venture funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Fund management fees are recorded as a component of other noninterest income.
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
 Equity Warrant Assets
In connection with negotiated credit facilities and certain other services, we may obtain equity warrant assets giving us the right to acquire stock in primarily private, venture-backed companies in the technology and life science industries. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from equity warrant assets.
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
In the event of an exercise for shares, the basis or value in the securities is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The shares in public companies are classified as available-for-sale securities (provided they do not have a significant restriction from sale). Changes in fair value of securities designated as available-for-sale, after applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG stockholders' equity. The shares in private companies are classified as non-marketable securities. We, typically, account for these securities at cost and only record adjustments to the value at the time of exit or liquidation though gains (losses) on investments securities, net, which is a component of noninterest income.
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
Foreign Exchange Forwards and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients' need. We typically also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit, and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated loans. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts are recognized in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period-end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.
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
Impact of Adopting ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities
In December 2011, the FASB issued a new accounting standard, which requires new disclosures surrounding derivative instruments and certain financial instruments that are offset on the statement of financial position, or are eligible for offset

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

subject to a master netting arrangement. This standard was issued concurrent with the IASB’s issuance of a similar standard with the objective of converged disclosure guidance. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning on or after January 1, 2013, and was therefore adopted in the first quarter of 2013. The standard increased the disclosure requirements for derivative instruments and certain financial instruments that are subject to master netting arrangements, and did not have any impact on our financial position, results of operations or stockholders' equity. See Note 12 - “Derivative Financial Instruments” for further details.
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
Recent Accounting Pronouncements
In June 2013, the FASB issued Accounting Standards Update (ASU 2013-08, Financial Services - Investment Companies (ASC Topic 946): Amendments to the Scope, Measurement and Disclosure Requirement). This ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 will be applied prospectively for all periods beginning after December 15, 2013. We do not expect this ASU to have a material effect on our results of operations or financial position.
In January 2014, the FASB issued a new accounting standard (ASU 2014-01, Investments - Equity Method and Joint Ventures (topic 323), Accounting for Investments in Qualified Affordable Housing Projects), which permits entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes to make an accounting policy election to use proportional amortization method or apply an equity or cost method. If the proportional amortization method is elected, retrospective presentation is required for prior periods. The guidance is effective on a retrospective basis for the interim and annual reporting periods beginning after December 15, 2014, with early adoption available. We are currently assessing the impact of this guidance, however, we do not expect it to have a material impact on our financial position, results of operations or stockholders' equity.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentations.

3.	Stockholders’ Equity and EPS
Stockholders' Rights Plan
Our Board of Directors (the “Board”) had previously adopted a stockholders' rights plan (the "Rights Plan") to, among other things, protect our stockholders from coercive takeover tactics. The Rights Plan expired on January 31, 2014. It was not renewed or extended by our Board of Directors.
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2013, 2012 and 2011:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2013	2012	2011
Numerator:
Net income available to common stockholders	$215,853	$175,103	$171,902
Denominator:
Weighted average common shares outstanding-basic	45,309	44,242	43,004
Weighted average effect of dilutive securities:
Stock options and ESPP	431	370	517
Restricted stock units	204	152	116
Denominator for diluted calculation	45,944	44,764	43,637
Earnings per common share:
Basic	$4.76	$3.96	$4.00
Diluted	$4.70	$3.91	$3.94
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for 2013, 2012 and 2011:

	Year ended December 31,
(Shares in thousands)	2013	2012	2011
Stock options	261	695	944
Restricted stock units	105	—	149
Total	366	695	1,093
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
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive (loss) income into the Consolidated Statements of Income for 2013, 2012, and 2011:

		Year ended December 31,
(Dollars in thousands)	Income Statement Location	2013	2012	2011
Reclassification adjustment for gains included in net income	Gains on investment securities, net	$(538)	$(4,241)	$(37,127)
Related tax expense	Income tax expense	218	1,661	15,189
Total reclassification adjustment for gains included in net income, net of tax		(320)	(2,580)	(21,938)

4.	Share-Based Compensation

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Share-based compensation expense was recorded net of estimated forfeitures for 2013, 2012 and 2011, such that expense was recorded only for those share-based awards that are expected to vest. In 2013, 2012 and 2011, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Share-based compensation expense	$25,413	$21,861	$18,221
Income tax benefit related to share-based compensation expense	(7,989)	(6,011)	(4,833)
Capitalized compensation costs	2,809	2,647	1,466
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
Subject to the provisions of Section 16 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold thereunder is 7,543,321, which includes 2,000,000 shares that are subject to stockholder approval at the upcoming 2014 Annual Meeting of Stockholders.
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
Employee Stock Purchase Plan
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 176,416 shares and received $9.8 million in cash under the ESPP in 2013. At December 31, 2013, a total of 696,309 shares of our common stock were still available for future issuance under the ESPP.
Unrecognized Compensation Expense
As of December 31, 2013, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$14,978	2.51
Restricted stock units	30,374	2.54
Total unrecognized share-based compensation expense	$45,352

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

Equity incentive plan awards	2013	2012	2011
Weighted average expected term of options in years	4.7	4.6	4.6
Weighted average expected volatility of the Company's underlying common stock	44.6%	50.4%	48.7%
Risk-free interest rate	0.70	0.83	2.00
Expected dividend yield	—	—	—
Weighted average grant date fair value-stock options	$27.28	$27.00	$25.12
Weighted average grant date fair value-restricted stock units	71.57	63.07	59.69
The following weighted average assumptions and fair values were used for our ESPP:

ESPP	2013	2012	2011
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	22.3%	43.5%	27.3%
Risk-free interest rate	0.11	0.11	0.15
Expected dividend yield	—	—	—
Weighted average fair value	$15.35	$14.43	$13.02
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2013, 2012 and 2011, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Payment Award Activity
The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the year ended December 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2012	2,060,413	$49.15
Granted	313,472	71.68
Exercised	(796,101)	45.74
Forfeited	(62,672)	57.18
Expired	(953)	51.86
Outstanding at December 31, 2013	1,514,159	55.27	4.27	$75,092,637
Vested and expected to vest at December 31, 2013	1,468,430	54.91	4.23	73,347,808
Exercisable at December 31, 2013	680,684	44.50	3.01	41,087,846
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $104.86 as of December 31, 2013. The following table summarizes information regarding stock options outstanding as of December 31, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$19.48-31.13	172,546	2.33	$21.14	172,546	$21.14
31.14-48.46	155,853	2.98	44.87	116,455	45.08
48.47-49.01	106,426	1.36	48.76	105,713	48.76
49.02-54.19	179,865	3.34	49.47	113,889	49.44
54.20-60.51	274,356	4.40	59.94	108,683	60.08
60.52-63.62	10,044	5.26	62.63	2,484	62.66
63.63-64.40	298,493	5.33	64.37	60,120	64.37
64.41-73.76	305,279	6.32	71.03	794	64.43
$73.77-95.64	11,297	6.60	86.90	—	—
	1,514,159	4.27	55.27	680,684	44.50
We expect to satisfy the exercise of stock options by issuing shares registered under the 2006 Incentive Plan. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2013, 1,749,744 shares were available for future issuance. No awards were outstanding under the 1997 Equity Incentive Plan as of December 31, 2013.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	585,543	$59.42
Granted	328,905	71.57
Vested	(190,438)	57.44
Forfeited	(41,663)	62.34
Nonvested at December 31, 2013	682,347	65.93
The following table summarizes information regarding stock option and restricted stock activity during 2013, 2012 and 2011:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Total intrinsic value of stock options exercised	$25,520	$17,419	$20,772
Total grant date fair value of stock options vested	18,168	17,169	14,771
Total intrinsic value of restricted stock vested	14,176	12,747	9,142
Total grant date fair value of restricted stock vested	10,940	10,176	7,240

5.	Reserves on Deposit with the Federal Reserve Bank and Federal Bank Stock
The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve. The cash balances at the Federal Reserve are classified as cash and cash equivalents. Additionally, as a member of the FHLB and FRB, we are required to hold shares of FHLB and FRB stock under the Bank's borrowing agreement. FHLB and FRB stock are recorded at cost as a component of other assets, and any cash dividends received are recorded as a component of other noninterest income.
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2013 and 2012:

	Year ended December 31,
(Dollars in thousands)	2013	2012
Average required reserve balances at FRB San Francisco	$131,374	$112,173

	December 31,
(Dollars in thousands)	2013	2012
FHLB stock holdings	$25,000	$25,000
FRB stock holdings	15,632	14,806

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2013 and December 31, 2012:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Cash and due from banks (1)	$1,349,688	$752,056
Securities purchased under agreements to resell (2)	172,989	133,357
Other short-term investment securities	16,102	123,570
Total cash and cash equivalents	$1,538,779	$1,008,983

(1)
At December 31, 2013 and 2012, $715 million and $72 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $300 million and $283 million, respectively.

(2)
At December 31, 2013 and 2012, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $176 million and $136 million, respectively. None of these securities received as collateral were sold or repledged as of December 31, 2013 and 2012.

Additional information regarding our securities purchased under agreements to resell for 2013 and 2012 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Average securities purchased under agreements to resell	$96,309	$131,287
Maximum amount outstanding at any month-end during the year	338,687	266,534

7.	Investment Securities
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The major components of our investment securities portfolio at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013				December 31, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$—	$—	$—	$—	$25,057	$190	$—	$25,247
U.S. agency debentures	4,344,652	41,365	(40,785)	4,345,232	3,370,455	77,173	—	3,447,628
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,472,528	17,189	(16,141)	2,473,576	1,428,682	44,858	(107)	1,473,433
Agency-issued collateralized mortgage obligations—fixed rate	3,386,670	24,510	(85,422)	3,325,758	4,063,020	41,949	(995)	4,103,974
Agency-issued collateralized mortgage obligations—variable rate	1,183,333	3,363	(123)	1,186,573	1,760,551	12,201	(4)	1,772,748
Agency-issued commercial mortgage-backed securities	581,475	552	(17,423)	564,604	416,487	6,100	(489)	422,098
Municipal bonds and notes	82,024	4,024	(21)	86,027	85,790	7,750	(11)	93,529
Equity securities	4,842	692	(483)	5,051	2,108	2,739	(327)	4,520
Total available-for-sale securities	$12,055,524	$91,695	$(160,398)	$11,986,821	$11,152,150	$192,960	$(1,933)	$11,343,177
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				862,972				665,921
Other venture capital investments (2)				32,839				127,091
Other Securities (fair value accounting) (3)				321,374				—
Non-marketable securities (equity method accounting):
Other investments (4)				142,883				139,330
Low income housing tax credit funds				72,241				70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				148,994				161,884
Other investments				14,191				19,721
Total non-marketable and other securities				1,595,494				1,184,265
Total investment securities				$13,582,315				$12,527,442

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2013 and December 31, 2012 (fair value accounting):

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$29,104	12.6%	$32,850	12.6%
SVB Strategic Investors Fund II, LP	96,185	8.6	91,294	8.6
SVB Strategic Investors Fund III, LP	260,272	5.9	209,696	5.9
SVB Strategic Investors Fund IV, LP	226,729	5.0	169,931	5.0
Strategic Investors Fund V Funds	118,181	Various	40,622	Various
Strategic Investors Fund VI Funds	7,944	0.2	—	—
SVB Capital Preferred Return Fund, LP	59,028	20.0	53,643	20.0
SVB Capital—NT Growth Partners, LP	61,126	33.0	60,120	33.0
SVB Capital Partners II, LP (i)	708	5.1	1,303	5.1
Other private equity fund (ii)	3,695	58.2	6,462	58.2
Total venture capital and private equity fund investments	$862,972		$665,921

(i)
At December 31, 2013, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At December 31, 2013, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2013 and December 31, 2012 (fair value accounting):

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$6,564	10.7%	$43,493	10.7%
SVB Capital Partners II, LP (i)	22,684	5.1	79,761	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	3,591	6.8	3,837	6.8
Total other venture capital investments	$32,839		$127,091

(i)	At December 31, 2013, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. This amount primarily includes total unrealized gains of $294 million in two of our public portfolio companies, FireEye and Twitter, both of which are currently subject to lock-up agreements. The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2013 and December 31, 2012 (equity method accounting):

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$7,900	9.3%	$9,413	9.3%
Gold Hill Capital 2008, LP (ii)	21,867	15.5	20,893	15.5
China Joint Venture investment	79,940	50.0	78,545	50.0
Other investments	33,176	Various	30,479	Various
Total other investments (equity method accounting)	$142,883		$139,330

(i)
At December 31, 2013, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5 percent.

(ii)	At December 31, 2013, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 288 and 324 funds (primarily venture capital funds) at December 31, 2013 and December 31, 2012, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $149 million, and $215 million, respectively, as of December 31, 2013. The carrying value, and estimated fair value, of the venture capital and private equity fund investments (cost method accounting) was 162 million, and $193 million, respectively, as of December 31, 2012.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2013:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$1,821,045	$(40,785)	$—	$—	$1,821,045	$(40,785)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,480,870	(14,029)	19,830	(2,112)	1,500,700	(16,141)
Agency-issued collateralized mortgage obligations—fixed rate	2,098,137	(79,519)	134,420	(5,903)	2,232,557	(85,422)
Agency-issued collateralized mortgage obligations—variable rate	109,699	(123)	—	—	109,699	(123)
Agency-issued commercial mortgage-backed securities	464,171	(17,423)	—	—	464,171	(17,423)
Municipal bonds and notes	3,404	(21)	—	—	3,404	(21)
Equity securities	909,510	(483)	—	—	909,510	(483)
Total temporarily impaired securities (1)	$6,886,836	$(152,383)	$154,250	$(8,015)	$7,041,086	$(160,398)

(1)
As of December 31, 2013, we identified a total of 220 investments that were in unrealized loss positions, of which eight investments totaling $154 million with unrealized losses of $8 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2013, we do not intend to sell any impaired debt or equity securities prior to

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of December 31, 2013, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of December 31, 2013. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2013
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. agency debentures	$4,345,232	2.03%	$197,305	1.26%	$2,926,457	1.50%	$1,221,470	2.00%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,473,576	2.44	—	—	876	7.50	953,783	2.24	1,518,917	2.56
Agency-issued collateralized mortgage obligations - fixed rate	3,325,758	1.90	—	—	—	—	41,945	2.81	3,283,813	1.90
Agency-issued collateralized mortgage obligations - variable rate	1,186,573	0.70	—	—	—	—	—	—	1,186,573	0.70
Agency-issued commercial mortgage-backed securities	564,604	2.18	—	—	—	—	—	—	564,604	2.18
Municipal bonds and notes	86,027	5.98	1,322	5.44	25,539	5.71	43,523	6.05	15,643	6.26
Total	$11,981,770	1.98	$198,627	1.29	$2,952,872	1.54	$2,260,721	2.20	$6,569,550	1.87

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the components of gains and losses (realized and unrealized) on investment securities in 2013, 2012 and 2011:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$3,887	$6,380	$37,387
Marketable securities (fair value accounting)	—	8,863	912
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	186,404	107,507	145,892
Other venture capital investments (2)	9,241	58,409	36,506
Other investments	—	21	40
Other securities (fair value accounting) (2)	227,252	—	—
Non-marketable securities (equity method accounting):
Other investments	18,235	16,923	12,445
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	10,081	3,503	2,517
Other investments	431	1,715	6,527
Total gross gains on investment securities	455,531	203,321	242,226
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(3,349)	(2,139)	(261)
Marketable securities (fair value accounting)	—	(1,675)	(8,103)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(17,185)	(63,146)	(26,591)
Other venture capital investments	(3,496)	(11,062)	(8,918)
Other investments	—	—	(16)
Other securities (fair value accounting)	(2,962)	—	—
Non-marketable securities (equity method accounting):
Other investments	(3,111)	(1,987)	(2,241)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	(1,700)	(1,079)	(1,028)
Other investments (4)	(4,320)	(119)	(34)
Total gross losses on investment securities	(36,123)	(81,207)	(47,192)
Gains on investment securities, net	$419,408	$122,114	$195,034

(1)
Includes realized gains (losses) on sales of available-for-sale securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
Other securities (fair value accounting) and other venture capital investments includes unrealized valuation gains of $219 million for the year ended December 31, 2013 attributable to two of our portfolio companies, FireEye and Twitter. Both FireEye and Twitter are each subject to a lock-up agreement. The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of current lock-up agreements to which these securities are subject, the actual sales of securities and the timing of such actual sales.

(3)
Includes OTTI of $1.4 million from the declines in value for 43 of the 288 investments, $1.0 million from the declines in value for 46 of the 324 investments, and 1.0 million from the declines in value for 41 of the 329 investments held at December 31, 2013, 2012, and 2011, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)
Includes OTTI of $3.9 million impairment charge on a single direct equity investment. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized. There were no recognized OTTI amounts for the years ended December 31, 2012 and 2011.

8.	Loans and Allowance for Loan Losses
We serve a variety of commercial clients in the technology, life science, venture capital/private equity and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and clean technology (energy and resource innovation). Because of the diverse nature of clean technology products and services, for our loan-related reporting purposes, cleantech-related loans are reported under our hardware, software, life science and other commercial loan categories, as applicable. Our life science clients are concentrated in the medical devices and biotechnology sectors. Loans made to venture capital/private equity firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
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
The composition of loans, net of unearned income of $89 million and $77 million at December 31, 2013 and 2012, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2013	2012
Commercial loans:
Software	$4,102,636	$3,261,489
Hardware	1,213,032	1,118,370
Venture capital/private equity	2,386,054	1,732,699
Life science	1,170,220	1,066,199
Premium wine	149,841	143,511
Other	288,904	315,453
Total commercial loans	9,310,687	7,637,721
Real estate secured loans:
Premium wine (1)	514,993	413,513
Consumer loans (2)	873,255	685,300
Other	30,743	—
Total real estate secured loans	1,418,991	1,098,813
Construction loans	76,997	65,742
Consumer loans	99,711	144,657
Total loans, net of unearned income (3)	$10,906,386	$8,946,933

(1)	Included in our premium wine portfolio are gross construction loans of $112 million and $148 million at December 31, 2013 and 2012, respectively.

(2)	Consumer loans secured by real estate at December 31, 2013 and 2012 were comprised of the following:

	December 31,
(Dollars in thousands)	2013	2012
Loans for personal residence	$685,327	$503,378
Loans to eligible employees	121,548	110,584
Home equity lines of credit	66,380	71,338
Consumer loans secured by real estate	$873,255	$685,300

(3)	Included within our total loan portfolio are credit card loans of $85 million and $64 million at December 31, 2013 and 2012, respectively.
Credit Quality
The composition of loans, net of unearned income of $89 million and $77 million at December 31, 2013 and December 31, 2012, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Commercial loans:
Software	$4,102,636	$3,261,489
Hardware	1,213,032	1,118,370
Venture capital/private equity	2,386,054	1,732,699
Life science	1,170,220	1,066,199
Premium wine	664,834	557,024
Other	396,644	381,195
Total commercial loans	9,933,420	8,116,976
Consumer loans:
Real estate secured loans	873,255	685,300
Other consumer loans	99,711	144,657
Total consumer loans	972,966	829,957
Total loans, net of unearned income	$10,906,386	$8,946,933

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2013 and 2012:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2013:
Commercial loans:
Software	$9,804	$1,291	$99	$11,194	$4,102,546	$99
Hardware	2,679	3,965	—	6,644	1,198,169	—
Venture capital/private equity	4	—	—	4	2,408,382	—
Life science	395	131	—	526	1,179,462	—
Premium wine	—	—	—	—	665,755	—
Other	1,580	142	—	1,722	397,416	—
Total commercial loans	14,462	5,529	99	20,090	9,951,730	99
Consumer loans:
Real estate secured loans	240	—	—	240	872,586	—
Other consumer loans	8	—	—	8	98,965	—
Total consumer loans	248	—	—	248	971,551	—
Total gross loans excluding impaired loans	14,710	5,529	99	20,338	10,923,281	99
Impaired loans	4,657	7,043	4,339	16,039	35,610	—
Total gross loans	$19,367	$12,572	$4,438	$36,377	$10,958,891	$99
December 31, 2012:
Commercial loans:
Software	$5,890	$238	$19	$6,147	$3,284,489	$19
Hardware	167	32	—	199	1,107,422	—
Venture capital/private equity	7	—	—	7	1,749,896	—
Life science	207	117	—	324	1,076,468	—
Premium wine	—	—	—	—	554,886	—
Other	280	—	—	280	378,619	—
Total commercial loans	6,551	387	19	6,957	8,151,780	19
Consumer loans:
Real estate secured loans	—	—	—	—	683,254	—
Other consumer loans	111	—	—	111	143,867	—
Total consumer loans	111	—	—	111	827,121	—
Total gross loans excluding impaired loans	6,662	387	19	7,068	8,978,901	19
Impaired loans	3,901	9,676	2,269	15,846	22,433	—
Total gross loans	$10,563	$10,063	$2,288	$22,914	$9,001,334	$19

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of December 31, 2013 and 2012:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans (1)
December 31, 2013:
Commercial loans:
Software	$27,308	$310	$27,618	$28,316
Hardware	19,329	338	19,667	35,317
Venture capital/private equity	40	—	40	40
Life Science	—	1,278	1,278	4,727
Premium wine	—	1,442	1,442	1,778
Other	690	—	690	718
Total commercial loans	47,367	3,368	50,735	70,896
Consumer loans:
Real estate secured loans	—	244	244	1,434
Other consumer loans	670	—	670	941
Total consumer loans	670	244	914	2,375
Total	$48,037	$3,612	$51,649	$73,271
December 31, 2012:
Commercial loans:
Software	$3,191	$72	$3,263	$4,475
Hardware	21,863	—	21,863	38,551
Venture capital/private equity	—	—	—	—
Life science	—	—	—	—
Premium wine	—	4,398	4,398	4,716
Other	—	5,415	5,415	9,859
Total commercial loans	25,054	9,885	34,939	57,601
Consumer loans:
Real estate secured loans	—	2,239	2,239	7,341
Other consumer loans	1,101	—	1,101	1,300
Total consumer loans	1,101	2,239	3,340	8,641
Total	$26,155	$12,124	$38,279	$66,242

(1)
The unpaid principal balances for hardware and real estate secured consumer loans as of December 31, 2012 have been corrected from previously reported amounts resulting in the total unpaid principal of impaired loans at December 31, 2012 changing from $55.4 million to $66.2 million.

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during 2013, 2012 and 2011:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Average impaired loans:
Commercial loans:
Software	$6,254	$2,223	$2,575
Hardware	24,508	19,242	5,854
Venture capital/private equity	37	—	—
Life science	334	345	1,228
Premium wine	2,210	3,513	2,566
Other	3,601	3,558	4,751
Total commercial loans	36,944	28,881	16,974
Consumer loans:
Real estate secured loans	2,957	5,037	19,179
Other consumer loans	945	1,896	1,076
Total consumer loans	3,902	6,933	20,255
Total average impaired loans	$40,846	$35,814	$37,229
The following tables summarize the activity relating to our allowance for loan losses for 2013, 2012, and 2011 broken out by portfolio segment:

Year ended December 31, 2013	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2013
(Dollars in thousands)
Commercial loans:
Software	$42,648	$(8,861)	$1,934	$28,363	$64,084
Hardware	29,761	(18,819)	2,677	22,934	36,553
Venture capital/private equity	9,963	—	—	6,422	16,385
Life science	13,606	(6,010)	1,860	2,470	11,926
Premium wine	3,523	—	170	221	3,914
Other	3,912	(8,107)	2,995	4,880	3,680
Total commercial loans	103,413	(41,797)	9,636	65,290	136,542
Consumer loans	7,238	(869)	1,572	(1,597)	6,344
Total allowance for loan losses	$110,651	$(42,666)	$11,208	$63,693	$142,886

Year ended December 31, 2012	Beginning Balance December 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2012
(Dollars in thousands)
Commercial loans:
Software	$38,263	$(4,316)	$4,874	$3,827	$42,648
Hardware	16,810	(20,247)	1,107	32,091	29,761
Venture capital/private equity	7,319	—	—	2,644	9,963
Life science	10,243	(5,080)	334	8,109	13,606
Premium wine	3,914	(584)	650	(457)	3,523
Other	5,817	(2,485)	1,377	(797)	3,912
Total commercial loans	82,366	(32,712)	8,342	45,417	103,413
Consumer loans	7,581	(607)	1,351	(1,087)	7,238
Total allowance for loan losses	$89,947	$(33,319)	$9,693	$44,330	$110,651

Year ended December 31, 2011	Beginning Balance December 31, 2010	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2011
(Dollars in thousands)
Commercial loans:
Software	$29,288	$(10,252)	$11,659	$7,568	$38,263
Hardware	14,688	(4,828)	455	6,495	16,810
Venture capital/private equity	8,241	—	—	(922)	7,319
Life science	9,077	(4,201)	6,644	(1,277)	10,243
Premium wine	5,492	(449)	1,223	(2,352)	3,914
Other	5,318	(3,954)	471	3,982	5,817
Total commercial loans	72,104	(23,684)	20,452	13,494	82,366
Consumer loans	10,523	(220)	4,671	(7,393)	7,581
Total allowance for loan losses	$82,627	$(23,904)	$25,123	$6,101	$89,947

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2013 and 2012, broken out by portfolio segment:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial loans:
Software	$11,261	$52,823	$762	$41,886
Hardware	9,673	26,880	5,251	24,510
Venture capital/private equity	19	16,366	—	9,963
Life science	—	11,926	—	13,606
Premium wine	—	3,914	—	3,523
Other	156	3,524	—	3,912
Total commercial loans	21,109	115,433	6,013	97,400
Consumer loans	168	6,176	248	6,990
Total allowance for loan losses	$21,277	$121,609	$6,261	$104,390
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “impaired” (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies”). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2013 and 2012:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
December 31, 2013:
Commercial loans:
Software	$3,875,043	$238,697	$27,618	$4,141,358
Hardware	995,055	209,758	19,667	1,224,480
Venture capital/private equity	2,408,386	—	40	2,408,426
Life science	1,091,993	87,995	1,278	1,181,266
Premium wine	652,747	13,008	1,442	667,197
Other	383,602	15,536	690	399,828
Total commercial loans	9,406,826	564,994	50,735	10,022,555
Consumer loans:
Real estate secured loans	868,789	4,037	244	873,070
Other consumer loans	95,586	3,387	670	99,643
Total consumer loans	964,375	7,424	914	972,713
Total gross loans	$10,371,201	$572,418	$51,649	$10,995,268
December 31, 2012:
Commercial loans:
Software	$3,050,449	$240,187	$3,263	$3,293,899
Hardware	970,802	136,819	21,863	1,129,484
Venture capital/private equity	1,748,663	1,240	—	1,749,903
Life science	956,276	120,516	—	1,076,792
Premium wine	545,697	9,189	4,398	559,284
Other	360,291	18,608	5,415	384,314
Total commercial loans	7,632,178	526,559	34,939	8,193,676
Consumer loans:
Real estate secured loans	663,911	19,343	2,239	685,493
Other consumer loans	132,818	11,160	1,101	145,079
Total consumer loans	796,729	30,503	3,340	830,572
Total gross loans	$8,428,907	$557,062	$38,279	$9,024,248

TDRs
As of December 31, 2013 we had 18 TDRs with a total carrying value of $22 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. This compares to 18 TDRs with a total carrying value of $34 million as of December 31, 2012. There were unfunded commitments available for funding of $0.1 million to the clients associated with these TDRs as of December 31, 2013. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Loans modified in TDRs:
Commercial loans:
Software	$5,860	$2,021
Hardware	13,329	20,514
Venture capital/ private equity	77	—
Premium wine	1,442	2,593
Other	1,055	5,900
Total commercial loans	21,763	31,028
Consumer loans:
Real estate secured loans	—	2,199
Other consumer loans	670	1,101
Total consumer loans	670	3,300
Total	$22,433	$34,328
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during 2013, 2012, and 2011:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Loans modified in TDRs during the period:
Commercial loans:
Software	$4,932	$1,939	$615
Hardware	8,143	20,514	4,018
Venture capital/ private equity	77	—	—
Premium wine	—	1,024	1,949
Other	690	4,878	3,884
Total commercial loans	13,842	28,355	10,466
Consumer loans:
Real estate secured loans	—	368	—
Other consumer loans	6	—	3,133
Total consumer loans	6	368	3,133
Total loans modified in TDRs during the period (1)	$13,848	$28,723	$13,599

(1)	During 2013 , 2012, and 2011 we had partial charge-offs of $11.1 million, $14.3 million, and $2.8 million respectively, on loans classified as TDRs.
During 2013 and 2011 all new TDRs were modified through payment deferrals granted to our clients and no principal or interest was forgiven. During 2012 new TDRs totaling $9 million and $19 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively.
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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during their respective periods, broken out by portfolio segment and class of financing receivable:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Hardware	$1,627	$1,868	$1,885
Venture capital/ private equity	38	—	—
Premium wine	—	—	1,949
Other	365	—	—
Total commercial loans	2,030	1,868	3,834
Consumer loans:
Real estate secured loans	—	120	—
Other consumer loans	6	—	3,133
Total consumer loans	6	120	3,133
Total TDRs modified within the previous 12 months that defaulted in the period	$2,036	$1,988	$6,967
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of December 31, 2013.

9.	Premises and Equipment
Premises and equipment at December 31, 2013 and 2012 consisted of the following:

	December 31,
(Dollars in thousands)	2013	2012
Computer software	$128,129	$108,415
Computer hardware	45,241	42,147
Leasehold improvements	40,851	36,907
Furniture and equipment	19,434	17,431
Total	233,655	204,900
Accumulated depreciation and amortization	(166,170)	(138,355)
Premises and equipment, net	$67,485	$66,545
Depreciation and amortization expense for premises and equipment was $29.1 million, $23.7 million, and $17.7 million in 2013, 2012 and 2011, respectively. Additionally, in 2013 we wrote-off $1.2 million in certain assets, primarily computer software.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Deposits
The following table presents the composition of our deposits at December 31, 2013 and 2012:

	December 31,
(Dollars in thousands)	2013	2012
Noninterest-bearing demand	$15,894,360	$13,875,275
Negotiable order of withdrawal (NOW)	151,746	133,260
Money market	4,373,974	2,969,769
Money market deposits in foreign offices	181,299	110,915
Sweep deposits in foreign offices	1,657,740	1,932,045
Time	213,860	155,188
Total deposits	$22,472,979	$19,176,452
The aggregate amount of time deposit accounts individually equal to or greater than $100,000 totaled $197 million and $133 million at December 31, 2013 and 2012, respectively. Interest expense paid on time deposits individually equal to or greater than $100,000 totaled $0.6 million, $0.5 million and $0.9 million in 2013, 2012 and 2011, respectively. At December 31, 2013, time deposit accounts individually equal to or greater than $100,000 totaling $197 million were scheduled to mature within one year.

11.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2013 and 2012:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at December 31, 2013	December 31, 2013	December 31, 2012
Short-term borrowings:
Federal funds purchased	—	—	—	160,000
Other short-term borrowings	(1)	5,080	5,080	6,110
Total short-term borrowings			$5,080	$166,110
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$348,209	$347,995
6.05% Subordinated Notes (2)	June 1, 2017	45,964	51,987	54,571
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	55,020	55,196
Total long-term debt			$455,216	$457,762

(1)	Represents cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)	At December 31, 2013 and 2012, included in the carrying value of our 6.05% Subordinated Notes were $6 million and $9 million, respectively, related to hedge accounting associated with the notes.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate annual maturities of long-term debt obligations as of December 31, 2013 are as follows:

Year ended December 31, (dollars in thousands):	Amount
2014	$—
2015	—
2016	—
2017	51,987
2018	—
2019 and thereafter	403,229
Total	$455,216

Interest expense related to short-term borrowings and long-term debt was $23.1 million, $24.2 million and $30.2 million in 2013, 2012 and 2011, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of December 31, 2013 was 0.08 percent.

5.375% Senior Notes
In September 2010, we issued $350 million of 5.375% Senior Notes due in September 2020 (“5.375% Senior Notes”). We received net proceeds of $345 million after deducting underwriting discounts and commissions and other expenses. We used approximately $250 million of the net proceeds from the sale of the notes to meet obligations due on our 3.875% Convertible Notes, which matured in April 2011. The remaining net proceeds were used for general corporate purposes, including working capital.
6.05% Subordinated Notes
On May 15, 2007, the Bank issued 6.05% Subordinated Notes, due in June 2017, in an aggregate principal amount of $250 million. Concurrent with the issuance of the 6.05% Subordinated Notes, we entered into a fixed-to-variable interest rate swap agreement (see Note 12-“Derivative Financial Instruments”).
We repurchased $204 million of our 6.05% Subordinated Notes through a tender offer transaction in May 2011. The repurchase resulted in a gross loss from extinguishment of debt. In connection with the repurchase, we terminated the corresponding amount of the interest rate swap associated with the 6.05% Subordinated Notes (see Note 12-“Derivative Financial Instruments”), resulting in a gross gain on swap termination. The net gain from the note repurchase and the termination of the corresponding portion of the interest rate swap was recognized during the second quarter of 2011 as a reduction in noninterest expense, which is included in the line item “Other”.
7.0% Junior Subordinated Debentures
In October 2003, we issued $50 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0 percent per annum of the face value of the junior subordinated debentures. Distributions for each of 2013, 2012 and 2011 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity in October 2033, or may be redeemed prior to maturity in whole or in part, at our option, at any time on or after October 2008. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2013, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at December 31, 2013 totaled $1.4 billion, all of which

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at December 31, 2013 totaled $578 million, all of which was unused and available to support additional borrowings.

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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 6.05% Subordinated Notes, we entered into a fixed-for-floating interest rate swap agreement at the time of debt issuance based upon LIBOR with matched-terms. Net cash benefits associated with our interest rate swap is recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in fair value of the interest rate swaps are reflected in either other assets (for swaps in an asset position) or other liabilities (for swaps in a liability position).
We assess hedge effectiveness under ASC 815, Derivatives and Hedging, using the long-haul method. Any differences associated with our interest rate swaps that arise as a result of hedge ineffectiveness are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.
Currency Exchange Risk
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk associated with the net difference between foreign currency denominated assets and liabilities, primarily in Pound Sterling and Euro. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Changes in currency rates on foreign currency denominated instruments are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the instruments are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Additionally, through our global banking operations we maintain customer deposits denominated in the Euro and Pound Sterling, which are used to fund certain loans in these currencies to limit our exposure to currency fluctuations.
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
Counterparty Credit Risk
We are exposed to credit risk if counterparties to our derivative contracts do not perform as expected. We mitigate counterparty credit risk through credit approvals, limits, monitoring procedures and obtaining collateral, as appropriate. With respect to measuring counterparty credit risk for derivative instruments, we measure the fair value of a group of financial assets and financial liabilities on a net risk basis by counterparty portfolio.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2013 and 2012 were as follows:

		December 31, 2013				December 31, 2012
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$6,492	$5,080	$1,412	$45,964	$9,005	$6,110	$2,895
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	140,760	1,423	—	1,423	51,010	488	—	488
Foreign exchange forwards	Other liabilities	62,649	(634)	—	(634)	102,956	(1,728)	—	(1,728)
Net exposure			789	—	789		(1,240)	—	(1,240)
Other derivative instruments:
Equity warrant assets	Other assets	179,934	103,513	—	103,513	164,332	74,272	—	74,272
Other derivatives:
Client foreign exchange forwards	Other assets	424,983	13,673	—	13,673	385,470	11,864	—	11,864
Client foreign exchange forwards	Other liabilities	367,079	(11,549)	—	(11,549)	356,026	(9,930)	—	(9,930)
Client foreign currency options	Other assets	91,854	434	—	434	132,237	1,189	—	1,189
Client foreign currency options	Other liabilities	91,854	(434)	—	(434)	132,237	(1,189)	—	(1,189)
Loan conversion options	Other assets	3,455	314	—	314	9,782	890	—	890
Client interest rate derivatives	Other assets	216,773	1,265	—	1,265	144,950	558	—	558
Client interest rate derivatives	Other liabilities	216,773	(1,396)	—	(1,396)	144,950	(590)	—	(590)
Net exposure			2,307	—	2,307		2,792	—	2,792
Net			$113,101	$5,080	$108,021		$84,829	$6,110	$78,719

(1)	Cash collateral received from our counterparty for our interest rate swap agreement is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2013 remain at investment grade or higher and there were no material changes in their credit ratings for the year ended December 31, 2013.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2013, 2012 and 2011 is as follows:

		Year ended December 31,
(Dollars in thousands)	Statement of income location	2013	2012	2011
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$2,536	$5,154	$14,486
Changes in fair value of interest rate swaps	Net gains on derivative instruments	14	603	(470)
Net gains associated with interest rate risk derivatives		$2,550	$5,757	$14,016
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of foreign currency instruments	Other noninterest income	$3,016	$1,677	$(2,096)
(Losses) gains on internal foreign exchange forward contracts, net	Net gains on derivative instruments	(4,213)	(103)	1,973
Net (losses) gains associated with currency risk		$(1,197)	$1,574	$(123)
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$46,101	$19,385	$37,439
(Losses) gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$(452)	$460	$376
Net gains (losses) on other derivatives (1)	Net gains on derivative instruments	$734	$(1,666)	$(2,520)

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of December 31, 2013 and 2012:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013
Derivative Assets:
Interest rate swaps	$6,492	$—	$6,492	$(1,412)	$(5,080)	$—
Foreign exchange forwards	15,096	—	15,096	(6,735)	—	8,361
Foreign currency options	504	(70)	434	(155)	—	279
Client interest rate derivatives	1,265	—	1,265	(256)	—	1,009
Total derivative assets:	23,357	(70)	23,287	(8,558)	(5,080)	9,649
Reverse repurchase, securities borrowing, and similar arrangements	172,989	—	172,989	(172,989)	—	—
Total	$196,346	$(70)	$196,276	$(181,547)	$(5,080)	$9,649
December 31, 2012
Derivative Assets:
Interest rate swaps	$9,005	$—	$9,005	$(2,895)	$(6,110)	$—
Foreign exchange forwards	12,352	—	12,352	(7,363)	—	4,989
Foreign currency options	1,411	(222)	1,189	(556)	—	633
Client interest rate derivatives	558	—	558	(24)	—	534
Total derivative assets:	23,326	(222)	23,104	(10,838)	(6,110)	6,156
Reverse repurchase, securities borrowing, and similar arrangements	133,357	—	133,357	(133,357)	—	—
Total	$156,683	$(222)	$156,461	$(144,195)	$(6,110)	$6,156
The following table summarizes our liabilities subject to enforceable master netting arrangements as of December 31, 2013 and 2012:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2013
Derivative Liabilities:
Foreign exchange forwards	$12,183	$—	$12,183	$(8,282)	$—	$3,901
Foreign currency options	504	(70)	434	(279)	—	155
Client interest rate derivatives	1,396	—	1,396	(1,087)	—	309
Total derivative liabilities:	14,083	(70)	14,013	(9,648)	—	4,365
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$14,083	$(70)	$14,013	$(9,648)	$—	$4,365
December 31, 2012
Derivative Liabilities:
Foreign exchange forwards	$11,658	$—	$11,658	$(5,720)	$—	$5,938
Foreign currency options	1,411	(222)	1,189	(633)	—	556
Client interest rate derivatives	590	—	590	(567)	—	23
Total derivative assets:	13,659	(222)	13,437	(6,920)	—	6,517
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$13,659	$(222)	$13,437	$(6,920)	$—	$6,517

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.	Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Fund management fees	$11,163	$11,057	$10,730
Service-based fee income	7,807	7,937	9,717
Gains (losses) on revaluation of foreign currency instruments (1)	3,016	1,677	(2,096)
Currency revaluation gains (losses) (2)	93	(16)	(4,275)
Net gains on the sale of certain assets related to our equity management services business	—	4,243	—
Other (3)	14,060	11,465	7,154
Total other noninterest income	$36,139	$36,363	$21,230

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)
Includes the revaluation of foreign currency denominated financial statements of certain funds. Included in these amounts are gains of $87 thousand, gains of $27 thousand and losses of $2.9 million in 2013, 2012 and 2011, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

(3)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

A summary of other noninterest expense for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Client services	$8,181	$6,910	$4,594
Data processing services	7,895	5,876	4,811
Tax credit fund amortization	6,436	3,911	4,474
Telephone	6,258	6,528	5,835
Postage and supplies	2,462	2,482	2,162
Dues and publications	1,745	2,067	1,570
Net gain from note repurchases and termination of corresponding interest rate swaps (1)	—	—	(3,123)
Other	8,950	8,188	10,499
Total other noninterest expense	$41,927	$35,962	$30,822

(1)
Represents gains from the repurchase of $109 million of our 5.70% Senior Notes and $204 million of our 6.05% Subordinated Notes and the termination of the corresponding portions of interest rate swaps in 2011. For more information, see Note 11–"Short-Term Borrowings and Long-Term Debt."

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
During the third quarter of 2013 we recorded a one-time prior period tax expense adjustment of $2.9 million. Prior period amounts have not been revised as the income tax amounts were not considered material, individually, or in the aggregate, to any of the prior reporting periods affected.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Current taxes receivable were $16 million at December 31, 2013, compared to current taxes payable of $9 million at December 31, 2012.
The components of our provision for income taxes for 2013, 2012 and 2011 were as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Current provision:
Federal	$99,480	$87,635	$86,220
State	25,498	23,752	25,505
Deferred expense (benefit):
Federal	11,244	2,385	5,756
State	2,836	(503)	1,606
Income tax expense	$139,058	$113,269	$119,087

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2013, 2012 and 2011, is as follows:

	December 31,
(Dollars in thousands)	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	5.1	5.8	6.0
Meals and entertainment	0.5	0.5	0.5
Disallowed officer's compensation	0.1	0.1	0.1
Share-based compensation expense on incentive stock options and ESPP	(0.3)	0.4	0.3
Tax-exempt interest income	(0.3)	(0.4)	(0.4)
Low-income housing tax credits	(1.6)	(1.2)	(1.1)
Other, net	0.7	(0.9)	0.5
Effective income tax rate	39.2%	39.3%	40.9%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities at December 31, 2013 and 2012, consisted of the following:

	December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$69,616	$53,953
Net unrealized losses on available-for-sale securities	27,686	—
Share-based compensation expense	14,535	11,478
Net operating loss	9,682	8,175
Loan fee income	7,804	10,356
State income taxes	6,194	7,042
Net unrealized losses on foreign currency translation	5,228	—
Other accruals not currently deductible	4,869	2,205
Premises and equipment and other intangibles	734	—
Research and development credit	324	364
Other	36	16
Deferred tax assets	146,708	93,589
Valuation allowance	(10,006)	(8,539)
Net deferred tax assets after valuation allowance	136,702	85,050

Deferred tax liabilities:
Non-marketable and other securities	(55,921)	(23,363)
Derivative equity warrant assets	(10,344)	(5,566)
FHLB stock dividend	(1,236)	(1,252)
Net unrealized gains on available-for-sale securities	—	(74,983)
Premises and equipment and other intangibles	—	(5,466)
Other	(964)	—
Deferred tax liabilities	(68,465)	(110,630)
Net deferred tax assets (liabilities)	$68,237	$(25,580)

At both December 31, 2013 and 2012, federal net operating loss carryforwards totaled $16 million, and state net operating loss carryforwards totaled $8 million. Our foreign net operating loss carryforwards totaled $19 million and $11 million at December 31, 2013 and 2012, respectively. These net operating loss carryforwards expire at various dates beginning in 2019. A portion of our net operating loss carryforwards will be subject to provisions of the tax law that limits the use of losses that existed at the time there is a change in control of an enterprise. At December 31, 2013, the amount of our federal and state net operating loss carryforwards that would be subject to these limitations was $7 million and $2 million, respectively.
Currently, we believe that it is more likely than not that the benefit from these net operating loss carryforwards, which are associated with our former eProsper business unit, part of SVB Analytics, and our UK operations, will not be realized in the near term due to uncertainties in the timing of future profitability in those businesses. In recognition of this, we have provided a valuation allowance of $10 million and $9 million on the deferred tax assets related to these net operating loss carryforward and research and development credits at December 31, 2013 and 2012, respectively. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
At December 31, 2013, our unrecognized tax benefit was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of changes in our unrecognized tax benefit (including interest and penalties) in 2013 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at December 31, 2012	$284	$160	$444
Additions for tax positions for prior years	123	47	170
Reduction for tax positions for prior years	(10)	(40)	(50)
Lapse of the applicable statute of limitations	(145)	(76)	(221)
Balance at December 31, 2013	$252	$91	$343

15.	Employee Compensation and Benefit Plans
Our employee compensation and benefit plans include:  (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Retention Program; (iv) Warrant Incentive Plan; (v) 401(k) and ESOP; (vi) EHOP; and (vii) Deferred Compensation Plan; (viii) equity incentive plans; (ix) ESPP. The Equity Incentive Plans and the ESPP are described in Note 4–“Share-Based Compensation.”
A summary of expenses incurred under certain employee compensation and benefit plans for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Incentive Compensation Plans	$70,164	$48,344	$67,008
Direct Drive Incentive Compensation Plan	22,941	24,556	17,745
Retention Program	2,577	2,076	2,430
Warrant Incentive Plan	5,818	2,523	2,473
SVBFG 401(k) Plan	11,277	9,947	8,164
SVBFG ESOP	7,429	10,324	8,652
Incentive Compensation Plan
Our Incentive Compensation Plan (“ICP”) is an annual cash incentive plan that rewards performance based on our financial results and other performance criteria. Awards are made based on company performance, the employee's target bonus level, and management's assessment of individual employee performance.
Direct Drive Incentive Compensation Plan
The Direct Drive Incentive Compensation Plan (“Direct Drive”) is an annual sales incentive program. Awards are based on sales teams' performance to predetermined financial targets and other company/individual performance criteria. Actual awards for each sales team member under Direct Drive are based on: (i) the actual results and financial performance with respect to the incentive gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member's sales position and team payout allocation.
Retention Program
The Retention Program (“RP”) is a long-term incentive plan that allows designated employees to share directly in our investment success. Plan participants are granted an interest in the distributions of gains from certain designated investments made by us during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain venture capital and private equity funds, debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. No new participants are being added and no new investments will be designated to the plan.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrant Incentive Plan
The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on our behalf. Designated participants, as determined by the Company, share in the cash proceeds received by the Company from the exercise of equity warrant assets.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum annual amount allowable under federal income tax regulations of $17,500 for the year 2013, $17,000 for the year 2012 and $16,500 for 2011. We match the employee's contributions dollar-for-dollar, up to 5 percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
Discretionary ESOP contributions, based on our company performance, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash or our common stock (or a combination of cash and stock), in an amount not exceeding 10 percent of the employee's eligible pay earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years during a participant's first five years of service (thereafter all subsequent ESOP contributions are fully vested).
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
Voluntary deferrals under the DC Plan were $3.6 million, $3.2 million and $1.3 million in 2013, 2012 and 2011, respectively. From time to time, we may also designate special retention incentives as mandatory deferrals under this plan during the retention qualifying period. As of December 31, 2013, mandatory special retention incentives totaled $12.5 million. The DC Plan over all, had investment gains of $1.8 million in 2013, gains of $0.7 million in 2012 and losses of $0.1 million in 2011.

16.	Related Parties
SVB Financial has commitments under two partially-syndicated revolving line of credit facilities totaling $65 million to Gold Hill Capital 2008 LP, a venture debt fund, and an affiliated fund, for which SVB Financial has ownership interests. Of the $65 million, $16 million is syndicated to another lender. SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 2008 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The lines of credit are secured and bear an interest rate of national Prime plus one percent. The highest outstanding balance under SVB Financial's portion of the facility for the year ended December 31, 2013 was $38 million. SVB Financial's portion of the outstanding balance as of December 31, 2013, and 2012, was $23 million, and $31 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2013, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

17.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
Operating Leases
We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2025, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2013:

Year ended December 31, (dollars in thousands) :	Amount
2014	$16,111
2015	19,809
2016	19,630
2017	18,421
2018	17,550
2019 and thereafter	71,212
Net minimum operating lease payments	$162,733

Rent expense for premises and equipment leased under operating leases totaled $16.3 million, $14.5 million and $11.9 million in 2013, 2012 and 2011, respectively.
Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2013 and 2012, respectively:

	December 31,
(Dollars in thousands)	2013	2012
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,392,781	$862,120
Variable interest rate commitments	9,101,973	6,906,580
Total loan commitments available for funding	10,494,754	7,768,700
Commercial and standby letters of credit (2)	975,968	842,091
Total unfunded credit commitments	$11,470,722	$8,610,791
Commitments unavailable for funding (3)	$1,006,168	$1,315,072
Maximum lending limits for accounts receivable factoring arrangements (4)	894,276	880,057
Reserve for unfunded credit commitments (5)	29,983	22,299

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Our potential exposure to credit loss for commitments to extend credit, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending credit commitments as we do in making loans. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The credit risk associated with these commitments is considered in the reserve for unfunded credit commitments.
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
The table below summarizes our commercial and standby letters of credit at December 31, 2013. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$845,120	$52,962	$898,082	$898,082
Performance standby letters of credit	58,938	11,190	70,128	70,128
Commercial letters of credit	7,758	—	7,758	7,758
Total	$911,816	$64,152	$975,968	$975,968
At December 31, 2013 and 2012, deferred fees related to financial and performance standby letters of credit were $8 million and $6 million, respectively. At December 31, 2013, collateral in the form of cash of $230 million and available-for-sale securities of $186 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2013:

Our Ownership in Venture Capital/Private Equity Funds (dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	949	163	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,688	5.9
SVB Strategic Investors Fund IV, LP	12,239	3,060	5.0
Strategic Investors Fund V Funds	515	330	Various
Strategic Investors Fund VI Funds	500	483	0.2
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Debt funds (equity method accounting)	65,417	4,950	Various
Other fund investments (3)	303,186	47,037	Various
Total	$507,002	$70,971

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 293 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(4)
We are subject to the Volcker Rule which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Item 1 of Part I of this report.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2013:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,266
SVB Strategic Investors Fund II, LP	7,251
SVB Strategic Investors Fund III, LP	22,996
SVB Strategic Investors Fund IV, LP	61,526
Strategic Investors Fund V Funds	231,033
Strategic Investors Fund VI Funds	76,906
SVB Capital Preferred Return Fund, LP	10,309
SVB Capital—NT Growth Partners, LP	12,060
Other private equity fund	3,792
Total	$428,139

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.	Fair Value of Financial Instruments
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain non-marketable, marketable and other securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2013
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$—	$—	$—
U.S. agency debentures	—	4,345,232	—	4,345,232
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	2,473,576	—	2,473,576
Agency-issued collateralized mortgage obligations - fixed rate	—	3,325,758	—	3,325,758
Agency-issued collateralized mortgage obligations - variable rate	—	1,186,573	—	1,186,573
Agency-issued commercial mortgage-backed securities	—	564,604	—	564,604
Municipal bonds and notes	—	86,027	—	86,027
Equity securities	3,732	1,319	—	5,051
Total available-for-sale securities	3,732	11,983,089	—	11,986,821
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	862,972	862,972
Other venture capital investments	—	—	32,839	32,839
Other securities	2,125	—	319,249	321,374
Total non-marketable and other securities (fair value accounting)	2,125	—	1,215,060	1,217,185
Other assets:
Marketable securities	—	—	—	—
Interest rate swaps	—	6,492	—	6,492
Foreign exchange forward and option contracts	—	15,530	—	15,530
Equity warrant assets	—	3,622	99,891	103,513
Loan conversion options	—	314	—	314
Client interest rate derivatives	—	1,265	—	1,265
Total assets (1)	$5,857	$12,010,312	$1,314,951	$13,331,120
Liabilities
Foreign exchange forward and option contracts	$—	$12,617	$—	$12,617
Client interest rate derivatives	—	1,396	—	1,396
Total liabilities	$—	$14,013	$—	$14,013

(1)
Included in Level 1 and Level 3 assets are $2 million and $1 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2012
Assets
Available-for-sale securities:
U.S. treasury securities	$—	$25,247	$—	$25,247
U.S. agency debentures	—	3,447,628	—	3,447,628
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	1,473,433	—	1,473,433
Agency-issued collateralized mortgage obligations - fixed rate	—	4,103,974	—	4,103,974
Agency-issued collateralized mortgage obligations - variable rate	—	1,772,748	—	1,772,748
Agency-issued commercial mortgage-backed securities	—	422,098	—	422,098
Municipal bonds and notes	—	93,529	—	93,529
Equity securities	4,520	—	—	4,520
Total available-for-sale securities	4,520	11,338,657	—	11,343,177
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	665,921	665,921
Other venture capital investments	—	—	127,091	127,091
Other securities	—	—	—	—
Total non-marketable and other securities (fair value accounting)	—	—	793,012	793,012
Other assets:
Marketable securities	1,144	9,184	—	10,328
Interest rate swaps	—	9,005	—	9,005
Foreign exchange forward and option contracts	—	13,541	—	13,541
Equity warrant assets	—	8,143	66,129	74,272
Loan conversion options	—	890	—	890
Client interest rate derivatives	—	558	—	558
Total assets (1)	$5,664	$11,379,978	$859,141	$12,244,783
Liabilities
Foreign exchange forward and option contracts	$—	$12,847	$—	$12,847
Client interest rate derivatives	—	590	—	590
Total liabilities	$—	$13,437	$—	$13,437

(1)
Included in Level 1, Level 2, and Level 3 assets are $1 million, $9 million and $708 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2013, 2012 and 2011, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains, net Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2013:
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$665,921	$169,219	$146,564	$—	$—	$(118,732)	$—	$—	$862,972
Other venture capital investments (3)	127,091	5,745	2,712	(1,224)	—	(97,924)	—	(3,561)	32,839
Other securities (fair value accounting) (3)	—	222,368	—	—	—	96,881	—	—	319,249
Total non-marketable and other securities (fair value accounting) (1)	793,012	397,332	149,276	(1,224)	—	(119,775)	—	(3,561)	1,215,060
Other assets:
Equity warrant assets (2)	66,129	22,929	—	(16,680)	9,098	1,540	24,217	(7,342)	99,891
Total assets	$859,141	$420,261	$149,276	$(17,904)	$9,098	$(118,235)	$24,217	$(10,903)	$1,314,951
Year ended December 31, 2012:
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$44,283	$122,238	$—	$—	$(112,424)	$—	$—	$665,921
Other venture capital investments	124,121	46,711	13,123	(9,716)	—	(39,558)	—	(7,590)	127,091
Other investments	987	21	—	—	—	(1,008)	—	—	—
Total non-marketable and other securities (fair value accounting) (1)	736,932	91,015	135,361	(9,716)	—	(152,990)	—	(7,590)	793,012
Other assets:
Equity warrant assets (2)	63,030	13,697	—	(21,077)	11,978	(78)	—	(1,421)	66,129
Total assets	$799,962	$104,712	$135,361	$(30,793)	$11,978	$(153,068)	$—	$(9,011)	$859,141
Year ended December 31, 2011:
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$391,247	$119,164	$156,498	$—	$—	$(55,085)	$—	$—	$611,824
Other venture capital investments	111,843	25,794	13,981	(27,513)	—	16	—	—	124,121
Other investments	981	24	—	—	—	(18)	—	—	987
Total non-marketable and other securities (fair value accounting) (1)	504,071	144,982	170,479	(27,513)	—	(55,087)	—	—	736,932
Other assets:
Equity warrant assets (2)	43,537	31,958	—	(25,534)	13,849	(63)	—	(717)	63,030
Total assets	$547,608	$176,940	$170,479	$(53,047)	$13,849	$(55,150)	$—	$(717)	$799,962

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

(3)	Includes total unrealized valuation gains of $219 million attributable to two of our portfolio companies, FireEye and Twitter.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2013:

	Year ended December 31,
(Dollars in thousands)	2013	2012
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$168,567	$46,859
Other venture capital investments (1)	6,207	56,233
Other securities (1)	222,368	—
Total non-marketable and other securities (fair value accounting) (2)	397,142	103,092
Other assets:
Equity warrant assets (3)	30,579	21
Total unrealized gains, net	$427,721	$103,113
Unrealized gains attributable to noncontrolling interests	$346,954	$91,703

(1)	Includes total unrealized valuation gains of $219 million attributable to two of our portfolio companies, FireEye and Twitter.

(2)	Unrealized gains are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(3)	Unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales. Both FireEye and Twitter are each subject to a lock-up agreement.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2013. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
December 31, 2013:
Other venture capital investments (fair value accounting)	$32,839	Private company equity pricing	(1)	(1)
Other securities	319,249	Modified stock price	Sales restrictions discount (2)	12.0%
Equity warrant assets (public portfolio)	24,217	Modified Black-Scholes option pricing model	Volatility	41.3%
			Risk-Free interest rate	1.7%
			Sales restrictions discount (2)	13.7%
Equity warrant assets (private portfolio)	75,674	Modified Black-Scholes option pricing model	Volatility	40.1%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	22.5%
			Remaining life assumption (4)	45.0%
December 31, 2012:
Other venture capital investments (fair value accounting)	127,091	Private company equity pricing	(1)	(1)
Equity warrant assets (private portfolio)	66,129	Modified Black-Scholes option pricing model	Volatility	45.2%
			Risk-Free interest rate	0.4%
			Marketability discount (3)	22.5%
			Remaining life assumption (4)	45.0%

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

(2)
We adjust quoted market prices of public companies which are subject to certain sales restrictions. Sales restriction discounts generally range from 10 percent to 20 percent depending on the duration of the sales restrictions which typically range from 3 to 6 months.

(3)
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

(4)
We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At December 31, 2013, the weighted average contractual remaining term was 6.3 years, compared to our estimated remaining life of 2.8 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

During 2013, there were no transfers between Level 2 and Level 1, compared to transfers of $3.1 million and $3.9 million from Level 2 to Level 1 in 2012 and 2011, respectively. During 2013, a new sales restriction discount was applied to the valuation of public equity warrant assets, which were subject to certain sales restrictions. The application of this discount resulted in a transfer of $24.2 million of public equity warrant assets from Level 2 to Level 3. Transfers from Level 3 to Level 2 during 2013 and 2012 included $3.6 million and $7.6 million, respectively, as a result of the expiration of lock-up, and other sales, restrictions on certain of our other venture capital investments.
All other transfers from Level 3 to Level 2 during 2013, 2012 and 2011 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (See our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Non-Marketable and Other Securities (Cost and Equity Method Accounting)
Non-marketable and other securities includes other investments (equity method accounting), low income housing tax credit funds (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in SPD-SVB, our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period. The carrying value of our low income housing tax credit funds (equity method accounting) is a reasonable estimate of fair value.
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
Short-Term Borrowings
Short-term borrowings at both December 31, 2013 and 2012 included federal funds purchased and cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. Short-term borrowings at December 31, 2012 also included federal funds purchased. The carrying amounts of our federal funds purchased is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its contractual maturity. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at December 31, 2013 and 2012 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to hedge accounting associated with the notes.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2013 and 2012. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2013 and 2012:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2013:
Financial assets:
Cash and cash equivalents	$1,538,779	$1,538,779	$—	$—
Non-marketable and other securities (cost and equity method accounting)	378,309	—	—	447,783
Net commercial loans	9,796,878	—	—	9,935,917
Net consumer loans	966,622	—	—	1,005,080
FHLB and FRB stock	40,632	—	—	40,632
Accrued interest receivable	67,772	—	67,772	—
Financial liabilities:
Federal funds purchased	—	—	—	—
Other short-term borrowings	5,080	5,080	—	—
Non-maturity deposits (1)	22,259,119	22,259,119	—	—
Time deposits	213,860	—	213,874	—
5.375% Senior Notes	348,209	—	383,782	—
6.05% Subordinated Notes (2)	51,987	—	56,297	—
7.0% Junior Subordinated Debentures	55,020	—	51,915	—
Accrued interest payable	6,858	—	6,858	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	24,285
December 31, 2012:
Financial assets:
Cash and cash equivalents	$1,008,983	$1,008,983	$—	$—
Non-marketable and other securities (cost and equity method accounting)	391,253	—	—	425,741
Net commercial loans	8,013,563	—	—	8,180,597
Net consumer loans	822,719	—	—	860,772
FHLB and FRB stock	39,806	—	—	39,806
Accrued interest receivable	64,167	—	64,167	—
Financial liabilities:
Federal funds purchased	160,000	160,000	—	—
Other short-term borrowings	6,110	6,110	—	—
Non-maturity deposits (1)	19,021,264	19,021,264	—	—
Time deposits	155,188	—	155,027	—
5.375% Senior Notes	347,995	—	393,701	—
6.05% Subordinated Notes (2)	54,571	—	61,639	—
7.0% Junior Subordinated Debentures	55,196	—	51,959	—
Accrued interest payable	6,494	—	6,494	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	20,562

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At December 31, 2013 and 2012, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $6.5 million and $9.0 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2013:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$862,972	$862,972	$428,139
Non-marketable securities (equity method accounting):
Other investments (2)	53,019	54,544	15,436
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	148,994	214,554	35,345
Total	$1,064,985	$1,132,070	$478,920

(1)
Venture capital and private equity fund investments within non-marketable and other securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $786 million and $422 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
The Company and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the California Department of Financial Institutions (“DFI”). The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that the federal regulatory agencies adopt regulations defining five capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.
Quantitative measures, established by the regulators to ensure capital adequacy, require that SVB Financial Group and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders' equity (excluding any net unrealized gains or losses, after applicable taxes, on available-for-sale securities), qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the net unrealized losses, after applicable taxes, on available-for-sale equity securities carried at fair value). At least 50 percent of the qualifying total capital should consist of Tier 1 capital. Components of Tier 2 capital include preferred stock not qualifying as Tier 1 capital, qualifying subordinated debt, the allowance for credit losses, up to a maximum of 1.25 percent of risk-weighted assets and unrealized gains on available-for-sale equity securities, subject to limitations set by the guidelines. Tier 3 capital includes certain qualifying unsecured subordinated debt. We did not have any Tier 3 capital as of December 31, 2013 and 2012.
As of December 31, 2013, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes under existing capital guidelines.  There are no conditions or events since that date that management believes would have a material impact on that capital category.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized and a well capitalized depository institution, as of December 31, 2013 and 2012:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum
December 31, 2013:
Total risk-based capital:
SVB Financial	13.13%	10.0%	8.0%	$2,218,996	$1,690,150	$1,352,120
Bank	11.32	10.0	8.0	1,880,254	1,661,287	1,329,030
Tier 1 risk-based capital:
SVB Financial	11.94	6.0	4.0	2,018,455	1,014,090	676,060
Bank	10.11	6.0	4.0	1,680,212	996,772	664,515
Tier 1 leverage:
SVB Financial	8.31	N/A	4.0	2,018,455	N/A	972,130
Bank	7.04	5.0	4.0	1,680,212	1,194,012	955,210

December 31, 2012:
Total risk-based capital:
SVB Financial	14.05%	10.0%	8.0%	$1,901,672	$1,353,298	$1,082,639
Bank	12.53	10.0	8.0	1,650,732	1,317,789	1,054,231
Tier 1 risk-based capital:
SVB Financial	12.79	6.0	4.0	1,730,866	811,979	541,319
Bank	11.24	6.0	4.0	1,481,571	790,673	527,115
Tier 1 leverage:
SVB Financial	8.06	N/A	4.0	1,730,866	N/A	859,057
Bank	7.06	5.0	4.0	1,481,571	1,049,750	839,800

20.	Segment Reporting
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for 2013, 2012 and 2011 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items	Total
Year ended December 31, 2013
Net interest income	$643,016	$26,701	$20	$27,607	$697,344
(Provision for) reduction of loan losses	(65,290)	1,597	—	—	(63,693)
Noninterest income	202,404	1,209	75,037	394,556	673,206
Noninterest expense (2)	(436,327)	(15,916)	(10,737)	(158,700)	(621,680)
Income before income tax expense (3)	$343,803	$13,591	$64,320	$263,463	$685,177
Total average loans, net of unearned income	$8,472,045	$919,831	$—	$(40,498)	$9,351,378
Total average assets (4)	21,388,037	959,214	289,328	574,168	23,210,747
Total average deposits	19,072,921	524,398	—	21,875	19,619,194
Year ended December 31, 2012
Net interest income	$595,133	$21,807	$15	$909	$617,864
(Provision for) reduction of loan losses	(45,417)	1,087	—	—	(44,330)
Noninterest income	188,842	681	27,435	118,588	335,546
Noninterest expense (2)	(398,438)	(13,651)	(11,263)	(122,646)	(545,998)
Income (loss) before income tax expense (3)	$340,120	$9,924	$16,187	$(3,149)	$363,082
Total average loans, net of unearned income	$6,790,332	$758,471	$—	$10,125	$7,558,928
Total average assets (4)	19,522,306	763,186	239,335	786,345	21,311,172
Total average deposits	17,575,060	313,836	—	21,192	17,910,088
Year ended December 31, 2011
Net interest income (loss)	$519,145	$19,529	$10	$(12,407)	$526,277
Provision for loan losses	(13,494)	7,393	—	—	(6,101)
Noninterest income	150,116	516	27,358	204,342	382,332
Noninterest expense (2)	(352,458)	(10,174)	(13,079)	(124,917)	(500,628)
Income before income tax expense (3)	$303,309	$17,264	$14,289	$67,018	$401,880
Total average loans, net of unearned income	$5,111,086	$658,175	$—	$45,810	$5,815,071
Total average assets (4)	17,103,883	658,797	226,423	681,396	18,670,499
Total average deposits	15,364,804	186,604	—	17,393	15,568,801

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interest for all periods presented. Noncontrolling interest is included within "Other Items".

(2)	The Global Commercial Bank segment includes direct depreciation and amortization of $21.3 million, $16.3 million and $12.0 million for 2013, 2012 and 2011, respectively.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21.    Parent Company Only Condensed Financial Information
The condensed balance sheets of SVB Financial at December 31, 2013 and 2012, and the related condensed statements of income, comprehensive income and cash flows for 2013, 2012 and 2011, are presented below.
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2013	2012
Assets:
Cash and cash equivalents	$218,148	$169,067
Investment securities	234,398	252,858
Net loans	4,791	8,869
Other assets	136,897	116,596
Investment in subsidiaries:
Bank subsidiary	1,639,024	1,592,987
Nonbank subsidiaries	160,271	115,427
Total assets	$2,393,529	$2,255,804

Liabilities and SVBFG stockholders’ equity:
5.375% Senior Notes	$348,209	$347,995
7.0% Junior Subordinated Debentures	55,020	55,196
Other liabilities	24,030	22,058
Total liabilities	427,259	425,249
SVBFG stockholders’ equity	1,966,270	1,830,555
Total liabilities and SVBFG stockholders’ equity	$2,393,529	$2,255,804

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest income	$3,545	$3,282	$2,819
Interest expense	(24,408)	(23,037)	(27,252)
Dividend income from bank subsidiary	10,000	—	—
Gains on derivative instruments, net	47,421	17,289	34,654
Gains on investment securities, net	15,238	15,329	16,432
General and administrative expenses	(54,389)	(66,812)	(71,355)
Income tax (expense) benefit	(15,824)	12,200	7,468
Loss before net income of subsidiaries	(18,417)	(41,749)	(37,234)
Equity in undistributed net income of nonbank subsidiaries	58,075	21,457	20,013
Equity in undistributed net income of bank subsidiary	176,195	195,395	189,123
Net income available to common stockholders	$215,853	$175,103	$171,902

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Net income available to common stockholders	$215,853	$175,103	$171,902
Other comprehensive (loss) income, net of tax:
Foreign currency translation losses	(3,128)	(114)	(4,929)
Unrealized holding (losses) gains on securities available for sale	(1,449)	2,074	(319)
Equity in other comprehensive (loss) income of subsidiaries	(152,740)	21,194	66,504
Other comprehensive (loss) income, net of tax	(157,317)	23,154	61,256
Total comprehensive income	$58,536	$198,257	$233,158

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income attributable to SVBFG	$215,853	$175,103	$171,902
Adjustments to reconcile net income to net cash used for operating activities:
Gains on derivative instruments, net	(47,421)	(17,289)	(34,654)
Gains on investment securities, net	(15,238)	(15,329)	(16,432)
Net income of bank subsidiary	(186,195)	(195,395)	(189,123)
Net income on nonbank subsidiaries	(58,075)	(21,457)	(20,013)
Cash dividends from bank subsidiary	10,000	—	—
Amortization of share-based compensation	25,413	21,861	18,221
(Increase) decrease in other assets	(11,901)	5,463	21,926
Increase in other liabilities	1,506	3,952	2,936
Other, net	(1,269)	2,273	2,510
Net cash used for operating activities	(67,327)	(40,818)	(42,727)

Cash flows from investing activities:
Net decrease (increase) in investment securities from purchases, sales and maturities	70,479	11,833	(22,821)
Net decrease (increase) in loans	4,078	2,034	(4,211)
(Increase) decrease in investment in bank subsidiary	(21,469)	12,180	(12,592)
Decrease (increase) in investment in nonbank subsidiaries	9,925	13,012	(3,161)
Net cash provided by (used for) investing activities	63,013	39,059	(42,785)

Cash flows from financing activities:
Principal payments of other long-term debt	—	(1,222)	(4,179)
Payments for settlement of 3.875% Convertible Notes	—	—	(250,000)
Tax benefit from stock exercises	6,826	5,581	6,342
Proceeds from issuance of common stock and ESPP	46,569	29,282	36,873
Net cash provided by (used for) financing activities	53,395	33,641	(210,964)
Net increase (decrease) in cash and cash equivalents	49,081	31,882	(296,476)
Cash and cash equivalents at beginning of year	169,067	137,185	433,661
Cash and cash equivalents at end of year	$218,148	$169,067	$137,185

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.	Unaudited Quarterly Financial Data
Our supplemental consolidated financial information for each three month period in 2013 and 2012 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2013:
Interest income	$171,014	$177,983	$185,240	$195,384
Interest expense	(7,845)	(7,902)	(8,144)	(8,386)
Net interest income	163,169	170,081	177,096	186,998
Provision for loan losses	(5,813)	(18,572)	(10,638)	(28,670)
Noninterest income	78,604	98,239	257,650	238,713
Noninterest expense	(149,014)	(143,292)	(160,524)	(168,850)
Income before income tax expense	86,946	106,456	263,584	228,191
Income tax expense	26,401	29,968	47,404	35,285
Net income before noncontrolling interests	60,545	76,488	216,180	192,906
Net income attributable to noncontrolling interests	(19,654)	(27,904)	(148,559)	(134,149)
Net income available to common stockholders	$40,891	$48,584	$67,621	$58,757
Earnings per common share—basic	$0.91	$1.08	$1.48	$1.29
Earnings per common share—diluted	0.90	1.06	1.46	1.27

2012:
Interest income	$158,774	$159,818	$161,958	$168,168
Interest expense	(7,837)	(7,884)	(7,528)	(7,605)
Net interest income	150,937	151,934	154,430	160,563
Provision for loan losses	(14,529)	(7,999)	(6,788)	(15,014)
Noninterest income	59,293	80,426	69,139	126,688
Noninterest expense	(132,012)	(135,766)	(135,171)	(143,049)
Income before income tax expense	63,689	88,595	81,610	129,188
Income tax expense	23,756	31,517	28,470	29,526
Net income before noncontrolling interests	39,933	57,078	53,140	99,662
Net income attributable to noncontrolling interests	(5,143)	(9,475)	(10,851)	(49,241)
Net income available to common stockholders	$34,790	$47,603	$42,289	$50,421
Earnings per common share—basic	$0.79	$1.08	$0.95	$1.13
Earnings per common share—diluted	0.78	1.06	0.94	1.12

23.	Legal Matters
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
Update on Securities and Warrant Valuations for the First Quarter of 2014

As previously noted in prior disclosures, SVB and certain equity investment funds managed by SVB Capital, our funds management business, hold warrants as well as direct and indirect investments in FireEye. Since our valuation of those investments as of December 31, 2013, the stock price of FireEye has significantly increased to a closing price of $80.00 as of February 25, 2014 compared to its closing price of $43.61 at December 31, 2013.  Based on this incremental increase in stock price thus far during the first quarter of 2014, and certain sales restrictions, if any, in place at March 31, 2014, we would expect to include in our financial results for the first quarter of 2014 total combined pre-tax gains net of noncontrolling interests from our equity warrant assets and our investment securities of approximately $53 million to $63 million. This is comprised of gains from our equity warrant assets of approximately $13 million and gains net of noncontrolling interests from our investment

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

securities of approximately $40 million to $50 million (total gross gains, including noncontrolling interests, would be approximately $200 million to $250 million) for the first quarter of 2014. (This is a non-GAAP financial measure. See reconciliation below.)
Any actual investment gains (or losses) that we would record for the first quarter of 2014 are subject to FireEye’s stock price specifically as of March 31, 2014, which is subject to market conditions and other factors.  Given that it is still early in the first quarter, FireEye’s valuation and its estimated impact on our first quarter 2014 financial results, are subject to change, and actual results may differ. Additionally, these gains are currently unrealized gains, and the extent to which such gains will become realized is subject to a variety of factors, including among other things, the expiration of current lock-up agreements to which the securities are subject, the timing of any actual sales of the securities by us, changes in the valuation of the securities, and market conditions.
The table below sets forth a reconciliation of the non-GAAP financial measure discussed above:

	February 25, 2014
Non-GAAP gains on certain other securities, net of noncontrolling interests (dollars in millions)	With sales restrictions discount	Without sales restrictions discount
GAAP gains on certain other securities	$200	$250
Less: income attributable to noncontrolling interests, including carried interest	160	200
Non-GAAP gains on certain other securities, net of controlling interests	$40	$50

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM	9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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
As of December 31, 2013, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.
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
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial's 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2014 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2013 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	1,514,159	$55.27	2,446,053
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	1,514,159	$55.27	2,446,053

(1)	Represents options granted under our 2006 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 682,347 shares.

(2)
Includes shares available for issuance under our 2006 Equity Incentive Plan and 696,309 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan (as discussed above).

For additional information concerning our equity compensation plans, refer to Note 4-“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters-Board Independence, Leadership and Risk Oversight” in the definitive proxy statement for SVB Financial's 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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
Dated: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	February 27, 2014
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
Greg W. Becker

/s/ MICHAEL R. DESCHENEAUX	Chief Financial Officer (Principal Financial Officer)	February 27, 2014
Michael R. Descheneaux

/s/ KAMRAN F. HUSAIN	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
Kamran F. Husain

/s/ ERIC A. BENHAMOU	Director	February 27, 2014
Eric A. Benhamou

/s/ DAVID M. CLAPPER	Director	February 27, 2014
David M. Clapper

/s/ JOEL P. FRIEDMAN	Director	February 27, 2014
Joel P. Friedman

/s/ C. RICHARD KRAMLICH	Director	February 27, 2014
C. Richard Kramlich

/s/ LATA KRISHNAN	Director	February 27, 2014
Lata Krishnan

/s/ JEFFREY N. MAGGIONCALDA	Director	February 27, 2014
Jeffrey N. Maggioncalda

/s/ KATE D. MITCHELL	Director	February 27, 2014
Kate D. Mitchell

/s/ JOHN F. ROBINSON	Director	February 27, 2014
John F. Robinson

/s/ GAREN K. STAGLIN	Director	February 27, 2014
Garen K. Staglin

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated as of October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers' Certificate and Company Order, dated as of October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.10	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
4.11	Amendment No. 2 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008
4.12	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.20	April 30, 2008
4.13	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer and Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010
4.14	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.15	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010

10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan					X
*10.3	Amended and Restated Retention Program Plan (RP Years 1999 - 2007)	10-Q	000-15637	10.4	August 7, 2008
*10.4	1999 Employee Stock Purchase Plan	DEF 14A	000-15637	A	March 10, 2010
*10.5	1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.6	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.7	Incentive Compensation Plan	10-Q	000-15637	10.34	November 8, 2013
*10.8	Deferred Compensation Plan	10-Q	000-15637	10.8	November 8, 2013

*10.9	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive Plan	8-K	000-15637	10.30	November 5, 2004
*10.10	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.11	Form of Nonstatutory Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.12	Form of Restricted Stock Bonus Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.13	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.14	2006 Equity Incentive Plan	DEF 14A	000-15637	A	March 9, 2012
*10.15	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.16	August 7, 2009
*10.16	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.17	August 7, 2009
*10.17	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.18	August 7, 2009
*10.18	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.19	August 7, 2009
*10.19	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.20	August 7, 2009
*10.20	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.21	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
*10.22	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.23	August 7, 2009
*10.23	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)	10-Q	000-15637	10.24	November 10, 2008
*10.24	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)	10-Q	000-15637	10.27	November 10, 2008
*10.25	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
*10.26	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.27	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan	10-Q	000-15637	10.32	August 7, 2009
*10.28	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan	10-Q	000-15637	10.33	August 7, 2009
*10.29	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan	10-Q	000-15637	10.34	August 7, 2009
*10.30	SVB Financial Group Long-Term Cash Incentive Plan	8-K	000-15637	10.35	July 27, 2010
*10.31	International Assignment Agreement for David Jones	8-K	000-15637	10.1	August 8, 2013
*10.32	International Long-Term Assignment for David Jones	8-K	000-15637	10.1	February 14, 2014
*10.33	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan++					X
*10.34	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan++					X
*10.35	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan++					X
*10.36	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan++					X
*10.37	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan (Performance-Based)++					X
*10.38	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan++					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.

**	Furnished herewith

+	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2013 and prior years.

++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2014.