Form 10-Q
period 2014-03-31
SVB FINANCIAL GROUP
filed 2014-05-09
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2014, 46,034,842 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
FRB - Federal Reserve Bank
FTP – Funds Transfer Pricing
GAAP - Accounting principles generally accepted in the United States of America
IASB – International Accounting Standards Board
IPO – Initial Public Offering
IRS – Internal Revenue Service
IT – Information Technology
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$3,862,464	$1,538,779
Available-for-sale securities	12,843,099	11,986,821
Non-marketable and other securities	1,770,456	1,595,494
Investment securities	14,613,555	13,582,315
Loans, net of unearned income	10,833,908	10,906,386
Allowance for loan losses	(123,542)	(142,886)
Net loans	10,710,366	10,763,500
Premises and equipment, net of accumulated depreciation and amortization	66,123	67,485
Accrued interest receivable and other assets	458,531	465,110
Total assets	$29,711,039	$26,417,189
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$18,314,830	$15,894,360
Interest-bearing deposits	7,162,075	6,578,619
Total deposits	25,476,905	22,472,979
Short-term borrowings	4,810	5,080
Other liabilities	407,573	404,586
Long-term debt	454,770	455,216
Total liabilities	26,344,058	23,337,861
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,934,521 shares and 45,800,418 shares outstanding, respectively	46	46
Additional paid-in capital	642,311	624,256
Retained earnings	1,482,033	1,390,732
Accumulated other comprehensive loss	(30,390)	(48,764)
Total SVBFG stockholders’ equity	2,094,000	1,966,270
Noncontrolling interests	1,272,981	1,113,058
Total equity	3,366,981	3,079,328
Total liabilities and total equity	$29,711,039	$26,417,189

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2014	2013
Interest income:
Loans	$148,172	$123,744
Available-for-sale securities:
Taxable	54,420	45,752
Non-taxable	796	799
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,636	719
Total interest income	205,024	171,014
Interest expense:
Deposits	2,904	2,051
Borrowings	5,792	5,794
Total interest expense	8,696	7,845
Net interest income	196,328	163,169
Provision for loan losses	494	5,813
Net interest income after provision for loan losses	195,834	157,356
Noninterest income:
Gains on investment securities, net	223,912	27,438
Gains on derivative instruments, net	24,167	10,292
Foreign exchange fees	17,196	14,196
Credit card fees	10,282	7,448
Deposit service charges	9,607	8,793
Lending related fees	6,303	3,974
Letters of credit and standby letters of credit income	4,140	3,435
Client investment fees	3,418	3,475
Other	11,200	(447)
Total noninterest income	310,225	78,604
Noninterest expense:
Compensation and benefits	102,507	88,704
Professional services	21,189	17,160
Premises and equipment	11,582	10,725
Business development and travel	10,194	8,272
Net occupancy	7,320	5,767
FDIC assessments	4,128	3,382
Correspondent bank fees	3,203	3,055
Provision for unfunded credit commitments	1,123	2,014
Other	11,190	9,935
Total noninterest expense	172,436	149,014
Income before income tax expense	333,623	86,946
Income tax expense	58,917	26,401
Net income before noncontrolling interests	274,706	60,545
Net income attributable to noncontrolling interests	(183,405)	(19,654)
Net income available to common stockholders	$91,301	$40,891
Earnings per common share—basic	$1.99	$0.91
Earnings per common share—diluted	1.95	0.90

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Net income before noncontrolling interests	$274,706	$60,545
Other comprehensive income (loss), net of tax:
Change in cumulative translation Income (loss):
Foreign currency translation income (loss)	1,464	(826)
Related tax (expense) benefit	(578)	297
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	29,329	(22,102)
Related tax (expense) benefit	(11,805)	9,666
Reclassification adjustment for (gains) losses included in net income	(60)	45
Related tax expense (benefit)	24	(18)
Other comprehensive income (loss), net of tax	18,374	(12,938)
Comprehensive income	293,080	47,607
Comprehensive income attributable to noncontrolling interests	(183,405)	(19,654)
Comprehensive income attributable to SVBFG	$109,675	$27,953

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Common stock issued under employee benefit plans, net of restricted stock cancellations	268,274	—	12,895	—	—	12,895	—	12,895
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax expense from stock options exercised, vesting of restricted stock and other	—	—	(637)	—	—	(637)	—	(637)
Net income	—	—	—	40,891	—	40,891	19,654	60,545
Capital calls and (distributions), net	—	—	—	—	—	—	(14,493)	(14,493)
Net change in unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(12,409)	(12,409)	—	(12,409)
Foreign currency translation adjustments, net of tax	—	—	—	—	(529)	(529)	—	(529)
Share-based compensation expense	—	—	6,286	—	—	6,286	—	6,286
Other, net	—	—	—	1	—	1	—	1
Balance at March 31, 2013	44,970,402	$45	$570,789	$1,215,770	$95,615	$1,882,219	$779,839	$2,662,058
Balance at December 31, 2013	45,800,418	$46	$624,256	$1,390,732	$(48,764)	$1,966,270	$1,113,058	$3,079,328
Common stock issued under employee benefit plans, net of restricted stock cancellations	103,341	—	4,254	—	—	4,254	—	4,254
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	1,996	—	—	1,996	—	1,996
Net income	—	—	—	91,301	—	91,301	183,405	274,706
Capital calls and (distributions), net	—	—	—	—	—	—	(23,482)	(23,482)
Net change in unrealized losses on available-for-sale securities, net of tax	—	—	—	—	17,488	17,488	—	17,488
Foreign currency translation adjustments, net of tax	—	—	—	—	886	886	—	886
Share-based compensation expense	—	—	7,892	—	—	7,892	—	7,892
Other, net	—	—	23	—	—	23	—	23
Balance at March 31, 2014	45,934,521	$46	$642,311	$1,482,033	$(30,390)	$2,094,000	$1,272,981	$3,366,981
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income before noncontrolling interests	$274,706	$60,545
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	494	5,813
Provision for unfunded credit commitments	1,123	2,014
Changes in fair values of derivatives, net	13,356	757
Gains on investment securities, net	(223,912)	(27,438)
Depreciation and amortization	9,459	8,479
Amortization of premiums and discounts on available-for-sale securities, net	7,541	8,348
Tax expense from stock exercises	—	(1,247)
Amortization of share-based compensation	7,078	5,826
Amortization of deferred loan fees	(20,502)	(15,040)
Deferred income tax expense (benefit)	15,783	(19)
Losses from the write-off of premises and equipment	—	363
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(6,604)	(4,735)
Accounts receivable and payable, net	(7,885)	6,220
Income tax payable and receivable, net	25,159	6,236
Accrued compensation	(74,687)	(62,375)
Foreign exchange spot contracts, net	22,634	26,534
Other, net	1,821	(21,325)
Net cash provided by (used for) operating activities	45,564	(1,044)
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,531,045)	(219,987)
Proceeds from sales of available-for-sale securities	2,097	581
Proceeds from maturities and pay downs of available-for-sale securities	694,243	653,764
Purchases of non-marketable and other securities (cost and equity method accounting)	(5,398)	(5,112)
Proceeds from sales and distributions of non-marketable and other securities (cost and equity method accounting)	19,053	7,942
Purchases of non-marketable and other securities (fair value accounting)	(45,125)	(30,342)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	92,558	21,748
Net increase in loans	66,086	108,971
Proceeds from recoveries of charged-off loans	1,312	1,367
Purchases of premises and equipment	(5,974)	(6,606)
Net cash (used for) provided by investing activities	(712,193)	532,326
Cash flows from financing activities:
Net increase in deposits	3,003,926	133,456
Decrease in short-term borrowings	(270)	(158,650)
Capital contributions from noncontrolling interests, net of distributions	(23,482)	(14,493)
Tax benefit from stock exercises	1,996	610
Proceeds from issuance of common stock, ESPP, and ESOP	8,144	18,061
Net cash provided by (used for) financing activities	2,990,314	(21,016)
Net increase in cash and cash equivalents	2,323,685	510,266
Cash and cash equivalents at beginning of period	1,538,779	1,008,983
Cash and cash equivalents at end of period	$3,862,464	$1,519,249
Supplemental disclosures:
Cash paid during the period for:
Interest	$12,688	$12,372
Income taxes	15,486	19,318
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$17,488	$(12,409)

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2013 Form 10-K.
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
Recently Issued Accounting Pronouncements
In June 2013, the FASB issued Accounting Standards Update (ASU) 2013-08, Financial Services - Investment Companies (ASC Topic 946): Amendments to the Scope, Measurement and Disclosure Requirement. This ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 was effective on a prospective basis for the interim and annual reporting periods beginning after December 15, 2013, and was therefore adopted in the first quarter of 2014. This standard did not have any impact on our financial position, results of operations or stockholders' equity.
In July 2013, the FASB issued a new accounting standard (ASU 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 was effective for and adopted by the Company in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial position, results of operations or stockholders' equity.
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
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2014	2013
Numerator:
Net income available to common stockholders	$91,301	$40,891
Denominator:
Weighted average common shares outstanding-basic	45,866	44,802
Weighted average effect of dilutive securities:
Stock options and ESPP	566	402
Restricted stock units	293	189
Denominator for diluted calculation	46,725	45,393
Earnings per common share:
Basic	$1.99	$0.91
Diluted	$1.95	$0.90

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Shares in thousands)	2014	2013
Stock options	6	708
Restricted stock units	1	—
Total	7	708
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive (loss) income into the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2014 and 2013:

		Three months ended March 31
(Dollars in thousands)	Income Statement Location	2014	2013
Reclassification adjustment for (gains) losses included in net income	Gains on investment securities, net	$(60)	$45
Related tax expense (benefit)	Income tax expense	24	(18)
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(36)	$27

3.	Share-Based Compensation
For the three months ended March 31, 2014 and 2013, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Share-based compensation expense	$7,078	$5,826
Income tax benefit related to share-based compensation expense	(2,160)	(1,603)
Unrecognized Compensation Expense
As of March 31, 2014, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$13,315	2.39
Restricted stock units	26,893	2.39
Total unrecognized share-based compensation expense	$40,208

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2013	1,514,159	$55.27
Granted	9,600	116.05
Exercised	(99,429)	44.57
Forfeited	(5,957)	66.22
Outstanding at March 31, 2014	1,418,373	56.38	4.20	$102,687,693
Vested and expected to vest at March 31, 2014	1,380,441	56.05	4.16	100,401,661
Exercisable at March 31, 2014	587,639	44.59	2.96	49,473,911
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $128.78 as of March 31, 2014. The total intrinsic value of options exercised during the three months ended March 31, 2014 was $7.2 million, compared to $4.7 million for the comparable 2013 period.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	682,347	$65.93
Granted	3,610	116.78
Vested	(5,462)	54.57
Forfeited	(5,033)	65.31
Nonvested at March 31, 2014	675,462	66.30

4.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Cash and due from banks (1)	$3,723,034	$1,349,688
Securities purchased under agreements to resell (2)	117,036	172,989
Other short-term investment securities	22,394	16,102
Total cash and cash equivalents	$3,862,464	$1,538,779

(1)
At March 31, 2014 and December 31, 2013, $3 billion and $715 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $391 million and $300 million, respectively.

(2)
At March 31, 2014 and December 31, 2013, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $119 million and $176 million, respectively. None of these securities received as collateral were sold or repledged as of March 31, 2014 or December 31, 2013.

5.	Investment Securities
Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
The major components of our investment securities portfolio at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014				December 31, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$688,253	$—	$(4,734)	$683,519	$—	$—	$—	$—
U.S. agency debentures	4,106,269	39,175	(26,808)	4,118,636	4,344,652	41,365	(40,785)	4,345,232
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	3,003,393	26,130	(8,504)	3,021,019	2,472,528	17,189	(16,141)	2,473,576
Agency-issued collateralized mortgage obligations—fixed rate	3,280,209	23,459	(68,664)	3,235,004	3,386,670	24,510	(85,422)	3,325,758
Agency-issued collateralized mortgage obligations—variable rate	1,108,079	3,294	(55)	1,111,318	1,183,333	3,363	(123)	1,186,573
Agency-issued commercial mortgage-backed securities	577,086	399	(17,820)	559,665	581,475	552	(17,423)	564,604
Municipal bonds and notes	81,635	4,437	—	86,072	82,024	4,024	(21)	86,027
Equity securities	37,489	328	(9,951)	27,866	4,842	692	(483)	5,051
Total available-for-sale securities	$12,882,413	$97,222	$(136,536)	$12,843,099	$12,055,524	$91,695	$(160,398)	$11,986,821
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)				976,922				862,972
Other venture capital investments (2)				28,306				32,839
Other securities (fair value accounting) (3)				381,928				321,374
Non-marketable securities (equity method accounting):
Other investments (4)				144,636				142,883
Low income housing tax credit funds				84,463				72,241
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)				140,374				148,994
Other investments				13,827				14,191
Total non-marketable and other securities				1,770,456				1,595,494
Total investment securities				$14,613,555				$13,582,315

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2014 and December 31, 2013 (fair value accounting):

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$27,134	12.6%	$29,104	12.6%
SVB Strategic Investors Fund II, LP	97,960	8.6	96,185	8.6
SVB Strategic Investors Fund III, LP	264,661	5.9	260,272	5.9
SVB Strategic Investors Fund IV, LP	291,989	5.0	226,729	5.0
Strategic Investors Fund V Funds	159,794	Various	118,181	Various
Strategic Investors Fund VI Funds	9,871	0.2	7,944	0.2
SVB Capital Preferred Return Fund, LP	60,159	20.0	59,028	20.0
SVB Capital—NT Growth Partners, LP	61,230	33.0	61,126	33.0
SVB Capital Partners II, LP (i)	595	5.1	708	5.1
Other private equity fund (ii)	3,529	58.2	3,695	58.2
Total venture capital and private equity fund investments	$976,922		$862,972

(i)
At March 31, 2014, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At March 31, 2014, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2014 and December 31, 2013 (fair value accounting):

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$6,520	10.7%	$6,564	10.7%
SVB Capital Partners II, LP (i)	17,696	5.1	22,684	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	4,090	6.8	3,591	6.8
Total other venture capital investments	$28,306		$32,839

(i)	At March 31, 2014, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. This amount primarily includes total unrealized gains of $351 million in two of our public portfolio companies, FireEye, Inc. ("FireEye") and Twitter, Inc. ("Twitter"), of which one portfolio company, FireEye, is currently subject to a lock-up agreement. The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which FireEye securities are subject, the actual sales of the securities and the timing of such actual sales.

(4)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2014 and December 31, 2013 (equity method accounting):

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$10,380	9.3%	$7,900	9.3%
Gold Hill Capital 2008, LP (ii)	21,076	15.5	21,867	15.5
China Joint Venture investment	79,765	50.0	79,940	50.0
Other investments	33,415	Various	33,176	Various
Total other investments (equity method accounting)	$144,636		$142,883

(i)
At March 31, 2014, we had a direct ownership interest of 4.8 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Venture Lending Partners 03, LLC (“GHLLC”) of 4.5 percent.

(ii)	At March 31, 2014, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 282 and 288 funds (primarily venture capital funds) at March 31, 2014 and December 31, 2013, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $140 million, and $222 million, respectively, as of March 31, 2014. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $149 million and $215 million, respectively, as of December 31, 2013.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of March 31, 2014:

	March 31, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. treasury securities	$683,519	$(4,734)	$—	$—	$683,519	$(4,734)
U.S. agency debentures	1,570,568	(26,808)	—	—	1,570,568	(26,808)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,599,028	(6,764)	20,049	(1,740)	1,619,077	(8,504)
Agency-issued collateralized mortgage obligations—fixed rate	1,887,167	(63,005)	139,570	(5,659)	2,026,737	(68,664)
Agency-issued collateralized mortgage obligations—variable rate	102,546	(55)	—	—	102,546	(55)
Agency-issued commercial mortgage-backed securities	369,831	(10,143)	91,258	(7,677)	461,089	(17,820)
Equity securities	25,738	(9,951)	—	—	25,738	(9,951)
Total temporarily impaired securities (1)	$6,238,397	$(121,460)	$250,877	$(15,076)	$6,489,274	$(136,536)

(1)
As of March 31, 2014, we identified a total of 245 investments that were in unrealized loss positions, of which 11 investments totaling $251 million with unrealized losses of $15.1 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2014, we do not intend to sell any impaired debt securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of March 31, 2014, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2013:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agency debentures	$1,821,045	$(40,785)	$—	$—	$1,821,045	$(40,785)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$1,480,870	$(14,029)	$19,830	$(2,112)	$1,500,700	$(16,141)
Agency-issued collateralized mortgage obligations—fixed rate	2,098,137	(79,519)	134,420	(5,903)	2,232,557	(85,422)
Agency-issued collateralized mortgage obligations—variable rate	109,699	(123)	—	—	109,699	(123)
Agency-issued commercial mortgage-backed securities	464,171	(17,423)	—	—	464,171	(17,423)
Municipal bonds and notes	3,404	(21)	—	—	3,404	(21)
Equity securities	910	(483)	—	—	910	(483)
Total temporarily impaired securities	$5,978,236	$(152,383)	$154,250	$(8,015)	$6,132,486	$(160,398)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on debt securities classified as available-for-sale as of March 31, 2014. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of debt securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	March 31, 2014
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$683,519	1.90%	$—	—%	$99,063	1.50%	$584,456	1.96%	$—	—%
U.S. agency debentures	4,118,636	1.71	470,663	1.44	2,300,971	1.55	1,347,002	2.09	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	3,021,019	2.44	—	—	47,706	2.43	899,214	2.24	2,074,099	2.52
Agency-issued collateralized mortgage obligations - fixed rate	3,235,004	1.91	—	—	—	—	173,604	2.92	3,061,400	1.85
Agency-issued collateralized mortgage obligations - variable rate	1,111,318	0.70	—	—	—	—	—	—	1,111,318	0.70
Agency-issued commercial mortgage-backed securities	559,665	2.19	—	—	—	—	—	—	559,665	2.19
Municipal bonds and notes	86,072	5.99	1,338	5.50	27,992	5.74	43,592	6.07	13,150	6.27
Total	$12,815,233	1.90	$472,001	1.45	$2,475,732	1.61	$3,047,868	2.21	$6,819,632	1.90

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$373	$—
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	111,436	27,381
Other venture capital investments	2,582	2,640
Other securities (fair value accounting) (2)	116,750	1,918
Non-marketable securities (equity method accounting):
Other investments	3,642	2,715
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	3,303	1,023
Other investments	134	145
Total gross gains on investment securities	238,220	35,822
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(313)	(45)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(101)	(4,742)
Other venture capital investments	(744)	(464)
Other securities (fair value accounting)	(12,773)	(2,073)
Non-marketable securities (equity method accounting):
Other investments	(212)	(245)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	(156)	(469)
Other investments	(9)	(346)
Total gross losses on investment securities	(14,308)	(8,384)
Gains on investment securities, net	$223,912	$27,438

(1)
Includes realized gains (losses) on sales of available-for-sale securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
Other securities (fair value accounting) and other venture capital investments include gains of $113.0 million, of which $46.1 million consists of realized gains, for the quarter ended March 31, 2014, attributable to one of our portfolio companies, FireEye. Our investment in FireEye is currently subject to a lock-up agreement. The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of the current lock-up agreement to which the FireEye securities are subject, the actual sales of the securities and the timing of such actual sales.

(3)
Includes OTTI of $0.1 million from the declines in value for 7 of the 282 investments and $0.5 million from the declines in value for 16 of the 309 investments held at March 31, 2014 and 2013, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

6.	Loans and Allowance for Loan Losses
We serve a variety of commercial clients in the technology, life science, venture capital/private equity and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and clean technology (energy and resource innovation). Because of the diverse nature of clean technology products and services, for our loan-related reporting purposes, clean technology-related loans are reported under our hardware, software, life science and other commercial loan categories, as applicable. Our life science clients are concentrated in the medical devices and biotechnology sectors. Loans made to venture capital/private equity firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
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
The composition of loans, net of unearned income of $87 million and $89 million at March 31, 2014 and December 31, 2013, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial loans:
Software	$4,125,823	$4,102,636
Hardware	1,193,183	1,213,032
Venture capital/private equity	2,201,243	2,386,054
Life science	1,171,258	1,170,220
Premium wine	161,186	149,841
Other	293,597	288,904
Total commercial loans	9,146,290	9,310,687
Real estate secured loans:
Premium wine (1)	540,193	514,993
Consumer loans (2)	916,998	873,255
Other	30,548	30,743
Total real estate secured loans	1,487,739	1,418,991
Construction loans	98,413	76,997
Consumer loans	101,466	99,711
Total loans, net of unearned income (3)	$10,833,908	$10,906,386

(1)	Included in our premium wine portfolio are gross construction loans of $112 million at both March 31, 2014 and December 31, 2013, respectively.

(2)	Consumer loans secured by real estate at March 31, 2014 and December 31, 2013 were comprised of the following:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Loans for personal residence	$724,797	$685,327
Loans to eligible employees	123,062	121,548
Home equity lines of credit	69,139	66,380
Consumer loans secured by real estate	$916,998	$873,255

(3)	Included within our total loan portfolio are credit card loans of $105 million and $85 million at March 31, 2014 and December 31, 2013, respectively.

Credit Quality
The composition of loans, net of unearned income of $87 million and $89 million at March 31, 2014 and December 31, 2013, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial loans:
Software	$4,125,823	$4,102,636
Hardware	1,193,183	1,213,032
Venture capital/private equity	2,201,243	2,386,054
Life science	1,171,258	1,170,220
Premium wine	701,379	664,834
Other	422,558	396,644
Total commercial loans	9,815,444	9,933,420
Consumer loans:
Real estate secured loans	916,998	873,255
Other consumer loans	101,466	99,711
Total consumer loans	1,018,464	972,966
Total loans, net of unearned income	$10,833,908	$10,906,386

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2014:
Commercial loans:
Software	$9,609	$2,925	$99	$12,633	$4,140,041	$99
Hardware	2,007	480	—	2,487	1,193,977	—
Venture capital/private equity	47,711	—	—	47,711	2,174,061	—
Life science	7,248	203	—	7,451	1,173,859	—
Premium wine	1,400	—	—	1,400	700,970	—
Other	70	116	—	186	423,259	—
Total commercial loans	68,045	3,724	99	71,868	9,806,167	99
Consumer loans:
Real estate secured loans	6,165	—	—	6,165	910,378	—
Other consumer loans	29	—	—	29	100,886	—
Total consumer loans	6,194	—	—	6,194	1,011,264	—
Total gross loans excluding impaired loans	74,239	3,724	99	78,062	10,817,431	99
Impaired loans	6,590	370	2,287	9,247	15,742	—
Total gross loans	$80,829	$4,094	$2,386	$87,309	$10,833,173	$99
December 31, 2013:
Commercial loans:
Software	$9,804	$1,291	$99	$11,194	$4,102,546	$99
Hardware	2,679	3,965	—	6,644	1,198,169	—
Venture capital/private equity	4	—	—	4	2,408,382	—
Life science	395	131	—	526	1,179,462	—
Premium wine	—	—	—	—	665,755	—
Other	1,580	142	—	1,722	397,416	—
Total commercial loans	14,462	5,529	99	20,090	9,951,730	99
Consumer loans:
Real estate secured loans	240	—	—	240	872,586	—
Other consumer loans	8	—	—	8	98,965	—
Total consumer loans	248	—	—	248	971,551	—
Total gross loans excluding impaired loans	14,710	5,529	99	20,338	10,923,281	99
Impaired loans	4,657	7,043	4,339	16,039	35,610	—
Total gross loans	$19,367	$12,572	$4,438	$36,377	$10,958,891	$99

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
March 31, 2014:
Commercial loans:
Software	$11,214	$547	$11,761	$12,002
Hardware	7,541	345	7,886	9,505
Venture capital/private equity	—	—	—	—
Life science	909	—	909	4,892
Premium wine	—	1,408	1,408	1,769
Other	2,339	—	2,339	2,394
Total commercial loans	22,003	2,300	24,303	30,562
Consumer loans:
Real estate secured loans	—	236	236	1,432
Other consumer loans	450	—	450	730
Total consumer loans	450	236	686	2,162
Total	$22,453	$2,536	$24,989	$32,724
December 31, 2013:
Commercial loans:
Software	$27,308	$310	$27,618	$28,316
Hardware	19,329	338	19,667	35,317
Venture capital/private equity	40	—	40	40
Life science	—	1,278	1,278	4,727
Premium wine	—	1,442	1,442	1,778
Other	690	—	690	718
Total commercial loans	47,367	3,368	50,735	70,896
Consumer loans:
Real estate secured loans	—	244	244	1,434
Other consumer loans	670	—	670	941
Total consumer loans	670	244	914	2,375
Total	$48,037	$3,612	$51,649	$73,271

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Average impaired loans:
Commercial loans:
Software	$14,677	$4,114
Hardware	16,020	23,632
Life science	1,022	314
Premium wine	1,433	4,336
Other	1,777	5,218
Total commercial loans	34,929	37,614
Consumer loans:
Real estate secured loans	237	2,676
Other consumer loans	489	1,129
Total consumer loans	726	3,805
Total average impaired loans	$35,655	$41,419
The following tables summarize the activity relating to our allowance for loan losses for the three months ended March 31, 2014 and 2013, broken out by portfolio segment:

Three months ended March 31, 2014 (dollars in thousands)	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance March 31, 2014
Commercial loans:
Software	$64,084	$(8,010)	$114	$(947)	$55,241
Hardware	36,553	(12,175)	775	83	25,236
Venture capital/private equity	16,385	—	—	1,291	17,676
Life science	11,926	(681)	98	131	11,474
Premium wine	3,914	—	219	(396)	3,737
Other	3,680	(284)	—	645	4,041
Total commercial loans	136,542	(21,150)	1,206	807	117,405
Consumer loans	6,344	—	106	(313)	6,137
Total allowance for loan losses	$142,886	$(21,150)	$1,312	$494	$123,542

Three months ended March 31, 2013 (dollars in thousands)	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for(Reduction of) Loan Losses	Ending Balance March 31, 2013
Commercial loans:
Software	$42,648	$(1,518)	$242	$3,638	$45,010
Hardware	29,761	(1,997)	446	(341)	27,869
Venture capital/private equity	9,963	—	—	519	10,482
Life science	13,606	(2,070)	203	2,207	13,946
Premium wine	3,523	—	90	86	3,699
Other	3,912	(41)	6	98	3,975
Total commercial loans	103,413	(5,626)	987	6,207	104,981
Consumer loans	7,238	—	380	(394)	7,224
Total allowance for loan losses	$110,651	$(5,626)	$1,367	$5,813	$112,205

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of March 31, 2014 and December 31, 2013, broken out by portfolio segment:

	March 31, 2014				December 31, 2013
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software	$4,652	$11,761	$50,589	$4,114,062	$11,261	$27,617	$52,823	$4,075,019
Hardware	979	7,886	24,257	1,185,297	9,673	19,667	26,880	1,193,365
Venture capital/private equity	—	—	17,676	2,201,243	19	39	16,366	2,386,015
Life science	231	909	11,243	1,170,349	—	1,278	11,926	1,168,942
Premium wine	—	1,408	3,737	699,971	—	1,442	3,914	663,392
Other	802	2,339	3,239	420,219	156	690	3,524	395,954
Total commercial loans	6,664	24,303	110,741	9,791,141	21,109	50,733	115,433	9,882,687
Consumer loans	112	686	6,025	1,017,778	168	915	6,176	972,051
Total	$6,776	$24,989	$116,766	$10,808,919	$21,277	$51,648	$121,609	$10,854,738
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), or when we have determined, based upon most recent available information, that the timely collection of principal or interest is not probable; these loans are deemed “impaired” (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2013 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses. The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
March 31, 2014:
Commercial loans:
Software	$3,859,696	$292,978	$11,761	$4,164,435
Hardware	1,023,405	173,059	7,886	1,204,350
Venture capital/private equity	2,221,772	—	—	2,221,772
Life science	1,097,180	84,130	909	1,182,219
Premium wine	693,351	9,019	1,408	703,778
Other	411,108	12,337	2,339	425,784
Total commercial loans	9,306,512	571,523	24,303	9,902,338
Consumer loans:
Real estate secured loans	912,790	3,753	236	916,779
Other consumer loans	97,982	2,933	450	101,365
Total consumer loans	1,010,772	6,686	686	1,018,144
Total gross loans	$10,317,284	$578,209	$24,989	$10,920,482
December 31, 2013:
Commercial loans:
Software	$3,875,043	$238,697	$27,618	$4,141,358
Hardware	995,055	209,758	19,667	1,224,480
Venture capital/private equity	2,408,386	—	40	2,408,426
Life science	1,091,993	87,995	1,278	1,181,266
Premium wine	652,747	13,008	1,442	667,197
Other	383,602	15,536	690	399,828
Total commercial loans	9,406,826	564,994	50,735	10,022,555
Consumer loans:
Real estate secured loans	868,789	4,037	244	873,070
Other consumer loans	95,586	3,387	670	99,643
Total consumer loans	964,375	7,424	914	972,713
Total gross loans	$10,371,201	$572,418	$51,649	$10,995,268

TDRs
As of March 31, 2014 we had 17 TDRs with a total carrying value of $23 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $0.3 million to the clients associated with these TDRs as of March 31, 2014. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Loans modified in TDRs:
Commercial loans:
Software	$10,509	$5,860
Hardware	7,541	13,329
Venture capital/ private equity	—	77
Premium wine	2,058	1,442
Other	2,674	1,055
Total commercial loans	22,782	21,763
Consumer loans:
Other consumer loans	450	670
Total consumer loans	450	670
Total	$23,232	$22,433
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Loans modified in TDRs during the period:
Commercial loans:
Software	$9,737	$—
Venture capital/ private equity	—	821
Life science	—	454
Premium wine	650	—
Other	1,746	—
Total commercial loans	12,133	1,275
Consumer loans:
Other consumer loans	—	100
Total consumer loans	—	100
Total loans modified in TDR’s during the period (1)	$12,133	$1,375

(1)	There were no partial charge-offs on loans classified as TDRs for the three months ended March 31, 2014 or March 31, 2013.
During the three months ended March 31, 2014, new TDRs totaling $2.8 million and $9.3 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively.
During the three months ended March 31, 2013, all new TDRs of $1.4 million were modified through payment deferrals granted to our clients and no principal or interest was forgiven.
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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2013, broken out by portfolio segment and class of financing receivable. There were no TDRs modified, which defaulted during the three months ended March 31, 2014.

Three months ended March 31,
(Dollars in thousands)	2013
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Hardware	$125
Other	2,750
Total commercial loans	2,875
Consumer loans	247
Total TDRs modified within the previous 12 months that defaulted in the period	$3,122
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of March 31, 2014.

7.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at March 31, 2014 and December 31, 2013:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2014	March 31, 2014	December 31, 2013
Short-term borrowings:
Other short-term borrowings	(1)	$4,810	$4,810	$5,080
Total short-term borrowings			$4,810	$5,080
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$348,265	$348,209
6.05% Subordinated Notes (2)	June 1, 2017	45,964	51,528	51,987
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,977	55,020
Total long-term debt			$454,770	$455,216

(1)	Represents cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)
Included in the carrying value of our 6.05% Subordinated Notes at both March 31, 2014 and December 31, 2013 was an interest rate swap valued at $6.0 million related to hedge accounting associated with the notes.

Interest expense related to short-term borrowings and long-term debt was $6 million for both the three months ended March 31, 2014 and 2013. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of March 31, 2014 was 0.06 percent.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2014, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at March 31, 2014 totaled $1.4 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2014 totaled $562 million, all of which was unused and available to support additional borrowings.

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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 6.05% Subordinated Notes, we entered into a fixed-for-floating interest rate swap agreement at the time of debt issuance based upon LIBOR with matched-terms. Net cash benefits associated with our interest rate swap is recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swap is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in fair value of the interest rate swap is reflected in either other assets (for swaps in an asset position) or other liabilities (for swaps in a liability position).
We assess hedge effectiveness under ASC 815, Derivatives and Hedging, using the long-haul method. Any differences associated with our interest rate swap that arise as a result of hedge ineffectiveness is recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.
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
The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2014 and December 31, 2013 were as follows:

		March 31, 2014				December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$6,025	$4,810	$1,215	$45,964	$6,492	$5,080	$1,412
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	7,746	294	—	294	140,760	1,423	—	1,423
Foreign exchange forwards	Other liabilities	236,943	(674)	—	(674)	62,649	(634)	—	(634)
Net exposure			(380)	—	(380)		789	—	789
Other derivative instruments:
Equity warrant assets	Other assets	180,471	91,135	—	91,135	179,934	103,513	—	103,513
Other derivatives:
Client foreign exchange forwards	Other assets	376,095	10,881	—	10,881	424,983	13,673	—	13,673
Client foreign exchange forwards	Other liabilities	346,376	(9,369)	—	(9,369)	367,079	(11,549)	—	(11,549)
Client foreign currency options	Other assets	85,977	213	—	213	91,854	434	—	434
Client foreign currency options	Other liabilities	85,977	(213)	—	(213)	91,854	(434)	—	(434)
Loan conversion options	Other assets	3,282	290	—	290	3,455	314	—	314
Client interest rate derivatives	Other assets	263,927	1,471	—	1,471	216,773	1,265	—	1,265
Client interest rate derivatives	Other liabilities	263,927	(1,638)	—	(1,638)	216,773	(1,396)	—	(1,396)
Net exposure			1,635	—	1,635		2,307	—	2,307
Net			$98,415	$4,810	$93,605		$113,101	$5,080	$108,021

(1)	Cash collateral received from our counterparty for our interest rate swap agreement is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2014 remain at investment grade or higher and there were no material changes in their credit ratings during the three months ended March 31, 2014.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2014 and 2013 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2014	2013
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$639	$634
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(12)	60
Net gains associated with interest rate risk derivatives		$627	$694
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of foreign currency instruments	Other noninterest income	$978	$(7,064)
(Losses) gains on internal foreign exchange forward contracts, net	Net gains on derivative instruments	(1,029)	6,200
Net (losses) gains associated with currency risk		$(51)	$(864)
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$25,373	$3,505
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$302	$49
Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(467)	$478

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2014
Derivative Assets:
Interest rate swaps	$6,025	$—	$6,025	$(1,215)	$(4,810)	$—
Foreign exchange forwards	11,175	—	11,175	(4,879)	—	6,296
Foreign currency options	233	(20)	213	(124)	—	89
Client interest rate derivatives	1,471	—	1,471	(193)	—	1,278
Total derivative assets:	18,904	(20)	18,884	(6,411)	(4,810)	7,663
Reverse repurchase, securities borrowing, and similar arrangements	117,036	—	117,036	(117,036)	—	—
Total	$135,940	$(20)	$135,920	$(123,447)	$(4,810)	$7,663
December 31, 2013
Derivative Assets:
Interest rate swaps	$6,492	$—	$6,492	$(1,412)	$(5,080)	$—
Foreign exchange forwards	15,096	—	15,096	(6,735)	—	8,361
Foreign currency options	504	(70)	434	(155)	—	279
Client interest rate derivatives	1,265	—	1,265	(256)	—	1,009
Total derivative assets:	23,357	(70)	23,287	(8,558)	(5,080)	9,649
Reverse repurchase, securities borrowing, and similar arrangements	172,989	—	172,989	(172,989)	—	—
Total	$196,346	$(70)	$196,276	$(181,547)	$(5,080)	$9,649

The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2014
Derivative Liabilities:
Foreign exchange forwards	$10,043	$—	$10,043	$(5,880)	$—	$4,163
Foreign currency options	233	(20)	213	(89)	—	124
Client interest rate derivatives	1,638	—	1,638	(1,445)	—	193
Total derivative liabilities:	11,914	(20)	11,894	(7,414)	—	4,480
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$11,914	$(20)	$11,894	$(7,414)	$—	$4,480
December 31, 2013
Derivative Liabilities:
Foreign exchange forwards	$12,183	$—	$12,183	$(8,282)	$—	$3,901
Foreign currency options	504	(70)	434	(279)	—	155
Client interest rate derivatives	1,396	—	1,396	(1,087)	—	309
Total derivative liabilities:	14,083	(70)	14,013	(9,648)	—	4,365
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$14,083	$(70)	$14,013	$(9,648)	$—	$4,365
9.     Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Fund management fees	$2,755	$2,769
Service-based fee income	2,027	1,804
Gains (losses) on revaluation of foreign currency instruments (1)	978	(7,064)
Currency revaluation gains (losses) (2)	278	(55)
Other (3)	5,162	2,099
Total other noninterest income (loss)	$11,200	$(447)

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)
Includes the revaluation of foreign currency denominated financial statements of certain funds. Included in these amounts are gains of $0.2 million for each of the three months ended March 31, 2014, and 2013, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

(3)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

A summary of other noninterest expense for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Client services	$2,359	$1,935
Data processing services	2,227	1,912
Tax credit fund amortization	2,028	1,317
Telephone	1,748	1,557
Postage and supplies	769	538
Dues and publications	497	458
Other	1,562	2,218
Total other noninterest expense	$11,190	$9,935

10.	Segment Reporting
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
For reporting purposes, SVB Financial Group has three operating segments for which we report our financial information:

•	Global Commercial Bank is comprised of results from the following:

◦
Our Commercial Bank products and services are provided by the Bank to commercial clients in the technology, life science and clean technology (energy and resource innovation) industries.  The Bank provides solutions to the financial needs of commercial clients, through credit, global treasury management, foreign exchange, global trade finance, and other services.  It serves clients within the United States, as well as non-U.S. clients in key international entrepreneurial markets.   In addition, the Bank and its subsidiaries offer a variety of investment services and solutions, including investment advisory and broker-dealer services.

◦	Our Private Equity Division provides banking products and services primarily to our venture capital and private equity clients.

◦
Our Wine practice provides banking products and services to our premium wine industry clients, and our Community Development Finance practice makes loans as part of our responsibilities under the Community Reinvestment Act.  These practices are formerly known as SVB Specialty Lending.

◦	SVB Analytics provides equity valuation services to companies and venture capital/private equity firms.

◦	Debt Fund Investments is comprised of our investments in certain debt funds.

•
SVB Private Bank is the private banking division of the Bank, which provides banking products and a range of personal financial solutions for consumers.  Our clients are primarily venture capital/private equity professionals and executive leaders of the innovation companies they support.  We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit and other secured and unsecured lending, as well as cash and wealth management services.

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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.
Our segment information for the three months ended March 31, 2014 and 2013 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended March 31, 2014
Net interest income	$175,703	$6,892	$14	$13,719	$196,328
(Provision for) reduction of loan losses	(807)	313	—	—	(494)
Noninterest income	58,637	274	37,672	213,642	310,225
Noninterest expense (3)	(121,925)	(2,495)	(2,635)	(45,381)	(172,436)
Income before income tax expense (4)	$111,608	$4,984	$35,051	$181,980	$333,623
Total average loans, net of unearned income	$9,762,802	$1,049,901	$—	$(45,019)	$10,767,684
Total average assets (5)	25,571,787	967,873	340,990	886,983	27,767,633
Total average deposits	22,878,150	745,083	—	53,215	23,676,448
Three months ended March 31, 2013
Net interest income	$148,936	$6,104	$1	$8,128	$163,169
(Provision for) reduction of loan losses	(6,207)	394	—	—	(5,813)
Noninterest income	46,541	234	5,441	26,388	78,604
Noninterest expense (3)	(104,339)	(1,931)	(2,386)	(40,358)	(149,014)
Income (loss) before income tax expense (4)	$84,931	$4,801	$3,056	$(5,842)	$86,946
Total average loans, net of unearned income	$7,868,587	$844,807	$—	$(32,477)	$8,680,917
Total average assets (5)	20,540,835	850,084	238,743	684,897	22,314,559
Total average deposits	18,302,877	470,673	—	11,963	18,785,513

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items" as discussed below.

(2)
The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Noninterest income is primarily attributable to noncontrolling interests and gains on equity warrant assets. Noninterest expense primarily consists of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Additionally, average assets primarily consists of cash and cash equivalents.

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $4.9 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,341,917	$1,392,781
Variable interest rate commitments	10,016,728	9,101,973
Total loan commitments available for funding	11,358,645	10,494,754
Commercial and standby letters of credit (2)	1,012,651	975,968
Total unfunded credit commitments	$12,371,296	$11,470,722
Commitments unavailable for funding (3)	$1,161,940	$1,006,168
Maximum lending limits for accounts receivable factoring arrangements (4)	930,643	894,276
Reserve for unfunded credit commitments (5)	31,110	29,983

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at March 31, 2014. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$880,712	$59,497	$940,209	$940,209
Performance standby letters of credit	58,475	5,786	64,261	64,261
Commercial letters of credit	8,181	—	8,181	8,181
Total	$947,368	$65,283	$1,012,651	$1,012,651
Deferred fees related to financial and performance standby letters of credit were $8.2 million at both March 31, 2014 and December 31, 2013. At March 31, 2014, collateral in the form of cash of $439.6 million and available-for-sale securities of $1.6 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2014:

Our Ownership in Venture Capital/Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	933	161	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,688	5.9
SVB Strategic Investors Fund IV, LP	12,239	3,060	5.0
Strategic Investors Fund V Funds	515	305	Various
Strategic Investors Fund VI Funds	500	477	0.2
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Debt funds (equity method accounting)	65,437	4,950	Various
Other fund investments (3)	301,663	33,122	Various
Total	$505,483	$57,023

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 287 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(4)
We are subject to the Volcker Rule, which restricts or limits our sponsorship of and ownership of interests in “covered” funds including venture capital and private equity funds. For funds that we sponsor, the Volcker Rule limits the amount of our investment to 3% of the fund, and our aggregate investments in all such funds must not exceed 3% of our Tier 1 capital. The current deadline to conform to these limits is July 21, 2015. The time period to divest an investment that is not permitted by the final rule may be extended by the Federal Reserve Board for up to two one-year general extensions, and one additional extension up to five additional years for investments in funds that are considered illiquid. We intend to seek the maximum extensions available to us.  However, there is no guarantee that the Federal Reserve Board will grant any of these extensions. See “Business - Supervision and Regulation” under Item 1 of Part I of our 2013 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2014:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Strategic Investors Fund II, LP	6,409
SVB Strategic Investors Fund III, LP	20,214
SVB Strategic Investors Fund IV, LP	54,430
Strategic Investors Fund V Funds	202,688
Strategic Investors Fund VI Funds	130,846
SVB Capital Preferred Return Fund, LP	9,075
SVB Capital—NT Growth Partners, LP	10,310
Other private equity fund	243
Total	$436,465

12.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 2009 have been concluded. Our U.S. federal tax returns for 2008, 2010 and subsequent years remain open to examination. Our California tax returns for 2008 and subsequent tax years remain open to examination. Massachusetts tax returns for 2008, 2010 and subsequent years remain open to examination.
At March 31, 2014, our unrecognized tax benefit was $0.5 million, the recognition of which would reduce our income tax expense by $0.3 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three month period ending March 31, 2014.

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
Level 1
Fair value measurements based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment. Assets utilizing Level 1 inputs include U.S. Treasury securities, exchange-traded equity securities and certain marketable securities accounted for under fair value accounting.
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
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20% for certain warrants that have lockup restrictions or other features that indicate a discount to fair value is warranted. As lockup terms nears, and other sale restrictions are lifted, discounts are adjusted downward to 0 percent once all restrictions expire or are removed.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2014
Assets
Available-for-sale securities:
U.S. treasury securities	$683,519	$—	$—	$683,519
U.S. agency debentures	—	4,118,636	—	4,118,636
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	3,021,019	—	3,021,019
Agency-issued collateralized mortgage obligations - fixed rate	—	3,235,004	—	3,235,004
Agency-issued collateralized mortgage obligations - variable rate	—	1,111,318	—	1,111,318
Agency-issued commercial mortgage-backed securities	—	559,665	—	559,665
Municipal bonds and notes	—	86,072	—	86,072
Equity securities	24,328	3,538	—	27,866
Total available-for-sale securities	707,847	12,135,252	—	12,843,099
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	976,922	976,922
Other venture capital investments	—	—	28,306	28,306
Other securities	19,441	—	362,487	381,928
Total non-marketable and other securities (fair value accounting)	19,441	—	1,367,715	1,387,156
Other assets:
Interest rate swaps	—	6,025	—	6,025
Foreign exchange forward and option contracts	—	11,388	—	11,388
Equity warrant assets	—	3,493	87,642	91,135
Loan conversion options	—	290	—	290
Client interest rate derivatives	—	1,471	—	1,471
Total assets (1)	$727,288	$12,157,919	$1,455,357	$14,340,564
Liabilities
Foreign exchange forward and option contracts	$—	$10,256	$—	$10,256
Client interest rate derivatives	—	1,638	—	1,638
Total liabilities	$—	$11,894	$—	$11,894

(1)
Included in Level 1 and Level 3 assets are $18.5 million and $1.3 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

(1)
Included in Level 1 and Level 3 assets are $2.0 million and $1.1 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2014
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$862,972	$111,335	$44,455	$—	$—	$(41,840)	$—	$—	$976,922
Other venture capital investments	32,839	1,838	670	(3,514)	—	(3,527)	—	—	28,306
Other securities (fair value accounting) (3)	319,249	102,694	—	(46,840)	—	3,417	—	(16,033)	362,487
Total non-marketable and other securities (fair value accounting)(1)	1,215,060	215,867	45,125	(50,354)	—	(41,950)	—	(16,033)	1,367,715
Other assets:
Equity warrant assets (2)	99,891	24,378	—	(39,993)	3,417	626	—	(677)	87,642
Total assets	$1,314,951	$240,245	$45,125	$(90,347)	$3,417	$(41,324)	$—	$(16,710)	$1,455,357
Three months ended March 31, 2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$665,921	$22,510	$29,744	$—	$—	$(17,099)	$—	$—	$701,076
Other venture capital investments	127,091	2,188	166	(21)	—	(1,077)	—	(3,561)	124,786
Other securities (fair value accounting)	—	—	—	—	—	—	—	—	—
Total non-marketable and other securities (fair value accounting) (1)	793,012	24,698	29,910	(21)	—	(18,176)	—	(3,561)	825,862
Other assets:
Equity warrant assets (2)	66,129	1,459	—	(2,250)	1,926	364	—	(1,582)	66,046
Total assets	$859,141	$26,157	$29,910	$(2,271)	$1,926	$(17,812)	$—	$(5,143)	$891,908

(1)	Realized and unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

(3)	Ending balance Includes total unrealized valuation gains of $351 million attributable to two of our portfolio companies, FireEye and Twitter.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2014:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$111,856	$22,621
Other venture capital investments	(15)	526
Other securities	78,968	—
Total non-marketable and other securities (fair value accounting) (1)	190,809	23,147
Other assets:
Equity warrant assets (2)	3,782	1,181
Total unrealized gains, net	$194,591	$24,328
Unrealized gains attributable to noncontrolling interests	$176,085	$21,187

(1)	Unrealized gains (losses) are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Unrealized gains (losses) are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2014. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
March 31, 2014:
Other venture capital investments (fair value accounting)	$28,306	Private company equity pricing	(1)	(1)
Other securities	362,487	Modified stock price	Sales restrictions discount (2)	10.1%
Equity warrant assets (public portfolio)	9,128	Modified Black-Scholes option pricing model	Volatility	42.3%
			Risk-Free interest rate	1.9%
			Sales restrictions discount (2)	14.1%
Equity warrant assets (private portfolio)	78,514	Modified Black-Scholes option pricing model	Volatility	39.8%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	22.5%
			Remaining life assumption (4)	45.0%
December 31, 2013:
Other venture capital investments (fair value accounting)	32,839	Private company equity pricing	(1)	(1)
Other securities	319,249	Modified stock price	Sales restrictions discount (2)	12.0%
Equity warrant assets (public portfolio)	24,217	Modified Black-Scholes option pricing model	Volatility	41.3%
			Risk-Free interest rate	1.7%
			Sales restrictions discount (2)	13.7%
Equity warrant assets (private portfolio)	75,674	Modified Black-Scholes option pricing model	Volatility	40.1%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	22.5%
			Remaining life assumption (4)	45.0%

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

(2)
We adjust quoted market prices of public companies, which are subject to certain sales restrictions. Sales restriction discounts generally range from 10 percent to 20 percent depending on the duration of the sales restrictions, which typically range from 3 to 6 months.

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At March 31, 2014, the weighted average contractual remaining term was 6.2 years, compared to our estimated remaining life of 2.8 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three months ended March 31, 2014 and 2013, we did not have any material transfers between Level 2 and Level 1. Transfers from Level 3 to Level 1 for the three months ended March 31, 2014 included $16.0 million as a result of the expiration of lockup and other restrictions on certain of our other securities. Transfers from Level 3 to Level 2 for the three months ended March 31, 2013 include $3.6 million due to the IPO of one of our portfolio companies, which was previously included in our non-marketable securities portfolio.
All transfers from Level 3 to Level 2 for the three months ended March 31, 2014 and 2013 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Short-Term Borrowings
Short-term borrowings at both March 31, 2014 and December 31, 2013 included cash collateral received from our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at March 31, 2014 and December 31, 2013 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to hedge accounting associated with the note.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at March 31, 2014 and December 31, 2013. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2014 and December 31, 2013:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2014:
Financial assets:
Cash and cash equivalents	$3,862,464	$3,862,464	$—	$—
Non-marketable and other securities (cost and equity method accounting)	383,300	—	—	469,899
Net commercial loans	9,698,039			9,876,872
Net consumer loans	1,012,327			1,068,082
FHLB and Federal Reserve Bank stock	40,632	—	—	40,632
Accrued interest receivable	70,384	—	70,384	—
Financial liabilities:
Other short-term borrowings	4,810	4,810	—	—
Non-maturity deposits (1)	25,327,648	25,327,648	—
Time deposits	149,257		149,261
5.375% Senior Notes	348,265	—	388,437	—
6.05% Subordinated Notes (2)	51,528	—	55,521	—
7.0% Junior Subordinated Debentures	54,977	—	52,289	—
Accrued interest payable	2,866	—	2,866	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	26,427
December 31, 2013:
Financial assets:
Cash and cash equivalents	$1,538,779	$1,538,779	$—	$—
Non-marketable and other securities (cost and equity method accounting)	378,309	—	—	447,783
Net commercial loans	9,796,878	—	—	9,935,917
Net consumer loans	966,622	—	—	1,005,080
FHLB and Federal Reserve Bank stock	40,632	—	—	40,632
Accrued interest receivable	67,772	—	67,772	—
Financial liabilities:
Other short-term borrowings	5,080	5,080	—	—
Non-maturity deposits (1)	22,259,119	22,259,119	—	—
Time deposits	213,860	—	213,874	—
5.375% Senior Notes	348,209	—	383,782	—
6.05% Subordinated Notes (2)	51,987	—	56,297	—
7.0% Junior Subordinated Debentures	55,020	—	51,915	—
Accrued interest payable	6,858	—	6,858	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	24,285

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At March 31, 2014 and December 31, 2013, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $6.0 million and $6.5 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2014:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments (1)	$976,922	$976,922	$436,465
Non-marketable and other securities (equity method accounting):
Other investments (2)	54,264	55,792	5,836
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	140,374	221,605	31,630
Total	$1,171,560	$1,254,319	$473,931

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $897 million and $431 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
SVB Financial has commitments under two partially-syndicated revolving line of credit facilities totaling $65 million to Gold Hill Capital 2008 LP, a venture debt fund, and an affiliated fund, for which SVB Financial has ownership interests. Of the $65 million, $16 million is syndicated to another lender. SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 2008 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The lines of credit are secured and bear an interest rate of national Prime plus one percent. The highest outstanding balance under SVB Financial's portion of the facility for the three months ended March 31, 2014 was $23 million. SVB Financial's portion of the outstanding balance was $23 million at both March 31, 2014 and December 31, 2013.
During the three months ended March 31, 2014, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectibility or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

16.	Subsequent Events
Update on Investments in FireEye

As of March 31, 2014, we held the following securities in FireEye: (i) approximately 309,000 shares of common stock issued pursuant to our exercise of certain warrants on March 4, 2014 (“Warrant Shares”), and (ii) approximately 5.5 million shares of common stock acquired through prior investments by our managed direct venture funds (“Fund Shares”).
Subsequent to March 31, 2014, we sold all of our Warrant Shares resulting in a realized pre-tax loss of $14 million. This loss reflects the decline in the market share price of FireEye from March 4, 2014 (the date of exercise of the FireEye warrants) to the date of sale of the Warrant Shares during the last week of April 2014. (Note that as of March 31, 2014, approximately $8.2 million of this loss was recorded in a separate component of Shareholders' equity reflecting the decline in value of the Warrant Shares from the date of exercise to March 31, 2014).

In addition, from March 31, 2014 to May 7, 2014, the market share price of FireEye’s common stock has decreased by approximately 53% from $61.57 to $28.65. Based on this decrease, we would expect a total decrease in the pre-tax valuation of our Fund Shares, subsequent to March 31, 2014 and through May 7, 2014, of approximately $150 million ($29 million, net of noncontrolling interests). (This is a non-GAAP financial measure. See reconciliation below.)

As such, on a combined basis, if FireEye’s stock price at June 30, 2014 were the same as its price of $28.65 as of close of business on May 7, 2014, the Company would expect to report a loss on its FireEye holdings of $43.0 million on a pre-tax basis.

Investment gains (or losses) relating to the remaining Fund Shares are subject to FireEye’s stock price, which is subject to market conditions and various other factors. Additionally, the gains (and losses) relating to the Fund Shares reported above are currently unrealized, and to the extent such gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and timing of any sales of securities, which are subject to our securities sales and governance processes and lock-up agreements (currently scheduled to expire during the second quarter of 2014).

The table below sets forth a reconciliation of the non-GAAP financial measure discussed above:

Non-GAAP losses on investments securities, net of noncontrolling interests (Dollars in millions)	Through May 7, 2014
GAAP losses on certain nonmarketable and other securities	$150
Less: losses attributable to noncontrolling interests, including carried interest	121
Non-GAAP losses on certain nonmarketable and other securities, net of noncontrolling interests	$29

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

▪
Projections of our net interest income, noninterest income, earnings per share, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, liquidity and capitalization or other financial items

▪	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions

▪	Forecasts of venture capital/private equity funding and investment levels

▪	Forecasts of future interest rates, economic performance, and income from investments

▪	Forecasts of expected levels of provisions for loan losses, loan growth and client funds

▪	Descriptions of assumptions underlying or relating to any of the foregoing
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

•	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

•	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity

•	The realization, timing, valuation and performance of equity or other investments, including the impact of changes in our valuation of our investments, such as FireEye and Twitter.

•	The likelihood that the market value of our temporarily impaired investments will recover

•	Our intent to sell our available-for-sale securities prior to recovery of our cost basis, or the likelihood of such

•	The impact on our interest income from mortgage prepayment levels as it relates to our premium amortization expense, and from changes in loan yields due to shifts in loan mix

•	Expected cash requirements for unfunded commitments to certain investments, including capital calls

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

•
Regulatory developments, including the nature and timing of the adoption and effectiveness of requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), new capital requirements and other applicable Federal, State and International laws and regulations, and any related impact on us

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
For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), as filed with the SEC. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2013 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.
Management’s Overview of First Quarter 2014 Performance
Overall, we had an outstanding first quarter of 2014, which was reflective of the strength of our clients and our business. We had net income available to common stockholders of $91.3 million and diluted EPS was $1.95. This compares to diluted EPS of $0.90 in the first quarter of 2013. In the first quarter of 2014, compared to the first quarter of 2013, we experienced strong growth in net interest income as a result of outstanding loan growth with a record high average balance of $10.8 billion. We also experienced strong growth in noninterest income as a result of exceptional gains on investment securities, net, and equity warrant assets. Included in our results for the first quarter of 2014 were pre-tax gains of $37 million from investment activity related to our FireEye holdings. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, also increased, reflecting growth from our existing and new clients. In addition, overall credit quality remained strong, we saw continued growth in fee income and our liquidity and capital ratios continued to remain strong overall.

First quarter 2014 results (compared to the first quarter 2013, where applicable) included:

▪	Continued strong growth in our lending business with record high average loan balances of $10.8 billion, an increase of $2.1 billion, or 24.0 percent.

▪
Average available-for-sale securities of $12.2 billion, an increase of $1.3 billion, or 12.5 percent. Period-end available-for-sale securities of $12.8 billion, an increase of $1.9 billion, or 17.7 percent.

▪	Average deposit balances of $23.7 billion, an increase of $4.9 billion, or 26.0 percent. Period-end deposit balances were $25.5 billion, an increase of $6.2 billion, or 31.9 percent.

▪
Average total client funds (including on-balance sheet deposits and off-balance sheet client investment funds) were $50.8 billion, an increase of $9.5 billion, or 23.0 percent. Period-end total client funds were $53.7 billion, an increase of $11.4 billion, or 27.0 percent.

▪
Net interest income (fully taxable equivalent basis) of $196.8 million, an increase of $33.2 million, or 20.3 percent, primarily due to an increase in interest income from loans and available-for-sale securities attributable to growth in average balances of $2.1 billion and $1.3 billion, respectively. This increase was partially offset by a decrease in the overall yield of our loan portfolio primarily resulting from the growth in our higher credit quality venture capital and private equity loan portfolio, and overall low market rate environment, as well as, the overall increased competition in the market.

▪
Net interest margin of 3.13 percent, compared to 3.25 percent, primarily reflective of a 20 basis point decrease in the overall yield of our loan portfolio. The decrease was largely offset by strong growth in average loan balances and a higher overall yield on our available-for-sale securities portfolio driven by higher reinvestment yields and lower amortization expense.

▪
Provision for loan losses of $0.5 million, compared to $5.8 million. The provision of $0.5 million for the first quarter of 2014 was primarily driven by net charge-offs of $19.8 million, offset by a $14.5 million decrease in the reserve for impaired loans and a $4.8 million decrease related to lower reserves due to improvement in the overall credit quality of gross performing loans.

▪
Non-GAAP core fee income (deposit service charges, letters of credit fees, credit card fees, lending related fees, client investment fees, and foreign exchange fees) of $50.9 million, an increase of $9.6 million, or 23.3 percent. This increase reflects increased client activity and continued growth in our business, primarily from foreign exchange fees, credit card fees and lending related fees. See “Results of Operations—Noninterest Income” for a description and reconciliation of non-GAAP core fee income.

▪
Non-GAAP net gains on investment securities, net of noncontrolling interests of $37.4 million, compared to $5.1 million. The increase was primarily related to strong IPO and M&A activity with the largest gains coming from FireEye, as noted below. See “Results of Operations—Noninterest Income—Gains on Investment Securities, Net” for further details and a reconciliation of non-GAAP net gains on investment securities, net of noncontrolling interests.

▪
Gains on equity warrant assets of $25.4 million, an increase of $21.9 million compared to $3.5 million. This increase was primarily driven by IPO and M&A activity, and included $15.2 million from a single warrant held in our client, FireEye, as noted below.

▪
FireEye gains on investment securities of $113.0 million ($21.8 million net of noncontrolling interests), $15.2 million from gains on equity warrant assets and an unrealized loss on available-for-sale securities of $8.2 million reflected as a $4.9 million decrease (net of tax) in other accumulated comprehensive loss in stockholders' equity. See Investment Securities section for details related to FireEye activity during the first quarter of 2014.

▪
Noninterest expense of $172.4 million, an increase of $23.4 million, or 15.7 percent. The increase was primarily due to increases in incentive compensation and other employee benefits as a result of our strong financial performance and an increase in average FTEs, as well as increased professional services expenses to support continued growth in our business and IT infrastructure initiatives. Average FTEs increased by 4.8 percent to 1,735 for the three months ended March 31, 2014, compared to 1,655 FTEs for the comparable 2013 period.

▪
Overall, our liquidity remained strong based on the attributes of our period-end available-for-sale securities portfolio, which totaled $12.8 billion at March 31, 2014. Our available-for-sale securities portfolio continued to be a good source of liquidity as it was invested in high quality investments and generated steady monthly cash flows. Additionally, our available-for-sale securities portfolio continued to provide us with the ability to secure wholesale borrowings, as needed.

A summary of our performance for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data and ratios)	2014	2013	% Change
Income Statement:
Diluted earnings per share	$1.95	$0.90	116.7%
Net income available to common stockholders	91,301	40,891	123.3
Net interest income	196,328	163,169	20.3
Net interest margin	3.13%	3.25%	(12)	bps
Provision for loan losses	$494	$5,813	(91.5)%
Noninterest income	310,225	78,604	NM
Noninterest expense	172,436	149,014	15.7
Non-GAAP core fee income (1)	50,946	41,321	23.3
Non-GAAP noninterest income, net of noncontrolling interests (1)	123,507	56,114	120.1
Non-GAAP noninterest expense, net of noncontrolling interests (2)	169,115	146,154	15.7
Balance Sheet:
Average loans, net of unearned income	$10,767,684	$8,680,917	24.0%
Average noninterest-bearing demand deposits	16,880,520	13,386,501	26.1
Average interest-bearing deposits	6,795,928	5,399,012	25.9
Average total deposits	23,676,448	18,785,513	26.0
Earnings Ratios:
Return on average assets (annualized) (3)	1.33%	0.74%	79.7%
Return on average SVBFG stockholders’ equity (annualized) (4)	17.63	8.89	98.3
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.13%	1.26%	(13)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.07	1.18	(11)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.79	0.26	53
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.74	0.20	54
Capital Ratios:
Total risk-based capital ratio	13.41%	14.59%	(118)	bps
Tier 1 risk-based capital ratio	12.35	13.30	(95)
Tier 1 leverage ratio	7.99	8.39	(40)
Tangible common equity to tangible assets (5)	7.05	8.26	(121)
Tangible common equity to risk-weighted assets (5)	12.17	13.94	(177)
Bank total risk-based capital ratio	11.47	13.01	(154)
Bank tier 1 risk-based capital ratio	10.39	11.70	(131)
Bank tier 1 leverage ratio	6.72	7.35	(63)
Bank tangible common equity to tangible assets (5)	6.20	7.62	(142)
Bank tangible common equity to risk-weighted assets (5)	10.29	12.45	(216)
Other Ratios:
Operating efficiency ratio (6)	34.01%	61.52%	(44.7)%
Non-GAAP operating efficiency ratio (2)	52.81	66.53	(20.6)
Book value per common share (7)	$45.59	$41.85	8.9
Other Statistics:
Average full-time equivalent employees	1,735	1,655	4.8%
Period-end full-time equivalent employees	1,737	1,663	4.4

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.

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
There have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2013 Form 10-K.
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

	2014 Compared to 2013
	Three months ended March 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$1,133	$(216)	$917
Available-for-sale securities (taxable)	5,998	2,670	8,668
Available-for-sale securities (non-taxable)	(30)	26	(4)
Loans, net of unearned income	28,845	(4,417)	24,428
Increase (decrease) in interest income, net	35,946	(1,937)	34,009
Interest expense:
NOW deposits	14	5	19
Money market deposits	999	(82)	917
Money market deposits in foreign offices	18	—	18
Time deposits	(10)	(63)	(73)
Sweep deposits in foreign offices	(28)	—	(28)
Total increase (decrease) in deposits expense	993	(140)	853
Short-term borrowings	(28)	—	(28)
5.375% Senior Notes	—	7	7
Junior Subordinated Debentures	—	7	7
6.05% Subordinated Notes	(5)	17	12
Total (decrease) increase in borrowings expense	(33)	31	(2)
Increase (decrease) in interest expense, net	960	(109)	851
Increase (decrease) in net interest income	$34,986	$(1,828)	$33,158
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended March 31, 2014 and 2013
Net interest income increased by $33.2 million to $196.8 million for the three months ended March 31, 2014, compared to $163.6 million for the comparable 2013 period. Overall, we saw an increase in our net interest income primarily due to higher average loan and available-for-sale securities balances and higher overall yield on our on available-for-sale securities portfolio, primarily from higher reinvestment yields and lower premium amortization expense. These increases were partially offset by lower overall loan yield.
The main factors affecting interest income and interest expense for the three months ended March 31, 2014, compared to the comparable 2013 period are discussed below:

•	Interest income for the three months ended March 31, 2014 increased by $34.0 million primarily due to:

◦
A $24.5 million increase in interest income on loans to $148.2 million for the three months ended March 31, 2014, compared to $123.7 million for the comparable 2013 period. This increase was reflective of an increase in average loan balances of $2.1 billion, partially offset by a decrease in our overall yield on our loan portfolio. The decrease in the overall loan yield was primarily due to a shift in the mix of our loan portfolio with higher growth in our lower-yielding venture capital/private equity loan portfolio, lower rates on existing and new capital call lines as a result of increased competition and a generally low market rate environment.

◦
An $8.7 million increase in interest income on available-for-sale securities to $55.6 million for the three months ended March 31, 2014, compared to $47.0 million for the comparable 2013 period. The increase was reflective of an increase in average available-for-sale securities balances of $1.3 billion as a result of deposit growth. In addition, overall yield in our available-for-sale securities portfolio increased 9 basis points to 1.84 percent, primarily attributable to higher reinvestment yields and an increased yield impact from lower premium amortization expense. As of March 31, 2014, the remaining unamortized premium balance, net of discounts, on our available-for-sale securities portfolio was $39 million, compared to $106 million for the comparable 2013 period.

•	Interest expense for the three months ended March 31, 2014 increased to $8.7 million, compared to $7.8 million for the comparable 2013 period. The items impacting interest expense were as follows:

◦	An increase in interest expense from interest-bearing deposits of $0.9 million, mainly attributable to growth of our average money market deposits of $1.5 billion.

◦	Interest expense from our long-term debt remained relatively flat at $5.8 million.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 12 basis points to 3.13 percent for the three months ended March 31, 2014, compared to 3.25 percent for the comparable 2013 period. The decrease in our net interest margin was primarily reflective of a 20 basis point decrease due to a decline in the overall yield of our loan portfolio, partially offset by a 9 basis point yield increase from our available-for-sale securities as a result of the $1.4 billion growth in average deposits during the three months ended March 31, 2014.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2014 and 2013:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2014 and 2013

	Three months ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,482,190	$1,636	0.27%	$822,418	$719	0.35%
Available-for-sale securities: (2)
Taxable	12,167,143	54,420	1.81	10,803,735	45,752	1.72
Non-taxable (3)	81,782	1,225	6.07	83,811	1,229	5.95
Total loans, net of unearned income (4) (5)	10,767,684	148,172	5.58	8,680,917	123,744	5.78
Total interest-earning assets	25,498,799	205,453	3.27	20,390,881	171,444	3.41
Cash and due from banks	264,478			279,179
Allowance for loan losses	(141,073)			(115,486)
Other assets (6)	2,145,429			1,759,985
Total assets	$27,767,633			$22,314,559
Funding sources:
Interest-bearing liabilities:
NOW deposits	$150,737	$136	0.37%	$135,436	$117	0.35%
Money market deposits	4,582,863	2,412	0.21	3,043,021	1,495	0.20
Money market deposits in foreign offices	191,715	46	0.10	115,659	28	0.10
Time deposits	168,050	100	0.24	172,401	173	0.41
Sweep deposits in foreign offices	1,702,563	210	0.05	1,932,495	238	0.05
Total interest-bearing deposits	6,795,928	2,904	0.17	5,399,012	2,051	0.15
Short-term borrowings	4,984	—	—	74,939	28	0.15
5.375% Senior Notes	348,229	4,828	5.62	348,013	4,821	5.62
Junior Subordinated Debentures	55,005	839	6.19	55,181	832	6.11
6.05% Subordinated Notes	51,968	125	0.98	54,282	113	0.84
Total interest-bearing liabilities	7,256,114	8,696	0.49	5,931,427	7,845	0.54
Portion of noninterest-bearing funding sources	18,242,685			14,459,454
Total funding sources	25,498,799	8,696	0.14	20,390,881	7,845	0.16
Noninterest-bearing funding sources:
Demand deposits	16,880,520			13,386,501
Other liabilities	396,203			359,913
SVBFG stockholders’ equity	2,099,819			1,866,310
Noncontrolling interests	1,134,977			770,408
Portion used to fund interest-earning assets	(18,242,685)			(14,459,454)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$27,767,633			$22,314,559
Net interest income and margin		$196,757	3.13%		$163,599	3.25%
Total deposits	$23,676,448			$18,785,513
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(429)			(430)
Net interest income, as reported		$196,328			$163,169

(1)
Includes average interest-earning deposits in other financial institutions of $317 million and $176 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, balances also include $2.0 billion and $0.4 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $24.3 million and $16.8 million for the three months ended March 31, 2014 and 2013, respectively.

(6)
Average investment securities of $1.6 billion and $1.4 billion for the three months ended March 31, 2014 and 2013, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Allowance for loan losses, beginning balance	$142,886	$110,651
Provision for loan losses	494	5,813
Gross loan charge-offs	(21,150)	(5,626)
Loan recoveries	1,312	1,367
Allowance for loan losses, ending balance	$123,542	$112,205
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.02%	0.26%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.79	0.26
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.74	0.20
Allowance for loan losses as a percentage of period-end total gross loans	1.13	1.26
Period-end total gross loans	$10,920,482	$8,922,829
Average total gross loans	10,852,905	8,755,699
Our provision for loan losses was $0.5 million for the three months ended March 31, 2014, compared to a provision of $5.8 million for the comparable 2013 period. The provision of $0.5 million was primarily driven by $19.8 million in net charge-offs, offset by a $14.5 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments, and a decrease of $4.8 million related to lower reserves due to improvement in the overall credit quality of gross performing loans. The provision of $5.8 million for the three months ended March 31, 2013 was primarily attributable to net charge-offs of $4.3 million, as well as a nominal increase in the reserve percentage for our performing loans.
Gross loan charge-offs of $21.2 million for the first quarter of 2014 primarily comprised of loans that had been previously impaired and reserved for in the fourth quarter of 2013. These included $12.2 million of charge-offs from three hardware loans, of which $6.3 million was reserved for in the fourth quarter of 2013, and $7.3 million from two software loans, which were fully reserved for in the fourth quarter of 2013. The remaining charge-offs were primarily from our life sciences portfolio. Loan recoveries of $1.3 million for the three months ended March 31, 2014 were largely driven by recoveries from our hardware portfolio, resulting in net loan charge-offs of $19.8 million, or 0.74 percent of average total gross loans, compared to net charge offs of $4.3 million, or 0.20 percent of average total gross loans for the comparable 2013 period. The increase in net charge offs, as a percentage of average total gross loans, of 54 basis points was a result of the charge off of a few specific loans that were previously impaired and reserved for, as noted above.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income
A summary of noninterest income for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Non-GAAP core fee income:
Foreign exchange fees	$17,196	$14,196	21.1%
Credit card fees	10,282	7,448	38.1
Deposit service charges	9,607	8,793	9.3
Lending related fees (1)	6,303	3,974	58.6
Letters of credit and standby letters of credit income	4,140	3,435	20.5
Client investment fees	3,418	3,475	(1.6)
Total non-GAAP core fee income (2)	50,946	41,321	23.3
Gains on investment securities, net	223,912	27,438	NM
Gains on derivative instruments, net	24,167	10,292	134.8
Other	11,200	(447)	NM
Total noninterest income	$310,225	$78,604	NM

NM - Not meaningful

(1)
Lending related fees consists of fee income associated with credit commitments such as unused commitment fees, syndication fees and other loan processing fees and, historically, has been included in other noninterest income. Prior period amounts have been reclassified to conform with the current period presentation.

(2)	The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
GAAP noninterest income (as reported)	$310,225	$78,604	NM
Less: gains on investment securities, net	223,912	27,438	NM
Less: gains on derivative instruments, net	24,167	10,292	134.8
Less: other noninterest income	11,200	(447)	NM
Non-GAAP core fee income (1)	$50,946	$41,321	23.3

NM - Not meaningful

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.
Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Debt Fund Investments, the entire income or loss from funds where we own significantly less than 100% of the investment. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the non-GAAP tables presented below for noninterest income and net gains on investment securities exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests:

	Three months ended March 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2014	2013	% Change
GAAP noninterest income (as reported)	$310,225	$78,604	NM
Less: income attributable to noncontrolling interests, including carried interest	186,718	22,490	NM
Non-GAAP noninterest income, net of noncontrolling interests	$123,507	$56,114	120.1

NM - Not meaningful
Gains on Investment Securities, Net
Net gains on investment securities include both gains from our non-marketable and other securities, as well as gains from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale securities portfolio is primarily a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Though infrequent, the sale of investments from our available-for-sale portfolio results in net gains or losses on investment securities, and is within the guidelines of our investment policy of managing our liquidity position and interest rate risk.
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, venture debt funds and private and public portfolio companies. We experience variability in the performance of our non-marketable and other securities from quarter to quarter, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, or changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains from investment securities and as such our results for a particular period are not necessarily indicative of our expected performance in a future period.
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these securities may be subject to, the actual sales of securities and the timing of such actual sales.
For the three months ended March 31, 2014, we had net gains on investment securities of $223.9 million, compared to $27.4 million for the comparable 2013 period. Gains on investment securities, net of noncontrolling interests, were $37.4 million for the three months ended March 31, 2014, compared to $5.1 million for the comparable 2013 period.
The gains, net of noncontrolling interests, of $37.4 million for the three months ended March 31, 2014 were primarily driven by the following:

•	Gains of $20.6 million from our managed direct venture funds, driven by the continued strong stock performance of public companies (including FireEye) during the first quarter.

•	Gains of $10.0 million from our managed funds of funds, primarily related to unrealized valuation increases from two of our funds of funds.

•	Gains of $3.7 million from our strategic and other investments, primarily driven by strong distributions from strategic venture capital fund investments.

•	Gains of $3.0 million from our investments in debt funds, primarily from unrealized valuation increases from the investments within the funds.
The following tables provide a summary of non-GAAP net gains on investment securities, net of noncontrolling interests, for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended March 31, 2014
Total gains on investment securities, net	$111,448	$105,702	$3,001	$60	$3,701	$223,912
Less: income (losses) attributable to noncontrolling interests, including carried interest	101,451	85,114	(13)	—	—	186,552
Non-GAAP net gains on investment securities, net of noncontrolling interests	$9,997	$20,588	$3,014	$60	$3,701	$37,360
Three months ended March 31, 2013
Total gains (losses) on investment securities, net	$22,802	$1,856	$1,753	$(45)	$1,072	$27,438
Less: income (losses) attributable to noncontrolling interests, including carried interest	20,802	1,496	(2)	—	—	22,296
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	2,000	360	1,755	(45)	1,072	5,142
Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Equity warrant assets (1)
Gains on exercises, net	$18,402	$814	NM
Cancellations and expirations	(87)	(104)	(16.3)
Changes in fair value	7,058	2,795	152.5
Net gains on equity warrant assets	25,373	3,505	NM
Gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (2)	302	49	NM
(Losses) gains on internal foreign exchange forward contracts, net (3)	(1,029)	6,200	(116.6)
Total (losses) gains on foreign exchange forward contracts, net	(727)	6,249	(111.6)
Changes in fair value of interest rate swaps	(12)	60	(120.0)
Net (losses) gains on other derivatives (4)	(467)	478	(197.7)
Gains on derivative instruments, net	$24,167	$10,292	134.8

 NM—Not meaningful

(1)	At March 31, 2014, we held warrants in 1,343 companies, compared to 1,282 companies at March 31, 2013.

(2)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades.

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
Net gains on derivative instruments were $24.2 million for the three months ended March 31, 2014, compared to net gains of $10.3 million for the comparable 2013 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $25.4 million for the three months ended March 31, 2014, compared to $3.5 million for the comparable 2013 period. The increase was primarily due to net gains of $18.4 million from the exercise of equity warrant assets for the three months ended March 31, 2014, primarily reflective of $15.2 million in gains from the exercise of FireEye equity warrants, compared to $0.8 million for the comparable period. Additionally, net gains of $7.1 million came from changes in warrant valuations driven by valuation increases from IPO and M&A activity, primarily consisting of unrealized valuation gains from holdings in existing public companies in our equity warrant portfolio, compared to net gains of $2.8 million for the comparable 2013 period.

•
Net losses of $1.0 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the three months ended March 31, 2014, compared to net gains of $6.2 million for the comparable 2013 period. The losses for the three months ended March 31, 2014 were primarily attributable to the weakening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by gains of $1.0 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Foreign Exchange Fees
Foreign exchange fees were $17.2 million for the three months ended March 31, 2014, compared to $14.2 million for the comparable 2013 period. The increase was primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes.
Credit Card Fees
Credit card fees were $10.3 million for the three months ended March 31, 2014, compared to $7.4 million for the comparable 2013 period. The increase reflects increased client awareness of our credit card products and custom payment solutions, which has resulted in new credit card clients and an increase in client activity.
Lending Related Fees
Lending related fees were $6.3 million for the three months ended March 31, 2014, compared to $4.0 million for the comparable 2013 period. The increase was primarily due to an increase in unused commitment fees as our loan commitments available for funding balance increased from $9 billion to $12 billion.
Client Investment Fees
Client investment fees were $3.4 million for the three months ended March 31, 2014, compared to $3.5 million for the comparable 2013 period. The decrease was reflective of lower margins earned on certain products owing to the overall low rates in the short-term fixed income markets. There was an increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, as well as our sweep product. The increases in average balances were partially offset by historically low yields on certain products. The following table summarizes average client investment funds for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars in millions)	2014	2013	% Change
Client directed investment assets (1)	$7,182	$6,898	4.1%
Client investment assets under management (2)	13,513	11,309	19.5
Sweep money market funds	6,440	4,283	50.4
Total average client investment funds (3)	$27,135	$22,490	20.7

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at March 31, 2014 and December 31, 2013:

(Dollars in millions)	March 31, 2014	December 31, 2013	% Change
Client directed investment assets	7,395	7,073	4.6%
Client investment assets under management	14,330	12,677	13.0
Sweep money market funds	6,513	6,613	(1.5)
Total period-end client investment funds	28,238	26,363	7.1
Other Noninterest Income
A summary of other noninterest income for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Fund management fees	2,755	2,769	(0.5)
Service-based fee income	2,027	1,804	12.4
Gains (losses) on revaluation of foreign currency instruments (1)	978	(7,064)	(113.8)
Currency revaluation (losses) gains (2)	278	(55)	NM
Other (3)	5,162	2,099	145.9
Total other noninterest income (loss)	$11,200	$(447)	NM

NM—Not meaningful

(1)
Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash. These instruments partially offset the impact of changes in internal foreign exchange forward contracts. Refer to internal foreign exchange forward contracts, net included within gains on derivative instruments as noted above.

(2)
Includes the revaluation of foreign currency denominated financial statements of certain funds. Included in these amounts were gains of $0.2 million for both the three months ended March 31, 2014 and 2013, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

(3)
Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income. For the three month period ended March 31, 2014, this amount also includes $3.0 million in gains from certain holdings from our India operations.

Other noninterest income was $11.2 million for the three months ended March 31, 2014, compared to a loss of $0.4 million for the comparable 2013 period. The increase of $11.6 million for the three month period was primarily due to gains on the revaluation of foreign currency instruments of $1.0 million for the three months ended March 31, 2014, compared to a loss of $7.1 million for the comparable 2013 period. The gain was primarily attributable to the weakening of the U.S. Dollar against the Euro and Pound Sterling, and was offset by net losses of $1.0 million on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income on the line item "gains on derivative instruments" as noted above.

Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Compensation and benefits	$102,507	$88,704	15.6%
Professional services	21,189	17,160	23.5
Premises and equipment	11,582	10,725	8.0
Business development and travel	10,194	8,272	23.2
Net occupancy	7,320	5,767	26.9
FDIC assessments	4,128	3,382	22.1
Correspondent bank fees	3,203	3,055	4.8
Provision for unfunded credit commitments	1,123	2,014	(44.2)
Other	11,190	9,935	12.6
Total noninterest expense	$172,436	$149,014	15.7
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

	Three months ended March 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2014	2013	% Change
GAAP noninterest expense	$172,436	$149,014	15.7%
Less: amounts attributable to noncontrolling interests	3,321	2,860	16.1
Non-GAAP noninterest expense, net of noncontrolling interests	$169,115	$146,154	15.7
GAAP taxable equivalent net interest income	$196,757	$163,599	20.3
Less: income attributable to noncontrolling interests	8	24	(66.7)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$196,749	$163,575	20.3
GAAP noninterest income	$310,225	$78,604	NM
Non-GAAP noninterest income, net of noncontrolling interests	123,507	56,114	120.1
GAAP taxable equivalent revenue	$506,982	$242,203	109.3
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$320,256	$219,689	45.8
GAAP operating efficiency ratio	34.01%	61.52%	(44.7)
Non-GAAP operating efficiency ratio (1)	52.81%	66.53%	(20.6)

NM - Not meaningful

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Compensation and benefits
Salaries and wages	$44,353	$39,323	12.8%
Incentive compensation & ESOP	26,448	22,193	19.2
Other employee benefits (1)	31,706	27,188	16.6
Total compensation and benefits	$102,507	$88,704	15.6
Period-end full-time equivalent employees	1,737	1,663	4.4
Average full-time equivalent employees	1,735	1,655	4.8

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $102.5 million for the three months ended March 31, 2014, compared to $88.7 million for the comparable 2013 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $5.0 million in salaries and wages expense, primarily due to an increase in the number of average FTEs. Average FTEs increased by 80 to 1,735 FTEs for the three months ended March 31, 2014, compared to 1,655 FTEs for the comparable 2013 period, primarily to support our product development, operational and sales and advisory teams, as well as to support our commercial banking operations and initiatives.

•
An increase of $4.5 million in other employee benefits, primarily due to warrant incentive program plan expense resulting from the gains recorded on our equity warrant assets during the first quarter of 2014, and share-based plan expense primarily as a result of the increase in the valuation of our common stock. The remaining increases related to various other employee benefits.

•
An increase of $4.3 million in incentive compensation and ESOP expense, primarily reflective of our strong performance in the first quarter of 2014 and our current expectation that we will exceed our internal performance targets for 2014.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $34.8 million for the three months ended March 31, 2014, compared to $27.9 million for the comparable 2013 period. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $21.2 million for the three months ended March 31, 2014, compared to $17.2 million for the comparable 2013 period. The increase was primarily due to increased consulting fees related to our ongoing business and IT infrastructure initiatives.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $1.1 million for the three months ended March 31, 2014, compared to a provision of $2.0 million for the comparable 2013 period. The provision of $1.1 million for the three months ended March 31, 2014 was primarily reflective of a decrease in the reserve rate applied to our unfunded credit commitments due to improved credit performance across our client portfolio.

Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Client services	$2,359	$1,935	21.9%
Data processing services	2,227	1,912	16.5
Tax credit fund amortization	2,028	1,317	54.0
Telephone	1,748	1,557	12.3
Postage and supplies	769	538	42.9
Dues and publications	497	458	8.5
Other	1,562	2,218	(29.6)
Total other noninterest expense	$11,190	$9,935	12.6

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Net interest income (1)	$(8)	$(24)	(66.7)%
Noninterest income (1)	(202,138)	(23,288)	NM
Noninterest expense (1)	3,321	2,860	16.1
Carried interest (2)	15,420	798	NM
Net income attributable to noncontrolling interests	$(183,405)	$(19,654)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income earned by us as the general partner of certain consolidated funds.
Income Taxes
Our effective income tax expense rate was 39.2 percent for both the three months ended March 31, 2014, and March 31, 2013. The components of our tax rate are consistent for the first quarter of 2014 and 2013.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three months ended March 31, 2014 and 2013:
Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Net interest income	$175,703	$148,936	18.0%
Provision for loan losses	(807)	(6,207)	(87.0)
Noninterest income	58,637	46,541	26.0
Noninterest expense	(121,925)	(104,339)	16.9
Income before income tax expense	$111,608	$84,931	31.4
Total average loans, net of unearned income	$9,762,802	$7,868,587	24.1
Total average assets	25,571,787	20,540,835	24.5
Total average deposits	22,878,150	18,302,877	25.0

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $111.6 million for the three months ended March 31, 2014, compared to $84.9 million for the comparable 2013 period. Income before income tax expense was primarily driven by higher interest income due to strong average loan growth and benefited from a lower provision for loan losses as the quality of the loan portfolio continued to improve. The key components of GCB's performance for the three months ended March 31, 2014 compared to the comparable 2013 period are discussed below:
Net interest income from our GCB increased by $26.8 million for the three months ended March 31, 2014, primarily due to a $24.9 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $9.0 million increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a $5.7 million decrease in the FTP earned for deposits from decreases in market interest rates. FTP earned for loans remained relatively flat.
GCB had a provision for loan losses of $0.8 million for the three months ended March 31, 2014, compared to $6.2 million for the comparable 2013 period. The provision of $0.8 million for the three months ended March 31, 2014 was primarily attributable to net charge-offs, a decrease in our reserve for impaired loans due to repayments on impaired loan balances and improvement in the overall credit quality of gross performing loans. The provision of $6.2 million for the three months ended March 31, 2013 was primarily attributable to net charge-offs and period-end loan growth.
Noninterest income increased by $12.1 million for the three months ended March 31, 2014, primarily related to higher foreign exchange fees, credit card fees and unused commitment fees. The increase in foreign exchange fees was primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes. The increase in credit card fees was primarily due to increases in client volumes and the addition of new credit card clients. The increase in unused commitment fees was primarily due to an increase in unfunded credit commitments.
Noninterest expense increased by $17.6 million for the three months ended March 31, 2014, primarily due to increases in compensation and benefits expenses related to our incentive plan and salaries and wages expenses. The increase in our incentive compensation plans expenses was primarily related to our strong performance in the first quarter of 2014 and our current expectation that we will exceed our internal performance targets for 2014. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at our GCB, which increased by 74 to 1,416 FTEs for the three months ended March 31, 2014, compared to 1,342 FTEs for the comparable 2013 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.
SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Net interest income	$6,892	$6,104	12.9%
Reduction of loan losses	313	394	(20.6)
Noninterest income	274	234	17.1
Noninterest expense	(2,495)	(1,931)	29.2
Income before income tax expense	$4,984	$4,801	3.8
Total average loans, net of unearned income	$1,049,901	$844,807	24.3
Total average assets	967,873	850,084	13.9
Total average deposits	745,083	470,673	58.3
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net interest income from SVB Private Bank increased by $0.8 million for the three months ended March 31, 2014, primarily due to a $1.4 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. This increase was partially offset by a decrease in the FTP earned for deposits due to deposit growth as well as a decrease in the FTP earned for deposits from decreases in market interest rates.
The increase in noninterest expense was primarily driven by expenses related to our new Wealth Advisory practice.
SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2014	2013	% Change
Net interest income	$14	$1	NM
Noninterest income	37,672	5,441	NM
Noninterest expense	(2,635)	(2,386)	10.4
Income before income tax expense	$35,051	$3,056	NM
Total average assets	$340,990	$238,743	42.8

NM - Not meaningful
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
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Noninterest income increased by $32.2 million to $37.7 million for the three months ended March 31, 2014, primarily due to higher net gains on investment securities and the related carried interest. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $34.3 million for the three months ended March 31, 2014, compared to net gains of $3.0 million for the comparable 2013 period. The net gains on investment securities of $34.3 million for the three months ended March 31, 2014 were primarily driven by unrealized valuation increases and carried interest allocations in two of our managed direct venture funds, related to FireEye, as well as unrealized valuation increases from two of our funds of funds.

•	Fund management fees of $2.8 million for both the three months ended March 31, 2014 and 2013.
Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $29.7 billion at March 31, 2014, an increase of $3.3 billion, or 12.5 percent, compared to $26.4 billion at December 31, 2013. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $3.9 billion at March 31, 2014, an increase of $2.4 billion, or 160.0 percent, compared to $1.5 billion at December 31, 2013. The increase was primarily reflective of a $4.9 billion increase in average deposits, offset by an increase of $1.3 billion in average available-for-sale securities and $2.1 billion in average loans.
As of March 31, 2014 and December 31, 2013, $3.0 billion and $715 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $391 million and $300 million, respectively.
Investment Securities
Investment securities totaled $14.6 billion at March 31, 2014, an increase of $1.0 billion, or 7.6 percent, compared to $13.6 billion at December 31, 2013. Our investment securities portfolio consists of both an available-for-sale securities portfolio, which represents interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $1.0 billion included an increase of $0.8 billion in available-for-sale securities as well as an increase of $0.2 billion in non-marketable and other securities. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Available-for-sale securities were $12.8 billion at March 31, 2014, an increase of $0.8 billion, or 7.1 percent, compared to $12.0 billion at December 31, 2013. The increase was primarily due to purchases of new investments of $1.5 billion, partially offset by paydowns, scheduled maturities and called maturities of $694 million. The purchases of new investments of $1.5 billion were primarily comprised of fixed-rate U.S. Treasury and agency-issued mortgage securities.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At March 31, 2014 and December 31, 2013, our estimated portfolio duration was 3.3 years.

We continually evaluate our investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect performance and / or the level of interest rate risk to which we are exposed. These evaluations may cause us to change the level of funds we deploy into investment securities, change the composition of our investment securities portfolio, as well as consider changes to the designation of our investment securities between the available-for-sale and held-to-maturity investment categories. As such, during the second quarter of 2014, we expect to re-designate for accounting purposes approximately 30% to 50% of the securities in our available for sale portfolio to the held to maturity category. This change would not alter the underlying economic terms of these securities and would not be expected to have any material impact on our results of operations. However, we do expect this to help mitigate the impact on tangible book value in an increasing interest rate environment.

Securities classified as available for sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of shareholders equity. Securities classified as held to maturity are accounted for at cost with no adjustments for changes in fair value. For securities transferred into the held to maturity category from the available for sale category, any unrealized gain or loss at the date of transfer will continue to be reported in a separate component of shareholders equity, but would be amortized over the remaining life of the security as an adjustment of yield.
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

Non-marketable and other securities were $1.8 billion at March 31, 2014, an increase of $0.2 billion, or 11.0 percent, compared to $1.6 billion at December 31, 2013. The increase was primarily attributable to valuation gains in our managed funds of funds and managed direct venture funds, primarily driven by valuation gains in existing public portfolio holdings and fund investments during the first quarter of 2014, partially offset by the sale of a portion of our FireEye holdings in our managed direct venture funds for $47 million. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$976,922	$80,087	$862,972	$76,505
Other venture capital investments (2)	28,306	1,873	32,839	2,097
Other securities (fair value accounting) (3)	381,928	27,992	321,374	23,058
Non-marketable securities (equity method accounting):
Other investments	144,636	144,636	142,883	142,883
Low income housing tax credit funds	84,463	84,463	72,241	72,241
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	140,374	140,374	148,994	148,994
Other investments	13,827	13,827	14,191	14,191
Total non-marketable and other securities	$1,770,456	$493,252	$1,595,494	$479,969

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$27,134	$3,408	$29,104	$3,656
SVB Strategic Investors Fund II, LP	97,960	8,397	96,185	8,244
SVB Strategic Investors Fund III, LP	264,661	15,538	260,272	15,280
SVB Strategic Investors Fund IV, LP	291,989	14,599	226,729	11,337
Strategic Investors Fund V Funds	159,794	231	118,181	184
Strategic Investors Fund VI Funds	9,871	15	7,944	12
SVB Capital Preferred Return Fund, LP	60,159	12,965	59,028	12,722
SVB Capital—NT Growth Partners, LP	61,230	21,375	61,126	21,339
SVB Capital Partners II, LP	595	30	708	36
Other private equity fund	3,529	3,529	3,695	3,695
Total venture capital and private equity fund investments	$976,922	$80,087	$862,972	$76,505

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$6,520	$697	$6,564	$702
SVB Capital Partners II, LP	17,696	899	22,684	1,152
SVB Capital Shanghai Yangpu Venture Capital Fund	4,090	277	3,591	243
Total other venture capital investments	$28,306	$1,873	$32,839	$2,097

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. This amount primarily includes total unrealized gains of $351 million in two of our public portfolio companies, FireEye and Twitter, of which one portfolio company, FireEye, is currently subject to a lock-up agreement. The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which FireEye securities are subject, the actual sales of the securities and the timing of such actual sales.

Volcker Rule
Under the final rules of the Dodd-Frank Act, the Volcker Rule prohibitions and restrictions will apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank (including the SVB Capital funds).  SVB Financial maintains investments in certain venture capital and private equity funds that it did not organize; maintains investments in funds that it organized, which exceed three percent; and its aggregate investments in covered funds may exceed three percent of its Tier 1 capital.  SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds and to forego investment opportunities in certain funds in the future.  SVB Financial is generally required by the final rules to come into conformance with all these requirements by July 2015.  The time period to divest an investment that is not permitted by the final rule may be extended by the Federal Reserve Board, on a case-by-case basis, for up to two one-year extensions, and up to one additional five-year extension for investments that are considered illiquid.  We intend to seek the maximum extensions (up to July 2022) available to us.  However, there is no guaranty that the Federal Reserve Board will grant any of these extensions. If we are not successful in obtaining one or more of these extensions or if the Federal Reserve does not otherwise provide any relief of the restrictions under the Volcker Rule on a broader basis, we may be forced to divest certain of our investments on terms that may not be favorable to us.

We currently estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule restrictions, have, as of March 31, 2014, an aggregate carrying value of approximately $279 million (and an aggregate fair value of $361 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.

We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2013 Form 10-K.)

Investments in FireEye

As of March 31, 2014, we held the following securities in FireEye: (i) approximately 309,000 shares of common stock issued pursuant to our exercise of certain warrants during the first quarter of 2014 (“Warrant Shares”), and (ii) approximately 5.5 million shares of common stock acquired through prior investments by our managed direct venture funds (“Fund Shares”). With respect to our securities in FireEye, during the first quarter of 2014, we recognized:

•
A $15.2 million gain from the exercise and conversion of our warrants during the quarter as we exercised the warrants at a share price of $88.19 on March 4, 2014 compared to the December 31, 2013 price of $43.61. Subsequent to our exercise and conversion of our warrants to common stock, FireEye’s share price decreased to $61.57 as of March 31, 2014 resulting in a loss of $8.2 million, which is included as an unrealized loss in equity recorded in accumulated other comprehensive loss.

•
A $113.0 million ($21.8 million net of noncontrolling interests) gain from the sale of a portion of shares through FireEye’s follow-on equity offering in March 2014, and the increased valuation of the remaining shares from the December 31, 2013 market share price, held by our managed direct venture funds.

Subsequent to March 31, 2014, we sold all of our Warrant Shares resulting in a realized pre-tax loss of $14 million. This loss reflects the decline in the market share price of FireEye from March 4, 2014 (the date of exercise of the FireEye warrants) to the date of sale of the Warrant Shares during the last week of April 2014. (Note that as of March 31, 2014, approximately $8.2 million of this loss was recorded in a separate component of Shareholders' equity reflecting the decline in value of the Warrant Shares from the date of exercise to March 31, 2014).

In addition, from March 31, 2014 to May 7, 2014, the market share price of FireEye’s common stock has decreased by approximately 53% from $61.57 to $28.65. Based on this decrease, we would expect a total decrease in the pre-tax valuation of our Fund Shares, subsequent to March 31, 2014 and through May 7, 2014, of approximately $150 million ($29 million, net of noncontrolling interests). (This is a non-GAAP financial measure. See reconciliation below.)

As such, on a combined basis, if FireEye’s stock price at June 30, 2014 were the same as its price of $28.65 as of close of business on May 7, 2014, the Company would expect to report a loss on its FireEye holdings of $43.0 million on a pre-tax basis.

Investment gains (or losses) relating to the remaining Fund Shares are subject to FireEye’s stock price, which is subject to market conditions and various other factors. Additionally, the gains (and losses) relating to the Fund Shares reported above are currently unrealized, and to the extent such gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and timing of any sales of securities, which are subject to our securities sales and governance processes and lock-up agreements (currently scheduled to expire during the second quarter of 2014).

Non-GAAP losses on investments securities, net of noncontrolling interests (Dollars in millions)	Through May 7, 2014
GAAP losses on certain nonmarketable and other securities	$150
Less: losses attributable to noncontrolling interests, including carried interest	121
Non-GAAP losses on certain nonmarketable and other securities, net of noncontrolling interests	$29

Loans
Loans, net of unearned income were $10.8 billion at March 31, 2014, a decrease of $72.5 million, or 0.7 percent, compared to $10.9 billion at December 31, 2013. Unearned income was $87 million at March 31, 2014, compared to $89 million at December 31, 2013. Total gross loans were $10.9 billion at March 31, 2014, a decrease of $74.8 million, or 0.7 percent, compared to $11.0 billion at December 31, 2013. The decrease came primarily from our venture capital/private equity portfolio for capital call lines of credit. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$4,164,435	38.1%	$4,141,358	37.7%
Hardware	1,204,350	11.0	1,224,480	11.1
Venture capital/private equity	2,221,772	20.3	2,408,426	21.9
Life science	1,182,219	10.8	1,181,266	10.7
Premium wine	162,694	1.5	151,255	1.4
Other	296,345	2.8	291,630	2.7
Total commercial loans	9,231,815	84.5	9,398,415	85.5
Real estate secured loans:
Premium wine	541,084	5.0	515,942	4.7
Consumer	916,779	8.4	873,070	7.9
Other	30,833	0.3	31,033	0.3
Total real estate secured loans	1,488,696	13.7	1,420,045	12.9
Construction loans	98,606	0.9	77,165	0.7
Consumer loans	101,365	0.9	99,643	0.9
Total gross loans	$10,920,482	100.0%	$10,995,268	100.0%
Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of March 31, 2014:

	March 31, 2014
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$1,053,369	$654,905	$878,069	$912,594	$665,498	$4,164,435
Hardware	272,176	174,876	194,775	293,922	268,601	1,204,350
Venture capital/private equity	373,792	280,132	431,294	304,291	832,263	2,221,772
Life science	349,864	215,196	277,525	147,475	192,159	1,182,219
Premium wine (1)	74,986	38,272	23,924	25,512	—	162,694
Other	126,334	50,223	13,703	71,085	35,000	296,345
Commercial loans	2,250,521	1,413,604	1,819,290	1,754,879	1,993,521	9,231,815
Real estate secured loans:
Premium wine (1)	137,071	158,511	142,133	72,814	30,555	541,084
Consumer (2)	799,026	87,946	9,807	20,000	—	916,779
Other	2,500	5,000	—	23,333	—	30,833
Real estate secured loans	938,597	251,457	151,940	116,147	30,555	1,488,696
Construction loans	10,097	74,475	14,034	—	—	98,606
Consumer loans (2)	51,469	17,036	510	2,350	30,000	101,365
Total gross loans	$3,250,684	$1,756,572	$1,985,774	$1,873,376	$2,054,076	$10,920,482

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.
At March 31, 2014, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $3.9 billion, or 36.3 percent of our portfolio. These loans represented 124 clients, and of these loans, none were on nonaccrual status as of March 31, 2014.

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
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 9.9 percent of total gross loans at March 31, 2014, compared to 9.2 percent at December 31, 2013. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At March 31, 2014, our lending to venture capital/private equity firms represented 20.5 percent of total gross loans, compared to 21.9 percent of total gross loans at December 31, 2013. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At March 31, 2014, sponsor-led buyout loans represented 17.9 percent of total gross loans, compared to 12.5 percent of total gross loans at December 31, 2013. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk. The increase from December 31, 2013 to March 31, 2014 was primarily due to the use, by us, of an expanded definition for loans in the sponsor-led buyout loan portfolio.
At March 31, 2014, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.8 percent and 3.8 percent, respectively, of total gross loans, compared to 7.3 percent and 4.2 percent, respectively at December 31, 2013. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 40.0 percent of our outstanding total gross loan balances as of March 31, 2014 were to borrowers based in California compared to 39.7 percent as of December 31, 2013. Other than California, there are no states with gross loan balances greater than 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2013 Form 10-K.
Credit Quality Indicators
As of March 31, 2014, our criticized and impaired loans represented 5.6 percent of our total gross loans. This compares to 5.7 percent at December 31, 2013. The decrease in criticized loans was reflective of the overall improvement of the credit quality of our loan portfolio. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up 9.9 percent of our loan portfolio. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
Credit Quality and Allowance for Loan Losses
Nonperforming assets consist of loans on nonaccrual status, loans past due 90 days or more still accruing interest, and Other Real Estate Owned ("OREO") and other foreclosed assets. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Gross nonperforming, past due, and restructured loans:
Impaired loans	$24,989	$51,649
Loans past due 90 days or more still accruing interest	99	99
Total nonperforming loans	25,088	51,748
OREO and other foreclosed assets	1,878	1,001
Total nonperforming assets	$26,966	$52,749
Performing TDRs	$1,481	$403
Nonperforming loans as a percentage of total gross loans	0.23%	0.47%
Nonperforming assets as a percentage of total assets	0.09	0.20
Allowance for loan losses	$123,542	$142,886
As a percentage of total gross loans	1.13%	1.30%
As a percentage of total gross nonperforming loans	492.43	276.12
Allowance for loan losses for impaired loans	$6,776	$21,277
As a percentage of total gross loans	0.06%	0.19%
As a percentage of total gross nonperforming loans	27.01	41.12
Allowance for loan losses for total gross performing loans	$116,766	$121,609
As a percentage of total gross loans	1.07%	1.11%
As a percentage of total gross performing loans	1.07	1.11
Total gross loans	$10,920,482	$10,995,268
Total gross performing loans	10,895,394	10,943,520
Reserve for unfunded credit commitments (1)	31,110	29,983
As a percentage of total unfunded credit commitments	0.25%	0.26%
Total unfunded credit commitments (2)	$12,371,296	$11,470,722

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans decreased to 1.13 percent at March 31, 2014, compared to 1.30 percent at December 31, 2013. This decrease was driven by a decrease in reserves for impaired loans primarily due to repayments of impaired loans as well as the improvement in the credit quality of the gross performing loan portfolio. Our reserve percentage for performing loans decreased to 1.07 percent at March 31, 2014, compared to 1.11 percent at December 31, 2013, primarily due to continued strong performance of our performing loan portfolio.
Our nonperforming loans were $25.1 million at March 31, 2014, compared to $51.7 million at December 31, 2013. Our impaired loan balance decreased $27 million as a result of $22 million in repayments and $15 million in charge-offs, offset by $10 million in new impaired loans. The allowance for loan losses related to impaired loans was $6.8 million at March 31, 2014, compared to $21.3 million at December 31, 2013. The resolution of previously impaired loans contributed to a 17 basis point decrease to the allowance for loan losses as a percentage of period-end total gross loans.
Average impaired loans for the three months ended March 31, 2014 were $35.7 million, respectively, compared to $41.4 million for the comparable 2013 period. If the impaired loans had not been impaired, $0.4 million and $1.0 million in interest income would have been recorded for the three months ended March 31, 2014 and 2013, respectively.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013	% Change
Derivative assets, gross (1)	$110,309	$127,114	(13.2)%
Foreign exchange spot contract assets, gross	107,168	73,423	46.0
Accrued interest receivable	70,384	67,772	3.9
FHLB and Federal Reserve Bank stock	40,632	40,632	—
Deferred tax assets	39,946	68,237	(41.5)
Accounts receivable	22,997	15,773	45.8
Other assets	67,095	72,159	(7.0)
Total accrued interest receivable and other assets	$458,531	$465,110	(1.4)

(1)	See “Derivatives” section below.
Deferred Tax Assets
Our deferred taxes are in a net asset position as of March 31, 2014. The decrease of $28.3 million is primarily due to a deferred tax liability, recorded against our deferred tax asset, on unrecognized gains for certain investments and an increase in the fair value of our available-for-sale securities portfolio resulting from decreases in period-end market interest rates.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $33.7 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).
Accrued Interest Receivable
Accrued interest receivable consists of interest on our investment securities and loans. The increase of $2.6 million was primarily due to an increase in interest receivable on our loans due to an increase in our average loan portfolio as well as an increase in interest receivable on our investment securities from growth in our fixed income investment portfolio.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013	% Change
Assets:
Equity warrant assets	$91,135	$103,513	(12.0)%
Foreign exchange forward and option contracts	11,388	15,530	(26.7)
Interest rate swaps	6,025	6,492	(7.2)
Loan conversion options	290	314	(7.6)
Client interest rate derivatives	1,471	1,265	16.3
Total derivative assets	$110,309	$127,114	(13.2)
Liabilities:
Foreign exchange forward and option contracts	$(10,256)	$(12,617)	(18.7)
Client interest rate derivatives	(1,638)	(1,396)	17.3
Total derivative liabilities	$(11,894)	$(14,013)	(15.1)
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At March 31, 2014, we held warrants in 1,343 companies, compared to 1,320 companies at December 31, 2013. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$103,513	$74,272
New equity warrant assets	4,079	2,503
Non-cash increases in fair value	7,058	2,795
Exercised equity warrant assets (1)	(23,428)	(7,133)
Terminated equity warrant assets	(87)	(104)
Balance, end of period	$91,135	$72,333

(1) Includes $12.1 million from the exercise of our FireEye warrants during the three months ended March 31, 2014.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at March 31, 2014 and December 31, 2013 amounted to $1.1 million and $2.9 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.

Interest Rate Swaps
For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.

Deposits
Deposits were $25.5 billion at March 31, 2014, an increase of $3.0 billion, or 13.4 percent, compared to $22.5 billion at December 31, 2013. The increase was driven by increases in our noninterest-demand and money market deposits of $2.4 billion and $0.6 billion, respectively, primarily related to strong financing, IPO and M&A activity during the first quarter of 2014 resulting in increased balances from existing clients and also reflective of growth from new clients, including strong levels of early-stage and venture capital/private client additions. At March 31, 2014, 28.1 percent of our total deposits were interest-bearing deposits, compared to 29.3 percent at December 31, 2013.
At March 31, 2014, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $134 million, compared to $197 million at December 31, 2013. At March 31, 2014, all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $4.8 million at March 31, 2014, compared to $5.1 million at December 31, 2013. The decrease was due to a reduction in collateral to our counterparty for our interest rate swap agreement related to our 6.05% Subordinated Notes.
Long-Term Debt
Our long-term debt was $455 million at March 31, 2014 and December 31, 2013. As of both March 31, 2014 and December 31, 2013, long-term debt included our 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Other Liabilities
A summary of other liabilities at March 31, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013	% Change
Foreign exchange spot contract liabilities, gross	$147,104	$90,725	62.1%
Accrued compensation	42,447	117,134	(63.8)
Reserve for unfunded credit commitments	31,110	29,983	3.8
Derivative liabilities, gross (1)	11,894	14,013	(15.1)
Other	175,018	152,731	14.6
Total other liabilities	$407,573	$404,586	0.7

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $56 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $75 million was primarily the result of 2013 incentive compensation payouts during the first quarter of 2014, partially offset by additional accruals for the three months ended March 31, 2014.
Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $31 million at March 31, 2014, compared to $30 million at December 31, 2013, due primarily to a $0.9 billion increase in unfunded credit commitments during the first quarter of 2014.

Noncontrolling Interests
Noncontrolling interests totaled $1.3 billion and $1.1 billion at March 31, 2014 and December 31, 2013, respectively. The increase of $160 million was primarily due to net income attributable to noncontrolling interests of $183 million for the three months ended March 31, 2014, primarily from gains from investment securities and carried interest of $101 million from our managed funds of funds and $85 million from our managed direct venture funds.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$14,340,564	$1,455,357	$13,331,120	$1,314,951
As a percentage of total assets	48.3%	4.9%	50.5%	5.0%
Liabilities carried at fair value	$11,894	$—	$14,013	$—
As a percentage of total liabilities	—%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	89.9%	10.1%	90.1%	9.9%
As of March 31, 2014, our available-for-sale securities, consisting primarily of agency-issued mortgage-backed securities and debentures issued by the U.S. government and its agencies, totaled $12.8 billion, or 89.6 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $12.0 billion, or 89.9 percent, as of December 31, 2013. These instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
Financial assets valued using Level 3 measurements consist of our investments in venture capital and private equity funds and direct equity investments in privately and publicly held companies, as well as equity warrant assets in shares of private and public company capital stock.
During the three months ended March 31, 2014, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $240.2 million (which is inclusive of noncontrolling interest), primarily due to valuation increases in underlying fund investments in our managed funds and from our equity warrant assets, as well as gains from liquidity events and distributions. During the three months ended March 31, 2013, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $26.2 million (which is inclusive of noncontrolling interest).
The valuation of non-marketable securities and equity warrant assets in shares of private company capital stock is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. (see “Risk Factors” set forth in our 2013 Form 10-K).

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $2.1 billion at March 31, 2014, an increase of $0.1 billion, or 6.5 percent, compared to $2.0 billion at December 31, 2013. This increase was primarily the result of net income of $91.3 million for the three months ended March 31, 2014 and an increase in additional-paid-in-capital of $18.1 million primarily from amortization of share-based compensation, stock option exercises, and ESOP contributions during the three months ended March 31, 2014. Additionally, a decrease to our accumulated other comprehensive loss to $30.4 million from $48.8 million, was primarily driven by a $29.4 million increase in the fair value of our available-for-sale securities portfolio ($17.5 million net of tax), which was reflective of a decrease in period-end market interest rates. The overall increase of $29.4 million in the fair value of our available-for-sale securities consists of an increase in the valuation of our fixed income portfolio of $39.2 million, offset by a decrease in valuation on our equity securities portfolio of $9.8 million, of which, $8.2 million is reflective of unrealized losses on our FireEye common stock holdings held directly through the exercise of our FireEye warrants.
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
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2014 and December 31, 2013. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	March 31, 2014	December 31, 2013	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio	13.41%	13.13%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.35	11.94	6.0	4.0
Tier 1 leverage ratio	7.99	8.31	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.05	7.44	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.17	11.63	N/A	N/A
Bank:
Total risk-based capital ratio	11.47%	11.32%	10.0%	8.0%
Tier 1 risk-based capital ratio	10.39	10.11	6.0	4.0
Tier 1 leverage ratio	6.72	7.04	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	6.20	6.59	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	10.29	9.87	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The Federal Reserve Bank has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our total and tier 1 risk-based capital ratios for SVB Financial and the Bank increased from December 31, 2013 reflecting growth in retained earnings and additional paid-in-capital, partially offset by the increase in risk-weighted assets. Our tier 1 leverage ratios for both SVB Financial and the Bank decreased compared to December 31, 2013 as a result of the significant growth in client deposits which flowed into our available-for-sale securities, cash and loans, offset by strong capital growth through earnings. All of our capital ratios are above the levels to be considered “well capitalized.”  However, management generally seeks to achieve tier 1 leverage ratios in the target range of 7% to 8%.  As of March 31, 2014, the Bank was at 6.72%.  As a result, we are looking at a range of options available to us to increase the Bank’s tier 1 leverage ratio, which includes raising equity or debt, or both to support our growth.

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

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
GAAP SVBFG stockholders’ equity	$2,094,000	$1,966,270	$1,737,916	$1,639,024
Less:
Intangible assets	—	—	—	—
Tangible common equity	$2,094,000	$1,966,270	$1,737,916	$1,639,024
GAAP Total assets	$29,711,039	$26,417,189	$28,012,627	$24,854,119
Less:
Intangible assets	—	—	—	—
Tangible assets	$29,711,039	$26,417,189	$28,012,627	$24,854,119
Risk-weighted assets	$17,199,987	$16,901,501	$16,895,389	$16,612,870
Tangible common equity to tangible assets	7.05%	7.44%	6.20%	6.59%
Tangible common equity to risk-weighted assets	12.17	11.63	10.29	9.87
The tangible common equity to tangible assets ratio increased for SVB Financial and the Bank due to increases in total equity. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios increased due to increases in total equity, partially offset by increases in risk-weighted assets, which primarily reflects our growth in our period-end unfunded loan commitments.
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

Commitments to Invest in Venture Capital/Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make investments. We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 11—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At March 31, 2014, our period-end total deposit balances increased by $3.0 billion to $25.5 billion, compared to $22.5 billion at December 31, 2013. The overall increase in deposit balances was due to the addition of new clients and increased fundraising activity by our venture capital/private equity clients.
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
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2013 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2014 and 2013. For further details, see our "Interim Consolidated Statements of Cash Flows" under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Average cash and cash equivalents	$2,746,668	$1,101,597
Percentage of total average assets	9.9%	4.9%
Net cash provided by (used for) operating activities	$45,564	$(1,044)
Net cash (used for) provided by investing activities	(712,193)	532,326
Net cash provided by (used for) financing activities	2,990,314	(21,016)
Net increase in cash and cash equivalents	$2,323,685	$510,266
Average cash and cash equivalents increased by $1.6 billion, or 149.3 percent, to $2.7 billion for the three months ended March 31, 2014, compared to $1.1 billion for the comparable 2013 period. The increase was primarily due to the continued

strong growth in client deposit balances. Average deposits increased by $4.9 billion to $23.7 billion for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.
Cash provided by operating activities was $46 million for the three months ended March 31, 2014, primarily reflective of net income available to common stockholders of $91 million, partially offset by non-cash net gains on investment securities, net of noncontrolling interest of $37 million.
Cash used for investing activities of $712 million for the three months ended March 31, 2014 included $1.5 billion for purchases of available-for-sale securities, partially offset by $694 million from maturities and paydowns of available-for-sale securities.
Cash provided by financing activities was $3.0 billion for the three months ended March 31, 2014, primarily reflective of a net increase of $3.0 billion in deposits.
Cash and cash equivalents at March 31, 2014 were $3.9 billion, compared to $1.5 billion at March 31, 2013.
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
The following table presents our EVE and NII sensitivity exposure at March 31, 2014 and December 31, 2013, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
March 31, 2014:
+200	$5,255,694	$752,179	16.7	$1,025,960	$191,589	23.0%
+100	4,862,566	359,051	8.0	921,188	86,817	10.4
—	4,503,515	—	—	834,371	—	—
-100	4,265,608	(237,907)	(5.3)	819,746	(14,625)	(1.8)
-200	4,518,475	14,960	0.3	809,004	(25,367)	(3.0)
December 31, 2013:
+200	$4,656,411	$477,866	11.4%	$990,190	$161,314	19.5%
+100	4,382,397	203,852	4.9	899,336	70,460	8.5
—	4,178,545	—	—	828,876	—	—
-100	3,960,086	(218,459)	(5.2)	826,222	(2,654)	(0.3)
-200	4,041,604	(136,941)	(3.3)	822,448	(6,428)	(0.8)
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
As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value. In addition, we assume different deposit balance decay rates for each interest rate scenario based on a historical deposit study of our clients.
Our base case EVE at March 31, 2014 increased from December 31, 2013 by $325 million, primarily due to the change in balance sheet mix and flatter market yield curves due to market conditions. The flatter market yield curve has a $107 million negative impact on the EVE, which offset some of the positive impact from balance sheet mix change. The change in balance sheet mix was primarily reflective of a period end increase of $2.3 billion in cash and cash equivalent and $1.0 billion in available-for-sale securities, partially offset by an increase of $3.0 billion in deposits. EVE sensitivity slightly increased in both the simulated upward and downward interest rate movements due to a $2.4 billion increase in noninterest-bearing deposits. In the simulated downward 200 bps interest rate movement, EVE increased due to the combination effects of increase in available-for-sale securities and limited negative value impact from deposit. The limited impact from deposit is attributed to deposit rates being at or near their absolute floors.
12-Month Net Interest Income Simulation
Our expected 12-month NII at March 31, 2014 increased from December 31, 2013 by $5.5 million, primarily due to a $2.3 billion increase in cash and cash equivalent and an $833 million increase in available-for-sale securities. These increases were partially offset by a $72 million decrease in loans and $583 million increase in interest-bearing deposits. NII sensitivity increased in both the simulated upward and downward interest rate movements. The NII sensitivity increased due to changes in the mix of our fixed and variable rate interest-earning assets. Compared to December 31, 2013, our balance sheet is more asset sensitive this period-end.
The simulation model used in the above analysis embeds floors in our interest rate scenarios, which prevent model benchmark rates from moving below 0.0%. In addition, we assume different deposit balance decay rates for each interest rate scenario based on a historical deposit study of our clients. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.
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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 14–“Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors set forth in our 2013 Form 10-K.
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
Based on our estimates, we do not believe the amount of potential liability associated with the securities subject to rescission rights is material to our financial condition or results of operations. As of March 31, 2014, we estimate that there were less than 40,000 shares of our common stock (over the one-year period preceding such date) that would be subject to rescission rights; substantially none of which, based on our closing stock price of $102.67 as of May 8, 2014 would be economically advantageous for participants to exercise any such rescission rights. These securities continue to be reflected in stockholders' equity in our balance sheet.

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

SVB Financial Group

Date: May 9, 2014	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 9, 2014	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated as of October 30, 2003, between SVB Financial and Wilmington Trust Company, as Trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers’ Certificate and Company Order, dated as of October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.10	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
*10.2	International Long-Term Assignment Agreement for David Jones	8-K	000-15637	10.1	February 14, 2014
*10.3	UK Sub-Plan of the 2006 Equity Incentive Plan					X
*10.4	Form of U.K. Approved Stock Options and Award Agreement under the UK Sub-Plan of the 2006 Equity Incentive Plan					X
*10.5	Israeli Sub-Plan of the 2006 Equity Incentive Plan					X
*10.6	2006 Equity Incentive Plan					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement
**	Furnished herewith