Form 10-Q
period 2014-06-30
SVB FINANCIAL GROUP
filed 2014-08-08
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2014, 50,732,080 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of Acronyms that may be used in this Report

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
FTE - Full-Time Employee
FTP – Funds Transfer Pricing
GAAP - Accounting principles generally accepted in the United States of America
IASB – International Accounting Standards Board
IPO – Initial Public Offering
IRS – Internal Revenue Service
IT – Information Technology
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share data)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$2,649,831	$1,538,779
Available-for-sale securities, at fair value (cost $11,613,679 and $12,055,524, respectively)	11,672,790	11,986,821
Held-to-maturity securities, at cost (fair value $5,454,996 and $0, respectively)	5,463,920	—
Non-marketable and other securities	1,757,235	1,595,494
Total investment securities	18,893,945	13,582,315
Loans, net of unearned income	11,348,711	10,906,386
Allowance for loan losses	(120,728)	(142,886)
Net loans	11,227,983	10,763,500
Premises and equipment, net of accumulated depreciation and amortization	71,465	67,485
Accrued interest receivable and other assets	465,792	465,110
Total assets	$33,309,016	$26,417,189
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$20,235,549	$15,894,360
Interest-bearing deposits	8,116,998	6,578,619
Total deposits	28,352,547	22,472,979
Short-term borrowings	4,910	5,080
Other liabilities	559,073	404,586
Long-term debt	454,462	455,216
Total liabilities	29,370,992	23,337,861
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 50,695,206 shares and 45,800,418 shares outstanding, respectively	51	46
Additional paid-in capital	1,092,582	624,256
Retained earnings	1,532,830	1,390,732
Accumulated other comprehensive income (loss)	50,276	(48,764)
Total SVBFG stockholders’ equity	2,675,739	1,966,270
Noncontrolling interests	1,262,285	1,113,058
Total equity	3,938,024	3,079,328
Total liabilities and total equity	$33,309,016	$26,417,189

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Interest income:
Loans	$147,680	$131,785	$295,852	$255,529
Investment securities:
Taxable	63,424	44,657	117,844	90,409
Non-taxable	794	807	1,590	1,606
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,943	734	3,579	1,453
Total interest income	213,841	177,983	418,865	348,997
Interest expense:
Deposits	3,068	2,085	5,972	4,136
Borrowings	5,808	5,817	11,600	11,611
Total interest expense	8,876	7,902	17,572	15,747
Net interest income	204,965	170,081	401,293	333,250
Provision for loan losses	1,947	18,572	2,441	24,385
Net interest income after provision for loan losses	203,018	151,509	398,852	308,865
Noninterest income:
(Losses) gains on investment securities, net	(57,320)	40,561	166,592	67,999
Foreign exchange fees	17,928	13,667	35,124	27,863
Gains on derivative instruments, net	12,775	8,087	36,942	18,379
Credit card fees	10,249	7,609	20,531	15,057
Deposit service charges	9,611	8,907	19,218	17,700
Lending related fees	5,876	4,596	12,179	8,570
Client investment fees	3,519	3,524	6,937	6,999
Letters of credit and standby letters of credit fees	2,810	3,654	6,950	7,089
Other	8,762	7,634	19,962	7,187
Total noninterest income	14,210	98,239	324,435	176,843
Noninterest expense:
Compensation and benefits	99,820	84,742	202,327	173,446
Professional services	21,113	16,633	42,302	33,793
Premises and equipment	12,053	11,402	23,635	22,127
Business development and travel	9,249	7,783	19,443	16,055
Net occupancy	7,680	5,795	15,000	11,562
FDIC assessments	4,945	2,853	9,073	6,235
Correspondent bank fees	3,274	3,049	6,477	6,104
Provision for unfunded credit commitments	2,185	1,347	3,308	3,361
Other	13,127	9,688	24,317	19,623
Total noninterest expense	173,446	143,292	345,882	292,306
Income before income tax expense	43,782	106,456	377,405	193,402
Income tax expense	33,582	29,968	92,499	56,369
Net income before noncontrolling interests	10,200	76,488	284,906	137,033
Net loss (income) attributable to noncontrolling interests	40,597	(27,904)	(142,808)	(47,558)
Net income available to common stockholders	$50,797	$48,584	$142,098	$89,475
Earnings per common share—basic	$1.05	$1.08	$3.02	$1.99
Earnings per common share—diluted	1.04	1.06	2.96	1.96

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income before noncontrolling interests	$10,200	$76,488	$284,906	$137,033
Other comprehensive income (loss), net of tax:
Change in cumulative translation Income (loss):
Foreign currency translation income (loss)	157	(3,975)	1,621	(4,801)
Related tax (expense) benefit	(76)	1,611	(654)	1,908
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	82,064	(172,209)	111,393	(194,311)
Related tax (expense) benefit	(33,203)	69,666	(45,008)	79,332
Reclassification adjustment for losses (gains) included in net income	16,480	(775)	16,421	(730)
Related tax (benefit) expense	(6,653)	296	(6,630)	278
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of amortization	36,653	—	36,653	—
Related tax expense, net of amortization	(14,756)	—	(14,756)	—
Other comprehensive income (loss), net of tax	80,666	(105,386)	99,040	(118,324)
Comprehensive income (loss)	90,866	(28,898)	383,946	18,709
Comprehensive loss (income) attributable to noncontrolling interests	40,597	(27,904)	(142,808)	(47,558)
Comprehensive income (loss) attributable to SVBFG	$131,463	$(56,802)	$241,138	$(28,849)

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Common stock issued under employee benefit plans, net of restricted stock cancellations	758,415	—	27,120	—	—	27,120	—	27,120
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	1,515	—	—	1,515	—	1,515
Net income	—	—	—	89,475	—	89,475	47,558	137,033
Capital calls, net	—	—	—	—	—	—	1,903	1,903
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(115,431)	(115,431)	—	(115,431)
Foreign currency translation adjustments, net of tax	—	—	—	—	(2,893)	(2,893)	—	(2,893)
Share-based compensation expense	—	—	12,445	—	—	12,445	—	12,445
Other, net	—	—	3	1	—	4	—	4
Balance at June 30, 2013	45,460,543	$45	$593,328	$1,264,354	$(9,771)	$1,847,956	$824,139	$2,672,095
Balance at December 31, 2013	45,800,418	$46	$624,256	$1,390,732	$(48,764)	$1,966,270	$1,113,058	$3,079,328
Common stock issued under employee benefit plans, net of restricted stock cancellations	379,026	—	8,127	—	—	8,127	—	8,127
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	6,164	—	—	6,164	—	6,164
Net income	—	—	—	142,098	—	142,098	142,808	284,906
Capital calls, net	—	—	—	—	—	—	6,419	6,419
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	76,176	76,176	—	76,176
Cumulative-effect for unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	22,522	22,522	—	22,522
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(625)	(625)	—	(625)
Foreign currency translation adjustments, net of tax		—	—		967	967	—	967
Common stock issued in public offering	4,485,000	5	434,861	—	—	434,866	—	434,866
Share-based compensation expense	—	—	15,284	—	—	15,284	—	15,284
Balance at June 30, 2014	50,695,206	$51	$1,092,582	$1,532,830	$50,276	$2,675,739	$1,262,285	$3,938,024
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income before noncontrolling interests	$284,906	$137,033
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,441	24,385
Provision for unfunded credit commitments	3,308	3,361
Changes in fair values of derivatives, net	14,566	(4,296)
Gains on investment securities, net	(166,592)	(67,999)
Depreciation and amortization	19,036	17,281
Amortization of premiums and discounts on investment securities, net	14,419	14,884
Tax expense from stock exercises	—	(1,346)
Amortization of share-based compensation	14,765	12,222
Amortization of deferred loan fees	(39,071)	(32,066)
Deferred income tax expense	5,123	321
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(11,326)	(4,312)
Accounts receivable and payable, net	(3,303)	4,140
Income tax payable and receivable, net	5,176	(11,591)
Accrued compensation	(48,848)	(39,658)
Foreign exchange spot contracts, net	119,577	20,933
Other, net	(12,910)	(40,920)
Net cash provided by operating activities	201,267	32,372
Cash flows from investing activities:
Purchases of available-for-sale securities	(6,045,269)	(220,031)
Proceeds from sales of available-for-sale securities	23,708	8,293
Proceeds from maturities and pay downs of available-for-sale securities	1,050,927	1,337,107
Purchases of held-to-maturity securities	(120,426)	—
Proceeds from maturities and pay downs of held-to-maturity securities	74,236	—
Purchases of non-marketable and other securities (cost and equity method accounting)	(13,532)	(10,858)
Proceeds from sales and distributions of non-marketable and other securities (cost and equity method accounting)	38,265	20,378
Purchases of non-marketable and other securities (fair value accounting)	(126,907)	(65,943)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	146,509	52,103
Net increase in loans	(440,780)	(671,105)
Proceeds from recoveries of charged-off loans	2,933	5,536
Purchases of premises and equipment	(18,744)	(13,546)
Net cash (used for) provided by investing activities	(5,429,080)	441,934
Cash flows from financing activities:
Net increase (decrease) in deposits	5,879,568	(486,378)
Decrease in short-term borrowings	(170)	(160,710)
Capital contributions from noncontrolling interests, net of distributions	6,419	1,903
Tax benefit from stock exercises	6,164	2,861
Proceeds from issuance of common stock, ESPP, and ESOP	12,018	32,286
Net proceeds from public equity offering	434,866	—
Net cash provided by (used for) financing activities	6,338,865	(610,038)
Net increase (decrease) in cash and cash equivalents	1,111,052	(135,732)
Cash and cash equivalents at beginning of period	1,538,779	1,008,983
Cash and cash equivalents at end of period	$2,649,831	$873,251
Supplemental disclosures:
Cash paid during the period for:
Interest	$17,535	$15,655
Income taxes	75,057	64,423
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$76,176	$(115,431)
Transfers from available-for-sale securities to held-to-maturity	5,418,572	—

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).
During the second quarter of 2014, we re-designated certain securities from the classification of "available-for-sale" ("AFS") to "held-to-maturity" ("HTM"). Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized gains(losses), net of tax, are retained in other comprehensive income, and the carrying value of the held-to-maturity securities are amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Other than the re-designation of securities from AFS to HTM, the accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2013 Form 10-K.
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
Principles of Consolidation and Presentation
Our consolidated financial statements include the accounts of SVB Financial Group and entities in which we have a controlling financial interest. We determine whether we have a controlling financial interest in an entity by evaluating whether the entity is a voting interest entity or a VIE and whether the applicable accounting guidance requires consolidation. All significant intercompany accounts and transactions have been eliminated.
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
Impact of Adopting ASU No. 2013-08, Amendments to the Scope, Measurement and Disclosure Requirement for Investment Companies
In June 2013, the FASB issued an accounting standards update, which modified the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 was effective on a prospective basis for the interim and annual reporting periods beginning after December 15, 2013, and was therefore adopted in the first quarter of 2014. This standard did not have any impact on our financial position, results of operations or stockholders' equity.
Impact of Adopting ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued a new accounting standard which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 was effective for, and adopted by the Company, in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial position, results of operations or stockholders' equity.
Recently Issued Accounting Pronouncements
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
In May 2014, the FASB issued a new accounting standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which does not apply to financial instruments, and is effective on a retrospective basis beginning on January 1, 2017. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position, results of operations or stockholders' equity.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
Common Stock
In the second quarter of 2014, to support the continued growth of our balance sheet, we completed a registered public offering of 4,485,000 shares of our common stock at an offering price of $101.00 per share. We received net proceeds of $434.9 million after deducting underwriting discounts and commissions.
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$50,797	$48,584	$142,098	$89,475
Denominator:
Weighted average common shares outstanding-basic	48,168	45,164	47,025	44,985
Weighted average effect of dilutive securities:
Stock options and ESPP	569	380	601	384
Restricted stock units	308	140	361	168
Denominator for diluted calculation	49,045	45,684	47,987	45,537
Earnings per common share:
Basic	$1.05	$1.08	$3.02	$1.99
Diluted	$1.04	$1.06	$2.96	$1.96
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2014	2013	2014	2013
Stock options	167	635	90	693
Restricted stock units	2	—	1	—
Total	169	635	91	693
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2014 and 2013:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Income Statement Location	2014	2013	2014	2013
Reclassification adjustment for losses (gains) included in net income	(Losses) gains on investment securities, net	$16,480	$(775)	$16,421	$(730)
Related tax (benefit) expense	Income tax expense	(6,653)	296	(6,630)	278
Total reclassification adjustment for losses (gains) included in net income, net of tax		$9,827	$(479)	$9,791	$(452)

3.	Share-Based Compensation
For the three and six months ended June 30, 2014 and 2013, we recorded share-based compensation and related tax benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Share-based compensation expense	$7,687	$6,396	$14,765	$12,222
Income tax benefit related to share-based compensation expense	(2,515)	(1,955)	(4,675)	(3,558)

Unrecognized Compensation Expense
As of June 30, 2014, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$18,118	2.80
Restricted stock units	38,897	2.69
Total unrecognized share-based compensation expense	$57,015
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2013	1,514,159	$55.27
Granted	229,476	108.30
Exercised	(160,652)	46.96
Forfeited	(13,654)	70.36
Outstanding at June 30, 2014	1,569,329	63.74	4.38	$83,017,236
Vested and expected to vest at June 30, 2014	1,510,886	62.94	4.32	81,128,378
Exercisable at June 30, 2014	820,343	50.28	3.28	54,421,775
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $116.62 as of June 30, 2014. The total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $3.5 million and $10.7 million, respectively, compared to $7.2 million and $11.9 million for the comparable 2013 period.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	682,347	$65.93
Granted	180,679	108.06
Vested	(196,253)	64.08
Forfeited	(11,549)	71.33
Nonvested at June 30, 2014	655,224	78.00

4.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Cash and due from banks (1)	$2,589,946	$1,349,688
Securities purchased under agreements to resell (2)	53,764	172,989
Other short-term investment securities	6,121	16,102
Total cash and cash equivalents	$2,649,831	$1,538,779

(1)
At June 30, 2014 and December 31, 2013, $1.7 billion and $715 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $443 million and $300 million, respectively.

(2)
At June 30, 2014 and December 31, 2013, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $55 million and $176 million, respectively. None of these securities received as collateral were sold or repledged as of June 30, 2014 or December 31, 2013.

5.	Investment Securities
Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The major components of our available-for-sale investment securities portfolio at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$4,871,469	$11,526	$(823)	$4,882,172
U.S. agency debentures	3,714,346	41,999	(10,472)	3,745,873
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,128,052	28,146	(13,369)	2,142,829
Agency-issued collateralized mortgage obligations—variable rate	887,862	3,073	(23)	890,912
Equity securities	11,950	629	(1,575)	11,004
Total available-for-sale securities	$11,613,679	$85,373	$(26,262)	$11,672,790

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. agency debentures	$4,344,652	$41,365	$(40,785)	$4,345,232
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,472,528	17,189	(16,141)	2,473,576
Agency-issued collateralized mortgage obligations—fixed rate	3,386,670	24,510	(85,422)	3,325,758
Agency-issued collateralized mortgage obligations—variable rate	1,183,333	3,363	(123)	1,186,573
Agency-issued commercial mortgage-backed securities	581,475	552	(17,423)	564,604
Municipal bonds and notes	82,024	4,024	(21)	86,027
Equity securities	4,842	692	(483)	5,051
Total available-for-sale securities	$12,055,524	$91,695	$(160,398)	$11,986,821

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2014:

	June 30, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. treasury securities	$698,273	$(823)	$—	$—	$698,273	$(823)
U.S. agency debentures	200,773	(290)	555,839	(10,182)	756,612	(10,472)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	135,122	(189)	479,641	(13,180)	614,763	(13,369)
Agency-issued collateralized mortgage obligations—variable rate	75,974	(23)	—	—	75,974	(23)
Equity securities	7,335	(1,575)	—	—	7,335	(1,575)
Total temporarily impaired securities: (1)	$1,117,477	$(2,900)	$1,035,480	$(23,362)	$2,152,957	$(26,262)

(1)
As of June 30, 2014, we identified a total of 81 investments that were in unrealized loss positions, of which 33 investments totaling $1.0 billion with unrealized losses of $23.4 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2014, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of June 30, 2014, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as available-for-sale as of June 30, 2014. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	June 30, 2014
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$4,882,172	1.11%	$50,062	0.12%	$4,337,387	1.01%	$494,723	2.03%	$—	—%
U.S. agency debentures	3,745,873	1.62	590,227	1.47	2,231,645	1.55	924,001	1.89	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	2,142,829	2.01	—	—	—	—	380,924	2.69	1,761,905	1.87
Agency-issued collateralized mortgage obligations - variable rate	890,912	0.71	—	—	—	—	—	—	890,912	0.71
Total	$11,661,786	1.41	$640,289	1.36	$6,569,032	1.19	$1,799,648	2.10	$2,652,817	1.48

Held-to-Maturity Securities

During the second quarter of 2014, we re-designated certain securities from the classification of “available-for-sale” to “held-to-maturity”. The securities re-designated primarily consisted of agency-issued mortgage securities and collateralized mortgage obligations ("CMOs") with a total carrying value of $5.4 billion at June 1, 2014. At the time of re-designation the securities had net unrealized gains totaling $22.5 million, net of tax, recorded in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. Held-to-maturity securities are carried on the balance sheet at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

The major components of our held-to-maturity investment securities portfolio at June 30, 2014 are as follows:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$318,260	$1,244	$(165)	$319,339
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	3,051,644	847	(3,991)	3,048,500
Agency-issued collateralized mortgage obligations—fixed rate	1,309,382	619	(8,939)	1,301,062
Agency-issued collateralized mortgage obligations—variable rate	148,422	19	(1)	148,440
Agency-issued commercial mortgage-backed securities	550,269	2,149	(515)	551,903
Municipal bonds and notes	85,943	16	(207)	85,752
Total held-to-maturity securities	$5,463,920	$4,894	$(13,818)	$5,454,996

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2014:

	June 30, 2014
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$171,001	$(105)	$48,590	$(60)	$219,591	$(165)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,473,332	(3,945)	20,180	(46)	2,493,512	(3,991)
Agency-issued collateralized mortgage obligations—fixed rate	383,763	(2,035)	850,606	(6,904)	1,234,369	(8,939)
Agency-issued collateralized mortgage obligations—variable rate	10,799	(1)	—	—	10,799	(1)
Agency-issued commercial mortgage-backed securities	268,818	(515)	—	—	268,818	(515)
Municipal bonds and notes	69,524	(207)	—	—	69,524	(207)
Total temporarily impaired securities (2):	$3,377,237	$(6,808)	$919,376	$(7,010)	$4,296,613	$(13,818)

(1)	Represents securities in an unrealized loss position for twelve months or longer in which the amortized cost basis was re-set for those securities re-designated from AFS to HTM effective June 1, 2014.

(2)
As of June 30, 2014, we identified a total of 276 investments that were in unrealized loss positions, of which 31 investments totaling $919.4 million with unrealized losses of $7.0 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2014, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of June 30, 2014, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of June 30, 2014. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	June 30, 2014
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$318,260	2.93%	$—	—%	$—	—%	$318,260	2.93%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	3,051,644	2.42	—	—	47,059	2.43	949,796	2.19	2,054,789	2.52
Agency-issued collateralized mortgage obligations - fixed rate	1,309,382	1.64	—	—	—	—	—	—	1,309,382	1.64
Agency-issued collateralized mortgage obligations - variable rate	148,422	0.65	—	—	—	—	—	—	148,422	0.65
Agency-issued commercial mortgage-backed securities	550,269	2.20	—	—	—	—	—	—	550,269	2.20
Municipal bonds and notes	85,943	5.99	3,351	5.42	26,510	5.80	43,369	6.06	12,713	6.29
Total	$5,463,920	2.25	$3,351	5.42	$73,569	3.65	$1,311,425	2.49	$4,075,575	2.14

Non-marketable and Other Securities
The major components of our non-marketable and other investment securities portfolio at June 30, 2014 are as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,040,522	$862,972
Other venture capital investments (2)	43,747	32,839
Other securities (fair value accounting) (3)	281,639	321,374
Non-marketable securities (equity method accounting):
Other investments (4)	137,845	142,883
Low income housing tax credit funds	95,395	72,241
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	142,136	148,994
Other investments	15,951	14,191
Total non-marketable and other securities	$1,757,235	$1,595,494

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at June 30, 2014 and December 31, 2013 (fair value accounting):

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$27,075	12.6%	$29,104	12.6%
SVB Strategic Investors Fund II, LP	92,617	8.6	96,185	8.6
SVB Strategic Investors Fund III, LP	257,489	5.9	260,272	5.9
SVB Strategic Investors Fund IV, LP	307,600	5.0	226,729	5.0
Strategic Investors Fund V Funds	191,024	Various	118,181	Various
Strategic Investors Fund VI Funds	38,879	0.2	7,944	0.2
SVB Capital Preferred Return Fund, LP	61,573	20.0	59,028	20.0
SVB Capital—NT Growth Partners, LP	63,026	33.0	61,126	33.0
SVB Capital Partners II, LP (i)	595	5.1	708	5.1
Other private equity fund (ii)	644	58.2	3,695	58.2
Total venture capital and private equity fund investments	$1,040,522		$862,972

(i)	At June 30, 2014, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At June 30, 2014, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at June 30, 2014 and December 31, 2013 (fair value accounting):

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$6,177	10.7%	$6,564	10.7%
SVB Capital Partners II, LP (i)	18,471	5.1	22,684	5.1
Capital Partners III, LP	15,000	0.4	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund	4,099	6.8	3,591	6.8
Total other venture capital investments	$43,747		$32,839

(i)	At June 30, 2014, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At June 30, 2014, the amount primarily includes total unrealized gains of $193.9 million in one public company, FireEye, Inc. ("FireEye"). The extent to which any unrealized gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and the timing of any sales or distribution of securities, which are subject to our securities sales and governance processes and may also be constrained by lock-up agreements. None of the FireEye related investments currently are subject to a lock-up agreement.

(4)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2014 and December 31, 2013 (equity method accounting):

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Capital 2008, LP (i)	$20,474	15.5%	$21,867	15.5%
China Joint Venture investment	79,182	50.0	79,940	50.0
Other investments	38,189	Various	41,076	Various
Total other investments (equity method accounting)	$137,845		$142,883

(i)	At June 30, 2014, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 282 and 288 funds (primarily venture capital funds) at June 30, 2014 and December 31, 2013, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $142 million, and $230 million, respectively, as of June 30, 2014. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $149 million and $215 million, respectively, as of December 31, 2013.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$224	$2,850	$597	$2,850
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	88,003	44,339	199,439	71,720
Other venture capital investments	1,973	200	4,555	2,840
Other securities (fair value accounting) (2)	13,816	2,427	130,566	4,345
Non-marketable securities (equity method accounting):
Other investments	2,886	4,754	6,528	7,469
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	1,762	767	5,065	1,790
Other investments	5,021	191	5,155	336
Total gross gains on investment securities	113,685	55,528	351,905	91,350
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(16,704)	(2,075)	(17,017)	(2,120)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(50,558)	(10,703)	(50,659)	(15,445)
Other venture capital investments	(1,297)	(1,190)	(2,041)	(1,654)
Other securities (fair value accounting) (2)	(101,014)	(461)	(113,787)	(2,534)
Non-marketable securities (equity method accounting):
Other investments	(828)	(232)	(1,040)	(477)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	(353)	(304)	(509)	(773)
Other investments	(251)	(2)	(260)	(348)
Total gross losses on investment securities	(171,005)	(14,967)	(185,313)	(23,351)
(Losses) gains on investment securities, net	$(57,320)	$40,561	$166,592	$67,999

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
Other securities (fair value accounting) includes net losses of $84.9 million (including $20.4 million of realized gains) for the three months ended June 30, 2014, and net gains of $28.1 million (including $66.5 million of realized gains) for the six months ended June 30, 2014, attributable to one public company, FireEye. The extent to which any unrealized gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and the timing of any sales or distribution of securities, which are subject to our securities sales and governance processes and may also be constrained by lock-up agreements. None of the FireEye related investments currently are subject to a lock-up agreement.

(3)
For the three months ended June 30, 2014 and 2013, includes OTTI losses of $0.3 million from the declines in value for 12 of the 282 investments and $0.3 million from the declines in value for 12 of the 303 investments, respectively. For the six months ended June 30, 2014 and 2013, includes OTTI losses of $0.4 million from the declines in value for 18 of the 282 investments and $0.8 million from the declines in value for 27 of the 303 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

6. Loans and Allowance for Loan Losses
We serve a variety of commercial clients in the technology, life science, venture capital/private equity and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and energy and resource innovation ("ERI"). Because of the diverse nature of ERI products and services, for our loan-related reporting purposes, ERI-related loans are reported under our hardware, software, life science and other commercial loan categories, as applicable. Our life science clients are concentrated in the medical devices and biotechnology sectors. Loans made to venture capital/private equity firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
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
The composition of loans, net of unearned income of $89 million at both June 30, 2014 and December 31, 2013, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial loans:
Software	$4,212,190	$4,102,636
Hardware	1,144,144	1,213,032
Venture capital/private equity	2,646,397	2,386,054
Life science	1,166,231	1,170,220
Premium wine	174,837	149,841
Other	244,914	288,904
Total commercial loans	9,588,713	9,310,687
Real estate secured loans:
Premium wine (1)	546,876	514,993
Consumer loans (2)	984,583	873,255
Other	30,355	30,743
Total real estate secured loans	1,561,814	1,418,991
Construction loans	76,221	76,997
Consumer loans	121,963	99,711
Total loans, net of unearned income (3)	$11,348,711	$10,906,386

(1)	Included in our premium wine portfolio are gross construction loans of $107 million and $112 million at June 30, 2014 and December 31, 2013, respectively.

(2)	Consumer loans secured by real estate at June 30, 2014 and December 31, 2013 were comprised of the following:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Loans for personal residence	$785,914	$685,327
Loans to eligible employees	129,116	121,548
Home equity lines of credit	69,553	66,380
Consumer loans secured by real estate	$984,583	$873,255

(3)	Included within our total loan portfolio are credit card loans of $109 million and $85 million at June 30, 2014 and December 31, 2013, respectively.

Credit Quality
The composition of loans, net of unearned income of $89 million at both June 30, 2014 and December 31, 2013, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial loans:
Software	$4,212,190	$4,102,636
Hardware	1,144,144	1,213,032
Venture capital/private equity	2,646,397	2,386,054
Life science	1,166,231	1,170,220
Premium wine	721,713	664,834
Other	351,490	396,644
Total commercial loans	10,242,165	9,933,420
Consumer loans:
Real estate secured loans	984,583	873,255
Other consumer loans	121,963	99,711
Total consumer loans	1,106,546	972,966
Total loans, net of unearned income	$11,348,711	$10,906,386

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
June 30, 2014:
Commercial loans:
Software	$9,102	$610	$56	$9,768	$4,226,640	$56
Hardware	9,047	4	37	9,088	1,140,049	37
Venture capital/private equity	19,588	1	—	19,589	2,651,011	—
Life science	1,892	786	—	2,678	1,174,250	—
Premium wine	—	—	—	—	722,742	—
Other	211	27	—	238	353,444	—
Total commercial loans	39,840	1,428	93	41,361	10,268,136	93
Consumer loans:
Real estate secured loans	167	—	—	167	983,810	—
Other consumer loans	21	1	—	22	121,458	—
Total consumer loans	188	1	—	189	1,105,268	—
Total gross loans excluding impaired loans	40,028	1,429	93	41,550	11,373,404	93
Impaired loans	36	3,722	1,394	5,152	17,194	—
Total gross loans	$40,064	$5,151	$1,487	$46,702	$11,390,598	$93
December 31, 2013:
Commercial loans:
Software	$9,804	$1,291	$99	$11,194	$4,102,546	$99
Hardware	2,679	3,965	—	6,644	1,198,169	—
Venture capital/private equity	4	—	—	4	2,408,382	—
Life science	395	131	—	526	1,179,462	—
Premium wine	—	—	—	—	665,755	—
Other	1,580	142	—	1,722	397,416	—
Total commercial loans	14,462	5,529	99	20,090	9,951,730	99
Consumer loans:
Real estate secured loans	240	—	—	240	872,586	—
Other consumer loans	8	—	—	8	98,965	—
Total consumer loans	248	—	—	248	971,551	—
Total gross loans excluding impaired loans	14,710	5,529	99	20,338	10,923,281	99
Impaired loans	4,657	7,043	4,339	16,039	35,610	—
Total gross loans	$19,367	$12,572	$4,438	$36,377	$10,958,891	$99

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
June 30, 2014:
Commercial loans:
Software	$13,619	$797	$14,416	$15,747
Hardware	5,502	—	5,502	5,793
Venture capital/private equity	—	—	—	—
Life science	—	—	—	—
Premium wine	—	1,373	1,373	1,761
Other	499	—	499	551
Total commercial loans	19,620	2,170	21,790	23,852
Consumer loans:
Real estate secured loans	—	220	220	1,424
Other consumer loans	336	—	336	628
Total consumer loans	336	220	556	2,052
Total	$19,956	$2,390	$22,346	$25,904
December 31, 2013:
Commercial loans:
Software	$27,308	$310	$27,618	$28,316
Hardware	19,329	338	19,667	35,317
Venture capital/private equity	40	—	40	40
Life science	—	1,278	1,278	4,727
Premium wine	—	1,442	1,442	1,778
Other	690	—	690	718
Total commercial loans	47,367	3,368	50,735	70,896
Consumer loans:
Real estate secured loans	—	244	244	1,434
Other consumer loans	670	—	670	941
Total consumer loans	670	244	914	2,375
Total	$48,037	$3,612	$51,649	$73,271

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Average impaired loans:
Commercial loans:
Software	$15,742	$5,473	$15,210	$4,794
Hardware	6,860	24,519	11,440	24,076
Venture capital/private equity	—	30	—	15
Life science	552	596	787	455
Premium wine	1,398	1,536	1,415	2,936
Other	1,699	4,165	1,738	4,692
Total commercial loans	26,251	36,319	30,590	36,968
Consumer loans:
Real estate secured loans	224	4,071	231	3,374
Other consumer loans	374	1,069	431	1,099
Total consumer loans	598	5,140	662	4,473
Total average impaired loans	$26,849	$41,459	$31,252	$41,441
The following tables summarize the activity relating to our allowance for loan losses for the three and six months ended June 30, 2014 and 2013, broken out by portfolio segment:

Three months ended June 30, 2014 (dollars in thousands)	Beginning Balance March 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2014
Commercial loans:
Software	$55,241	$(4,015)	$119	$1,894	$53,239
Hardware	25,236	(412)	1,182	(1,226)	24,780
Venture capital/private equity	17,676	—	—	1,328	19,004
Life science	11,474	(249)	190	(818)	10,597
Premium wine	3,737	—	19	(210)	3,546
Other	4,041	(1,706)	10	873	3,218
Total commercial loans	117,405	(6,382)	1,520	1,841	114,384
Consumer loans	6,137	—	101	106	6,344
Total allowance for loan losses	$123,542	$(6,382)	$1,621	$1,947	$120,728

Six months ended June 30, 2014 (dollars in thousands)	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2014
Commercial loans:
Software	$64,084	$(12,025)	$233	$947	$53,239
Hardware	36,553	(12,587)	1,957	(1,143)	24,780
Venture capital/private equity	16,385	—	—	2,619	19,004
Life science	11,926	(930)	288	(687)	10,597
Premium wine	3,914	—	238	(606)	3,546
Other	3,680	(1,990)	10	1,518	3,218
Total commercial loans	136,542	(27,532)	2,726	2,648	114,384
Consumer loans	6,344	—	207	(207)	6,344
Total allowance for loan losses	$142,886	$(27,532)	$2,933	$2,441	$120,728

Three months ended June 30, 2013 (dollars in thousands)	Beginning Balance March 31, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2013
Commercial loans:
Software	$45,010	$(3,574)	$397	$4,965	$46,798
Hardware	27,869	(4,434)	403	9,350	33,188
Venture capital/private equity	10,482	—	—	3,111	13,593
Life science	13,946	(491)	886	(2,600)	11,741
Premium wine	3,699	—	41	53	3,793
Other	3,975	(6,007)	2,375	3,311	3,654
Total commercial loans	104,981	(14,506)	4,102	18,190	112,767
Consumer loans	7,224	(869)	67	382	6,804
Total allowance for loan losses	$112,205	$(15,375)	$4,169	$18,572	$119,571

Six months ended June 30, 2013 (dollars in thousands)	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2013
Commercial loans:
Software	$42,648	$(5,092)	$639	$8,603	$46,798
Hardware	29,761	(6,431)	849	9,009	33,188
Venture capital/private equity	9,963	—	—	3,630	13,593
Life science	13,606	(2,561)	1,089	(393)	11,741
Premium wine	3,523	—	131	139	3,793
Other	3,912	(6,048)	2,381	3,409	3,654
Total commercial loans	103,413	(20,132)	5,089	24,397	112,767
Consumer loans	7,238	(869)	447	(12)	6,804
Total allowance for loan losses	$110,651	$(21,001)	$5,536	$24,385	$119,571
The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of June 30, 2014 and December 31, 2013, broken out by portfolio segment:

	June 30, 2014				December 31, 2013
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software	$2,979	$14,416	$50,260	$4,197,774	$11,261	$27,617	$52,823	$4,075,019
Hardware	1,443	5,502	23,337	1,138,642	9,673	19,667	26,880	1,193,365
Venture capital/private equity	—	—	19,004	2,646,397	19	39	16,366	2,386,015
Life science	—	—	10,597	1,166,231	—	1,278	11,926	1,168,942
Premium wine	—	1,373	3,546	720,340	—	1,442	3,914	663,392
Other	118	499	3,100	350,991	156	690	3,524	395,954
Total commercial loans	4,540	21,790	109,844	10,220,375	21,109	50,733	115,433	9,882,687
Consumer loans	141	556	6,203	1,105,990	168	915	6,176	972,051
Total	$4,681	$22,346	$116,047	$11,326,365	$21,277	$51,648	$121,609	$10,854,738
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

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
June 30, 2014:
Commercial loans:
Software	$3,956,825	$279,583	$14,416	$4,250,824
Hardware	972,454	176,683	5,502	1,154,639
Venture capital/private equity	2,668,213	2,387	—	2,670,600
Life science	1,066,046	110,882	—	1,176,928
Premium wine	713,329	9,413	1,373	724,115
Other	334,167	19,515	499	354,181
Total commercial loans	9,711,034	598,463	21,790	10,331,287
Consumer loans:
Real estate secured loans	980,226	3,751	220	984,197
Other consumer loans	118,659	2,821	336	121,816
Total consumer loans	1,098,885	6,572	556	1,106,013
Total gross loans	$10,809,919	$605,035	$22,346	$11,437,300
December 31, 2013:
Commercial loans:
Software	$3,875,043	$238,697	$27,618	$4,141,358
Hardware	995,055	209,758	19,667	1,224,480
Venture capital/private equity	2,408,386	—	40	2,408,426
Life science	1,091,993	87,995	1,278	1,181,266
Premium wine	652,747	13,008	1,442	667,197
Other	383,602	15,536	690	399,828
Total commercial loans	9,406,826	564,994	50,735	10,022,555
Consumer loans:
Real estate secured loans	868,789	4,037	244	873,070
Other consumer loans	95,586	3,387	670	99,643
Total consumer loans	964,375	7,424	914	972,713
Total gross loans	$10,371,201	$572,418	$51,649	$10,995,268

TDRs
As of June 30, 2014 we had 15 TDRs with a total carrying value of $20 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $0.2 million to the clients associated with these TDRs as of June 30, 2014. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Loans modified in TDRs:
Commercial loans:
Software	$13,053	$5,860
Hardware	4,108	13,329
Venture capital/ private equity	—	77
Premium wine	2,014	1,442
Other	804	1,055
Total commercial loans	19,979	21,763
Consumer loans:
Other consumer loans	336	670
Total consumer loans	336	670
Total	$20,315	$22,433
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Loans modified in TDRs during the period:
Commercial loans:
Software	$455	$778	$12,816	$778
Hardware	—	5,629	—	5,629
Venture capital/ private equity	—	89	—	676
Premium wine	—	—	641	—
Total commercial loans	455	6,496	13,457	7,083
Consumer loans:
Other consumer loans	—	—	—	70
Total consumer loans	—	—	—	70
Total loans modified in TDR’s during the period (1)	$455	$6,496	$13,457	$7,153

(1)
There were no partial charge-offs on loans classified as TDRs for the three and six months ended June 30, 2014. There were partial charge-offs of $1.2 million for both the three and six months ended June 30, 2013.

During the three months ended June 30, 2014, new TDRs of $0.5 million were modified through payment deferrals granted to our clients. During the six months ended June 30, 2014, new TDRs of $10.8 million were modified through payment deferrals granted to our clients and $2.7 million were modified through partial forgiveness of principal.
During the three and six months ended June 30, 2013, new TDRs of $6.5 million and $7.2 million, respectively, were modified through payment deferrals granted to our clients and no principal or interest was forgiven.
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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2014 and 2013, broken out by portfolio segment and class of financing receivable.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software	$236	$—	$236	$—
Hardware	—	4,154	—	4,154
Other	—	—	—	2,750
Total commercial loans	236	4,154	236	6,904
Consumer loans	—	70	—	70
Total TDRs modified within the previous 12 months that defaulted in the period	$236	$4,224	$236	$6,974
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of June 30, 2014.

7.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at June 30, 2014 and December 31, 2013:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at June 30, 2014	June 30, 2014	December 31, 2013
Short-term borrowings:
Other short-term borrowings	(1)	$4,910	$4,910	$5,080
Total short-term borrowings			$4,910	$5,080
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$348,321	$348,209
6.05% Subordinated Notes (2)	June 1, 2017	45,964	51,208	51,987
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,933	55,020
Total long-term debt			$454,462	$455,216

(1)
Represents cash collateral received from counterparties in relation to market value exposures of derivative contracts in our favor, primarily for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)
At June 30, 2014 and December 31, 2013, included in the carrying value of our 6.05% Subordinated Notes was an interest rate swap valued at $5.7 million and $6.5 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to long-term debt was $5.8 million and $11.6 million for the three and six months ended June 30, 2014 and 2013, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of June 30, 2014 was 0.09 percent.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2014, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures and mortgage securities) at June 30, 2014 totaled $1.3 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2014 totaled $548 million, all of which was unused and available to support additional borrowings.

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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate-sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 6.05% Subordinated Notes, we entered into a fixed-for-floating interest rate swap agreement at the time of debt issuance based upon LIBOR with matched-terms. Net cash benefits associated with our interest rate swap is recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swap is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in the fair value of the interest rate swap are reflected in either other assets (if in an asset position) or other liabilities (if in a liability position).
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

Other Derivatives
We sell forward and option contracts to clients who wish to mitigate their foreign currency exposure. We economically reduce the currency risk from this business by entering into opposite way contracts with correspondent banks. These relationships do not qualify for hedge accounting. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. Generally, we have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Contracts in an asset position are included in other assets and contracts in a liability position are included in other liabilities. The net change in the fair value of these contracts is recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.
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
The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2014 and December 31, 2013 were as follows:

		June 30, 2014				December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$5,692	$3,910	$1,782	$45,964	$6,492	$5,080	$1,412
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	3,240	198	—	198	140,760	1,423	—	1,423
Foreign exchange forwards	Other liabilities	178,419	(1,545)	—	(1,545)	62,649	(634)	—	(634)
Net exposure			(1,347)	—	(1,347)		789	—	789
Other derivative instruments:
Equity warrant assets	Other assets	182,145	88,905	—	88,905	179,934	103,513	—	103,513
Other derivatives:
Client foreign exchange forwards	Other assets	417,361	10,759	1,000	9,759	424,983	13,673	—	13,673
Client foreign exchange forwards	Other liabilities	347,983	(9,066)	—	(9,066)	367,079	(11,549)	—	(11,549)
Client foreign currency options	Other assets	4,500	133	—	133	91,854	434	—	434
Client foreign currency options	Other liabilities	4,500	(133)	—	(133)	91,854	(434)	—	(434)
Loan conversion options	Other assets	1,940	53	—	53	3,455	314	—	314
Client interest rate derivatives	Other assets	310,910	2,239	—	2,239	216,773	1,265	—	1,265
Client interest rate derivatives	Other liabilities	310,910	(2,420)	—	(2,420)	216,773	(1,396)	—	(1,396)
Net exposure			1,565	1,000	565		2,307	—	2,307
Net			$94,815	$4,910	$89,905		$113,101	$5,080	$108,021

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2014 remain at investment grade or higher and there were no material changes in their credit ratings during the three and six months ended June 30, 2014.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2014 and 2013 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$638	$633	$1,277	$1,267
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(13)	(33)	(25)	27
Net gains associated with interest rate risk derivatives		$625	$600	$1,252	$1,294
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of foreign currency instruments	Other noninterest income	$(685)	$(586)	$293	$(7,650)
Gains (losses) on internal foreign exchange forward contracts, net	Net gains on derivative instruments	538	712	(491)	6,912
Net (losses) gains associated with currency risk		$(147)	$126	$(198)	$(738)
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$12,329	$7,190	$37,702	$10,695
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$170	$124	$472	$173
Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(249)	$94	$(716)	$572

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of June 30, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2014
Derivative Assets:
Interest rate swaps	$5,692	$—	$5,692	$(1,782)	$(3,910)	$—
Foreign exchange forwards	10,957	—	10,957	(3,633)	(1,000)	6,324
Foreign currency options	133	—	133	(133)	—	—
Client interest rate derivatives	2,239	—	2,239	(559)	—	1,680
Total derivative assets:	19,021	—	19,021	(6,107)	(4,910)	8,004
Reverse repurchase, securities borrowing, and similar arrangements	53,764	—	53,764	(53,764)	—	—
Total	$72,785	$—	$72,785	$(59,871)	$(4,910)	$8,004
December 31, 2013
Derivative Assets:
Interest rate swaps	$6,492	$—	$6,492	$(1,412)	$(5,080)	$—
Foreign exchange forwards	15,096	—	15,096	(6,735)	—	8,361
Foreign currency options	504	(70)	434	(155)	—	279
Client interest rate derivatives	1,265	—	1,265	(256)	—	1,009
Total derivative assets:	23,357	(70)	23,287	(8,558)	(5,080)	9,649
Reverse repurchase, securities borrowing, and similar arrangements	172,989	—	172,989	(172,989)	—	—
Total	$196,346	$(70)	$196,276	$(181,547)	$(5,080)	$9,649
The following table summarizes our liabilities subject to enforceable master netting arrangements as of June 30, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2014
Derivative Liabilities:
Foreign exchange forwards	$10,611	$—	$10,611	$(6,973)	$—	$3,638
Foreign currency options	133	—	133	—	—	133
Client interest rate derivatives	2,420	—	2,420	(1,861)	—	559
Total derivative liabilities:	13,164	—	13,164	(8,834)	—	4,330
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$13,164	$—	$13,164	$(8,834)	$—	$4,330
December 31, 2013
Derivative Liabilities:
Foreign exchange forwards	$12,183	$—	$12,183	$(8,282)	$—	$3,901
Foreign currency options	504	(70)	434	(279)	—	155
Client interest rate derivatives	1,396	—	1,396	(1,087)	—	309
Total derivative liabilities:	14,083	(70)	14,013	(9,648)	—	4,365
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$14,083	$(70)	$14,013	$(9,648)	$—	$4,365

9.     Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Fund management fees	$3,559	$2,940	$6,314	$5,709
Service-based fee income	2,252	2,001	4,279	3,805
(Losses) gains on revaluation of foreign currency instruments (1)	(685)	(586)	293	(7,650)
Other (2)	3,636	3,279	9,076	5,323
Total other noninterest income	$8,762	$7,634	$19,962	$7,187

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

A summary of other noninterest expense for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Client services	$2,586	$1,856	$4,945	$3,791
Tax credit fund amortization	2,502	1,338	4,530	2,655
Data processing services	2,041	1,882	4,268	3,794
Telephone	1,538	1,512	3,286	3,069
Postage and supplies	716	680	1,485	1,218
Dues and publications	636	445	1,133	903
Other	3,108	1,975	4,670	4,193
Total other noninterest expense	$13,127	$9,688	$24,317	$19,623

10.	Segment Reporting
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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three and six months ended June 30, 2014 and 2013 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended June 30, 2014
Net interest income	$178,488	$9,293	$29	$17,155	$204,965
(Provision for) loan losses	(1,841)	(106)	—	—	(1,947)
Noninterest income	53,021	356	(3,119)	(36,048)	14,210
Noninterest expense (3)	(123,679)	(2,640)	(3,144)	(43,983)	(173,446)
Income (loss) before income tax expense (4)	$105,989	$6,903	$(6,234)	$(62,876)	$43,782
Total average loans, net of unearned income	$9,971,725	$1,119,503	$—	$(10,626)	$11,080,602
Total average assets (5)	29,218,349	985,225	342,924	1,199,132	31,745,630
Total average deposits	26,324,070	791,261	—	61,794	27,177,125
Three months ended June 30, 2013
Net interest income	$154,586	$5,927	$3	$9,565	$170,081
(Provision for) loan losses	(18,190)	(382)	—	—	(18,572)
Noninterest income	48,361	253	7,281	42,344	98,239
Noninterest expense (3)	(101,246)	(1,848)	(2,757)	(37,441)	(143,292)
Income before income tax expense (4)	$83,511	$3,950	$4,527	$14,468	$106,456
Total average loans, net of unearned income	$8,203,231	$871,746	$—	$(52,804)	$9,022,173
Total average assets (5)	20,442,613	881,298	269,771	499,616	22,093,298
Total average deposits	18,137,218	472,613	—	4,339	18,614,170
Six months ended June 30, 2014
Net interest income	$354,191	$16,185	$43	$30,874	$401,293
(Provision for) reduction of loan losses	(2,648)	207	—	—	(2,441)
Noninterest income	111,658	630	34,553	177,594	324,435
Noninterest expense (2)	(245,604)	(5,135)	(5,779)	(89,364)	(345,882)
Income before income tax expense (3)	$217,597	$11,887	$28,817	$119,104	$377,405
Total average loans, net of unearned income	$9,867,841	$1,084,894	$—	$(27,728)	$10,925,007
Total average assets (4)	27,405,141	974,853	342,451	1,045,176	29,767,621
Total average deposits	24,610,629	768,300	—	57,528	25,436,457
Six months ended June 30, 2013
Net interest income	$303,522	$12,031	$4	$17,693	$333,250
(Provision for) reduction of loan losses	(24,397)	12	—	—	(24,385)
Noninterest income	94,902	487	12,722	68,732	176,843
Noninterest expense (2)	(205,585)	(3,779)	(5,143)	(77,799)	(292,306)
Income before income tax expense (3)	$168,442	$8,751	$7,583	$8,626	$193,402
Total average loans, net of unearned income	$8,036,833	$858,351	$—	$(42,696)	$8,852,488
Total average assets (4)	20,491,451	865,777	254,343	591,746	22,203,317
Total average deposits	18,219,590	471,648	—	8,130	18,699,368

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items" as discussed below.

(2)
The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Noninterest income is primarily attributable to noncontrolling interests and gains on equity warrant assets. Noninterest expense primarily consists of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Additionally, average assets primarily consist of cash and cash equivalents.

(3)
The Global Commercial Bank segment includes direct depreciation and amortization of $5.1 million and $4.6 million for the three months ended June 30, 2014 and 2013, respectively and $10.0 million and $9.1 million for the six months ended June 30, 2014 and 2013, respectively.

(4)
The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

(5)	Total average assets equal the greater of total average assets or the sum of total liabilities and total stockholders’ equity for each segment.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,394,063	$1,392,781
Variable interest rate commitments	11,070,302	9,101,973
Total loan commitments available for funding	12,464,365	10,494,754
Commercial and standby letters of credit (2)	1,105,617	975,968
Total unfunded credit commitments	$13,569,982	$11,470,722
Commitments unavailable for funding (3)	$1,267,797	$1,006,168
Maximum lending limits for accounts receivable factoring arrangements (4)	978,752	894,276
Reserve for unfunded credit commitments (5)	33,319	29,983

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at June 30, 2014. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$972,386	$55,165	$1,027,551	$1,027,551
Performance standby letters of credit	58,678	8,343	67,021	67,021
Commercial letters of credit	11,045	—	11,045	11,045
Total	$1,042,109	$63,508	$1,105,617	$1,105,617

Deferred fees related to financial and performance standby letters of credit were $7.6 million at June 30, 2014 and $8.2 million at December 31, 2013. At June 30, 2014, collateral in the form of cash of $471.2 million and available-for-sale securities of $1.3 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at June 30, 2014:

Our Ownership in Venture Capital/Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
Capital Partners III, LP	750	664	0.4
SVB Capital Shanghai Yangpu Venture Capital Fund	935	161	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,538	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,693	5.0
Strategic Investors Fund V Funds	515	265	Various
Strategic Investors Fund VI Funds	500	442	0.2
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Debt funds (equity method accounting)	65,379	4,950	Various
Other fund investments (3)	301,596	29,587	Various
Total	$506,110	$53,560

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

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

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2014:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Strategic Investors Fund II, LP	5,770
SVB Strategic Investors Fund III, LP	17,249
SVB Strategic Investors Fund IV, LP	45,277
Strategic Investors Fund V Funds	181,221
Strategic Investors Fund VI Funds	237,682
SVB Capital Preferred Return Fund, LP	7,884
SVB Capital—NT Growth Partners, LP	8,587
Other private equity fund	243
Total	$506,163

12.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as major tax filings. U.S. federal tax examinations through 2009 have been concluded. Our U.S. federal tax returns for 2008, 2010 and subsequent years remain open to examination. Our California tax returns for 2008 and subsequent tax years remain open to examination. Massachusetts tax returns for 2008, 2010 and subsequent years remain open to examination.
At June 30, 2014, our unrecognized tax benefit was $0.4 million, the recognition of which would reduce our income tax expense by $0.3 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and six month periods ending June 30, 2014.

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
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20% for certain warrants that have lockup restrictions or other features that indicate a discount to fair value is warranted. As a lock-up term nears, and other sale restrictions are lifted, discounts are adjusted downward to 0 percent once all restrictions expire or are removed.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2014
Assets
Available-for-sale securities:
U.S. treasury securities	$4,882,172	$—	$—	$4,882,172
U.S. agency debentures	—	3,745,873	—	3,745,873
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	2,142,829	—	2,142,829
Agency-issued collateralized mortgage obligations - variable rate	—	890,912	—	890,912
Equity securities	2,489	8,515	—	11,004
Total available-for-sale securities	4,884,661	6,788,129	—	11,672,790
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	1,040,522	1,040,522
Other venture capital investments	—	—	43,747	43,747
Other securities	275,831	—	5,808	281,639
Total non-marketable and other securities (fair value accounting)	275,831	—	1,090,077	1,365,908
Other assets:
Interest rate swaps	—	5,692	—	5,692
Foreign exchange forward and option contracts	—	11,090	—	11,090
Equity warrant assets	—	1,754	87,151	88,905
Loan conversion options	—	53	—	53
Client interest rate derivatives	—	2,239	—	2,239
Total assets (1)	$5,160,492	$6,808,957	$1,177,228	$13,146,677
Liabilities
Foreign exchange forward and option contracts	$—	$10,744	$—	$10,744
Client interest rate derivatives	—	2,420	—	2,420
Total liabilities	$—	$13,164	$—	$13,164

(1)
Included in Level 1 and Level 3 assets are $255.9 million and $1.0 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2013
Assets
Available-for-sale securities:
U.S. agency debentures	$—	$4,345,232	$—	$4,345,232
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	2,473,576	—	2,473,576
Agency-issued collateralized mortgage obligations - fixed rate	—	3,325,758	—	3,325,758
Agency-issued collateralized mortgage obligations - variable rate	—	1,186,573	—	1,186,573
Agency-issued commercial mortgage-backed securities	—	564,604	—	564,604
Municipal bonds and notes	—	86,027	—	86,027
Equity securities	3,732	1,319	—	5,051
Total available-for-sale securities	3,732	11,983,089	—	11,986,821
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	862,972	862,972
Other venture capital investments	—	—	32,839	32,839
Other Securities	2,125	—	319,249	321,374
Total non-marketable and other securities (fair value accounting)	2,125	—	1,215,060	1,217,185
Other assets:
Interest rate swaps	—	6,492	—	6,492
Foreign exchange forward and option contracts	—	15,530	—	15,530
Equity warrant assets	—	3,622	99,891	103,513
Loan conversion options	—	314	—	314
Client interest rate derivatives	—	1,265	—	1,265
Total assets (1)	$5,857	$12,010,312	$1,314,951	$13,331,120
Liabilities
Foreign exchange forward and option contracts	$—	$12,617	$—	$12,617
Client interest rate derivatives	—	1,396	—	1,396
Total liabilities	$—	$14,013	$—	$14,013

(1)
Included in Level 1 and Level 3 assets are $2.0 million and $1.1 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2014
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$976,922	$37,445	$65,956	$—	$—	$(39,801)	$—	$—	$1,040,522
Other venture capital investments	28,306	676	15,826	(925)	—	(10)	—	(126)	43,747
Other securities (fair value accounting)	362,487	1,616	—	—	—	—	—	(358,295)	5,808
Total non-marketable and other securities (fair value accounting)(1)	1,367,715	39,737	81,782	(925)	—	(39,811)	—	(358,421)	1,090,077
Other assets:
Equity warrant assets (2)	87,642	13,141	—	(16,644)	2,749	583	—	(320)	87,151
Total assets	$1,455,357	$52,878	$81,782	$(17,569)	$2,749	$(39,228)	$—	$(358,741)	$1,177,228
Three months ended June 30, 2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$701,076	$33,728	$35,574	$—	$—	$(28,856)	$—	$—	$741,522
Other venture capital investments	124,786	(939)	28	(364)	—	(18)	—	—	123,493
Total non-marketable and other securities (fair value accounting) (1)	825,862	32,789	35,602	(364)	—	(28,874)	—	—	865,015
Other assets:
Equity warrant assets (2)	66,046	6,468	—	(2,189)	2,388	1,014	—	(498)	73,229
Total assets	$891,908	$39,257	$35,602	$(2,553)	$2,388	$(27,860)	$—	$(498)	$938,244
Six months ended June 30, 2014
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$862,972	$148,780	$110,411	$—	$—	$(81,641)	$—	$—	$1,040,522
Other venture capital investments	32,839	2,514	16,496	(4,439)	—	(3,537)	—	(126)	43,747
Other securities (fair value accounting)	319,249	104,310	—	(46,840)	—	3,417	—	(374,328)	5,808
Total non-marketable and other securities (fair value accounting) (1)	1,215,060	255,604	126,907	(51,279)	—	(81,761)	—	(374,454)	1,090,077
Other assets:
Equity warrant assets (2)	99,891	37,519	—	(56,637)	6,166	1,209	—	(997)	87,151
Total assets	$1,314,951	$293,123	$126,907	$(107,916)	$6,166	$(80,552)	$—	$(375,451)	$1,177,228
Six months ended June 30, 2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$665,921	$56,238	$65,318	$—	$—	$(45,955)	$—	$—	$741,522
Other venture capital investments	127,091	1,249	194	(385)	—	(1,095)	—	(3,561)	123,493
Total non-marketable and other securities (fair value accounting) (1)	793,012	57,487	65,512	(385)	—	(47,050)	—	(3,561)	865,015
Other assets:
Equity warrant assets (2)	66,129	7,927	—	(4,439)	4,314	1,378	—	(2,080)	73,229
Total assets	$859,141	$65,414	$65,512	$(4,824)	$4,314	$(45,672)	$—	$(5,641)	$938,244

(1)	Realized and unrealized gains (losses) are recorded in the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at June 30, 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$38,061	$34,390	$149,917	$57,011
Other venture capital investments	1,324	(209)	1,310	1,117
Other securities (fair value accounting)	1,615	—	80,583	—
Total non-marketable and other securities (fair value accounting) (1)	41,000	34,181	231,810	58,128
Other assets:
Equity warrant assets (2)	9,578	5,240	11,971	6,279
Total unrealized gains, net	$50,578	$39,421	$243,781	$64,407
Unrealized gains attributable to noncontrolling interests	$38,791	$28,482	$148,151	$50,245

(1)	Unrealized gains (losses) are recorded in the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2014. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
June 30, 2014:
Other venture capital investments (fair value accounting)	$43,747	Private company equity pricing	(1)	(1)
Other securities	5,808	Modified stock price	Sales restrictions discount (2)	10.0%
Equity warrant assets (public portfolio)	671	Modified Black-Scholes option pricing model	Volatility	43.3%
			Risk-Free interest rate	1.8%
			Sales restrictions discount (2)	14.8%
Equity warrant assets (private portfolio)	86,480	Modified Black-Scholes option pricing model	Volatility	38.9%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	20.0%
			Remaining life assumption (4)	45.0%
December 31, 2013:
Other venture capital investments (fair value accounting)	$32,839	Private company equity pricing	(1)	(1)
Other securities	319,249	Modified stock price	Sales restrictions discount (2)	12.0%
Equity warrant assets (public portfolio)	24,217	Modified Black-Scholes option pricing model	Volatility	41.3%
			Risk-Free interest rate	1.7%
			Sales restrictions discount (2)	13.7%
Equity warrant assets (private portfolio)	75,674	Modified Black-Scholes option pricing model	Volatility	40.1%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	22.5%
			Remaining life assumption (4)	45.0%

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At June 30, 2014, the weighted average contractual remaining term was 6.2 years, compared to our estimated remaining life of 2.8 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and six months ended June 30, 2014 and 2013, we did not have any material transfers between Level 2 and Level 1. Transfers from Level 3 to Level 1 for the six months ended June 30, 2014 included $374.5 million as a result of the expiration of lockup and other restrictions on certain of our other securities. Transfers from Level 3 to Level 2 for the six months ended June 30, 2013 include $3.6 million due to the IPO of one of our portfolio companies.
All other transfers from Level 3 to Level 2 for the three and six months ended June 30, 2014 and 2013 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Held-to-Maturity Securities
Held-to-maturity securities include similar investments held in our available-for-sale securities portfolio and are valued using the same methodologies. All securities included in our held-to-maturity securities portfolio are valued using Level 2 inputs. Refer to Level 2 fair value measurements above for significant inputs used in the valuation of our held-to-maturity investment securities.

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
Short-Term Borrowings
Short-term borrowings at both June 30, 2014 and December 31, 2013 included cash collateral received from our counterparties in relation to derivative contracts where the net market value is in our favor, primarily for our interest rate swap agreement related to our 6.05% Subordinated Notes. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at June 30, 2014 and December 31, 2013 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to hedge accounting associated with the note.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at June 30, 2014 and December 31, 2013. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2014 and December 31, 2013:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2014:
Financial assets:
Cash and cash equivalents	$2,649,831	$2,649,831	$—	$—
Held-to-maturity securities	5,463,920	—	5,454,996	—
Non-marketable and other securities (cost and equity method accounting)	391,327	—	—	480,736
Net commercial loans	10,127,781	—	—	10,319,273
Net consumer loans	1,100,202	—	—	1,039,405
FHLB and Federal Reserve Bank stock	41,026	—	—	41,026
Accrued interest receivable	79,135	—	79,135	—
Financial liabilities:
Other short-term borrowings	4,910	4,910	—	—
Non-maturity deposits (1)	28,196,740	28,196,740	—	—
Time deposits	155,807	—	155,812	—
5.375% Senior Notes	348,321	—	396,452	—
6.05% Subordinated Notes (2)	51,208	—	55,806	—
7.0% Junior Subordinated Debentures	54,933	—	54,289	—
Accrued interest payable	6,895	—	6,895	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	27,698
December 31, 2013:
Financial assets:
Cash and cash equivalents	$1,538,779	$1,538,779	$—	$—
Non-marketable and other securities (cost and equity method accounting)	378,309	—	—	447,783
Net commercial loans	9,796,878	—	—	9,935,917
Net consumer loans	966,622	—	—	1,005,080
FHLB and Federal Reserve Bank stock	40,632	—	—	40,632
Accrued interest receivable	67,772	—	67,772	—
Financial liabilities:
Other short-term borrowings	5,080	5,080	—	—
Non-maturity deposits (1)	22,259,119	22,259,119	—	—
Time deposits	213,860	—	213,874	—
5.375% Senior Notes	348,209	—	383,782	—
6.05% Subordinated Notes (2)	51,987	—	56,297	—
7.0% Junior Subordinated Debentures	55,020	—	51,915	—
Accrued interest payable	6,858	—	6,858	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	24,285

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At June 30, 2014 and December 31, 2013, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $5.7 million and $6.5 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2014:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,040,522	$1,040,522	$506,163
Non-marketable and other securities (equity method accounting):
Other investments (2)	47,706	49,220	5,836
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	142,136	230,236	28,100
Total	$1,230,364	$1,319,978	$540,099

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $962 million and $501 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

(2)
Other investments within non-marketable securities (equity method accounting) include investments in debt funds and venture capital and private equity fund investments that invest in or lend money to primarily U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 5 to 7 years, depending on the age of the funds.

(3)
Venture capital and private equity fund investments within non-marketable securities (cost method accounting) include investments in venture capital and private equity fund investments that invest primarily in U.S. and global technology and life sciences companies. It is estimated that we will receive distributions from the fund investments over the next 5 to 7 years, depending on the age of the funds and any potential extensions of the terms of the funds.

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
SVB Financial has commitments under two partially-syndicated revolving line of credit facilities totaling $65 million to Gold Hill Capital 2008 LP, a venture debt fund, and an affiliated fund, for which SVB Financial has ownership interests. Of the $65 million, $13 million is syndicated to another lender. SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 2008 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The lines of credit are secured and bear an interest rate of national Prime plus one percent. The highest outstanding balance under SVB Financial's portion of the facility for the three months ended June 30, 2014 was $23 million. SVB Financial's portion of the outstanding balance was $19 million at June 30, 2014 and $23 million at December 31, 2013.
During the six months ended June 30, 2014, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

16.	Subsequent Events
Update on Investments in FireEye
As of June 30, 2014, our managed funds (including SVB Financial's interest) held approximately 4.9 million shares of FireEye common stock ("FireEye Shares").
From June 30, 2014 to August 6, 2014, the market price of FireEye's common stock decreased by 24 percent from $40.55 to $30.78. Based on this decrease, we would expect a total decrease in the pre-tax valuation of the FireEye Shares, during this time period, of approximately $48 million ($9 million, net of noncontrolling interests). (This is a non-GAAP financial measure. See reconciliation below).
Investment gains or losses relating to the remaining 4.9 million FireEye Shares are subject to FireEye’s stock price, which is subject to market conditions and various other factors. Additionally, the decrease in the pre-tax valuation of the FireEye Shares, specifically noted in the paragraph above, are currently unrealized losses. Any losses (or gains) relating to the FireEye Shares that will actually become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and timing of any sales of securities, which are subject to our securities sales and governance processes. None of the FireEye related investments currently are subject to a lock-up agreement.
The table below sets forth a reconciliation of the non-GAAP financial measure discussed above:

Non-GAAP losses on investments securities, net of noncontrolling interests (Dollars in millions)	Through August 6, 2014
GAAP losses on certain non-marketable and other securities	$48
Less: losses attributable to noncontrolling interests, including carried interest	39
Non-GAAP losses on certain non-marketable and other securities, net of noncontrolling interests	$9

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

•	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

•	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity

•	The realization, timing, valuation and performance of equity or other investments, including the impact of changes in our valuation of our investments, such as FireEye.

•	The likelihood that the market value of our temporarily impaired investments will recover

•	Our intent to sell our available-for-sale securities prior to recovery of our cost basis, or the likelihood of such

•	Our ability and intent to hold our held-to-maturity securities until maturity

•	The impact on our interest income from mortgage prepayment levels as it relates to our premium amortization expense, and from changes in loan yields due to shifts in loan mix

•	Expected cash requirements for unfunded commitments to certain investments, including capital calls

•
Our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

•	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

•	The level of loan and deposit and client investment fund balances

•	The level of client investment fees and associated margins

•	The profitability of our products and services, including loan yields, loan pricing, and interest margins

•	Our strategic initiatives, including the expansion of operations and business activities in China, Hong Kong, India, Israel, the UK and elsewhere domestically or internationally

•	The expansion and growth of our noninterest income sources

•	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	The realization of certain deferred tax assets, and of any benefit stemming from certain net operating loss carryforwards.

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The condition and suitability of our properties

•	The manner in which we compete

•	The effect of application of accounting pronouncements and regulatory requirements

•	The effect of lawsuits and claims

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
Factors that could cause actual results to differ from the expectations stated in the forward-looking statements include, but are not limited to, factors discussed elsewhere in this Quarterly Report on Form 10-Q, under “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), as filed with the SEC on February 27, 2014, and other documents we file with the SEC. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q, except as applicable by law.
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
Management’s Overview of Second Quarter 2014 Performance
Overall, we had a strong second quarter in 2014, which was reflective of the positive business environment for our clients and our unique business model and expertise in supporting innovation companies and their investors, which have enabled us to deliver solid organic growth. We had net income available to common stockholders of $50.8 million and diluted EPS was $1.04. This compares to net income of $48.6 million and diluted EPS of $1.06 in the second quarter of 2013. In the second quarter of 2014, compared to the second quarter of 2013, we experienced strong growth in net interest income as a result of the increase in average investments of $4.8 billion, and loan growth of $2.1 billion, driven by our outstanding deposit growth, with record high average deposits of $27.2 billion. In addition, overall credit quality improved resulting in lower loan reserves, we saw continued growth in income from core fees as well as gains on equity warrant assets, and our liquidity and capital ratios continued to remain strong overall. Net gains on investment securities of $41.6 million, excluding FireEye losses of $98.9, was also strong in the second quarter 2014. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, increased, reflecting growth from our existing and new clients. Our noninterest expense increased $30.2 million primarily from increases in compensation expense mainly driven by increased incentive compensation, due to our strong performance, as well as an increase in average FTEs.
Second quarter 2014 results (compared to the second quarter 2013, where applicable) included:

▪	Continued strong growth in our lending business with record high average loan balances of $11.1 billion, an increase of $2.1 billion, or 22.8 percent.

▪
Average investment securities, excluding non-marketable and other securities, of $15.2 billion, an increase of $4.8 billion, or 45.7 percent. Period-end investment securities, excluding non-marketable and other securities, of $17.1 billion, an increase of $7.1 billion, or 70.6 percent.

▪	Average deposit balances of $27.2 billion, an increase of $8.6 billion, or 46.0 percent. Period-end deposit balances were $28.4 billion, an increase of $9.7 billion, or 51.7 percent.

▪
Average total client funds (including on-balance sheet deposits and off-balance sheet client investment funds) were $57.3 billion, an increase of $15.5 billion, or 37.1 percent. Period-end total client funds were $58.7 billion, an increase of $16.0 billion, or 37.6 percent.

▪
Net interest income (fully taxable equivalent basis) of $205.4 million, an increase of $34.9 million, or 20.5 percent, primarily due to an increase in interest income from loans and fixed income investment securities, attributable to growth in average loan and investment balances of $2.1 billion and $4.8 billion, respectively, driven by the strong average deposit growth mentioned above. This increase was partially offset by a decrease in the overall yield of our loan portfolio primarily resulting from the growth in our venture capital and private equity loan portfolio which, on average, have lower yields. The overall low market rate environment and increased price competition also impacted interest income.

▪
Net interest margin of 2.79 percent, compared to 3.40 percent, primarily reflective of a 51 basis point decrease in the overall yield of our loan portfolio. This decrease was primarily attributable to the change in mix of our interest earning assets. Loans represented 38 percent of earning assets in the second quarter of 2014 compared to 45 percent in the second quarter of 2013.

▪
Provision for loan losses of $1.9 million, compared to $18.6 million. The provision of $1.9 million was primarily driven by $5.3 million from period-end loan growth and $4.8 million in net charge-offs, offset by a reserve release of $6.0 million due to the improvement of the credit quality of our overall loan portfolio and a $2.1 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments and charge-offs.

▪	Foreign exchange, credit card and lending related fees of $34.1 million, an increase of $8.2 million, or 31.6 percent reflective of increased client activity and transaction volumes.

▪
Net losses on investment securities of $57.3 million, compared to net gains of $40.6 million. Non-GAAP net losses on investment securities, net of noncontrolling interests of $22.1 million, compared to net gains of $9.5 million (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income—Gains on Investment Securities, Net") , primarily resulting from our FireEye related investments. Specifically, we had losses on investment securities related to FireEye of $98.9 million ($30.4 million net of noncontrolling interests). See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net" for details about our FireEye related investments during the three and six months ended June 30, 2014.

▪
Net gains on equity warrant assets of $12.3 million, an increase of $5.1 million, or 71.5 percent, compared to $7.2 million. This increase was primarily driven by the increase in the number of equity warrant assets held as well as gains due to increases in valuations across the equity warrant asset portfolio.

▪
Noninterest expense of $173.4 million, an increase of $30.2 million, or 21.0 percent. The increase was primarily due to increases in incentive compensation and ESOP and other employee benefits as a result of our strong financial performance and an increase in average FTEs. Average FTEs increased by 6.7 percent to 1,768 for the three months ended June 30, 2014, compared to 1,657 FTEs for the comparable 2013 period.

▪
The issuance and sale through a registered public offering of 4,485,000 shares of common stock at an offering price of $101.00 per share, which resulted in net proceeds of $434.9 million to support the continued growth of our balance sheet.

A summary of our performance for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data and ratios)	2014	2013	% Change		2014	2013	% Change
Income Statement:
Diluted earnings per share	$1.04	$1.06	(1.9)%		$2.96	$1.96	51.0%
Net income available to common stockholders	50,797	48,584	4.6		142,098	89,475	58.8
Net interest income	204,965	170,081	20.5		401,293	333,250	20.4
Net interest margin	2.79%	3.40%	(61)	bps	2.95%	3.32%	(37)	bps
Provision for loan losses	$1,947	$18,572	(89.5)%		$2,441	$24,385	(90.0)%
Noninterest income	14,210	98,239	(85.5)		324,435	176,843	83.5
Noninterest expense	173,446	143,292	21.0		345,882	292,306	18.3
Non-GAAP core fee income (1)	49,993	41,957	19.2		100,939	83,278	21.2
Non-GAAP noninterest income, net of noncontrolling interests (1)	49,535	67,488	(26.6)		173,042	123,602	40.0
Non-GAAP noninterest expense, net of noncontrolling interests (2)	168,179	140,425	19.8		337,294	286,579	17.7
Balance Sheet:
Average loans, net of unearned income	$11,080,602	$9,022,173	22.8%		$10,925,007	$8,852,488	23.4%
Average noninterest-bearing demand deposits	19,472,542	13,257,481	46.9		18,183,692	13,321,635	36.5
Average interest-bearing deposits	7,704,583	5,356,689	43.8		7,252,765	5,377,733	34.9
Average total deposits	27,177,125	18,614,170	46.0		25,436,457	18,699,368	36.0
Earnings Ratios:
Return on average assets (annualized) (3)	0.64%	0.88%	(27.3)%		0.96%	0.81%	18.5%
Return on average SVBFG stockholders’ equity (annualized) (4)	8.50	10.12	(16.0)		12.74	9.52	33.8
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.06%	1.23%	(17)	bps	1.06%	1.23%	(17)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.02	1.13	(11)		1.02	1.13	(11)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.23	0.68	(45)		0.50	0.47	3
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.17	0.49	(32)		0.45	0.35	10
Capital Ratios:
Total risk-based capital ratio	15.36%	14.03%	133	bps	15.36%	14.03%	133	bps
Tier 1 risk-based capital ratio	14.42	12.84	158		14.42	12.84	158
Tier 1 leverage ratio	8.74	8.78	(4)		8.74	8.78	(4)
Tangible common equity to tangible assets (5)	8.03	8.34	(31)		8.03	8.34	(31)
Tangible common equity to risk-weighted assets (5)	14.52	12.73	179		14.52	12.73	179
Bank total risk-based capital ratio	13.41	12.42	99		13.41	12.42	99
Bank tier 1 risk-based capital ratio	12.45	11.20	125		12.45	11.20	125
Bank tier 1 leverage ratio	7.51	7.66	(15)		7.51	7.66	(15)
Bank tangible common equity to tangible assets (5)	7.22	7.60	(38)		7.22	7.60	(38)
Bank tangible common equity to risk-weighted assets (5)	12.65	11.18	147		12.65	11.18	147
Other Ratios:
Operating efficiency ratio (6)	78.98%	53.32%	48.1%		47.60%	57.21%	(16.8)%
Non-GAAP operating efficiency ratio (2)	65.97	59.01	11.8		58.64	62.62	(6.4)
Book value per common share (7)	$52.78	$40.65	29.8		$52.78	$40.65	29.8
Other Statistics:
Average full-time equivalent employees	1,768	1,657	6.7%		1,751	1,656	5.7%
Period-end full-time equivalent employees	1,786	1,657	7.8		1,786	1,657	7.8

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2013 Form 10-K.
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between interest earned on loans, fixed income investment portfolio (available-for-sale and held-to-maturity securities), short-term investment securities and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0 percent.
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

	2014 Compared to 2013			2014 Compared to 2013
	Three months ended June 30, increase (decrease) due to change in			Six months ended June 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$1,644	$(435)	$1,209	$2,804	$(678)	$2,126
Fixed income investment portfolio (taxable)	21,781	(3,014)	18,767	28,076	(641)	27,435
Fixed income investment portfolio (non-taxable)	(14)	(7)	(21)	(48)	23	(25)
Loans, net of unearned income	28,165	(12,270)	15,895	56,897	(16,574)	40,323
Increase (decrease) in interest income, net	51,576	(15,726)	35,850	87,729	(17,870)	69,859
Interest expense:
NOW deposits	17	16	33	31	21	52
Money market deposits	1,229	(220)	1,009	2,204	(278)	1,926
Money market deposits in foreign offices	14	(8)	6	32	(8)	24
Time deposits	(29)	(48)	(77)	(30)	(120)	(150)
Sweep deposits in foreign offices	21	(9)	12	(7)	(9)	(16)
Total increase (decrease) in deposits expense	1,252	(269)	983	2,230	(394)	1,836
Short-term borrowings	(43)	—	(43)	(71)	—	(71)
5.375% Senior Notes	—	7	7	6	8	14
Junior Subordinated Debentures	—	16	16	(5)	28	23
6.05% Subordinated Notes	(5)	16	11	(10)	33	23
Total (decrease) increase in borrowings expense	(48)	39	(9)	(80)	69	(11)
Increase (decrease) in interest expense, net	1,204	(230)	974	2,150	(325)	1,825
Increase (decrease) in net interest income	$50,372	$(15,496)	$34,876	$85,579	$(17,545)	$68,034
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended June 30, 2014 and 2013
Net interest income increased by $34.9 million to $205.4 million for the three months ended June 30, 2014, compared to $170.5 million for the comparable 2013 period. Overall, we saw an increase in our net interest income primarily due to higher average loan and investment securities balances. These increases were partially offset by lower overall loan and investment yields.
The main factors affecting interest income and interest expense for the three months ended June 30, 2014, compared to the comparable 2013 period are discussed below:

•	Interest income for the three months ended June 30, 2014 increased by $35.9 million primarily due to:

◦
An $18.7 million increase in interest income on investment securities to $64.6 million for the three months ended June 30, 2014, compared to $45.9 million for the comparable 2013 period. The increase was reflective of an increase in average investment securities balances of $4.8 billion as a result of deposit growth, offset by a decrease in the overall yield on our investment securities portfolio, which decreased 6 basis points to 1.71 percent. Lower reinvestment yields, resulting from a lower overall market rate environment and an increase in purchases of shorter term U.S. Treasury securities during the three months ended June 30, 2014, contributed to a decline of 13 basis points. The decline was partially offset by a 7 basis point benefit from lower premium amortization expense. As of June 30, 2014, the remaining unamortized premium balance, net of discounts, on our investment securities portfolio was $17.8 million (net of discounts of $85.3 million), compared to $99.6 million (net of discounts of $16.3 million) for the comparable 2013 period.

◦
A $15.9 million increase in interest income on loans to $147.7 million for the three months ended June 30, 2014, compared to $131.8 million for the comparable 2013 period. This increase was reflective of an increase in average loan balances of $2.1 billion, partially offset by a decrease from both gross loan and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.49 percent from 4.90 percent, reflective of a continued change in the mix of our overall loan portfolio. Loan fee yields decreased to 77 basis points, from 90 basis points, as a result of the decrease in regular amortizing fee income, fee income earned from early loan repayments and other nonrecurring loan fees. Loan growth through the second quarter of 2014 has primarily come from our venture capital/private equity loan portfolio which, on average, has lower yielding loans. Additionally, the overall low market rate environment and increased price competition have also impacted interest income.

•
Interest expense for the three months ended June 30, 2014 increased to $8.9 million, compared to $7.9 million for the comparable 2013 period. The increase in interest expense was primarily from interest-bearing money market deposits of $1.0 million, mainly attributable to growth of our average money market deposits of $2.1 billion.

Six months ended June 30, 2014 and 2013
Net interest income increased by $68.0 million to $402.1 million for the six months ended June 30, 2014, compared to $334.1 million for the comparable 2013 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our investment securities portfolio, which has increased as a result of the continued growth in deposits. These increases were partially offset by lower yields earned on our loans.
The main factors affecting interest income for the six months ended June 30, 2014, compared to the comparable 2013 period are discussed below:

•	Interest income for the six months ended June 30, 2014 increased by $69.9 million primarily due to:

◦
A $40.3 million increase in interest income on loans, primarily due to an increase in average loan balances of $2.1 billion. In addition, driven by early loan repayments, non-recurring loan fee income increased $6.1 million to $18.1 million for the six months ended June 30, 2014 compared to $12.0 million for the comparable 2013 period. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.53 percent from 4.92 percent, reflective of a continued change in the mix of our overall loan portfolio. As mentioned above, our loan growth through the second quarter of 2014 has primarily come from our venture capital/private equity loan portfolio which, on average, has lower yielding loans. Additionally, the overall low market rate environment and increased price competition have also impacted interest income. The decrease in gross loan yields was partially offset by loan interest recoveries of $3.3 million for the six months ended June 30, 2014, compared to $0.6 million for the comparable 2013 period.

◦	A $27.4 million increase in interest income on investment securities, with the majority of the increase due to a $3.1 billion increase in average balances due to strong deposit growth.

•
Interest expense for the six months ended June 30, 2014 increased to $17.6 million, compared to $15.7 million for the comparable 2013 period. The increase in interest expense was primarily from interest-bearing money market deposits of $1.9 million, mainly attributable to growth of our average money market deposits of $1.8 billion.

Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 61 basis points to 2.79 percent for the three months ended June 30, 2014, compared to 3.40 percent for the comparable 2013 period.
Our net interest margin decreased by 37 basis points to 2.95 percent for the six months ended June 30, 2014, compared to 3.32 percent for the comparable 2013 period.
The decrease in our net interest margin for both the three and six months ended June 30, 2014, was primarily reflective of the shift in the mix of our interest-earning assets as a result of the significant growth in deposits (higher average cash and investment securities balances to deposits and lower average loan balances to deposits) and lower overall loan yield, partially offset by lower premium amortization expense on investment securities. Our loan portfolio (higher-yielding assets) comprised 38 percent, and 40 percent, of our average interest-earning assets during the three and six months ended June 30, 2014, respectively, compared to 45 percent and 44 percent, respectively, for the comparable 2013 periods.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2014 and 2013:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2014 and 2013

	Three months ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$3,210,218	$1,943	0.24%	$693,297	$734	0.42%
Investment securities:
Available-for-sale securities: (2)
Taxable	13,342,544	53,915	1.62	10,342,873	44,657	1.73
Non-taxable (3)	54,721	815	5.97	82,943	1,242	6.01
Held-to-maturity securities:
Taxable	1,765,204	9,509	2.16	—	—	—
Non-taxable (3)	28,494	406	5.72	—	—	—
Total loans, net of unearned income (4) (5)	11,080,602	147,680	5.35	9,022,173	131,785	5.86
Total interest-earning assets	29,481,783	214,268	2.91	20,141,286	178,418	3.55
Cash and due from banks	60,373			299,886
Allowance for loan losses	(128,465)			(118,635)
Other assets (6)	2,331,939			1,770,761
Total assets	$31,745,630			$22,093,298
Funding sources:
Interest-bearing liabilities:
NOW deposits	$159,316	$155	0.39%	$140,725	$122	0.35%
Money market deposits	5,338,785	2,561	0.19	3,220,618	1,552	0.19
Money market deposits in foreign offices	201,821	38	0.08	133,084	32	0.10
Time deposits	150,731	92	0.24	179,361	169	0.38
Sweep deposits in foreign offices	1,853,930	222	0.05	1,682,901	210	0.05
Total interest-bearing deposits	7,704,583	3,068	0.16	5,356,689	2,085	0.16
Short-term borrowings	4,554	—	—	24,019	43	0.72
5.375% Senior Notes	348,284	4,830	5.56	348,066	4,823	5.56
Junior Subordinated Debentures	54,962	848	6.19	55,138	832	6.05
6.05% Subordinated Notes	51,470	130	1.01	53,766	119	0.89
Total interest-bearing liabilities	8,163,853	8,876	0.44	5,837,678	7,902	0.54
Portion of noninterest-bearing funding sources	21,317,930			14,303,608
Total funding sources	29,481,783	8,876	0.12	20,141,286	7,902	0.15
Noninterest-bearing funding sources:
Demand deposits	19,472,542			13,257,481
Other liabilities	398,492			290,381
SVBFG stockholders’ equity	2,397,386			1,924,902
Noncontrolling interests	1,313,357			782,856
Portion used to fund interest-earning assets	(21,317,930)			(14,303,608)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$31,745,630			$22,093,298
Net interest income and margin		$205,392	2.79%		$170,516	3.40%
Total deposits	$27,177,125			$18,614,170
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(427)			(435)
Net interest income, as reported		$204,965			$170,081

(1)
Includes average interest-earning deposits in other financial institutions of $342 million and $157 million for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, balances also include $2.5 billion and $404 million, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $21.3 million and $20.3 million for the three months ended June 30, 2014 and 2013, respectively.

(6)
Average investment securities of $1.8 billion and $1.4 billion for the three months ended June 30, 2014 and 2013, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2014 and 2013

	Six months ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,848,215	$3,579	0.25%	$757,501	$1,453	0.39%
Investment securities:
Available-for-sale securities: (2)
Taxable	12,758,090	108,335	1.71	10,572,031	90,409	1.72
Non-taxable (3)	68,177	2,040	6.03	83,374	2,471	5.98
Held-to-maturity securities:
Taxable	887,478	9,509	2.16	—	—	—
Non-taxable (3)	14,326	406	5.71	—	—	—
Total loans, net of unearned income (4) (5)	10,925,007	295,852	5.46	8,852,488	255,529	5.82
Total interest-earning assets	27,501,293	419,721	3.08	20,265,394	349,862	3.48
Cash and due from banks	161,862			289,590
Allowance for loan losses	(134,734)			(117,069)
Other assets (5)	2,239,200			1,765,402
Total assets	$29,767,621			$22,203,317
Funding sources:
Interest-bearing liabilities:
NOW deposits	$155,050	$291	0.38%	$138,095	$239	0.35%
Money market deposits	4,962,911	4,973	0.20	3,132,310	3,047	0.20
Money market deposits in foreign offices	196,796	84	0.09	124,420	60	0.10
Time deposits	159,343	192	0.24	175,900	342	0.39
Sweep deposits in foreign offices	1,778,665	432	0.05	1,807,008	448	0.05
Total interest-bearing deposits	7,252,765	5,972	0.17	5,377,733	4,136	0.16
Short-term borrowings	4,768	—	—	49,339	71	0.29
5.375% Senior Notes	348,256	9,658	5.59	348,040	9,644	5.59
Junior Subordinated Debentures	54,984	1,687	6.19	55,159	1,664	6.08
6.05% Subordinated Notes	51,717	255	0.99	54,023	232	0.87
Total interest-bearing liabilities	7,712,490	17,572	0.46	5,884,294	15,747	0.54
Portion of noninterest-bearing funding sources	19,788,803			14,381,100
Total funding sources	27,501,293	17,572	0.13	20,265,394	15,747	0.16
Noninterest-bearing funding sources:
Demand deposits	18,183,692			13,321,635
Other liabilities	397,354			324,954
SVBFG stockholders’ equity	2,249,425			1,895,768
Noncontrolling interests	1,224,660			776,666
Portion used to fund interest-earning assets	(19,788,803)			(14,381,100)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$29,767,621			$22,203,317
Net interest income and margin		$402,149	2.95%		$334,115	3.32%
Total deposits	$25,436,457			$18,699,368
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(856)			(865)
Net interest income, as reported		$401,293			$333,250

(1)
Includes average interest-earning deposits in other financial institutions of $330 million and $167 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, balances also include $2.3 billion and $0.4 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $46 million and $37 million for the six months ended June 30, 2014 and 2013, respectively.

(6)
Average investment securities of $1.7 billion and $1.4 billion for the six months ended June 30, 2014 and 2013, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance for loan losses, beginning balance	$123,542	$112,205	$142,886	$110,651
Provision for loan losses	1,947	18,572	2,441	24,385
Gross loan charge-offs	(6,382)	(15,375)	(27,532)	(21,001)
Loan recoveries	1,621	4,169	2,933	5,536
Allowance for loan losses, ending balance	$120,728	$119,571	$120,728	$119,571
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.07%	0.77%	0.04%	0.51%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.23	0.68	0.50	0.47
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.17	0.49	0.45	0.35
Allowance for loan losses as a percentage of period-end total gross loans	1.06	1.23	1.06	1.23
Period-end total gross loans	$11,437,300	$9,705,464	$11,437,300	$9,705,464
Average total gross loans	11,166,021	9,100,420	11,010,328	8,929,012
Our provision for loan losses was $1.9 million for the three months ended June 30, 2014, compared to a provision of $18.6 million for the comparable 2013 period. The provision of $1.9 million for the second quarter of 2014 was primarily driven by $5.3 million from period-end loan growth and $4.8 million in net charge-offs, offset by a reserve release of $6.0 million due to the improvement of the credit quality of our overall loan portfolio and a $2.1 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments and charge-offs. The provision of $18.6 million for the three months ended June 30, 2013 was primarily driven by $8.8 million from period-end loan growth, as well as to provide for net charge-offs and a modest increase in our reserve for impaired loans.
Gross loan charge-offs of $6.4 million for the second quarter of 2014 included $3.9 million of charge-offs from four software clients and $1.7 million from one client in our other commercial loans portfolio, of which a total of $1.4 million was previously reserved for in the first quarter of 2014. Net loan charge-offs of $4.8 million represented 0.17 percent of average total gross loans, compared to net charge offs of $11.2 million, or 0.49 percent of average total gross loans for the comparable 2013 period. The decrease in net charge offs, as a percentage of average total gross loans, of 32 basis points reflected the continued improvement in the credit quality of our loan portfolio.
We had a provision for loan losses of $2.4 million for the six months ended June 30, 2014, compared to a provision of $24.4 million for the comparable 2013 period. The provision of $2.4 million for the six months ended June 30, 2014 was primarily due to $24.6 million of net charge-offs and $5.2 million from period-end loan growth, offset by a $16.6 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments and charge-offs and a reserve release of $10.8 million due to the improvement of the credit quality of our overall loan portfolio.
Gross loan charge-offs of $27.5 million for the six months ended June 30, 2014 were primarily from our hardware and software client portfolios. Loan recoveries of $2.9 million for the six months ended June 30, 2014 were primarily from our hardware client portfolio. The provision of $24.4 million for the six months ended June 30, 2013 was primarily driven by net charge-offs of $15.5 million and period-end loan growth.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income
A summary of noninterest income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Non-GAAP core fee income:
Foreign exchange fees	$17,928	$13,667	31.2%	$35,124	$27,863	26.1%
Credit card fees	10,249	7,609	34.7	20,531	15,057	36.4
Deposit service charges	9,611	8,907	7.9	19,218	17,700	8.6
Lending related fees (1)	5,876	4,596	27.9	12,179	8,570	42.1
Client investment fees	3,519	3,524	(0.1)	6,937	6,999	(0.9)
Letters of credit and standby letters of credit fees	2,810	3,654	(23.1)	6,950	7,089	(2.0)
Total non-GAAP core fee income (2)	49,993	41,957	19.2	100,939	83,278	21.2
(Losses) gains on investment securities, net	(57,320)	40,561	NM	166,592	67,999	145.0
Gains on derivative instruments, net	12,775	8,087	58.0	36,942	18,379	101.0
Other	8,762	7,634	14.8	19,962	7,187	177.8
Total noninterest income	$14,210	$98,239	(85.5)	$324,435	$176,843	83.5

NM - Not meaningful

(1)
Lending related fees consists of fee income associated with credit commitments such as unused commitment fees, syndication fees and other loan processing fees and, historically, has been included in other noninterest income. Prior period amounts have been reclassified to conform to the current period presentation.

(2)	The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
GAAP noninterest income (as reported)	$14,210	$98,239	(85.5)%	$324,435	$176,843	83.5%
Less: (losses) gains on investment securities, net	(57,320)	40,561	NM	166,592	67,999	145.0
Less: gains on derivative instruments, net	12,775	8,087	58.0	36,942	18,379	101.0
Less: other noninterest income	8,762	7,634	14.8	19,962	7,187	177.8
Non-GAAP core fee income (1)	$49,993	$41,957	19.2	$100,939	$83,278	21.2

NM - Not meaningful

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.
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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
GAAP noninterest income (as reported)	$14,210	$98,239	(85.5)%	$324,435	$176,843	83.5%
Less: (losses) income attributable to noncontrolling interests, including carried interest	(35,325)	30,751	NM	151,393	53,241	184.4
Non-GAAP noninterest income, net of noncontrolling interests	$49,535	$67,488	(26.6)	$173,042	$123,602	40.0

NM - Not meaningful
(Losses) gains on Investment Securities, Net
Net (losses) gains on investment securities include both gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale, and held-to-maturity, securities portfolios are primarily fixed income investment portfolios that are managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Sales of equity securities, held as a result of our exercised warrants, results in net gains or losses on investment securities and is within the guidelines of our investment policy of managing our liquidity position and interest rate risk. Though infrequent, the sale of investment securities in our fixed income portfolio may result in net gains or losses and is also within the guidelines of our investment policy.
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
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these equity securities may be subject to, the actual sales of securities and the timing of such actual sales.
For the three months ended June 30, 2014, we had net losses on investment securities of $57.3 million, compared to $40.6 million in net gains for the comparable 2013 period. Net losses on investment securities, net of noncontrolling interests, were $22.1 million for the three months ended June 30, 2014, compared to net gains of $9.5 million for the comparable 2013 period.
Net losses, net of noncontrolling interests, of $22.1 million for the three months ended June 30, 2014 were primarily driven by the following:

•	Losses of $16.8 million from our managed direct venture funds, mainly due to the decrease in the public company stock price of FireEye.

•
Losses of $16.5 million from our equity securities holdings, primarily attributable to the sale of shares of FireEye common stock (acquired through the exercise of certain warrants), the stock price of which decreased since March 31, 2014.

•
Gains of $8.6 million from our strategic and other investments, primarily driven by distributions from strategic venture capital fund investments as well as the sale of one of our direct equity investments, for which we recorded a realized gain of $4.7 million.

•	Gains of $3.0 million from our managed funds of funds, primarily related to unrealized valuation adjustments of two of our funds of funds.

For the six months ended June 30, 2014, we had net gains on investment securities of $166.6 million, compared to $68.0 million for the comparable 2013 period. Net gains on investment securities, net of noncontrolling interests, were $15.3 million for the six months ended June 30, 2014, compared to net gains of $14.6 million for the comparable 2013 period.
The losses, net of noncontrolling interests, of $15.3 million for the six months ended June 30, 2014 were primarily driven by the following:

•
Losses of $16.5 million from our equity securities holdings, primarily attributable to the sale of shares of FireEye common stock (acquired through the exercise of certain warrants), the stock price of which decreased since March 31, 2014.

•	Gains of $13.0 million from our managed funds of funds, primarily related to unrealized valuation adjustments of three of our funds of funds and.

•
Gains of $12.3 million from our strategic and other investments, primarily driven by distributions from strategic venture capital fund investments as well as the acquisition of one of our direct equity investments during the second quarter of 2014, for which we recorded a gain of $4.7 million.

•	Gains of $3.8 million from our managed direct venture funds, driven by net valuation gains from stock performance of public companies.

•	Gains of $3.0 million from our investments in debt funds, primarily from unrealized valuation increases from the investments within the funds.
The following tables provide a summary of non-GAAP net gains on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended June 30, 2014
Total (losses) gains on investment securities, net	$38,478	$(87,548)	$(356)	$(16,480)	$8,586	$(57,320)
Less: (losses) gains attributable to noncontrolling interests, including carried interest	35,507	(70,746)	(1)	—	—	(35,240)
Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$2,971	$(16,802)	$(355)	$(16,480)	$8,586	$(22,080)
Three months ended June 30, 2013
Total gains on investment securities, net	$33,626	$987	$1,799	$775	$3,374	$40,561
Less: gains (losses) attributable to noncontrolling interests, including carried interest	30,021	1,047	(1)	—	—	31,067
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$3,605	$(60)	$1,800	$775	$3,374	$9,494
Six months ended June 30, 2014
Total gains (losses) on investment securities, net	$149,926	$18,154	$2,645	$(16,420)	$12,287	$166,592
Less: gains (losses) attributable to noncontrolling interests, including carried interest	136,958	14,368	(14)	—	—	151,312
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$12,968	$3,786	$2,659	$(16,420)	$12,287	$15,280
Six months ended June 30, 2013
Total gains on investment securities, net	$56,428	$2,843	$3,552	$730	$4,446	$67,999
Less: gains (losses) attributable to noncontrolling interests, including carried interest	50,823	2,543	(3)	—	—	53,363
Non-GAAP net gains on investment securities, net of noncontrolling interests	$5,605	$300	$3,555	$730	$4,446	$14,636

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Equity warrant assets (1)
Gains on exercises, net	$3,553	$1,611	120.5%	$21,955	$2,425	NM
Cancellations and expirations	(429)	(118)	NM	(516)	(222)	132.4
Changes in fair value	9,205	5,697	61.6	16,263	8,492	91.5
Net gains on equity warrant assets	12,329	7,190	71.5	37,702	10,695	NM
Gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (2)	170	124	37.1	472	173	172.8
Gains (losses) on internal foreign exchange forward contracts, net (3)	538	712	(24.4)	(491)	6,912	(107.1)
Total gains (losses) on foreign exchange forward contracts, net	708	836	(15.3)	(19)	7,085	(100.3)
Changes in fair value of interest rate swaps	(13)	(33)	(60.6)	(25)	27	(192.6)
Net (losses) gains on other derivatives (4)	(249)	94	NM	(716)	572	NM
Gains on derivative instruments, net	$12,775	$8,087	58.0	$36,942	$18,379	101.0

 NM—Not meaningful

(1)	At June 30, 2014, we held warrants in 1,383 companies, compared to 1,302 companies at June 30, 2013.

(2)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades.

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
Net gains on derivative instruments were $12.8 million for the three months ended June 30, 2014, compared to net gains of $8.1 million for the comparable 2013 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $12.3 million for the three months ended June 30, 2014, compared to $7.2 million for the comparable 2013 period. The $5.1 million increase was primarily due to net gains of $9.2 million from changes in warrant valuations, primarily attributable to our private company warrant portfolio, compared to net gains of $5.7 million for the comparable 2013 period.

•
Net gains of $0.5 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the three months ended June 30, 2014, compared to $0.7 million for the comparable 2013 period. The lower gains for the three months ended June 30, 2014 were primarily attributable to the weakening of the U.S. Dollar against the Euro and Pound Sterling, and were offset by losses of $0.7 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Net gains on derivative instruments were $36.9 million for the six months ended June 30, 2014, compared to net gains of $18.4 million for the comparable 2013 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $37.7 million for the six months ended June 30, 2014, compared to $10.7 million for the comparable 2013 period. The $27.0 million increase was primarily due to net gains of $22.0 million from the exercise of equity warrant assets, primarily reflective of the exercise and conversion of our FireEye equity warrants, compared to $2.4 million for the comparable 2013 period. Additionally, net gains of $16.3 million came from changes in warrant valuations driven by valuation increases from IPO and M&A activity, primarily consisting of unrealized valuation gains from holdings in existing public companies in our equity warrant portfolio, compared to net gains of $8.5 million for the comparable 2013 period.

•
Net losses of $0.5 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the six months ended June 30, 2014, compared to net gains of $6.9 million for the comparable 2013 period. The losses recognized for the three months ended June 30, 2014 were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling and were offset by gains of $0.3 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Foreign Exchange Fees
Foreign exchange fees were $17.9 million and $35.1 million for the three and six months ended June 30, 2014, respectively, compared to $13.7 million and $27.9 million for the comparable 2013 periods. The increase was primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes.
Credit Card Fees
Credit card fees were $10.2 million and $20.5 million for the three and six months ended June 30, 2014, respectively, compared to $7.6 million and $15.1 million for the comparable 2013 periods. The increase reflects increased client utilization of our credit card products and custom payment solutions from new and existing clients.
Lending Related Fees
Lending related fees were $5.9 million and $12.2 million for the three and six months ended June 30, 2014, respectively, compared to $4.6 million and $8.6 million for the comparable 2013 periods. The increase was primarily due to an increase in unused commitment fees as our loan commitments available for funding balance increased from $9.8 billion to $13.6 billion.
Client Investment Fees
Client investment fees were $3.5 million and $6.9 million for the three and six months ended June 30, 2014, respectively, compared to $3.5 million and $7.0 million for the comparable 2013 periods. The nominal change was reflective of lower margins earned on certain products due to the overall low rates in the short-term fixed income markets. There was an increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, as well as our sweep product. The increases in average balances were partially offset by historically low yields on certain products. The following table summarizes average client investment funds for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Client directed investment assets (1)	$7,513	$6,847	9.7%	$7,347	$6,872	6.9%
Client investment assets under management (2)	16,102	11,498	40.0	14,808	11,403	29.9
Sweep money market funds	6,537	4,856	34.6	6,489	4,570	42.0
Total average client investment funds (3)	$30,152	$23,201	30.0	$28,644	$22,845	25.4

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at June 30, 2014 and December 31, 2013:

(Dollars in millions)	June 30, 2014	December 31, 2013	% Change
Client directed investment assets	$6,979	$7,073	(1.3)%
Client investment assets under management	16,960	12,677	33.8
Sweep money market funds	6,437	6,613	(2.7)
Total period-end client investment funds	$30,376	$26,363	15.2
Other Noninterest Income
A summary of other noninterest income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Fund management fees	$3,559	$2,940	21.1%	$6,314	$5,709	10.6%
Service-based fee income	2,252	2,001	12.5	4,279	3,805	12.5
(Losses) gains on revaluation of foreign currency instruments (1)	(685)	(586)	16.9	293	(7,650)	(103.8)
Other (2)	3,636	3,279	10.9	9,076	5,323	70.5
Total other noninterest income	$8,762	$7,634	14.8	$19,962	$7,187	177.8

(1)
Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash. These instruments partially offset the impact of changes in internal foreign exchange forward contracts. Refer to internal foreign exchange forward contracts, net included within gains on derivative instruments as noted above.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

Other noninterest income was $8.8 million for the three months ended June 30, 2014, compared to $7.6 million for the comparable 2013 period. The increase of $1.2 million for the three month period was primarily due to an increase in fund management fees and other noninterest income.
The increase of $12.8 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to the following:

•
Increase of $7.9 million from gains on the revaluation of foreign currency instruments of $0.3 million for the six months ended June 30, 2014, compared to losses of $7.7 million for the comparable 2013 period. The gain was offset by net losses of $0.5 million for the six months ended June 30, 2014, compared to net gains of $6.9 million for the comparable period of 2013, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income in the line item "gains on derivative instruments" as noted above. This resulted in net losses of $0.2 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

•	Increase of $3.8 million in other income primarily related to a gain on one of our foreign investment holdings.
Overall Summary of Investments in FireEye

During the six months ended June 30, 2014: (i) we sold all shares of FireEye common stock acquired through the exercise of certain warrants, and (ii) our managed direct venture funds distributed certain shares of FireEye common stock to the underlying limited partners of the funds. As of June 30, 2014, we still held through our managed funds approximately 4.9 million shares of FireEye common stock (“FireEye Shares”).

During the six months ended June 30, 2014, net gains, related to FireEye, were $29.3 million ($6.6 million net of noncontrolling interests) and consisted of the following:

•
$15.2 million gain from the exercise and conversion of our warrants during the first quarter of 2014 as we exercised the warrants at a share price of $88.19 on March 4, 2014 compared to the December 31, 2013 price of $43.61,

•	$14.0 million of realized losses from the sales of all FireEye warrant shares,

•	$66.5 million ($12.8 million net of noncontrolling interests) of realized gains from the distribution of shares held by our managed direct venture funds, and

•	$38.4 million ($7.5 million net of noncontrolling interests) of unrealized losses primarily from the decreased valuation of the remaining FireEye Shares held through our managed funds.

From June 30, 2014 to August 6, 2014, the market price of FireEye's common stock decreased by 24% from $40.55 to $30.78. Based on this decrease, we would expect a total decrease in the pre-tax valuation of the FireEye Shares during this time period of approximately $48 million ($9 million, net of noncontrolling interests). (This is a non-GAAP financial measure. See reconciliation below.)

Investment gains or losses relating to the FireEye Shares are subject to FireEye’s stock price, which is subject to market conditions and various other factors. Additionally, the decrease in the pre-tax valuation of the FireEye Shares, specifically noted in the paragraph above, are currently unrealized losses. Any losses (or gains) relating to the FireEye Shares that will actually become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and timing of any sales of securities, which are subject to our securities sales and governance processes. None of the FireEye related investments currently are subject to a lock-up agreement.

The table below sets forth a reconciliation of the non-GAAP financial measure discussed above:

Non-GAAP losses on investments securities, net of noncontrolling interests (Dollars in millions)	Through August 6, 2014
GAAP losses on certain non-marketable and other securities	$48
Less: losses attributable to noncontrolling interests, including carried interest	39
Non-GAAP losses on certain non-marketable and other securities, net of noncontrolling interests	$9

Noninterest Expense
A summary of noninterest expense for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Compensation and benefits	$99,820	$84,742	17.8%	$202,327	$173,446	16.7%
Professional services	21,113	16,633	26.9	42,302	33,793	25.2
Premises and equipment	12,053	11,402	5.7	23,635	22,127	6.8
Business development and travel	9,249	7,783	18.8	19,443	16,055	21.1
Net occupancy	7,680	5,795	32.5	15,000	11,562	29.7
FDIC assessments	4,945	2,853	73.3	9,073	6,235	45.5
Correspondent bank fees	3,274	3,049	7.4	6,477	6,104	6.1
Provision for unfunded credit commitments	2,185	1,347	62.2	3,308	3,361	(1.6)
Other	13,127	9,688	35.5	24,317	19,623	23.9
Total noninterest expense	$173,446	$143,292	21.0	$345,882	$292,306	18.3
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
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by:

(i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2014	2013	% Change	2013	2013	% Change
GAAP noninterest expense	$173,446	$143,292	21.0%	$345,882	$292,306	18.3%
Less: amounts attributable to noncontrolling interests	5,267	2,867	83.7	8,588	5,727	50.0
Non-GAAP noninterest expense, net of noncontrolling interests	$168,179	$140,425	19.8	$337,294	$286,579	17.7
GAAP taxable equivalent net interest income	$205,392	$170,516	20.5	$402,149	$334,115	20.4
Less: (losses) income attributable to noncontrolling interests	(5)	20	(125.0)	3	44	(93.2)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$205,397	$170,496	20.5	$402,146	$334,071	20.4
GAAP noninterest income	$14,210	$98,239	(85.5)	$324,435	$176,843	83.5
Non-GAAP noninterest income, net of noncontrolling interests	49,535	67,488	(26.6)	173,042	123,602	40.0
GAAP taxable equivalent revenue	$219,602	$268,755	(18.3)	$726,584	$510,958	42.2
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$254,932	$237,984	7.1	$575,188	$457,673	25.7
GAAP operating efficiency ratio	78.98%	53.32%	48.1	47.60%	57.21%	(16.8)
Non-GAAP operating efficiency ratio (1)	65.97%	59.01%	11.8	58.64%	62.62%	(6.4)

(1)	The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense by non-GAAP total taxable-equivalent income.
Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Compensation and benefits
Salaries and wages	$45,157	$39,209	15.2%	$89,510	$78,532	14.0%
Incentive compensation & ESOP	27,746	21,660	28.1	54,194	43,853	23.6
Other employee benefits (1)	26,917	23,873	12.8	58,623	51,061	14.8
Total compensation and benefits	$99,820	$84,742	17.8	$202,327	$173,446	16.7
Period-end full-time equivalent employees	1,786	1,657	7.8	1,786	1,657	7.8
Average full-time equivalent employees	1,768	1,657	6.7	1,751	1,656	5.7

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $99.8 million for the three months ended June 30, 2014, compared to $84.7 million for the comparable 2013 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $5.9 million in salaries and wages expense, primarily due to annual merit increases effective March 2014 and an increase in the number of average FTEs. Average FTEs increased by 111 to 1,768 FTEs for the three months ended June 30, 2014, compared to 1,657 FTEs for the comparable 2013 period, primarily to support our product development, operational and sales and advisory teams, as well as to support our commercial banking operations and initiatives.

•
An increase of $6.1 million in incentive compensation and ESOP expense, primarily reflective of our strong performance in the first half of 2014 and an increase in the number of average FTEs compared to the second quarter of 2013.

•
An increase of $3.0 million in other employee benefits, primarily due to an increase in share-based plan expense mainly as a result of the increase in the valuation of our common stock as well as an increase in contract agency fees to support our marketing and commercial banking operations teams.

Compensation and benefits expense was $202.3 million for the six months ended June 30, 2014, compared to $173.4 million for the comparable 2013 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $11.0 million in salaries and wages expense, primarily due to annual merit increases effective March 2014 and an increase in the number of average FTEs. Average FTEs increased by 95 to 1,751 FTEs for the six months ended June 30, 2014, compared to 1,656 FTEs for the comparable 2013 period.

•
An increase of $10.3 million in incentive compensation and ESOP expense, primarily reflective of our strong performance in the first half of 2014 and an increase in the number of average FTEs compared to the first half of 2013.

•
An increase of $7.6 million in other employee benefits, primarily due to an increase in share-based plan expense mainly as a result of the increase in the valuation of our common stock as well as an increase in contract agency fees to support our commercial banking operations and marketing teams. The remaining increases related to various other employee benefits.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (See descriptions in our 2013 Form 10-K). Total costs incurred under these plans were $30.2 million and $65.0 million for the three and six months ended June 30, 2014, respectively, compared to $25.2 million and $53.0 million for the comparable 2013 periods, respectively. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $21.1 million and $42.3 million for the three and six months ended June 30, 2014, respectively, compared to $16.6 million and $33.8 million for the comparable 2013 periods. The increase was primarily due to increased consulting fees related to our ongoing business and IT infrastructure initiatives.
Business Development and Travel
Business development and travel was $9.2 million and $19.4 million for the three and six months ended June 30, 2014, respectively, compared to $7.8 million and $16.1 million for the comparable 2013 periods. The increase was primarily due to an increase in client related events supporting the growth of our business as well as employee related expenses due to the increase in average FTEs.
Net Occupancy
Net occupancy expense was $7.7 million and $15.0 million for the three and six months ended June 30, 2014, respectively, compared to $5.8 million and $11.6 million for the comparable 2013 periods. The increases were reflective of lease renewals at higher rates, reflective of market conditions, and the expansion of certain existing offices.
FDIC Assessments
FDIC assessments expense was $4.9 million and $9.1 million for the three and six months ended June 30, 2014, respectively, compared to $2.9 million and $6.2 million for the comparable 2013 periods, respectively. The increase was primarily due to the increase of $8.6 billion in average assets since the second quarter of 2013.
Provision for Unfunded Credit Commitments

We recorded a provision for unfunded credit commitments of $2.2 million and $3.3 million for the three and six months ended June 30, 2014, respectively, compared to a provision of $1.3 million and $3.4 million for the comparable 2013 periods, respectively. The provision of $2.2 million for the three months ended June 30, 2014 was primarily reflective of a $1.2 billion increase in total unfunded commitments during the second quarter of 2014. The provision of $3.3 million for the six months ended June 30, 2014 was primarily reflective of a $3.8 billion increase in total unfunded credit commitments during the six months ended June 30, 2014.
Other Noninterest Expense
A summary of other noninterest expense for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Client services	$2,586	$1,856	39.3%	$4,945	$3,791	30.4%
Tax credit fund amortization	2,502	1,338	87.0	4,530	2,655	70.6
Data processing services	2,041	1,882	8.4	4,268	3,794	12.5
Telephone	1,538	1,512	1.7	3,286	3,069	7.1
Postage and supplies	716	680	5.3	1,485	1,218	21.9
Dues and publications	636	445	42.9	1,133	903	25.5
Other	3,108	1,975	57.4	4,670	4,193	11.4
Total other noninterest expense	$13,127	$9,688	35.5	$24,317	$19,623	23.9

Other noninterest expense was $13.1 million for the three months ended June 30, 2014, compared to $9.7 million for the comparable 2013 period. The increase of $3.4 million for the three month period was primarily due to the increase in tax credit fund amortization expense of $1.2 million reflective of approximately $10.9 million in additional tax credit fund investment purchases and $1.1 million primarily due to certain non-recurring expenses and an increase in licensing and fees.
Other noninterest expense was $24.3 million for the six months ended June 30, 2014, compared to $19.6 million for the comparable 2013 period. The increase of $4.7 million for the six month period was primarily due to the increase in tax credit fund amortization expense of $1.9 million reflective of approximately $23.2 million in additional tax credit fund investment purchases and an increase of $1.2 million in client services expense as a result of increased cash management services for our clients.

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Net interest loss (income) (1)	$5	$(20)	(125.0)%	$(3)	$(44)	(93.2)%
Noninterest loss (income) (1)	43,961	(31,498)	NM	(158,177)	(54,786)	188.7
Noninterest expense (1)	5,267	2,867	83.7	8,588	5,727	50.0
Carried interest (loss) income (2)	(8,636)	747	NM	6,784	1,545	NM
Net loss (income) attributable to noncontrolling interests	$40,597	$(27,904)	NM	$(142,808)	$(47,558)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Income Taxes
Our effective income tax expense rate was 39.8 percent for the three months ended June 30, 2014, compared to 38.2 percent for the three months ended June 30, 2013. The components of our tax rate are consistent for the second quarter and first half of 2014 and 2013, respectively. Our effective income tax expense rate was 39.4 percent for the six months ended June 30, 2014, compared to 38.7 percent for the comparable 2013 period. The increases in the tax rates were primarily attributable to lower tax credits from our tax advantaged investments.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three and six months ended June 30, 2014 and 2013:

Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Net interest income	$178,488	$154,586	15.5%	$354,191	$303,522	16.7%
Provision for loan losses	(1,841)	(18,190)	(89.9)	(2,648)	(24,397)	(89.1)
Noninterest income	53,021	48,361	9.6	111,658	94,902	17.7
Noninterest expense	(123,679)	(101,246)	22.2	(245,604)	(205,585)	19.5
Income before income tax expense	$105,989	$83,511	26.9	$217,597	$168,442	29.2
Total average loans, net of unearned income	$9,971,725	$8,203,231	21.6	$9,867,841	$8,036,833	22.8
Total average assets	29,218,349	20,442,613	42.9	27,405,141	20,491,451	33.7
Total average deposits	26,324,070	18,137,218	45.1	24,610,629	18,219,590	35.1

Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $106.0 million for the three months ended June 30, 2014, compared to $83.5 million for the comparable 2013 period. Income before income tax expense was primarily driven by higher interest income due to strong average loan growth, reflective of our outstanding deposit growth, and a lower provision for loan losses as the quality of the loan portfolio continued to improve. The key components of GCB's performance for the three months ended June 30, 2014 compared to the comparable 2013 period are discussed below.
Net interest income from our GCB increased by $23.9 million for the three months ended June 30, 2014, primarily due to a $13.0 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $16.0 million increase in the FTP earned for deposits due to strong average deposit growth. These increases were partially offset by a $4.6 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $1.8 million for the three months ended June 30, 2014, compared to $18.2 million for the comparable 2013 period. The provision of $1.8 million for the three months ended June 30, 2014 was primarily driven from period-end loan growth and net charge-offs, offset by a reserve release due to the improvement of the credit quality of our overall loan portfolio and a decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments and charge-offs. The provision of $18.2 million for the three months ended June 30, 2013 was primarily attributable to period-end loan growth, as well as to provide for net charge-offs and a modest increase in our reserve for impaired loans.
Noninterest income increased by $4.7 million for the three months ended June 30, 2014, primarily related to higher foreign exchange fees, credit card fees and unused commitment fees. The increase in foreign exchange fees was primarily due to improved business conditions for our clients, which has resulted in an increase in the number of trades and commissioned notional volumes. The increase in credit card fees was primarily due to increases in client volumes and the addition of new credit card clients. The increase in unused commitment fees was primarily due to an increase in unfunded credit commitments.
Noninterest expense increased by $22.4 million for the three months ended June 30, 2014, primarily due to increases in compensation and benefits expenses related to our salaries and wages and incentive plan/ESOP expenses. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at GCB, which increased by 95 to 1,440 FTEs for the three months ended June 30, 2014, compared to 1,345 FTEs for the comparable 2013 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in our incentive compensation plan/ESOP expenses were primarily related to our strong performance in the second quarter of 2014 and our current expectation that we will exceed our internal performance targets for 2014. Net occupancy costs for GCB also increased due to the impact of lease renewals at higher rates, reflective of market conditions, and the expansion of certain existing offices.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Net interest income from our Global Commercial Bank (“GCB”) increased by $50.7 million for the six months ended June 30, 2014, primarily due to an increase in loan interest income resulting mainly from an increase in average loan balances and an increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $2.6 million for the six months ended June 30, 2014, compared to a provision of $24.4 million for the comparable 2013 period. The provision of $2.6 million for the six months ended June 30, 2014 was primarily due to net charge-offs and period-end loan growth and offset by a decrease in our reserve for impaired loans due to repayments on impaired loan balances and improvement in the overall credit quality of gross performing loans. The provision for the comparable 2013 period was primarily due to period-end loan growth, as well as to provide for net charge-offs and a modest increase in our reserve for impaired loans.
Noninterest income increased by $16.8 million for the six months ended June 30, 2014, primarily due to an increase in foreign exchange fees, credit card fees and unused commitment fees. The increase in foreign exchange fees was primarily due to improving business conditions for our clients and increased volatility in foreign markets, which has resulted in an improvement in our spread as well as a higher number of trades. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity. The increase in unused commitment fees was primarily due to an increase in unfunded credit commitments.
Noninterest expense increased by $40.0 million for the six months ended June 30, 2014, primarily due to an increase in salaries and wages, net occupancy and professional services. The increase in salaries and wages was primarily due to an increase in the average number of FTEs at GCB, which increased by 84 to 1,428 for the six months ended June 30, 2014, compared to 1,344 for the comparable 2013 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. Net occupancy costs increased due to the impact of lease renewals at higher rates, reflective of market conditions, and the expansion of certain existing offices. The increase in professional services was to support our ongoing business and IT infrastructure initiatives.
SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Net interest income	$9,293	$5,927	56.8%	$16,185	$12,031	34.5%
(Provision for) reduction of loan losses	(106)	(382)	(72.3)	207	12	NM
Noninterest income	356	253	40.7	630	487	29.4
Noninterest expense	(2,640)	(1,848)	42.9	(5,135)	(3,779)	35.9
Income before income tax expense	$6,903	$3,950	74.8	$11,887	$8,751	35.8
Total average loans, net of unearned income	$1,119,503	$871,746	28.4	$1,084,894	$858,351	26.4
Total average assets	985,225	881,298	11.8	974,853	865,777	12.6
Total average deposits	791,261	472,613	67.4	768,300	471,648	62.9

NM - Not meaningful
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Net interest income from SVB Private Bank increased by $3.4 million for the three months ended June 30, 2014, primarily due to a $3.3 million increase in loan interest income resulting primarily from an increase in average loan balances and loan yields.
Noninterest expense increased by $0.8 million for the three months ended June 30, 2014, primarily driven by expenses related to our new Wealth Advisory practice.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Net interest income from SVB Private Bank increased by $4.2 million for the six months ended June 30, 2014, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances.
Noninterest expense increased by $1.4 million for the six months ended June 30, 2014, primarily driven by expenses related to our new Wealth Advisory practice.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Net interest income	$29	$3	NM	$43	$4	NM
Noninterest (loss) income	(3,119)	7,281	(142.8)	34,553	12,722	171.6
Noninterest expense	(3,144)	(2,757)	14.0	(5,779)	(5,143)	12.4
(Loss) income before income tax expense	$(6,234)	$4,527	NM	$28,817	$7,583	NM
Total average assets	$342,924	$269,771	27.1	$342,451	$254,343	34.6

NM - Not meaningful
SVB Capital’s components of noninterest (loss) income primarily include net gains and losses on non-marketable and other securities, carried interest and fund management fees. All components of (loss) income before income tax expense discussed below are net of noncontrolling interests.
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
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
SVB Capital had a noninterest loss of $3.1 million for the three months ended June 30, 2014, compared to noninterest income of $7.3 million for the comparable 2013 period. The loss was primarily due to net losses on investment securities and the related reduction of carried interest. SVB Capital’s components of noninterest (loss) income primarily include the following:

•
Net losses on investment securities of $6.8 million for the three months ended June 30, 2014, compared to net gains of $4.2 million for the comparable 2013 period. The net losses on investment securities of $6.8 million for the three months ended June 30, 2014 were primarily driven by unrealized valuation losses and reductions in carried interest allocations in two of our managed direct venture funds, related to FireEye. These losses were partially offset by gains from our strategic and other investments, which were primarily driven by strong distributions from strategic venture capital fund investments as well as the sale of one of our direct equity investments, for which we recorded a realized gain of $4.7 million.

•
Fund management fees of $3.6 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively. Fund management fees increased due to the addition of the Capital Partners III, LP fund in 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Noninterest (loss) income increased by $21.8 million to $34.6 million for the six months ended June 30, 2014, primarily due to net gains on investment securities. SVB Capital’s components of noninterest (loss) income primarily include the following:

•
Net gains on investment securities of $27.5 million for the six months ended June 30, 2014, compared to net gains of $7.2 million for the comparable 2013 period. The net gains on investment securities of $27.5 million for the six months ended June 30, 2014 were primarily driven by unrealized valuation increases and carried interest allocations in two of our managed direct venture funds, related to FireEye, as well as unrealized valuation gains from our managed funds of funds and gains from our strategic and other investments, which were primarily driven by strong distributions from strategic venture capital fund investments as well as the sale of one of our direct equity investments, for which we recorded a realized gain of $4.7 million.

•
Fund management fees of $6.3 million for the six months ended June 30, 2014, compared to $5.7 million for the comparable 2013 period. Fund management fees increased due to the addition of the Capital Partners III, LP fund in 2014.

Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $33.3 billion at June 30, 2014, an increase of $6.9 billion, or 26.1 percent, compared to $26.4 billion at December 31, 2013. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $2.6 billion at June 30, 2014, an increase of $1.1 billion, or 72.2 percent, compared to $1.5 billion at December 31, 2013. The increase was primarily reflective of a $5.7 billion increase in average deposits and $0.4 billion in net proceeds from our stock offering, offset by an increase of $4.2 billion in average investment securities and $0.9 billion in average loans.
As of June 30, 2014 and December 31, 2013, $1.7 billion and $715 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $443 million and $300 million, respectively.
Investment Securities
Investment securities totaled $18.9 billion at June 30, 2014, an increase of $5.3 billion, or 39.1 percent, compared to $13.6 billion at December 31, 2013. Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity portfolio, both of which primarily represent interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $5.3 billion included an increase of $5.1 billion in our fixed income securities portfolio as well as an increase of $0.2 billion in non-marketable and other securities. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Available-for-sale securities were $11.7 billion at June 30, 2014, a decrease of $0.3 billion, or 2.6 percent, compared to $12.0 billion at December 31, 2013. The decrease was primarily due to a $5.4 billion transfer of securities out of our available-for-sale securities portfolio into a held-to-maturity securities portfolio as discussed below and paydowns, scheduled maturities and called maturities of $1.1 billion. These decreases were partially offset by the purchase of new available-for-sale securities of $6.0 billion. Purchases of new investments of $6.0 billion were primarily comprised of fixed-rate U.S. Treasury securities.
Securities classified as available-for-sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of shareholders equity. Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value.
Held-to-Maturity Securities
During the second quarter of 2014, we re-designated certain securities from the classification of “available-for-sale” to “held-to-maturity”. The securities re-designated primarily consisted of agency-issued mortgage securities and CMOs with a total carrying value of $5.4 billion at June 1, 2014. At the time of re-designation the securities had unrealized gains totaling $22.5 million, net of tax, recorded in accumulated other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.

During June 2014, new investments of $120 million increased the period-end held-to-maturity security balance to $5.5 billion at June 30, 2014. Average held-to-maturity securities were $1.8 billion for the second quarter of 2014. The purchases of new investments of $120 million were primarily comprised of fixed-rate and agency-issued mortgage securities.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized as mentioned above.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At June 30, 2014 and December 31, 2013, our estimated fixed income securities portfolio duration was 3.1 years and 3.3 years, respectively.
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
Non-marketable and other securities were $1.8 billion at June 30, 2014, an increase of $0.2 billion, or 10.1 percent, compared to $1.6 billion at December 31, 2013. The increase was primarily attributable to valuation gains in our managed funds of funds and managed direct venture funds, primarily driven by valuation gains in existing public portfolio holdings and fund investments. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,040,522	$78,122	$862,972	$76,505
Other venture capital investments (2)	43,747	1,941	32,839	2,097
Other securities (fair value accounting) (3)	281,639	20,193	321,374	23,058
Non-marketable securities (equity method accounting):
Other investments	137,845	137,845	142,883	142,883
Low income housing tax credit funds	95,395	95,395	72,241	72,241
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	142,136	142,136	148,994	148,994
Other investments	15,951	15,951	14,191	14,191
Total non-marketable and other securities	$1,757,235	$491,583	$1,595,494	$479,969

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$27,075	$3,401	$29,104	$3,656
SVB Strategic Investors Fund II, LP	92,617	7,939	96,185	8,244
SVB Strategic Investors Fund III, LP	257,489	15,117	260,272	15,280
SVB Strategic Investors Fund IV, LP	307,600	15,380	226,729	11,337
Strategic Investors Fund V Funds	191,024	279	118,181	184
Strategic Investors Fund VI Funds	38,879	60	7,944	12
SVB Capital Preferred Return Fund, LP	61,573	13,270	59,028	12,722
SVB Capital—NT Growth Partners, LP	63,026	22,002	61,126	21,339
SVB Capital Partners II, LP	595	30	708	36
Other private equity fund	644	644	3,695	3,695
Total venture capital and private equity fund investments	$1,040,522	$78,122	$862,972	$76,505

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$6,177	$661	$6,564	$702
SVB Capital Partners II, LP	18,471	938	22,684	1,152
Capital Partners III, LP	15,000	65	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund	4,099	277	3,591	243
Total other venture capital investments	$43,747	$1,941	$32,839	$2,097

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At June 30, 2014, the amount primarily includes total unrealized gains of $193.9 million in one public company, FireEye. The extent to which any unrealized gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and the timing of any sales or distribution of securities, which are subject to our securities sales and governance processes and may also be constrained by lock-up agreements. None of the FireEye related investments currently are subject to a lock-up agreement.

Volcker Rule
The Volcker Rule is a part of the Dodd-Frank Act and prohibits certain investments, and relationships with, certain privately offered funds (“covered funds”).  Under the final rules of the Dodd-Frank Act, the regulations implementing the Volcker Rule, these prohibitions and restrictions will apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank (including the SVB Capital funds).  SVB Financial maintains investments in certain venture capital and private equity funds, which are covered funds under the Volcker Rule, that it did not organize; maintains investments in covered funds that it organized, which investments exceed a three percent per fund limit that is generally imposed by the Volcker Rule; and it has aggregate investments in covered funds that may exceed three percent of its Tier 1 capital, which is another limit generally imposed by the Volcker Rule.  SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds and to forego investment opportunities in certain funds in the future.  SVB Financial is generally required by the final rules to come into conformance with all these requirements by July 2015.  The time period to divest an investment that is not permitted by the final rule  Volcker Rule may be extended by the Federal Reserve Board, on a case-by-case basis, for up to two one-year extensions (which may be granted on a case-by-case or industry-wide basis), and, on a case-by-case basis, up to one additional five-year extension for certain investments that are considered illiquid.  We intend to seek the maximum extensions (up to July 2022) available to us.  However, there is no guarantee that the Federal Reserve Board will grant any of these extensions.  If we are not successful in obtaining one or more of these extensions or if the Federal Reserve does not otherwise provide any relief of from the restrictions under the Volcker Rule on a broader basis, we may be forced to divest certain of our investments on terms that may not be favorable to us.

We currently estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule restrictions, have, as of June 30, 2014, an aggregate carrying value of approximately $256.5 million (and an aggregate fair value of $343.6 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2013 Form 10-K.)

Loans
Loans, net of unearned income were $11.3 billion at June 30, 2014, an increase of $0.4 billion, or 4.1 percent, compared to $10.9 billion at December 31, 2013. Unearned income was $89 million at both June 30, 2014 and December 31, 2013. Total gross loans were $11.4 billion at June 30, 2014, an increase of $0.4 billion, or 4.0 percent, compared to $11.0 billion at December 31, 2013. The increase came primarily from our venture capital/private equity portfolio for capital call lines of credit. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$4,250,824	37.2%	$4,141,358	37.7%
Hardware	1,154,639	10.1	1,224,480	11.1
Venture capital/private equity	2,670,600	23.3	2,408,426	21.9
Life science	1,176,928	10.3	1,181,266	10.7
Premium wine	176,441	1.5	151,255	1.4
Other	247,159	2.1	291,630	2.7
Total commercial loans	9,676,591	84.5	9,398,415	85.5
Real estate secured loans:
Premium wine	547,674	4.8	515,942	4.7
Consumer	984,197	8.6	873,070	7.9
Other	30,633	0.3	31,033	0.3
Total real estate secured loans	1,562,504	13.7	1,420,045	12.9
Construction loans	76,389	0.7	77,165	0.7
Consumer loans	121,816	1.1	99,643	0.9
Total gross loans	$11,437,300	100.0	$10,995,268	100.0

Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of June 30, 2014:

	June 30, 2014
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$1,112,014	$674,464	$974,576	$964,586	$525,184	$4,250,824
Hardware	233,347	178,221	258,831	221,183	263,057	1,154,639
Venture capital/private equity	381,529	374,730	627,605	267,241	1,019,495	2,670,600
Life science	319,943	275,492	245,339	143,492	192,662	1,176,928
Premium wine (1)	77,825	42,887	16,576	39,153	—	176,441
Other	125,167	31,935	32,371	22,929	34,757	247,159
Commercial loans	2,249,825	1,577,729	2,155,298	1,658,584	2,035,155	9,676,591
Real estate secured loans:
Premium wine (1)	144,994	155,791	157,752	58,897	30,240	547,674
Consumer (2)	850,195	104,220	9,782	20,000	—	984,197
Other	2,500	5,000	—	23,133	—	30,633
Real estate secured loans	997,689	265,011	167,534	102,030	30,240	1,562,504
Construction loans	11,285	41,646	23,458	—	—	76,389
Consumer loans (2)	64,451	21,827	420	3,118	32,000	121,816
Total gross loans	$3,323,250	$1,906,213	$2,346,710	$1,763,732	$2,097,395	$11,437,300

(1)	Premium wine clients can have loan balances included in both commercial loans and real estate secured loans, the total of which are used for the breakout of the above categories.

(2)	Consumer loan clients have loan balances included in both real estate secured loans and other consumer loans, the total of which are used for the breakout of the above categories.
At June 30, 2014, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $3.9 billion, or 33.8 percent of our portfolio. These loans represented 121 clients, and of these loans, none were on nonaccrual status as of June 30, 2014.

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
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 10.3 percent of total gross loans at June 30, 2014, compared to 9.2 percent at December 31, 2013. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalist firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At June 30, 2014, our lending to venture capital/private equity firms represented 23.3 percent of total gross loans, compared to 21.9 percent of total gross loans at December 31, 2013. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At June 30, 2014, sponsor-led buyout loans represented 15.9 percent of total gross loans, compared to 12.5 percent of total gross loans at December 31, 2013. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk. The increase from December 31, 2013 to June 30, 2014 was primarily due to the use, by us, of an expanded definition for loans in the sponsor-led buyout loan portfolio.
At June 30, 2014, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.4 percent and 3.5 percent, respectively, of total gross loans, compared to 7.3 percent and 4.2 percent, respectively at December 31, 2013. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 39.3 percent of our outstanding total gross loan balances as of June 30, 2014 were to borrowers based in California compared to 39.7 percent as of December 31, 2013. Other than California, there are no states with gross loan balances greater than 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2013 Form 10-K.
Credit Quality Indicators
As of June 30, 2014, our criticized and impaired loans represented 5.5 percent of our total gross loans. This compares to 5.7 percent at December 31, 2013. The decrease in criticized loans was reflective of the overall improvement of the credit quality of our loan portfolio. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up 10.3 percent of our loan portfolio. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	June 30, 2014	December 31, 2013
Gross nonperforming, past due, and restructured loans:
Impaired loans	$22,346	$51,649
Loans past due 90 days or more still accruing interest	93	99
Total nonperforming loans	22,439	51,748
OREO and other foreclosed assets	1,745	1,001
Total nonperforming assets	$24,184	$52,749
Performing TDRs	$1,132	$403
Nonperforming loans as a percentage of total gross loans	0.20%	0.47%
Nonperforming assets as a percentage of total assets	0.07	0.20
Allowance for loan losses	$120,728	$142,886
As a percentage of total gross loans	1.06%	1.30%
As a percentage of total gross nonperforming loans	538.03	276.12
Allowance for loan losses for impaired loans	$4,681	$21,277
As a percentage of total gross loans	0.04%	0.19%
As a percentage of total gross nonperforming loans	20.86	41.12
Allowance for loan losses for total gross performing loans	$116,047	$121,609
As a percentage of total gross loans	1.01%	1.11%
As a percentage of total gross performing loans	1.02	1.11
Total gross loans	$11,437,300	$10,995,268
Total gross performing loans	11,414,861	10,943,520
Reserve for unfunded credit commitments (1)	33,319	29,983
As a percentage of total unfunded credit commitments	0.25%	0.26%
Total unfunded credit commitments (2)	$13,569,982	$11,470,722

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans decreased to 1.06 percent at June 30, 2014, compared to 1.30 percent at December 31, 2013. This decrease was driven by a decrease in reserves for impaired loans primarily due to repayments of impaired loans as well as the improvement in the credit quality of the gross performing loan portfolio. Our reserve percentage for performing loans decreased to 1.02 percent at June 30, 2014, compared to 1.11 percent at December 31, 2013, primarily due to the continued strong performance of our performing loan portfolio.
Our nonperforming loans were $22.4 million at June 30, 2014, compared to $51.7 million at December 31, 2013. Our impaired loan balance decreased $29.3 million as a result of $23.8 million in net repayments and $18.9 million in charge-offs, offset by $13.4 million in new impaired loans. The allowance for loan losses related to impaired loans was $4.7 million at June 30, 2014, compared to $21.3 million at December 31, 2013.
Average impaired loans for the three and six months ended June 30, 2014 were $26.8 million and $31.3 million, respectively, compared to $41.5 million and $41.4 million for the comparable 2013 periods. If the impaired loans had not been impaired, $0.4 million and $0.8 million in interest income would have been recorded for the three and six months ended June 30, 2014 compared to $0.6 million and $1.2 million for the comparable 2013 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at June 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013	% Change
Derivative assets, gross (1)	$107,979	$127,114	(15.1)%
Foreign exchange spot contract assets, gross	136,823	73,423	86.3
Accrued interest receivable	79,135	67,772	16.8
FHLB and Federal Reserve Bank stock	41,026	40,632	1.0
Accounts receivable	18,447	15,773	17.0
Deferred tax assets	—	68,237	(100.0)
Other assets	82,382	72,159	14.2
Total accrued interest receivable and other assets	$465,792	$465,110	0.1

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $63.4 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).
Accrued Interest Receivable
Accrued interest receivable consists of interest on our investment securities and loans. The increase of $11.4 million was primarily due to an increase in interest receivable on our loans due to an increase in our average loan portfolio as well as an increase in interest receivable on our investment securities from growth in our fixed income investment portfolio.
Deferred Tax Assets
Our deferred taxes moved to a net liability position as of June 30, 2014. See "Other Liabilities - Net Deferred Tax Liabilities" below.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013	% Change
Assets:
Equity warrant assets	$88,905	$103,513	(14.1)%
Foreign exchange forward and option contracts	11,090	15,530	(28.6)
Interest rate swaps	5,692	6,492	(12.3)
Loan conversion options	53	314	(83.1)
Client interest rate derivatives	2,239	1,265	77.0
Total derivative assets	$107,979	$127,114	(15.1)
Liabilities:
Foreign exchange forward and option contracts	$(10,744)	$(12,617)	(14.8)
Client interest rate derivatives	(2,420)	(1,396)	73.4
Total derivative liabilities	$(13,164)	$(14,013)	(6.1)
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At June 30, 2014, we held warrants in 1,383 companies, compared to 1,320 companies at December 31, 2013. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$91,135	$72,333	$103,513	$74,272
New equity warrant assets	3,352	3,941	7,431	6,444
Non-cash increases in fair value	9,774	5,697	16,832	8,492
Exercised equity warrant assets (1)	(14,927)	(5,269)	(38,355)	(12,402)
Terminated equity warrant assets	(429)	(118)	(516)	(222)
Balance, end of period	$88,905	$76,584	$88,905	$76,584

(1) Includes $12.1 million from the exercise of our FireEye warrants during the three months ended March 31, 2014.

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2014 and December 31, 2013 amounted to $0.3 million and $2.9 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.

Interest Rate Swaps
For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Deposits
Deposits were $28.4 billion at June 30, 2014, an increase of $5.9 billion, or 26.2 percent, compared to $22.5 billion at December 31, 2013. The increase was driven by increases in our noninterest-demand and money market deposits of $4.3 billion and $1.6 billion, respectively, primarily related to strong financing, IPO and M&A activity during the second quarter of 2014 resulting in increased balances from existing clients and also reflective of growth from new clients, including strong levels of early-stage and venture capital/private client additions. At June 30, 2014, 28.6 percent of our total deposits were interest-bearing deposits, compared to 29.3 percent at December 31, 2013.
At June 30, 2014, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $142 million, compared to $197 million at December 31, 2013. At June 30, 2014, all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $4.9 million at June 30, 2014, compared to $5.1 million at December 31, 2013. The decrease was due to a reduction in the amount of collateral held from our counterparties in relation to exposures in our favor on outstanding derivative contracts, primarily our interest rate swap agreement related to our 6.05% Subordinated Notes.
Long-Term Debt
Our long-term debt was $454 million at June 30, 2014 and $455 million at December 31, 2013. As of both June 30, 2014 and December 31, 2013, long-term debt included our 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)”.
Other Liabilities
A summary of other liabilities at June 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013	% Change
Foreign exchange spot contract liabilities, gross	$273,702	$90,725	201.7%
Accrued compensation	68,286	117,134	(41.7)
Reserve for unfunded credit commitments	33,319	29,983	11.1
Derivative liabilities, gross (1)	13,164	14,013	(6.1)
Net deferred tax liabilities	3,891	—	—
Other	166,711	152,731	9.2
Total other liabilities	$559,073	$404,586	38.2

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $183 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plans, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $49 million was primarily the result of 2013 incentive compensation payouts during the first quarter of 2014, partially offset by additional accruals for the six months ended June 30, 2014.

Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $33.3 million at June 30, 2014, compared to $30.0 million at December 31, 2013, due primarily to a $2.1 billion increase in unfunded credit commitments from $11.5 billion to $13.6 billion for the six months ended June 30, 2014.
Net Deferred Tax Liabilities
As of June 30, 2014, we were in a net deferred tax liability position of $3.9 million, compared to a net deferred tax asset position of $68.2 million at December 31, 2013. The net deferred tax liability position is primarily reflective of a deferred tax liability resulting from the increase in the fair value of our investment securities portfolio of approximately $118.7 million due to the decrease in period-end market interest rates.
Noncontrolling Interests
Noncontrolling interests totaled $1.3 billion and $1.1 billion at June 30, 2014 and December 31, 2013, respectively. The increase of $149.2 million was primarily due to net income attributable to noncontrolling interests of $142.8 million for the six months ended June 30, 2014, driven by gains on investment securities and carried interest of $137.0 million from our managed funds of funds and $14.4 million from our managed direct venture funds.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$13,146,677	$1,177,228	$13,331,120	$1,314,951
As a percentage of total assets	39.5%	3.5%	50.5%	5.0%
Liabilities carried at fair value	$13,164	$—	$14,013	$—
As a percentage of total liabilities	—%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	91.0%	9.0%	90.1%	9.9%
As of June 30, 2014, our available-for-sale securities, consisting primarily of U.S. Treasuries, agency-issued mortgage-backed securities and debentures issued by the U.S. government and its agencies, totaled $11.7 billion, or 88.8 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $12.0 billion, or 89.9 percent, as of December 31, 2013. With the exception of U.S. Treasuries, which are classified as Level 1, these instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
Financial assets valued using Level 3 measurements consist of our investments in venture capital and private equity funds and direct equity investments in privately and publicly held companies, as well as equity warrant assets in shares of private and public company capital stock.
During the three and six months ended June 30, 2014, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $52.9 million and $293.1 million (which is inclusive of noncontrolling interest), respectively, primarily due to valuation increases in underlying fund investments in our managed funds and from our equity warrant assets, as well as gains from liquidity events and distributions. During the three and six months ended June 30, 2013, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $39.3 million and $65.4 million (which is inclusive of noncontrolling interest), respectively.
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
Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs and unexpected credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.
Common Stock
To support the continued growth of our balance sheet, during the second quarter of 2014, we issued and sold in a registered public offering 4,485,000 shares of common stock at a price of $101.00 per share. We received net proceeds of $434.9 million after deducting underwriting discounts and commissions, of which $400 million was contributed to the Bank for capital purposes.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $2.7 billion at June 30, 2014, an increase of $0.7 billion, or 36.1 percent, compared to $2.0 billion at December 31, 2013. This increase was primarily due to the $434.9 million in proceeds received in conjunction with the common stock equity offering as mentioned above and net income of $142.1 million for the six months ended June 30, 2014. Additionally, the increase in the net balance of our accumulated other comprehensive income to $50.3 million from a net loss of $48.8 million at December 31, 2013, was primarily driven by a $164.3 million increase in the fair value of our fixed income security portfolios ($98.1 million net of tax), which resulted from a decrease in period-end market interest rates compared to the prior year end.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various capital adequacy guidelines issued by the Federal Reserve Board and the California Department of Financial Institutions. To be classified as “adequately capitalized” under these capital guidelines, minimum ratios for (i) total risk-based capital, (ii)Tier 1 risk-based capital and (iii) Tier 1 leverage ratio for bank holding companies and banks are 8.0%, 4.0% and 4.0%, respectively.
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
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2014 and December 31, 2013. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	June 30, 2014	December 31, 2013	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio	15.36%	13.13%	10.0%	8.0%
Tier 1 risk-based capital ratio	14.42	11.94	6.0	4.0
Tier 1 leverage ratio	8.74	8.31	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	8.03	7.44	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	14.52	11.63	N/A	N/A
Bank:
Total risk-based capital ratio	13.41%	11.32%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.45	10.11	6.0	4.0
Tier 1 leverage ratio	7.51	7.04	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.22	6.59	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.65	9.87	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The Federal Reserve Bank has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our regulatory capital ratios (total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios) for both SVB Financial and the Bank increased compared to December 31, 2013, primarily reflective of growth in retained earnings and SVB Financial's common stock offering during May 2014, which resulted in the issuance of 4,485,000 shares and net proceeds of $434.9 million, of which $400 million was contributed to the Bank and had a positive impact on Bank level capital ratios. The increase in our total risk-based capital ratios and tier 1 risk-based capital ratios reflect the increase in regulatory capital partially offset by the increase in risk-weighted assets during the period, primarily due to loan growth. The increase in our tier 1 leverage ratios reflect the increase in regulatory capital partially offset by the increase in total average assets during the period, primarily due to the significant growth in client deposits which flowed into our investment securities portfolio, cash and loans. All of our capital ratios are above the levels to be considered “well capitalized" under banking regulations.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ending June 30, 2014 and December 31, 2013:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
GAAP SVBFG stockholders’ equity	$2,675,739	$1,966,270	$2,284,663	$1,639,024
Less:
Intangible assets	—	—	—	—
Tangible common equity	$2,675,739	$1,966,270	$2,284,663	$1,639,024
GAAP Total assets	$33,309,016	$26,417,189	$31,634,882	$24,854,119
Less:
Intangible assets	—	—	—	—
Tangible assets	$33,309,016	$26,417,189	$31,634,882	$24,854,119
Risk-weighted assets	$18,429,007	$16,901,501	$18,059,726	$16,612,870
Tangible common equity to tangible assets	8.03%	7.44%	7.22%	6.59%
Tangible common equity to risk-weighted assets	14.52	11.63	12.65	9.87
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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At June 30, 2014, our period-end total deposit balances increased by $5.9 billion to $28.4 billion, compared to $22.5 billion at December 31, 2013. The overall increase in deposit balances was due to the addition of new clients and increased fundraising activity by our venture capital/private equity clients.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2014 and 2013. For further details, see our "Interim Consolidated Statements of Cash Flows" under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in thousands)	2014	2013
Average cash and cash equivalents	$3,010,077	$1,047,091
Percentage of total average assets	10.1%	4.7%
Net cash provided by operating activities	$201,267	$32,986
Net cash (used for) provided by investing activities	(5,429,080)	441,320
Net cash provided by (used for) financing activities	6,338,865	(610,038)
Net increase (decrease) in cash and cash equivalents	$1,111,052	$(135,732)
Average cash and cash equivalents increased by $2.0 billion, or 187.5 percent, to $3.0 billion for the six months ended June 30, 2014, compared to $1.0 billion for the comparable 2013 period. The increase was primarily due to the continued strong growth in client deposit balances. Average deposits increased by $6.7 billion to $25.4 billion for the six months ended June 30, 2014 when compared to $18.7 billion for the six months ended June 30, 2013.
Cash provided by operating activities was $201 million for the six months ended June 30, 2014, primarily reflective of net income before noncontrolling interests of $285 million and an increase in cash from unsettled client purchases of foreign exchange spot contracts of $120 million, partially offset by non-cash net gains on investment securities of $167 million.
Cash used for investing activities of $5.4 billion for the six months ended June 30, 2014 included $6.0 billion for purchases of available-for-sale securities and $440 million for the increase in loan balances, partially offset by $1.1 billion from maturities and paydowns from our fixed income securities investments.
Cash provided by financing activities was $6.3 billion for the six months ended June 30, 2014, primarily reflective of a net increase of $5.9 billion in deposits and $435 million in proceeds received in conjunction with the common stock equity offering in the second quarter of 2014.
Cash and cash equivalents at June 30, 2014 were $2.6 billion, compared to $0.9 billion at June 30, 2013.
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
Management of interest rate risk is carried out primarily through strategies involving our fixed income securities portfolio, available funding channels and capital market activities. In addition, our policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk.
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
Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of market interest rate changes on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. The market interest rate changes that affect us are principally short-term interest rates and include the following: (1) National Prime and SVB Prime rates; (2) 1-month and 3-month LIBOR; and (3) Fed Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, deposit pricing generally follows overall changes in short-term interest rates.
The following table presents our EVE and NII sensitivity exposure at June 30, 2014 and December 31, 2013, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
June 30, 2014:
+200	$5,839,526	$900,786	18.2%	$1,040,553	$170,427	19.6%
+100	5,381,053	442,313	9.0	947,475	77,349	8.9
—	4,938,740	—	—	870,126	—	—
-100	4,672,693	(266,047)	(5.4)	844,680	(25,446)	(2.9)
-200	4,839,644	(99,096)	(2.0)	819,986	(50,140)	(5.8)
December 31, 2013:
+200	$4,656,411	$477,866	11.4%	$990,190	$161,314	19.5%
+100	4,382,397	203,852	4.9	899,336	70,460	8.5
—	4,178,545	—	—	828,876	—	—
-100	3,960,086	(218,459)	(5.2)	826,222	(2,654)	(0.3)
-200	4,041,604	(136,941)	(3.3)	822,448	(6,428)	(0.8)
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
Our base case EVE at June 30, 2014 increased from December 31, 2013 by $0.8 billion, primarily due to the change in balance sheet mix and flatter market yield curves due to market conditions. The flatter market yield curve has a $285 million negative impact on the EVE, which offsets some of the positive impact from changes in balance sheet mix. The change in balance sheet mix was reflective of period-end increases of $1.1 billion in cash and cash equivalents, $5.3 billion in fixed income investment securities, and $442 million in loans, partially offset by an increase of $5.9 billion in deposits. EVE sensitivity increased in both the simulated upward and downward interest rate movements due to a $4.3 billion increase in noninterest-bearing deposits. In the simulated downward 200 bps interest rate movement, a relatively smaller decrease in EVE is due to the limited market value impact on deposits. The limited impact on deposits is attributed to deposit rates being at or near their absolute floors and a relative increase deposit balances.
12-Month Net Interest Income Simulation
Our expected 12-month NII at June 30, 2014 increased by $41 million as compared to December 31, 2013, primarily due to an increase in average cash and cash equivalents of $1.0 billion, an increase of $5.1 billion in our fixed income securities portfolio and an increase in average loans of $442 million. The increase in 12-month NII primarily reflects an increase in the average total earning assets, partially offset by lower yields on investments and loans as well as an increase of $1.5 billion in interest-bearing deposits. NII sensitivity in the simulated upward interest rate movement, measured as a percentage change from the base or "no change" simulation, stayed relative unchanged, while the simulated downward interest rate movements increased. The NII sensitivity increased in the simulated downward interest rate movements due to lower market yield curves compared to levels on March 31, 2014. The change in market yield curve increased the estimated prepayment of mortgage securities which are assumed to be reinvested at lower market rates and, in turn, reduce interest income earned.
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

SVB Financial Group

Date: August 8, 2014	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 8, 2014	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated as of October 30, 2003, between SVB Financial and Wilmington Trust Company, as Trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers’ Certificate and Company Order, dated as of October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Indenture, dated September 20, 2010, by and between SVB Financial Group and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.10	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
*10.1	Amended and Restated Deferred Compensation Plan					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement
**	Furnished herewith