Form 10-Q
period 2014-09-30
SVB FINANCIAL GROUP
filed 2014-11-07
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2014, 50,849,278 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$1,872,537	$1,538,779
Available-for-sale securities, at fair value (cost of $13,322,059 and $12,055,524, respectively)	13,333,436	11,986,821
Held-to-maturity securities, at cost (fair value of $6,613,893 and $0, respectively)	6,662,025	—
Non-marketable and other securities	1,703,550	1,595,494
Total investment securities	21,699,011	13,582,315
Loans, net of unearned income	12,017,181	10,906,386
Allowance for loan losses	(129,061)	(142,886)
Net loans	11,888,120	10,763,500
Premises and equipment, net of accumulated depreciation and amortization	74,375	67,485
Accrued interest receivable and other assets	506,964	465,110
Total assets	$36,041,007	$26,417,189
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$22,461,068	$15,894,360
Interest-bearing deposits	8,662,067	6,578,619
Total deposits	31,123,135	22,472,979
Short-term borrowings	6,630	5,080
Other liabilities	517,462	404,586
Long-term debt	453,764	455,216
Total liabilities	32,100,991	23,337,861
Commitments and contingencies (Note 11 and Note 14)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 50,820,946 shares and 45,800,418 shares outstanding, respectively	51	46
Additional paid-in capital	1,107,337	624,256
Retained earnings	1,595,825	1,390,732
Accumulated other comprehensive income (loss)	18,744	(48,764)
Total SVBFG stockholders’ equity	2,721,957	1,966,270
Noncontrolling interests	1,218,059	1,113,058
Total equity	3,940,016	3,079,328
Total liabilities and total equity	$36,041,007	$26,417,189

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Interest income:
Loans	$153,292	$139,687	$449,144	$395,216
Investment securities:
Taxable	73,540	43,604	191,384	134,013
Non-taxable	772	797	2,362	2,403
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,722	1,152	5,301	2,605
Total interest income	229,326	185,240	648,191	534,237
Interest expense:
Deposits	2,961	2,397	8,933	6,533
Borrowings	5,800	5,747	17,400	17,358
Total interest expense	8,761	8,144	26,333	23,891
Net interest income	220,565	177,096	621,858	510,346
Provision for loan losses	16,610	10,638	19,051	35,023
Net interest income after provision for loan losses	203,955	166,458	602,807	475,323
Noninterest income:
Gains on investment securities, net	5,644	187,862	172,236	255,861
Gains on derivative instruments, net	26,538	9,422	63,480	27,802
Foreign exchange fees	17,911	13,667	53,035	41,529
Credit card fees	10,909	8,188	31,440	23,245
Deposit service charges	10,126	8,902	29,344	26,602
Lending related fees	6,029	5,265	18,208	13,835
Letters of credit and standby letters of credit fees	4,557	3,790	11,507	10,879
Client investment fees	3,814	3,393	10,751	10,392
Other	(5,361)	17,161	14,601	24,348
Total noninterest income	80,167	257,650	404,602	434,493
Noninterest expense:
Compensation and benefits	99,932	96,869	302,259	270,315
Professional services	26,081	18,966	68,383	52,759
Premises and equipment	12,631	12,171	36,267	34,298
Business development and travel	10,022	7,378	29,465	23,433
Net occupancy	7,437	5,898	22,436	17,460
FDIC assessments	4,587	2,913	13,660	9,148
Correspondent bank fees	3,278	2,906	9,755	9,009
Provision for unfunded credit commitments	2,225	2,774	5,533	6,135
Other	15,796	10,649	40,113	30,273
Total noninterest expense	181,989	160,524	527,871	452,830
Income before income tax expense	102,133	263,584	479,538	456,986
Income tax expense	38,961	47,404	131,460	103,773
Net income before noncontrolling interests	63,172	216,180	348,078	353,213
Net income attributable to noncontrolling interests	(177)	(148,559)	(142,985)	(196,117)
Net income available to common stockholders	$62,995	$67,621	$205,093	$157,096
Earnings per common share—basic	$1.24	$1.48	$4.25	$3.48
Earnings per common share—diluted	1.22	1.46	4.17	3.43

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income before noncontrolling interests	$63,172	$216,180	$348,078	$353,213
Other comprehensive (loss) income, net of tax:
Change in cumulative translation (loss) income:
Foreign currency translation loss	(2,259)	(1,540)	(638)	(6,341)
Related tax benefit	935	631	281	2,539
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(48,724)	27,289	62,669	(167,021)
Related tax benefit (expense)	19,716	(11,032)	(25,292)	68,299
Reclassification adjustment for losses (gains) included in net income	990	(219)	17,411	(949)
Related tax (benefit) expense	(400)	85	(7,030)	363
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	—	37,700	—
Related tax expense	—	—	(15,178)	—
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(2,996)	—	(4,043)	—
Related tax benefit	1,206	—	1,628	—
Other comprehensive (loss) income, net of tax	(31,532)	15,214	67,508	(103,110)
Comprehensive income	31,640	231,394	415,586	250,103
Comprehensive income attributable to noncontrolling interests	(177)	(148,559)	(142,985)	(196,117)
Comprehensive income attributable to SVBFG	$31,463	$82,835	$272,601	$53,986

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Common stock issued under employee benefit plans, net of restricted stock cancellations	906,242	1	33,241	—	—	33,242	—	33,242
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	3,148	—	—	3,148	—	3,148
Net income	—	—	—	157,096	—	157,096	196,117	353,213
Capital calls and distributions, net	—	—	—	—	—	—	7,922	7,922
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(99,308)	(99,308)	—	(99,308)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,802)	(3,802)	—	(3,802)
Share-based compensation expense	—	—	18,826	—	—	18,826	—	18,826
Other, net	—	—	3	1	—	4	—	4
Balance at September 30, 2013	45,608,370	$46	$607,463	$1,331,975	$5,443	$1,944,927	$978,717	$2,923,644
Balance at December 31, 2013	45,800,418	$46	$624,256	$1,390,732	$(48,764)	$1,966,270	$1,113,058	$3,079,328
Common stock issued under employee benefit plans, net of restricted stock cancellations	504,766	—	13,878	—	—	13,878	—	13,878
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	7,973	—	—	7,973	—	7,973
Net income	—	—	—	205,093	—	205,093	142,985	348,078
Capital calls and distributions, net	—	—	—	—	—	—	(37,984)	(37,984)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	47,758	47,758	—	47,758
Cumulative-effect for unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	22,522	22,522	—	22,522
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(2,415)	(2,415)	—	(2,415)
Foreign currency translation adjustments, net of tax	—	—	—	—	(357)	(357)	—	(357)
Common stock issued in public offering	4,485,000	5	434,861	—	—	434,866	—	434,866
Share-based compensation expense	—	—	22,479	—	—	22,479	—	22,479
Balance at September 30, 2014	50,820,946	$51	$1,107,337	$1,595,825	$18,744	$2,721,957	$1,218,059	$3,940,016
  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income before noncontrolling interests	$348,078	$353,213
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,051	35,023
Provision for unfunded credit commitments	5,533	6,135
Changes in fair values of derivatives, net	11,087	(16,594)
Gains on investment securities, net	(172,236)	(255,861)
Depreciation and amortization	29,041	26,474
Amortization of premiums and discounts on investment securities, net	18,700	21,040
Tax expense from stock exercises	(1)	(1,353)
Amortization of share-based compensation	22,285	18,945
Amortization of deferred loan fees	(59,550)	(51,941)
Deferred income tax benefit	(17,897)	(3,488)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(17,488)	(5,183)
Accounts receivable and payable, net	(12,890)	1,463
Income tax payable and receivable, net	(14,234)	(7,787)
Accrued compensation	(24,241)	(7,481)
Foreign exchange spot contracts, net	97,357	12,442
Other, net	(25,388)	(27,005)
Net cash provided by operating activities	207,207	98,042
Cash flows from investing activities:
Purchases of available-for-sale securities	(8,060,750)	(906,495)
Proceeds from sales of available-for-sale securities	32,135	10,207
Proceeds from maturities and pay downs of available-for-sale securities	1,352,369	1,879,424
Purchases of held-to-maturity securities	(1,577,634)	—
Proceeds from maturities and pay downs of held-to-maturity securities	327,913	—
Purchases of non-marketable and other securities (cost and equity method accounting)	(23,965)	(20,019)
Proceeds from sales and distributions of non-marketable and other securities (cost and equity method accounting)	47,478	47,069
Purchases of non-marketable and other securities (fair value accounting)	(182,247)	(108,663)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	264,389	103,105
Net increase in loans	(1,103,447)	(867,075)
Proceeds from recoveries of charged-off loans	5,313	8,163
Purchases of premises and equipment	(29,332)	(20,837)
Net cash (used for) provided by investing activities	(8,947,778)	124,879
Cash flows from financing activities:
Net increase in deposits	8,650,156	820,539
Increase (decrease) in short-term borrowings	1,550	(160,530)
Capital contributions from noncontrolling interests, net of distributions	(37,984)	7,922
Tax benefit from stock exercises	7,973	4,501
Proceeds from issuance of common stock, ESPP, and ESOP	17,768	38,408
Net proceeds from public equity offering	434,866	—
Net cash provided by financing activities	9,074,329	710,840
Net increase in cash and cash equivalents	333,758	933,761
Cash and cash equivalents at beginning of period	1,538,779	1,008,983
Cash and cash equivalents at end of period	$1,872,537	$1,942,744
Supplemental disclosures:
Cash paid during the period for:
Interest	$30,259	$28,339
Income taxes	154,746	107,282
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$47,758	$(99,308)
Transfers from available-for-sale securities to held-to-maturity	5,418,572	—

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).
During the second quarter of 2014, we re-designated certain securities from the classification of "available-for-sale" ("AFS") to "held-to-maturity" ("HTM"). Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized gains (losses), net of tax, are retained in other comprehensive income, and the carrying value of the held-to-maturity securities are amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Other than the re-designation of securities from AFS to HTM, the accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2013 Form 10-K.
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
Impact of Adopting ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In July 2013, the FASB issued a new accounting standard which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 was effective for, and adopted by the Company, in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial position, results of operations or stockholders' equity.
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
In May 2014, the FASB issued a new accounting standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. The guidance requires that revenue from contracts with customers be recognized upon delivery of a good or service based on the amount of consideration expected to be received, and requires additional disclosures about revenue. The guidance will be effective on a retrospective basis beginning on January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or stockholders' equity.
In August 2014, the FASB issued a new accounting standard (ASU 2014-15, Going Concern (Topic 205-40)), which requires management to evaluate for each annual and interim reporting period whether there is substantial doubt about an entity's ability to continue as a going concern. The guidance will be effective for annual and quarterly periods ending after December 15, 2016 with early adoption permitted. We are currently developing processes and controls to adopt this guidance by the adoption period and do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or stockholders' equity.
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
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income available to common stockholders	$62,995	$67,621	$205,093	$157,096
Denominator:
Weighted average common shares outstanding-basic	50,752	45,580	48,281	45,180
Weighted average effect of dilutive securities:
Stock options and ESPP	534	429	580	405
Restricted stock units	285	193	339	180
Denominator for diluted calculation	51,571	46,202	49,200	45,765
Earnings per common share:
Basic	$1.24	$1.48	$4.25	$3.48
Diluted	$1.22	$1.46	$4.17	$3.43
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2014	2013	2014	2013
Stock options	241	343	140	546
Restricted stock units	1	—	2	1
Total	242	343	142	547
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2014 and 2013:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Income Statement Location	2014	2013	2014	2013
Reclassification adjustment for losses (gains) included in net income	Gains on investment securities, net	$990	$(219)	$17,411	$(949)
Related tax (benefit) expense	Income tax expense	(400)	85	(7,030)	363
Total reclassification adjustment for losses (gains) included in net income, net of tax		$590	$(134)	$10,381	$(586)

3.	Share-Based Compensation
For the three and nine months ended September 30, 2014 and 2013, we recorded share-based compensation and related tax benefits as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Share-based compensation expense	$7,520	$6,723	$22,285	$18,945
Income tax benefit related to share-based compensation expense	(2,676)	(2,243)	(7,351)	(5,801)
Unrecognized Compensation Expense
As of September 30, 2014, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$16,282	2.64
Restricted stock units	35,324	2.56
Total unrecognized share-based compensation expense	$51,606
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2013	1,514,159	$55.27
Granted	239,383	108.27
Exercised	(283,498)	47.56
Forfeited	(21,975)	71.17
Outstanding at September 30, 2014	1,448,069	65.30	4.25	$67,825,947
Vested and expected to vest at September 30, 2014	1,397,466	64.55	4.20	66,495,669
Exercisable at September 30, 2014	727,829	50.48	3.08	44,843,070
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $112.09 as of September 30, 2014. The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $7.7 million and $18.4 million, respectively, compared to $6.5 million and $18.4 million for the comparable 2013 period.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	682,347	$65.93
Granted	197,687	107.85
Vested	(200,856)	64.05
Forfeited	(25,268)	73.02
Nonvested at September 30, 2014	653,910	78.91

4.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Cash and due from banks (1)	$1,815,581	$1,349,688
Securities purchased under agreements to resell (2)	50,834	172,989
Other short-term investment securities	6,122	16,102
Total cash and cash equivalents	$1,872,537	$1,538,779

(1)
At September 30, 2014 and December 31, 2013, $883 million and $715 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $442 million and $300 million, respectively.

(2)
At September 30, 2014 and December 31, 2013, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $52 million and $176 million, respectively. None of these securities received as collateral were sold or repledged as of September 30, 2014 or December 31, 2013.

5.	Investment Securities
Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The major components of our available-for-sale investment securities portfolio at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$6,886,952	$2,245	$(12,898)	$6,876,299
U.S. agency debentures	3,592,129	28,744	(15,040)	3,605,833
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	2,003,337	20,671	(18,075)	2,005,933
Agency-issued collateralized mortgage obligations—variable rate	830,139	5,818	—	835,957
Equity securities	9,502	749	(837)	9,414
Total available-for-sale securities	$13,322,059	$58,227	$(46,850)	$13,333,436

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. agency debentures	$4,344,652	$41,365	$(40,785)	$4,345,232
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,472,528	17,189	(16,141)	2,473,576
Agency-issued collateralized mortgage obligations—fixed rate	3,386,670	24,510	(85,422)	3,325,758
Agency-issued collateralized mortgage obligations—variable rate	1,183,333	3,363	(123)	1,186,573
Agency-issued commercial mortgage-backed securities	581,475	552	(17,423)	564,604
Municipal bonds and notes	82,024	4,024	(21)	86,027
Equity securities	4,842	692	(483)	5,051
Total available-for-sale securities	$12,055,524	$91,695	$(160,398)	$11,986,821

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of September 30, 2014:

	September 30, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. treasury securities	$4,736,436	$(12,898)	$—	$—	$4,736,436	$(12,898)
U.S. agency debentures	688,808	(2,373)	553,231	(12,667)	1,242,039	(15,040)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	659,886	(2,523)	469,850	(15,552)	1,129,736	(18,075)
Equity securities	5,546	(837)	—	—	5,546	(837)
Total temporarily impaired securities: (1)	$6,090,676	$(18,631)	$1,023,081	$(28,219)	$7,113,757	$(46,850)

(1)
As of September 30, 2014, we identified a total of 182 investments that were in unrealized loss positions, of which 34 investments totaling $1.0 billion with unrealized losses of $28.2 million have been in an impaired position for a period of time greater than 12 months. As of September 30, 2014, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of September 30, 2014, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as available-for-sale as of September 30, 2014. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	September 30, 2014
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$6,876,299	1.08%	$100,189	0.15%	$6,041,278	0.99%	$734,832	1.97%	$—	—%
U.S. agency debentures	3,605,833	1.63	695,199	1.64	2,225,869	1.52	684,765	2.01	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	2,005,933	2.01	—	—	—	—	483,473	2.59	1,522,460	1.83
Agency-issued collateralized mortgage obligations - variable rate	835,957	0.71	—	—	—	—	—	—	835,957	0.71
Total	$13,324,022	1.35	$795,388	1.45	$8,267,147	1.13	$1,903,070	2.14	$2,358,417	1.43

Held-to-Maturity Securities

During the second quarter of 2014, we re-designated certain securities from the classification of “available-for-sale” to “held-to-maturity." The securities re-designated primarily consisted of agency-issued mortgage securities and collateralized mortgage obligations ("CMOs") with a total carrying value of $5.4 billion at June 1, 2014. At the time of re-designation the securities had net unrealized gains totaling $22.5 million, net of tax, recorded in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding. Held-to-maturity securities are carried on the balance sheet at amortized cost and the changes in the value of these securities, other than impairment charges, are not reported on the financial statements.

The major components of our held-to-maturity investment securities portfolio at September 30, 2014 are as follows:

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$349,993	$1,588	$(1,165)	$350,416
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,919,715	16	(20,712)	2,899,019
Agency-issued collateralized mortgage obligations—fixed rate	2,489,538	384	(24,052)	2,465,870
Agency-issued collateralized mortgage obligations—variable rate	139,182	7	(14)	139,175
Agency-issued commercial mortgage-backed securities	679,379	350	(4,391)	675,338
Municipal bonds and notes	84,218	81	(224)	84,075
Total held-to-maturity securities	$6,662,025	$2,426	$(50,558)	$6,613,893

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of September 30, 2014:

	September 30, 2014
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$205,383	$(837)	$47,987	$(328)	$253,370	$(1,165)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,890,039	(20,712)	—	—	2,890,039	(20,712)
Agency-issued collateralized mortgage obligations—fixed rate	1,316,900	(12,438)	806,042	(11,614)	2,122,942	(24,052)
Agency-issued collateralized mortgage obligations—variable rate	77,567	(14)	—	—	77,567	(14)
Agency-issued commercial mortgage-backed securities	578,687	(4,391)	—	—	578,687	(4,391)
Municipal bonds and notes	55,365	(224)	—	—	55,365	(224)
Total temporarily impaired securities (2):	$5,123,941	$(38,616)	$854,029	$(11,942)	$5,977,970	$(50,558)

(1)	Represents securities in an unrealized loss position for twelve months or longer in which the amortized cost basis was re-set for those securities re-designated from AFS to HTM effective June 1, 2014.

(2)
As of September 30, 2014, we identified a total of 329 investments that were in unrealized loss positions, of which 28 investments totaling $854.0 million with unrealized losses of $11.9 million have been in an impaired position for a period of time greater than 12 months. As of September 30, 2014, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of September 30, 2014, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of September 30, 2014. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35%. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	September 30, 2014
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$349,993	2.90%	$—	—%	$—	—%	$349,993	2.90%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,919,715	2.42	—	—	45,081	2.39	901,721	2.20	1,972,913	2.52
Agency-issued collateralized mortgage obligations - fixed rate	2,489,538	1.68	—	—	—	—	—	—	2,489,538	1.68
Agency-issued collateralized mortgage obligations - variable rate	139,182	0.65	—	—	—	—	—	—	139,182	0.65
Agency-issued commercial mortgage-backed securities	679,379	2.16	—	—	—	—	—	—	679,379	2.16
Municipal bonds and notes	84,218	6.00	3,470	5.37	27,900	5.84	40,475	6.07	12,373	6.30
Total	$6,662,025	2.15	$3,470	5.37	$72,981	3.71	$1,292,189	2.51	$5,293,385	2.03

Non-marketable and Other Securities
The major components of our non-marketable and other investment securities portfolio at September 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,078,911	$862,972
Other venture capital investments (2)	43,863	32,839
Other securities (fair value accounting) (3)	181,265	321,374
Non-marketable securities (equity method accounting):
Other investments (4)	141,913	142,883
Low income housing tax credit funds	98,417	72,241
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	142,710	148,994
Other investments	16,471	14,191
Total non-marketable and other securities	$1,703,550	$1,595,494

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at September 30, 2014 and December 31, 2013 (fair value accounting):

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$25,625	12.6%	$29,104	12.6%
SVB Strategic Investors Fund II, LP	92,681	8.6	96,185	8.6
SVB Strategic Investors Fund III, LP	248,816	5.9	260,272	5.9
SVB Strategic Investors Fund IV, LP	308,332	5.0	226,729	5.0
Strategic Investors Fund V Funds	214,863	Various	118,181	Various
Strategic Investors Fund VI Funds	56,958	0.2	7,944	0.2
SVB Capital Preferred Return Fund, LP	61,876	20.0	59,028	20.0
SVB Capital—NT Growth Partners, LP	61,818	33.0	61,126	33.0
SVB Capital Partners II, LP (i)	302	5.1	708	5.1
Other private equity fund (ii)	7,640	58.2	3,695	58.2
Total venture capital and private equity fund investments	$1,078,911		$862,972

(i)
At September 30, 2014, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At September 30, 2014, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at September 30, 2014 and December 31, 2013 (fair value accounting):

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$5,616	10.7%	$6,564	10.7%
SVB Capital Partners II, LP (i)	17,802	5.1	22,684	5.1
Capital Partners III, LP	15,000	0.4	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund	5,445	6.8	3,591	6.8
Total other venture capital investments	$43,863		$32,839

(i)	At September 30, 2014, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At September 30, 2014, the amount primarily includes total unrealized gains of $143.8 million in one public company, FireEye, Inc. ("FireEye"). The extent to which any unrealized gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and the timing of any sales or distribution of securities, which are subject to our funds' separate discretionary securities sales/distribution and governance processes and may also be constrained by lock-up agreements. None of the FireEye related investments currently are subject to a lock-up agreement.

(4)	The following table shows the carrying value and our ownership percentage of each investment at September 30, 2014 and December 31, 2013 (equity method accounting):

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Capital 2008, LP (i)	$20,685	15.5%	$21,867	15.5%
China Joint Venture investment	79,457	50.0	79,940	50.0
Other investments	41,771	Various	41,076	Various
Total other investments (equity method accounting)	$141,913		$142,883

(i)	At September 30, 2014, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 281 and 288 funds (primarily venture capital funds) at September 30, 2014 and December 31, 2013, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $143 million, and $240 million, respectively, as of September 30, 2014. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $149 million and $215 million, respectively, as of December 31, 2013.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$45	$317	$642	$3,167
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	69,044	35,826	268,483	107,546
Other venture capital investments	6,779	5,180	11,334	8,020
Other securities (fair value accounting) (2)	5,444	143,840	136,010	148,185
Non-marketable securities (equity method accounting):
Other investments	2,239	6,569	8,767	14,038
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	2,641	5,016	7,706	6,806
Other investments	19	34	5,174	370
Total gross gains on investment securities	86,211	196,782	438,116	288,132
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(1,035)	(98)	(18,052)	(2,218)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(25,584)	(1,575)	(76,243)	(17,020)
Other venture capital investments	(1,233)	(587)	(3,274)	(2,241)
Other securities (fair value accounting) (2)	(52,264)	(75)	(166,051)	(2,609)
Non-marketable securities (equity method accounting):
Other investments	(179)	(1,944)	(1,219)	(2,421)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	(272)	(689)	(781)	(1,462)
Other investments	—	(3,952)	(260)	(4,300)
Total gross losses on investment securities	(80,567)	(8,920)	(265,880)	(32,271)
Gains on investment securities, net	$5,644	$187,862	$172,236	$255,861

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
Other securities (fair value accounting) includes net losses of $49.8 million for the three months ended September 30, 2014, and net losses of $21.7 million (including $66.5 million of realized gains) for the nine months ended September 30, 2014, attributable to one public company, FireEye. The extent to which any unrealized gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and the timing of any sales or distribution of securities, which are subject to our securities sales and governance processes and may also be constrained by lock-up agreements. None of the FireEye related investments currently are subject to a lock-up agreement.

(3)
For the three months ended September 30, 2014 and 2013, includes OTTI losses of $0.3 million from the declines in value for 5 of the 281 investments and $0.4 million from the declines in value for 12 of the 293 investments, respectively. For the nine months ended September 30, 2014 and 2013, includes OTTI losses of $0.7 million from the declines in value for 22 of the 281 investments and $1.2 million from the declines in value for 37 of the 293 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

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
The composition of loans, net of unearned income of $95 million and $89 million at September 30, 2014 and December 31, 2013, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial loans:
Software	$4,503,369	$4,102,636
Hardware	1,072,102	1,213,032
Venture capital/private equity	2,921,184	2,386,054
Life science	1,245,527	1,170,220
Premium wine	186,675	149,841
Other	241,815	288,904
Total commercial loans	10,170,672	9,310,687
Real estate secured loans:
Premium wine (1)	562,893	514,993
Consumer loans (2)	1,047,935	873,255
Other	30,152	30,743
Total real estate secured loans	1,640,980	1,418,991
Construction loans	80,102	76,997
Consumer loans	125,427	99,711
Total loans, net of unearned income (3)	$12,017,181	$10,906,386

(1)	Included in our premium wine portfolio are gross construction loans of $111 million and $112 million at September 30, 2014 and December 31, 2013, respectively.

(2)	Consumer loans secured by real estate at September 30, 2014 and December 31, 2013 were comprised of the following:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Loans for personal residence	$860,024	$685,327
Loans to eligible employees	129,979	121,548
Home equity lines of credit	57,932	66,380
Consumer loans secured by real estate	$1,047,935	$873,255

(3)	Included within our total loan portfolio are credit card loans of $122 million and $85 million at September 30, 2014 and December 31, 2013, respectively.

Credit Quality
The composition of loans, net of unearned income of $95 million and $89 million at September 30, 2014 and December 31, 2013, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial loans:
Software	$4,503,369	$4,102,636
Hardware	1,072,102	1,213,032
Venture capital/private equity	2,921,184	2,386,054
Life science	1,245,527	1,170,220
Premium wine	749,568	664,834
Other	352,069	396,644
Total commercial loans	10,843,819	9,933,420
Consumer loans:
Real estate secured loans	1,047,935	873,255
Other consumer loans	125,427	99,711
Total consumer loans	1,173,362	972,966
Total loans, net of unearned income	$12,017,181	$10,906,386

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
September 30, 2014:
Commercial loans:
Software	$4,565	$4,334	$125	$9,024	$4,527,570	$125
Hardware	247	3,609	—	3,856	1,078,234	—
Venture capital/private equity	5	3	—	8	2,948,327	—
Life science	265	2,573	—	2,838	1,253,292	—
Premium wine	5	—	—	5	750,726	—
Other	66	65	—	131	354,456	—
Total commercial loans	5,153	10,584	125	15,862	10,912,605	125
Consumer loans:
Real estate secured loans	1,250	—	—	1,250	1,046,029	—
Other consumer loans	32	1	—	33	125,008	—
Total consumer loans	1,282	1	—	1,283	1,171,037	—
Total gross loans excluding impaired loans	6,435	10,585	125	17,145	12,083,642	125
Impaired loans	251	211	1,062	1,524	10,163	—
Total gross loans	$6,686	$10,796	$1,187	$18,669	$12,093,805	$125
December 31, 2013:
Commercial loans:
Software	$9,804	$1,291	$99	$11,194	$4,102,546	$99
Hardware	2,679	3,965	—	6,644	1,198,169	—
Venture capital/private equity	4	—	—	4	2,408,382	—
Life science	395	131	—	526	1,179,462	—
Premium wine	—	—	—	—	665,755	—
Other	1,580	142	—	1,722	397,416	—
Total commercial loans	14,462	5,529	99	20,090	9,951,730	99
Consumer loans:
Real estate secured loans	240	—	—	240	872,586	—
Other consumer loans	8	—	—	8	98,965	—
Total consumer loans	248	—	—	248	971,551	—
Total gross loans excluding impaired loans	14,710	5,529	99	20,338	10,923,281	99
Impaired loans	4,657	7,043	4,339	16,039	35,610	—
Total gross loans	$19,367	$12,572	$4,438	$36,377	$10,958,891	$99

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
September 30, 2014:
Commercial loans:
Software	$8,730	$—	$8,730	$12,069
Life science	1,000	—	1,000	1,000
Premium wine	—	1,339	1,339	1,752
Other	186	—	186	798
Total commercial loans	9,916	1,339	11,255	15,619
Consumer loans:
Real estate secured loans	—	208	208	1,416
Other consumer loans	224	—	224	526
Total consumer loans	224	208	432	1,942
Total	$10,140	$1,547	$11,687	$17,561
December 31, 2013:
Commercial loans:
Software	$27,308	$310	$27,618	$28,316
Hardware	19,329	338	19,667	35,317
Venture capital/private equity	40	—	40	40
Life science	—	1,278	1,278	4,727
Premium wine	—	1,442	1,442	1,778
Other	690	—	690	718
Total commercial loans	47,367	3,368	50,735	70,896
Consumer loans:
Real estate secured loans	—	244	244	1,434
Other consumer loans	670	—	670	941
Total consumer loans	670	244	914	2,375
Total	$48,037	$3,612	$51,649	$73,271

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Average impaired loans:
Commercial loans:
Software	$10,651	$4,306	$13,690	$4,631
Hardware	1,540	25,456	8,140	24,536
Venture capital/private equity	—	75	—	35
Life science	333	—	636	303
Premium wine	1,364	1,502	1,398	2,458
Other	674	3,648	1,383	4,344
Total commercial loans	14,562	34,987	25,247	36,307
Consumer loans:
Real estate secured loans	212	3,426	224	3,391
Other consumer loans	261	866	375	1,021
Total consumer loans	473	4,292	599	4,412
Total average impaired loans	$15,035	$39,279	$25,846	$40,719
The following tables summarize the activity relating to our allowance for loan losses for the three and nine months ended September 30, 2014 and 2013, broken out by portfolio segment:

Three months ended September 30, 2014 (dollars in thousands)	Beginning Balance June 30, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2014
Commercial loans:
Software	$53,239	$(6,907)	$790	$11,078	$58,200
Hardware	24,780	(2,643)	113	2,491	24,741
Venture capital/private equity	19,004	—	—	845	19,849
Life science	10,597	—	53	1,591	12,241
Premium wine	3,546	(35)	—	710	4,221
Other	3,218	(1,072)	1,306	(530)	2,922
Total commercial loans	114,384	(10,657)	2,262	16,185	122,174
Consumer loans	6,344	—	118	425	6,887
Total allowance for loan losses	$120,728	$(10,657)	$2,380	$16,610	$129,061

Nine months ended September 30, 2014 (dollars in thousands)	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance September 30, 2014
Commercial loans:
Software	$64,084	$(18,932)	$1,023	$12,025	$58,200
Hardware	36,553	(15,230)	2,070	1,348	24,741
Venture capital/private equity	16,385	—	—	3,464	19,849
Life science	11,926	(930)	341	904	12,241
Premium wine	3,914	(35)	238	104	4,221
Other	3,680	(3,062)	1,316	988	2,922
Total commercial loans	136,542	(38,189)	4,988	18,833	122,174
Consumer loans	6,344	—	325	218	6,887
Total allowance for loan losses	$142,886	$(38,189)	$5,313	$19,051	$129,061

Three months ended September 30, 2013 (dollars in thousands)	Beginning Balance June 30, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2013
Commercial loans:
Software	$46,798	$(2,527)	$816	$4,369	$49,456
Hardware	33,188	(5,544)	1,149	7,370	36,163
Venture capital/private equity	13,593	—	—	617	14,210
Life science	11,741	(57)	246	(780)	11,150
Premium wine	3,793	—	4	81	3,878
Other	3,654	(21)	77	(24)	3,686
Total commercial loans	112,767	(8,149)	2,292	11,633	118,543
Consumer loans	6,804	—	382	(995)	6,191
Total allowance for loan losses	$119,571	$(8,149)	$2,674	$10,638	$124,734

Nine months ended September 30, 2013 (dollars in thousands)	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2013
Commercial loans:
Software	$42,648	$(7,619)	$1,455	$12,972	$49,456
Hardware	29,761	(11,975)	1,998	16,379	36,163
Venture capital/private equity	9,963	—	—	4,247	14,210
Life science	13,606	(2,618)	1,335	(1,173)	11,150
Premium wine	3,523	—	135	220	3,878
Other	3,912	(6,069)	2,458	3,385	3,686
Total commercial loans	103,413	(28,281)	7,381	36,030	118,543
Consumer loans	7,238	(869)	829	(1,007)	6,191
Total allowance for loan losses	$110,651	$(29,150)	$8,210	$35,023	$124,734

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of September 30, 2014 and December 31, 2013, broken out by portfolio segment:

	September 30, 2014				December 31, 2013
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software	$2,057	$8,730	$56,143	$4,494,639	$11,261	$27,617	$52,823	$4,075,019
Hardware	—	—	24,741	1,072,102	9,673	19,667	26,880	1,193,365
Venture capital/private equity	—	—	19,849	2,921,184	19	39	16,366	2,386,015
Life science	191	1,000	12,050	1,244,527	—	1,278	11,926	1,168,942
Premium wine	—	1,339	4,221	748,229	—	1,442	3,914	663,392
Other	4	186	2,918	351,883	156	690	3,524	395,954
Total commercial loans	2,252	11,255	119,922	10,832,564	21,109	50,733	115,433	9,882,687
Consumer loans	73	432	6,814	1,172,930	168	915	6,176	972,051
Total	$2,325	$11,687	$126,736	$12,005,494	$21,277	$51,648	$121,609	$10,854,738
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

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
September 30, 2014:
Commercial loans:
Software	$4,179,638	$356,956	$8,730	$4,545,324
Hardware	885,407	196,683	—	1,082,090
Venture capital/private equity	2,932,711	15,624	—	2,948,335
Life science	1,093,451	162,679	1,000	1,257,130
Premium wine	732,605	18,126	1,339	752,070
Other	338,187	16,400	186	354,773
Total commercial loans	10,161,999	766,468	11,255	10,939,722
Consumer loans:
Real estate secured loans	1,042,547	4,732	208	1,047,487
Other consumer loans	122,736	2,305	224	125,265
Total consumer loans	1,165,283	7,037	432	1,172,752
Total gross loans	$11,327,282	$773,505	$11,687	$12,112,474
December 31, 2013:
Commercial loans:
Software	$3,875,043	$238,697	$27,618	$4,141,358
Hardware	995,055	209,758	19,667	1,224,480
Venture capital/private equity	2,408,386	—	40	2,408,426
Life science	1,091,993	87,995	1,278	1,181,266
Premium wine	652,747	13,008	1,442	667,197
Other	383,602	15,536	690	399,828
Total commercial loans	9,406,826	564,994	50,735	10,022,555
Consumer loans:
Real estate secured loans	868,789	4,037	244	873,070
Other consumer loans	95,586	3,387	670	99,643
Total consumer loans	964,375	7,424	914	972,713
Total gross loans	$10,371,201	$572,418	$51,649	$10,995,268

TDRs
As of September 30, 2014 we had 10 TDRs with a total carrying value of $10.3 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $0.8 million to the clients associated with these TDRs as of September 30, 2014. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Loans modified in TDRs:
Commercial loans:
Software	$7,848	$5,860
Hardware	—	13,329
Venture capital/ private equity	—	77
Premium wine	1,953	1,442
Other	275	1,055
Total commercial loans	10,076	21,763
Consumer loans:
Other consumer loans	224	670
Total consumer loans	224	670
Total	$10,300	$22,433
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Loans modified in TDRs during the period:
Commercial loans:
Software	$496	$1,007	$7,848	$1,007
Hardware	—	6,330	—	7,783
Venture capital/ private equity	—	—	—	88
Premium wine	—	—	614	—
Other	—	—	—	734
Total commercial loans	496	7,337	8,462	9,612
Consumer loans:
Other consumer loans	—	—	—	41
Total consumer loans	—	—	—	41
Total loans modified in TDRs during the period (1)	$496	$7,337	$8,462	$9,653

(1)
There were no partial charge-offs on loans classified as TDRs for the three and nine months ended September 30, 2014. There were partial charge-offs of $1.2 million and $2.4 million on loans classified as TDRs for the three and nine months ended September 30, 2013, respectively.

During the three months ended September 30, 2014, new TDRs of $0.5 million were modified through payment deferrals granted to our clients. During the nine months ended September 30, 2014, new TDRs of $7.1 million were modified through payment deferrals granted to our clients and $1.3 million were modified through partial forgiveness of principal.
During the three and nine months ended September 30, 2013, new TDRs of $7.3 million and $9.7 million, respectively, were modified through payment deferrals granted to our clients and no principal or interest was forgiven.
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
There were no loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2014 and 2013.
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of September 30, 2014.

7.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at September 30, 2014 and December 31, 2013:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at September 30, 2014	September 30, 2014	December 31, 2013
Short-term borrowings:
Other short-term borrowings	(1)	$6,630	$6,630	$5,080
Total short-term borrowings			$6,630	$5,080
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$348,378	$348,209
6.05% Subordinated Notes (2)	June 1, 2017	45,964	50,497	51,987
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,889	55,020
Total long-term debt			$453,764	$455,216

(1)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor, primarily for our interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)
At September 30, 2014 and December 31, 2013, included in the carrying value of our 6.05% Subordinated Notes was an interest rate swap valued at $5.0 million and $6.5 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to long-term debt was $5.8 million and $17.4 million for the three and nine months ended September 30, 2014, and $5.7 million and $17.4 million for the three and nine months ended September 30, 2013. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of September 30, 2014 was 0.07 percent.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of September 30, 2014, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures and mortgage securities) at September 30, 2014 totaled $1.2 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at September 30, 2014 totaled $517 million, all of which was unused and available to support additional borrowings.

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
The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at September 30, 2014 and December 31, 2013 were as follows:

		September 30, 2014				December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$4,965	$3,910	$1,055	$45,964	$6,492	$5,080	$1,412
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	33,840	1,032	1,935	(903)	140,760	1,423	—	1,423
Foreign exchange forwards	Other liabilities	30,306	(387)	—	(387)	62,649	(634)	—	(634)
Net exposure			645	1,935	(1,290)		789	—	789
Other derivative instruments:
Equity warrant assets	Other assets	186,853	94,960	—	94,960	179,934	103,513	—	103,513
Other derivatives:
Client foreign exchange forwards	Other assets	526,329	16,111	785	15,326	424,983	13,673	—	13,673
Client foreign exchange forwards	Other liabilities	483,262	(15,355)	—	(15,355)	367,079	(11,549)	—	(11,549)
Client foreign currency options	Other assets	6,500	91	—	91	91,854	434	—	434
Client foreign currency options	Other liabilities	6,500	(91)	—	(91)	91,854	(434)	—	(434)
Loan conversion options	Other assets	1,442	—	—	—	3,455	314	—	314
Client interest rate derivatives	Other assets	359,074	2,173	—	2,173	216,773	1,265	—	1,265
Client interest rate derivatives	Other liabilities	359,074	(2,317)	—	(2,317)	216,773	(1,396)	—	(1,396)
Net exposure			612	785	(173)		2,307	—	2,307
Net			$101,182	$6,630	$94,552		$113,101	$5,080	$108,021

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2014 remain at investment grade or higher and there were no material changes in their credit ratings during the three and nine months ended September 30, 2014.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Statement of income location	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$638	$634	$1,915	$1,901
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(12)	(7)	(37)	20
Net gains associated with interest rate risk derivatives		$626	$627	$1,878	$1,921
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of foreign currency instruments	Other noninterest income	$(12,640)	$8,101	$(12,347)	$451
Gains (losses) on internal foreign exchange forward contracts, net	Net gains on derivative instruments	12,529	(8,423)	12,038	(1,511)
Net (losses) associated with currency risk		$(111)	$(322)	$(309)	$(1,060)
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$13,157	$18,780	$50,859	$29,475
Gains (losses) on client foreign exchange forward contracts, net	Net gains on derivative instruments	$886	$(411)	$1,358	$(237)
Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(22)	$(517)	$(738)	$55

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of September 30, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014
Derivative Assets:
Interest rate swaps	$4,965	$—	$4,965	$(1,055)	$(3,910)	$—
Foreign exchange forwards	17,143	—	17,143	(8,002)	(2,720)	6,421
Foreign currency options	92	(1)	91	(91)	—	—
Client interest rate derivatives	2,173	—	2,173	(2,173)	—	—
Total derivative assets:	24,373	(1)	24,372	(11,321)	(6,630)	6,421
Reverse repurchase, securities borrowing, and similar arrangements	50,834	—	50,834	(50,834)	—	—
Total	$75,207	$(1)	$75,206	$(62,155)	$(6,630)	$6,421
December 31, 2013
Derivative Assets:
Interest rate swaps	$6,492	$—	$6,492	$(1,412)	$(5,080)	$—
Foreign exchange forwards	15,096	—	15,096	(6,735)	—	8,361
Foreign currency options	504	(70)	434	(155)	—	279
Client interest rate derivatives	1,265	—	1,265	(256)	—	1,009
Total derivative assets:	23,357	(70)	23,287	(8,558)	(5,080)	9,649
Reverse repurchase, securities borrowing, and similar arrangements	172,989	—	172,989	(172,989)	—	—
Total	$196,346	$(70)	$196,276	$(181,547)	$(5,080)	$9,649
The following table summarizes our liabilities subject to enforceable master netting arrangements as of September 30, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2014
Derivative Liabilities:
Foreign exchange forwards	$15,742	$—	$15,742	$(9,294)	$—	$6,448
Foreign currency options	92	(1)	91	—	—	91
Client interest rate derivatives	2,317	—	2,317	(2,317)	—	—
Total derivative liabilities:	18,151	(1)	18,150	(11,611)	—	6,539
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$18,151	$(1)	$18,150	$(11,611)	$—	$6,539
December 31, 2013
Derivative Liabilities:
Foreign exchange forwards	$12,183	$—	$12,183	$(8,282)	$—	$3,901
Foreign currency options	504	(70)	434	(279)	—	155
Client interest rate derivatives	1,396	—	1,396	(1,087)	—	309
Total derivative liabilities:	14,083	(70)	14,013	(9,648)	—	4,365
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$14,083	$(70)	$14,013	$(9,648)	$—	$4,365
9.     Other Noninterest (Loss) Income and Other Noninterest Expense
A summary of other noninterest (loss) income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Fund management fees	$3,574	$2,822	$9,888	$8,531
Service-based fee income	2,180	1,901	6,459	5,706
(Losses) gains on revaluation of foreign currency instruments (1)	(12,640)	8,069	(12,347)	444
Other (2)	1,525	4,369	10,601	9,667
Total other noninterest (loss) income	$(5,361)	$17,161	$14,601	$24,348

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

A summary of other noninterest expense for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Client services	$3,215	$1,920	$8,160	$5,711
Tax credit fund amortization	2,228	1,519	6,758	4,174
Data processing services	2,229	2,020	6,497	5,814
Telephone	1,931	1,571	5,217	4,640
Postage and supplies	763	559	2,248	1,777
Dues and publications	719	399	1,852	1,302
Other	4,711	2,661	9,381	6,855
Total other noninterest expense	$15,796	$10,649	$40,113	$30,273

10.	Segment Reporting
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

◦
Our Wine practice provides banking products and services to our premium wine industry clients. This practice is formerly known as SVB Specialty Lending and included our Community Development Finance practice which makes loans as part of our responsibilities under the Community Reinvestment Act. During the third quarter of 2014, management realigned the organizational structure of our Community Development Finance practice in order to improve its oversight and compliance for loans made as part of our responsibilities under the Community Reinvestment Act. This practice, formerly included in the GCB results, has been moved into "Other Items". Prior period results have been recast to conform to the new composition of these reportable segments and had no material effect on either the Global Commercial Bank or Other reporting segments.

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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three and nine months ended September 30, 2014 and 2013 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended September 30, 2014
Net interest income	$187,184	$7,344	$12	$26,025	$220,565
(Provision for) loan losses	(16,185)	(425)	—	—	(16,610)
Noninterest income	57,756	491	1,064	20,856	80,167
Noninterest expense (3)	(128,685)	(2,574)	(3,036)	(47,694)	(181,989)
Income (loss) before income tax expense (4)	$100,070	$4,836	$(1,960)	$(813)	$102,133
Total average loans, net of unearned income	$10,192,945	$1,190,986	$—	$55,590	$11,439,521
Total average assets (5)	31,809,853	1,129,947	302,949	1,355,536	34,598,285
Total average deposits	28,795,499	877,701	—	53,084	29,726,284
Three months ended September 30, 2013
Net interest income	$162,371	$6,195	$1	$8,529	$177,096
(Provision for) loan losses	(11,633)	995	—	—	(10,638)
Noninterest income	49,991	380	35,457	171,822	257,650
Noninterest expense (3)	(107,495)	(2,484)	(2,728)	(47,817)	(160,524)
Income before income tax expense (4)	$93,234	$5,086	$32,730	$132,534	$263,584
Total average loans, net of unearned income	$8,576,443	$942,411	$—	$27,087	$9,545,941
Total average assets (5)	21,336,583	998,640	329,680	407,831	23,072,734
Total average deposits	18,994,374	535,611	—	29,903	19,559,888
Nine months ended September 30, 2014
Net interest income	$541,375	$23,529	$55	$56,899	$621,858
(Provision for) reduction of loan losses	(18,833)	(218)	—	—	(19,051)
Noninterest income	169,414	1,121	35,617	198,450	404,602
Noninterest expense (3)	(374,289)	(7,709)	(8,815)	(137,058)	(527,871)
Income before income tax expense (4)	$317,667	$16,723	$26,857	$118,291	$479,538
Total average loans, net of unearned income	$9,917,115	$1,120,647	$—	$60,635	$11,098,397
Total average assets (5)	28,828,400	1,027,707	328,048	1,221,098	31,405,253
Total average deposits	26,020,715	805,167	—	56,231	26,882,113
Nine months ended September 30, 2013
Net interest income	$465,893	$18,226	$5	$26,222	$510,346
(Provision for) reduction of loan losses	(36,030)	1,007	—	—	(35,023)
Noninterest income	144,893	867	48,179	240,554	434,493
Noninterest expense (3)	(313,080)	(6,263)	(7,871)	(125,616)	(452,830)
Income before income tax expense (4)	$261,676	$13,837	$40,313	$141,160	$456,986
Total average loans, net of unearned income	$8,175,626	$886,679	$—	$23,874	$9,086,179
Total average assets (5)	20,732,425	910,551	277,136	575,980	22,496,092
Total average deposits	18,480,510	493,204	—	15,646	18,989,360

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items" as discussed below.

(2)
The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Noninterest income is primarily attributable to noncontrolling interests and gains on equity warrant assets. Noninterest expense primarily consists of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Additionally, average assets primarily consist of cash and cash equivalents and loans from our Community Development Finance practice as part of our responsibilities under the Community Reinvestment Act.

(3)
The Global Commercial Bank segment includes direct depreciation and amortization of $5.4 million and $4.9 million for the three months ended September 30, 2014 and 2013, respectively and $15.4 million and $14.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,434,100	$1,392,781
Variable interest rate commitments	12,059,816	9,101,973
Total loan commitments available for funding	13,493,916	10,494,754
Commercial and standby letters of credit (2)	1,137,721	975,968
Total unfunded credit commitments	$14,631,637	$11,470,722
Commitments unavailable for funding (3)	$1,691,660	$1,006,168
Maximum lending limits for accounts receivable factoring arrangements (4)	1,004,402	894,276
Reserve for unfunded credit commitments (5)	35,489	29,983

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at September 30, 2014. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$936,790	$129,337	$1,066,127	$1,066,127
Performance standby letters of credit	57,058	8,162	65,220	65,220
Commercial letters of credit	6,374	—	6,374	6,374
Total	$1,000,222	$137,499	$1,137,721	$1,137,721

Deferred fees related to financial and performance standby letters of credit were $8.4 million at September 30, 2014 and $8.2 million at December 31, 2013. At September 30, 2014, collateral in the form of cash of $465.3 million and available-for-sale securities of $1.3 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at September 30, 2014:

Our Ownership in Venture Capital/Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
Capital Partners III, LP	750	649	0.4
SVB Capital Shanghai Yangpu Venture Capital Fund	945	163	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,425	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V Funds	515	239	Various
Strategic Investors Fund VI Funds	500	402	0.2
Strategic Investors Fund VII Funds	500	500	0.2
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Debt funds (equity method accounting)	64,574	4,950	Various
Other fund investments (3)	300,461	22,909	Various
Total	$504,680	$46,822

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 286 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

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

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at September 30, 2014:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Strategic Investors Fund II, LP	5,589
SVB Strategic Investors Fund III, LP	15,641
SVB Strategic Investors Fund IV, LP	41,205
Strategic Investors Fund V Funds	162,335
Strategic Investors Fund VI Funds	239,268
SVB Capital Preferred Return Fund, LP	5,886
SVB Capital—NT Growth Partners, LP	6,044
Other private equity fund	243
Total	$478,461

12.	Income Taxes
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
At September 30, 2014, our unrecognized tax benefit was $0.4 million, the recognition of which would reduce our income tax expense by $0.3 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and nine months ended September 30, 2014.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2014
Assets
Available-for-sale securities:
U.S. treasury securities	$6,876,299	$—	$—	$6,876,299
U.S. agency debentures	—	3,605,833	—	3,605,833
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	2,005,933	—	2,005,933
Agency-issued collateralized mortgage obligations - variable rate	—	835,957	—	835,957
Equity securities	4,211	5,203	—	9,414
Total available-for-sale securities	6,880,510	6,452,926	—	13,333,436
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	1,078,911	1,078,911
Other venture capital investments	—	—	43,863	43,863
Other securities	181,265	—	—	181,265
Total non-marketable and other securities (fair value accounting)	181,265	—	1,122,774	1,304,039
Other assets:
Interest rate swaps	—	4,965	—	4,965
Foreign exchange forward and option contracts	—	17,234	—	17,234
Equity warrant assets	—	1,563	93,397	94,960
Client interest rate derivatives	—	2,173	—	2,173
Total assets (1)	$7,061,775	$6,478,861	$1,216,171	$14,756,807
Liabilities
Foreign exchange forward and option contracts	$—	$15,833	$—	$15,833
Client interest rate derivatives	—	2,317	—	2,317
Total liabilities	$—	$18,150	$—	$18,150

(1)
Included in Level 1 and Level 3 assets are $163.6 million and $1.0 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2014
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$1,040,522	$43,460	$49,037	$—	$—	$(54,108)	$—	$1,078,911
Other venture capital investments	43,747	5,546	6,304	(11,122)	—	(612)	—	43,863
Other securities (fair value accounting)	5,808	—	—	—	—	—	(5,808)	—
Total non-marketable and other securities (fair value accounting)(1)	1,090,077	49,006	55,341	(11,122)	—	(54,720)	(5,808)	1,122,774
Other assets:
Equity warrant assets (2)	87,151	13,805	—	(10,564)	2,932	510	(437)	93,397
Total assets	$1,177,228	$62,811	$55,341	$(21,686)	$2,932	$(54,210)	$(6,245)	$1,216,171
Three months ended September 30, 2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$741,522	$34,288	$41,704	$—	$—	$(44,015)	$—	$773,499
Other venture capital investments	123,493	4,530	1,016	4	—	(73,684)	—	55,359
Other securities (fair value accounting)	—	143,301	—	—	—	73,753	—	217,054
Total non-marketable and other securities (fair value accounting) (1)	865,015	182,119	42,720	4	—	(43,946)	—	1,045,912
Other assets:
Equity warrant assets (2)	73,229	18,215	—	(6,366)	2,995	365	(312)	88,126
Total assets	$938,244	$200,334	$42,720	$(6,362)	$2,995	$(43,581)	$(312)	$1,134,038
Nine months ended September 30, 2014
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$862,972	$192,240	$159,448	$—	$—	$(135,749)	$—	$1,078,911
Other venture capital investments	32,839	8,060	22,800	(15,561)	—	(4,149)	(126)	43,863
Other securities (fair value accounting)	319,249	104,310	—	(46,840)	—	3,417	(380,136)	—
Total non-marketable and other securities (fair value accounting) (1)	1,215,060	304,610	182,248	(62,401)	—	(136,481)	(380,262)	1,122,774
Other assets:
Equity warrant assets (2)	99,891	51,325	—	(67,201)	9,098	1,718	(1,434)	93,397
Total assets	$1,314,951	$355,935	$182,248	$(129,602)	$9,098	$(134,763)	$(381,696)	$1,216,171
Nine months ended September 30, 2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$665,921	$90,526	$107,022	$—	$—	$(89,970)	$—	$773,499
Other venture capital investments	127,091	5,779	1,210	(381)	—	(74,779)	(3,561)	55,359
Other securities (fair value accounting)	—	143,301	—	—	—	73,753	—	217,054
Total non-marketable and other securities (fair value accounting) (1)	793,012	239,606	108,232	(381)	—	(90,996)	(3,561)	1,045,912
Other assets:
Equity warrant assets (2)	66,129	26,142	—	(10,805)	7,309	1,743	(2,392)	88,126
Total assets	$859,141	$265,748	$108,232	$(11,186)	$7,309	$(89,253)	$(5,953)	$1,134,038

(1)	Realized and unrealized gains (losses) are recorded in the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$57,967	$32,694	$207,885	$89,705
Other venture capital investments	(1,231)	4,603	78	5,720
Other securities (fair value accounting)	—	143,301	78,967	143,301
Total non-marketable and other securities (fair value accounting) (1)	56,736	180,598	286,930	238,726
Other assets:
Equity warrant assets (2)	6,911	14,205	17,777	19,788
Total unrealized gains, net	$63,647	$194,803	$304,707	$258,514
Unrealized gains attributable to noncontrolling interests	$47,165	$164,871	$193,841	$215,340

(1)	Unrealized gains (losses) are recorded in the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at September 30, 2014 and December 31, 2013. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
September 30, 2014:
Other venture capital investments (fair value accounting)	$43,863	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	529	Modified Black-Scholes option pricing model	Volatility	43.9%
			Risk-Free interest rate	2.1%
			Sales restrictions discount (2)	15.7%
Equity warrant assets (private portfolio)	92,868	Modified Black-Scholes option pricing model	Volatility	38.2%
			Risk-Free interest rate	1.0%
			Marketability discount (3)	20.0%
			Remaining life assumption (4)	45.0%
December 31, 2013:
Other venture capital investments (fair value accounting)	$32,839	Private company equity pricing	(1)	(1)
Other securities	319,249	Modified stock price	Sales restrictions discount (2)	12.0%
Equity warrant assets (public portfolio)	24,217	Modified Black-Scholes option pricing model	Volatility	41.3%
			Risk-Free interest rate	1.7%
			Sales restrictions discount (2)	13.7%
Equity warrant assets (private portfolio)	75,674	Modified Black-Scholes option pricing model	Volatility	40.1%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	22.5%
			Remaining life assumption (4)	45.0%

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At September 30, 2014, the weighted average contractual remaining term was 6.25 years, compared to our estimated remaining life of 2.81 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and nine months ended September 30, 2014 and 2013, we did not have any material transfers between Level 2 and Level 1. Transfers from Level 3 to Level 1 for the three months ended September 30, 2014 include $5.8 million as a result of the expiration of lockup and other restrictions on one of our other securities portfolio companies. Transfers from Level 3 to Level 1 for the nine months ended September 30, 2014 included $380.1 million as a result of the expiration of lockup and other restrictions on certain of our other securities. Transfers from Level 3 to Level 2 for the nine months ended September 30, 2013 include $3.6 million due to the IPO of one of our portfolio companies.
All other transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2014 and 2013 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Short-Term Borrowings
Short-term borrowings at both September 30, 2014 and December 31, 2013 included cash collateral received from our counterparties in relation to derivative contracts where the net market value is in our favor, primarily for our interest rate swap agreement related to our 6.05% Subordinated Notes. The carrying amount of the cash collateral is a reasonable estimate of fair value.
Long-Term Debt
Long-term debt at September 30, 2014 and December 31, 2013 included our 5.375% Senior Notes, 7.0% Junior Subordinated Debentures and 6.05% Subordinated Notes. The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to hedge accounting associated with the note.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at September 30, 2014 and December 31, 2013. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2014 and December 31, 2013:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2014:
Financial assets:
Cash and cash equivalents	$1,872,537	$1,872,537	$—	$—
Held-to-maturity securities	6,662,025	—	6,613,893	—
Non-marketable and other securities (cost and equity method accounting)	399,511	—	—	497,855
Net commercial loans	10,721,645	—	—	10,884,474
Net consumer loans	1,166,475	—	—	1,121,639
FHLB and Federal Reserve Bank stock	41,026	—	—	41,026
Accrued interest receivable	81,334	—	81,334	—
Financial liabilities:
Other short-term borrowings	6,630	6,630	—	—
Non-maturity deposits (1)	30,963,491	30,963,491	—	—
Time deposits	159,644	—	159,644	—
5.375% Senior Notes	348,378	—	390,740	—
6.05% Subordinated Notes (2)	50,497	—	54,423	—
7.0% Junior Subordinated Debentures	54,889	—	52,722	—
Accrued interest payable	2,932	—	2,932	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	29,731
December 31, 2013:
Financial assets:
Cash and cash equivalents	$1,538,779	$1,538,779	$—	$—
Non-marketable and other securities (cost and equity method accounting)	378,309	—	—	447,783
Net commercial loans	9,796,878	—	—	9,935,917
Net consumer loans	966,622	—	—	1,005,080
FHLB and Federal Reserve Bank stock	40,632	—	—	40,632
Accrued interest receivable	67,772	—	67,772	—
Financial liabilities:
Other short-term borrowings	5,080	5,080	—	—
Non-maturity deposits (1)	22,259,119	22,259,119	—	—
Time deposits	213,860	—	213,874	—
5.375% Senior Notes	348,209	—	383,782	—
6.05% Subordinated Notes (2)	51,987	—	56,297	—
7.0% Junior Subordinated Debentures	55,020	—	51,915	—
Accrued interest payable	6,858	—	6,858	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	24,285

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At September 30, 2014 and December 31, 2013, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $5.0 million and $6.5 million, respectively, related to hedge accounting associated with the notes.

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
Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions, if any, to be received primarily through IPOs and M&A activity of the underlying assets of the fund. Subject to applicable requirements under the Volcker Rule, we do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th, for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2014:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,078,911	$1,078,911	$478,461
Non-marketable securities (equity method accounting):
Other investments (2)	47,662	49,064	5,836
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	142,710	239,857	22,022
Total	$1,269,283	$1,367,832	$506,319

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life sciences companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $995 million and $474 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
SVB Financial has commitments under two partially-syndicated revolving line of credit facilities totaling $65.0 million to Gold Hill Capital 2008 LP, a venture debt fund, and an affiliated fund, for which SVB Financial has ownership interests. Of the $65.0 million, $6.0 million is syndicated to another lender. SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 2008 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The lines of credit are secured and bear an interest rate of national Prime plus one percent. The highest outstanding balance under SVB Financial's portion of the facility for the three months ended September 30, 2014 was $19.1 million. SVB Financial's portion of the outstanding balance was $5.0 million at September 30, 2014 and $23.0 million at December 31, 2013.
During the nine months ended September 30, 2014, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

16.	Subsequent Events
Update on Investments in FireEye
As of September 30, 2014, our managed funds (including SVB Financial's interest) held approximately 4.9 million shares of FireEye common stock ("FireEye Shares"). From September 30, 2014 to November 6, 2014, the market share price of FireEye’s common stock has slightly decreased from $30.56 to $30.04 and as such there has not been a significant decline in the valuation of our remaining FireEye related investments.
Investment gains (or losses) relating to the remaining 4.9 million FireEye Shares held by our managed funds are based on valuation changes or the sale of such securities, and are subject to FireEye’s stock price, which is subject to market conditions and various other factors. Additionally, any future gains and losses with respect to the remaining shares held by our managed funds at September 30, 2014 are currently unrealized, and the extent such gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and timing of any sales or distribution of securities, which are subject to our funds' separate discretionary securities sales/distribution and governance processes.

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

•
The sufficiency of our capital, including sources of capital (such as deposits and funds generated through retained earnings), the extent to which capital may be used or required, our capital category classification, and management of our capital ratios

•	The adequacy of our liquidity position, including sources of liquidity (such as funds generated through retained earnings)

•	Our overall investment plans, strategies and activities, including venture capital/private equity funding and investments, and our investment of excess cash/liquidity

•
The realization, timing, valuation and performance of equity or other investments, including the impact of changes in our valuation of our investments (such as FireEye), and the volatility of any gains or losses

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

•	The credit quality of our loan portfolio, including levels and trends of nonperforming loans, impaired loans, criticized loans and troubled debt restructurings

•	The adequacy of reserves (including allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves

•	The level of loan and deposit and client investment fund balances

•	The level of client investment fees and associated margins

•	The profitability of our products and services, including loan yields, loan pricing, and interest margins

•	Our strategic initiatives, including the expansion of operations and business activities in China, Hong Kong, India, Israel, the UK and elsewhere domestically or internationally

•	The expansion and growth of our noninterest income sources

•	Distributions of venture capital, private equity or debt fund investment proceeds; intentions to sell such fund investments

•	The changes in, or adequacy of, our unrecognized tax benefits and any associated impact

•	The realization of certain deferred tax assets, and of any benefit stemming from certain net operating loss carryforwards

•	The extent to which counterparties, including those to our forward and option contracts, will perform their contractual obligations

•	The condition and suitability of our properties

•	The manner in which we compete

•	The effect of application of accounting pronouncements and regulatory requirements

•	The effect of lawsuits and claims

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
Management’s Overview of Third Quarter 2014 Performance
Overall, we had a strong third quarter in 2014, which was reflective of continued strong balance sheet growth, healthy loan and fee activity and solid credit quality. We continued to perform well as a result of our focus on innovation companies and their investors, continued positive business conditions for our clients and our efforts to secure client relationships. We had net income available to common stockholders of $63.0 million and diluted EPS of $1.22 for the third quarter of 2014. This compares to net income of $67.6 million and diluted EPS of $1.46 in the third quarter of 2013. In the third quarter of 2014, compared to the third quarter of 2013, we experienced strong growth in net interest income as a result of the increase in interest earned from our fixed income investment portfolio due to an increase in average investments of $8.1 billion, driven by our significant deposit growth, with record high quarterly average deposits of $29.7 billion, and loan growth of $1.9 billion. In addition, we had solid gains on our equity warrant assets, growth in core fee income and continued strength in our liquidity and capital base. Net gains on investment securities of $55.4 million, excluding FireEye losses of $49.8 million, were also strong in the third quarter of 2014. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, also increased, reflecting growth from our existing and new clients. We continued to invest in the improvement and expansion of our product offerings and infrastructure, which resulted in a $21.5 million increase in our noninterest expense primarily from increases in professional services, business development and travel and other expenses supporting client services.
Third quarter 2014 results (compared to the third quarter 2013, where applicable) included:

▪
Continued strong growth in our lending business with record high average loan balances of $11.4 billion, an increase of $1.9 billion, or 19.8 percent. Period-end loan balances were $12.0 billion, an increase of $2.2 billion, or 22.3 percent.

▪
Average investment securities, excluding non-marketable and other securities, of $18.2 billion, an increase of $8.1 billion, or 80.7 percent. Period-end investment securities, excluding non-marketable and other securities, of $20.0 billion, an increase of $9.8 billion, or 95.8 percent.

▪	Average deposit balances of $29.7 billion, an increase of $10.2 billion, or 52.0 percent. Period-end deposit balances of $31.1 billion, an increase of $11.1 billion, or 55.6 percent.

▪
Average total client funds (comprised of on-balance sheet deposits and off-balance sheet client investment funds) were $60.7 billion, an increase of $16.2 billion, or 36.4 percent. Period-end total client funds were $62.3 billion, an increase of $17.0 billion, or 37.4 percent.

▪
Net interest income (fully taxable equivalent basis) of $221.0 million, an increase of $43.5 million, or 24.5 percent, primarily due to an increase in interest income from fixed income investment securities and loans, attributable to growth in average investment and loan balances of $8.1 billion and $1.9 billion, respectively, driven by the strong average deposit growth mentioned above.

▪
Net interest margin of 2.73 percent, compared to 3.32 percent, primarily reflective of a 49 basis point decrease in the overall yield of our loan portfolio as well as the shift in the composition of our interest earning assets from our higher-yielding loan portfolio to our lower-yielding fixed income investments portfolio.

▪
Provision for loan losses of $16.6 million, compared to $10.6 million. The provision of $16.6 million was primarily driven by $8.3 million in net charge-offs, $7.0 million from period-end loan growth and $3.7 million due to a change in the composition of our performing loan portfolio, offset by a $2.4 million decrease in the reserve for impaired loans resulting from lower impaired loan balances.

▪
Non-GAAP core fee income of $53.3 million, an increase of $10.1 million, or 23.5 percent, primarily from an increase in foreign exchange and credit card fee income, reflective of increased client activity and transaction volumes. (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income")

▪
Net gains on investment securities of $5.6 million, compared to net gains of $187.9 million. [Non-GAAP net losses on investment securities, net of noncontrolling interests were $1.1 million, compared to net gains of $36.5 million (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income—Gains on Investment Securities, Net").] The decrease in net gains primarily resulted from losses on our FireEye related investments. Specifically, we had losses on investment securities related to FireEye of $49.8 million ($9.5 million net of noncontrolling interests) during the third quarter of 2014, compared to FireEye related gains of $138.7 million ($26.6 million net of noncontrolling interests) for the third quarter of 2013. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net" for details about our FireEye related investments during the three and nine months ended September 30, 2014.

▪
Net gains on equity warrant assets of $13.2 million, a decrease of $5.6 million, or 29.9 percent, compared to $18.8 million. This decrease was primarily driven by the exercise of our FireEye warrants during the first quarter of 2014, which were held in our equity warrant asset portfolio during the third quarter of 2013 and contributed an $8.1 million gain from the increased valuation of the warrants during the third quarter of 2013. The decrease of $8.1 million is offset by an increase in the number of equity warrant assets held at September 30, 2014 as well as gains due to increases in valuations across the equity warrant asset portfolio.

▪
Noninterest expense of $182.0 million, an increase of $21.5 million, or 13.4 percent. This increase was primarily due to increased professional services, compensation and benefits, as a result of an increase in average FTEs, business development and travel and other expenses. Average FTEs increased by 10.4 percent to 1,850 for the three months ended September 30, 2014, compared to 1,675 FTEs for the comparable 2013 period.

A summary of our performance for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands, except per share data and ratios)	2014	2013	% Change		2014	2013	% Change
Income Statement:
Diluted earnings per share	$1.22	$1.46	(16.4)%		$4.17	$3.43	21.6%
Net income available to common stockholders	62,995	67,621	(6.8)		205,093	157,096	30.6
Net interest income	220,565	177,096	24.5		621,858	510,346	21.9
Net interest margin	2.73%	3.32%	(59)	bps	2.87%	3.32%	(45)	bps
Provision for loan losses	$16,610	$10,638	56.1%		$19,051	$35,023	(45.6)%
Noninterest income	80,167	257,650	(68.9)		404,602	434,493	(6.9)
Noninterest expense	181,989	160,524	13.4		527,871	452,830	16.6
Non-GAAP core fee income (1)	53,346	43,205	23.5		154,285	126,482	22.0
Non-GAAP noninterest income, net of noncontrolling interests (1)	75,256	105,820	(28.9)		248,298	229,422	8.2
Non-GAAP noninterest expense, net of noncontrolling interests (2)	177,246	157,234	12.7		514,540	443,813	15.9
Balance Sheet:
Average available-for-sale securities	$12,446,821	$10,082,202	23.5%		$12,698,395	$10,462,238	21.4%
Average held-to-maturity securities (3)	5,775,602	—	—		2,544,256	—	—
Average loans, net of unearned income	11,439,521	9,545,941	19.8		11,098,397	9,086,179	22.1
Average noninterest-bearing demand deposits	21,502,469	13,665,460	57.3		19,302,107	13,437,503	43.6
Average interest-bearing deposits	8,223,815	5,894,428	39.5		7,580,006	5,551,857	36.5
Average total deposits	29,726,284	19,559,888	52.0		26,882,113	18,989,360	41.6
Earnings Ratios:
Return on average assets (annualized) (4)	0.72%	1.16%	(37.9)%		0.87%	0.93%	(6.5)%
Return on average SVBFG stockholders’ equity (annualized) (5)	9.16	14.05	(34.8)		11.33	11.06	2.4
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.07%	1.26%	(19)	bps	1.07%	1.26%	(19)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.05	1.13	(8)		1.05	1.13	(8)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.37	0.34	3		0.46	0.43	3
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.28	0.23	5		0.39	0.31	8
Capital Ratios:
Total risk-based capital ratio	14.97%	14.16%	81	bps	14.97%	14.16%	81	bps
Tier 1 risk-based capital ratio	14.03	12.95	108		14.03	12.95	108
Tier 1 leverage ratio	8.22	8.75	(53)		8.22	8.75	(53)
Tangible common equity to tangible assets (6)	7.55	8.19	(64)		7.55	8.19	(64)
Tangible common equity to risk-weighted assets (6)	13.97	12.96	101		13.97	12.96	101
Bank total risk-based capital ratio	13.06	12.31	75		13.06	12.31	75
Bank tier 1 risk-based capital ratio	12.11	11.08	103		12.11	11.08	103
Bank tier 1 leverage ratio	7.05	7.46	(41)		7.05	7.46	(41)
Bank tangible common equity to tangible assets (6)	6.76	7.34	(58)		6.76	7.34	(58)
Bank tangible common equity to risk-weighted assets (6)	12.14	11.17	97		12.14	11.17	97
Other Ratios:
Operating efficiency ratio (7)	60.43%	36.89%	63.8%		51.36%	47.86%	7.3%
Non-GAAP operating efficiency ratio (2)	59.83	55.50	7.8		59.05	59.89	(1.4)
Book value per common share (8)	$53.56	$42.64	25.6		$53.56	$42.64	25.6
Other Statistics:
Average full-time equivalent employees	1,850	1,675	10.4%		1,784	1,662	7.3%
Period-end full-time equivalent employees	1,881	1,683	11.8		1,881	1,683	11.8

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Three and nine months ended September 30, 2014 average balances are reflective of the re-designation from available-for-sale to held-to-maturity effective June 1, 2014.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average assets.

(5)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average SVBFG stockholders’ equity.

(6)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(7)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(8)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2013 Form 10-K.
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between interest earned on loans, fixed income investment portfolio (available-for-sale and held-to-maturity securities), short-term investment securities and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35 percent.
Analysis of Net Interest Income Changes Due to Volume and Rate (Fully Taxable Equivalent Basis)
Net interest income is affected by changes in the amount and composition of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2014 Compared to 2013			2014 Compared to 2013
	Three months ended September 30, increase (decrease) due to change in			Nine months ended September 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$626	$(56)	$570	$3,342	$(646)	$2,696
Fixed income investment portfolio (taxable)	33,195	(3,259)	29,936	60,699	(3,328)	57,371
Fixed income investment portfolio (non-taxable)	35	(73)	(38)	9	(72)	(63)
Loans, net of unearned income	25,966	(12,361)	13,605	82,964	(29,036)	53,928
Increase (decrease) in interest income, net	59,822	(15,749)	44,073	147,014	(33,082)	113,932
Interest expense:
NOW deposits	28	132	160	59	153	212
Money market deposits	1,061	(595)	466	3,241	(849)	2,392
Money market deposits in foreign offices	8	(30)	(22)	38	(36)	2
Time deposits	(32)	(29)	(61)	(33)	(178)	(211)
Sweep deposits in foreign offices	44	(23)	21	40	(35)	5
Total increase (decrease) in deposits expense	1,109	(545)	564	3,345	(945)	2,400
Short-term borrowings	(3)	—	(3)	(74)	—	(74)
5.375% Senior Notes	—	43	43	8	49	57
Junior Subordinated Debentures	—	1	1	(8)	32	24
6.05% Subordinated Notes	(4)	16	12	(14)	49	35
Total increase (decrease) in borrowings expense	(7)	60	53	(88)	130	42
Increase (decrease) in interest expense, net	1,102	(485)	617	3,257	(815)	2,442
Increase (decrease) in net interest income	$58,720	$(15,264)	$43,456	$143,757	$(32,267)	$111,490
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended September 30, 2014 and 2013
Net interest income increased by $43.5 million to $221.0 million for the three months ended September 30, 2014, compared to $177.5 million for the comparable 2013 period. Overall, we saw an increase in our net interest income primarily due to higher average loan and investment securities balances. These increases were partially offset by lower overall loan and investment yields.
The main factors affecting interest income and interest expense for the three months ended September 30, 2014, compared to the comparable 2013 period are discussed below:

•	Interest income for the three months ended September 30, 2014 increased by $44.1 million primarily due to:

◦
A $29.9 million increase in interest income on investment securities to $74.7 million for the three months ended September 30, 2014, compared to $44.8 million for the comparable 2013 period. The increase was reflective of an increase in average investment securities balances of $8.1 billion as a result of deposit growth, offset by a decrease in the overall yield on our investment securities portfolio, which decreased 13 basis points to 1.63 percent. Lower reinvestment yields, resulting from a lower overall market rate environment and an increase in purchases of U.S. Treasury securities during the three months ended September 30, 2014, contributed to a decrease in yields of 28 basis points. This decrease was offset by a 15 basis point benefit from lower premium amortization expense. As of September 30, 2014, the remaining unamortized net premium balance on our investment securities portfolio was $12.0 million (net of discounts of $94.6 million), compared to $87.8 million (net of discounts of $20.6 million) as of the comparable 2013 period.

◦
A $13.6 million increase in interest income on loans to $153.3 million for the three months ended September 30, 2014, compared to $139.7 million for the comparable 2013 period. This increase was reflective of an increase in average loan balances of $1.9 billion, partially offset by a decrease in both gross loan and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.39 percent from 4.78 percent, reflective of a continued change in the mix of our overall loan portfolio. Consistent with recent quarters, our average loan growth during the third quarter of 2014 was primarily driven by venture capital/private equity loans which, on average, tend to have lower yields. The overall low market rate environment and increased price competition also continued to put pressure on loan yields. Loan fee yields decreased 6 basis points to 90 basis points, from 96 basis points in the comparable 2013 period, as a result of the decrease in regular amortizing fee income as a percentage of total interest income.

•
Interest expense for the three months ended September 30, 2014 increased to $8.8 million, compared to $8.1 million for the comparable 2013 period. The increase in interest expense was primarily from interest-bearing money market deposits of $0.5 million, mainly attributable to growth of $1.9 billion in our average money market deposits.

Nine months ended September 30, 2014 and 2013
Net interest income increased by $111.5 million to $623.1 million for the nine months ended September 30, 2014, compared to $511.6 million for the comparable 2013 period. Overall, the increase in our net interest income was primarily due to higher average loan balances and growth in our investment securities portfolio, which has increased as a result of the continued growth in deposits. These increases were partially offset by lower overall loan and investments yields.
The main factors affecting interest income and interest expense for the nine months ended September 30, 2014, compared to the comparable 2013 period are discussed below:
Interest income for the nine months ended September 30, 2014 increased by $113.9 million primarily due to:

◦
A $57.3 million increase in interest income on investment securities with the majority of the increase due to a $4.8 billion increase in average balances due to strong deposit growth. Interest income was offset by a decrease in the overall yield on our investment securities portfolio, which decreased 5 basis points to 1.71 percent. Lower reinvestment yields, resulting from a lower overall market rate environment and an increase in purchases of U.S. Treasury securities during the nine months ended September 30, 2014, contributed to a decrease in yields of 15 basis points. This decrease was offset by a 10 basis point benefit from lower premium amortization expense.

◦
A $53.9 million increase in interest income on loans, primarily due to an increase in average loan balances of $2.0 billion. Gross loan yields, excluding loan interest recoveries and loan fees, decreased, reflective of a continued change in the mix of our overall loan portfolio. As mentioned above, our loan growth through the third quarter of 2014 primarily came from our venture capital/private equity loan portfolio which, on average, tend to have lower yielding loans. In addition, driven primarily by early loan repayments, non-recurring loan fee income increased $9.2 million to $30.0 million for the nine months ended September 30, 2014 compared to $20.8 million for the comparable 2013 period. The overall low market rate environment and increased price competition also continued to put pressure on loan yields.

•
Interest expense for the nine months ended September 30, 2014 increased to $26.3 million, compared to $23.9 million for the comparable 2013 period. The increase in interest expense was primarily from interest-bearing money market deposits of $2.4 million, mainly attributable to growth of $1.9 billion in our average money market deposit balances.

Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 59 basis points to 2.73 percent for the three months ended September 30, 2014, compared to 3.32 percent for the comparable 2013 period.
Our net interest margin decreased by 45 basis points to 2.87 percent for the nine months ended September 30, 2014, compared to 3.32 percent for the comparable 2013 period.
The decrease in our net interest margin for both the three and nine months ended September 30, 2014, was primarily reflective of the shift in the composition of our interest-earning assets as a result of the significant growth in deposits (higher average cash and investment securities balances and lower average loan balances as a percentage of total earning assets) and, as noted above, lower overall loan and investment yields, partially offset by lower premium amortization expense on investment securities. Our loan portfolio (higher-yielding assets) comprised 36 percent, and 38 percent, of our average interest-earning assets during the three and nine months ended September 30, 2014, respectively, compared to 45 percent and 44 percent, respectively, for the comparable 2013 periods.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2014 and 2013:

Average Balances, Rates and Yields for the Three Months Ended September 30, 2014 and 2013

	Three months ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,472,205	$1,722	0.28%	$1,596,003	$1,152	0.29%
Investment securities:
Available-for-sale securities: (2)
Taxable	12,446,821	43,519	1.39	10,000,154	43,604	1.73
Non-taxable (3)	—	—	—	82,048	1,226	5.93
Held-to-maturity securities:
Taxable	5,691,201	30,021	2.09	—	—	—
Non-taxable (3)	84,401	1,188	5.58	—	—	—
Total loans, net of unearned income (4) (5)	11,439,521	153,292	5.32	9,545,941	139,687	5.81
Total interest-earning assets	32,134,149	229,742	2.84	21,224,146	185,669	3.47
Cash and due from banks	299,964			253,364
Allowance for loan losses	(128,598)			(124,254)
Other assets (6)	2,292,770			1,719,478
Total assets	$34,598,285			$23,072,734
Funding sources:
Interest-bearing liabilities:
NOW deposits	$161,793	$279	0.68%	$134,545	$119	0.35%
Money market deposits	5,649,971	2,332	0.16	3,755,620	1,866	0.20
Money market deposits in foreign offices	228,142	26	0.05	194,870	48	0.10
Time deposits	162,182	96	0.23	165,632	157	0.38
Sweep deposits in foreign offices	2,021,727	228	0.04	1,643,761	207	0.05
Total interest-bearing deposits	8,223,815	2,961	0.14	5,894,428	2,397	0.16
Short-term borrowings	5,538	—	—	6,316	3	0.19
5.375% Senior Notes	348,341	4,832	5.50	348,119	4,789	5.46
Junior Subordinated Debentures	54,918	834	6.02	55,094	833	6.00
6.05% Subordinated Notes	50,937	134	1.04	52,551	122	0.92
Total interest-bearing liabilities	8,683,549	8,761	0.40	6,356,508	8,144	0.51
Portion of noninterest-bearing funding sources	23,450,600			14,867,638
Total funding sources	32,134,149	8,761	0.11	21,224,146	8,144	0.15
Noninterest-bearing funding sources:
Demand deposits	21,502,469			13,665,460
Other liabilities	402,231			298,455
SVBFG stockholders’ equity	2,729,862			1,909,462
Noncontrolling interests	1,280,174			842,849
Portion used to fund interest-earning assets	(23,450,600)			(14,867,638)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$34,598,285			$23,072,734
Net interest income and margin		$220,981	2.73%		$177,525	3.32%
Total deposits	$29,726,284			$19,559,888
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(416)			(429)
Net interest income, as reported		$220,565			$177,096

(1)
Includes average interest-earning deposits in other financial institutions of $408 million and $191 million for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, balances also include $2.0 billion and $1.3 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $26.0 million and $23.0 million for the three months ended September 30, 2014 and 2013, respectively.

(6)
Average investment securities of $1.8 billion and $1.3 billion for the three months ended September 30, 2014 and 2013, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,721,501	$5,301	0.26%	$1,040,073	$2,605	0.33%
Investment securities:
Available-for-sale securities: (2)
Taxable	12,653,194	151,854	1.60	10,379,311	134,013	1.73
Non-taxable (3)	45,201	2,040	6.03	82,927	3,697	5.96
Held-to-maturity securities:
Taxable	2,506,315	39,530	2.11	—	—	—
Non-taxable (3)	37,941	1,594	5.62	—	—	—
Total loans, net of unearned income (4) (5)	11,098,397	449,144	5.41	9,086,179	395,216	5.82
Total interest-earning assets	29,062,549	649,463	2.99	20,588,490	535,531	3.48
Cash and due from banks	208,502			277,382
Allowance for loan losses	(132,667)			(119,491)
Other assets (6)	2,266,869			1,749,711
Total assets	$31,405,253			$22,496,092
Funding sources:
Interest-bearing liabilities:
NOW deposits	$157,322	$570	0.48%	$136,899	$358	0.35%
Money market deposits	5,194,449	7,305	0.19	3,342,363	4,913	0.20
Money market deposits in foreign offices	207,359	110	0.07	148,161	108	0.10
Time deposits	160,300	288	0.24	172,439	499	0.39
Sweep deposits in foreign offices	1,860,576	660	0.05	1,751,995	655	0.05
Total interest-bearing deposits	7,580,006	8,933	0.16	5,551,857	6,533	0.16
Short-term borrowings	5,027	—	—	34,840	74	0.28
5.375% Senior Notes	348,285	14,490	5.56	348,067	14,433	5.54
Junior Subordinated Debentures	54,962	2,521	6.13	55,137	2,497	6.05
6.05% Subordinated Notes	51,454	389	1.01	53,527	354	0.88
Total interest-bearing liabilities	8,039,734	26,333	0.44	6,043,428	23,891	0.53
Portion of noninterest-bearing funding sources	21,022,815			14,545,062
Total funding sources	29,062,549	26,333	0.12	20,588,490	23,891	0.16
Noninterest-bearing funding sources:
Demand deposits	19,302,107			13,437,503
Other liabilities	399,349			316,024
SVBFG stockholders’ equity	2,420,695			1,899,783
Noncontrolling interests	1,243,368			799,354
Portion used to fund interest-earning assets	(21,022,815)			(14,545,062)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$31,405,253			$22,496,092
Net interest income and margin		$623,130	2.87%		$511,640	3.32%
Total deposits	$26,882,113			$18,989,360
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,272)			(1,294)
Net interest income, as reported		$621,858			$510,346

(1)
Includes average interest-earning deposits in other financial institutions of $356 million and $175 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, balances also include $2.2 billion and $0.7 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $71.6 million and $60.0 million for the nine months ended September 30, 2014 and 2013, respectively.

(6)
Average investment securities of $1.8 billion and $1.3 billion for the nine months ended September 30, 2014 and 2013, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance for loan losses, beginning balance	$120,728	$119,571	$142,886	$110,651
Provision for loan losses	16,610	10,638	19,051	35,023
Gross loan charge-offs	(10,657)	(8,149)	(38,189)	(29,150)
Loan recoveries	2,380	2,674	5,313	8,210
Allowance for loan losses, ending balance	$129,061	$124,734	$129,061	$124,734
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.54%	0.43%	0.21%	0.47%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.37	0.34	0.46	0.43
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.28	0.23	0.39	0.31
Allowance for loan losses as a percentage of period-end total gross loans	1.07	1.26	1.07	1.26
Period-end total gross loans	$12,112,474	$9,914,199	$12,112,474	$9,914,199
Average total gross loans	11,528,172	9,627,912	11,184,840	9,164,538
Three months ended September 30, 2014 and 2013
Our provision for loan losses was $16.6 million for the three months ended September 30, 2014, compared to a provision of $10.6 million for the comparable 2013 period. The provision of $16.6 million for the third quarter of 2014 was primarily driven by $8.3 million in net charge-offs, $7.0 million from period-end loan growth and $3.7 million due to a change in the composition of our performing loan portfolio, offset by a $2.4 million decrease in the reserve for impaired loans resulting from lower impaired loan balances. The provision of $10.6 million for the three months ended September 30, 2013 was primarily driven by $5.5 million in net charge-offs, an increase of $3.1 million in the reserve for impaired loans and $2.3 million related to new loans during the quarter.
Gross loan charge-offs of $10.7 million for the third quarter of 2014 primarily came from our early-stage software and hardware loan portfolios. Net loan charge-offs of $8.3 million represented 0.28 percent of average total gross loans, compared to net charge offs of $5.5 million, or 0.23 percent of average total gross loans for the comparable 2013 period.
Nine months ended September 30, 2014 and 2013
We had a provision for loan losses of $19.1 million for the nine months ended September 30, 2014, compared to a provision of $35.0 million for the comparable 2013 period. The provision of $19.1 million for the nine months ended September 30, 2014 was primarily due to $32.9 million of net charge-offs and $12.2 million from period-end loan growth, offset by a $19.0 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances and a reserve release of $7.1 million due to the improvement of the credit quality of our overall loan portfolio. The provision of $35.0 million for the nine months ended September 30, 2013 was primarily driven by net charge-offs of $20.9 million and period-end loan growth.
Gross loan charge-offs of $38.2 million for the nine months ended September 30, 2014 were primarily from our hardware and software client portfolios. Loan recoveries of $5.3 million for the nine months ended September 30, 2014 were primarily from our hardware client portfolio.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income
A summary of noninterest income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Non-GAAP core fee income:
Foreign exchange fees	$17,911	$13,667	31.1%	$53,035	$41,529	27.7%
Credit card fees	10,909	8,188	33.2	31,440	23,245	35.3
Deposit service charges	10,126	8,902	13.7	29,344	26,602	10.3
Lending related fees (1)	6,029	5,265	14.5	18,208	13,835	31.6
Letters of credit and standby letters of credit fees	4,557	3,790	20.2	11,507	10,879	5.8
Client investment fees	3,814	3,393	12.4	10,751	10,392	3.5
Total non-GAAP core fee income (2)	53,346	43,205	23.5	154,285	126,482	22.0
Gains on investment securities, net	5,644	187,862	(97.0)	172,236	255,861	(32.7)
Gains on derivative instruments, net	26,538	9,422	181.7	63,480	27,802	128.3
Other	(5,361)	17,161	(131.2)	14,601	24,348	(40.0)
Total noninterest income	$80,167	$257,650	(68.9)	$404,602	$434,493	(6.9)

(1)
Lending related fees consists of fee income associated with credit commitments such as unused commitment fees, syndication fees and other loan processing fees and, historically, has been included in other noninterest income. Prior period amounts have been reclassified to conform to the current period presentation.

(2)	The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
GAAP noninterest income (as reported)	$80,167	$257,650	(68.9)%	$404,602	$434,493	(6.9)%
Less: gains on investment securities, net	5,644	187,862	(97.0)	172,236	255,861	(32.7)
Less: gains on derivative instruments, net	26,538	9,422	181.7	63,480	27,802	128.3
Less: other noninterest income	(5,361)	17,161	(131.2)	14,601	24,348	(40.0)
Non-GAAP core fee income (1)	$53,346	$43,205	23.5	$154,285	$126,482	22.0

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.
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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
GAAP noninterest income (as reported)	$80,167	$257,650	(68.9)%	$404,602	$434,493	(6.9)%
Less: income attributable to noncontrolling interests, including carried interest	4,911	151,830	(96.8)	156,304	205,071	(23.8)
Non-GAAP noninterest income, net of noncontrolling interests	$75,256	$105,820	(28.9)	$248,298	$229,422	8.2

Gains (losses) on Investment Securities, Net
Net gains (losses) on investment securities include both gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale and held-to-maturity securities portfolios are primarily fixed income investment portfolios that are managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Sales of equity securities held as a result of our exercised warrants, result in net gains or losses on investment securities. These sales are consistent with the guidelines of our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of investment securities in our fixed income portfolio may result in net gains or losses and are also within the guidelines of our investment policy.
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
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these equity securities may be subject to, market conditions, the actual sales of securities and the timing of such actual sales.
For the three months ended September 30, 2014, we had net gains on investment securities of $5.6 million, compared to net gains of $187.9 million for the comparable 2013 period. Net losses on investment securities, net of noncontrolling interests, were $1.1 million for the three months ended September 30, 2014, compared to net gains of $36.5 million for the comparable 2013 period.
Net losses, net of noncontrolling interests, of $1.1 million for the three months ended September 30, 2014 were primarily driven by the following:

•
Losses of $8.5 million from our managed direct venture funds, mainly related to valuation declines due to the decrease in the public company stock price of FireEye. During the third quarter of 2014, FireEye contributed to $9.5 million in losses, offset by net gains of $1.1 million from the remaining portfolio investments.

•	Gains of $4.0 million from our managed funds of funds, primarily related to unrealized valuation adjustments of two of our funds of funds.

•	Gains of $3.5 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments.
For the nine months ended September 30, 2014, we had net gains on investment securities of $172.2 million, compared to $255.9 million for the comparable 2013 period. Net gains on investment securities, net of noncontrolling interests, were $14.2 million for the nine months ended September 30, 2014, compared to net gains of $51.1 million for the comparable 2013 period.
The gains, net of noncontrolling interests, of $14.2 million for the nine months ended September 30, 2014 were primarily driven by the following:

•	Gains of $16.9 million from our managed funds of funds, primarily related to unrealized valuation adjustments of two of our funds of funds.

•
Gains of $15.8 million from our strategic and other investments, primarily driven by distributions from strategic venture capital fund investments as well as the acquisition of one of our direct equity investments during the second quarter of 2014, for which we recorded a gain of $4.7 million.

•
Losses of $17.4 million from our equity securities holdings, primarily attributable to the sale of shares of FireEye common stock (acquired through the exercise of certain warrants) during the second quarter of 2014.

The following tables provide a summary of non-GAAP net (losses) gains on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended September 30, 2014
Total gains (losses) on investment securities, net	$42,159	$(39,973)	$973	$(990)	$3,475	$5,644
Less: gains (losses) attributable to noncontrolling interests, including carried interest	38,187	(31,429)	(1)	—	—	6,757
Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$3,972	$(8,544)	$974	$(990)	$3,475	$(1,113)

Three months ended September 30, 2013
Total gains on investment securities, net	$34,633	$147,976	$3,508	$219	$1,526	$187,862
Less: gains (losses) attributable to noncontrolling interests, including carried interest	31,551	119,810	(1)	—	—	151,360
Non-GAAP net gains on investment securities, net of noncontrolling interests	$3,082	$28,166	$3,509	$219	$1,526	$36,502

Nine months ended September 30, 2014
Total gains (losses) on investment securities, net	$192,085	$(21,819)	$3,618	$(17,410)	$15,762	$172,236
Less: gains (losses) attributable to noncontrolling interests, including carried interest	175,145	(17,061)	(15)	—	—	158,069
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$16,940	$(4,758)	$3,633	$(17,410)	$15,762	$14,167

Nine months ended September 30, 2013
Total gains on investment securities, net	$91,061	$150,819	$7,060	$949	$5,972	$255,861
Less: gains (losses) attributable to noncontrolling interests, including carried interest	82,374	122,353	(4)	—	—	204,723
Non-GAAP net gains on investment securities, net of noncontrolling interests	$8,687	$28,466	$7,064	$949	$5,972	$51,138

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Equity warrant assets (1)
Gains on exercises, net	$6,788	$4,458	52.3%	$28,743	$6,883	NM
Cancellations and expirations	(61)	(149)	(59.1)	(577)	(371)	55.5
Changes in fair value	6,430	14,471	(55.6)	22,693	22,963	(1.2)
Net gains on equity warrant assets	13,157	18,780	(29.9)	50,859	29,475	72.5
Gains on foreign exchange forward contracts, net:
Gains (losses) on client foreign exchange forward contracts, net (2)	886	(411)	NM	1,358	(237)	NM
Gains (losses) on internal foreign exchange forward contracts, net (3)	12,529	(8,423)	NM	12,038	(1,511)	NM
Total gains (losses) on foreign exchange forward contracts, net	13,415	(8,834)	NM	13,396	(1,748)	NM
Changes in fair value of interest rate swaps	(12)	(7)	71.4	(37)	20	NM
Net (losses) gains on other derivatives (4)	(22)	(517)	(95.7)	(738)	55	NM
Gains on derivative instruments, net	$26,538	$9,422	181.7	$63,480	$27,802	128.3

 NM—Not meaningful

(1)	At September 30, 2014, we held warrants in 1,415 companies, compared to 1,309 companies at September 30, 2013.

(2)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades.

(3)
Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Refer to revaluation of foreign currency instruments included in the line item "other" within noninterest income for the amount we were able to partially offset.

(4)	Primarily represents the change in fair value of loan conversion options held by SVB Financial and our interest rate swap.
Net gains on derivative instruments were $26.5 million for the three months ended September 30, 2014, compared to net gains of $9.4 million for the comparable 2013 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $13.2 million for the three months ended September 30, 2014, compared to $18.8 million for the comparable 2013 period. The $5.6 million decrease was primarily due to net gains of $6.4 million from increases in warrant valuations, primarily attributable to our private company warrant portfolio, compared to net gains of $14.5 million for the comparable 2013 period, from increases in warrant valuations, primarily attributable to our public company warrant portfolio which included FireEye and Twitter warrants.

•
Net gains of $12.5 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the three months ended September 30, 2014, compared to net losses of $8.4 million for the comparable 2013 period. The higher gains for the three months ended September 30, 2014 were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling. These gains are offset by losses of $12.6 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Net gains on derivative instruments were $63.5 million for the nine months ended September 30, 2014, compared to net gains of $27.8 million for the comparable 2013 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $50.9 million for the nine months ended September 30, 2014, compared to $29.5 million for the comparable 2013 period. The $21.4 million increase was primarily due to net gains of $28.7 million from the exercise of equity warrant assets, primarily reflective of the exercise and conversion of several of our public equity warrants including, FireEye and Twitter, compared to $6.9 million for the comparable 2013 period.

•
Net gains of $12.0 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the nine months ended September 30, 2014, compared to net losses of $1.5 million for the comparable 2013 period. The gains recognized for the nine months ended September 30, 2014 were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, however, the gains are offset by losses of $12.3 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Foreign Exchange Fees
Foreign exchange fees were $17.9 million and $53.0 million for the three and nine months ended September 30, 2014, respectively, compared to $13.7 million and $41.5 million for the comparable 2013 periods. The increase was primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional volumes.
Credit Card Fees
Credit card fees were $10.9 million and $31.4 million for the three and nine months ended September 30, 2014, respectively, compared to $8.2 million and $23.2 million for the comparable 2013 periods. The increase reflects increased client utilization of our credit card products and custom payment solutions by new and existing clients.
Deposit Service Charges
Deposit service charges were $10.1 million and $29.3 million for the three and nine months ended September 30, 2014, respectively, compared to $8.9 million and $26.6 million for the comparable 2013 periods. The increases are reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size, during the three and nine months ended September 30, 2014.
Lending Related Fees
Lending related fees were $6.0 million and $18.2 million for the three and nine months ended September 30, 2014, respectively, compared to $5.3 million and $13.8 million for the comparable 2013 periods. The increase was primarily due to an increase in unused commitment fees as our loan commitments available for funding balance increased from $9.8 billion to $13.5 billion.
Client Investment Fees
Client investment fees were $3.8 million and $10.8 million for the three and nine months ended September 30, 2014, respectively, compared to $3.4 million and $10.4 million for the comparable 2013 periods. The nominal change was reflective of lower margins earned on certain products due to low rates in the short-term fixed income markets. There was an increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, as well as our cash sweep product. The increases in average balances were partially offset by historically low yields on certain products. The following table summarizes average client investment funds for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Client directed investment assets (1)	$7,168	$7,412	(3.3)%	$7,288	$7,052	3.3%
Client investment assets under management (2)	17,006	11,925	42.6	15,541	11,577	34.2
Sweep money market funds	6,814	5,622	21.2	6,597	4,920	34.1
Total average client investment funds (3)	$30,988	$24,959	24.2	$29,426	$23,549	25.0

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at September 30, 2014 and December 31, 2013:

(Dollars in millions)	September 30, 2014	December 31, 2013	% Change
Client directed investment assets	$6,491	$7,073	(8.2)%
Client investment assets under management	17,376	12,677	37.1
Sweep money market funds	7,277	6,613	10.0
Total period-end client investment funds	$31,144	$26,363	18.1
Other Noninterest (Loss) Income
A summary of other noninterest income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Fund management fees	$3,574	$2,822	26.6%	$9,888	$8,531	15.9%
Service-based fee income	2,180	1,901	14.7	6,459	5,706	13.2
(Losses) gains on revaluation of foreign currency instruments (1)	(12,640)	8,069	NM	(12,347)	444	NM
Other (2)	1,525	4,369	(65.1)	10,601	9,667	9.7
Total other noninterest (loss) income	$(5,361)	$17,161	(131.2)	$14,601	$24,348	(40.0)

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

Total loss in other noninterest income was $5.4 million for the three months ended September 30, 2014, compared to income of $17.2 million for the comparable 2013 period. The income in other noninterest income was $14.6 million for the nine months ended September 30, 2014, compared to $24.3 million for the comparable 2013 period. The decreases of $22.6 million and $9.7 million for the three and nine months ended September 30, 2014, respectively, were primarily due to losses of $12.6 million and $12.3 million, respectively, from the revaluation of foreign currency instruments, compared to net gains of $8.1 million and $0.4 million, respectively, for the comparable periods of 2013. The losses from the revaluation of foreign currency instruments were offset by net gains of $12.5 million and $12.0 million for the three and nine months ended September 30, 2014, respectively, compared to net losses of $8.4 million and $1.5 million, respectively for the comparable periods of 2013, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income in the line item "gains on derivative instruments" as noted above.

Overall Summary of Investments in FireEye

Our FireEye-related investments held during the third quarter of 2014 were primarily shares of FireEye common stock ("FireEye Shares") held by our managed direct venture funds from prior investments. As of September 30, 2014, our managed funds (including SVB Financial's interest) held approximately 4.9 million shares of FireEye Shares.

During the nine months ended September 30, 2014, net losses, related to FireEye Shares held by our managed direct venture funds, were $21.7 million ($4.2 million net of noncontrolling interests) and primarily consisted of unrealized losses resulting from the decline in the common stock price of FireEye.

As of September 30, 2014, our managed funds (including SVB Financial's interest) held approximately 4.9 million shares of FireEye common stock ("FireEye Shares"). From September 30, 2014 to November 5, 2014, the market share price of FireEye’s common stock has slightly decreased from $30.56 to $30.04 and as such there has not been a significant decline in the valuation of our remaining FireEye related investments.
Investment gains (or losses) relating to the remaining 4.9 million FireEye Shares held by our managed funds are based on valuation changes or the sale of any securities, and are subject to FireEye's stock price, which is subject to market conditions and various other factors. Additionally, any future gains and losses reported above with respect to the remaining shares held by our managed funds at September 30, 2014 are currently unrealized, and the extent such gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and the timing of any sales or distribution of securities, which are subject to our funds' separate discretionary securities sales/distribution governance processes.

Noninterest Expense
A summary of noninterest expense for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Compensation and benefits	$99,932	$96,869	3.2%	$302,259	$270,315	11.8%
Professional services	26,081	18,966	37.5	68,383	52,759	29.6
Premises and equipment	12,631	12,171	3.8	36,267	34,298	5.7
Business development and travel	10,022	7,378	35.8	29,465	23,433	25.7
Net occupancy	7,437	5,898	26.1	22,436	17,460	28.5
FDIC assessments	4,587	2,913	57.5	13,660	9,148	49.3
Correspondent bank fees	3,278	2,906	12.8	9,755	9,009	8.3
Provision for unfunded credit commitments	2,225	2,774	(19.8)	5,533	6,135	(9.8)
Other	15,796	10,649	48.3	40,113	30,273	32.5
Total noninterest expense	$181,989	$160,524	13.4	$527,871	$452,830	16.6
Included in noninterest expense is expense attributable to noncontrolling interests. See below for a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2014	2013	% Change	2014	2013	% Change
GAAP noninterest expense	$181,989	$160,524	13.4%	$527,871	$452,830	16.6%
Less: amounts attributable to noncontrolling interests	4,743	3,290	44.2	13,331	9,017	47.8
Non-GAAP noninterest expense, net of noncontrolling interests	$177,246	$157,234	12.7	$514,540	$443,813	15.9
GAAP taxable equivalent net interest income	$220,981	$177,525	24.5	$623,130	$511,640	21.8
Less: income attributable to noncontrolling interests	9	19	(52.6)	12	63	(81.0)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$220,972	$177,506	24.5	$623,118	$511,577	21.8
GAAP noninterest income	$80,167	$257,650	(68.9)	$404,602	$434,493	(6.9)
Non-GAAP noninterest income, net of noncontrolling interests	75,256	105,820	(28.9)	248,298	229,422	8.2
GAAP taxable equivalent revenue	$301,148	$435,175	(30.8)	$1,027,732	$946,133	8.6
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$296,228	$283,326	4.6	$871,416	$740,999	17.6
GAAP operating efficiency ratio	60.43%	36.89%	63.8	51.36%	47.86%	7.3
Non-GAAP operating efficiency ratio (1)	59.83%	55.50%	7.8	59.05%	59.89%	(1.4)

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Compensation and benefits
Salaries and wages	$47,106	$39,926	18.0%	$136,616	$118,458	15.3%
Incentive compensation & ESOP	26,161	30,599	(14.5)	80,355	74,452	7.9
Other employee benefits (1)	26,665	26,344	1.2	85,288	77,405	10.2
Total compensation and benefits	$99,932	$96,869	3.2	$302,259	$270,315	11.8
Period-end full-time equivalent employees	1,881	1,683	11.8	1,881	1,683	11.8
Average full-time equivalent employees	1,850	1,675	10.4	1,784	1,662	7.3

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $99.9 million for the three months ended September 30, 2014, compared to $96.9 million for the comparable 2013 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $7.2 million in salaries and wages expense, primarily due to an increase in the number of average FTEs. Average FTEs increased by 175 to 1,850 FTEs for the three months ended September 30, 2014, compared to 1,675 FTEs for the comparable 2013 period, primarily to support our product development, operational and sales and advisory teams, as well as to support our commercial banking operations and initiatives.

•	A decrease of $4.4 million in incentive compensation and ESOP expense, primarily reflective of current expectations for our internal performance targets for 2014.

Compensation and benefits expense was $302.3 million for the nine months ended September 30, 2014, compared to $270.3 million for the comparable 2013 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $18.2 million in salaries and wages expense, primarily due to an increase in the number of average FTEs. Average FTEs increased by 122 to 1,784 FTEs for the nine months ended September 30, 2014, compared to 1,662 FTEs for the comparable 2013 period.

•
An increase of $5.9 million in incentive compensation and ESOP expense, primarily reflective of our continued strong performance in 2014 and an increase in the number of average FTEs compared to the nine months ended September 30, 2014.

•
An increase of $7.9 million in other employee benefits, primarily due to an increase in share-based compensation expense mainly as a result of the increase in the valuation of our common stock as well as an increase in contract agency fees primarily supporting our commercial banking operations. These increases were offset by a decrease in warrant incentive compensation expense, which was higher in the third quarter of 2013 due to the impact of the increase in valuation related to FireEye after its IPO.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (See descriptions in our 2013 Form 10-K). Total costs incurred under these plans were $29.6 million and $94.6 million for the three and nine months ended September 30, 2014, respectively, compared to $36.4 million and $89.4 million for the comparable 2013 periods, respectively. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $26.1 million and $68.4 million for the three and nine months ended September 30, 2014, respectively, compared to $19.0 million and $52.8 million for the comparable 2013 periods. The increase was primarily due to increased activities to support our expansion of product offerings as well as our continued investment into ongoing business and IT infrastructure initiatives.
Business Development and Travel
Business development and travel was $10.0 million and $29.5 million for the three and nine months ended September 30, 2014, respectively, compared to $7.4 million and $23.4 million for the comparable 2013 periods. The increase was primarily due to an increase in client related events supporting the growth of our business as well as employee related expenses due to the increase in average FTEs.
Net Occupancy
Net occupancy expense was $7.4 million and $22.4 million for the three and nine months ended September 30, 2014, respectively, compared to $5.9 million and $17.5 million for the comparable 2013 periods. The increase was reflective of lease renewals at higher rates, reflective of market conditions, and the expansion of certain existing offices.
FDIC Assessments
FDIC assessments expense was $4.6 million and $13.7 million for the three and nine months ended September 30, 2014, respectively, compared to $2.9 million and $9.1 million for the comparable 2013 periods, respectively. The increase was primarily due to the increase of $11.5 billion in average assets since the third quarter of 2013.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $2.2 million and $5.5 million for the three and nine months ended September 30, 2014, respectively, compared to a provision of $2.8 million and $6.1 million for the comparable 2013 periods, respectively. The provision of $2.2 million for the three months ended September 30, 2014 was primarily reflective of a $1.1 billion increase in total unfunded commitments during the third quarter of 2014. The provision of $5.5 million for the nine months ended September 30, 2014 was primarily reflective of a $3.2 billion increase in total unfunded credit commitments during the nine months ended September 30, 2014.

Other Noninterest Expense
A summary of other noninterest expense for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Client services	$3,215	$1,920	67.4%	$8,160	$5,711	42.9%
Tax credit fund amortization	2,228	1,519	46.7	6,758	4,174	61.9
Data processing services	2,229	2,020	10.3	6,497	5,814	11.7
Telephone	1,931	1,571	22.9	5,217	4,640	12.4
Postage and supplies	763	559	36.5	2,248	1,777	26.5
Dues and publications	719	399	80.2	1,852	1,302	42.2
Other	4,711	2,661	77.0	9,381	6,855	36.8
Total other noninterest expense	$15,796	$10,649	48.3	$40,113	$30,273	32.5

Other noninterest expense was $15.8 million for the three months ended September 30, 2014, compared to $10.6 million for the comparable 2013 period. The increase of $5.2 million for the three month period was primarily due to a $1.3 million increase in client services, related to increased transaction processing volumes and $0.7 million increase in tax credit fund amortization expense reflective of approximately $28.3 million in additional tax credit fund investment purchases since September 30, 2013 and $0.7 million for increased marketing expense for advertising/promotion in new and existing markets, included in other.
Other noninterest expense was $40.1 million for the nine months ended September 30, 2014, compared to $30.3 million for the comparable 2013 period. The increase of $9.8 million for the nine month period was primarily due to the increase in tax credit fund amortization expense of $2.6 million reflective of approximately $28.3 million in additional tax credit fund investment purchases since September 30, 2013 and an increase of $2.4 million in client services expense, related to increased transaction processing volumes, and $1.0 million for increased marketing expense for advertising/promotion in new and existing markets, included in other.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Net interest income (1)	$(9)	$(19)	(52.6)%	$(12)	$(63)	(81.0)%
Noninterest income (1)	(1,185)	(169,126)	(99.3)	(159,362)	(223,912)	(28.8)
Noninterest expense (1)	4,743	3,290	44.2	13,331	9,017	47.8
Carried interest (loss) income (2)	(3,726)	17,296	(121.5)	3,058	18,841	(83.8)
Net income attributable to noncontrolling interests	$(177)	$(148,559)	(99.9)	$(142,985)	$(196,117)	(27.1)

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $0.2 million for the third quarter of 2014, compared to $148.6 million for the comparable 2013 period. Net income attributable to noncontrolling interests of $0.2 million for the third quarter of 2014 was primarily a result of the following:

•	Noninterest income of $1.2 million consisting primarily of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $6.8 million ($3.1 million excluding carried interest) primarily from gains of $38.2 million from our managed funds of funds partially offset by losses of $31.4 million from our managed direct venture funds primarily related to the decline in the FireEye valuation. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net". The decrease of $21.1 million in carried interest income, to a loss of $3.7 million for the third quarter of 2014 compared to income of $17.3 million for the comparable 2013 period, also primarily reflects the impact of the decline in FireEye valuations in our managed direct funds, and

•
Net losses attributable to noncontrolling interests of $1.7 million, included in noninterest income, from foreign currency translation adjustments on our foreign investments, in our managed funds of funds, as a result of the significant increase in the value of the U.S. dollar during the third quarter of 2014.

•	Noninterest expense of $4.7 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Net income attributable to noncontrolling interests was $143.0 million for the nine months ended September 30, 2014, compared to $196.1 million for the comparable 2013 period. Net income attributable to noncontrolling interests of $143.0 million for the nine months ended September 30, 2014 was primarily a result of the following:

•	Noninterest income of $159.4 million consisting primarily of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $158.1 million ($161.1 million excluding carried interest) primarily from gains of $175.1 million from our managed funds of funds partially offset by losses of $17.1 million from our managed direct venture funds primarily related to the decline in the FireEye valuation. "Results of Operations—Noninterest Income—Gains on Investment Securities, Net". The decrease of $15.7 million in carried interest income, to $3.1 million for the nine months ended September 30, 2014 compared to $18.8 million for the comparable 2013 period, also primarily reflects the impact of the decline in FireEye valuations in our managed direct funds, and

•
Net losses attributable to noncontrolling interests of $1.5 million, included in noninterest income, from foreign currency translation adjustments on our foreign investments, in our managed funds of funds, as a result of the significant increase in the value of the U.S. dollar during the third quarter of 2014.

•	Noninterest expense of $13.3 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Income Taxes
Our effective income tax expense rate was 38.2 percent for the three months ended September 30, 2014, compared to 41.2 percent for the three months ended September 30, 2013. The components of our tax rate were consistent for the third quarter and first three quarters of 2014 and 2013, respectively. Our effective income tax expense rate was 39.1 percent for the nine months ended September 30, 2014, compared to 39.8 percent for the comparable 2013 period. The decrease in our effective tax rate is primarily attributable to increased benefits recognized on tax-exempt investments as a result of additional purchases made during the three and nine months ended September 30, 2014.
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results

We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach, which designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 10—”Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
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
Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods. The following is our reportable segment information for the three and nine months ended September 30, 2014 and 2013:
Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Net interest income	$187,184	$162,371	15.3%	$541,375	$465,893	16.2%
Provision for loan losses	(16,185)	(11,633)	39.1	(18,833)	(36,030)	(47.7)
Noninterest income	57,756	49,991	15.5	169,414	144,893	16.9
Noninterest expense	(128,685)	(107,495)	19.7	(374,289)	(313,080)	19.6
Income before income tax expense	$100,070	$93,234	7.3	$317,667	$261,676	21.4
Total average loans, net of unearned income	$10,192,945	$8,576,443	18.8	$9,917,115	$8,175,626	21.3
Total average assets	31,809,853	21,336,583	49.1	28,828,400	20,732,425	39.0
Total average deposits	28,795,499	18,994,374	51.6	26,020,715	18,480,510	40.8

Three months ended September 30, 2014 compared to the three months ended September 30, 2013
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $100.1 million for the three months ended September 30, 2014, compared to $93.2 million for the comparable 2013 period. Income before income tax expense was primarily driven by higher net interest income due to strong average loan growth. The key components of GCB's performance for the three months ended September 30, 2014 compared to the comparable 2013 period are discussed below.
Net interest income from our GCB increased by $24.8 million for the three months ended September 30, 2014, primarily due to a $13.8 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $19.0 million increase in the FTP earned for deposits due to strong average deposit growth. These increases were partially offset by a $4.0 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $16.2 million for the three months ended September 30, 2014, compared to $11.6 million for the comparable 2013 period. The provision of $16.2 million for the three months ended September 30, 2014 was primarily driven from net charge-offs, period-end loan growth and the change in composition of our performing loan portfolio, offset by a decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances. The provision of $11.6 million for the three months ended September 30, 2013 was primarily attributable to net charge-offs, an increase in our reserve for impaired loans and period-end loan growth.
Noninterest income increased by $7.8 million for the three months ended September 30, 2014, primarily related to higher foreign exchange fees, credit card fees and deposit service charges. The increase in foreign exchange fees was primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional volumes. The increase in credit card fees was primarily due to increases in client volumes and the addition of new credit card clients. The increase in deposit service charges is reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size.
Noninterest expense increased by $21.2 million for the three months ended September 30, 2014, primarily due to increased activities to support our expansion of product offerings as well as our continued investment into ongoing business and IT infrastructure initiatives. Also, increases in compensation and benefits expenses related to our salaries and wages contributed to the increase. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at GCB, which increased by 151 to 1,503 FTEs for the three months ended September 30, 2014, compared to 1,352 FTEs for the comparable 2013 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. Net occupancy costs for GCB also increased due to the impact of lease renewals at higher rates, reflective of market conditions, and the expansion of certain existing offices.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Net interest income from our Global Commercial Bank (“GCB”) increased by $75.5 million for the nine months ended September 30, 2014, primarily due to an increase in loan interest income resulting mainly from an increase in average loan balances and an increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $18.8 million for the nine months ended September 30, 2014, compared to a provision of $36.0 million for the comparable 2013 period. The provision of $18.8 million for the nine months ended September 30, 2014 was primarily due to net charge-offs and period-end loan growth, offset by a decrease in our reserve for impaired loans due to a decrease in impaired loan balances and a reserve release reflective of improvement in the overall credit quality of gross performing loans. The provision for the comparable 2013 period was primarily attributable to net charge-offs, an increase in our reserve for impaired loans and, due to period-end loan growth.
Noninterest income increased by $24.5 million for the nine months ended September 30, 2014, primarily due to an increase in foreign exchange fees, credit card fees and unused commitment fees. The increase in foreign exchange fees was primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional volumes. The increase in credit card fees was primarily due to the addition of new credit card clients and an increase in client activity. The increase in unused commitment fees was primarily due to an increase in unfunded credit commitments.
Noninterest expense increased by $61.2 million for the nine months ended September 30, 2014, primarily due to an increase in salaries and wages, net occupancy and professional services. The increase in salaries and wages was primarily due to an increase in the average number of FTEs at GCB, which increased by 107 to 1,448 for the nine months ended September 30, 2014, compared to 1,341 for the comparable 2013 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in professional services was due to increased activities to support our expansion of product offerings as well as our continued investment into ongoing business and IT infrastructure initiatives. Net occupancy costs increased due to the impact of lease renewals at higher rates, reflective of market conditions, and the expansion of certain existing offices.
SVB Private Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Net interest income	$7,344	$6,195	18.5%	$23,529	$18,226	29.1%
(Provision for) reduction of loan losses	(425)	995	(142.7)	(218)	1,007	(121.6)
Noninterest income	491	380	29.2	1,121	867	29.3
Noninterest expense	(2,574)	(2,484)	3.6	(7,709)	(6,263)	23.1
Income before income tax expense	$4,836	$5,086	(4.9)	$16,723	$13,837	20.9
Total average loans, net of unearned income	$1,190,986	$942,411	26.4	$1,120,647	$886,679	26.4
Total average assets	1,129,947	998,640	13.1	1,027,707	910,551	12.9
Total average deposits	877,701	535,611	63.9	805,167	493,204	63.3

Three months ended September 30, 2014 compared to the three months ended September 30, 2013
Net interest income from SVB Private Bank increased by $1.1 million for the three months ended September 30, 2014, primarily due to an increase in loan interest income resulting primarily from an increase in average loan balances and loan yields.
We had a provision for loan losses from SVB Private Bank of $0.4 million for the three months ended September 30, 2014, primarily due to period-end loan growth. For the three months ended September 30, 2013, the reduction of loan losses of $1.0 million was primarily due to a decrease in the reserve for impaired loans resulting from lower impaired loan balances.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Net interest income from SVB Private Bank increased by $5.3 million for the nine months ended September 30, 2014, primarily due to an increase in loan interest income resulting from an increase in average loan balances.
Noninterest expense increased by $1.4 million for the nine months ended September 30, 2014, primarily driven by expenses related to our new Wealth Advisory practice.
SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013	% Change	2014	2013	% Change
Net interest income	$12	$1	NM	$55	$5	NM
Noninterest income	1,064	35,457	(97.0)	35,617	48,179	(26.1)
Noninterest expense	(3,036)	(2,728)	11.3	(8,815)	(7,871)	12.0
(Loss) income before income tax expense	$(1,960)	$32,730	(106.0)	$26,857	$40,313	(33.4)
Total average assets	$302,949	$329,680	(8.1)	$328,048	$277,136	18.4

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
Three months ended September 30, 2014 compared to the three months ended September 30, 2013
SVB Capital had noninterest income of $1.1 million for the three months ended September 30, 2014, compared to noninterest income of $35.5 million for the comparable 2013 period. The decrease in noninterest income was primarily due to net losses on investment securities related to valuation declines. SVB Capital’s components of noninterest income primarily include the following:

•
Net losses on investment securities of $2.1 million for the three months ended September 30, 2014, compared to net gains of $31.8 million for the comparable 2013 period. The net losses on investment securities of $2.1 million for the three months ended September 30, 2014 were primarily driven by unrealized valuation losses and reductions in carried interest allocations in two of our managed direct venture funds, related to FireEye. These losses were partially offset by gains from our managed funds of funds primarily related to unrealized valuation adjustments of two of our funds of funds and strategic and other investments, primarily driven by strong distributions from strategic venture capital fund investments.

•
Fund management fees of $3.6 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively. The increase is primarily due to the addition of the Capital Partners III, LP fund in 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Noninterest income decreased by $12.6 million to $35.6 million for the nine months ended September 30, 2014, primarily due to valuation declines in our investment securities. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $25.4 million for the nine months ended September 30, 2014, compared to net gains of $39.0 million for the comparable 2013 period. The net gains on investment securities of $25.4 million for the nine months ended September 30, 2014 were primarily driven by unrealized valuation gains from our managed funds of funds and gains from our strategic and other investments, which were primarily driven by strong distributions from strategic venture capital fund investments as well as the sale of one of our direct equity investments, for which we recorded a realized gain of $4.7 million, partially offset by losses from two of our managed direct venture funds, related to FireEye.

•
Fund management fees of $9.9 million for the nine months ended September 30, 2014, compared to $8.5 million for the comparable 2013 period. Fund management fees increased primarily due to the addition of the Capital Partners III, LP fund in 2014.

Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $36.0 billion at September 30, 2014, an increase of $9.6 billion, or 36.4 percent, compared to $26.4 billion at December 31, 2013. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.9 billion at September 30, 2014, an increase of $0.4 billion, or 21.7 percent, compared to $1.5 billion at December 31, 2013. The increase was primarily reflective of a $7.3 billion increase in average deposits and $0.4 billion in net proceeds from our stock offering in the second quarter of 2014, offset by an increase of $4.6 billion in average investment securities and $1.7 billion in average loans.
As of September 30, 2014 and December 31, 2013, $883 million and $715 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $442 million and $300 million, respectively.
Investment Securities
Investment securities totaled $21.7 billion at September 30, 2014, an increase of $8.1 billion, or 59.8 percent, compared to $13.6 billion at December 31, 2013. Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity portfolio, both of which primarily represent interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $8.1 billion included an increase of $8.0 billion in our fixed income securities portfolio as well as an increase of $0.1 billion in non-marketable and other securities reflective of our significant deposit growth during the nine months ended September 30, 2014. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/

liability management objectives. Available-for-sale securities were $13.3 billion at September 30, 2014, an increase of $1.3 billion, or 11.2 percent, compared to $12.0 billion at December 31, 2013. The increase was due to purchases of new available-for-sale securities of $8.1 billion, which were primarily comprised of fixed-rate U.S. Treasury securities, partially offset by a $5.4 billion transfer of securities out of our available-for-sale securities portfolio into a held-to-maturity securities portfolio as discussed below and paydowns, scheduled maturities and called maturities of $1.4 billion.
Securities classified as available-for-sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of shareholders equity.
Held-to-Maturity Securities
During the second quarter of 2014, we re-designated certain securities from the classification of “available-for-sale” to “held-to-maturity." The securities re-designated primarily consisted of agency-issued mortgage securities and CMOs with a total carrying value of $5.4 billion at June 1, 2014. At the time of re-designation the securities had unrealized gains totaling $22.5 million, net of tax, recorded in accumulated other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity. Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.
Period-end held-to-maturity securities were $6.7 billion at September 30, 2014. During the nine months ended of 2014, there were purchases of $1.6 billion primarily comprised of agency-issued mortgage securities, partially offset by paydowns and maturities of $0.3 billion. Average held-to-maturity securities were $2.5 billion for the nine months ended at September 30, 2014.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized as mentioned above.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At September 30, 2014 and December 31, 2013, our estimated fixed income securities portfolio duration was 3.0 years and 3.3 years, respectively.
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
Non-marketable and other securities were $1.7 billion at September 30, 2014, an increase of $0.1 billion, or 6.8 percent, compared to $1.6 billion at December 31, 2013. The increase was primarily attributable to valuation gains in our managed funds of funds driven by valuation gains in fund investments. The increase was partially offset by valuation declines in our managed direct venture funds primarily attributable to declines in the market share price of FireEye. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,078,911	$83,546	$862,972	$76,505
Other venture capital investments (2)	43,863	1,938	32,839	2,097
Other securities (fair value accounting) (3)	181,265	17,652	321,374	23,058
Non-marketable securities (equity method accounting):
Other investments	141,913	141,913	142,883	142,883
Low income housing tax credit funds	98,417	98,417	72,241	72,241
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	142,710	142,710	148,994	148,994
Other investments	16,471	16,471	14,191	14,191
Total non-marketable and other securities	$1,703,550	$502,647	$1,595,494	$479,969

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$25,625	$3,219	$29,104	$3,656
SVB Strategic Investors Fund II, LP	92,681	7,944	96,185	8,244
SVB Strategic Investors Fund III, LP	248,816	14,608	260,272	15,280
SVB Strategic Investors Fund IV, LP	308,332	15,417	226,729	11,337
Strategic Investors Fund V Funds	214,863	327	118,181	184
Strategic Investors Fund VI Funds	56,958	88	7,944	12
SVB Capital Preferred Return Fund, LP	61,876	13,335	59,028	12,722
SVB Capital—NT Growth Partners, LP	61,818	20,953	61,126	21,339
SVB Capital Partners II, LP	302	15	708	36
Other private equity fund	7,640	7,640	3,695	3,695
Total venture capital and private equity fund investments	$1,078,911	$83,546	$862,972	$76,505

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$5,616	$601	$6,564	$702
SVB Capital Partners II, LP	17,802	904	22,684	1,152
Capital Partners III, LP	15,000	65	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund	5,445	368	3,591	243
Total other venture capital investments	$43,863	$1,938	$32,839	$2,097

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At September 30, 2014, the amount primarily includes total unrealized gains of $143.8 million in one public company, FireEye. The extent such gains (or losses) will become realized is subject to a variety of factors, including among other things, changes in prevailing market prices and the timing of any sales or distribution of securities, which are subject to our funds' separate discretionary securities sales/distribution governance processes.
Volcker Rule
As discussed in "Business - Supervision and Regulation" under Item 1 of Part I of our 2013 Form 10-K, federal regulatory agencies adopted final rules implementing the Volcker Rule under the Dodd-Frank Act, which, among other things, restricts or limits banks and certain of their affiliates from sponsoring or having ownership interests in "covered funds" including venture capital and private equity funds. Under the regulations implementing the Volcker Rule, these prohibitions and restrictions will apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank (including the SVB Capital funds).  SVB Financial maintains investments in certain venture capital and private equity funds, which are covered funds under the Volcker Rule, that it did not organize; maintains investments in covered funds that it organized, which investments exceed a three percent per fund limit that is generally imposed by the Volcker Rule; and it has aggregate investments in covered funds that may exceed three percent of its Tier 1 capital, which is another limit generally imposed by the Volcker Rule.  SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds and to forego investment opportunities in certain funds in the future.  SVB Financial is generally required by the final rules to come into conformance with these requirements by July 2015.  The time period to divest an investment that is not permitted by the final rule may be extended by the Federal Reserve Board for up to two one-year extensions (which may be granted on a case-by-case or industry-wide basis), and an additional extension of up to five years for ownership interests in funds that are considered illiquid.  We intend to seek the maximum extensions (up to July 2022) available to us.  However, there is no guarantee that the Federal Reserve Board will grant any of these extensions.  If we are not successful in obtaining one or more of these extensions or if the Federal Reserve does not otherwise provide any relief of from the restrictions under the Volcker Rule, we may be forced to divest certain of our investments on terms that may not be favorable to us.
We currently estimate that the covered fund ownership interests that we hold which are prohibited by the Volcker Rule restrictions, have, as of September 30, 2014, an aggregate carrying value of approximately $250 million (and an aggregate fair value of $345 million). These covered fund ownership interests are our ownership interests (excluding any noncontrolling interests) in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of the Volcker Rule on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. The actual and expected financial impact from these restrictions on our investments, if any, will be dependent on a variety of factors, including: our ability to obtain regulatory extensions; our ability to sell the investments; our carrying value at the time of any sale; the actual sales price realized; the timing of such sales; and any subsequently-issued regulatory guidance or interpretations of the rules. (See “Risk Factors” under Item 1A of Part I of our 2013 Form 10-K.)

Loans
Loans, net of unearned income were $12.0 billion at September 30, 2014, an increase of $1.1 billion, or 10.2 percent, compared to $10.9 billion at December 31, 2013. Unearned income was $95 million at September 30, 2014 and $89 million at December 31, 2013. Total gross loans were $12.1 billion at September 30, 2014, an increase of $1.1 billion, or 10.2 percent, compared to $11.0 billion at December 31, 2013. Period-end loan growth came primarily from our technology and life sciences and venture capital/private equity loan portfolios. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software	$4,545,324	37.5%	$4,141,358	37.7%
Hardware	1,082,090	8.9	1,224,480	11.1
Venture capital/private equity	2,948,335	24.3	2,408,426	21.9
Life science	1,257,130	10.4	1,181,266	10.7
Premium wine	188,415	1.6	151,255	1.4
Other	244,067	2.0	291,630	2.7
Total commercial loans	10,265,361	84.7	9,398,415	85.5
Real estate secured loans:
Premium wine	563,655	4.7	515,942	4.7
Consumer	1,047,487	8.6	873,070	7.9
Other	30,433	0.3	31,033	0.3
Total real estate secured loans	1,641,575	13.6	1,420,045	12.9
Construction loans	80,273	0.7	77,165	0.7
Consumer loans	125,265	1.0	99,643	0.9
Total gross loans	$12,112,474	100.0	$10,995,268	100.0
Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of September 30, 2014:

	September 30, 2014
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software	$1,175,657	$641,936	$1,127,447	$913,954	$686,330	$4,545,324
Hardware	222,205	188,390	268,112	98,991	304,392	1,082,090
Venture capital/private equity	385,885	364,155	505,735	427,908	1,264,652	2,948,335
Life science	314,294	283,420	230,209	198,403	230,804	1,257,130
Premium wine	78,377	35,250	46,363	28,425	—	188,415
Other	121,453	30,376	57,238	—	35,000	244,067
Commercial loans	2,297,871	1,543,527	2,235,104	1,667,681	2,521,178	10,265,361
Real estate secured loans:
Premium wine	153,846	159,018	169,327	81,464	—	563,655
Consumer	912,095	111,670	23,722	—	—	1,047,487
Other	2,500	5,000	—	22,933	—	30,433
Real estate secured loans	1,068,441	275,688	193,049	104,397	—	1,641,575
Construction loans	11,927	41,881	26,465	—	—	80,273
Consumer loans	61,923	20,989	12,353	—	30,000	125,265
Total gross loans	$3,440,162	$1,882,085	$2,466,971	$1,772,078	$2,551,178	$12,112,474

At September 30, 2014, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $4.3 billion, or 35.7 percent of our portfolio. These loans represented 127 clients, and of these loans, none were on nonaccrual status as of September 30, 2014.

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
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life sciences loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 10.5 percent of total gross loans at September 30, 2014, compared to 9.2 percent at December 31, 2013. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalist firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At September 30, 2014, our lending to venture capital/private equity firms represented 24.3 percent of total gross loans, compared to 21.9 percent of total gross loans at December 31, 2013. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At September 30, 2014, sponsor-led buyout loans represented 15.5 percent of total gross loans, compared to 12.5 percent of total gross loans at December 31, 2013. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk. The increase from December 31, 2013 to September 30, 2014 was primarily due to the use, by us, of an expanded definition for loans in the sponsor-led buyout loan portfolio.
At September 30, 2014, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.3 percent and 3.8 percent, respectively, of total gross loans, compared to 7.3 percent and 4.2 percent, respectively at December 31, 2013. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 36.3 percent of our outstanding total gross loan balances as of September 30, 2014 were to borrowers based in California compared to 39.7 percent as of December 31, 2013. Other than California, there are no states with gross loan balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2013 Form 10-K.
Credit Quality Indicators
As of September 30, 2014, our criticized and impaired loans represented 6.5 percent of our total gross loans compared to 5.7 percent at December 31, 2013. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up 10.5 percent of our loan portfolio. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts a limited number of weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	September 30, 2014	December 31, 2013
Gross nonperforming, past due, and restructured loans:
Impaired loans	$11,687	$51,649
Loans past due 90 days or more still accruing interest	125	99
Total nonperforming loans	11,812	51,748
OREO and other foreclosed assets	561	1,001
Total nonperforming assets	$12,373	$52,749
Performing TDRs	$890	$403
Nonperforming loans as a percentage of total gross loans	0.10%	0.47%
Nonperforming assets as a percentage of total assets	0.03	0.20
Allowance for loan losses	$129,061	$142,886
As a percentage of total gross loans	1.07%	1.30%
As a percentage of total gross nonperforming loans	1,092.63	276.12
Allowance for loan losses for impaired loans	$2,325	$21,277
As a percentage of total gross loans	0.02%	0.19%
As a percentage of total gross nonperforming loans	19.68	41.12
Allowance for loan losses for total gross performing loans	$126,736	$121,609
As a percentage of total gross loans	1.05%	1.11%
As a percentage of total gross performing loans	1.05	1.11
Total gross loans	$12,112,474	$10,995,268
Total gross performing loans	12,100,662	10,943,520
Reserve for unfunded credit commitments (1)	35,489	29,983
As a percentage of total unfunded credit commitments	0.24%	0.26%
Total unfunded credit commitments (2)	$14,631,637	$11,470,722

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans decreased to 1.07 percent at September 30, 2014, compared to 1.30 percent at December 31, 2013. This decrease was driven by a decrease in reserves for impaired loans primarily due to repayments of impaired loans as well as the improvement in the credit quality of the gross performing loan portfolio. Our reserve percentage for performing loans decreased to 1.05 percent at September 30, 2014, compared to 1.11 percent at December 31, 2013, primarily due to the continued strong performance of our performing loan portfolio.
Our nonperforming loans were $11.8 million at September 30, 2014, compared to $51.7 million at December 31, 2013. Our impaired loan balance decreased $40.0 million as a result of $34.7 million in net repayments and $21.1 million in charge-offs, offset by $15.9 million in new impaired loans. The allowance for loan losses related to impaired loans was $2.3 million at September 30, 2014, compared to $21.3 million at December 31, 2013.
Average impaired loans for the three and nine months ended September 30, 2014 were $15.0 million and $25.8 million, respectively, compared to $39.3 million and $40.7 million for the comparable 2013 periods. If the impaired loans had not been impaired, $0.2 million and $1.0 million in interest income would have been recorded for the three and nine months ended September 30, 2014 compared to $0.2 million and $1.4 million for the comparable 2013 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at September 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013	% Change
Derivative assets, gross (1)	$119,332	$127,114	(6.1)%
Foreign exchange spot contract assets, gross	83,185	73,423	13.3
Accrued interest receivable	81,334	67,772	20.0
FHLB and Federal Reserve Bank stock	41,026	40,632	1.0
Accounts receivable	30,573	15,773	93.8
Deferred tax assets	40,525	68,237	(40.6)
Other assets	110,989	72,159	53.8
Total accrued interest receivable and other assets	$506,964	$465,110	9.0

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $9.8 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract liabilities (see “Other Liabilities” section below).
Accrued Interest Receivable
Accrued interest receivable consists of interest on our investment securities and loans. The increase of $13.6 million was primarily due to an increase in interest receivable on our loans due to an increase in our average loan portfolio as well as an increase in interest receivable on our investment securities from growth in our fixed income investment portfolio.
Net Deferred Tax Assets
As of September 30, 2014, we were in a net deferred tax asset position of $40.5 million, compared to a net deferred tax asset position of $68.2 million at December 31, 2013. The decrease in our net deferred tax asset position of $27.7 million is primarily reflective of the increase in the fair value of our investment securities portfolio due to the decrease in period-end market interest rates.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013	% Change
Assets:
Equity warrant assets	$94,960	$103,513	(8.3)%
Foreign exchange forward and option contracts	17,234	15,530	11.0
Interest rate swaps	4,965	6,492	(23.5)
Loan conversion options	—	314	(100.0)
Client interest rate derivatives	2,173	1,265	71.8
Total derivative assets	$119,332	$127,114	(6.1)
Liabilities:
Foreign exchange forward and option contracts	$(15,833)	$(12,617)	25.5
Client interest rate derivatives	(2,317)	(1,396)	66.0
Total derivative liabilities	$(18,150)	$(14,013)	29.5
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science industries. At September 30, 2014, we held warrants in 1,415 companies, compared to 1,320 companies at December 31, 2013. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$88,905	$76,584	$103,513	$74,272
New equity warrant assets	3,488	4,490	10,919	10,934
Non-cash increases in fair value	6,430	14,471	23,262	22,963
Exercised equity warrant assets (1)	(3,802)	(3,144)	(42,157)	(15,546)
Terminated equity warrant assets	(61)	(149)	(577)	(371)
Balance, end of period	$94,960	$92,252	$94,960	$92,252

(1) Includes the exercise of several of our public equity warrants, including FireEye and Twitter, during the nine months ended September 30, 2014.

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. As a result of cash collateral received, we did not have any net exposure for foreign exchange forward and foreign currency option contracts at September 30, 2014 and our net exposure at December 31, 2013 was $2.9 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 8- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.

Interest Rate Swaps
For information on our interest rate swaps, see Note 8–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Deposits
Deposits were $31.1 billion at September 30, 2014, an increase of $8.7 billion, or 38.5 percent, compared to $22.5 billion at December 31, 2013. The increase was driven by increases in our noninterest-demand and money market deposits of $6.6 billion and $2.1 billion, respectively, primarily related to strong financing, IPO and M&A activity in 2014 resulting in increased balances from existing clients and also reflective of growth from new clients, including strong levels of early-stage and venture capital/private client additions. During the nine months ended September 30, 2014, we experienced significant growth in our deposit levels and expect to see continued growth into 2015. At September 30, 2014, 27.8 percent of our total deposits were interest-bearing deposits, compared to 29.3 percent at December 31, 2013.
At September 30, 2014, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $147 million, compared to $197 million at December 31, 2013. At September 30, 2014, all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $6.6 million at September 30, 2014, compared to $5.1 million at December 31, 2013. The increase was due to an increase in the amount of collateral held from our counterparties in relation to exposures in our favor on outstanding derivative contracts.
Long-Term Debt
Our long-term debt was $454 million at September 30, 2014 and $455 million at December 31, 2013. As of both September 30, 2014 and December 31, 2013, long-term debt included our 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 7–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited).”
Other Liabilities
A summary of other liabilities at September 30, 2014 and December 31, 2013 is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013	% Change
Foreign exchange spot contract liabilities, gross	$197,844	$90,725	118.1%
Accrued compensation	92,893	117,134	(20.7)
Reserve for unfunded credit commitments	35,489	29,983	18.4
Derivative liabilities, gross (1)	18,150	14,013	29.5
Other	173,086	152,731	13.3
Total other liabilities	$517,462	$404,586	27.9

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $107 million was primarily due to increased client trade activity at period-end, and is consistent with the increase in foreign exchange spot contract assets. (See “Accrued Interest Receivable and Other Assets” section above).
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $24.2 million was primarily the result of 2013 incentive compensation payouts during the first quarter of 2014, partially offset by additional accruals for the nine months ended September 30, 2014.

Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $35.5 million at September 30, 2014, compared to $30.0 million at December 31, 2013, due primarily to a $3.1 billion increase in unfunded credit commitments from $11.5 billion to $14.6 billion for the nine months ended September 30, 2014.
Noncontrolling Interests
Noncontrolling interests totaled $1.2 billion and $1.1 billion at September 30, 2014 and December 31, 2013, respectively. The increase of $0.1 billion was primarily due to net income attributable to noncontrolling interests of $143.0 million for the nine months ended September 30, 2014, driven by gains on investment securities and carried interest of $175.1 million from our managed funds of funds, partially offset by losses of $17.1 million from our managed direct venture funds.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$14,756,807	$1,216,171	$13,331,120	$1,314,951
As a percentage of total assets	40.9%	3.4%	50.5%	5.0%
Liabilities carried at fair value	$18,150	$—	$14,013	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	91.8%	8.2%	90.1%	9.9%
As of September 30, 2014, our available-for-sale securities, consisting primarily of U.S. Treasuries, agency-issued mortgage-backed securities and debentures issued by the U.S. government and its agencies, totaled $13.3 billion, or 90.4 percent of our portfolio of assets measured at fair value on a recurring basis, compared to $12.0 billion, or 89.9 percent, as of December 31, 2013. With the exception of U.S. Treasuries, which are classified as Level 1, these instruments were classified as Level 2 because their valuations were based on indicative prices corroborated by observable market quotes or valuation techniques with all significant inputs derived from or corroborated by observable market data. The fair value of our available-for-sale securities portfolio is sensitive to changes in levels of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis. Assets valued using Level 2 measurements also include equity warrant assets in shares of public company capital stock, marketable securities, interest rate swaps, foreign exchange forward and option contracts, loan conversion options and client interest rate derivatives.
Financial assets valued using Level 3 measurements consist of our investments in venture capital and private equity funds and direct equity investments in privately and publicly held companies, as well as equity warrant assets in shares of private and public company capital stock.
During the three and nine months ended September 30, 2014, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $62.8 million and $355.9 million (which is inclusive of noncontrolling interest), respectively, primarily due to valuation increases in underlying fund investments in our managed funds and from our equity warrant assets, as well as gains from liquidity events and distributions. During the three and nine months ended September 30, 2013, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $200.3 million and $265.7 million (which is inclusive of noncontrolling interest), respectively.
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $2.7 billion at September 30, 2014, an increase of $0.7 billion, or 38.4 percent, compared to $2.0 billion at December 31, 2013. This increase was primarily due to the $434.9 million in proceeds received in conjunction with the common stock equity offering as mentioned above and net income of $205.1 million for the nine months ended September 30, 2014. Additionally, the increase in the net balance of our accumulated other comprehensive income to $18.7 million from a net loss of $48.8 million at December 31, 2013, was primarily driven by a $96.3 million increase in the fair value of our fixed income security portfolios ($57.5 million net of tax), which resulted from a decrease in the period-end market interest rates for the nine months ended September 30, 2014.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various capital adequacy guidelines issued by the Federal Reserve Board and the California Department of Financial Institutions. To be classified as “adequately capitalized” under these capital guidelines, minimum ratios for (i) total risk-based capital, (ii) tier 1 risk-based capital and (iii) tier 1 leverage ratio for bank holding companies and banks are 8.0%, 4.0% and 4.0%, respectively.
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
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2014 and December 31, 2013. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	September 30, 2014	December 31, 2013	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
Total risk-based capital ratio	14.97%	13.13%	10.0%	8.0%
Tier 1 risk-based capital ratio	14.03	11.94	6.0	4.0
Tier 1 leverage ratio	8.22	8.31	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.55	7.44	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	13.97	11.63	N/A	N/A
Bank:
Total risk-based capital ratio	13.06%	11.32%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.11	10.11	6.0	4.0
Tier 1 leverage ratio	7.05	7.04	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	6.76	6.59	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.14	9.87	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The Federal Reserve Bank has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

Our total risk-based capital ratio and tier 1 capital ratio, for both SVB Financial and the Bank, increased compared to December 31, 2013, primarily reflective of growth in retained earnings and SVB Financial's common stock offering during May 2014, which resulted in the issuance of 4,485,000 shares and net proceeds of $434.9 million, of which $400 million was contributed to the Bank and had a positive impact on Bank level capital ratios. The increase in our total risk-based capital ratios and tier 1 risk-based capital ratios reflect the increase in regulatory capital partially offset by the increase in risk-weighted assets during the period, primarily due to growth in our loans and our period-end unfunded commitments. The tier 1 leverage ratio for SVB Financial decreased compared to December 31, 2013 due to the increase in total average assets during the period, primarily due to the significant growth in client deposits that flowed into our investment securities portfolio, cash and loans, which more than offset the increase in regulatory capital. Our tier 1 leverage ratio for the Bank held relatively flat as our growth in regulatory capital matched our growth in assets. We continue to target a tier 1 leverage ratio for the Bank generally between 7 and 8 percent; though we may, from time to time, manage at levels outside of the target range based on various considerations, including changes in assets or capital mix, market conditions and management's expectations. While we expect our earnings to support a meaningful amount of our deposit growth, we will continue to evaluate the options available to us to support our growth and tier 1 leverage ratio for the Bank, such as contributing cash from SVB Financial to the Bank or potentially raising capital, including debt securities. All of our capital ratios are above the levels to be considered “well capitalized" under banking regulations.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ending September 30, 2014 and December 31, 2013:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
GAAP SVBFG stockholders’ equity	$2,721,957	$1,966,270	$2,324,461	$1,639,024
Tangible common equity	$2,721,957	$1,966,270	$2,324,461	$1,639,024
GAAP Total assets	$36,041,007	$26,417,189	$34,363,687	$24,854,119
Tangible assets	$36,041,007	$26,417,189	$34,363,687	$24,854,119
Risk-weighted assets	$19,482,333	$16,901,501	$19,144,527	$16,612,870
Tangible common equity to tangible assets	7.55%	7.44%	6.76%	6.59%
Tangible common equity to risk-weighted assets	13.97	11.63	12.14	9.87
The tangible common equity to tangible assets ratio increased for SVB Financial and the Bank due to increases in total equity. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios increased due to increases in total equity, partially offset by increases in risk-weighted assets, which primarily reflects growth in our loan balances and our period-end unfunded loan commitments.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives off the balance sheet which may impact deposit levels. At September 30, 2014, our period-end total deposit balances increased by $8.6 billion to $31.1 billion, compared to $22.5 billion at December 31, 2013. The overall increase in deposit balances was due to the addition of new clients and increased fundraising activity by our venture capital/private equity clients.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2014 and 2013. For further details, see our "Interim Consolidated Statements of Cash Flows" under Part I, Item 1 of this report.

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Average cash and cash equivalents	$2,930,003	$1,317,455
Percentage of total average assets	9.3%	5.9%
Net cash provided by operating activities	$207,207	$98,042
Net cash (used for) provided by investing activities	(8,947,778)	124,879
Net cash provided by financing activities	9,074,329	710,840
Net increase in cash and cash equivalents	$333,758	$933,761
Average cash and cash equivalents increased by $1.6 billion, or 122.4 percent, to $2.9 billion for the nine months ended September 30, 2014, compared to $1.3 billion for the comparable 2013 period. The increase was primarily due to the continued strong growth in client deposit balances. Average deposits increased by $7.9 billion to $26.9 billion for the nine months ended September 30, 2014, compared to $19.0 billion for the comparable 2013 period.
Cash provided by operating activities was $207 million for the nine months ended September 30, 2014, primarily reflective of net income before noncontrolling interests of $348 million and an increase in cash from unsettled client purchases of foreign exchange spot contracts of $97 million, partially offset by non-cash net gains on investment securities of $172 million.
Cash used for investing activities of $8.9 billion for the nine months ended September 30, 2014 included $9.6 billion for purchases of fixed income securities and $1.1 billion for the increase in loan balances, partially offset by $1.7 billion from maturities and paydowns from our fixed income securities investments.
Cash provided by financing activities was $9.1 billion for the nine months ended September 30, 2014, primarily reflective of a net increase of $8.7 billion in deposits and $435 million in proceeds received in conjunction with the common stock equity offering in the second quarter of 2014.
Cash and cash equivalents were $1.9 billion at both, September 30, 2014 and September 30, 2013.
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
The following table presents our EVE and NII sensitivity exposure at September 30, 2014 and December 31, 2013, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
September 30, 2014:
+200	$6,122,674	$958,409	18.6%	$1,101,195	$170,682	18.3%
+100	5,655,385	491,120	9.5	1,009,031	78,518	8.4
—	5,164,265	—	—	930,513	—	—
-100	4,821,473	(342,792)	(6.6)	902,796	(27,717)	(3.0)
-200	5,075,194	(89,071)	(1.7)	875,798	(54,715)	(5.9)
December 31, 2013:
+200	$4,656,411	$477,866	11.4%	$990,190	$161,314	19.5%
+100	4,382,397	203,852	4.9	899,336	70,460	8.5
—	4,178,545	—	—	828,876	—	—
-100	3,960,086	(218,459)	(5.2)	826,222	(2,654)	(0.3)
-200	4,041,604	(136,941)	(3.3)	822,448	(6,428)	(0.8)
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
Our base case EVE at September 30, 2014 increased from December 31, 2013 by $986 million, primarily due to the change in balance sheet mix, offset by flatter market yield curves due to market conditions. The flatter market yield curve has a $326 million negative impact on the EVE, which offsets some of the positive impacts from the change in balance sheet mix. The change in balance sheet mix was reflective of period-end increases of $8.0 billion in fixed income investment securities, and $1.1 billion in loans, partially offset by an increase of $8.7 billion in deposits. EVE sensitivity increased in both the simulated upward and downward interest rate movements due to the increase in fixed income securities and the $6.6 billion increase in noninterest-bearing deposits. In the simulated downward 200 bps interest rate movement, a relatively smaller decrease in EVE is due to the limited market value impact on deposits. The limited impact on deposits is attributed to deposit rates being at or near their absolute floors and a relative increase deposit balances.
12-Month Net Interest Income Simulation
Our expected 12-month net interest income at September 30, 2014 increased by $102 million as compared to December 31, 2013, primarily due to an increase in the period-end total interest earning assets attributable to an increase of $8.0 billion in our fixed income securities portfolio and an increase of $1.1 billion in our loans. These increases were partially offset by lower yields on investments and loans as well as an increase of $2.1 billion in interest-bearing deposits. The slight change in the intermediate portion of the yield curve attributed $7.4 million to the increase. Net interest income sensitivity in the simulated upward interest rate movement, measured as a percentage change from the base, decreased slightly due to growth in interest-bearing deposits offsetting some of the benefits from the upward rate movement. The NII sensitivity increased in the simulated downward interest rate movements due to a lower market yield curve compared to levels at December 31, 2013. The change in the market yield curve increased the estimated prepayment of mortgage securities, which are assumed to be reinvested at lower market rates and, in turn, reduce interest income earned.
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

SVB Financial Group

Date: November 7, 2014	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 7, 2014	/s/ KAMRAN HUSAIN
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