Form 10-K
period 2014-12-31
SVB FINANCIAL GROUP
filed 2015-02-26
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $5,912,074,924.
At January 31, 2015, 50,962,739 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2015 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2014	Part III

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

•	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions

•	Forecasts of private equity/venture capital funding and investment levels

•	Forecasts of future interest rates, economic performance, and income from investments

•	Forecasts of expected levels of provisions for loan losses, loan growth and client funds

•	Descriptions of assumptions underlying or relating to any of the foregoing

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” "could," "would," “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “seek,” “expect,” “plan,” “intend,” the negative of such words, or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may prove to be incorrect. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:

•	Market and economic conditions, including the interest rate environment, and the associated impact on us

•	The credit profile and credit quality of our loan portfolio and volatility of our levels of nonperforming assets and charge-offs

•	The adequacy of our allowance for loan losses and the need to make provisions for loan losses for any period

•	The borrowing needs of our clients

•	The sufficiency of our capital and liquidity positions

•	The levels of loans, deposits and client investment fund balances

•
The performance of our portfolio investments; the general condition of the public and private equity and mergers and acquisitions markets and their impact on our investments, including equity warrant assets, venture capital and private equity funds and direct equity investments

•	Our overall investment plans and strategies; the realization, timing, valuation and performance of our equity or other investments

•	The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients

•	The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents

•	Business disruptions and interruptions due to natural disasters and other external events

•	The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties

•	Expansion of our business internationally

•	The impact of legal requirements and regulations limiting or restricting our activities or resulting in higher costs, including the Volcker rule

•	The impact of lawsuits and claims

•	Changes in accounting standards

•	The levels of equity capital available to our client or portfolio companies

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A in this report

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
General
SVB Financial Group ("SVB Financial") is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to clients across the United States, as well as in key international entrepreneurial markets. For over 30 years, we have been dedicated to helping entrepreneurs succeed, primarily in the technology, life science & healthcare, private equity/venture capital and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them throughout their life cycles.
We offer commercial and private banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. The Bank and its subsidiaries, also offer asset management, private wealth management, brokerage and other investment services. Through SVB Financial's other subsidiaries and divisions, we also offer non-banking products and services, such as funds management and business valuation services. Additionally, we focus on cultivating strong relationships with firms within the private equity and venture capital community worldwide, many of which are also our clients and may invest in our corporate clients.
As of December 31, 2014, we had, on a consolidated basis, total assets of $39.3 billion, total investment securities of $22.7 billion, total loans, net of unearned income, of $14.4 billion, total deposits of $34.3 billion and total SVB Financial Group (“SVBFG”) stockholders' equity of $2.8 billion.
Headquartered in Santa Clara, CA, we operate in key innovation markets in the United States and around the world. Our corporate office is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is (408) 654-7400.
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
Commercial Bank. Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients in the technology, life science & healthcare, and private equity/venture capital industries. The Bank provides solutions to the financial needs of commercial clients through credit, global treasury management, foreign exchange, global trade finance, and other services. We broadly serve clients within the U.S., as well as non-U.S. clients in key international innovation markets.
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
The Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets. Through its registered investment advisory subsidiary, SVB Asset Management, the Bank offers discretionary investment advisory services based on its clients investment policies, strategies and objectives. Through its broker-dealer subsidiary, SVB Securities, the Bank offers clients access to investments in third party money market mutual funds and fixed-income securities. The Bank also offers investment solutions through our repurchase agreement program.
Private Equity Division. Our Private Equity Division provides banking products and services primarily to our private equity and venture capital clients.
SVB Wine. SVB Wine provides banking products and services to our premium wine industry clients, including vineyard development loans.
SVB Analytics. SVB Analytics provides equity valuation services to companies and private equity/venture capital firms.
Debt Fund Investments. Debt Fund Investments is comprised of our investments in debt funds in which we are a strategic investor: (i) Gold Hill funds, which provide secured debt to private companies of all stages, and (ii) Partners for Growth funds, which provide secured debt primarily to mid-stage and late-stage companies.
SVB Private Bank
SVB Private Bank is the private banking division of the Bank, which provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending. We also help our private banking clients meet their cash management needs by providing deposit account products and services, including checking, money market, certificates of deposit accounts, online banking, credit cards and other personalized banking services. SVB Private Bank also includes SVB Wealth Advisory, an investment advisory subsidiary of the Bank, which provides private wealth management services to individual clients.
SVB Capital
SVB Capital is the venture capital investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages over $2.3 billion of funds on behalf of third-party limited partner investors, and on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily through investment returns (including carried interest) and management fees. Most of the funds managed by SVB Capital are consolidated into our financial statements. See Note 2-“Summary of Significant Accounting Policies-Principles of Consolidation and Presentation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
For more information about our three operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 in this report, and Note 21-“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Revenue Sources
Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2014 were $858.3 million and $572.2 million, respectively.
Net interest income is primarily income generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our available-for-sale securities portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science & healthcare and private equity/venture capital industry sectors. Deposits are also obtained from the premium wine industry commercial clients and from our Private Bank clients. We do not obtain deposits from conventional retail sources.
Noninterest income is primarily income generated from our fee-based services and gains on our investments and derivative securities. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we hold available-for-sale, held-to-maturity, non-marketable and marketable investment securities. Subject to applicable regulatory requirements, we manage and invest in private equity/venture capital funds that invest directly in privately-held companies, as well as funds that invest in other private equity/venture capital funds. Gains on these investments are reported in our consolidated statements of income and include noncontrolling interest. We also recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Gains on Investment Securities, Net” - and "-Gains on Derivative Instruments, Net" under Part II, Item 7 in this report.
We derive substantially all of our revenue from U.S. clients.  We derived less than 10 percent of our total revenues from foreign clients for each of 2014, 2013 and 2012.
Industry Niches
In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, beginning with the emerging, start-up stage.
Technology and Life Science & Healthcare
We serve a variety of clients in the technology and life science & healthcare industries. Our technology clients tend to be in the industries of: hardware (such as semiconductors, communications, data storage, and electronics); software and internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation ("ERI"). Because of the diverse nature of ERI products and services, for our loan-related reporting purposes, ERI-related loans are reported under our hardware and software, as applicable. Our life science & healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. A key component of our technology and life science & healthcare business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:

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

•
Our SVB Corporate Finance practice serves primarily our large corporate clients, which are more mature and established companies. These clients are generally publicly-held or large privately-held companies, have a more sophisticated product or service offering in the market, with significant revenue. They also may be expanding globally. SVB Corporate Finance clients tend to have annual revenues over $75 million.

Private Equity/Venture Capital
We provide financial services to clients in the private equity/venture capital community. Since our founding, we have cultivated strong relationships within the private equity/venture capital community, particularly with venture capital firms worldwide, many of which are also clients, facilitating deal flow to and from these firms.
Premium Wine
We are one of the leading providers of financial services to premium wine producers across the Western United States, primarily in California's Napa Valley, Sonoma County and Central Coast regions, and the Pacific Northwest. We focus on vineyards and wineries that produce grapes and premium wines.
Competition
The banking and financial services industry is highly competitive, and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our competitors include other banks, debt funds and specialty and diversified financial services intermediaries that offer lending, leasing, payments, investment, foreign currency exchange, advisory and other financial products and services to our target client base. We also compete with other alternative lenders, such as “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have merged in recent years. Moreover, we compete with non-financial services, particularly payment facilitators/processors or other nonbanking technology providers in the payments industry, which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. The principal competitive factors in our markets include product offerings, service, pricing, and transaction size and structure. Given our established market position within the client segments that we serve, our continued efforts to develop products and services, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in all our markets in these areas.
Employees
As of December 31, 2014, we employed 1,914 full-time equivalent employees.
Supervision and Regulation
Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the stability of the U.S. banking system as well as the protection of depositors and the Deposit Insurance Fund (“DIF”). This regulation is not intended for the benefit of our security holders. As a bank holding company that has elected financial holding company status, SVB Financial Group is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Business Oversight-Division of Financial Institutions. In addition, and to the extent provided by law, the Bank’s deposits are insured by the FDIC and the DIF. Our consumer banking activities are also subject to regulation by the Consumer Financial Protection Bureau (the “CFPB”). SVB Financial Group’s other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal and state regulatory agencies and self-regulatory organizations, including the SEC and the Financial Industry Regulatory Authority (“FINRA”). In addition, we are subject to regulation by certain foreign regulatory agencies in international jurisdictions where we may conduct business, including the United Kingdom, Israel, India, Hong Kong and China. (See “-International Regulation” below.)
The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Regulators, Congress, state legislatures and international consultative bodies continue to enact rules, laws and policies to regulate the financial services industry and public companies and to protect consumers and investors, and regulators also have substantial discretion in the interpretation of their authority. The nature of these laws and regulations and the effect of such policies on the Company’s business cannot be predicted and in some cases, may have a material and adverse effect on our business, financial condition, and/or results of operations.

Regulation of Parent: SVB Financial
Under the BHC Act, SVB Financial, as a bank holding company, is subject to the Federal Reserve’s regulation and its authority to, among other things:

•	Require periodic reports and such additional information as the Federal Reserve may require in its discretion;

•
Require the maintenance of certain levels of capital and, under the Dodd-Frank Act, limit the ability of bank holding companies to pay dividends or bonuses unless their capital levels exceed the capital conservation buffer;

•	Restrict the ability of bank holding companies to service debt or to receive dividends or other distributions from their subsidiary banks;

•	Require prior approval for senior executive officer and director changes under certain circumstances;

•
Require that bank holding companies serve as a source of financial and managerial strength to their banks and commit resources as necessary to support their banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or inconsistent with applicable statutory standards, or all of the foregoing;

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

Bank holding companies are generally prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve Board approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company, SVB Financial generally may engage in these nonbanking activities and certain other broader securities, insurance, merchant banking and other activities that the Federal Reserve has determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval, subject to the requirement imposed by the Dodd‑Frank Act that SVB Financial must obtain prior Federal Reserve approval in order to acquire a nonbanking company engaged in financial activities with more than $10 billion in consolidated assets.
Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (“CRA”). In addition, pursuant to the Dodd-Frank Act, a financial holding company, and no longer just its bank, is required to be well-capitalized and well-managed. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time could lead to divestiture of subsidiary banks, require all activities to conform to those permissible for a bank holding company, or subject the financial holding company to other regulatory restrictions.
Because we are a holding company, our rights and the rights of our creditors and security holders to participate in the assets of any of our subsidiaries upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors, except to the extent we may ourselves be a creditor with recognized claims against the subsidiary. In addition, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to us or to our non−bank subsidiaries, including certain investment funds to which the Bank serves as an investment adviser, whether in the form of loans or other extensions of credit, including a purchase of assets subject to an agreement to repurchase, securities investments, the borrowing or lending of securities to the extent that the transaction causes the Bank or a subsidiary to have credit exposure to the affiliate, or certain other specified types of transactions, as discussed in further detail below. Furthermore, loans and other extensions of credit by the Bank to us or any of our non−bank subsidiaries are required to be secured by specified amounts of collateral and are required to be on terms and conditions consistent with safe and sound banking practices.
SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by and may be required to file reports with the DBO.

Securities Registration and Listing
SVB Financial’s securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. As such, SVB Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, Inc.
As a public company, SVB Financial is also subject to the accounting oversight and corporate governance requirements of the Sarbanes−Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosure controls and procedures and internal control over financial reporting.

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act was intended to make significant structural reforms to the financial services industry. The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the asset size of the financial institution. Among other things, the Dodd-Frank Act provides for:

•	Capital standards applicable to bank holding companies may be no less stringent than those generally applied to insured depository institutions;

•	Restrictions on dividends and other discretionary payments if capital levels do not exceed the capital conservation buffer;

•	Annual stress tests for financial entities, including the Bank;

•
Additional risk management and other prudential requirements for larger bank holding companies with $50 billion or greater in total consolidated assets (such requirements may have the effect of establishing new best practices standards for bank holding companies below $50 billion in total consolidated assets, such as SVB Financial);

•	Restrictions on a banking institution’s ability to sponsor, invest in or lend to certain funds, including venture capital, hedge and private equity funds;

•
Repeal of the federal prohibition (Regulation Q) on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

•
The establishment of the CFPB with responsibility for promulgating and enforcing regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions;

•	The CFPB to directly examine those financial institutions with $10 billion or more in assets, such as SVB Financial, for compliance with the regulations promulgated by the CFPB;

•
Limits, or imposes significant burdens and compliance and other costs on, certain activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds and restrictions on debit charge interchange fees; and

•
The establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

The Dodd-Frank Act also requires the issuance of numerous implementing regulations, some of which have not yet been issued. Some of the final regulations will continue to take effect over several more years, continuing to make it difficult to anticipate the overall impact to us, our customers, or the financial industry in general. Individually and collectively, both proposed and final regulations resulting from the Dodd-Frank Act may materially and adversely affect our businesses, financial conditions and results of operations. Moreover, we are expanding globally. Global regulation is also becoming more stringent, which may have a greater impact on our business.

Regulation of Silicon Valley Bank
The Bank is a California state-chartered bank, a member and stockholder of the Federal Reserve and a member of the FDIC. The Bank is subject to primary supervision, periodic examination and regulation by the DBO and the Federal Reserve, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank activities and investments under the Federal Deposit Insurance Act, as amended (“FDIA”), to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their transactions with affiliates, their foreign operations, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the Federal Reserve, and separately FDIC as insurer of the Bank’s deposits, have prudential authority to:

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

Pursuant to applicable California and federal law, state chartered commercial banks are permitted to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, the Bank may conduct certain “financial” activities in a subsidiary that would be impermissible for the Bank itself to the same extent as may a national bank, provided the Bank remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank continues to be in satisfactory compliance with the CRA.

Regulatory Capital
In July 2013, the Federal Reserve Board, FDIC and OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The agencies said that they believe that the new rules will result in capital requirements that better reflect banking organizations’ risk profiles. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to the internationally agreed regulatory capital framework released by the Basel Committee on Banking Supervision. The new rules became effective for SVB Financial and the Bank in January 2015, with some rules being transitioned into full effectiveness over two to four years. The new capital rules, among other things, (i) require elevated capital levels for the Bank and SVB Financial; (ii) introduce a new capital measure limited to common equity called “Common Equity Tier 1” (“CET1”) and a related regulatory capital ratio of CET 1 to risk-weighted assets; (iii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iv) increase minimum capital adequacy standards as measured by leverage and Tier 1 capital ratios; (v) change the risk-weightings of certain on- and off-balance sheet assets for purposes of risk-based capital ratios; (vi) create an additional capital conservation buffer (which will limit dividends and other discretionary payments if not satisfied) above the required capital ratios; (vii) limit what qualifies as capital for purposes of meeting the various capital requirements; (viii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (ix) expand the scope of the deductions from and adjustments to capital as compared to prior regulations.
In addition, the Bank is required to demonstrate its ability to maintain sufficient capital ratios under the scenarios of adverse and severely adverse financial conditions that are part of Federal Reserve Board stress testing requirements. Bank holding companies with total consolidated assets between $10 billion and $50 billion and state member banks with total consolidated assets of more than $10 billion, such as SVB Financial and the Bank, are now generally required to conduct annual company-run stress tests, the results of which could require us to take certain actions, including raising additional capital. We are required to submit to the Federal Reserve Board the results of the annual company-run stress tests and to make summaries of the results of the company-run stress tests available to the public.
Under the new capital rules, CET1 is defined as common stock, plus related surplus, and retained earnings plus limited amounts of minority interest in the form of common stock, less the majority of the regulatory deductions. The new capital rules, like the prior capital rules, specify that total capital consists of Tier 1 capital and Tier 2 capital. Tier 1 capital for SVB Financial and the Bank consists of common stock, plus related surplus and retained earnings. Under the new capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses (“ALLL”), in each case, subject to the new capital rules’ specific requirements.
The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a transition period. These changes include, for example, the requirement that deferred tax assets (“DTAs”) arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In addition, under the previous capital rules, certain effects of accumulated other comprehensive income or loss items included in shareholders’ equity were reversed for the purposes of determining regulatory capital ratios. Under the new capital rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including SVB Financial and the Bank, may make a one-time permanent election to continue to exclude these items. This election must be made in the first of certain of SVB Financial’s and the Bank’s periodic regulatory reports filed after January 1, 2015, which will occur in April 2015 upon filing our first quarter 2015 regulatory reports. At this time, we expect to make this election to reduce the impact of market volatility on SVB Financial’s and the Bank’s regulatory capital levels. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and a 20% percentage-point increase per year until reaching 100%).
The newly effective capital rules also include changes in the risk-weighting of assets to better reflect perceived credit risk and other risk exposure and requires higher tangible common equity components of capital. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%). Under the new capital rules, the minimum capital ratios beginning January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)
The new capital rules will require SVB Financial and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted capital ratios. The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%. The buffer level will increase by 0.625 percentage point each year until it reaches 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios (after any distribution): (i) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.
With respect to the Bank, the new capital rules also revise the “prompt corrective action” regulations effective January 1, 2015, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The new capital rules do not change the total risk-based capital requirement for any “prompt corrective action” category. See “-Prompt Corrective Action and Other General Enforcement Authority” below.
Although we continue to evaluate the impact that the new capital rules have on SVB Financial and the Bank, we believe that SVB Financial and the Bank meet all capital requirements under the new capital rules on a fully phased-in basis as if such requirements were effective as of December 31, 2014. The estimate is based on management’s current interpretation, expectations, and understanding of the new capital rules. We anticipate that the Bank will continue to exceed the well-capitalized minimum capital requirements, and that SVB Financial will continue to qualify as a financial holding company.

Capital Planning
Banking organizations must have appropriate capital planning processes, with proper oversight from the Board of Directors. Accordingly, pursuant to a separate, general supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, stating that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the relevant federal banking agencies to take corrective actions. Banks with $50 billion or more in total consolidated assets are required to submit capital plans to the Federal Reserve Board, and failure to submit a satisfactory plan can result in dividend and other restrictions.

Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds
The “Volcker Rule” under the Dodd-Frank Act restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. On December 10, 2013, the federal bank regulatory agencies, the SEC and the CFTC adopted final regulations implementing the Volcker Rule. The final regulations became effective on April 1, 2014, subject to a conformance timeline pursuant to which affected entities (referred to as “banking entities”) are required to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule and the final regulations thereunder.
Subject to certain exceptions, the Volcker Rule prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging as principal for the “trading account” of the banking entity in securities or certain other financial instruments. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as market-making related activities, risk-mitigating hedging activities, trading in U.S. government or agency obligations, or certain other U.S. state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Based on this definition and the exceptions provided under the recently-issued regulations, we do not believe that we engage in any proprietary trading that is prohibited under the Volcker Rule.
Additionally, subject to certain exceptions, the rule prohibits a banking entity from sponsoring or investing in “covered funds,” which includes many venture capital, private equity and hedge funds. One such exception permits a banking entity to sponsor and invest in a covered fund that it organizes and offers to customers, provided that additional requirements are met. These permitted investments generally are limited to three percent of the total ownership interests in each covered fund. In addition, the aggregate investments a banking entity makes in all covered funds generally are limited to three percent of the institution’s Tier 1 capital.
Under the final regulations, the Volcker Rule’s prohibitions and restrictions apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank. SVB Financial maintains investments in certain venture capital and private equity funds that it did not sponsor; maintains investments in sponsored-funds that exceed three percent of each such fund’s total ownership interests; and its aggregate investments in all covered funds may exceed three percent of its Tier 1 capital. SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds over time and to forego investment opportunities in certain funds in the future. SVB Financial is generally required by the final rules to come into conformance with the Volcker Rule’s requirements regarding covered funds by July 2016 with respect to covered funds in which SVB Financial invested or SVB Financial sponsored as of December 31, 2013. The Federal Reserve Board has indicated that it intends to extend this conformance deadline to July 2017. In addition, the Federal Reserve Board may extend the conformance deadline for up to an additional five years (until July 2022) for investments that are considered illiquid. We intend to seek the maximum extensions (up to July 2022) available to us. However, there is no guarantee that the Federal Reserve Board will grant any of these extensions.
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had, as of December 31, 2014, an aggregate carrying value of approximately $246 million (and an aggregate fair value of $338 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non−marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I below.)

Prompt Corrective Action and Other General Enforcement Authority
State and federal banking agencies possess broad powers to take corrective and other supervisory action against an insured bank and its holding company. The FDIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution−affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Guidelines
Banking regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees and benefits. In addition, the bank regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. The Federal Reserve Board’s enhanced prudential standards require bank holding companies with total consolidated assets of $10 billion or more to establish and maintain risk management committees for their boards of directors to oversee the bank holding companies’ risk management frameworks. In January 2015, we formed a risk committee of our Board of Directors. Bank holding companies with total consolidated assets of $50 billion and greater are subject to more stringent board risk committee and risk management requirements, including liquidity risk requirements.

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
It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past years, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the recent financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates
Transactions between the Bank and its operating subsidiaries (such as SVB Securities and SVB Asset Management) on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Analytics, Inc. or an entity affiliated with our SVB Capital business) on the other, are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. The Dodd-Frank Act further extended the definition of an “affiliate” to include any investment fund to which the Bank or an affiliate serves as an investment adviser. More specifically, these restrictions, contained in the Federal Reserve’s Regulation W, prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral, and also requires that the Bank enter into such transaction on terms no less favorable to the Bank than the terms of an arms’ length transaction with an unaffiliated party. Moreover, all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank’s capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, including a purchase of assets subject to an agreement to repurchase; a purchase of or investment in securities issued by an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; the borrowing or lending of securities where the Bank has credit exposure to the affiliate; the acceptance of “other debt obligations” of an affiliate as collateral for a loan to a third party; any derivative transaction that causes the Bank to have credit exposure to an affiliate; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. The Dodd-Frank Act treats derivative transactions resulting in credit exposure to an affiliate as covered transactions. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless whether the banking entity has an ownership interest in the fund.

Loans to Insiders
Extensions of credit by the Bank to insiders of both the Bank and SVB Financial are subject to prohibitions and other restrictions imposed by the Federal Reserve’s Regulation O. For purposes of these limits, “insiders” include directors, executive officers and principal stockholders of the Bank or SVB Financial and their related interests. The term “related interest” means a company controlled by a director, executive officer or principal stockholder of the Bank or SVB Financial. The Bank may not extend credit to an insider of the Bank or SVB Financial unless the loan is made on substantially the same terms as, and subject to credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions with non-insiders. Under federal banking regulations, the Bank may not extend credit to insiders in an amount, when aggregated with all other extensions of credit, is greater than $500,000 without prior approval from the Bank’s Board of Directors (with any interested person abstaining from participating directly or indirectly in the voting). California law, the federal regulations and the Dodd-Frank Act place additional restrictions on loans to insiders, and generally prohibit loans to executive officers other than for certain specified purposes. The Bank is required to maintain records regarding insiders and extensions of credit to them.

Premiums for Deposit Insurance
The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. In recent years, due to higher levels of bank failures, the FDIC’s resolution costs increased, which depleted the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits, the FDIC has increased deposit insurance premium rates. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more, such as the Bank, are responsible for funding the increase. The Bank bases its assessment rate on a risk−based scorecard calculation provided by the FDIC. In addition, the FDIC retains the authority to further increase the Bank’s assessment rates and the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. Continued increases in our FDIC insurance premiums could have an adverse effect on the Bank’s results of operations. For the year ended December 31, 2014, we recorded $19.2 million in FDIC assessments expense.

Consumer Regulations
The Bank is subject to many federal consumer protection statutes and regulations, such as the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the Foreign Account Tax Compliance Act, the National Flood Insurance Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transaction Act and various federal and state privacy protection laws. In addition, the CFPB has the authority to conduct examinations for all depository institutions with total assets of $10 billion or more, which includes the Bank. The CFPB’s mandate is to promulgate consumer regulations and ensure that consumer financial practices at large banks, such as the Bank, comply with consumer financial protection legal requirements. The CFPB’s authority includes the ability to examine all subsidiaries and affiliates of the Bank as well. Penalties for violating these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements and orders to halt expansion/existing activities. The CFPB has broad authority to institute various enforcement actions, including investigations, civil actions, cease and desist proceedings and the ability to refer criminal findings to the Department of Justice. The Bank and SVB Financial are also subject to federal and state laws prohibiting unfair, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
Examination and enforcement by the state and federal banking agencies, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. The advent of the CFPB further heightens oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns and new powers and authority of the CFPB, the Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local community.

Anti-Money Laundering Regulations
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) of 2001 and its implementing regulations substantially broadened the scope of U.S. anti-money laundering laws and regulations by requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The USA PATRIOT Act and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the bank regulatory agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputational consequences for SVB Financial and the Bank.

Regulation of Certain Subsidiaries
SVB Asset Management is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations. SVB Securities is registered as a broker-dealer with the SEC and is subject to regulation by the SEC and FINRA. SVB Securities is also a member of the Securities Investor Protection Corporation. As a broker-dealer, SVB Securities is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, SVB Securities is required to maintain the minimum net capital deemed necessary to meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities. In addition, following completion of various studies on investment advisers and broker−dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC’s examination authority over investment advisers, which may have an impact on SVB Asset Management that we cannot currently assess.

International Regulation
Our international-based subsidiaries and global activities, including our banking branch in the United Kingdom and our joint venture bank in China are subject to the respective laws and regulations of those countries and the regions in which they operate. This includes laws and regulations promulgated by, but not limited to, the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom, the China Banking Regulatory Commission, the Hong Kong Monetary Authority and the Reserve Bank of India. Moreover, promulgation by standard-setting bodies that are charged with the development of international regulatory frameworks, such as the Basel Committee on Banking Supervision, can affect the Bank and SVB Financial globally as national regulators implement the frameworks in local jurisdictions.

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
Our loan portfolio has a credit profile different from that of most other banking companies. The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for emerging, early-stage and mid-stage privately-held companies, many of our loans are made to companies with modest or negative cash flows and/or no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Over the past several years, overall economic conditions have improved, particularly since the financial crisis of 2008. Venture capital financing activity, as well as mergers & acquisitions (“M&A”) and initial public offerings (“IPOs”) - activities on which venture capital firms rely to “exit” investments to realize returns - have increased to healthier levels. If current economic conditions weaken or do not continue to improve, such activities may slow down in a meaningful manner, which may impact the financial health of our client companies. In such case, venture capital firms may provide financing in a more selective manner, at lower levels, and/or on less favorable terms, any of which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in the technology and life science & healthcare industry sectors, the two sectors in which most of our borrowers reside, as well as periodic volatility in the market prices for their securities, a borrower's financial position can deteriorate rapidly.

Some of our loans to our larger clients (including those in our Corporate Finance practice which serves our large corporate clients, typically with annual revenues over $75 million) may be made to companies with greater levels of debt relative to their equity, balance sheet liquidity, and/or cash flow. We have been continuing to increase our efforts to lend to larger corporate and private equity clients, as well as to underwrite larger loans. These larger loans include loans equal to or greater than $20 million to a single client, which has over time represented, and continues to represent, an increasingly larger proportion of our total loan portfolio. Additionally, in recent periods, we have increased our efforts to make sponsor-led buyout loans, which are leveraged buyout or recapitalization financings that are typically sponsored by our private equity clients. These buyout loans tend to be larger in size, many of which individually are greater than $20 million. Increasing our loan commitments, especially larger loans, could increase the impact on us of any single borrower default. Moreover, we have been increasing our participation in larger syndicated credit facilities agented by other financial institutions, where our control or decision-making ability over the credit facility is limited to our participation interest.

We may also enter into financing arrangements with our clients, the repayment of which may be dependent on third parties' financial condition or ability to meet their payment obligations. For example, we enter into factoring arrangements which are secured by our clients' accounts receivable from third parties with whom they do business. We also make loans secured by letters of credit issued by other third party banks, or we enter into letters of credit discounting arrangements, the repayment of which may be dependent on the reimbursement by third party banks. We also extend recurring revenue-based lines of credit, where repayment may be dependent on borrowers’ revenues from third parties. Ultimately, these third parties may not meet their financial obligations to our clients or to us, which could have an adverse impact on us.

In our loan portfolio of private equity and venture capital firm clients, many of our clients have lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. In recent periods, we have increased the levels of these capital call lines of credit. These limited partner investors may face liquidity issues or have difficulties meeting their financial commitments, especially during unstable economic times, which may lead to our clients' inability to meet their repayment obligations to us.

We also lend primarily to private equity/venture capital professionals through SVB Private Bank. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. We also lend to premium wineries and vineyards through our wine practice. Repayment of loans made to these clients may be dependent on overall wine demand and sales, or other sources of financing or income (which may be adversely affected by a challenging economic environment), and overall grape supply (which may be adversely affected by poor weather, drought, earthquake, or other natural conditions). The state of California continues to experience severe drought conditions for the fourth straight year in 2015 due to extremely low levels of rainfall. In January 2014, Governor Jerry Brown declared a drought emergency for California. Most of our clients’ wineries and vineyards are based in California, and the drought and any restrictions on water usage may have a material adverse effect on our borrower clients in our Wine practice and their ability to repay their loans.

See “Loans” under “Management's Discussion and Analysis of Financial Condition and Results of Operations --- Consolidated Financial Condition” under Part II, Item 7 in this report.

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
As a lender, we face the risk that our borrower clients will fail to pay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, results of operations or financial condition. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience or are otherwise inconsistent or out of pattern with regards to our credit quality assessments. Moreover, our regulators, as part of their supervisory function, periodically review our methodology, models and the underlying assumptions, estimates and assessments we use for calculating, and the adequacy of, our allowance for loan losses. Our regulators, based on their judgment, may conclude that we should modify our methodology or models, reclassify or downgrade our loans, increase our allowance for loan losses, and/or recognize further losses. There can be no assurance that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition or results of operations.

The borrowing needs of our clients may be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material adverse effect on our business, financial condition, results of operations or reputation.
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. See Note 18 - “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Consolidated Financial Statements ” under Part II, Item 8 in this report for additional details. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective private equity/venture capital firms. In addition, limited partner investors of our private equity/venture capital fund clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may impact our clients' borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations or reputation.

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

Changes in key variable market interest rates, such as the Federal Funds, National Prime, the London Interbank Offered Rate (“LIBOR”) or Treasury rates, generally impact our interest rate spread. While changes in interest rates do not produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates will nevertheless likely cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. Sustained low levels of market interest rates, as we have been experiencing, could continue to place downward pressure on our net income levels. Unexpected or further interest rate changes may adversely affect our business forecasts and expectations. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. In addition, changes in the method of determining LIBOR or other reference rates as a result of concerns in recent years regarding the accuracy of such reference rates may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread, financial condition or results of operations.

Any material reduction in our interest rate spread or the continuation of sustained low levels of market interest rates could have a material adverse effect on our business, results of operations or financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business, both at the SVB Financial and the Bank level. We require sufficient liquidity to meet our expected financial obligations, as well as unexpected requirements stemming from client activity and market changes. Primary liquidity resources for SVB Financial include cash flow from investments and interest in financial assets held by operating subsidiaries other than the Bank; to the extent declared, dividends from the Bank, its main operating subsidiary; and as needed, periodic capital market transactions offering debt and equity instruments in the public and private markets. Client deposits are the primary source of liquidity for the Bank. When needed, wholesale borrowing capacity supplements our liquidity in the form of short- and long-term borrowings secured by our portfolio of high quality investment securities, long-term capital market debt issuances and, finally, through unsecured overnight funding channels available to us in the Federal Funds market. An inability to maintain or raise funds through these sources could have a substantial negative effect, individually or collectively, on SVB Financial and the Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence in us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any failure to manage our liquidity effectively could have a material adverse effect on our financial condition.

Additionally, our credit ratings are important to our liquidity and our business. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, and limit our access to the capital markets. Moreover, a reduction in our credit ratings could increase the interest rates we pay on deposits, or adversely affect perceptions about our creditworthiness and business, or our overall reputation. Any damage to our reputation can also have an adverse effect on our liquidity and our business.

Equity warrant assets, venture capital and private equity funds and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public and private equity and M&A markets, which are uncertain and may vary materially by period.
In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science & healthcare industries. We have also made investments through SVB Financial or our SVB Capital family of funds primarily in venture capital funds and direct investments in companies, many of which are required to be carried at fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, the timing of our receipt of relevant financial information, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of our realization of actual net proceeds, if any, from our disposition of these financial instruments depend upon various factors, some of which are beyond our control. Those factors include the level of IPO and M&A activity (or other “exit” activity), legal and contractual restrictions on our ability to sell equity positions held (including the expiration of any “lock-up” agreements), the perceived and actual performance and future value of the underlying portfolio companies, the current valuation of the financial instruments, the timing of any actual dispositions, and overall market conditions. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, the fair market value of these financial instruments might increase or decrease materially, and the net proceeds realized upon disposition might be different than the then-current recorded fair market value.

In addition, depending on the fair value of these warrants and direct equity investments, a meaningful portion of the aggregate fair value of our total warrant and direct equity investment portfolios may, from time to time, be concentrated in a limited number of warrants and direct equity investments. Valuation changes in one or more of these warrants or direct equity investments may have a material impact on the valuation of the total investment portfolio.

We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. Additionally, the value of our equity warrant asset portfolio depends on, among other things, the underlying value of the issuing companies, which may also vary materially from period to period. See Note 13 - “Derivative Financial Instruments" of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report for additional details.

Public equity offerings and mergers and acquisitions involving our clients or a slowdown in venture capital investment levels may reduce the borrowing needs of our clients, which could adversely affect our business, results of operations or financial condition.

While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. Moreover, our capital call lines of credit are typically utilized by our private equity/venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations or financial condition.

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

The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, SVB provides card transaction processing services to some merchant customers under agreements we have with those merchants and/or with the payment networks. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach. Furthermore, SVB’s cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, SVB is subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise SVB account information. SVB may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security breaches, such as replacing cards associated with compromised card accounts.

We also offer certain services that allow non-accountholders to process payments through SVB’s systems, as well as financial analytics services. In the course of providing those services, we may obtain sensitive data about customers who do not otherwise hold accounts with us, including information regarding accounts held at other institutions, as well as profit and loss and other proprietary financial or other information regarding our customers or the non-accountholders they service. In the event of a data breach, this sensitive information may be exposed and could subject us to claims for damages.

In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition or results of operations could be adversely affected.

We face risks associated with the ability of our information technology systems and our people and processes to support our operations and future growth effectively.
In order to serve our target clients effectively, we have developed, and are continually developing, a comprehensive array of banking and other products and services. In order to support these products and services and for the Company to operate effectively, we have developed, purchased and licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on our operations, including business interruptions which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, regulatory enforcement actions, or damage to our reputation. For example, we are in the process of enhancing our core banking system, as well as implementing and enhancing other systems to support specific business units, including our international operations. We also outsource certain operational and other functions to consultants or other third parties to enhance our overall efficiencies. If we do not implement our systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth or reputation.

Business disruptions and interruptions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition or results of operations.
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

Additionally, natural disasters and external events, including those occurring in and around the state of California, could affect the business and operations of our clients, which could impair their ability to pay their loans or fees when due, impair the value of collateral securing their loans, cause our clients to reduce their deposits with us, or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition or results of operations. A significant portion of our client borrowers are located in, or have operations in, the state of California, which has historically experienced severe natural disasters resulting in disruptions to businesses and damage to property. These clients include our premium winery and vineyard clients, our Private Bank mortgage clients and other corporate clients with California offices. If there is a major earthquake, flood, fire or other natural disaster in California or elsewhere in the markets in which we operate, our borrowers may experience uninsured property losses or sustained disruption to business or loss that may materially impair their ability to meet the terms of their loan obligations.

We face reputation and business risks due to our interactions with business partners, service providers and other third parties.
We rely on third parties, both in the United States and internationally in countries such as the United Kingdom, Hong Kong, China, Israel, and India, in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill their obligations to us, accurately inform us of relevant information and conduct their activities professionally and in a manner that reflects positively on us. In some instances, our regulators may hold us responsible for the performance of parties with which we have these relationships. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational issues, increased expenditures, regulatory actions, damage to our reputation or loss of clients, which could harm our business and operations, financial performance, strategic growth or reputation.

The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, payment processors, and other institutional clients, which may result in payment obligations to us or to our clients due to products arranged by us. Many of these transactions expose us to credit and market risk that may cause our counterparty or client to default. In addition, we are exposed to market risk when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. There is no assurance that any such losses would not materially and adversely affect our business, results of operations or financial condition.
We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers' representations that their financial statements conform to U.S. GAAP (or other applicable accounting standards in foreign markets) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting or reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
Our accounting policies and methods are key to how we report our financial condition and results of operations. They require management to make judgments and estimates about matters that are uncertain.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with U.S. GAAP and reflect management's judgment of the most appropriate manner to report our financial condition or results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential holders of our securities could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.
If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from the NASDAQ Stock Market. This could have an adverse effect on our business, financial condition or results of operations, as well as the trading price of our securities, and could potentially subject us to litigation.

We face risks associated with international operations.
One important component of our strategy is to expand internationally. In 2012, we opened a banking branch in the United Kingdom, as well as a joint venture bank in China. We also currently have offices in Hong Kong, India and Israel but have agreed to sell our subsidiary in India. We plan to expand our operations in some of our current international markets. We may also expand our business beyond those markets. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and doing business with local business partners and other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, incremental requirement of management's attention and resources, differing technology standards or customer requirements, data security risks, cultural differences, political and economic risks, and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations or financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, anti-corruption laws, and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our business and results of operations.
Legal/Regulatory Risks
We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us, and the stringency of the regulatory framework applicable to us may increase if, and as, our asset size continues to grow.
SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve Board, the Consumer Financial Protection Bureau, and the California DBO, as well as various regulatory authorities that govern our global activities. Federal and state laws and regulations govern, restrict, limit or otherwise affect the activities in which we may engage, may affect our ability to expand our business over time, may result in an increase in our compliance costs, including higher FDIC insurance premiums, and may affect our ability to attract and retain qualified executive officers and employees. Further, the stringency of the federal bank prudential regulatory framework that applies to us may increase as our asset size grows. In particular, under the Dodd-Frank Act and current Federal Reserve Board regulations thereunder, certain enhanced prudential standards will apply to us if we reach or exceed $50 billion in total consolidated assets. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material adverse effect on our business, including limiting or imposing conditions on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital and meet other minimum financial standards, which may require us to raise additional capital in the future, affect our ability to use our capital resources for other business purposes or affect our overall business strategies and plans. Furthermore, the Bank for International Settlement's Basel Committee on Banking Supervision has adopted new capital, leverage and liquidity guidelines under the Basel Accord (“Basel III”). The Federal Reserve Board has adopted regulations that generally align with these international standards, and the new Federal Reserve Board regulations have the effect of raising our capital requirements beyond those previously in place. The Federal Reserve Board also has adopted certain stress testing requirements, the results of which we are required to submit to the Federal Reserve Board and to disclose to the public. In addition, depending on the results of the stress tests, we could be required to raise additional capital or take certain other actions. Increased regulatory requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition or results of operations.

We are subject to the Volcker Rule, which limits certain trading and investment activities and has required us to modify our historical venture capital fund investment and sponsorship business and activities.

The Volcker Rule restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. Although we do not believe that we engage in any proprietary trading that is prohibited under the Volcker Rule, certain of our historical venture capital fund investment and sponsorship businesses and activities are affected by the rule. In particular, the Volcker Rule restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. In general, we must be in compliance with these restrictions by July 21, 2015; however, certain legacy investments and relationships are subject to an extended conformance period that ends in July 2016. The Federal Reserve Board has indicated that it intends to extend this conformance deadline to July 2017. In addition, the Federal Reserve Board may extend the conformance deadline for up to an additional five-year years (until July 2022) for investments that are considered illiquid. We intend to seek the maximum extensions (up to July 2022) available to us. Under this rule, we will have to wind-down, transfer, divest or otherwise ensure the termination or expiration of any prohibited interests prior to the end of the applicable conformance period. While we intend to seek the maximum extensions available to us, there is no assurance that we will be granted any of these extensions, and thus, we may be required to divest our prohibited interests within a short period of time and/or at possibly distressed prices.

We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests had an aggregate carrying value of approximately $246 million (and an aggregate fair value of approximately $338 million) as of December 31, 2014. These covered fund interests are comprised of interests attributable, solely, to us in our consolidated managed funds and certain of our non-marketable securities. These Volcker Rule restrictions could have a material adverse effect on our investment portfolio and results of operations. The actual impact from these restrictions will be dependent on a variety of factors, including our ability to obtain regulatory extensions, our ability to sell the investments, our carrying value at the time of any sale, the actual sales price realized, the timing of such sales, and any additional regulatory guidance or interpretations of the Volcker Rule.

If we continue to grow and our total consolidated assets reach or exceed $50 billion, we will be subject to more stringent prudential standards required by the Dodd-Frank Act and regulations adopted by the Federal Reserve Board for large bank holding companies.

Under the Federal Reserve Board’s enhanced prudential standard regulations, bank holding companies with $50 billion or more in total consolidated assets are subject to more stringent prudential requirements.  Pursuant to the Dodd-Frank Act, the more stringent prudential standards include requirements for risk-based and leverage capital, liquidity, risk management, resolution planning, capital stress testing, single-party credit exposure limits, and early remediation --- all of which requires appropriate resources and planning. The Dodd-Frank Act permits, but does not require the Federal Reserve to apply to such large bank holding companies enhanced prudential standards in other areas, including short-term debt limits and enhanced public disclosures.

As of December 31, 2014, our total consolidated assets were $39.3 billion. If we continue to grow, either organically or potentially by future acquisitions, and our total consolidated assets reach or exceed the $50 billion threshold, we will be subject to such enhanced prudential standards, which will impose more stringent requirements or limitations on our business, as well as increase our compliance costs. See the section entitled “Regulatory Matters”.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition or results of operations.
If we were to violate, or fail to comply with, international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations or reputation.
International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the Securities and Exchange Commission ("SEC"), the NASDAQ Stock Market, the Financial Industry Regulatory Authority ("FINRA"), and state securities regulators, regulate investment advisers and broker-dealers, including our subsidiaries, SVB Asset Management and SVB Securities, as applicable. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as imposing restrictions on how we conduct our business, revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums, higher levels of liquidity available to meet the Bank's financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
We are currently involved in certain legal proceedings, and may from time to time be involved in governmental investigations and inquiries, relating to matters that arise in connection with the conduct of our business. While we have not recognized a material accrual liability for lawsuits and claims filed or pending against us to date, the outcome of litigation and other legal and regulatory matters is inherently uncertain and it is possible that the actual results of one or more of such matters currently pending or threatened may be substantially higher than the amounts reserved, or judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.

Changes in accounting standards could materially impact our financial statements.
From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Also, our global initiatives, as well as continuing trends towards the convergence of international accounting standards, such as rules that may be adopted under the International Financial Reporting Standards (“IFRS”), may result in our Company being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition or results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our revising or restating prior period financial statements.

SVB Financial relies on warrant income, investment distributions and dividends from its subsidiaries for most of its cash revenues.
SVB Financial is a holding company and is a separate and distinct legal entity from its subsidiaries. It receives most of its cash revenues from three primary funding sources: warrant income, investment distributions, and dividends from its subsidiaries, primarily the Bank. These sources generate income for SVB Financial to pay operating costs and borrowing costs and to the extent there are any ---- borrowings, dividends, and share repurchases. Our equity warrant assets and investment interests are held by SVB Financial, and any income derived from those financial instruments are subject to a variety of factors as discussed in this “Risk Factors” section. Moreover, various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.
Anti-takeover provisions and federal law, particular those applicable to financial institutions, may limit the ability of another party to acquire us, which could prevent a merger or acquisition that may be attractive to stockholders and/or have a material adverse effect on our stock price.
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
Concentration of risk, including by client industry, size or stage of client companies and client geography, increases the potential for significant losses in our business. While there may exist a great deal of diversity within each industry, our clients are concentrated by these general industry niches: technology, life science & healthcare, private equity/venture capital and premium wine. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications, data storage and electronics), software and internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation. Our life science & healthcare clients are concentrated in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Many of our client companies are concentrated by certain stages within their life cycles, such as early-stage, mid-stage or later-stage, and many of these companies are venture capital-backed. We take deposits from these clients and are also continuing to increase our efforts to lend to larger clients and to make larger loans. In addition, our geographic focus on key domestic and international innovation markets, as well as premium wine markets, may increase our concentration risk. Our loan concentrations are derived from our borrowers engaging in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition. Due to our concentrations, we may suffer losses even when economic and market conditions are generally favorable for our competitors.

Decreases in the amount of equity capital available to our portfolio companies could adversely affect our business, growth and profitability.
Our core strategy is focused on providing banking products and services to companies, including in particular to early-stage to mid-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” and corporate investors. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive additional rounds of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have an adverse effect on our business, profitability and growth prospects.
Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, the prevalence of IPO's or M&A activity of companies within our technology and life science & healthcare industry sectors, the availability and return on alternative investments, economic conditions in the technology, life science & healthcare and private equity/venture capital industries, and overall general economic conditions. Reduced capital markets valuations could reduce the amount of capital available to our client companies, including companies within our technology and life science & healthcare industry sectors.
Because our business and strategy are largely based on this private equity/venture capital financing framework focused on our particular client niches, any material changes in the framework, including unfavorable economic conditions and adverse trends in investment or fund-raising levels, may have a material adverse effect on our business, strategy and overall profitability.
We face competitive pressures that could adversely affect our business, results of operations, financial condition or future growth.
We compete with other banks and specialty and diversified financial services companies and debt funds, some of which are larger than we are, which offer lending, leasing, payments, foreign currency exchange, other financial products and advisory services to our client base. We also compete with other alternative lenders, such as “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have emerged in recent years. Moreover, we compete with non-financial services, particularly payment facilitators/processors or other nonbanking technology providers in the payments industry, which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. In other cases, some competitors may offer a broader range of financial products to our clients, and some competitors may offer a specialized set of specific products or service. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, results of operations, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, results of operations, financial condition or future growth of our non-banking services, including our payments services, as well as our access to capital and attractive investment opportunities for our funds business.

Our ability to maintain or increase our market share depends on our ability to attract and maintain, as well as meet the needs of, existing and future clients.
Our success depends, in part, upon our ability to maintain or increase our market share. In particular, much of our success depends on our ability to attract early-stage or start-up companies and to retain those companies as they grow and mature successfully through the various stages of their life cycles. In order to maintain or increase our market share, we must meet the needs of existing and potential future clients. Not only must we adapt our products and services to evolving industry standards, but we must also innovate new products and services beyond industry standards in order to serve our clients, who are innovators themselves. A failure to achieve market acceptance for any new products or services we introduce, a failure to introduce products or services that the market demands, or the costs associated with developing, introducing and providing new products and services could have an adverse effect on our business, results of operations, growth prospects and financial condition.

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

We are focused on our long-term growth and have undertaken various strategic activities and business initiatives, many of which involve activities that are new to us, or in some cases, experimental in nature. For example, we are expanding our global presence and may engage in activities in jurisdictions where we have limited experience or where legal and regulatory requirements are less certain than in the United States. We are also expanding our payments processing capabilities to better serve our clients, including innovating new electronic payment processing solutions, developing new payments technologies, and supporting new or evolving disruptive payments systems, such as “bitcoin” and other virtual currencies. Given our evolving geographic and product diversification, our innovative product solutions, and our limited experience, these payment-related initiatives may subject us to, among other risks, increased business, reputation and operational risk, as well as more or more complex legal, regulatory and compliance costs and risks.

Our ability to execute strategic activities and new business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating an acquired company or a new growth initiative into our business, operations, services, products, personnel and systems, operating effectively with any partner with whom we elect to do business, meeting applicable regulatory requirements and obtaining applicable regulatory licenses or other approvals, hiring or retaining key employees, achieving anticipated synergies, meeting management's expectations, actually realizing the anticipated benefits of the activities, and overall general market conditions. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny and potential liability. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation or growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

In addition, in order to finance future strategic undertakings, we might require additional financing, which might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations or financial condition.

We face certain risks associated with the pending sale of SVB India Finance Private Limited.

On January 16, 2015, we announced that the Bank and certain of its subsidiaries had entered into a share purchase agreement to sell all of the outstanding capital stock of the Bank’s subsidiary, SVB India Finance Private Limited, a non-banking financial company in India (“SVBIF”), for a total sale price equal to the sum of SVBIF’s “share capital” and “reserves and surplus” accounts (its net asset value) as of a date shortly prior to the closing. Based on SVBIF’s balance sheet as of December 31, 2014, we estimate the total sale price will be approximately INR 3.0 billion (approximately $47.8 million, calculated based on the currency exchange rate as of February 5, 2015). The transaction value will be determined in Indian Rupees, and the U.S. dollar value that we receive will be dependent on the currency exchange rate at the time of the actual close of the transaction. Accordingly, volatility in the currency exchange rate between Indian Rupees and U.S. dollars could cause unexpected changes in the U.S. dollar value that we expect to receive from the sale of SVBIF. In addition, we may incur additional loan charge-offs related to SVBIF, which could impact the final closing sales price. Moreover, the closing of the transaction is subject to certain customary closing conditions, including regulatory approval by the Reserve Bank of India. There can be no assurance that the Reserve Bank of India will approve the sale or that we will otherwise be able to complete the sale based on the expected terms of the transaction, or within our expected time frame or at all.

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

Our risk management framework may not be effective, which could have a material adverse effect on our strategic planning and our mitigation of risks and/or losses, as well as have adverse regulatory consequences.

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputational, fiduciary, global, currency, sovereign, and general economic risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. There is no assurance that our risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us.

If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

In accordance with the Dodd-Frank Act and the Federal Reserve Board’s regulations thereunder, banking organizations with $10 billion to $50 billion in assets are required to perform annual capital stress tests.  The results of our capital stress tests may require us to increase our regulatory capital, raise additional capital or take or decline to take certain other capital-related actions under certain circumstances.  Our stress testing processes also rely on our use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. Also, the assumptions we utilize for our stress tests may not be met with regulatory approval, which could result in our stress tests receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests would likely preclude or delay our growth through acquisition, and would limit our ability to pay any cash dividends.

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

The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation, as well as the loss of key employees.

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
The information set forth under Note 24-“Legal Matters” in the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period during the years ended December 31, 2014 and 2013, was as follows:

	2014		2013
Three months ended:	Low	High	Low	High
March 31	$101.65	$135.00	$56.84	$71.15
June 30	100.30	130.17	65.59	83.91
September 30	102.36	119.16	79.54	91.46
December 31	91.54	118.72	86.06	106.99
As of December 31, 2014, SVB Financial had no preferred stock outstanding.
Holders
As of February 3, 2015, there were 717 registered holders of our stock, and we believe there were approximately 52,529 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
Dividends and Stock Repurchases
SVB Financial does not currently pay cash dividends on our common stock. We have not paid any cash dividends since 1992. Our Board of Directors periodically evaluates whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, changing regulatory rules, particularly rules impacting capital requirements, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation-Restrictions on Dividends” under Part I, Item 1 in this report. SVB Financial did not repurchase any of its common stock during 2014.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 in this report.

 Performance Graph
The following information is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.
The following graph compares, for the period from December 31, 2009 through December 31, 2014, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return*
Among SVB Financial, the S&P 500 Index, the NASDAQ Composite Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/09 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.
Copyright ©2015 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2009	2010	2011	2012	2013	2014
SVB Financial Group	$100.00	$127.34	$114.47	$134.35	$251.70	$278.61
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Bank	100.00	115.72	104.50	122.51	173.89	182.21

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 in this report. Information as of and for the years ended December 31, 2014, 2013, and 2012 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2011 and 2010 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2014	2013	2012	2011	2010
Income statement summary:
Net interest income	$856,595	$697,344	$617,864	$526,277	$418,135
Provision for loan losses	(59,486)	(63,693)	(44,330)	(6,101)	(44,628)
Noninterest income	572,239	673,206	335,546	382,332	247,530
Noninterest expense	(716,871)	(621,680)	(545,998)	(500,628)	(422,818)
Income before income tax expense	652,477	685,177	363,082	401,880	198,219
Income tax expense	(173,762)	(139,058)	(113,269)	(119,087)	(61,402)
Net income before noncontrolling interests	478,715	546,119	249,813	282,793	136,817
Net income attributable to noncontrolling interests	(214,790)	(330,266)	(74,710)	(110,891)	(41,866)
Net income attributable to SVBFG	$263,925	$215,853	$175,103	$171,902	$94,951
Net income available to common stockholders	$263,925	$215,853	$175,103	$171,902	$94,951
Common share summary:
Earnings per common share—basic	$5.39	$4.76	$3.96	$4.00	$2.27
Earnings per common share—diluted	5.31	4.70	3.91	3.94	2.24
Book value per common share	55.33	42.93	41.02	36.07	30.15
Weighted average shares outstanding—basic	48,931	45,309	44,242	43,004	41,774
Weighted average shares outstanding—diluted	49,662	45,944	44,764	43,637	42,478
Year-end balance sheet summary:
Available-for-sale securities	$13,540,655	$11,986,821	$11,343,177	$10,536,046	$7,917,967
Held-to-maturity securities	7,421,042	—	—	—	—
Loans, net of unearned income	14,384,276	10,906,386	8,946,933	6,970,082	5,521,737
Total assets	39,344,640	26,417,189	22,766,123	19,968,894	17,527,761
Deposits	34,343,499	22,472,979	19,176,452	16,709,536	14,336,941
Short-term borrowings	7,781	5,080	166,110	—	37,245
Long-term debt	453,443	455,216	457,762	603,648	1,209,260
SVBFG stockholders' equity	2,817,762	1,966,270	1,830,555	1,569,392	1,274,350
Average balance sheet summary:
Available-for-sale securities	$12,907,135	$10,598,879	$10,685,564	$9,350,381	$5,347,327
Held-to-maturity securities	3,696,417	—	—	—	—
Loans, net of unearned income	11,502,941	9,351,378	7,558,928	5,815,071	4,435,911
Total assets	32,964,195	23,210,747	21,311,172	18,670,499	14,858,236
Deposits	28,320,825	19,619,194	17,910,088	15,568,801	12,028,327
Short-term borrowings	6,264	27,018	70,802	16,994	49,972
Long-term debt	454,474	456,484	518,112	796,823	968,378
SVBFG stockholders' equity	2,523,235	1,927,674	1,735,281	1,448,398	1,230,569
Capital ratios:
SVBFG total risk-based capital ratio	13.92%	13.13%	14.05%	13.95%	17.35%
SVBFG tier 1 risk-based capital ratio	12.91	11.94	12.79	12.62	13.63
SVBFG tier 1 leverage ratio	7.74	8.31	8.06	7.92	7.96
SVBFG tangible common equity to tangible assets (1)	7.16	7.44	8.04	7.86	7.27
SVBFG tangible common equity to risk-weighted assets (1)	12.95	11.63	13.53	13.25	13.54
Bank total risk-based capital ratio	12.12	11.32	12.53	12.33	15.48
Bank tier 1 risk-based capital ratio	11.09	10.11	11.24	10.96	11.61
Bank tier 1 leverage ratio	6.64	7.04	7.06	6.87	6.82
Bank tangible common equity to tangible assets (1)	6.39	6.59	7.41	7.18	6.61
Bank tangible common equity to risk-weighted assets (1)	11.21	9.87	12.08	11.75	11.88
Average SVBFG stockholders' equity to average assets	7.65	8.31	8.14	7.76	8.28
Selected financial results:
Return on average assets	0.80%	0.93%	0.82%	0.92%	0.64%
Return on average common SVBFG stockholders' equity	10.46	11.20	10.09	11.87	7.72
Net interest margin	2.81	3.29	3.19	3.08	3.08
Gross loan charge-offs to average total gross loans	0.37	0.45	0.44	0.41	1.15
Net loan charge-offs (recoveries) to average total gross loans	0.32	0.33	0.31	(0.02)	0.77
Nonperforming assets as a percentage of total assets	0.10	0.20	0.17	0.18	0.22
Allowance for loan losses as a percentage of total gross loans	1.14	1.30	1.23	1.28	1.48

(1)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources-Capital Ratios” under Part II, Item 7 in this report for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" under Part II, Item 6 and our audited consolidated financial statements and supplementary data as presented under Part II, Item 8 in this report. Certain reclassifications have been made to prior years' results to conform to the current period's presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See our cautionary language at the beginning of this report under “Forward Looking Statements”. Actual results could differ materially because of various factors, including but not limited to those discussed in “Risk Factors,” under Part I, Item 1A in this report.
Our fiscal year ends December 31 and, unless otherwise noted, references to years or fiscal years are for fiscal years ended December 31.
Overview of Company Operations
SVB Financial is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For more than 30 years, we have been dedicated to helping innovative companies and their investors succeed, especially in the technology, life science & healthcare, private equity/venture capital and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them through all stages of their life cycles, and key innovation markets around the world.
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
Recent Developments
On January 15, 2015, the Bank, a wholly-owned subsidiary of SVB Financial Group and certain of its subsidiaries entered into a share purchase agreement (the “Agreement”) to sell all of the outstanding capital stock of the Bank’s subsidiary, SVB India Finance Private Limited, a non-banking financial company in India (“SVBIF”), to Temasek, a Singapore investment company, for a total sale price equal to the sum of SVBIF’s “share capital” and “reserves and surplus” accounts (its net asset value) as of a date shortly prior to the closing (the “Sale Transaction”). The closing of the transaction is subject to certain customary closing conditions, including regulatory approval by the Reserve Bank of India (“RBI”). Subject to such RBI approval, the Company expects the Sale Transaction to close in the first quarter of 2015. As a result of the SVBIF pending sale transaction, the Company classified SVBIF's net assets as held-for-sale as assets held-for-sale criteria were met and an impairment loss was recognized at December 31, 2014. Refer to Note 10 - "Disposal - Assets Held-for-Sale" in the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report for details of selected financial information included in the loss from the pending sale.
On January 29, 2015, the Company issued $350 million of 3.5% Senior Notes due in January 2025 (“3.5% Senior Notes”). We received net proceeds from this offering of approximately $346.4 million after deducting underwriting discounts and commissions and estimated expenses payable by us. The Company contributed all of the net proceeds to the Bank.

Management’s Overview of 2014 Financial Performance
Overall, we had another strong year in 2014, which was reflective of exceptional balance sheet growth, as well as, solid core fee income and continued high credit quality. We continued to perform well as a result of our focus on innovation companies and their investors, continued positive business conditions for our clients and our efforts to secure client relationships. We had record consolidated net income available to common stockholders of $263.9 million, with a diluted EPS of $5.31 in 2014, compared to $4.70 in 2013. Diluted EPS in 2014 included a $0.23 loss from the pending sale transaction of SVBIF. In 2014, compared to 2013, we experienced strong growth in net interest income as a result of the increase in interest earned from our fixed income investment portfolio due to an increase in average investments of $6.0 billion, driven by our significant deposit growth, with record high average deposits of $28.3 billion, and average loan growth of $2.2 billion. In addition, we had healthy net gains on investment securities and equity warrant assets, strong growth in core fee income and continued strength in our liquidity and capital base. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, also increased, reflecting growth from our existing clients and new clients. We continued to invest in the improvement and expansion of our product offerings and infrastructure, which contributed to approximately $52.5 million of the $95.2 million increase in our noninterest expense, primarily from increases in professional services, business development and travel and other expenses supporting client services.
2014 results (compared to 2013, where applicable) included:

▪
Growth in our lending business with record high average loan balances of $11.5 billion, an increase of $2.2 billion, or 23.0 percent. Period-end loan balances were $14.4 billion, an increase of $3.5 billion, or 31.9 percent.

▪
Average investment securities, excluding non-marketable and other securities, of $16.6 billion, an increase of $6.0 billion, or 56.7 percent. Period-end investment securities, excluding non-marketable and other securities, of $21.0 billion, an increase of $9.0 billion, or 74.9 percent.

▪	Average deposit balances of $28.3 billion, an increase of 8.7 billion, or 44.4 percent. Period-end deposit balances were $34.3 billion, an increase of $11.9 billion, or 52.8 percent.

▪
Average total client funds (including both on-balance sheet deposits and off-balance sheet client investment funds) were $58.4 billion, an increase of $14.5 billion, or 33.1 percent. Period-end total client funds were $66.7 billion, an increase of $17.9 billion, or 36.6 percent.

▪
Net interest income (fully taxable equivalent basis) of $858.3 million, an increase of $159.2 million, or 22.8 percent, primarily due to an increase in interest income from fixed income investment securities and loans, attributable to growth in average investment and loan balances of $6.0 billion and $2.2 billion, respectively, driven by the strong average deposit growth mentioned above.

▪
Net interest margin of 2.81 percent, compared to 3.29 percent, primarily reflective of growth in both our loan portfolio as well as our lower-yielding fixed income investment portfolio as a result of the significant growth in deposits and lower overall loan and investment yields.

▪
Provision for loan losses of $59.5 million, compared to $63.7 million. The provision of $59.5 million in 2014 was primarily driven by $37.0 million in net charge-offs and $36.6 million from period-end loan growth of $3.5 billion, offset by a $14.1 million decrease reflective of the improvement in the overall credit quality of the portfolio and lower impaired loan balances.

▪
Non-GAAP core fee income (deposit service charges, letters of credit fees, credit card fees, lending related fees, client investment fees, and foreign exchange fees) of $209.6 million, an increase of $34.2 million, or 19.5 percent. This increase was primarily from foreign exchange and credit card fees reflective of increased client activity and transaction volumes. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)

▪
Net gains on investment securities of $267.0 million ($30.7 million, net of noncontrolling interests) primarily driven by strong distributions from our strategic venture capital fund investments and unrealized valuation adjustments from our managed funds of funds, offset by losses from our available-for-sale equity securities holdings, primarily attributable to the sale of shares of FireEye, Inc. ("FireEye") common stock (acquired through the exercise of certain warrants). (See non-GAAP reconciliation under the section “Results of Operations—Noninterest Income—Gains on Investment Securities, Net”)

▪
Net gains of $71.0 million from equity warrant assets, an increase of $24.9 million, or 54.0 percent. The increase was primarily driven by healthy IPO and M&A activity resulting in net gains of $29.8 million from the exercise and conversion of public equity warrant assets, including FireEye and Twitter.

▪
Noninterest expense of $716.9 million, an increase of $95.2 million, or 15.3 percent. The increase was primarily due to increased compensation and benefits expense, reflective of an increase in average FTEs of 146, or 8.7 percent, as well as market adjustments, and professional services, business development and travel and other client support service expenses to support our continued product offerings and infrastructure.

A summary of our performance in 2014 compared to 2013 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2014	2013	% Change
Income Statement:
Diluted earnings per share	$5.31	$4.70	13.0%
Net income available to common stockholders	263,925	215,853	22.3
Net interest income	856,595	697,344	22.8
Net interest margin	2.81%	3.29%	(48)	bps
Provision for loan losses	$59,486	$63,693	(6.6)%
Noninterest income	572,239	673,206	(15.0)
Noninterest expense	716,871	621,680	15.3
Non-GAAP core fee income (1)	209,631	175,475	19.5
Non-GAAP net income available to common stockholders (1)	275,361	215,853	27.6
Non-GAAP diluted earnings per common share (1)	5.54	4.70	17.9
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF Sale Transaction (1)	352,549	330,302	6.7
Non-GAAP noninterest expense, net of noncontrolling interests (2)	698,004	608,966	14.6
Balance Sheet:
Average available-for-sale-securities	$12,907,135	$10,598,879	21.8%
Average held-to-maturity securities (3)	3,696,417	—	—
Average loans, net of unearned income	11,502,941	9,351,378	23.0
Average noninterest-bearing demand deposits	20,410,887	13,892,006	46.9
Average interest-bearing deposits	7,909,938	5,727,188	38.1
Average total deposits	28,320,825	19,619,194	44.4
Earnings Ratios:
Return on average assets (4)	0.80%	0.93%	(14.0)%
Non-GAAP return on average assets (9)	0.84	0.93	(9.7)
Return on average common SVBFG stockholders’ equity (5)	10.46	11.20	(6.6)
Non-GAAP return on average common SVBFG stockholders' equity (10)	10.91	11.20	(2.6)
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.14%	1.30%	(16)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	1.04	1.11	(7)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.37	0.45	(8)
Net loan charge-offs (recoveries) as a percentage of average total gross loans (annualized)	0.32	0.33	(1)
Capital Ratios:
SVBFG total risk-based capital ratio	13.92%	13.13%	79	bps
SVBFG tier 1 risk-based capital ratio	12.91	11.94	97
SVBFG tier 1 leverage ratio	7.74	8.31	(57)
SVBFG tangible common equity to tangible assets (6)	7.16	7.44	(28)
SVBFG tangible common equity to risk-weighted assets (6)	12.95	11.63	132
Bank total risk-based capital ratio	12.12	11.32	80
Bank tier 1 risk-based capital ratio	11.09	10.11	98
Bank tier 1 leverage ratio	6.64	7.04	(40)
Bank tangible common equity to tangible assets (6)	6.39	6.59	(20)
Bank tangible common equity to risk-weighted assets (6)	11.21	9.87	134
Other Ratios:
GAAP operating efficiency ratio (7)	50.17%	45.36%	10.6%
Non-GAAP operating efficiency ratio (2)	57.65	59.16	(2.6)
Book value per common share (8)	$55.33	$42.93	28.9
Other Statistics:
Average full-time equivalent employees	1,815	1,669	8.7%
Period-end full-time equivalent employees	1,914	1,704	12.3

(1)	See “Results of Operations–Noninterest Income” below for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Average held-to-maturity securities balance is reflective of the re-designation from available-for-sale to held-to-maturity effective June 1, 2014.

(4)	Ratio represents consolidated net income available to common stockholders divided by average assets.

(5)	Ratio represents consolidated net income available to common stockholders divided by average SVBFG stockholders’ equity.

(6)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(7)	The operating efficiency ratio is calculated by dividing total noninterest expense by total net interest income plus noninterest income.

(8)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.

(9)	Ratio represents consolidated non-GAAP net income available to common stockholders divided by average assets.

(10)	Ratio represents consolidated non-GAAP net income available to common stockholders divided by average SVBFG stockholders’ equity.
Non-GAAP Net Income, Non-GAAP Diluted Earnings Per Common Share, and Non-GAAP Return on Average Assets and SVBFG Stockholders' Equity
We use and report non-GAAP net income and non-GAAP diluted earnings per common share and non-GAAP return on average assets and stockholders' equity, which excludes, in the year applicable net losses from the pending sale of SVBIF. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.
A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share data and ratios)	2014	2013
Net income available to common stockholders	$263,925	$215,853
Less: net losses on SVBIF Sale Transaction (1)	13,934	—
Tax impact from net losses on SVBIF Sale Transaction	(5,398)	—
Tax impact of undistributed earnings of SVBIF	2,900	—
Non-GAAP net income available to common stockholders	$275,361	$215,853
GAAP earnings per common share—diluted	$5.31	$4.70
Less: net losses on SVBIF Sale Transaction (1)	0.28	—
Tax impact from net losses on SVBIF Sale Transaction	(0.11)	—
Tax impact of undistributed earnings of SVBIF	0.06	—
Non-GAAP earnings per common share—diluted	$5.54	$4.70
Weighted average diluted common shares outstanding	49,661,547	45,943,686

(1) Pre-tax net losses of $13.9 million on the pending sale of SVBIF are included in other noninterest income at December 31, 2014.
A reconciliation of GAAP to non-GAAP return on average assets and return on average SVBFG stockholders' equity for 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands, except ratios)	2014	2013
Net income available to common stockholders	$263,925	$215,853
Non-GAAP net income available to common stockholders	$275,361	$215,853
Average Assets	$32,964,195	$23,210,747
Return on average assets	0.80%	0.93%
Non-GAAP return on average assets	0.84	0.93
Average SVBFG stockholders' equity	$2,523,235	$1,927,674
Return on average SVBFG stockholders' equity	10.46%	11.20%
Non-GAAP return on average SVBFG stockholders' equity	10.91	11.20

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
We disclose our method and approach for each of our critical accounting policies in Note 2-“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.
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
Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is inherently imprecise. We apply a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval and then at least annually, each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our allowance is sensitive to changes in the assigned credit risk rating. Assuming a downgrade of one level in the internal risk ratings for our loan portfolio the allowance for loan and lease losses would have increased by $6.2 million at December 31, 2014.
These sensitivity analyses do not represent management’s expectations of the deterioration in risk ratings or the increases in loss rates but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan and lease losses to changes in key inputs. We believe the risk ratings and loss severities currently in use are appropriate and that the probability of the alternative scenarios outlined above occurring within a short period of time is remote.
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
Our allowance for loan losses is also sensitive to changes in economic factors. We apply qualitative allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These qualitative allocations are based upon management's assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation. Refer to Note 2-“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report for a summary of the factors management considers for its qualitative allocation as part of management's estimate of the changing risks in the lending environment.

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
Fair Value Measurements
We use fair value measurements to record fair value for certain financial instruments and to determine fair value disclosures. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2-“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.
ASC 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the significant inputs to the valuation methodology used for measurement are observable or unobservable and the significance of the level of the input to the entire measurement. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are defined in Note 2-“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value (Level 1 measurements). When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring and provide more weighting to price quotes that are based upon orderly transactions (Level 2 measurements). In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement (Level 3 measurements). Significant judgment is required to determine whether certain assets measured at fair value are included in Level 2 or Level 3. When making this judgment, we consider available information and our understanding of the valuation techniques and significant inputs used. The classification of Level 2 or Level 3 is based upon the specific facts and circumstances of each instrument or instrument category and judgments are made regarding the significance of the Level 3 inputs to the instrument's fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. Accordingly, the degree of judgment exercised by management in determining fair value is greater for financial assets and liabilities categorized as Level 3. Our valuation processes include a number of key controls that are designed to ensure that fair value is measured appropriately.
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the amounts measured using significant Level 3 inputs. The fair value of the remaining assets and liabilities were measured using valuation methodologies involving market-based or market-derived information (collectively Level 1 and 2 measurements).

	December 31,
	2014		2013
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$15,008,982	$1,316,784	$13,331,120	$1,314,951
As a percentage of total assets	38.1%	3.3%	50.5%	5.0%
Liabilities carried at fair value	$31,111	$—	$14,013	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	91.2%	8.8%	90.1%	9.9%

Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital and private equity funds and direct equity investments in privately-held companies, and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted) and equity warrant assets (shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 2-“Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. (See “Risk Factors” under Item 1A of Part I above)
During 2014, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $451.7 million (which is inclusive of noncontrolling interest), primarily due to valuation increases in underlying investments in our managed funds, as well as gains from liquidity events and distributions. During 2013 and 2012, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $420.3 million and $104.7 million (which is inclusive of noncontrolling interest), respectively.
Derivative Assets-Equity Warrant Assets
As discussed above, the valuation of our equity warrant assets is a Level 3 measurement which requires a significant degree of management judgment in order to value the assets. Our equity warrant asset policy is also considered a critical policy due to the variability of returns from our shares of private and public companies and due to the degree of management judgment in selecting a valuation approach for our equity warrant assets.
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
Additionally, management has the ability to select from several valuation techniques and has alternative approaches in the calculation of significant inputs. The selection of alternative valuation techniques or alternative approaches used to calculate significant inputs in the current methodology may cause our estimated values of these assets to differ significantly from the values recorded. Further, the inherent uncertainty in the process of valuing these assets for which a ready market is unavailable may cause our estimated values of these assets to differ significantly from the values that would have been derived had a ready market for the assets existed, and those differences could be material and ultimately, the fair value of equity warrant assets may never be realized, which could result in significant losses.
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
Results of Operations
Net Interest Income and Margin (Fully Taxable Equivalent Basis)
Net interest income is defined as the difference between interest earned from loans, our fixed income investment portfolio (available-for-sale and held-to-maturity securities) and our short-term investment securities and interest paid on funding sources. Net interest income is one of our principal sources of revenue. Net interest margin is defined as net interest income, on a fully taxable equivalent basis, as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0 percent.
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

	2014 compared to 2013			2013 compared to 2012
	Change due to			Change due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$3,117	$(707)	$2,410	$389	$(480)	$(91)
Fixed income investment portfolio (taxable)	98,572	(7,363)	91,209	(1,279)	9,578	8,299
Fixed income investment portfolio (non-taxable)	—	(100)	(100)	(497)	(61)	(558)
Loans, net of unearned income	117,222	(48,481)	68,741	105,518	(32,460)	73,058
Increase (decrease) in interest income, net	218,911	(56,651)	162,260	104,131	(23,423)	80,708
Interest expense:
NOW deposits	137	185	322	106	30	136
Money market deposits	4,585	(1,659)	2,926	2,257	168	2,425
Money market deposits in foreign offices	54	(73)	(19)	33	(1)	32
Time deposits	(47)	(217)	(264)	50	(12)	38
Sweep deposits in foreign offices	98	(77)	21	(162)	(1)	(163)
Total increase (decrease) in deposits expense	4,827	(1,841)	2,986	2,284	184	2,468
Short-term borrowings	(76)	—	(76)	(108)	50	(58)
5.375% Senior Notes	11	53	64	11	(21)	(10)
Junior Subordinated Debentures	(10)	29	19	(11)	20	9
5.70% Senior Notes	—	—	—	(863)	—	(863)
6.05% Subordinated Notes	(19)	70	51	(16)	(15)	(31)
Other long-term debt	—	—	—	(92)	—	(92)
Total (decrease) increase in borrowings expense	(94)	152	58	(1,079)	34	(1,045)
Increase (decrease) in interest expense, net	4,733	(1,689)	3,044	1,205	218	1,423
Increase (decrease) in net interest income	$214,178	$(54,962)	$159,216	$102,926	$(23,641)	$79,285
Net Interest Income (Fully Taxable Equivalent Basis)
2014 compared to 2013
Net interest income increased by $159.2 million to $858.3 million in 2014, compared to $699.1 million in 2013. Overall, the increase in our net interest income was primarily due to higher average loan balances and growth in our investment securities portfolio, which has increased as a result of the continued growth in deposits. These increases were partially offset by lower overall loan and investments yields.
The main factors affecting interest income and interest expense for 2014, compared to 2013, are discussed below:

•	Interest income for 2014 increased by $162.3 million primarily due to:

◦
A $91.1 million increase in interest income on investment securities to $276.2 million in 2014, compared to $185.1 million in 2013 with the majority of the increase due to a $6.0 billion increase in average balances due to strong deposit growth. Interest income was offset by a decrease in the overall yield on our investment securities portfolio, which decreased 9 basis points to 1.66 percent. Lower reinvestment yields, resulting from a lower overall market rate environment and an increase in purchases of U.S. Treasury securities in 2014 contributed to a decrease in yields of 21 basis points.

◦
A $68.7 million increase in interest income on loans to $610.9 million in 2014, compared to $542.2 million in 2013. This increase was reflective of an increase in average loan balances of $2.2 billion, partially offset by a decrease of 49 basis points in the overall yield on our loan portfolio. The decrease in yields was reflective of a continued change in the mix of our overall loan portfolio. Our loan growth in 2014 primarily came from our private equity/venture capital loan portfolio which, on average, tend to have lower yielding loans. Our yields were also impacted by the increased price competition and the overall low market rate environment throughout 2014.

•
Interest expense for 2014 increased to $35.3 million, compared to $32.3 million for the comparable 2013 period. The increase in interest expense was primarily from interest-bearing money market deposits of $2.9 million, mainly attributable to growth of $1.9 billion in our average money market deposit balances.

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

◦	A $7.7 million increase in interest income on fixed income securities to $185.1 million in 2013, compared to $177.3 million in 2012. The increase of $7.7 million was primarily due to:

▪
An increase of $25.8 million resulting from the decrease in premium amortization expense. Premium amortization expense for 2013 was $29.8 million, compared to $55.6 million in 2012. The decrease in premium amortization expense was reflective of higher treasury rates during 2013 resulting in a slow-down of prepayments during 2013 as compared to 2012. Average 5-year, and 10-year, treasury bill rates were higher by 41, and 55, basis points, respectively, for 2013 as compared to 2012.

▪
A decrease of $16.3 million as a result of a decline in yields and $1.6 million reflective of lower volume resulting from the strategic timing of the investment of excess cash during the low interest rate environment throughout most of 2013.

▪	A decrease of $17.9 million in interest income, excluding premium amortization expense, for the year ended 2013 compared to 2012.

•	Interest expense for 2013 increased by $1.4 million primarily due to:

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
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 48 basis points to 2.81 percent in 2014, compared to 3.29 percent in 2013 and 3.19 percent in 2012.
2014 compared to 2013
The decrease in our net interest margin in 2014 was primarily reflective of growth in both our loan portfolio as well as our lower-yielding fixed income investment portfolio as a result of the significant growth in deposits and, as noted above, lower overall loan and investment yields. Our loan portfolio (higher-yielding assets) comprised 38 percent of our average interest-earning assets for the year ended December 31, 2014 compared to 44 percent for 2013.
2013 compared to 2012
The increase in our net interest margin in 2013 was primarily due to increased net interest income from loans, primarily as a result of a $1.8 billion increase in average loan balances (higher-yielding assets). The increase in our net interest margin was partially offset by a change in the mix of our investment portfolio as a larger proportion of our available for sale securities portfolio was invested in lower-yielding U.S. agency securities.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2014, 2013 and 2012:

Average Balances, Yields and Rates Paid for the Year-Ended December 31, 2014, 2013 and 2012

	Year ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,465,036	$6,464	0.26%	$1,309,770	$4,054	0.31%	$1,191,805	$4,145	0.35%
Investment Securities: (2)
Available-for-sale securities:
Taxable	12,873,327	195,698	1.52	10,516,177	180,162	1.71	10,594,533	171,863	1.62
Non-taxable (3)	33,808	2,040	6.03	82,702	4,925	5.96	91,031	5,483	6.02
Held-to-maturity securities:
Taxable	3,646,836	75,673	2.08	—	—	—	—	—	—
Non-taxable (3)	49,581	2,785	5.62	—	—	—	—	—	—
Total loans, net of unearned income (4) (5)	11,502,941	610,945	5.31	9,351,378	542,204	5.80	7,558,928	469,146	6.21
Total interest-earning assets	30,571,529	893,605	2.92	21,260,027	731,345	3.44	19,436,297	650,637	3.35
Cash and due from banks	232,890			274,272			303,156
Allowance for loan losses	(134,044)			(122,489)			(102,068)
Other assets (6)	2,293,820			1,798,937			1,673,787
Total assets	$32,964,195			$23,210,747			$21,311,172
Funding sources:
Interest-bearing liabilities:
NOW deposits	$170,299	$801	0.47%	$135,585	$479	0.35%	$105,060	$343	0.33%
Money market deposits	5,423,350	9,920	0.18	3,534,466	6,994	0.20	2,703,434	4,569	0.17
Money market deposits in foreign offices	224,675	137	0.06	159,700	156	0.10	125,962	124	0.10
Time deposits	154,698	370	0.24	168,209	634	0.38	154,917	596	0.38
Sweep deposits in foreign offices	1,936,916	886	0.05	1,729,228	865	0.05	2,055,209	1,028	0.05
Total interest-bearing deposits	7,909,938	12,114	0.15	5,727,188	9,128	0.16	5,144,582	6,660	0.13
Short-term borrowings	6,264	3	0.05	27,018	79	0.29	70,802	137	0.19
5.375% Senior Notes	348,313	19,323	5.55	348,094	19,259	5.53	347,886	19,269	5.54
Junior Subordinated Debentures	54,940	3,352	6.10	55,115	3,333	6.05	55,291	3,324	6.01
5.70% Senior Notes	—	—	—	—	—	—	59,375	863	1.45
6.05% Subordinated Notes	51,221	529	1.03	53,275	478	0.90	55,079	509	0.92
Other long-term debt	—	—	—	—	—	—	481	92	19.13
Total interest-bearing liabilities	8,370,676	35,321	0.42	6,210,690	32,277	0.52	5,733,496	30,854	0.54
Portion of noninterest-bearing funding sources	22,200,853			15,049,337			13,702,801
Total funding sources	30,571,529	35,321	0.11	21,260,027	32,277	0.15	19,436,297	30,854	0.16
Noninterest-bearing funding sources:
Demand deposits	20,410,887			13,892,006			12,765,506
Other liabilities	419,043			331,343			350,610
SVBFG stockholders’ equity	2,523,235			1,927,674			1,735,281
Noncontrolling interests	1,240,354			849,034			726,279
Portion used to fund interest-earning assets	(22,200,853)			(15,049,337)			(13,702,801)
Total liabilities and total equity	$32,964,195			$23,210,747			$21,311,172
Net interest income and margin		$858,284	2.81%		$699,068	3.29%		$619,783	3.19%
Total deposits	$28,320,825			$19,619,194			$17,910,088
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,689)			(1,724)			(1,919)
Net interest income, as reported		$856,595			$697,344			$617,864

(1)
Includes average interest-earning deposits in other financial institutions of $364 million, $191 million and $250 million in 2014, 2013 and 2012, respectively. For 2014, 2013 and 2012, balances also include $1.9 billion, $1.0 billion and $0.7 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $97.3 million, $84.3 million and $76.1 million in 2014, 2013 and 2012, respectively.

(6)
Average investment securities of $1.8 billion, $1.3 billion and $1.3 billion in 2014, 2013 and 2012, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. For a more detailed discussion of credit quality and the allowance for loan losses, see “Critical Accounting Policies and Estimates” above and “-Consolidated Financial Condition-Credit Quality and the Allowance for Loan Losses” below.
The following table summarizes our allowance for loan losses for 2014, 2013 and 2012, respectively:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Allowance for loan losses, beginning balance	$142,886	$110,651	$89,947
Provision for loan losses	59,486	63,693	44,330
Gross loan charge-offs	(43,168)	(42,666)	(33,319)
Loan recoveries	6,155	11,208	9,693
Allowance for loan losses, ending balance	$165,359	$142,886	$110,651
Provision for loan losses as a percentage of total gross loans	0.41%	0.58%	0.49%
Gross loan charge-offs as a percentage of average total gross loans	0.37	0.45	0.44
Net loan charge-offs as a percentage of average total gross loans	0.32	0.33	0.31
Allowance for loan losses as a percentage of period-end total gross loans	1.14	1.30	1.23
Period-end total gross loans	$14,488,766	$10,995,268	$9,024,248
Average total gross loans	11,592,052	9,431,128	7,623,417
We had a provision for loan losses of $59.5 million in 2014, compared to a provision of $63.7 million in 2013. The provision of $59.5 million in 2014 was primarily driven by net charge-offs of $37.0 million and period-end loan growth of $3.5 billion resulting in a provision of $36.6 million, offset by a reserve release of $7.9 million in 2014 due to the improvement of the credit quality of our overall loan portfolio and a $6.2 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances. Gross loan charge-offs of $43.2 million and loan recoveries of $6.2 million were primarily from our hardware and software and internet client portfolios.
We had a provision for loan losses of $63.7 million in 2013, compared to a provision of $44.3 million in 2012. The provision of $63.7 million in 2013 was primarily driven by net charge-offs of $31.5 million and period-end loan growth of $2.0 billion resulting in a provision of $21.9 million. Gross loan charge-offs of $42.7 million and loan recoveries of $11.2 million in 2013 were primarily from our hardware, software and internet, and other commercial client portfolios.
Our impaired loans totaled $38.1 million at December 31, 2014, compared to $51.6 million at December 31, 2013. The allowance for loan losses related to impaired loans was $15.1 million at December 31, 2014, compared to $21.3 million at December 31, 2013.

Noninterest Income
A summary of noninterest income, and reconciliation of non-GAAP core fee income to GAAP noninterest income, for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Non-GAAP core fee income (1):
Foreign exchange fees	$71,659	$57,411	24.8%	$52,433	9.5%
Credit card fees	41,792	32,461	28.7	24,809	30.8
Deposit service charges	39,937	35,948	11.1	33,421	7.6
Lending related fees (2)	25,711	20,980	22.6	18,038	16.3
Letters of credit and standby letters of credit fees	15,649	14,716	6.3	15,150	(2.9)
Client investment fees	14,883	13,959	6.6	14,539	(4.0)
Total non-GAAP core fee income	209,631	175,475	19.5	158,390	10.8
Gains on investment securities, net	267,023	419,408	(36.3)	122,114	NM
Gains on derivative instruments, net	96,845	42,184	129.6	18,679	125.8
Other	(1,260)	36,139	(103.5)	36,363	(0.6)
GAAP noninterest income	$572,239	$673,206	(15.0)	$335,546	100.6

NM—Not meaningful

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.

(2)
Lending related fees consists of fee income associated with credit commitments such as unused commitment fees, syndication fees and other loan processing fees and, historically, has been included in other noninterest income. Prior period amounts have been reclassified to conform to the current period presentation.

Included in noninterest income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital and Debt Fund Investments, the entire income or loss from certain funds, even those in which we own significantly less than 100% of the investment. We are required under GAAP to consolidate 100% of the results of entities that we are deemed to control. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests, net losses on the SVBIF Sale Transaction, as well as gains from sales of certain available-for-sale-securities and certain other assets. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a reconciliation of non-GAAP noninterest income, net of noncontrolling interests and non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF Sale Transaction and gains on sales of certain assets, each to GAAP noninterest income:

	Year ended December 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
GAAP noninterest income	$572,239	$673,206	(15.0)%	$335,546	100.6%
Less: income attributable to noncontrolling interests, including carried interest	233,624	342,904	(31.9)	85,940	NM
Non-GAAP noninterest income, net of noncontrolling interests	338,615	330,302	2.5	249,606	32.3
Less: net losses on SVBIF Sale Transaction (1)	(13,934)	—	100.0	—	—
Less: gains on sales of certain available-for-sale securities (2)	—	—	—	4,955	(100.0)
Less: net gains on the sale of certain assets related to our equity management services business (3)	—	—	—	4,243	(100.0)
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF Sale Transaction and gains on sales of certain assets	$352,549	$330,302	6.7	$240,408	37.4

NM—Not meaningful

(1)	Pre-tax net losses of $13.9 million on the pending sale of SVBIF are included in other noninterest income at December 31, 2014.

(2)	Gains on the sales of $316 million in certain available-for-sale securities are included in gains on investment securities, net at December 31, 2012.

(3)	Net gains of $4.2 million from the sale of certain assets related to our equity management services business are included in other noninterest income at December 31, 2012.

Gains on Investment Securities, Net
Net gains on investment securities include both gains from our non-marketable and other securities, as well as gains from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale and held-to-maturity securities portfolios are primarily fixed income investment portfolios that are managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification, as well as to address our asset/liability management objectives. Our available-for-sale securities portfolio may, from time to time, hold equity securities as a result of our exercised equity warrant assets. Sales of equity securities held as a result of exercised warrants, result in net gains or losses on investment securities. These sales are consistent with the provisions of our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of investment securities in our available-for-sale portfolio may result in net gains or losses and are also consistent with the provisions of our investment policy.
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
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
In 2014, we had net gains on investment securities of $267.0 million, compared to $419.4 million and $122.1 million in 2013 and 2012, respectively. Non-GAAP net gains on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities, were $30.7 million in 2014, compared to $77.3 million and $31.5 million in 2013 and 2012, respectively. Net gains on investment securities, net of noncontrolling interests of $30.7 million in 2014 were driven by the following:

•	Gains of $26.5 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments.

•	Gains of $22.9 million from our managed funds of funds, primarily related to unrealized valuation adjustments.

•
Losses of $18.6 million from our available-for-sale securities portfolio, primarily attributable to the sale of shares of FireEye common stock (acquired through the exercise of certain warrants) during the second quarter of 2014.

The following table provides a reconciliation of non-GAAP net gains on investment securities, net of noncontrolling interests, to GAAP gains on investment securities, net, for 2014, 2013 and 2012:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Year ended December 31, 2014
GAAP gains (losses) on investment securities, net	$262,463	$(6,512)	$3,191	$(18,597)	$26,478	$267,023
Less: gains (losses) attributable to noncontrolling interests, including carried interest	239,588	(3,279)	(15)	—	—	236,294
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$22,875	$(3,233)	$3,206	$(18,597)	$26,478	$30,729
Year ended December 31, 2013
GAAP gains on investment securities, net	$169,749	$229,506	$9,440	$538	$10,175	$419,408
Less: gains (losses) attributable to noncontrolling interests, including carried interest	154,741	187,392	(5)	—	—	342,128
Non-GAAP net gains on investment securities, net of noncontrolling interests	$15,008	$42,114	$9,445	$538	$10,175	$77,280
Year ended December 31, 2012
GAAP gains on investment securities, net	$44,198	$54,662	$12,381	$4,241	$6,632	$122,114
Less: gains attributable to noncontrolling interests, including carried interest	40,828	44,778	34	—	—	85,640
Non-GAAP net gains on investment securities, net of noncontrolling interests	3,370	9,884	12,347	4,241	6,632	36,474
Less: gain on sales of certain available-for-sale securities	—	—	—	4,955	—	4,955
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests and excluding gains on sales of certain available-for-sale securities	$3,370	$9,884	$12,347	$(714)	$6,632	$31,519

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Equity warrant assets (1):
Gains on exercises, net	$29,802	$8,716	NM	$10,000	(12.8)%
Change in fair value:
Cancellations and expirations	(856)	(450)	90.2%	(1,522)	(70.4)
Changes in fair value	42,066	37,835	11.2	10,907	NM
Net gains on equity warrant assets	71,012	46,101	54.0	19,385	137.8
Gains on foreign exchange forward contracts, net:
Gains (losses) on client foreign exchange forward contracts, net (2)	5,081	(452)	NM	460	(198.3)
Gains (losses) on internal foreign exchange forward contracts, net (3)	21,598	(4,213)	NM	(103)	NM
Total gains (losses) on foreign exchange forward contracts, net	26,679	(4,665)	NM	357	NM
Change in fair value of interest rate swaps	(50)	14	NM	603	(97.7)
Net (losses) gains on other derivatives (4)	(796)	734	NM	(1,666)	(144.1)
Gains on derivative instruments, net	$96,845	$42,184	129.6	$18,679	125.8

NM—Not meaningful

(1)
At December 31, 2014, we held warrants in 1,478 companies, compared to 1,320 companies at December 31, 2013 and 1,270 companies at December 31, 2012. The total value of our warrant portfolio was $117 million at December 31, 2014, $103 million at December 31, 2013, and $74 million at December 31, 2012. Of the 1,478 companies, 25 companies made up approximately 35% of the fair value of the portfolio at December 31, 2014.

(2)	Represents the net gains (losses) for foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades.

(3)
Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Refer to revaluation of foreign currency instruments included in the line item "Other" within noninterest income for the amount we were able to partially offset.

(4)
Primarily represents the change in fair value of loan conversion options held by SVB Financial. For more information, refer to Note 13—"Derivative Financial Instruments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.

Gains on derivative instruments, net, were $96.8 million in 2014, compared to $42.2 million in 2013 and $18.7 million in 2012. The increase of $54.6 million in 2014 was primarily due to the following:

•
Net gains on equity warrant assets of $71.0 million in 2014, compared to net gains of $46.1 million in 2013. The $24.9 million increase was primarily due to net gains of $29.8 million from the exercise of equity warrant assets, reflective of the exercise and conversion of several of our public warrants including, FireEye and Twitter, compared to $8.7 million in 2013. In addition, net gains from warrant valuations were $42.1 million in 2014 compared to $37.8 million in 2013, an increase of $4.3 million primarily driven by changes in warrant valuations from our private company warrant portfolio.

•
Net gains of $21.6 million on internal foreign exchange forward contracts hedging certain of our foreign currency denominated instruments in 2014, compared to net losses of $4.2 million for the comparable 2013 period. The higher gains in 2014 were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling. These gains are offset by losses of $21.6 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

The $23.5 million increase of gains on derivative instruments, net in 2013 compared to 2012 was primarily due to the following:

•
Net gains on equity warrant assets of $46.1 million in 2013, compared to net gains of $19.4 million in 2012. The $26.7 million increase was primarily due to net gains from warrant valuations of $37.8 million from both private and public clients, of which $14.2 million in gains resulted from increases in valuations of FireEye and Twitter, compared to $10.9 million in 2012.

Foreign Exchange Fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients and offsetting trades with correspondent banks. Foreign exchange fees were $71.7 million in 2014, compared to $57.4 million and $52.4 million in 2013 and 2012, respectively. The increases were primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional values.
Credit Card Fees
Credit card fees were $41.8 million in 2014, compared to $32.5 million and $24.8 million in 2013 and 2012, respectively. The increases reflected increased client awareness of our credit card products and the introduction of custom payment solutions, which has resulted in new credit card clients and an increase in client activity. Custom payment solutions primarily utilize virtual cards for clients with high volume payment processing needs.
Deposit Service Charges
Deposit service charges were $39.9 million in 2014, compared to $35.9 million and $33.4 million in 2013 and 2012, respectively. The increases were reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size.
Lending Related Fees
Lending related fees were $25.7 million in 2014, compared to $21.0 million and $18.0 million in 2013 and 2012, respectively. The increase in 2014 is due to an increase in unused commitment fees. Unused loan commitments increased to $13.5 billion at December 31, 2014 from $10.5 billion at December 31, 2013.
Client Investment Fees
We offer a variety of investment products on which we earn fees. These products include money market mutual funds, overnight repurchase agreements and sweep money market funds available through the Bank; client-directed accounts offered through SVB Securities, our broker dealer subsidiary, or fixed income management services offered through SVB Asset Management, our investment advisory subsidiary.
Client investment fees were $14.9 million in 2014, compared to $14.0 million and $14.5 million in 2013 and 2012, respectively. The nominal increase from 2013 to 2014 was reflective of an increase in average client investment funds partially offset by lower margins earned on certain products due to low rates in the short-term fixed income markets. The increase in average client investment funds was driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, as well as our cash sweep product. The following table summarizes average client investment funds for 2014, 2013 and 2012:

	Year ended December 31,
(Dollars in millions)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Client directed investment assets (1)	$7,173	$7,207	(0.5)%	$7,335	(1.7)%
Client investment assets under management	16,049	11,775	36.3	10,282	14.5
Sweep money market funds	6,814	5,237	30.1	2,596	101.7
Total average client investment funds (2)	$30,036	$24,219	24.0	$20,213	19.8

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

The following table summarizes period-end client investment funds at December 31, 2014, 2013 and 2012:

	December 31,
(Dollars in millions)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Client directed investment assets	$6,158	$7,073	(12.9)%	$7,604	(7.0)%
Client investment assets under management	18,253	12,689	43.8	10,824	17.2
Sweep money market funds	7,957	6,601	20.5	4,085	61.6
Total period-end client investment funds	$32,368	$26,363	22.8	$22,513	17.1

Other Noninterest (Loss) Income
A summary of other noninterest (loss) income for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Fund management fees	$13,498	$11,163	20.9%	$11,057	1.0%
Service-based fee income	8,801	7,807	12.7	7,937	(1.6)
Net gains on the sale of certain assets related to our equity management services business	—	—	—	4,243	(100.0)
Net losses on the sale of certain assets related to our SVBIF Sales Transaction	(13,934)	—	—	—	—
(Losses) gains on revaluation of foreign currency instruments (1)	(21,636)	3,016	NM	1,677	79.8
Other (2)	12,011	14,153	(15.1)	11,449	23.6
Total other noninterest (loss) income	$(1,260)	$36,139	(103.5)	$36,363	(0.6)

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

Total loss in other noninterest income was $1.3 million in 2014, compared to income of $36.1 million in 2013 and income of $36.4 million in 2012. The decrease of $37.4 million in other noninterest income from 2014 to 2013 was due to the following:

•
Losses of $21.6 million from the revaluation of foreign currency instruments, compared to gains of $3.0 million in 2013. The revaluation losses were primarily due to the strengthening of the U.S. Dollar against the Euro and Pound Sterling. The losses from the revaluation of foreign currency instruments were offset by net gains of $21.6 million for 2014 on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income in the line item "gains on derivative instruments" as noted above.

•	Pre-tax net losses of $13.9 million related to the pending sale of SVBIF, which consists of:

◦	Approximately $12.9 million of losses primarily attributable to cumulative foreign currency translation adjustment, and

◦	$1.0 million in accrued transaction-related expenses.
The pre-tax net losses of $13.9 million are offset by the related tax impacts which are reflected in income taxes resulting in a post-tax net loss of $11.4 million.

The decrease of $0.3 million in 2013 was primarily due to the following:

•	Nonrecurring gains of $4.2 million on the sale of certain assets related to our equity management services business in the second quarter of 2012.

•
Gains of $3.0 million on the revaluation of foreign currency instruments, compared to gains of $1.7 million in 2012. The revaluation gains were primarily due to the weakening of the U.S. Dollar against the Euro and Pound Sterling.

Noninterest Expense
A summary of noninterest expense for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Compensation and benefits	$409,486	$366,801	11.6%	$326,942	12.2%
Professional services	94,377	76,178	23.9	67,845	12.3
Premises and equipment	49,716	45,935	8.2	40,689	12.9
Business development and travel	40,057	33,334	20.2	29,409	13.3
Net occupancy	30,004	24,937	20.3	22,536	10.7
FDIC assessments	19,206	12,784	50.2	10,959	16.7
Correspondent bank fees	13,118	12,142	8.0	11,168	8.7
Provision for unfunded credit commitments	6,511	7,642	(14.8)	488	NM
Other	54,396	41,927	29.7	35,962	16.6
Total noninterest expense	$716,871	$621,680	15.3	$545,998	13.9

NM—Not meaningful
Included in noninterest expense is expense attributable to noncontrolling interests. See below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests and net gains from note repurchases and termination of corresponding interest rate swaps (when applicable). We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests and excluding net losses on SVBIF Sale Transaction and gains on sales of certain assets:

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
GAAP noninterest expense	$716,871	$621,680	15.3%	$545,998	13.9%
Less: expense attributable to noncontrolling interests	18,867	12,714	48.4	11,336	12.2
Non-GAAP noninterest expense, net of noncontrolling interests	$698,004	$608,966	14.6	$534,662	13.9
GAAP net interest income	$856,595	$697,344	22.8	$617,864	12.9
Adjustments for taxable equivalent basis	1,689	1,724	(2.0)	1,919	(10.2)
Non-GAAP taxable equivalent net interest income	$858,284	$699,068	22.8	$619,783	12.8
Less: income attributable to noncontrolling interests	33	76	(56.6)	106	(28.3)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$858,251	$698,992	22.8	$619,677	12.8
GAAP noninterest income	$572,239	$673,206	(15.0)	$335,546	100.6
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF Sale Transaction and gains on sales of certain assets	352,549	330,302	6.7	240,408	37.4
GAAP total revenue	$1,428,834	$1,370,550	4.3	$953,410	43.8
Non-GAAP taxable equivalent revenue, net of noncontrolling interests and excluding net losses on SVBIF Sale Transaction and gains on sales of certain assets	$1,210,800	$1,029,294	17.6	$860,085	19.7
GAAP operating efficiency ratio	50.17%	45.36%	10.6	57.27%	(20.8)
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF Sale Transaction and gains on sales of certain assets (1)	57.65	59.16	(2.6)	62.16	(4.8)

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests by non-GAAP total taxable-equivalent revenue, net of noncontrolling interests and excluding net losses on SVBIF Sale Transaction and gains on sales of certain assets.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Compensation and benefits
Salaries and wages	$186,763	$159,455	17.1%	$150,536	5.9%
Incentive compensation & ESOP	107,564	103,494	3.9	86,684	19.4
Other employee benefits (1)	115,159	103,852	10.9	89,722	15.7
Total compensation and benefits	$409,486	$366,801	11.6	$326,942	12.2
Period-end full-time equivalent employees	1,914	1,704	12.3	1,615	5.5
Average full-time equivalent employees	1,815	1,669	8.7	1,581	5.6

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant incentive and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $409.5 million in 2014, compared to $366.8 million in 2013 and $326.9 million in 2012. The key factors driving the increase in compensation and benefits expense in 2014 were as follows:

•
An increase of $27.3 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, as well as from market adjustments. Average FTEs increased by 146 to 1,815 in 2014, compared to 1,669 in

2013, primarily to support our product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.

•
An increase of $11.3 million in other employee benefits, primarily due to share-based plan expense primarily as a result of the increase in the valuation of the SVB Financial's common stock and to various other employee benefits that increased due to the increase in average FTEs.

•	An increase of $4.1 million in incentive compensation and ESOP expense, primarily reflective of an increase in average FTEs.
The increase in compensation and benefits expense of $39.9 million in 2013 as compared to 2012 was primarily due to the following:

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

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $125.3 million in 2014, compared to $123.2 million in 2013 and $101.2 million in 2012. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $94.4 million in 2014, compared to $76.2 million in 2013 and $67.8 million in 2012. The increases were primarily due to increased activities to support our expansion of product offerings as well as our continued investment into ongoing business and IT infrastructure initiatives.
Premises and Equipment
Premises and equipment expense was $49.7 million in 2014, compared to $45.9 million in 2013 and $40.7 million in 2012. The increases were primarily due to increased spending to enhance and maintain our IT infrastructure.
Business Development and Travel
Business development and travel expense was $40.1 million in 2014, compared to $33.3 million in 2013 and $29.4 million in 2012. The increases were primarily due to an increase in client related events supporting the growth of our business as well as employee related expenses due to the increase in average FTEs.
Net Occupancy
Net occupancy expense was $30.0 million in 2014, compared to $24.9 million in 2013 and $22.5 million in 2012. The increases were primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices to support our growth.
FDIC Assessments
FDIC assessments expense was $19.2 million in 2014, compared to $12.8 million in 2013 and $11.0 million in 2012. The increases were due to the increase of $9.8 billion and $1.9 billion in average assets in 2014 and 2013, respectively.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $6.5 million in 2014, compared to $7.6 million in 2013 and $0.5 million in 2012. The provision in 2014 was primarily due to growth in total loan commitments available for funding and commercial and standby letters of credit which, increased by $3.2 billion to $14.7 billion in 2014 from $11.5 billion in 2013.

We recorded a provision for unfunded credit commitments of $7.6 million in 2013, compared to $0.5 million in 2012. The provision in 2013 was primarily due to growth in total loan commitments available for funding and commercial and standby letters of credit balances which increased by $2.9 billion in 2013.
Other Noninterest Expense
A summary of other noninterest expense for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Client services	$10,692	$8,181	30.7%	$6,910	18.4%
Tax credit fund amortization	9,691	6,436	50.6	3,911	64.6
Data processing services	8,079	7,895	2.3	5,876	34.4
Telephone	7,250	6,258	15.9	6,528	(4.1)
Postage and supplies	3,196	2,462	29.8	2,482	(0.8)
Dues and publications	2,549	1,745	46.1	2,067	(15.6)
Other	12,939	8,950	44.6	8,188	9.3
Total other noninterest expense	$54,396	$41,927	29.7	$35,962	16.6

Other noninterest expense was $54.4 million in 2014 compared to $41.9 million and $36.0 million for 2013 and 2012 respectively. The increase was primarily due to increases in tax credit fund amortization expense reflective of $55.1 million and $16.1 million in additional tax credit fund investment purchases in 2014 and 2013, respectively, as well as an increase in client services expense related to increased transaction process volumes and increased marketing expense, included in other, for advertising/promotion in new and existing markets.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” in our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Net interest income (1)	$(33)	$(76)	(56.6)%	$(106)	(28.3)%
Noninterest income (1)	(240,661)	(372,246)	(35.3)	(88,823)	NM
Noninterest expense (1)	18,867	12,714	48.4	11,336	12.2
Carried interest income (2)	7,037	29,342	(76.0)	2,883	NM
Net income attributable to noncontrolling interests	$(214,790)	$(330,266)	(35.0)	$(74,710)	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $214.8 million in 2014, compared to $330.3 million in 2013. Net income attributable to noncontrolling interests of $214.8 million for 2014 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $236.3 million ($243.3 million excluding carried interest) primarily from gains of $239.6 million from our managed funds of funds primarily due to unrealized valuation increases from IPO, M&A activity and other valuation increases across the portfolio, partially offset by losses of $3.3 million from our managed direct venture funds. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net". The decrease of $22.3 million in carried interest income primarily reflects overall lower net gains on investment securities as the price per share of FireEye's common stock decreased during the year, and

•	Noninterest expense of $18.9 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Net income attributable to noncontrolling interests was $330.3 million in 2013, compared to $74.7 million in 2012. Net income attributable to noncontrolling interests of $330.3 million for 2013 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $342.1 million ($371.5 million excluding carried interest) primarily from gains of $154.7 million from our managed funds of funds and $187.4 million from our managed direct venture funds primarily related to the increase in FireEye valuation. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net". The increase of $26.5 million in carried interest income, to $29.3 million in 2013 compared to $2.9 million in 2012, also primarily reflects the impact of the increase in FireEye valuations in our managed direct funds, and

•	Noninterest expense of $12.7 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Net income attributable to noncontrolling interests was $74.7 million in 2012, compared to $110.9 million in 2011. Net income attributable to noncontrolling interests of $74.7 million for 2012 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $85.6 million ($88.5 million excluding carried interest) primarily from gains of $40.8 million from our managed funds of funds and $44.8 million from our managed direct venture funds, and

•	Noninterest expense of $11.3 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Income Taxes
Our effective income tax expense rate was 39.7 percent in 2014, compared to 39.2 percent in 2013 and 39.3 percent in 2012. The increase in the tax rate in 2014 was primarily attributable to a tax liability incurred on foreign unremitted earnings as a result of the pending sale of SVBIF, partially offset by higher tax credits from our tax advantaged investments. The decrease in the tax rate in 2013 was primarily attributable to lower state taxes offset by a one-time prior period tax expense adjustment of $2.9 million.
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 21—”Segment Reporting” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report for additional details.
The following is our reportable segment information for 2014, 2013 and 2012:

Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Net interest income	$742,274	$641,384	15.7%	$593,770	8.0%
Provision for loan losses	(58,622)	(65,290)	(10.2)	(45,417)	43.8
Noninterest income	213,084	202,404	5.3	188,821	7.2
Noninterest expense	(510,165)	(429,650)	18.7	(393,151)	9.3
Income before income tax expense	$386,571	$348,848	10.8	$344,023	1.4
Total average loans, net of unearned income	$10,286,448	$8,401,943	22.4	$6,750,951	24.5
Total average assets	30,286,374	21,395,501	41.6	19,557,289	9.4
Total average deposits	27,364,246	19,072,608	43.5	17,574,001	8.5

Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $386.6 million in 2014, compared to $348.8 million in 2013 and $344.0 million in 2012, which reflected the continued growth of our core commercial business and clients, with an increase in pressure on overall loan yields as a result of the low interest rate environment and increased competition. The key components of GCB's performance are discussed below:
2014 compared to 2013
Net interest income from GCB increased by $100.9 million in 2014, primarily due to a $62.1 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $64.2 million increase in the FTP earned for deposits due to average deposit growth, which were partially offset by a $17.9 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $58.6 million in 2014, compared to $65.3 million in 2013. The provision of $58.6 million was primarily due to net charge-offs and period-end loan growth of $3.5 billion resulting in a provision of $36.6 million, offset by a reduction in reserves of approximately $14.0 million reflective of an increase in the overall credit quality of the loan portfolio and a decrease in impaired loan balances.
Noninterest income increased by $10.7 million in 2014, primarily due to higher foreign exchange fees and credit card fees. The increase was primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional volumes. The increase in credit card fees reflects increased client utilization of our credit card products and custom payment solutions by new and existing clients. Noninterest income was also offset by the $13.9 million impact of the held-for-sale classification of SVBIF.
Noninterest expense increased by $80.5 million in 2014, primarily due to an increase in salaries and wages, net occupancy and professional services expenses. The increase in salaries and wages was primarily due to an increase in the average number of FTEs at GCB, which increased by 123 to 1,467 in 2014, compared to 1,344 in 2013. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in professional services was due to increased activities to support our expansion of product offerings as well as our continued investment into ongoing business and IT infrastructure initiatives. Net occupancy costs increased due to the impact of lease renewals at higher rates, reflective of market conditions, and the expansion of certain existing offices.
2013 compared to 2012
Net interest income from GCB increased by $47.6 million in 2013, primarily due to a $70.5 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $13.0 million increase in the FTP earned for deposits due to average deposit growth, which were partially offset by a $38.7 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $65.3 million in 2013, compared to $45.4 million in 2012. The provision of $65.3 million was primarily due to net charge-offs and period-end loan growth of $2.0 billion resulting in a provision of $21.9 million.
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
Noninterest expense increased by $36.5 million in 2013, primarily due to increases in compensation and benefits and premises and equipment expenses. Incentive compensation increased primarily from the increase in average FTEs. Higher compensation and benefits expenses were attributable to increased incentive plan and salaries and wages expenses. The increase in our incentive plan expenses was primarily related to our strong performance in 2013, which we exceeded internal performance targets. The increase in salaries and wages was primarily due to an increase in the average number of FTEs at GCB, which increased by 83 to 1,344 in 2013, compared to 1,261 in 2012. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in premises and equipment was primarily due to increased spending to enhance and maintain our IT infrastructure.
SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Net interest income	$31,427	$26,701	17.7%	$21,807	22.4%
(Provision for) reduction of loan losses	(864)	1,597	(154.1)	1,087	46.9
Noninterest income	1,494	1,209	23.6	681	77.5
Noninterest expense	(10,571)	(9,195)	15.0	(7,388)	24.5
Income before income tax expense	$21,486	$20,312	5.8	$16,187	25.5
Total average loans, net of unearned income	$1,157,024	$919,831	25.8	$758,471	21.3
Total average assets	1,150,835	955,441	20.5	759,251	25.8
Total average deposits	890,062	524,398	69.7	313,836	67.1
Income before income tax expense from SVB Private Bank increased to $21.5 million in 2014, compared to $20.3 million in 2013 and $16.2 million in 2012. The key drivers of SVB Private Bank's performance are discussed below:
2014 compared to 2013
Net interest income increased by $4.7 million in 2014, primarily from an increase in loan interest income from an increase in average loan balances and an increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a decrease in the overall yield on our Private Bank loan portfolio, reflective of the low interest rate environment.
We had a provision for loan losses from SVB Private Bank of $0.9 million in 2014, primarily due to period-end loan growth. The reduction of loan losses of $1.6 million in 2013 was primarily due to a decrease in the reserve for impaired loans resulting from lower impaired loan balances.
Noninterest expense increased by $1.4 million in 2014, primarily driven by expenses related to our new Wealth Advisory practice.
2013 compared to 2012
Net interest income increased by $4.9 million in 2013, primarily from an increase in loan interest income from an increase in average loan balances and an increase in the FTP earned for deposits due to average deposit growth. These increases were partially offset by a decrease in the overall yield on our Private Bank loan portfolio, reflective of the low interest rate environment.
Noninterest expense increased by $1.8 million in 2013, primarily due to increased incentive plan expenses due to our strong performance in 2013, which exceeded internal performance targets.

SVB Capital

	Year ended December 31,
(Dollars in thousands)	2014	2013	% Change 2014/2013	2012	% Change 2013/2012
Net interest income	$58	$20	190.0%	$15	33.3%
Noninterest income	58,058	75,037	(22.6)	27,435	173.5
Noninterest expense	(12,668)	(10,737)	18.0	(11,263)	(4.7)
Income before income tax expense	$45,448	$64,320	(29.3)	$16,187	NM
Total average assets	$320,129	$289,328	10.6	$239,335	20.9

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
Income before income tax expense from SVB Capital was $45.4 million in 2014, compared to $64.3 million in 2013 and $16.2 million in 2012, which reflects significant gains from our managed funds. The key drivers of SVB Capital's performance are discussed below:
2014 compared to 2013
Noninterest income decreased $17.0 million to $58.1 million in 2014. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $43.3 million in 2014, compared to net gains of $62.6 million in 2013. The net gains on investment securities of $43.3 million in 2014 were primarily driven by gains from our strategic and other investments driven by strong distributions from strategic venture capital fund investments and unrealized valuation gains from our managed funds of funds.

•	Fund management fees of $13.5 million for 2014, compared to $11.2 million in 2013. Fund management fees increased due to the addition of the Capital Partners III, LP fund in 2014.
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

•	Fund management fees of $11.2 million for 2013, compared to $11.1 million in 2012.
Consolidated Financial Condition
Our total assets were $39.3 billion at December 31, 2014, an increase of $12.9 billion, or 48.9 percent, compared to $26.4 billion at December 31, 2013, which increased by $3.7 billion or 16.0 percent, compared to $22.8 billion at December 31, 2012. Below is a summary of the individual components driving the changes in total assets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.8 billion at December 31, 2014, an increase of $257 million, or 16.7 percent, compared to $1.5 billion at December 31, 2013.

As of December 31, 2014 and December 31, 2013, $861 million and $715 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $440 million and $300 million, respectively.
Investment Securities
Investment securities totaled $22.7 billion at December 31, 2014, an increase of $9.1 billion, or 67.1 percent, compared to $13.6 billion at December 31, 2013, which increased by $1.1 billion or 8.4 percent, compared to $12.5 billion at December 31, 2012.
Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The following table presents a profile of our investment securities portfolio at December 31, 2014, 2013 and 2012:

	December 31,
(Dollars in thousands)	2014	2013	2012
Available-for-sale securities, at fair value:
U.S. treasury securities	$7,302,273	$—	$25,247
U.S. agency debentures	3,561,556	4,345,232	3,447,628
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	2,473,576	1,473,433
Agency-issued collateralized mortgage obligations—fixed rate	1,884,843	3,325,758	4,103,974
Agency-issued collateralized mortgage obligations—variable rate	784,475	1,186,573	1,772,748
Agency issued commercial mortgage-backed securities	—	564,604	422,098
Municipal bonds and notes	—	86,027	93,529
Equity securities	7,508	5,051	4,520
Total available-for-sale securities	13,540,655	11,986,821	11,343,177
Held-to-maturity securities, at amortized cost:
U.S. agency debentures	405,899	—	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,799,923	—	—
Agency-issued collateralized mortgage obligations—fixed rate	3,185,109	—	—
Agency-issued collateralized mortgage obligations—variable rate	131,580	—	—
Agency-issued commercial mortgage-backed securities	814,589	—	—
Municipal bonds and notes	83,942	—	—
Total held-to-maturity securities	7,421,042	—	—
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	1,130,882	862,972	665,921
Other venture capital investments	71,204	32,839	127,091
Other Securities (fair value accounting)	108,251	321,374	—
Non-marketable securities (equity method accounting):
Other investments	142,674	142,883	139,330
Low income housing tax credit funds	118,650	72,241	70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	140,551	148,994	161,884
Other investments	16,676	14,191	19,721
Total non-marketable and other securities	1,728,888	1,595,494	1,184,265
Total investment securities	$22,690,585	$13,582,315	$12,527,442

Available-for-Sale Securities
Available-for-sale securities were $13.5 billion at December 31, 2014, an increase of $1.5 billion, or 13.0 percent, compared to $12.0 billion at December 31, 2013, which increased by $0.7 billion or 5.7 percent, compared to $11.3 billion at December 31, 2012. The increase in 2014 was primarily due to purchases of new investments of $8.4 billion, partially offset by a $5.4 billion transfer of securities out of our available-for-sale securities portfolio into a held-to-maturity securities portfolio as discussed below, and by paydowns, scheduled maturities and called maturities of $1.6 billion. The purchases of new investments of $8.4 billion were primarily comprised of fixed-rate U.S. Treasury securities. The paydowns, scheduled maturities and called maturities on securities of $1.6 billion were comprised of $1.3 billion in fixed-rate securities and $0.3 billion in variable-rate securities.
The increase in 2013, compared to 2012, was primarily due to purchases of new investments of $3.3 billion, partially offset by paydowns, scheduled maturities and called maturities of $2.4 billion. The purchases of new investments of $3.3 billion were primarily comprised of fixed-rate agency-issued mortgage securities and fixed-rate agency debentures. The paydowns, scheduled maturities and called maturities on securities of $2.4 billion were comprised of $1.8 billion in fixed-rate securities and $0.6 billion in variable-rate securities.
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
Held-to-maturity securities were $7.4 billion at December 31, 2014. In addition to the re-designation noted above during 2014, there were purchases of $2.6 billion, primarily comprised of Government National Mortgage Association ("GNMA") backed securities, as well as paydowns and maturities of $0.6 billion.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized as mentioned above.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2014, our estimated fixed income securities portfolio duration was 2.8 years, compared to 3.3, and 2.2, years at December 31, 2013 and 2012, respectively.
Non-Marketable and Other Securities
Non-marketable and other securities were $1.7 billion at December 31, 2014, an increase of $133 million, or 8.4 percent, compared to $1.6 billion at December 31, 2013, which increased by $411 million or 34.7 percent, compared to $1.2 billion at December 31, 2012. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100 percent of these investments that we are deemed to control, even though we may own less than 100 percent of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
The increase in non-marketable and other securities of $133 million in 2014 was primarily related to the following:

◦
Gains of $262 million from our managed funds of funds, primarily related to unrealized valuation increases from IPO, M&A activity and other valuation increases across the managed funds of funds portfolio.

◦	Gains of $26 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments.

◦	Partially offset by net sales and distributions of $140 million across our non-marketable and other securities portfolio.
The increase in non-marketable and other securities of $411 million in 2013 was primarily related to the following:

◦	Gains of $230 million from our managed direct venture funds, driven by the continued strong stock performance of successful portfolio company IPOs during the year.

◦	Gains of $170 million from our managed funds of funds, primarily related to unrealized valuation increases from IPO, M&A activity and other valuation increases across the portfolio.
The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2014, 2013 and 2012:

	December 31,
	2014		2013		2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,130,882	$84,368	$862,972	$76,505	$665,921	$75,893
Other venture capital investments (2)	71,204	1,823	32,839	2,097	127,091	8,962
Other securities (fair value accounting) (3)	108,251	7,802	321,374	23,058	—	—
Non-marketable securities (equity method accounting):
Other investments	142,674	142,674	142,883	142,883	139,330	139,330
Low income housing tax credit funds	118,650	118,650	72,241	72,241	70,318	70,318
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	140,551	140,551	148,994	148,994	161,884	161,884
Other investments	16,676	16,676	14,191	14,191	19,721	19,721
Total non-marketable and other securities	$1,728,888	$512,544	$1,595,494	$479,969	$1,184,265	$476,108

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2014, 2013 and 2012:

	December 31,
	2014		2013		2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$24,645	$3,096	$29,104	$3,656	$32,850	$4,126
SVB Strategic Investors Fund II, LP	97,250	8,336	96,185	8,244	91,294	7,825
SVB Strategic Investors Fund III, LP	269,821	15,841	260,272	15,280	209,696	12,311
SVB Strategic Investors Fund IV, LP	291,291	14,564	226,729	11,337	169,931	8,497
Strategic Investors Fund V Funds	226,111	350	118,181	184	40,622	112
Strategic Investors Fund VI Funds	89,605	—	7,944	12	—	—
SVB Capital Preferred Return Fund, LP	62,110	13,386	59,028	12,722	53,643	12,652
SVB Capital—NT Growth Partners, LP	61,973	21,006	61,126	21,339	60,120	23,842
SVB Capital Partners II, LP	302	15	708	36	1,303	66
Other private equity fund	7,774	7,774	3,695	3,695	6,462	6,462
Total venture capital and private equity fund investments	$1,130,882	$84,368	$862,972	$76,505	$665,921	$75,893

(2)	The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2014, 2013 and 2012:

	December 31,
	2014		2013		2012
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$3,291	$352	$6,564	$702	$43,493	$4,652
SVB Capital Partners II, LP	20,481	1,040	22,684	1,152	79,761	4,051
Capital Partners III, LP	41,055	—	—	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund	6,377	431	3,591	243	3,837	259
Total other venture capital investments	$71,204	$1,823	$32,839	$2,097	$127,091	$8,962

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December 31, 2014, the amount primarily includes total unrealized gains of $75 million in one public company, FireEye. The extent to which any unrealized gains (or losses) will become realized is subject to a variety of factors, including, among other things, changes in prevailing market prices and the timing of any sales or distribution of securities and may also be constrained by lock-up agreements. None of the FireEye related investments currently are subject to a lock-up agreement.

Loans
The following table details the composition of the loan portfolio, net of unearned income, as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial loans:
Software and internet (1)	$4,954,676	$4,102,636	$3,261,489	$2,492,849	$1,820,680
Hardware (1)	1,131,006	1,213,032	1,118,370	952,303	641,052
Private equity/venture capital	4,582,906	2,386,054	1,732,699	1,117,419	1,036,201
Life science & healthcare (1)	1,289,904	1,170,220	1,066,199	863,737	575,944
Premium wine	187,568	149,841	143,511	130,245	144,972
Other (1)	234,551	288,904	315,453	342,147	375,928
Total commercial loans	12,380,611	9,310,687	7,637,721	5,898,700	4,594,777
Real estate secured loans:
Premium wine (2)	606,753	514,993	413,513	345,988	312,255
Consumer loans (3)	1,118,115	873,255	685,300	534,001	361,704
Other	39,651	30,743	—	—	—
Total real estate secured loans	1,764,519	1,418,991	1,098,813	879,989	673,959
Construction loans (4)	78,626	76,997	65,742	30,256	60,178
Consumer loans	160,520	99,711	144,657	161,137	192,823
Total loans, net of unearned income (5)(6)	$14,384,276	$10,906,386	$8,946,933	$6,970,082	$5,521,737

(1)
Because of the diverse nature of energy and resource innovation products and services, for our loan-related reporting purposes, ERI-related loans are reported under our hardware, software and internet, life science & healthcare and other commercial loan categories, as applicable.

(2)
Included in our premium wine portfolio are gross construction loans of $112 million, $112 million, $148 million, $111 million and $119 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(3)	Consumer loans secured by real estate at December 31, 2014, 2013, 2012, 2011 and 2010 were comprised of the following:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Loans for personal residence	$918,629	$685,327	$503,378	$350,359	$189,039
Loans to eligible employees	133,568	121,548	110,584	99,704	88,510
Home equity lines of credit	65,918	66,380	71,338	83,938	84,155
Consumer loans secured by real estate	$1,118,115	$873,255	$685,300	$534,001	$361,704

(4)	Construction loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(5)	Unearned income, net of deferred costs, was $104 million, $89 million, $77 million, $60 million and $46 million in 2014, 2013, 2012, 2011 and 2010, respectively.

(6)	Included within our total loan portfolio are credit card loans of $131 million, $85 million, $64 million, $50 million and $33 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
We saw an increase primarily in commercial loans from December 31, 2013 to December 31, 2014 in our private equity/venture capital and software and internet industry segments, with particularly strong growth in sponsor-led buyouts by later stage clients in our software and internet portfolio, as well as from capital call lines of credit for our private equity/venture capital clients.
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

	December 31,
	2014		2013
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$4,996,246	34.5%	$4,141,358	37.7%
Hardware	1,140,494	7.9	1,224,480	11.1
Private equity/venture capital	4,621,299	31.9	2,408,426	21.9
Life science & healthcare	1,300,727	9.0	1,181,266	10.7
Premium wine	189,142	1.3	151,255	1.4
Other	236,519	1.6	291,630	2.7
Commercial loans	12,484,427	86.2	9,398,415	85.5
Real estate secured loans:
Premium wine	607,507	4.2	515,942	4.7
Consumer loans	1,117,661	7.7	873,070	7.9
Other	39,983	0.3	31,033	0.3
Real estate secured loans	1,765,151	12.2	1,420,045	12.9
Construction loans	78,851	0.5	77,165	0.7
Consumer loans	160,337	1.1	99,643	0.9
Total gross loans	$14,488,766	100.0%	$10,995,268	100.0%

The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2014:

	December 31, 2014
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,214,082	$670,212	$1,174,410	$917,546	$1,019,996	$4,996,246
Hardware	204,513	226,135	240,039	146,826	322,981	1,140,494
Private equity/venture capital	426,985	445,677	677,568	568,743	2,502,326	4,621,299
Life science & healthcare	340,214	238,585	284,618	216,805	220,505	1,300,727
Premium wine	77,409	38,413	45,222	28,098	—	189,142
Other	101,779	42,906	36,904	23,235	31,695	236,519
Commercial loans	2,364,982	1,661,928	2,458,761	1,901,253	4,097,503	12,484,427
Real estate secured loans:
Premium wine	151,314	169,719	205,692	80,782	—	607,507
Consumer loans	977,747	139,914	—	—	—	1,117,661
Other	—	6,000	11,250	22,733	—	39,983
Real estate secured loans	1,129,061	315,633	216,942	103,515	—	1,765,151
Construction loans	14,069	24,194	40,588	—	—	78,851
Consumer loans	65,326	22,593	16,418	20,000	36,000	160,337
Total gross loans	$3,573,438	$2,024,348	$2,732,709	$2,024,768	$4,133,503	$14,488,766
At December 31, 2014, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.2 billion, or 42.5 percent of our portfolio. These loans represented 170 clients, and of these loans, $28 million were on nonaccrual status as of December 31, 2014.
The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2013:

	December 31, 2013
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,031,179	$647,060	$905,815	$832,375	$724,929	$4,141,358
Hardware	280,794	205,705	187,140	235,973	314,868	1,224,480
Private equity/venture capital	328,073	248,787	371,980	201,193	1,258,393	2,408,426
Life science & healthcare	332,991	262,420	249,749	122,426	213,680	1,181,266
Premium wine	77,431	24,667	24,810	24,347	—	151,255
Other	131,351	48,698	—	76,581	35,000	291,630
Commercial loans	2,181,819	1,437,337	1,739,494	1,492,895	2,546,870	9,398,415
Real estate secured loans:
Premium wine	136,748	128,291	146,439	73,594	30,870	515,942
Consumer loans	760,693	82,545	9,832	20,000	—	873,070
Other	2,500	5,000	—	23,533	—	31,033
Real estate secured loans	899,941	215,836	156,271	117,127	30,870	1,420,045
Construction loans	16,432	48,359	12,374	—	—	77,165
Consumer loans	46,019	20,022	600	3,003	29,999	99,643
Total gross loans	$3,144,211	$1,721,554	$1,908,739	$1,613,025	$2,607,739	$10,995,268

At December 31, 2013, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $4.2 billion, or 38.4 percent of our portfolio. These loans represented 122 clients, and of these loans, none were on nonaccrual status as of December 31, 2013.

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life science & healthcare loan portfolio includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at approximately 7.9 percent of total gross loans at December 31, 2014 and 9.2 percent at December 31, 2013. Typically, these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party or a public offering. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay its debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At December 31, 2014, our lending to private equity/venture capital firms represented 31.9 percent of total gross loans, compared to 21.9 percent of total gross loans at December 31, 2013. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At December 31, 2014, sponsor-led buyout loans represented 13.2 percent of total gross loans, compared to 12.5 percent of total gross loans at December 31, 2013. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk.
At December 31, 2014, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.1 percent and 3.8 percent, respectively, of total gross loans, compared to 7.3 percent and 4.2 percent, respectively at December 31, 2013. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 34.5 percent of our outstanding total gross loan balances as of December 31, 2014 were to borrowers based in California compared to 39.7 percent as of December 31, 2013. Other than California, there were no states where our borrowers were based with balances greater than 10 percent.
As of December 31, 2014, 83.9 percent, or $12.2 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 78.4 percent, or $8.6 billion, as of December 31, 2013. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2014, for fixed and variable rate loans:

	Remaining Contractual Maturity of Gross Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial loans:
Software and internet	$110,308	$488,450	$—	$598,758
Hardware	41,106	84,254	—	125,360
Private equity/venture capital	5,697	100,979	1,110	107,786
Life science & healthcare	37,549	555,642	—	593,191
Premium wine	2,084	5,444	2,147	9,675
Other	63,082	16,725	—	79,807
Total commercial loans	259,826	1,251,494	3,257	1,514,577
Real estate secured loans:
Premium wine	806	119,996	338,675	459,477
Consumer loans	4,057	63,643	185,292	252,992
Other	—	—	22,733	22,733
Total real estate secured loans	4,863	183,639	546,700	735,202
Construction loans	53,321	15,949	3,502	72,772
Consumer loans	5,923	7,010	—	12,933
Total fixed-rate loans	$323,933	$1,458,092	$553,459	$2,335,484

Variable-rate loans:
Commercial loans:
Software and internet	$926,889	$3,364,096	$106,503	$4,397,488
Hardware	361,913	653,221	—	1,015,134
Private equity/venture capital	2,800,540	1,687,419	25,554	4,513,513
Life science & healthcare	82,553	624,983	—	707,536
Premium wine	115,630	62,108	1,729	179,467
Other	75,128	58,349	23,235	156,712
Total commercial loans	4,362,653	6,450,176	157,021	10,969,850
Real estate secured loans:
Premium wine	28,547	51,146	68,337	148,030
Consumer loans	17,385	30,434	816,850	864,669
Other	—	17,250	—	17,250
Total real estate secured loans	45,932	98,830	885,187	1,029,949
Construction loans	6,051	28	—	6,079
Consumer loans	64,974	74,904	7,526	147,404
Total variable-rate loans	$4,479,610	$6,623,938	$1,049,734	$12,153,282
Total gross loans	$4,803,543	$8,082,030	$1,603,193	$14,488,766
Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

Loan Administration
The Credit Committee of our Board of Directors oversees our credit risks and strategies, as well as our key credit policies and lending practices.
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
Credit Quality Indicators
As of December 31, 2014, our criticized and impaired loans represented 5.2 percent of our total gross loans. This compares to 5.7 percent at December 31, 2013. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up approximately 7.9 percent of our loan portfolio. It is common for an emerging early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts only a few weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
Credit Quality and Allowance for Loan Losses
The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses balance, beginning of year	$142,886	$110,651	$89,947	$82,627	$72,450
Charge-offs:
Commercial loans:
Software and internet	(21,031)	(8,861)	(4,316)	(10,252)	(16,230)
Hardware	(15,265)	(18,819)	(20,247)	(4,828)	(10,568)
Life science & healthcare	(2,951)	(6,010)	(5,080)	(4,201)	(17,629)
Premium wine	(35)	—	(584)	(449)	(1,457)
Other	(3,886)	(8,107)	(2,485)	(3,954)	(4,866)
Total commercial loans	(43,168)	(41,797)	(32,712)	(23,684)	(50,750)
Consumer loans	—	(869)	(607)	(220)	(489)
Total charge-offs	(43,168)	(42,666)	(33,319)	(23,904)	(51,239)

Recoveries:
Commercial loans:
Software and internet	1,425	1,934	4,874	11,659	5,838
Hardware	2,238	2,677	1,107	455	5,715
Life science & healthcare	374	1,860	334	6,644	3,738
Premium wine	240	170	650	1,223	222
Other	1,499	2,995	1,377	471	737
Total commercial loans	5,776	9,636	8,342	20,452	16,250
Consumer loans	379	1,572	1,351	4,671	538
Total recoveries	6,155	11,208	9,693	25,123	16,788
Provision for loan losses	59,486	63,693	44,330	6,101	44,628
Allowance for loan losses balance, end of year	$165,359	$142,886	$110,651	$89,947	$82,627

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2014		2013		2012		2011		2010
(Dollars in thousands)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)
Commercial loans:
Software and internet	$80,981	34.5%	$64,084	37.7%	$42,648	36.5%	$38,263	35.8%	$29,288	33.0%
Hardware	25,860	7.9	36,553	11.1	29,761	12.5	16,810	13.7	14,688	11.6
Private equity/venture capital	27,997	31.9	16,385	21.9	9,963	19.4	7,319	16.1	8,241	18.8
Life science & healthcare	15,208	9.0	11,926	10.7	13,606	11.9	10,243	12.4	9,077	10.5
Premium wine	4,473	5.5	3,914	6.1	3,523	6.2	3,914	6.8	5,492	8.2
Other	3,253	2.4	3,680	3.7	3,912	4.3	5,817	5.3	5,318	7.9
Total commercial loans	157,772	91.2	136,542	91.2	103,413	90.8	82,366	90.1	72,104	90.0
Consumer loans	7,587	8.8	6,344	8.8	7,238	9.2	7,581	9.9	10,523	10.0
Total	$165,359	100.0%	$142,886	100.0%	$110,651	100.0%	$89,947	100.0%	$82,627	100.0%

(1)	Represents loan category as a percentage of total gross loans as of year-end.

Nonperforming Assets
Nonperforming assets consist of loans on nonaccrual status, loans past due 90 days or more still accruing interest, and Other Real Estate Owned (“OREO”) and other foreclosed assets. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Gross nonperforming, past due, and restructured loans:
Impaired loans	$38,137	$51,649	$38,279	$36,617	$39,426
Loans past due 90 days or more still accruing interest	1,302	99	19	—	44
Total nonperforming loans	39,439	51,748	38,298	36,617	39,470
OREO and other foreclosed assets	561	1,001	—	—	—
Total nonperforming assets	$40,000	$52,749	$38,298	$36,617	$39,470
Performing TDRs	$587	$403	$734	$2,100	$—
Nonperforming loans as a percentage of total gross loans	0.27%	0.47%	0.42%	0.52%	0.71%
Nonperforming assets as a percentage of total assets	0.10	0.20	0.17	0.18	0.22
Allowance for loan losses	$165,359	$142,886	$110,651	$89,947	$82,627
As a percentage of total gross loans	1.14%	1.30%	1.23%	1.28%	1.48%
As a percentage of total gross nonperforming loans	419.28	276.12	288.92	245.64	209.34
Allowance for loan losses for impaired loans	$15,051	$21,277	$6,261	$3,707	$6,936
As a percentage of total gross loans	0.10%	0.19%	0.07%	0.05%	0.12%
As a percentage of total gross nonperforming loans	38.16	41.12	16.35	10.12	17.57
Allowance for loan losses for total gross performing loans	$150,308	$121,609	$104,390	$86,240	$75,691
As a percentage of total gross loans	1.04%	1.11%	1.16%	1.23%	1.36%
As a percentage of total gross performing loans	1.04	1.11	1.16	1.23	1.37
Total gross loans	$14,488,766	$10,995,268	$9,024,248	$7,030,321	$5,567,205
Total gross performing loans	14,449,327	10,943,520	8,985,950	6,993,704	5,527,735
Reserve for unfunded credit commitments (1)	36,419	29,983	22,299	21,811	17,414
As a percentage of total unfunded credit commitments	0.25%	0.26%	0.26%	0.27%	0.25%
Total unfunded credit commitments (2)	$14,705,785	$11,470,722	$8,610,791	$8,067,570	$6,918,689

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.

Nonaccrual Loans
The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commercial loans:
Software and internet	$33,287	$27,618	$3,263	$1,142	$3,292
Hardware	2,521	19,667	21,863	5,183	3,824
Private equity/venture capital	—	40	—	—	—
Life science & healthcare	475	1,278	—	311	3,412
Premium wine	1,304	1,442	4,398	3,212	6,162
Other	233	690	5,415	5,353	2,177
Total commercial loans	37,820	50,735	34,939	15,201	18,867
Consumer loans:
Real estate secured loans	192	244	2,239	18,283	20,559
Other consumer loans	125	670	1,101	3,133	—
Total consumer loans	317	914	3,340	21,416	20,559
Total nonaccrual loans	$38,137	$51,649	$38,279	$36,617	$39,426

If the nonaccrual loans for 2014, 2013, 2012, 2011 and 2010 had not been impaired, $1.2 million, $3.5 million, $2.9 million, $3.4 million and $3.1 million, respectively, in interest income would have been recorded.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2014 and 2013 is as follows:

	December 31,
(Dollars in thousands)	2014	2013	% Change
Derivative assets, gross (1)	$157,990	$127,114	24.3%
Accrued interest receivable	94,180	67,772	39.0
FHLB and Federal Reserve Bank stock	53,496	40,632	31.7
Foreign exchange spot contract assets, gross	51,972	73,423	(29.2)
Net deferred tax assets	49,921	68,237	(26.8)
Accounts receivable	20,092	15,773	27.4
Other assets	131,580	72,159	82.3
Total accrued interest receivable and other assets	$559,231	$465,110	20.2

(1)	See “Derivatives” section below.
Accrued Interest Receivable
The increase of $26.4 million in accrued interest during 2014 is primarily reflective of the strong growth in our fixed-income investment portfolio as well as our increase in net loans. Period-end investment securities, excluding non-marketable and other securities increased by $9.0 billion, or 74.9 percent during 2014. Period-end loan balances were $14.4 billion, an increase of $3.5 billion, or 31.9 percent, when compared to 2013.
Deferred Tax Assets
The decrease of $18.3 million in net deferred tax assets primarily relates to the increase in the fair value of our available-for-sale securities portfolio resulting from decreases in period-end market interest rates.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $21.5 million was primarily due to decreased client trade activity at period-end.
Other Assets
The $59.4 million increase in other assets is primarily due to reclassification of the assets of SVBIF to held-for-sale, which amounted to $44.3 million at December 31, 2014. The transaction is expected to close in the first quarter of 2015. For more information, refer to Note 10-"Assets Held for Sale" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013	% Change
Assets:
Equity warrant assets	$116,604	$103,513	12.6%
Foreign exchange forward and option contracts	34,231	15,530	120.4
Interest rate swaps	4,609	6,492	(29.0)
Client interest rate derivatives	2,546	1,265	101.3
Loan conversion options	—	314	(100.0)
Total derivatives assets	$157,990	$127,114	24.3
Liabilities:
Foreign exchange forward and option contracts	$(28,363)	$(12,617)	124.8
Client interest rate derivatives	(2,748)	(1,396)	96.8
Total derivatives liabilities	$(31,111)	$(14,013)	122.0

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science & healthcare industries. At December 31, 2014, we held warrants in 1,478 companies, compared to 1,320 companies at December 31, 2013. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2014 and 2013:

	Year ended December 31,
(Dollars in thousands)	2014	2013
Balance, beginning of period	$103,513	$74,272
New equity warrant assets	16,073	13,218
Non-cash increases in fair value	42,636	37,835
Exercised equity warrant assets	(44,762)	(21,362)
Terminated equity warrant assets	(856)	(450)
Balance, end of period (1)	$116,604	$103,513

(1)	Of the 1,478 company warrants held as of December 31, 2014, 25 companies made up approximately 35% of the fair value of the portfolio at December 31, 2014.

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any counterparty to such forward or option contracts and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at December 31, 2014 and 2013 amounted to $1.1 million and $2.9 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 13–“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Interest Rate Derivatives
For information on our interest rate derivatives, please refer to Note 13–“Derivative Financial Instruments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.
Deposits
The following table presents the composition of our deposits as of December 31, 2014, 2013, and 2012:

	December 31,
(Dollars in thousands)	2014	2013	2012
Noninterest-bearing demand	$24,583,682	$15,894,360	$13,875,275
Negotiable order of withdrawal (NOW)	254,462	151,746	133,260
Money market	6,186,044	4,373,974	2,969,769
Money market deposits in foreign offices	242,526	181,299	110,915
Sweep deposits in foreign offices	2,948,658	1,657,740	1,932,045
Time	128,127	213,860	155,188
Total deposits	$34,343,499	$22,472,979	$19,176,452

The increase in deposits of $11.9 billion in 2014 was primarily driven by increases in our noninterest-bearing demand, money market deposits, and sweep deposits in foreign offices of $8.7 billion, $1.8 billion, and $1.3 billion, respectively, reflective of growth from new domestic and foreign clients and strong IPO and M&A activity during the year resulting in increased balances from existing clients. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
The increase in deposits of $3.3 billion in 2013 was primarily driven by increases in our noninterest-bearing demand and money market deposits of $2.0 billion and $1.4 billion, respectively, reflective of growth from new clients and strong IPO and M&A activity during the year resulting in increased balances from existing clients.
At December 31, 2014, 28.4 percent of our total deposits were interest-bearing deposits, compared to 29.3 percent at December 31, 2013 and 27.6 percent at December 31, 2012.
At December 31, 2014, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $116 million, compared to $197 million at December 31, 2013 and $133 million at December 31, 2012. At December 31, 2014, all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. The maturity profile of our time deposits as of December 31, 2014 is as follows:

	December 31, 2014
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$86,136	$10,145	$20,079	$—	$116,360
Other time deposits	7,127	2,166	2,474	—	11,767
Total time deposits	$93,263	$12,311	$22,553	$—	$128,127
Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	—%	$160,000	0.07%
Other short-term borrowings	7,781	0.08	5,080	0.08	6,110	0.16
Total short-term borrowings	7,781	0.08	5,080	0.08	166,110	0.07
Average daily balances and maximum month-end balances for our short-term borrowings in 2014, 2013 and 2012 were as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Average daily balances:
Federal Funds purchased (1)	$167	$13,729	$30,638
FHLB advances	1,096	7,959	32,036
Securities (purchased) sold under agreements to repurchase	—	(435)	3,341
Other short-term borrowings (2)	5,001	5,765	4,787
Total average short-term borrowings	$6,264	$27,018	$70,802
Maximum month-end balances:
Federal Funds purchased	$—	$15,000	$315,000
FHLB advances	—	—	530,000
Securities (purchased) sold under agreements to repurchase	—	(5,120)	—
Other short-term borrowings	7,781	7,460	6,570

(1)	As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Fed Funds market. These balances represent short-term borrowings.

(2)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor and our interest rate swap agreement related to our 6.05% Subordinated Notes.

Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2014, 2013 and 2012:

	Principal value at December 31, 2014	December 31,
(Dollars in thousands)		2014	2013	2012
5.375% Senior Notes	$350,000	$348,436	$348,209	$347,995
6.05% Subordinated Notes	45,964	50,162	51,987	54,571
Junior Subordinated Debentures	50,000	54,845	55,020	55,196
Total long-term debt	$445,964	$453,443	$455,216	$457,762
The decrease in our long-term debt in 2014 and 2013 was primarily due to a decrease in the value of the hedge associated with our 6.05% Subordinated Notes.
On January 29, 2015, the Company issued $350 million of 3.5% Senior Notes due in January 2025 (“3.5% Senior Notes”). Refer to Note 25 - "Subsequent Events" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for further details.
For more information on our long-term debt outstanding at December 31, 2014, please refer to Note 12–“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Liabilities
A summary of other liabilities at December 31, 2014 and 2013 is as follows:

	December 31,
(Dollars in thousands)	2014	2013	% Change
Accrued compensation	$120,841	$117,134	3.2%
Foreign exchange spot contract liabilities, gross	94,999	90,725	4.7
Reserve for unfunded credit commitments	36,419	29,983	21.5
Derivative liabilities, gross (1)	31,111	14,013	122.0
Other	200,123	152,731	31.0
Total other liabilities	$483,493	$404,586	19.5

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $4.3 million was primarily due to increased client trade activity at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The increase of $3.7 million was primarily the result of larger incentive compensation accruals at December 31, 2014 due to an increase in average FTEs. For a description of our variable compensation plans please refer to Note 16—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $36.4 million at December 31, 2014, compared to $30.0 million at December 31, 2013, due to a $3.2 billion increase in unfunded credit commitments during 2014.
Noncontrolling Interests
Noncontrolling interests totaled $1.2 billion and $1.1 billion at December 31, 2014 and 2013, respectively. The increase of $126 million was primarily due to net income attributable to noncontrolling interests of $215 million for the year ended December 31, 2014, primarily related to valuation increases in our managed funds of funds and $230 million of capital contributions from investors in our managed funds, partially offset by distributions of $319 million to investors in our managed funds. For more information, refer to Note 2—"Summary of Significant Accounting Policies—Principles of Consolidation and Presentation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $2.8 billion at December 31, 2014, an increase of $851 million, or 43.3 percent compared to $2.0 billion at December 31, 2013. This increase was primarily the result of net income of $264 million in 2014 and an increase in additional-paid-in-capital of $496 million mainly attributable to the $435 million in net proceeds received from our public offering of 4,485,000 shares of common stock during the second quarter of 2014. Additionally, the increase in the net balance of our accumulated other comprehensive income to $43 million from a net loss of $49 million at December 31, 2013, was primarily driven by a $124 million increase in the fair value of our fixed income security portfolios ($74 million net of tax), which resulted from decreases in period-end market interest rates.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2014, 2013 and 2012. See Note 20–“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	December 31,			Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
	2014	2013	2012
SVB Financial:
Total risk-based capital ratio	13.92%	13.13%	14.05%	10.0%	8.0%
Tier 1 risk-based capital ratio	12.91	11.94	12.79	6.0	4.0
Tier 1 leverage ratio	7.74	8.31	8.06	N/A	4.0
Tangible common equity to tangible assets ratio (1)(2)	7.16	7.44	8.04	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	12.95	11.63	13.53	N/A	N/A
Bank:
Total risk-based capital ratio	12.12%	11.32%	12.53%	10.0%	8.0%
Tier 1 risk-based capital ratio	11.09	10.11	11.24	6.0	4.0
Tier 1 leverage ratio	6.64	7.04	7.06	5.0	4.0
Tangible common equity to tangible assets ratio (1)(2)	6.39	6.59	7.41	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)(2)	11.21	9.87	12.08	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(2)
The FRB has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

2014 compared to 2013
Our total risk-based capital (includes tier 1 and tier 2 capital components) and tier 1 risk-based capital ratios for both SVB Financial and the Bank increased compared to December 31, 2013, primarily reflective of growth in retained earnings and our public offering of 4,485,000 shares of common stock during the second quarter of 2014, which resulted in net proceeds of $435 million, of which $400 million was contributed to the Bank and had a positive impact on Bank level capital ratios. The increase in our total risk-based capital ratios and tier 1 risk-based capital ratios reflect the increase in regulatory capital partially offset by the increase in risk-weighted assets during the period, primarily due to growth in our loans and our period-end unfunded commitments. The tier 1 leverage ratio for both SVB Financial and the Bank decreased compared to December 31, 2013 due to the increase in total average assets during the period, primarily due to the significant growth in client deposits that flowed into our investment securities portfolio, cash and loans, which more than offset the increase in regulatory capital. We continue to target a tier 1 leverage ratio for the Bank generally between 7 and 8 percent; though we may, from time to time, manage at levels outside of the target range based on various considerations, including changes in assets or capital mix, market conditions and management's expectations. While we expect our earnings to support a meaningful amount of our deposit growth, we continually evaluate our capital needs to support our growth. All of our capital ratios were above the levels to be considered “well capitalized" under banking regulations during these years.
In January 2015, we completed a public offering of $350,000,000 aggregate principal amount of 3.50% Senior Notes due 2025. Net proceeds from the offering and sale of the Notes was approximately $346 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company contributed all of the net proceeds to the Bank, which further had a positive impact on Bank level capital ratios.
2013 compared to 2012
Our total risk-based capital (includes tier 1 and tier 2 capital components) and tier 1 risk-based capital ratios for both SVB Financial and the Bank decreased compared to December 31, 2012, reflective of continued growth in risk-weighted assets and the increase in other comprehensive loss due to the decrease in available-for-sale securities valuations at December 31, 2013, partially offset by growth in retained earnings and additional paid-in-capital. The growth in risk-weighted assets was primarily due to the significant growth in our loan balances. Our tier 1 leverage ratio for SVB Financial increased compared to December 31, 2012 due to growth in retained earnings and additional-paid-in-capital, the impact of which was partially offset by continued growth in assets. Our tier 1 leverage ratio for the Bank held relatively flat as our growth in retained earnings matched our growth in assets. All of our capital ratios were above the levels to be considered “well capitalized" during these years.
Non-GAAP Tangible Common Equity to Tangible Assets and Non-GAAP Tangible Common Equity to Risk-weighted Assets
The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP:

Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	SVB Financial
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
GAAP SVBFG stockholders’ equity	$2,817,762	$1,966,270	$1,830,555	$1,569,392	$1,274,350
Less:
Intangible assets	—	—	—	601	847
Tangible common equity	$2,817,762	$1,966,270	$1,830,555	$1,568,791	$1,273,503
GAAP Total assets	$39,344,640	$26,417,189	$22,766,123	$19,968,894	$17,527,761
Less:
Intangible assets	—	—	—	601	847
Tangible assets	$39,344,640	$26,417,189	$22,766,123	$19,968,293	$17,526,914
Risk-weighted assets (1)	$21,755,091	$16,901,501	$13,532,984	$11,837,902	$9,406,677
Non-GAAP tangible common equity to tangible assets	7.16%	7.44%	8.04%	7.86%	7.27%
Non-GAAP tangible common equity to risk-weighted assets	12.95	11.63	13.53	13.25	13.54

Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	Bank
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Tangible common equity	$2,404,101	$1,639,024	$1,591,643	$1,346,854	$1,074,561
Tangible assets	$37,612,663	$24,854,119	$21,471,111	$18,758,813	$16,268,589
Risk-weighted assets (1)	$21,450,480	$16,612,870	$13,177,887	$11,467,401	$9,047,907
Tangible common equity to tangible assets	6.39%	6.59%	7.41%	7.18%	6.61%
Tangible common equity to risk-weighted assets	11.21	9.87	12.08	11.75	11.88

(1)	Our risk-weighted assets for 2012 reflect a refinement in our determination of risk rating for certain unfunded credit commitments related to the contractual borrowing base.
2014 compared to 2013
For both SVB Financial and the Bank, the tangible common equity to tangible assets ratios decreased due to increases in tangible assets. The growth in tangible assets exceeded the growth in equity, which primarily was a result of our growth in 2014 in investment securities and period-end loan balances. For both SVB Financial and the Bank, the tangible common equity to risk-weighted assets ratios increased due to increases in total equity, partially offset by increases in risk-weighted assets, which primarily reflects growth in our period-end loan balances.
2013 compared to 2012
For both SVB Financial and the Bank, the tangible common equity to tangible assets and tangible common equity to risk-weighted assets ratios decreased due to increases in tangible and risk weighted assets. For the tangible common equity to tangible assets ratios, the growth in tangible assets exceeded the growth in equity, which primarily was a result of our growth in 2013 in investment securities and period-end loan balances. For the tangible common equity to risk-weighted assets ratios, the growth in risk-weighted assets exceeded the growth in equity, which primarily was a result of our growth in 2013 period-end loan balances.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Please refer to the discussion of our off-balance sheet arrangements in Note 18-“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 in this report.

As of December 31, 2014, we, or the funds in which we have an ownership interest and/or control, had the following unfunded contractual obligations and commercial commitments:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Borrowings	$461,224	$7,781	$50,162	$—	$403,281
Non-cancelable operating leases, net of income from subleases	189,378	21,683	41,281	42,216	84,198
Remaining unfunded commitments to other fund investments (1)	19,449	19,449	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to debt funds (equity method accounting)	4,950	4,950	—	—	—
Commitments to low income housing tax credit funds	65,921	22,507	41,367	425	1,622
Other obligations	15,641	7,122	7,956	563	—
SVBFG unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	688	688	—	—	—
SVB Strategic Investors Fund II, LP (1)	1,050	1,050	—	—	—
SVB Strategic Investors Fund III, LP (1)	1,275	1,275	—	—	—
SVB Strategic Investors Fund IV, LP (1)	2,325	2,325	—	—	—
Strategic Investors Fund V Funds (1)	209	209	—	—	—
Strategic Investors Fund VI Funds (1)	—	—	—	—	—
SVB Capital - NT Growth Partners, LP (1)	1,340	1,340	—	—	—
Silicon Valley BancVentures, LP (1)	270	270	—	—	—
SVB Capital Partners II, LP (1)	162	162	—	—	—
Capital Partners III, LP (1)	—	—	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund (1)	—	—	—	—	—
Total obligations attributable to SVBFG	$773,632	$100,561	$140,766	$43,204	$489,101

Remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds:
SVB Strategic Investors Fund, LP (1)	$2,250	$2,250	$—	$—	$—
SVB Strategic Investors Fund II, LP (1)	5,133	5,133	—	—	—
SVB Strategic Investors Fund III, LP (1)	12,706	12,706	—	—	—
SVB Strategic Investors Fund IV, LP (1)	36,503	36,503	—	—	—
Strategic Investors Fund V Funds (1)	140,362	140,362	—	—	—
Strategic Investors Fund VI Funds (1)	254,248	254,248	—	—	—
SVB Capital Preferred Return Fund, LP (1)	5,163	5,163	—	—	—
SVB Capital - NT Growth Partners, LP (1)	5,872	5,872	—	—	—
Other private equity fund (1)	77	77	—	—	—
Total obligations to venture capital and private equity funds by our consolidated managed funds of funds	$462,314	$462,314	$—	$—	$—

	Amount of commitment expiring per period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Total loan commitments available for funding	$13,451,447	$7,923,450	$4,285,750	$1,137,042	$105,205
Standby letters of credit	1,248,072	1,177,582	54,676	15,589	225
Commercial letters of credit	6,266	6,266	—	—	—

(1)
See Note 7–“Investment Securities” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to non-marketable and other securities. Subject to applicable regulatory requirements, including the Volcker Rule (See "Business - Supervision and Regulation" under Part I, Item 1 in this report), we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies . Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.

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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2014, our period-end total deposit balances increased by $11.9 billion to $34.3 billion, compared to $22.5 billion at December 31, 2013. The overall increase in deposit balances was primarily due to the addition of new clients and increased fundraising activity by our private equity/venture capital clients.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2014, 2013 and 2012, respectively: (For further details, see our consolidated statements of cash flows under "Consolidated Financial Statements and Supplemental Data" under Part II, Item 8 in this report.)

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Average cash and cash equivalents	$2,697,926	$1,584,042	$1,494,961
Percentage of total average assets	8.2%	6.8%	7.0%
Net cash provided by operating activities	$255,517	$171,778	$196,108
Net cash used for investing activities	(12,233,931)	(2,838,988)	(2,886,368)
Net cash provided by financing activities	12,250,649	3,197,006	2,584,295
Net increase (decrease) in cash and cash equivalents	$272,235	$529,796	$(105,965)
Average cash and cash equivalents increased by $1.1 billion to $2.7 billion in 2014, compared to $1.6 billion for the comparable 2013 period. The increase was primarily due to the strong growth in client deposit balances.

2014
Cash provided by operating activities of $256 million in 2014 included net income before noncontrolling interests of $479 million partially offset by non-cash net gains on investment securities of $267 million.
Cash used for investing activities of $12.2 billion in 2014 included $11.1 billion for purchases of fixed-income securities portfolio and $3.5 billion net increase in loans. These cash outflows were partially offset by $2.2 billion from sales, maturities and paydowns of our fixed-income securities portfolio.
Cash provided by financing activities of $12.3 billion in 2014 included an $11.9 billion increase in deposits and $435 million in net proceeds from our common stock offering in the second quarter of 2014.
Cash and cash equivalents at December 31, 2014 were $1.8 billion, compared to $1.5 billion at December 31, 2013.
2013
Cash provided by operating activities of $172 million in 2013 included net income of $216 million which was partially offset by an increase in our income tax receivables of $25 million.
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
2012
Cash provided by operating activities of $196 million in 2012 included net income of $175 million, a $35 million increase in net cash received from accounts receivable/payable, partially offset by cash outflows of $51 million to reduce our net foreign exchange spot contract position and $16 million in net payouts of accrued compensation.
Cash used for investing activities of $2.9 billion in 2012 included $3.9 billion for purchases of available-for-sale securities, a $2.0 billion net increase in loans, $262 million for purchases of non-marketable and other securities and $40 million for purchases of premises and equipment. These cash outflows were partially offset by $3.1 billion from the sales, maturities and pay downs of available-for-sale securities, $176 million from sales or distributions of non-marketable and other securities and $10 million in recoveries from loans previously charged-off.
Cash provided by financing activities of $2.6 billion in 2012. Net cash inflows included a $2.5 billion increase in deposits, $166 million from short-term borrowings, $59 million from capital contributions (net of distributions) from noncontrolling interests and $29 million from the issuance of common stock and ESPP. These cash inflows were offset by principal payments of $141 million upon maturity of our 5.70% Senior Notes.
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
The following table presents our EVE and NII sensitivity exposure at December 31, 2014 and December 31, 2013, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
December 31, 2014:
+200	$6,201,773	$1,237,900	24.9%	$1,242,321	$223,059	21.9%
+100	5,598,887	635,014	12.8	1,124,643	105,381	10.3
—	4,963,873	—	—	1,019,262	—	—
-100	4,927,749	(36,124)	(0.7)	979,982	(39,280)	(3.9)
-200	5,119,636	155,763	3.1	953,556	(65,706)	(6.4)
December 31, 2013:
+200	$4,656,411	$477,866	11.4%	$990,190	$161,314	19.5%
+100	4,382,397	203,852	4.9	899,336	70,460	8.5
—	4,178,545	—	—	828,876	—	—
-100	3,960,086	(218,459)	(5.2)	826,222	(2,654)	(0.3)
-200	4,041,604	(136,941)	(3.3)	822,448	(6,428)	(0.8)

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
Our base case EVE at December 31, 2014 increased from December 31, 2013 by $785 million primarily due to the change in balance sheet mix and a flatter yield curve due to market conditions. The flatter market curve negatively impacted the EVE by $646 million. The change in balance sheet mix had a positive impact of $1.4 billion to our base. This positive impact was reflective of a $9.0 billion increase in fixed income investment securities, a $3.5 billion increase in our period-end loan portfolio, and a $257 million increase in cash and cash equivalents. The increases were offset by an increase of $11.9 billion in deposits. EVE sensitivity increased in the simulated upward interest rate movements due to an $8.7 billion increase in noninterest-bearing deposits. In the simulated downward interest rate movements, EVE sensitivity decreased due to flatter and lower market yield curves. In the simulated downward 200 bps interest rate movement, the EVE sensitivity turned positive due to a lower market yield curve limiting the market value impact on noninterest-bearing deposits while asset values increase. The limited impact on deposits is attributed to deposit rates being at or near their absolute floors.
12-Month Net Interest Income Simulation
Our estimated 12-month NII at December 31, 2014 increased from December 31, 2013 by $190 million primarily due to an increase of $3.5 billion in our period-end loan portfolio and a $9.0 billion increase in fixed income investment securities, which were partially offset by an increase of $3.2 billion in interest-bearing deposits and lower yields on investments and loans. NII sensitivity increased in both the simulated upward and downward interest rate movements. The NII sensitivity increased due to growth in mostly variable rate loans, which reduced the impact of the rate reset from interest-bearing deposits.
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
We have audited SVB Financial Group and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
San Francisco, California
February 26, 2015

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SVB Financial Group:
We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
San Francisco, California
February 26, 2015

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2014	2013
Assets
Cash and cash equivalents	$1,796,062	$1,538,779
Available-for-sale securities, at fair value (cost of $13,497,945 and $12,055,524, respectively)	13,540,655	11,986,821
Held-to-maturity securities, at cost (fair value of $7,415,656 and $0, respectively)	7,421,042	—
Non-marketable and other securities	1,728,888	1,595,494
Total investment securities	22,690,585	13,582,315
Loans, net of unearned income	14,384,276	10,906,386
Allowance for loan losses	(165,359)	(142,886)
Net loans	14,218,917	10,763,500
Premises and equipment, net of accumulated depreciation and amortization	79,845	67,485
Accrued interest receivable and other assets	559,231	465,110
Total assets	$39,344,640	$26,417,189
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$24,583,682	$15,894,360
Interest-bearing deposits	9,759,817	6,578,619
Total deposits	34,343,499	22,472,979
Short-term borrowings	7,781	5,080
Other liabilities	483,493	404,586
Long-term debt	453,443	455,216
Total liabilities	35,288,216	23,337,861
Commitments and contingencies (Note 18 and Note 24)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 50,924,925 shares and 45,800,418 shares outstanding, respectively	51	46
Additional paid-in capital	1,120,350	624,256
Retained earnings	1,654,657	1,390,732
Accumulated other comprehensive income (loss)	42,704	(48,764)
Total SVBFG stockholders’ equity	2,817,762	1,966,270
Noncontrolling interests	1,238,662	1,113,058
Total equity	4,056,424	3,079,328
Total liabilities and total equity	$39,344,640	$26,417,189

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Interest income:
Loans	$610,945	$542,204	$469,146
Investment securities:
Taxable	271,371	180,162	171,863
Non-taxable	3,136	3,201	3,564
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	6,464	4,054	4,145
Total interest income	891,916	729,621	648,718
Interest expense:
Deposits	12,114	9,128	6,660
Borrowings	23,207	23,149	24,194
Total interest expense	35,321	32,277	30,854
Net interest income	856,595	697,344	617,864
Provision for loan losses	59,486	63,693	44,330
Net interest income after provision for loan losses	797,109	633,651	573,534
Noninterest income:
Gains on investment securities, net	267,023	419,408	122,114
Foreign exchange fees	71,659	57,411	52,433
Gains on derivative instruments, net	96,845	42,184	18,679
Deposit service charges	39,937	35,948	33,421
Credit card fees	41,792	32,461	24,809
Lending related fees	25,711	20,980	18,038
Letters of credit and standby letters of credit fees	15,649	14,716	15,150
Client investment fees	14,883	13,959	14,539
Other	(1,260)	36,139	36,363
Total noninterest income	572,239	673,206	335,546
Noninterest expense:
Compensation and benefits	409,486	366,801	326,942
Professional services	94,377	76,178	67,845
Premises and equipment	49,716	45,935	40,689
Business development and travel	40,057	33,334	29,409
Net occupancy	30,004	24,937	22,536
FDIC assessments	19,206	12,784	10,959
Correspondent bank fees	13,118	12,142	11,168
Provision for unfunded credit commitments	6,511	7,642	488
Other	54,396	41,927	35,962
Total noninterest expense	716,871	621,680	545,998
Income before income tax expense	652,477	685,177	363,082
Income tax expense	173,762	139,058	113,269
Net income before noncontrolling interests	478,715	546,119	249,813
Net income attributable to noncontrolling interests	(214,790)	(330,266)	(74,710)
Net income available to common stockholders	$263,925	$215,853	$175,103
Earnings per common share—basic	$5.39	$4.76	$3.96
Earnings per common share—diluted	5.31	4.70	3.91
 See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Net income before noncontrolling interests	$478,715	$546,119	$249,813
Other comprehensive income (loss), net of tax:
Change in cumulative translation gains (losses):
Foreign currency translation gains (losses)	10,982	(5,483)	(766)
Related tax (expense) benefit	(4,425)	2,179	308
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	92,815	(259,193)	44,113
Related tax (expense) benefit	(37,383)	105,500	(17,921)
Reclassification adjustment for losses (gains) included in net income	18,598	(538)	(4,241)
Related tax (benefit) expense	(7,510)	218	1,661
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	37,700	—	—
Related tax expense	(15,178)	—	—
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(6,915)	—	—
Related tax benefit	2,784	—	—
Other comprehensive income (loss), net of tax	91,468	(157,317)	23,154
Comprehensive income	570,183	388,802	272,967
Comprehensive income attributable to noncontrolling interests	(214,790)	(330,266)	(74,710)
Comprehensive income attributable to SVBFG	$355,393	$58,536	$198,257

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2011	43,507,932	$44	$484,216	$999,733	$85,399	$1,569,392	$680,997	$2,250,389
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,045,690	1	29,281	—	—	29,282	—	29,282
Common stock issued upon settlement of 3.875% Convertible Notes, net of shares received from associated convertible note hedge	73,560	—	4,344	—	—	4,344	—	4,344
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	7,770	—	—	7,770	—	7,770
Net income	—	—	—	175,103	—	175,103	74,710	249,813
Capital calls and distributions, net	—	—	—	—	—	—	59,057	59,057
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	23,612	23,612	—	23,612
Foreign currency translation adjustments, net of tax	—	—	—	—	(458)	(458)	—	(458)
Share-based compensation expense	—	—	21,468	—	—	21,468	—	21,468
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(40,086)	(40,086)
Other, net	—	—	—	42	—	42	—	42
Balance at December 31, 2012	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,098,290	$1	$41,403	$—	$—	$41,404	$—	$41,404
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	5,658	—	—	5,658	—	5,658
Net income	—	—	—	215,853	—	215,853	330,266	546,119
Capital calls and distributions, net	—	—	—	—	—	—	8,114	8,114
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(154,013)	(154,013)	—	(154,013)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,304)	(3,304)	—	(3,304)
Share-based compensation expense	—	—	24,947	—	—	24,947	—	24,947
Other, net	—	—	3	1	—	4	—	4
Balance at December 31, 2013	45,800,418	$46	$624,256	$1,390,732	$(48,764)	$1,966,270	$1,113,058	$3,079,328
Common stock issued under employee benefit plans, net of restricted stock cancellations	608,745	$—	$18,256	$—	$—	$18,256	$—	$18,256
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	9,595	—	—	9,595	—	9,595
Net income	—	—	—	263,925	—	263,925	214,790	478,715
Capital calls and distributions, net	—	—	—	—	—	—	(89,186)	(89,186)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	66,520	66,520	—	66,520
Cumulative-effect for unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	22,522	22,522	—	22,522
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(4,131)	(4,131)	—	(4,131)
Foreign currency translation adjustments, net of tax	—	—	—	—	6,557	6,557	—	6,557
Common stock issued in public offering	4,485,000	5	434,861	—	—	434,866	—	434,866
Share-based compensation expense	—	—	29,491	—	—	29,491	—	29,491
Other, net	—	—	1	—	—	1	—	1
Balance at December 31, 2014	50,924,925	$51	$1,120,350	$1,654,657	$42,704	$2,817,762	$1,238,662	$4,056,424

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income before noncontrolling interests	$478,715	$546,119	$249,813
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59,486	63,693	44,330
Provision for unfunded credit commitments	6,511	7,642	488
Changes in fair values of derivatives, net	(22,139)	(31,508)	(10,123)
Gains on investment securities, net	(267,023)	(419,408)	(122,114)
Depreciation and amortization	39,696	35,894	28,122
Impairment loss on SVBIF Sale Transaction	13,934	—	—
Amortization of premiums and discounts on investment securities, net	25,311	29,774	55,580
Tax (expense) benefit from stock exercises	(7)	(1,167)	2,189
Amortization of share-based compensation	29,545	25,413	21,861
Amortization of deferred loan fees	(82,724)	(73,008)	(58,517)
Deferred income tax (benefit) expense	(43,516)	14,080	1,800
Gain on the sale of certain assets related to our equity services management business	—	—	(4,243)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(26,642)	(3,241)	(6,254)
Accounts receivable and payable, net	(302)	(21)	35,221
Income tax receivable and payable, net	(4,804)	(24,811)	9,631
Accrued compensation	3,707	22,925	(15,918)
Foreign exchange spot contracts, net	25,725	2,086	(50,901)
Other, net	20,044	(22,684)	15,143
Net cash provided by operating activities	255,517	171,778	196,108
Cash flows from investing activities:
Purchases of available-for-sale securities	(8,462,071)	(3,336,476)	(3,877,852)
Proceeds from sales of available-for-sale securities	30,398	14,753	329,161
Proceeds from maturities and pay downs of available-for-sale securities	1,569,173	2,428,023	2,734,166
Purchases of held-to-maturity securities	(2,612,848)	—	—
Proceeds from maturities and paydowns of held-to-maturity securities	598,454	—	—
Purchases of non-marketable securities (cost and equity method accounting)	(60,202)	(24,847)	(126,318)
Proceeds from sales and distributions of non-marketable securities (cost and equity method accounting)	59,442	58,828	51,246
Purchases of non-marketable and other securities (fair value accounting)	(275,640)	(149,707)	(135,362)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	436,170	132,931	124,538
Net increase in loans	(3,480,531)	(1,943,650)	(1,964,250)
Proceeds from recoveries of charged-off loans	6,155	11,161	9,693
Purchases of premises and equipment	(42,431)	(30,004)	(34,260)
Proceeds from the sale of certain assets related to our equity services management business	—	—	2,870
Net cash used for investing activities	(12,233,931)	(2,838,988)	(2,886,368)
Cash flows from financing activities:
Net increase in deposits	11,870,520	3,296,527	2,466,916
Increase (decrease) in short-term borrowings	2,701	(161,030)	166,110
Principal payments of other long term debt	—	—	(1,222)
Capital contributions from noncontrolling interests, net of distributions	(89,186)	8,114	59,057
Tax benefit from stock exercises	9,602	6,826	5,581
Proceeds from issuance of common stock, ESPP, and ESOP	22,146	46,569	29,282
Net proceeds from public equity offering	434,866	—	—
Principal payments of 5.70% Senior Notes	—	—	(141,429)
Net cash provided by financing activities	12,250,649	3,197,006	2,584,295
Net increase (decrease) in cash and cash equivalents	272,235	529,796	(105,965)
Cash and cash equivalents at beginning of period	1,538,779	1,008,983	1,114,948
Cash and cash equivalents at end of period (1)	$1,811,014	$1,538,779	$1,008,983
Supplemental disclosures:
Cash paid during the period for:
Interest	$35,181	$31,913	$31,048
Income taxes	208,558	142,231	95,678
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$66,520	$(154,013)	$23,612
Transfers from available-for-sale securities to held-to-maturity	5,418,572	—	—

(1)	Cash and cash equivalents at December 31, 2014 included $15.0 million recognized in assets held-for-sale in conjunction with the SVBIF Sale Transaction.

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business
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
We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers investment advisory, asset management, private wealth management and brokerage services. We also offer non-banking products and services, such as funds management, private equity/venture capital investment and business valuation services, through our other subsidiaries and divisions. We primarily focus on serving corporate clients in the following niches: technology, life science & healthcare, private equity/venture capital and premium wine. Our corporate clients range widely in terms of size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.
Headquartered in Santa Clara, California, we operate in centers of innovation in the United States and around the world.
For reporting purposes, SVB Financial Group has three operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank, and SVB Capital. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 21-“Segment Reporting” in this report.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our ownership interests in the investments held under fair value accounting as of December 31, 2014 is presented in the following table:

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

The general partners of these funds are controlled, and in some cases, owned by SVB Financial. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, these funds are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.
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
For our fund investments, we utilize the net asset value as obtained from the general partners of the fund investments as the funds do not have a readily determinable fair value and the funds prepare their financial statements using guidance consistent with fair value accounting. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period.
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
We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval and then at least annually, each loan in our portfolio is assigned a Credit Risk Rating and industry niche. Credit Risk Ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This Credit Risk Rating process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors, the depth and experience of the borrower's management team, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships with a credit risk rating of 5 or worse that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by portfolio segment and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment, which considers our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors. As such, management applies a qualitative allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This qualitative allocation is based on management's assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. Based on management's prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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
Lease Obligations
We lease all of our properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations. We had no capitalized lease obligations at December 31, 2014 and 2013.
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
Interest rate derivative assets and liabilities: Fair value measurements of interest rate derivatives are priced considering the coupon rate of the fixed leg of the contract and the variable coupon on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve and the credit worthiness of the contract counterparty.
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
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20% for certain warrants that have certain sales restrictions or other features that indicate a discount to fair value is warranted. As sale restrictions are lifted, discounts are adjusted downward to zero percent once all restrictions expire or are removed.
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
Client Investment Fees
Client investment fees include fees earned from Rule 12(b)-1 fees, revenue sharing and from customer transactional based fees. Rule 12(b)-1 fees and revenue sharing are recognized as earned based on client funds that are invested in the period. Transactional based fees are earned and recognized on fixed income securities when the transaction is executed on the clients' behalf.
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
Other Service Revenue
Other service revenue primarily includes revenue from valuation services. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and, (iv) collectability is probable.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Our federal, state and foreign income tax provisions are based upon taxes payable for the current year, current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities, and a reserve for uncertain tax positions. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return, and consolidated, combined, or separate state income tax returns as appropriate. Our foreign incorporated subsidiaries file tax returns in the applicable foreign jurisdictions. We record interest and penalties related to unrecognized tax benefits in other noninterest expense, a component of consolidated net income.
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
 Equity Warrant Assets
In connection with negotiated credit facilities and certain other services, we may obtain equity warrant assets giving us the right to acquire stock in primarily private, venture-backed companies in the technology and life science & healthcare industries. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from equity warrant assets.
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
The fair value of the equity warrant assets portfolio is a critical accounting estimate and is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following significant inputs:

•	An underlying asset value, which is estimated based on current information available, including any information regarding subsequent rounds of funding.

•	Stated strike price, which can be adjusted for certain warrants upon the occurrence of subsequent funding rounds or other future events.

•
Price volatility or the amount of uncertainty or risk about the magnitude of the changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the mean and median volatility for an individual public company within an index for the past 16 quarters, from which an average volatility was derived.

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
Interest Rate Contracts
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
Adoption of New Accounting Standards
In June 2013, the FASB issued a new accounting standard (ASU No. 2013-08, Amendments to the Scope, Measurement and Disclosure Requirement for Investment Companies) which modified the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 was effective on a prospective basis for the interim and annual reporting periods beginning after December 15, 2013, and was therefore adopted in the first quarter of 2014. This standard did not have any impact on our financial position, results of operations or stockholders' equity.
In July 2013, the FASB issued a new accounting standard (ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists) which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 was effective for, and adopted by the Company, in the first quarter of 2014. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial position, results of operations or stockholders' equity.
In April 2014, the FASB issued a new accounting standard (ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity) which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, the new guidance requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations and requires disclosures of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in this Update are effective for fiscal years beginning after December, 15, 2014, with early adoption permitted only for disposals or classifications as held for sale that have not been previously reported. The Company has early adopted this ASU as a result of the pending sale of SVBIF at December 31, 2014, and has reported an impairment loss on the sale of assets in other noninterest income. The adoption of this ASU modified the disclosure requirements for discontinued operations and did not have any impact on our financial position, results of operations or stockholders’ equity.
Recent Accounting Pronouncements
In January 2014, the FASB issued a new accounting standard (ASU 2014-01, Investments - Equity Method and Joint Ventures (topic 323), Accounting for Investments in Qualified Affordable Housing Projects), which is effective for us for interim and annual reporting periods beginning after December 15, 2014. Any transition adjustment would be reflected as an adjustment to retained earnings in the earliest period presented (retrospective application). The ASU will be applicable to our portfolio of low income housing tax credit ("LIHTC") partnership interests. The new standard widens the scope of investments eligible to elect to apply a new alternative method, the proportional amortization method, under which the cost of the investment is amortized to tax expense in proportion to the amount of tax credits and other tax benefits received. We anticipate that our entire LIHTC portfolio will qualify to elect the proportional amortization method under the ASU. These investments are currently accounted for under the cost and equity methods, which results in losses (due to the amortization of the investment) being recognized in other noninterest expense and tax credits and benefits being recognized in income tax expense. In contrast, the proportional

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

amortization method combines the amortization of the investment and receipt of the tax credits/benefits into one line, income tax expense. The adoption of this ASU is estimated to reduce retained earnings by approximately $5.0 million, primarily related to a reduction in deferred tax assets. On a prospective basis, the Company’s operating expenses will be lower by approximately $10.0 million, annually based on current LIHTC investments, as the amortization expense of the investments will be reclassed and netted within the tax expense line.
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
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income (loss) into the Consolidated Statements of Income for 2014, 2013, and 2012:

		Year ended December 31,
(Dollars in thousands)	Income Statement Location	2014	2013	2012
Reclassification adjustment for losses (gains) included in net income	Gains on investment securities, net	$18,598	$(538)	$(4,241)
Related tax (benefit) expense	Income tax expense	(7,510)	218	1,661
Total reclassification adjustment for losses (gains) included in net income, net of tax		$11,088	$(320)	$(2,580)
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock option and restricted stock unit awards outstanding under our equity incentive plan and our ESPP. Potentially dilutive

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2014, 2013 and 2012:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income available to common stockholders	$263,925	$215,853	$175,103
Denominator:
Weighted average common shares outstanding-basic	48,931	45,309	44,242
Weighted average effect of dilutive securities:
Stock options and ESPP	485	431	370
Restricted stock units	246	204	152
Denominator for diluted calculation	49,662	45,944	44,764
Earnings per common share:
Basic	$5.39	$4.76	$3.96
Diluted	$5.31	$4.70	$3.91
The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for 2014, 2013 and 2012:

	Year ended December 31,
(Shares in thousands)	2014	2013	2012
Stock options	161	261	695
Restricted stock units	—	105	—
Total	161	366	695

4.	Share-Based Compensation
 Share-based compensation expense was recorded net of estimated forfeitures for 2014, 2013 and 2012, such that expense was recorded only for those share-based awards that are expected to vest. In 2014, 2013 and 2012, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Share-based compensation expense	$29,545	$25,413	$21,861
Income tax benefit related to share-based compensation expense	(9,923)	(7,989)	(6,011)
Capitalized compensation costs	2,048	2,809	2,647
Equity Incentive Plan
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
Subject to the provisions of Section 16 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold thereunder is 7,543,321.
Restricted stock awards and restricted stock units will be counted against the available-for-issuance limits of the 2006 Incentive Plan as two shares for every one share awarded. Further, if shares acquired under any such award are forfeited or otherwise canceled and would otherwise return to the 2006 Incentive Plan, two times the number of such forfeited or repurchased shares will return to the 2006 Incentive Plan and will again become available for issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Eligible participants in the 2006 Incentive Plan include directors, employees, and consultants. Options granted under the 2006 Incentive Plan expire seven years after the grant date. Options generally vest annually over four years, from the grant date based on continued employment. Restricted stock awards and units also generally vest annually over four years and require continued employment or other service through the vesting period. Performance-based restricted stock units generally vest upon meeting certain performance-based objectives and, typically the passage of time and require continued employment or other service through the vesting period. The vesting period for restricted stock units cannot be less than three years unless they are subject to certain performance-based objectives, in which case the vesting period can be 12 months or longer.
Employee Stock Purchase Plan
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 130,110 shares and received $11.9 million in cash under the ESPP in 2014. At December 31, 2014, a total of 566,199 shares of our common stock were still available for future issuance under the ESPP.
Unrecognized Compensation Expense
As of December 31, 2014, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$14,341	2.51
Restricted stock units	30,706	2.42
Total unrecognized share-based compensation expense	$45,047
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

Equity incentive plan awards	2014	2013	2012
Weighted average expected term of options in years	4.6	4.7	4.6
Weighted average expected volatility of the Company's underlying common stock	35.9%	44.6%	50.4%
Risk-free interest rate	1.72	0.70	0.83
Expected dividend yield	—	—	—
Weighted average grant date fair value-stock options	$35.65	$27.28	$27.00
Weighted average grant date fair value-restricted stock units	107.76	71.57	63.07
The following weighted average assumptions and fair values were used for our ESPP:

ESPP	2014	2013	2012
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	23.7%	22.3%	43.5%
Risk-free interest rate	0.08	0.11	0.11
Expected dividend yield	—	—	—
Weighted average fair value	$24.00	$15.35	$14.43
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2014, 2013 and 2012, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The-Money Options
Outstanding at December 31, 2013	1,514,159	$55.27
Granted	249,303	108.05
Exercised	(330,898)	47.70
Forfeited	(37,676)	72.45
Outstanding at December 31, 2014	1,394,888	66.03	4.09	$69,834,175
Vested and expected to vest at December 31, 2014	1,352,289	65.35	4.04	68,622,901
Exercisable at December 31, 2014	687,696	50.60	2.89	45,022,407
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $116.07 as of December 31, 2014. The following table summarizes information regarding stock options outstanding as of December 31, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$19.48-45.15	139,582	1.55	$23.86	137,576	$23.63
45.16-49.01	101,374	1.64	46.98	99,564	46.98
49.02-60.14	162,117	2.66	50.89	145,697	50.24
60.15-60.51	191,999	3.32	60.37	127,497	60.37
60.52-64.40	269,220	4.33	64.31	114,437	64.30
64.41-67.77	2,842	4.25	64.43	884	64.43
67.78-73.76	274,906	5.33	71.11	60,161	71.11
73.77-107.93	31,639	6.31	99.24	1,880	85.15
107.94-122.55	221,209	6.36	108.43	—	—
	1,394,888	4.09	66.03	687,696	50.60
We expect to satisfy the exercise of stock options by issuing shares registered under the 2006 Incentive Plan. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2014, 3,208,414 shares were available for future issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	682,347	$65.93
Granted	201,464	107.76
Vested	(233,759)	63.89
Forfeited	(35,386)	74.39
Nonvested at December 31, 2014	614,666	79.92
The following table summarizes information regarding stock option and restricted stock activity during 2014, 2013 and 2012:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Total intrinsic value of stock options exercised	$21,288	$25,520	$17,419
Total grant date fair value of stock options vested	20,291	18,168	17,169
Total intrinsic value of restricted stock vested	25,453	14,176	12,747
Total grant date fair value of restricted stock vested	14,935	10,940	10,176

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
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2014 and 2013:

	Year ended December 31,
(Dollars in thousands)	2014	2013
Average required reserve balances at FRB San Francisco	$168,387	$131,374

	December 31,
(Dollars in thousands)	2014	2013
FHLB stock holdings	$25,000	$25,000
FRB stock holdings	28,496	15,632

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2014 and December 31, 2013:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Cash and due from banks (1)	$1,694,329	$1,349,688
Securities purchased under agreements to resell (2)	95,611	172,989
Other short-term investment securities	6,122	16,102
Total cash and cash equivalents	$1,796,062	$1,538,779

(1)
At December 31, 2014 and 2013, $861 million and $715 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $440 million and $300 million, respectively.

(2)
At December 31, 2014 and 2013, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $98 million and $176 million, respectively. None of these securities were sold or repledged as of December 31, 2014 and 2013.

Additional information regarding our securities purchased under agreements to resell for 2014 and 2013 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Average securities purchased under agreements to resell	$108,910	$96,309
Maximum amount outstanding at any month-end during the year	283,215	338,687

7.	Investment Securities
Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The major components of our available-for-sale investment securities portfolio at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$7,289,135	$17,524	$(4,386)	$7,302,273
U.S. agency debentures	3,540,055	30,478	(8,977)	3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,884,450	14,851	(14,458)	1,884,843
Agency-issued collateralized mortgage obligations—variable rate	779,103	5,372	—	784,475
Equity securities	5,202	2,628	(322)	7,508
Total available-for-sale securities	$13,497,945	$70,853	$(28,143)	$13,540,655

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. agency debentures	$4,344,652	$41,365	$(40,785)	$4,345,232
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,472,528	17,189	(16,141)	2,473,576
Agency-issued collateralized mortgage obligations—fixed rate	3,386,670	24,510	(85,422)	3,325,758
Agency-issued collateralized mortgage obligations—variable rate	1,183,333	3,363	(123)	1,186,573
Agency-issued commercial mortgage-backed securities	581,475	552	(17,423)	564,604
Municipal bonds and notes	82,024	4,024	(21)	86,027
Equity securities	4,842	692	(483)	5,051
Total available-for-sale securities	$12,055,524	$91,695	$(160,398)	$11,986,821

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. treasury securities	$2,297,895	$(4,386)	$—	$—	$2,297,895	$(4,386)
U.S. agency debentures	249,266	(489)	507,385	(8,488)	756,651	(8,977)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	662,092	(3,104)	453,801	(11,354)	1,115,893	(14,458)
Equity securities	568	(322)	—	—	568	(322)
Total temporarily impaired securities (1)	$3,209,821	$(8,301)	$961,186	$(19,842)	$4,171,007	$(28,143)

(1)
As of December 31, 2014, we identified a total of 115 investments that were in unrealized loss positions, of which 33 investments totaling $961.2 million with unrealized losses of $19.8 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2014, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of December 31, 2014, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities classified as available-for-sale as of December 31, 2014. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2014
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$7,302,273	1.08%	$200,098	0.20%	$6,406,273	1.02%	$695,902	1.99%	$—	—%
U.S. agency debentures	3,561,556	1.64	869,463	1.78	2,276,819	1.46	415,274	2.36	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,884,843	2.00	—	—	—	—	527,216	2.57	1,357,627	1.79
Agency-issued collateralized mortgage obligations - variable rate	784,475	0.71	—	—	—	—	—	—	784,475	0.71
Total	$13,533,147	1.34	$1,069,561	1.48	$8,683,092	1.13	$1,638,392	2.27	$2,142,102	1.39

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

The major components of our held-to-maturity investment securities portfolio at December 31, 2014 are as follows:

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$405,899	$4,589	$(38)	$410,450
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,799,923	5,789	(2,320)	2,803,392
Agency-issued collateralized mortgage obligations— fixed rate	3,185,109	4,521	(14,885)	3,174,745
Agency-issued collateralized mortgage obligations— variable rate	131,580	371	—	131,951
Agency-issued commercial mortgage-backed securities	814,589	1,026	(3,800)	811,815
Municipal bonds and notes	83,942	18	(657)	83,303
Total held-to-maturity securities	$7,421,042	$16,314	$(21,700)	$7,415,656

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$48,335	$(38)	$—	$—	$48,335	$(38)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	999,230	(2,320)	—	—	999,230	(2,320)
Agency-issued collateralized mortgage obligations—fixed rate	1,682,348	(9,705)	783,558	(5,180)	2,465,906	(14,885)
Agency-issued commercial mortgage-backed securities	629,840	(3,800)	—	—	629,840	(3,800)
Municipal bonds and notes	79,141	(657)	—	—	79,141	(657)
Total temporarily impaired securities (2):	$3,438,894	$(16,520)	$783,558	$(5,180)	$4,222,452	$(21,700)

(1)	Represents securities in an unrealized loss position for twelve months or longer in which the amortized cost basis was re-set for those securities re-designated from AFS to HTM effective June 1, 2014.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
As of December 31, 2014, we identified a total of 292 investments that were in unrealized loss positions, of which 26 investments totaling $783.6 million with unrealized losses of $5.2 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2014, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of December 31, 2014, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of December 31, 2014. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2014
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$405,899	2.87%	$—	—%	$—	—%	$405,899	2.87%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,799,923	2.42	—	—	43,809	2.39	853,331	2.21	1,902,783	2.51
Agency-issued collateralized mortgage obligations - fixed rate	3,185,109	1.68	—	—	—	—	—	—	3,185,109	1.68
Agency-issued collateralized mortgage obligations - variable rate	131,580	0.65	—	—	—	—	—	—	131,580	0.65
Agency-issued commercial mortgage-backed securities	814,589	2.15	—	—	—	—	—	—	814,589	2.15
Municipal bonds and notes	83,942	6.00	3,442	5.37	30,985	5.86	39,904	6.10	9,611	6.27
Total	$7,421,042	2.10	$3,442	5.37	$74,794	3.83	$1,299,134	2.54	$6,043,672	1.99

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-marketable and Other Securities
The major components of our non-marketable and other investment securities portfolio at December 31, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,130,882	$862,972
Other venture capital investments (2)	71,204	32,839
Other securities (fair value accounting) (3)	108,251	321,374
Non-marketable securities (equity method accounting):
Other investments (4)	142,674	142,883
Low income housing tax credit funds	118,650	72,241
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	140,551	148,994
Other investments	16,676	14,191
Total non-marketable and other securities	$1,728,888	$1,595,494

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2014 and December 31, 2013 (fair value accounting):

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$24,645	12.6%	$29,104	12.6%
SVB Strategic Investors Fund II, LP	97,250	8.6	96,185	8.6
SVB Strategic Investors Fund III, LP	269,821	5.9	260,272	5.9
SVB Strategic Investors Fund IV, LP	291,291	5.0	226,729	5.0
Strategic Investors Fund V Funds	226,111	Various	118,181	Various
Strategic Investors Fund VI Funds	89,605	—	7,944	0.2
SVB Capital Preferred Return Fund, LP	62,110	20.0	59,028	20.0
SVB Capital—NT Growth Partners, LP	61,973	33.0	61,126	33.0
SVB Capital Partners II, LP (i)	302	5.1	708	5.1
Other private equity fund (ii)	7,774	58.2	3,695	58.2
Total venture capital and private equity fund investments	$1,130,882		$862,972

(i)
At December 31, 2014, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At December 31, 2014, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2014 and December 31, 2013 (fair value accounting):

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$3,291	10.7%	$6,564	10.7%
SVB Capital Partners II, LP (i)	20,481	5.1	22,684	5.1
Capital Partners III, LP	41,055	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund	6,377	6.8	3,591	6.8
Total other venture capital investments	$71,204		$32,839

(i)	At December 31, 2014, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December 31, 2014, the amount primarily includes total unrealized gains of $75 million in one public company, FireEye. The extent to which any unrealized gains (or losses) will become realized is subject to a variety of factors, including, among other things, changes in prevailing market prices and the timing of any sales or distribution of securities and may also be constrained by lock-up agreements. None of the FireEye related investments currently are subject to a lock-up agreement.

(4)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2014 and December 31, 2013 (equity method accounting):

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Capital 2008, LP (i)	$21,294	15.5%	$21,867	15.5%
China Joint Venture investment	79,569	50.0	79,940	50.0
Other investments	41,811	Various	41,076	Various
Total other investments (equity method accounting)	$142,674		$142,883

(i)	At December 31, 2014, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 281 and 288 funds (primarily venture capital funds) at December 31, 2014 and December 31, 2013, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $141 million, and $234 million, respectively, as of December 31, 2014. The carrying value, and estimated fair value, of the venture capital and private equity fund investments (cost method accounting) was $149 million, and $215 million, respectively, as of December 31, 2013.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the components of gains and losses (realized and unrealized) on investment securities in 2014, 2013 and 2012:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$658	$3,887	$6,380
Marketable securities (fair value accounting)	—	—	8,863
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	349,747	186,404	107,507
Other venture capital investments	17,309	9,241	58,409
Other investments	—	—	21
Other securities (fair value accounting)	151,007	227,252	—
Non-marketable securities (equity method accounting):
Other investments	10,937	18,235	16,923
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	16,001	10,081	3,503
Other investments	5,794	431	1,715
Total gross gains on investment securities	551,453	455,531	203,321
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(19,255)	(3,349)	(2,139)
Marketable securities (fair value accounting)	—	—	(1,675)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(86,263)	(17,185)	(63,146)
Other venture capital investments	(4,516)	(3,496)	(11,062)
Other securities (fair value accounting)	(170,890)	(2,962)	—
Non-marketable securities (equity method accounting):
Other investments	(2,320)	(3,111)	(1,987)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(827)	(1,700)	(1,079)
Other investments (3)	(359)	(4,320)	(119)
Total gross losses on investment securities	(284,430)	(36,123)	(81,207)
Gains on investment securities, net	$267,023	$419,408	$122,114

(1)
Includes realized gains (losses) on sales of available-for-sale securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
Includes OTTI of $0.8 million from the declines in value for 27 of the 281 investments, $1.4 million from the declines in value for 43 of the 288 investments, and $1.0 million from the declines in value for 46 of the 324 investments held at December 31, 2014, 2013, and 2012, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

(3)
No OTTI was recognized for the year ended December 31, 2014. We concluded that any declines in value for the investments were temporary, and as such, no OTTI was required to be recognized. There was $3.9 million of OTTI recognized for the year ended December 31, 2013 on a single direct equity investment and there was no recognized OTTI for the year ended December 31, 2012.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Loans and Allowance for Loan Losses
We serve a variety of commercial clients in the technology, life science & healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and energy and resource innovation. Because of the diverse nature of ERI products and services, for our loan-related reporting purposes, ERI-related loans are reported under our hardware, software and internet, life science & healthcare and other commercial loan categories, as applicable. Our life science & healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
In addition to commercial loans, we make consumer loans through SVB Private Bank and provide real estate secured loans to eligible employees through our EHOP. Our private banking clients are primarily private equity/venture capital professionals and executive leaders in the innovation companies they support. These products and services include real estate secured home equity lines of credit, which may be used to finance real estate investments and loans used to purchase, renovate or refinance personal residences. These products and services also include restricted stock purchase loans and capital call lines of credit.
We also provide community development loans made as part of our responsibilities under the Community Reinvestment Act. These loans are included within “Construction loans” below and are primarily secured by real estate.
The composition of loans, net of unearned income of $104 million and $89 million at December 31, 2014 and 2013, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2014	2013
Commercial loans:
Software and internet	$4,954,676	$4,102,636
Hardware	1,131,006	1,213,032
Private equity/venture capital	4,582,906	2,386,054
Life science & healthcare	1,289,904	1,170,220
Premium wine	187,568	149,841
Other	234,551	288,904
Total commercial loans	12,380,611	9,310,687
Real estate secured loans:
Premium wine (1)	606,753	514,993
Consumer loans (2)	1,118,115	873,255
Other	39,651	30,743
Total real estate secured loans	1,764,519	1,418,991
Construction loans	78,626	76,997
Consumer loans	160,520	99,711
Total loans, net of unearned income (3)	$14,384,276	$10,906,386

(1)	Included in our premium wine portfolio are gross construction loans of $112 million at both December 31, 2014 and 2013.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)	Consumer loans secured by real estate at December 31, 2014 and 2013 were comprised of the following:

	December 31,
(Dollars in thousands)	2014	2013
Loans for personal residence	$918,629	$685,327
Loans to eligible employees	133,568	121,548
Home equity lines of credit	65,918	66,380
Consumer loans secured by real estate	$1,118,115	$873,255

(3)	Included within our total loan portfolio are credit card loans of $131 million and $85 million at December 31, 2014 and 2013, respectively.
Credit Quality
The composition of loans, net of unearned income of $104 million and $89 million at December 31, 2014 and December 31, 2013, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

	December 31,
(Dollars in thousands)	2014	2013
Commercial loans:
Software and internet	$4,954,676	$4,102,636
Hardware	1,131,006	1,213,032
Private equity/venture capital	4,582,906	2,386,054
Life science & healthcare	1,289,904	1,170,220
Premium wine	794,321	664,834
Other	352,828	396,644
Total commercial loans	13,105,641	9,933,420
Consumer loans:
Real estate secured loans	1,118,115	873,255
Other consumer loans	160,520	99,711
Total consumer loans	1,278,635	972,966
Total loans, net of unearned income	$14,384,276	$10,906,386

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2014 and 2013:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2014:
Commercial loans:
Software and internet	$10,989	$1,627	$52	$12,668	$4,950,291	$52
Hardware	13,424	126	—	13,550	1,124,423	—
Private equity/venture capital	40,773	—	—	40,773	4,580,526	—
Life science & healthcare	738	786	—	1,524	1,298,728	—
Premium wine	—	—	—	—	795,345	—
Other	178	3	—	181	354,939	—
Total commercial loans	66,102	2,542	52	68,696	13,104,252	52
Consumer loans:
Real estate secured loans	1,592	341	1,250	3,183	1,114,286	1,250
Other consumer loans	—	—	—	—	160,212	—
Total consumer loans	1,592	341	1,250	3,183	1,274,498	1,250
Total gross loans excluding impaired loans	67,694	2,883	1,302	71,879	14,378,750	1,302
Impaired loans	598	1,293	22,320	24,211	13,926	—
Total gross loans	$68,292	$4,176	$23,622	$96,090	$14,392,676	$1,302
December 31, 2013:
Commercial loans:
Software and internet	$9,804	$1,291	$99	$11,194	$4,102,546	$99
Hardware	2,679	3,965	—	6,644	1,198,169	—
Private equity/venture capital	4	—	—	4	2,408,382	—
Life science & healthcare	395	131	—	526	1,179,462	—
Premium wine	—	—	—	—	665,755	—
Other	1,580	142	—	1,722	397,416	—
Total commercial loans	14,462	5,529	99	20,090	9,951,730	99
Consumer loans:
Real estate secured loans	240	—	—	240	872,586	—
Other consumer loans	8	—	—	8	98,965	—
Total consumer loans	248	—	—	248	971,551	—
Total gross loans excluding impaired loans	14,710	5,529	99	20,338	10,923,281	99
Impaired loans	4,657	7,043	4,339	16,039	35,610	—
Total gross loans	$19,367	$12,572	$4,438	$36,377	$10,958,891	$99

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of December 31, 2014 and 2013:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
December 31, 2014:
Commercial loans:
Software and internet	$33,287	$—	$33,287	$34,218
Hardware	1,403	1,118	2,521	2,535
Private equity/venture capital	—	—	—	—
Life science & healthcare	475	—	475	2,453
Premium wine	—	1,304	1,304	1,743
Other	233	—	233	233
Total commercial loans	35,398	2,422	37,820	41,182
Consumer loans:
Real estate secured loans	—	192	192	1,412
Other consumer loans	125	—	125	305
Total consumer loans	125	192	317	1,717
Total	$35,523	$2,614	$38,137	$42,899
December 31, 2013:
Commercial loans:
Software and internet	$27,308	$310	$27,618	$28,316
Hardware	19,329	338	19,667	35,317
Private equity/venture capital	40	—	40	40
Life science & healthcare	—	1,278	1,278	4,727
Premium wine	—	1,442	1,442	1,778
Other	690	—	690	718
Total commercial loans	47,367	3,368	50,735	70,896
Consumer loans:
Real estate secured loans	—	244	244	1,434
Other consumer loans	670	—	670	941
Total consumer loans	670	244	914	2,375
Total	$48,037	$3,612	$51,649	$73,271

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable during 2014, 2013 and 2012:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Average impaired loans:
Commercial loans:
Software and internet	$14,357	$6,254	$2,223
Hardware	6,634	24,508	19,242
Private equity/venture capital	—	37	—
Life science & healthcare	516	334	345
Premium wine	1,381	2,210	3,513
Other	1,088	3,601	3,558
Total commercial loans	23,976	36,944	28,881
Consumer loans:
Real estate secured loans	218	2,957	5,037
Other consumer loans	322	945	1,896
Total consumer loans	540	3,902	6,933
Total average impaired loans	$24,516	$40,846	$35,814
The following tables summarize the activity relating to our allowance for loan losses for 2014, 2013, and 2012 broken out by portfolio segment:

Year ended December 31, 2014	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance December 31, 2014
(Dollars in thousands)
Commercial loans:
Software and internet	$64,084	$(21,031)	$1,425	$36,503	$80,981
Hardware	36,553	(15,265)	2,238	2,334	25,860
Private equity/venture capital	16,385	—	—	11,612	27,997
Life science & healthcare	11,926	(2,951)	374	5,859	15,208
Premium wine	3,914	(35)	240	354	4,473
Other	3,680	(3,886)	1,499	1,960	3,253
Total commercial loans	136,542	(43,168)	5,776	58,622	157,772
Consumer loans	6,344	—	379	864	7,587
Total allowance for loan losses	$142,886	$(43,168)	$6,155	$59,486	$165,359

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2013	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2013
(Dollars in thousands)
Commercial loans:
Software and internet	$42,648	$(8,861)	$1,934	$28,363	$64,084
Hardware	29,761	(18,819)	2,677	22,934	36,553
Private equity/venture capital	9,963	—	—	6,422	16,385
Life science & healthcare	13,606	(6,010)	1,860	2,470	11,926
Premium wine	3,523	—	170	221	3,914
Other	3,912	(8,107)	2,995	4,880	3,680
Total commercial loans	103,413	(41,797)	9,636	65,290	136,542
Consumer loans	7,238	(869)	1,572	(1,597)	6,344
Total allowance for loan losses	$110,651	$(42,666)	$11,208	$63,693	$142,886

Year ended December 31, 2012	Beginning Balance December 31, 2011	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2012
(Dollars in thousands)
Commercial loans:
Software and internet	$38,263	$(4,316)	$4,874	$3,827	$42,648
Hardware	16,810	(20,247)	1,107	32,091	29,761
Private equity/venture capital	7,319	—	—	2,644	9,963
Life science & healthcare	10,243	(5,080)	334	8,109	13,606
Premium wine	3,914	(584)	650	(457)	3,523
Other	5,817	(2,485)	1,377	(797)	3,912
Total commercial loans	82,366	(32,712)	8,342	45,417	103,413
Consumer loans	7,581	(607)	1,351	(1,087)	7,238
Total allowance for loan losses	$89,947	$(33,319)	$9,693	$44,330	$110,651

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2014 and 2013, broken out by portfolio segment:

	December 31, 2014				December 31, 2013
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$13,695	$33,287	$67,286	$4,921,389	$11,261	$27,617	$52,823	$4,075,019
Hardware	1,133	2,521	24,727	1,128,485	9,673	19,667	26,880	1,193,365
Private equity/venture capital	—	—	27,997	4,582,906	19	39	16,366	2,386,015
Life science & healthcare	121	475	15,087	1,289,429	—	1,278	11,926	1,168,942
Premium wine	—	1,304	4,473	793,017	—	1,442	3,914	663,392
Other	71	233	3,182	352,595	156	690	3,524	395,954
Total commercial loans	15,020	37,820	142,752	13,067,821	21,109	50,733	115,433	9,882,687
Consumer loans	31	317	7,556	1,278,318	168	915	6,176	972,051
Total	$15,051	$38,137	$150,308	$14,346,139	$21,277	$51,648	$121,609	$10,854,738
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies”). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2014 and 2013:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
December 31, 2014:
Commercial loans:
Software and internet	$4,611,253	$351,706	$33,287	$4,996,246
Hardware	945,998	191,975	2,521	1,140,494
Private equity/venture capital	4,615,231	6,068	—	4,621,299
Life science & healthcare	1,165,266	134,986	475	1,300,727
Premium wine	774,962	20,383	1,304	796,649
Other	346,153	8,967	233	355,353
Total commercial loans	12,458,863	714,085	37,820	13,210,768
Consumer loans:
Real estate secured loans	1,112,396	5,073	192	1,117,661
Other consumer loans	158,162	2,050	125	160,337
Total consumer loans	1,270,558	7,123	317	1,277,998
Total gross loans	$13,729,421	$721,208	$38,137	$14,488,766
December 31, 2013:
Commercial loans:
Software and internet	$3,875,043	$238,697	$27,618	$4,141,358
Hardware	995,055	209,758	19,667	1,224,480
Private equity/venture capital	2,408,386	—	40	2,408,426
Life science & healthcare	1,091,993	87,995	1,278	1,181,266
Premium wine	652,747	13,008	1,442	667,197
Other	383,602	15,536	690	399,828
Total commercial loans	9,406,826	564,994	50,735	10,022,555
Consumer loans:
Real estate secured loans	868,789	4,037	244	873,070
Other consumer loans	95,586	3,387	670	99,643
Total consumer loans	964,375	7,424	914	972,713
Total gross loans	$10,371,201	$572,418	$51,649	$10,995,268

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TDRs
As of December 31, 2014 we had 7 TDRs with a total carrying value of $7.2 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. This compares to 18 TDRs with a total carrying value of $22.4 million as of December 31, 2013. There were unfunded commitments available for funding of $3.1 million to the clients associated with these TDRs as of December 31, 2014. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Loans modified in TDRs:
Commercial loans:
Software and internet	$3,784	$5,860
Hardware	1,118	13,329
Private equity/venture capital	—	77
Premium wine	1,891	1,442
Other	233	1,055
Total commercial loans	7,026	21,763
Consumer loans:
Other consumer loans	125	670
Total consumer loans	125	670
Total	$7,151	$22,433
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during 2014, 2013, and 2012:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Loans modified in TDRs during the period:
Commercial loans:
Software and internet	$1,033	$4,932	$1,939
Hardware	1,118	8,143	20,514
Private equity/venture capital	—	77	—
Premium wine	587	—	1,024
Other	—	690	4,878
Total commercial loans	2,738	13,842	28,355
Consumer loans:
Real estate secured loans	—	—	368
Other consumer loans	—	6	—
Total consumer loans	—	6	368
Total loans modified in TDRs during the period (1)	$2,738	$13,848	$28,723

(1)	During 2014 we had no partial charge-offs. In 2013 and 2012 we had partial charge-offs of $11.1 million and $14.3 million respectively, on loans classified as TDRs.
During 2014 new TDRs of $1.0 million and $1.7 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively. During 2013 all new TDRs were modified through payment deferrals granted to our clients

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and no principal or interest was forgiven. During 2012 new TDRs totaling $9 million and $19 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively.
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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during their respective periods, broken out by portfolio segment and class of financing receivable. During the 2014 year, there were no TDRs modified within the previous 12 months that defaulted.

	December 31,
(Dollars in thousands)	2013	2012
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Hardware	$1,627	$1,868
Private equity/venture capital	38	—
Other	365	—
Total commercial loans	2,030	1,868
Consumer loans:
Real estate secured loans	—	120
Other consumer loans	6	—
Total consumer loans	6	120
Total TDRs modified within the previous 12 months that defaulted in the period	$2,036	$1,988
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of December 31, 2014.

9.	Premises and Equipment
Premises and equipment at December 31, 2014 and 2013 consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013
Computer software	$149,579	$128,129
Computer hardware	52,203	45,241
Leasehold improvements	48,780	40,851
Furniture and equipment	24,320	19,434
Total	274,882	233,655
Accumulated depreciation and amortization	(195,037)	(166,170)
Premises and equipment, net	$79,845	$67,485
Depreciation and amortization expense for premises and equipment was $30.0 million, $29.1 million, and $23.7 million in 2014, 2013 and 2012, respectively. Additionally, in 2013 we wrote-off $1.2 million in certain assets, primarily computer software. There were no write-offs during the 2014 and 2012 years.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Disposal - Assets Held-for-Sale
As a result of the SVBIF pending sale transaction, the Company classified SVBIF's net assets as held-for-sale as assets held-for sale-criteria were met and an impairment loss was recognized at December 31, 2014. The following table details selected financial information included in the loss from the pending sale:

(Dollars in thousands)	Year ended December 31, 2014
Losses primarily attributable to cumulative foreign currency translation adjustment	$12,934
Transaction-related expenses	1,000
Total impairment loss included in other noninterest income (1)	$13,934
Tax impact of undistributed earnings of SVBIF	2,900
Tax impact from net losses on SVBIF Sale Transaction	(5,398)
Net tax impact included in income tax expense	$(2,498)
Net loss on SVBIF Sale Transaction	$11,436

(1)
The total impairment loss is included in noninterest income in our Global Commercial Bank operating segment as reported in Note 21—”Segment Reporting” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report.

The following table presents the composition of SVBIF assets held-for-sale included in accrued interest receivable and other assets at December 31, 2014:

(Dollars in thousands)	December 31, 2014
Assets:
Cash and due from banks	$3,054
Securities purchased under agreement to resell and other short-term investments	11,898
Net loans	26,800
Premises and equipment, net	24
Accrued interest receivable and other assets	7,163
Total assets of SVBIF held-for-sale (1)	$48,939
Liabilities:
Other liabilities	$4,686
Total liabilities of SVBIF held-for-sale (1)	$4,686

(1)
Net assets of $44.3 million are included in our Global Commercial Bank operating segment as reported in Note 21—”Segment Reporting” of the “Notes to Consolidated Financial Statements” under Part II, Item 8 of this report.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Deposits
The following table presents the composition of our deposits at December 31, 2014 and 2013:

	December 31,
(Dollars in thousands)	2014	2013
Noninterest-bearing demand	$24,583,682	$15,894,360
Negotiable order of withdrawal (NOW)	254,462	151,746
Money market	6,186,044	4,373,974
Money market deposits in foreign offices	242,526	181,299
Sweep deposits in foreign offices	2,948,658	1,657,740
Time	128,127	213,860
Total deposits	$34,343,499	$22,472,979
The aggregate amount of time deposit accounts individually equal to or greater than $100,000 totaled $116 million and $197 million at December 31, 2014 and 2013, respectively. Interest expense paid on time deposits individually equal to or greater than $100,000 totaled $0.3 million, $0.6 million and $0.5 million in 2014, 2013 and 2012, respectively. At December 31, 2014, time deposit accounts individually equal to or greater than $100,000 totaling $116 million were scheduled to mature within one year.

12.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2014 and 2013:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at December 31, 2014	December 31, 2014	December 31, 2013
Short-term borrowings:
Other short-term borrowings	(1)	$7,781	$7,781	$5,080
Total short-term borrowings			$7,781	$5,080
Long-term debt:
5.375% Senior Notes	September 15, 2020	$350,000	$348,436	$348,209
6.05% Subordinated Notes (2)	June 1, 2017	45,964	50,162	51,987
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,845	55,020
Total long-term debt			$453,443	$455,216

(1)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor, which includes an interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)	At December 31, 2014 and 2013, included in the carrying value of our 6.05% Subordinated Notes were $4.6 million and $6.5 million, respectively, related to hedge accounting associated with the notes.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate annual maturities of long-term debt obligations as of December 31, 2014 are as follows:

Year ended December 31, (dollars in thousands):	Amount
2015	$—
2016	—
2017	50,162
2018	—
2019	—
2020 and thereafter	403,281
Total	$453,443
Interest expense related to short-term borrowings and long-term debt was $23.2 million, $23.1 million and $24.2 million in 2014, 2013 and 2012, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of December 31, 2014 was 0.08 percent.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.0% Junior Subordinated Debentures
In October 2003, we issued $50 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0 percent per annum of the face value of the junior subordinated debentures. Distributions for each of 2014, 2013 and 2012 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity in October 2033, or may currently be redeemed prior to maturity in whole or in part, at our option, at any time. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2014, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at December 31, 2014 totaled $1.3 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at December 31, 2014 totaled $1.0 billion, all of which was unused and available to support additional borrowings.

13.	Derivative Financial Instruments
We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk, and to assist customers with their risk management objectives. Also, in connection with negotiating credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science & healthcare industries.
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
Currency Exchange Risk
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk associated with the net difference between foreign currency denominated assets and liabilities, primarily in Pound Sterling and Euro. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Gains or losses from changes in currency rates on foreign currency denominated instruments are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the instruments are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Additionally, through our global banking operations we maintain customer deposits denominated in the Euro and Pound Sterling, which are used to fund certain loans in these currencies to limit our exposure to currency fluctuations.
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets, loan conversion options, forward and option contracts, and interest rate contracts. For further description of these other derivative instruments, refer to Note 2-“Summary of Significant Accounting Policies."

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
The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2014 and 2013 were as follows:

		December 31, 2014				December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$4,609	$2,970	$1,639	$45,964	$6,492	$5,080	$1,412
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	200,957	5,050	2,441	2,609	140,760	1,423	—	1,423
Foreign exchange forwards	Other liabilities	6,226	(489)	—	(489)	62,649	(634)	—	(634)
Net exposure			4,561	2,441	2,120		789	—	789
Other derivative instruments:
Equity warrant assets	Other assets	197,878	116,604	—	116,604	179,934	103,513	—	103,513
Other derivatives:
Client foreign exchange forwards	Other assets	801,487	28,954	2,370	26,584	424,983	13,673	—	13,673
Client foreign exchange forwards	Other liabilities	774,355	(27,647)	—	(27,647)	367,079	(11,549)	—	(11,549)
Client foreign currency options	Other assets	34,926	227	—	227	91,854	434	—	434
Client foreign currency options	Other liabilities	34,926	(227)	—	(227)	91,854	(434)	—	(434)
Loan conversion options	Other assets	—	—	—	—	3,455	314	—	314
Client interest rate derivatives	Other assets	387,410	2,546	—	2,546	216,773	1,265	—	1,265
Client interest rate derivatives	Other liabilities	387,410	(2,748)	—	(2,748)	216,773	(1,396)	—	(1,396)
Net exposure			1,105	2,370	(1,265)		2,307	—	2,307
Net			$126,879	$7,781	$119,098		$113,101	$5,080	$108,021

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2014 remain at investment grade or higher and there were no material changes in their credit ratings for the year ended December 31, 2014.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2014, 2013 and 2012 is as follows:

		Year ended December 31,
(Dollars in thousands)	Statement of income location	2014	2013	2012
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$2,553	$2,536	$5,154
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(50)	14	603
Net gains associated with interest rate risk derivatives		$2,503	$2,550	$5,757
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of foreign currency instruments	Other noninterest income	$(21,636)	$3,016	$1,677
Gains (losses) on internal foreign exchange forward contracts, net	Net gains on derivative instruments	21,598	(4,213)	(103)
Net (losses) gains associated with currency risk		$(38)	$(1,197)	$1,574
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$71,012	$46,101	$19,385
Gains (losses) on client foreign exchange forward contracts, net	Net gains on derivative instruments	$5,081	$(452)	$460
Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(796)	$734	$(1,666)

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of December 31, 2014 and 2013:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014
Derivative Assets:
Interest rate swaps	$4,609	$—	$4,609	$(1,639)	$(2,970)	$—
Foreign exchange forwards	34,004	—	34,004	(17,843)	(4,811)	11,350
Foreign currency options	501	(274)	227	(144)	—	83
Client interest rate derivatives	2,546	—	2,546	(2,546)	—	—
Total derivative assets:	41,660	(274)	41,386	(22,172)	(7,781)	11,433
Reverse repurchase, securities borrowing, and similar arrangements	95,611	—	95,611	(95,611)	—	—
Total	$137,271	$(274)	$136,997	$(117,783)	$(7,781)	$11,433
December 31, 2013
Derivative Assets:
Interest rate swaps	$6,492	$—	$6,492	$(1,412)	$(5,080)	$—
Foreign exchange forwards	15,096	—	15,096	(6,735)	—	8,361
Foreign currency options	504	(70)	434	(155)	—	279
Client interest rate derivatives	1,265	—	1,265	(256)	—	1,009
Total derivative assets:	23,357	(70)	23,287	(8,558)	(5,080)	9,649
Reverse repurchase, securities borrowing, and similar arrangements	172,989	—	172,989	(172,989)	—	—
Total	$196,346	$(70)	$196,276	$(181,547)	$(5,080)	$9,649
The following table summarizes our liabilities subject to enforceable master netting arrangements as of December 31, 2014 and 2013:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2014
Derivative Liabilities:
Foreign exchange forwards	$28,136	$—	$28,136	$(16,808)	$—	$11,328
Foreign currency options	501	(274)	227	(83)	—	144
Client interest rate derivatives	2,748	—	2,748	(2,748)	—	—
Total derivative liabilities:	31,385	(274)	31,111	(19,639)	—	11,472
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$31,385	$(274)	$31,111	$(19,639)	$—	$11,472
December 31, 2013
Derivative Liabilities:
Foreign exchange forwards	$12,183	$—	$12,183	$(8,282)	$—	$3,901
Foreign currency options	504	(70)	434	(279)	—	155
Client interest rate derivatives	1,396	—	1,396	(1,087)	—	309
Total derivative assets:	14,083	(70)	14,013	(9,648)	—	4,365
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$14,083	$(70)	$14,013	$(9,648)	$—	$4,365

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.	Other Noninterest (Loss) Income and Other Noninterest Expense
A summary of other noninterest (loss) income for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Fund management fees	$13,498	$11,163	$11,057
Service-based fee income	8,801	7,807	7,937
Net gains on the sale of certain assets related to our equity management services business	—	—	4,243
Net losses on the sale of certain assets related to our SVBIF business	(13,934)	—	—
(Losses) gains on revaluation of foreign currency instruments (1)	(21,636)	3,016	1,677
Other (2)	12,011	14,153	11,449
Total other noninterest (loss) income	$(1,260)	$36,139	$36,363

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

A summary of other noninterest expense for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Client services	$10,692	$8,181	$6,910
Tax credit fund amortization	9,691	6,436	3,911
Data processing services	8,079	7,895	5,876
Telephone	7,250	6,258	6,528
Postage and supplies	3,196	2,462	2,482
Dues and publications	2,549	1,745	2,067
Other	12,939	8,950	8,188
Total other noninterest expense	$54,396	$41,927	$35,962

15.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as major tax filings. Our U.S. federal tax returns for 2011 and subsequent years remain open to full examination. Our California tax returns for 2010 and subsequent tax years remain open to full examination. Massachusetts tax returns for 2011 and subsequent years remain open to full examination.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of our provision for income taxes for 2014, 2013 and 2012 were as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Current provision:
Federal	$172,492	$99,480	$87,635
State	44,666	25,498	23,752
Deferred expense (benefit):
Federal	(36,197)	11,244	2,385
State	(7,199)	2,836	(503)
Income tax expense	$173,762	$139,058	$113,269

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2014, 2013 and 2012, is as follows:

	December 31,
(Dollars in thousands)	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	5.6	5.1	5.8
Meals and entertainment	0.3	0.5	0.5
Disallowed officer's compensation	0.3	0.1	0.1
Share-based compensation expense on incentive stock options and ESPP	0.1	(0.3)	0.4
Tax-exempt interest income	(0.3)	(0.3)	(0.4)
Low-income housing tax credits	(1.8)	(1.6)	(1.2)
Other, net	0.5	0.7	(0.9)
Effective income tax rate	39.7%	39.2%	39.3%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities at December 31, 2014 and 2013, consisted of the following:

	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$80,554	$69,616
Share-based compensation expense	15,249	14,535
Loan fee income	9,738	7,804
State income taxes	9,428	6,194
Net operating loss	8,641	9,682
Other accruals not currently deductible	7,601	4,869
Premises and equipment and other intangibles	1,344	734
Net unrealized losses on foreign currency translation	802	5,228
Research and development credit	324	324
Net unrealized losses on available-for-sale securities	—	27,686
Other	2,983	36
Deferred tax assets	136,664	146,708
Valuation allowance	(8,965)	(10,006)
Net deferred tax assets after valuation allowance	127,699	136,702

Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	(29,600)	—
Non-marketable and other securities	(27,858)	(55,921)
Derivative equity warrant assets	(19,090)	(10,344)
FHLB stock dividend	(1,230)	(1,236)
Other	—	(964)
Deferred tax liabilities	(77,778)	(68,465)
Net deferred tax assets	$49,921	$68,237

At both December 31, 2014 and 2013, federal net operating loss carryforwards totaled $16 million, and state net operating loss carryforwards totaled $8 million. Our foreign net operating loss carryforwards totaled $13 million and $19 million at December 31, 2014 and 2013, respectively. These net operating loss carryforwards expire at various dates beginning in 2019. A portion of our net operating loss carryforwards will be subject to provisions of the tax law that limits the use of losses that existed at the time there is a change in control of an enterprise. At December 31, 2014, the amount of our federal and state net operating loss carryforwards that would be subject to these limitations was $7 million and $2 million, respectively.
Currently, we believe that it is more likely than not that the benefit from these net operating loss carryforwards, which are associated with our former eProsper business unit, part of SVB Analytics, and our UK operations, will not be realized in the near term due to uncertainties in the timing of future profitability in those businesses. In recognition of this, our valuation allowance is $9 million on the deferred tax assets related to these net operating loss carryforward and research and development credits at December 31, 2014. The R&D credit carryforwards expire at various dates beginning in 2019. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
At December 31, 2014, our unrecognized tax benefit was $3.4 million, the recognition of which would reduce our income tax expense by $2.4 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of changes in our unrecognized tax benefit (including interest and penalties) in 2014 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at December 31, 2013	$252	$91	$343
Additions for tax positions for current year	2,879	—	2,879
Additions for tax positions for prior years	349	47	396
Lapse of the applicable statute of limitations	(83)	(38)	(121)
Balance at December 31, 2014	$3,397	$100	$3,497

16.	Employee Compensation and Benefit Plans
Our employee compensation and benefit plans include: (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Retention Program; (iv) Warrant Incentive Plan; (v) Deferred Compensation Plan; (vi) 401(k) and ESOP; (vii) EHOP; (viii) equity incentive plan; and (ix) ESPP. The Equity Incentive Plans and the ESPP are described in Note 4–“Share-Based Compensation.”
A summary of expenses incurred under certain employee compensation and benefit plans for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Incentive Compensation Plan	$78,014	$66,232	$46,467
Direct Drive Incentive Compensation Plan	20,153	22,941	24,556
Retention Program	1,792	2,577	2,076
Warrant Incentive Plan	3,926	5,818	2,523
Deferred Compensation Plan	2,458	2,650	1,767
SVBFG 401(k) Plan	11,996	11,277	9,947
SVBFG ESOP	6,691	7,429	10,324
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
Deferred Compensation Plan
Under the Deferred Compensation Plan (the “DC Plan”), eligible employees may elect to defer up to 50 percent of their base salary and/or up to 100 percent of any eligible bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan. From time to time, we may also offer deferred special retention incentives under this plan to key plan participants. The deferred incentives are eligible for investment in the Plan during the retention qualifying period.
Voluntary deferrals under the DC Plan were $3.9 million $3.6 million and $3.2 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, special retention incentives totaled $12.7 million. The DC Plan over all, had investment gains of $1.4 million in 2014, gains of $3.1 million in 2013 and gains of $0.7 million in 2012.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum annual amount allowable under federal income tax regulations of $17,500 for the years 2014 and 2013, and $17,000 for 2012. We match the employee's contributions dollar-for-dollar, up to 5 percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
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

17.	Related Parties
SVB Financial had commitments under two partially-syndicated revolving line of credit facilities totaling $65 million that matured on December 4, 2014 to Gold Hill Capital 2008 LP, a venture debt fund, and an affiliated fund, in which SVB Financial currently has ownership interests. As of December 31, 2014, SVB Financial has an 11.5 percent direct ownership interest and a 4.0 percent indirect ownership interest in Gold Hill Capital 2008 LP through our 83.8 percent interest in its general partner, Gold Hill Capital 08, LLC. The lines of credit were secured and had an interest rate of national Prime plus one percent. The highest outstanding balance under SVB Financial's portion of the facility for the year ended December 31, 2014 was $23 million. There was no outstanding balance as of December 31, 2014 and at December 31, 2013 the outstanding balance was $23 million.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During 2014, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

18.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
Operating Leases
We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2029, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2014:

Year ended December 31, (dollars in thousands) :	Amount
2015	$21,683
2016	20,771
2017	20,510
2018	21,142
2019	21,074
2020 and thereafter	84,198
Net minimum operating lease payments	$189,378

Rent expense for premises and equipment leased under operating leases totaled $20.3 million, $16.3 million and $14.5 million in 2014, 2013 and 2012, respectively.
Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2014 and 2013, respectively:

	December 31,
(Dollars in thousands)	2014	2013
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,591,408	$1,392,781
Variable interest rate commitments	11,860,039	9,101,973
Total loan commitments available for funding	13,451,447	10,494,754
Commercial and standby letters of credit (2)	1,254,338	975,968
Total unfunded credit commitments	$14,705,785	$11,470,722
Commitments unavailable for funding (3)	$1,868,489	$1,006,168
Maximum lending limits for accounts receivable factoring arrangements (4)	1,044,548	894,276
Reserve for unfunded credit commitments (5)	36,419	29,983

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
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
The table below summarizes our commercial and standby letters of credit at December 31, 2014. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,118,548	$65,333	$1,183,881	$1,183,881
Performance standby letters of credit	59,034	5,157	64,191	64,191
Commercial letters of credit	6,266	—	6,266	6,266
Total	$1,183,848	$70,490	$1,254,338	$1,254,338
At both December 31, 2014 and 2013, we had $8 million of deferred fees related to financial and performance standby letters of credit. At December 31, 2014, collateral in the form of cash of $510 million and available-for-sale securities of $1.1 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2014:

Our Ownership in Private Equity/Venture Capital Funds (dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	935	—	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,275	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V Funds	515	209	Various
Strategic Investors Fund VI Funds	—	—	—
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Debt funds (equity method accounting)	64,170	4,950	Various
Other fund investments (3)	299,913	19,449	Various
Total	$501,968	$41,468

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

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

(4)
We are subject to the Volcker Rule which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Part I, Item 1 in this report.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2014:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Strategic Investors Fund II, LP	5,133
SVB Strategic Investors Fund III, LP	12,706
SVB Strategic Investors Fund IV, LP	36,503
Strategic Investors Fund V Funds	140,362
Strategic Investors Fund VI Funds	254,248
SVB Capital Preferred Return Fund, LP	5,163
SVB Capital—NT Growth Partners, LP	5,872
Other private equity fund	77
Total	$462,314

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.	Fair Value of Financial Instruments
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain non-marketable, marketable and other securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Assets
Available-for-sale securities:
U.S. treasury securities	$7,302,273	$—	$—	$7,302,273
U.S. agency debentures	—	3,561,556	—	3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,884,843	—	1,884,843
Agency-issued collateralized mortgage obligations - variable rate	—	784,475	—	784,475
Equity securities	4,290	3,218	—	7,508
Total available-for-sale securities	7,306,563	6,234,092	—	13,540,655
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	1,130,882	1,130,882
Other venture capital investments	—	—	71,204	71,204
Other securities	108,251	—	—	108,251
Total non-marketable and other securities (fair value accounting)	108,251	—	1,202,086	1,310,337
Other assets:
Interest rate swaps	—	4,609	—	4,609
Foreign exchange forward and option contracts	—	34,231	—	34,231
Equity warrant assets	—	1,906	114,698	116,604
Client interest rate derivatives	—	2,546	—	2,546
Total assets (1)	$7,414,814	$6,277,384	$1,316,784	$15,008,982
Liabilities
Foreign exchange forward and option contracts	$—	$28,363	$—	$28,363
Client interest rate derivatives	—	2,748	—	2,748
Total liabilities	$—	$31,111	$—	$31,111

(1)
Included in Level 1 and Level 3 assets are $100 million and $1.1 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

(1)
Included in Level 1 and Level 3 assets are $2 million and $1.1 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2014, 2013 and 2012, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains, net Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2014:
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$862,972	$263,484	$224,233	$—	$—	$(219,807)	$—	$—	$1,130,882
Other venture capital investments	32,839	12,793	51,407	(20,362)	—	(5,347)	—	(126)	71,204
Other securities (fair value accounting)	319,249	103,864	—	(46,840)	—	3,863	—	(380,136)	—
Total non-marketable and other securities (fair value accounting) (1)	1,215,060	380,141	275,640	(67,202)	—	(221,291)	—	(380,262)	1,202,086
Other assets:
Equity warrant assets (2)	99,891	71,516	—	(70,875)	13,671	2,215	—	(1,720)	114,698
Total assets	$1,314,951	$451,657	$275,640	$(138,077)	$13,671	$(219,076)	$—	$(381,982)	$1,316,784
Year ended December 31, 2013:
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$665,921	$169,219	$146,564	$—	$—	$(118,732)	$—	$—	$862,972
Other venture capital investments	127,091	5,745	2,712	(1,224)	—	(97,924)	—	(3,561)	32,839
Other securities (fair value accounting)	—	222,368	—	—	—	96,881	—	—	319,249
Total non-marketable and other securities (fair value accounting) (1)	793,012	397,332	149,276	(1,224)	—	(119,775)	—	(3,561)	1,215,060
Other assets:
Equity warrant assets (2)	66,129	22,929	—	(16,680)	9,098	1,540	24,217	(7,342)	99,891
Total assets	$859,141	$420,261	$149,276	$(17,904)	$9,098	$(118,235)	$24,217	$(10,903)	$1,314,951
Year ended December 31, 2012:
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$611,824	$44,283	$122,238	$—	$—	$(112,424)	$—	$—	$665,921
Other venture capital investments	124,121	46,711	13,123	(9,716)	—	(39,558)	—	(7,590)	127,091
Other investments	987	21	—	—	—	(1,008)	—	—	—
Total non-marketable and other securities (fair value accounting) (1)	736,932	91,015	135,361	(9,716)	—	(152,990)	—	(7,590)	793,012
Other assets:
Equity warrant assets (2)	63,030	13,697	—	(21,077)	11,978	(78)	—	(1,421)	66,129
Total assets	$799,962	$104,712	$135,361	$(30,793)	$11,978	$(153,068)	$—	$(9,011)	$859,141

(1)	Realized and unrealized gains, net are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2014 and December 31, 2013, respectively:

	Year ended December 31,
(Dollars in thousands)	2014	2013
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$276,686	$168,567
Other venture capital investments (1)	3,044	6,207
Other securities (1)	—	222,368
Total non-marketable and other securities (fair value accounting) (2)	279,730	397,142
Other assets:
Equity warrant assets (3)	36,516	30,579
Total unrealized gains, net	$316,246	$427,721
Unrealized gains attributable to noncontrolling interests	$255,131	$346,954

(1)	2013 included total unrealized valuation gains of $219 million attributable to two of our portfolio companies, FireEye and Twitter.

(2)	Unrealized gains are recorded on the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(3)	Unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2014. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
December 31, 2014:
Other venture capital investments (fair value accounting)	$71,204	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,681	Modified Black-Scholes option pricing model	Volatility	42.6%
			Risk-Free interest rate	1.7
			Sales restrictions discount (2)	17.8
Equity warrant assets (private portfolio)	113,017	Modified Black-Scholes option pricing model	Volatility	38.3
			Risk-Free interest rate	0.9
			Marketability discount (3)	20.0
			Remaining life assumption (4)	45.0
December 31, 2013:
Other venture capital investments (fair value accounting)	$32,839	Private company equity pricing	(1)	(1)
Other securities	319,249	Modified stock price	Sales restrictions discount (2)	12.0%
Equity warrant assets (public portfolio)	24,217	Modified Black-Scholes option pricing model	Volatility	41.3
			Risk-Free interest rate	1.7
			Sales restrictions discount (2)	13.7
Equity warrant assets (private portfolio)	75,674	Modified Black-Scholes option pricing model	Volatility	40.1
			Risk-Free interest rate	0.8
			Marketability discount (3)	22.5
			Remaining life assumption (4)	45.0

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

(4)
We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At December 31, 2014, the weighted average contractual remaining term was 2.7 years, compared to our estimated remaining life of 5.9 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

During 2014 and 2013, there were no transfers between Level 2 and Level 1, compared to transfers of $3.1 million from Level 2 to Level 1 in 2012. Transfers from Level 3 to Level 1 during 2014 included $380.1 million as a result of the expiration of lockup and other restrictions on certain of our other securities. Transfers from Level 3 to Level 2 for 2013 and 2012 included $3.6 million and $7.6 million, respectively, as a result of the expiration of lock-up, and other sales restrictions on certain of our other venture capital investments. During 2013, a new sales restriction discount was applied to the valuation of public equity warrant assets, which were subject to certain sales restrictions. The application of this discount resulted in a transfer of $24.2 million of public equity warrant assets from Level 2 to Level 3.
All other transfers from Level 3 to Level 2 during 2014, 2013 and 2012 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (See our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.

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
The following describes the methods and assumptions used in estimating the fair values of financial instruments for which carrying value approximates fair value and assets and liabilities measured at fair value on a nonrecurring basis and excludes financial instruments already recorded at fair value as described above.
Financial Instruments for which Carrying Value Approximates Fair Value
Certain financial instruments that are not carried at fair value on the Consolidated Balance Sheets are carried at amounts that approximate fair value, due to their short-term nature and generally negligible credit risk. These instruments include cash and cash equivalents; FHLB and FRB stock; accrued interest receivable; short-term borrowings; short-term time deposits; and accrued interest payable. In addition, U.S. GAAP requires that the fair value of deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to their carrying value; recognition of the inherent funding value of these instruments is not permitted.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
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
Non-Marketable (Cost and Equity Method Accounting)
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
Long-lived Assets Held-for-Sale
The fair value of assets held-for-sale are estimated by their net realizable value, which represents the potential sales price less costs to sell. Valuation techniques utilized are significant assumptions not observable in the market, accordingly, we classify these assets as Level 3.
Long-Term Deposits
The fair value of long-term time deposits is estimated by discounting the cash flows using our cost of borrowings and the projected forward yield curve over their remaining contractual term.
Long-Term Debt
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
Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2014 and 2013. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2014 and 2013:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2014:
Financial assets:
Cash and cash equivalents	$1,796,062	$1,796,062	$—	$—
Held-to-maturity securities	7,421,042	—	7,415,656	—
Non-marketable securities (cost and equity method accounting)	418,551	—	—	512,473
Net commercial loans	12,947,869	—	—	13,082,487
Net consumer loans	1,271,048	—	—	1,247,336
Net long-lived assets held-for-sale	44,253	—	—	45,410
FHLB and FRB stock	53,496	—	—	53,496
Accrued interest receivable	94,180	—	94,180	—
Financial liabilities:
Other short-term borrowings	7,781	7,781	—	—
Non-maturity deposits (1)	34,215,372	34,215,372	—	—
Time deposits	128,127	—	128,107	—
5.375% Senior Notes	348,436	—	392,616	—
6.05% Subordinated Notes (2)	50,162	—	53,537	—
7.0% Junior Subordinated Debentures	54,845	—	52,990	—
Accrued interest payable	6,998	—	6,998	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	29,097
December 31, 2013:
Financial assets:
Cash and cash equivalents	$1,538,779	$1,538,779	$—	$—
Non-marketable securities (cost and equity method accounting)	378,309	—	—	447,783
Net commercial loans	9,796,878	—	—	9,935,917
Net consumer loans	966,622	—	—	1,005,080
FHLB and FRB stock	40,632	—	—	40,632
Accrued interest receivable	67,772	—	67,772	—
Financial liabilities:
Other short-term borrowings	5,080	5,080	—	—
Non-maturity deposits (1)	22,259,119	22,259,119	—	—
Time deposits	213,860	—	213,874	—
5.375% Senior Notes	348,209	—	383,782	—
6.05% Subordinated Notes (2)	51,987	—	56,297	—
7.0% Junior Subordinated Debentures	55,020	—	51,915	—
Accrued interest payable	6,858	—	6,858	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	24,285

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At December 31, 2014 and 2013, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $4.6 million and $6.5 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2014:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,130,882	$1,130,882	$462,314
Non-marketable securities (equity method accounting):
Other investments (2)	47,876	49,066	5,836
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	140,551	234,053	18,563
Total	$1,319,309	$1,414,001	$486,713

(1)
Venture capital and private equity fund investments within non-marketable and other securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science & healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $1.0 billion and $459 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

(2)
Other investments within non-marketable securities (equity method accounting) include investments in debt funds and venture capital and private equity fund investments that invest in or lend money to primarily U.S. and global technology and life science & healthcare companies. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds.

(3)
Venture capital and private equity fund investments within non-marketable securities (cost method accounting) include investments in venture capital and private equity fund investments that invest primarily in U.S. and global technology and life science & healthcare companies. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the California Department of Business Oversight - Division of Financial Institutions. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that the federal regulatory agencies adopt regulations defining five capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.
Quantitative measures, established by the regulators to ensure capital adequacy, require that SVB Financial Group and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders' equity (excluding any net unrealized gains or losses, after applicable taxes, on available-for-sale securities), qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the net unrealized losses, after applicable taxes, on available-for-sale equity securities carried at fair value). At least 50 percent of the qualifying total capital should consist of Tier 1 capital. Components of Tier 2 capital include preferred stock not qualifying as Tier 1 capital, qualifying subordinated debt, the allowance for credit losses, up to a maximum of 1.25 percent of risk-weighted assets and unrealized gains on available-for-sale equity securities, subject to limitations set by the guidelines. Tier 3 capital includes certain qualifying unsecured subordinated debt. We did not have any Tier 3 capital as of December 31, 2014 and 2013.
As of December 31, 2014, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes under existing capital guidelines.  There are no conditions or events since that date that management believes would have a material impact on that capital category.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized and a well-capitalized depository institution, as of December 31, 2014 and 2013:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum
December 31, 2014:
Total risk-based capital:
SVB Financial	13.92%	10.0%	8.0%	$3,030,150	$2,176,210	$1,740,968
Bank	12.12	10.0	8.0	2,600,011	2,145,788	1,716,630
Tier 1 risk-based capital:
SVB Financial	12.91	6.0	4.0	2,808,948	1,305,726	870,484
Bank	11.09	6.0	4.0	2,379,991	1,287,473	858,315
Tier 1 leverage:
SVB Financial	7.74	N/A	4.0	2,808,948	N/A	1,450,927
Bank	6.64	5.0	4.0	2,379,991	1,793,264	1,434,611

December 31, 2013:
Total risk-based capital:
SVB Financial	13.13%	10.0%	8.0%	$2,218,996	$1,690,150	$1,352,120
Bank	11.32	10.0	8.0	1,880,254	1,661,287	1,329,030
Tier 1 risk-based capital:
SVB Financial	11.94	6.0	4.0	2,018,455	1,014,090	676,060
Bank	10.11	6.0	4.0	1,680,212	996,772	664,515
Tier 1 leverage:
SVB Financial	8.31	N/A	4.0	2,018,455	N/A	972,130
Bank	7.04	5.0	4.0	1,680,212	1,194,012	955,210

21.	Segment Reporting
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
Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, our internal management reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. Our management reporting process measures the performance of our operating segments based on our internal operating structure,

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which is subject to change from time to time, and is not necessarily comparable with similar information for other financial services companies. For reporting purposes, SVB Financial Group has three operating segments for which we report our financial information (for further description of these reportable segments, refer to "Business–Business Overview" under Part I, Item 1 of this report):

•	Global Commercial Bank is comprised of results from the following:

◦
Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients in the technology, life science & healthcare and private equity/venture capital industries. The Bank provides solutions to the financial needs of commercial clients, through credit, global treasury management, foreign exchange, global trade finance, and other services. It broadly serves clients within the United States, as well as non-U.S. clients in key international innovation markets. In addition, the Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets.

◦	Our Private Equity Division provides banking products and services primarily to our private equity and venture capital clients.

◦
SVB Wine provides banking products and services to our premium wine industry clients, including vineyard development loans. This practice is formerly known as SVB Specialty Lending and included our Community Development Finance practice which makes loans as part of our responsibilities under the Community Reinvestment Act. During the third quarter of 2014, management realigned the organizational structure of our Community Development Finance practice in order to improve its oversight and compliance for loans made as part of our responsibilities under the Community Reinvestment Act. This practice, formerly included in the GCB results, has been moved into "Other Items". Prior period results have been recast to conform to the new composition of these reportable segments and had no material effect on either the Global Commercial Bank or Other reporting segments.

◦	SVB Analytics provides equity valuation services to companies and private equity/venture capital firms.

◦	Debt Fund Investments is comprised of our investments in debt funds in which we are a strategic investor.

•
SVB Private Bank is the private banking division of the Bank, which provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit and other secured and unsecured lending, as well as cash and wealth management services.

•
SVB Capital is the venture capital investment arm of SVBFG, which focuses primarily on funds management. SVB Capital manages funds (primarily venture capital funds) on behalf of third party limited partners and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily through investment returns (including carried interest) and management fees.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated results.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for 2014, 2013 and 2012 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Year ended December 31, 2014
Net interest income	$742,274	$31,427	$58	$82,836	$856,595
Provision for loan losses	(58,622)	(864)	—	—	(59,486)
Noninterest income	213,084	1,494	58,058	299,603	572,239
Noninterest expense (3)	(510,165)	(10,571)	(12,668)	(183,467)	(716,871)
Income before income tax expense (4)	$386,571	$21,486	$45,448	$198,972	$652,477
Total average loans, net of unearned income	$10,286,448	$1,157,024	$—	$59,469	$11,502,941
Total average assets (5)	30,286,374	1,150,835	320,129	1,206,857	32,964,195
Total average deposits	27,364,246	890,062	—	66,517	28,320,825
Year ended December 31, 2013
Net interest income	$641,384	$26,701	$20	$29,239	$697,344
(Provision for) reduction of loan losses	(65,290)	1,597	—	—	(63,693)
Noninterest income	202,404	1,209	75,037	394,556	673,206
Noninterest expense (3)	(429,650)	(9,195)	(10,737)	(172,098)	(621,680)
Income before income tax expense (4)	$348,848	$20,312	$64,320	$251,697	$685,177
Total average loans, net of unearned income	$8,401,943	$919,831	$—	$29,604	$9,351,378
Total average assets (5)	21,395,501	955,441	289,328	570,477	23,210,747
Total average deposits	19,072,608	524,398	—	22,188	19,619,194
Year ended December 31, 2012
Net interest income	$593,770	$21,807	$15	$2,272	$617,864
(Provision for) reduction of loan losses	(45,417)	1,087	—	—	(44,330)
Noninterest income	188,821	681	27,435	118,609	335,546
Noninterest expense (3)	(393,151)	(7,388)	(11,263)	(134,196)	(545,998)
Income (loss) before income tax expense (4)	$344,023	$16,187	$16,187	$(13,315)	$363,082
Total average loans, net of unearned income	$6,750,951	$758,471	$—	$49,506	$7,558,928
Total average assets (5)	19,557,289	759,251	239,335	755,297	21,311,172
Total average deposits	17,574,001	313,836	—	22,251	17,910,088

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

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $20.9 million, $18.7 million and $14.4 million for 2014, 2013 and 2012, respectively.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.    Parent Company Only Condensed Financial Information
The condensed balance sheets of SVB Financial at December 31, 2014 and 2013, and the related condensed statements of income, comprehensive income and cash flows for 2014, 2013 and 2012, are presented below.
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2014	2013
Assets:
Cash and cash equivalents	$314,236	$218,148
Investment securities	229,604	234,398
Net loans	16,684	4,791
Other assets	159,244	136,897
Investment in subsidiaries:
Bank subsidiary	2,404,101	1,639,024
Nonbank subsidiaries	149,558	160,271
Total assets	$3,273,427	$2,393,529

Liabilities and SVBFG stockholders’ equity:
5.375% Senior Notes	$348,435	$348,209
7.0% Junior Subordinated Debentures	54,845	55,020
Other liabilities	52,385	24,030
Total liabilities	455,665	427,259
SVBFG stockholders’ equity	2,817,762	1,966,270
Total liabilities and SVBFG stockholders’ equity	$3,273,427	$2,393,529

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest income	$2,534	$3,545	$3,282
Interest expense	(21,863)	(24,408)	(23,037)
Dividend income from bank subsidiary	—	10,000	—
Gains on derivative instruments, net	66,604	47,421	17,289
Gains on investment securities, net	8,750	15,238	15,329
Impairment loss on cumulative foreign currency translation losses	(9,564)	—	—
General and administrative expenses	(53,912)	(54,389)	(66,812)
Income tax (expense) benefit	(15,038)	(15,824)	12,200
Loss before net income of subsidiaries	(22,489)	(18,417)	(41,749)
Equity in undistributed net income of nonbank subsidiaries	37,009	58,075	21,457
Equity in undistributed net income of bank subsidiary	249,405	176,195	195,395
Net income available to common stockholders	$263,925	$215,853	$175,103

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Net income available to common stockholders	$263,925	$215,853	$175,103
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	3,012	(3,128)	(114)
Unrealized holding gains (losses) on securities available for sale	1,232	(1,449)	2,074
Equity in other comprehensive income (losses) of subsidiaries	87,224	(152,740)	21,194
Other comprehensive income (loss), net of tax	91,468	(157,317)	23,154
Total comprehensive income	$355,393	$58,536	$198,257

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income attributable to SVBFG	$263,925	$215,853	$175,103
Adjustments to reconcile net income to net cash used for operating activities:
Gains on derivative instruments, net	(66,604)	(47,421)	(17,289)
Gains on investment securities, net	(8,750)	(15,238)	(15,329)
Net income of bank subsidiary	(249,405)	(186,195)	(195,395)
Net income on nonbank subsidiaries	(37,009)	(58,075)	(21,457)
Cash dividends from bank subsidiary	—	10,000	—
Amortization of share-based compensation	29,545	25,413	21,861
Decrease (increase) in other assets	44,006	(11,901)	5,463
Increase in other liabilities	28,303	1,506	3,952
Impairment loss on SVBIF Sale Transaction	9,564	—	—
Other, net	584	(1,269)	2,273
Net cash provided by (used for) operating activities	14,159	(67,327)	(40,818)

Cash flows from investing activities:
Net decrease in investment securities from purchases, sales and maturities	15,469	70,479	11,833
Net (increase) decrease in loans	(11,893)	4,078	2,034
(Increase) decrease in investment in bank subsidiary	(432,804)	(21,469)	12,180
Decrease in investment in nonbank subsidiaries	44,714	9,925	13,012
Net cash (used for) provided by investing activities	(384,514)	63,013	39,059

Cash flows from financing activities:
Principal payments of other long-term debt	—	—	(1,222)
Tax benefit from stock exercises	9,431	6,826	5,581
Proceeds from issuance of common stock and ESPP	22,146	46,569	29,282
Net proceeds from public equity offering	434,866	—	—
Net cash provided by financing activities	466,443	53,395	33,641
Net increase in cash and cash equivalents	96,088	49,081	31,882
Cash and cash equivalents at beginning of period	218,148	169,067	137,185
Cash and cash equivalents at end of period	$314,236	$218,148	$169,067

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.	Unaudited Quarterly Financial Data
Our supplemental consolidated financial information for each three month period in 2014 and 2013 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2014:
Interest income	$205,024	$213,841	$229,326	$243,725
Interest expense	(8,696)	(8,876)	(8,761)	(8,988)
Net interest income	196,328	204,965	220,565	234,737
Provision for loan losses	(494)	(1,947)	(16,610)	(40,435)
Noninterest income	310,225	14,210	80,167	167,637
Noninterest expense	(172,436)	(173,446)	(181,989)	(189,000)
Income before income tax expense	333,623	43,782	102,133	172,939
Income tax expense	58,917	33,582	38,961	42,302
Net income before noncontrolling interests	274,706	10,200	63,172	130,637
Net (income) loss attributable to noncontrolling interests	(183,405)	40,597	(177)	(71,805)
Net income available to common stockholders	$91,301	$50,797	$62,995	$58,832
Earnings per common share—basic	$1.99	$1.05	$1.24	$1.16
Earnings per common share—diluted	1.95	1.04	1.22	1.14

2013:
Interest income	$171,014	$177,983	$185,240	$195,384
Interest expense	(7,845)	(7,902)	(8,144)	(8,386)
Net interest income	163,169	170,081	177,096	186,998
Provision for loan losses	(5,813)	(18,572)	(10,638)	(28,670)
Noninterest income	78,604	98,239	257,650	238,713
Noninterest expense	(149,014)	(143,292)	(160,524)	(168,850)
Income before income tax expense	86,946	106,456	263,584	228,191
Income tax expense	26,401	29,968	47,404	35,285
Net income before noncontrolling interests	60,545	76,488	216,180	192,906
Net income attributable to noncontrolling interests	(19,654)	(27,904)	(148,559)	(134,149)
Net income available to common stockholders	$40,891	$48,584	$67,621	$58,757
Earnings per common share—basic	$0.91	$1.08	$1.48	$1.29
Earnings per common share—diluted	0.90	1.06	1.46	1.27

24.	Legal Matters
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

25.	Subsequent Events
SVBIF Sale Transaction
On January 15, 2015, the Bank, a wholly-owned subsidiary of SVB Financial Group and certain of its subsidiaries entered into a share purchase agreement (the “Agreement”) to sell all of the outstanding capital stock of the Bank’s subsidiary, SVB India Finance Private Limited, a non-banking financial company in India (“SVBIF”), to Temasek, a Singapore investment company, for a total sale price equal to the sum of SVBIF’s “share capital” and “reserves and surplus” accounts (its net asset value) as of a date shortly prior to the closing (the “Sale Transaction”). The closing of the transaction is subject to certain customary closing conditions, including regulatory approval by the Reserve Bank of India (“RBI”). Subject to such RBI approval, the Company expects the Sale Transaction to close in the first quarter of 2015.  As a result of the SVBIF pending sale transaction, the Company classified SVBIF's net assets as held-for-sale as assets held-for-sale criteria were met and an impairment loss was recognized at December 31, 2014. Refer to Note 10 - "Disposal - Assets Held-for-Sale" in the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report for details of selected financial information included in the loss from the pending sale.
3.5% Senior Notes
On January 29, 2015, the Company issued $350 million of 3.5% Senior Notes due in January 2025 (“3.5% Senior Notes”). We received net proceeds from this offering of approximately $346.4 million after deducting underwriting discounts and commissions and estimated expenses payable by us. The Company contributed all of the net proceeds to the Bank.
Update on Securities Valuations for the First Quarter of 2015
As previously noted in prior disclosures, SVB and certain equity investment funds managed by SVB Capital, our funds management business, hold direct and indirect investments in FireEye. As of December 31, 2014, our managed funds (including SVB Financial's interest) held approximately 2.5 million shares of FireEye common stock ("FireEye Shares"). Subsequent to December 31, 2014, our managed direct venture funds distributed the remaining FireEye Shares to their respective investors. Accordingly, the distributions resulted in $14.6 million of net realized gains on investment securities ($2.8 million net of noncontrolling interests but inclusive of SVB Financial's carried interests).

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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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
As of December 31, 2014, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.
KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.
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
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial's 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2015 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2014 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	1,394,888	$66.03	3,774,613
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	1,394,888	$66.03	3,774,613

(1)	Represents options granted under our 2006 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 614,666 shares.

(2)
Includes shares available for issuance under our 2006 Equity Incentive Plan and 566,199 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan (as discussed above).

For additional information concerning our equity compensation plans, refer to Note 4-“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters-Board Independence, Leadership and Risk Oversight” in the definitive proxy statement for SVB Financial's 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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
Dated: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	February 26, 2015
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
Greg W. Becker

/s/ MICHAEL R. DESCHENEAUX	Chief Financial Officer (Principal Financial Officer)	February 26, 2015
Michael R. Descheneaux

/s/ KAMRAN F. HUSAIN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015
Kamran F. Husain

/s/ ERIC A. BENHAMOU	Director	February 26, 2015
Eric A. Benhamou

/s/ DAVID M. CLAPPER	Director	February 26, 2015
David M. Clapper

/s/ JOEL P. FRIEDMAN	Director	February 26, 2015
Joel P. Friedman

/s/ C. RICHARD KRAMLICH	Director	February 26, 2015
C. Richard Kramlich

/s/ LATA KRISHNAN	Director	February 26, 2015
Lata Krishnan

/s/ JEFFREY N. MAGGIONCALDA	Director	February 26, 2015
Jeffrey N. Maggioncalda

/s/ KATE D. MITCHELL	Director	February 26, 2015
Kate D. Mitchell

/s/ JOHN F. ROBINSON	Director	February 26, 2015
John F. Robinson

/s/ GAREN K. STAGLIN	Director	February 26, 2015
Garen K. Staglin

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated as of October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers' Certificate and Company Order, dated as of October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between SVB Financial and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.10	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
4.11	Amendment No. 2 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008
4.12	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008, by and between SVB Financial and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.20	April 30, 2008
4.13	Amendment No. 4 to Amended and Restated Preferred Stock Rights Agreement, dated as of January 15, 2010, by and between SVB Financial, Wells Fargo Bank, N.A. and American Stock Transfer and Trust Company, LLC	8-A/A	000-15637	4.22	January 19, 2010
4.14	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.15	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
4.16	Officer's Certificate, dated as of January 29, 2015, relating to the 3.50% Senior Note Due 2025	8-K	000-15637	4.2	January 29, 2015
4.17	Form of 3.50% Senior Note due 2025	8-K	000-15637	4.3	January 29, 2015
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.2	February 27, 2014
*10.3	Amended and Restated Retention Program Plan (RP Years 1999 - 2007)	10-Q	000-15637	10.4	August 7, 2008
*10.4	1999 Employee Stock Purchase Plan	DEF 14A	000-15637	A	March 10, 2010
*10.5	1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.6	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.7	Incentive Compensation Plan	8-K	000-15637	10.9	January 9, 2015
*10.8	Deferred Compensation Plan	10-Q	000-15637	10.1	August 8, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.9	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive Plan	8-K	000-15637	10.30	November 5, 2004
*10.10	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.11	Form of Nonstatutory Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.12	Form of Restricted Stock Bonus Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.13	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.14	2006 Equity Incentive Plan	8-K	000-15637	10.1	January 9, 2015
*10.15	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.16	August 7, 2009
*10.16	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.17	August 7, 2009
*10.17	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.18	August 7, 2009
*10.18	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.19	August 7, 2009
*10.19	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.20	August 7, 2009
*10.20	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.21	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
*10.22	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.23	August 7, 2009
*10.23	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.24	November 10, 2008
*10.24	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.27	November 10, 2008
*10.25	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
*10.26	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.27	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.32	August 7, 2009
*10.28	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.33	August 7, 2009
*10.29	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan+	10-Q	000-15637	10.34	August 7, 2009
*10.30	SVB Financial Group Long-Term Cash Incentive Plan	8-K	000-15637	10.35	July 27, 2010
*10.31	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.33	February 27, 2014
*10.32	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.34	February 27, 2014
*10.33	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.35	February 27, 2014
*10.34	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.36	February 27, 2014
*10.35	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan (Performance-Based)++	10-K	000-15637	10.37	February 27, 2014
*10.36	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.38	February 27, 2014
*10.37	UK Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.3	May 9, 2014
*10.38	Form of U.K. Approved Stock Options and Award Agreement under the UK Sub-Plan++	10-Q	000-15637	10.4	May 9, 2014
*10.39	Israeli Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.5	May 9, 2014
*10.40	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.2	January 9, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.41	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.3	January 9, 2015
*10.42	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)+++	8-K	000-15637	10.4	January 9, 2015
*10.43	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting)+++	8-K	000-15637	10.5	January 9, 2015
*10.44	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.6	January 9, 2015
*10.45	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.7	January 9, 2015
*10.46	Form of U.K-Approved Stock Option Agreement+++	8-K	000-15637	10.8	January 9, 2015
*10.47	Service Agreement, dated July 14, 2009, between SVB Financial Group UK Limited and Philip Cox					X
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.

**	Furnished herewith

+	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2013 and prior years.

++	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2014.

+++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2015.