Form 10-Q
period 2015-03-31
SVB FINANCIAL GROUP
filed 2015-05-11
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2015, 51,240,105 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1.        INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share data)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$1,308,003	$1,796,062
Available-for-sale securities, at fair value (cost of $13,619,702 and $13,497,945, respectively)	13,746,923	13,540,655
Held-to-maturity securities, at cost (fair value of $7,869,653 and $7,415,656, respectively)	7,816,797	7,421,042
Non-marketable and other securities (1)	1,706,873	1,728,140
Total investment securities	23,270,593	22,689,837
Loans, net of unearned income	14,439,574	14,384,276
Allowance for loan losses	(167,875)	(165,359)
Net loans	14,271,699	14,218,917
Premises and equipment, net of accumulated depreciation and amortization	82,724	79,845
Accrued interest receivable and other assets (1)	762,971	555,289
Total assets	$39,695,990	$39,339,950
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$25,716,586	$24,583,682
Interest-bearing deposits	8,134,989	9,759,817
Total deposits	33,851,575	34,343,499
Short-term borrowings	77,766	7,781
Other liabilities	686,501	483,493
Long-term debt	802,917	453,443
Total liabilities	35,418,759	35,288,216
Commitments and contingencies (Note 12 and Note 15)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 51,095,341 shares and 50,924,925 shares outstanding, respectively	51	51
Additional paid-in capital	1,140,435	1,120,350
Retained earnings (1)	1,738,483	1,649,967
Accumulated other comprehensive income	92,668	42,704
Total SVBFG stockholders’ equity	2,971,637	2,813,072
Noncontrolling interests	1,305,594	1,238,662
Total equity	4,277,231	4,051,734
Total liabilities and total equity	$39,695,990	$39,339,950

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2015	2014
Interest income:
Loans	$165,458	$148,172
Investment securities:
Taxable	81,274	54,420
Non-taxable	772	796
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,285	1,636
Total interest income	248,789	205,024
Interest expense:
Deposits	1,943	2,904
Borrowings	7,956	5,792
Total interest expense	9,899	8,696
Net interest income	238,890	196,328
Provision for loan losses	6,452	494
Net interest income after provision for loan losses	232,438	195,834
Noninterest income:
Gains on investment securities, net	83,159	223,912
Gains on derivative instruments, net	39,729	24,167
Foreign exchange fees	17,678	17,196
Credit card fees	12,090	10,282
Deposit service charges	10,736	9,607
Lending related fees	8,022	6,303
Letters of credit and standby letters of credit fees	5,202	4,140
Client investment fees	4,482	3,418
Other	(9,080)	11,200
Total noninterest income	172,018	310,225
Noninterest expense:
Compensation and benefits	115,770	102,507
Professional services	24,185	21,189
Premises and equipment	12,657	11,582
Business development and travel	11,112	10,194
Net occupancy	7,313	7,320
FDIC and state assessments	5,789	4,128
Correspondent bank fees	3,421	3,203
Provision for unfunded credit commitments	2,263	1,123
Other (1)	13,598	9,162
Total noninterest expense (1)	196,108	170,408
Income before income tax expense (1)	208,348	335,651
Income tax expense (1)	63,066	61,296
Net income before noncontrolling interests (1)	145,282	274,355
Net income attributable to noncontrolling interests	(56,766)	(183,405)
Net income available to common stockholders (1)	$88,516	$90,950
Earnings per common share—basic (1)	$1.74	$1.98
Earnings per common share—diluted	1.71	1.95

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Net income before noncontrolling interests (1)	$145,282	$274,355
Other comprehensive income, net of tax:
Change in cumulative translation gains:
Foreign currency translation gains	2,129	1,464
Related tax expense	(820)	(578)
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	87,107	29,329
Related tax expense	(35,215)	(11,805)
Reclassification adjustment for gains included in net income	(2,596)	(60)
Related tax expense	1,048	24
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(2,828)	—
Related tax benefit	1,139	—
Other comprehensive income, net of tax	49,964	18,374
Comprehensive income	195,246	292,729
Comprehensive income attributable to noncontrolling interests	(56,766)	(183,405)
Comprehensive income attributable to SVBFG	$138,480	$109,324

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2013 (As Reported)	45,800,418	$46	$624,256	$1,390,732	$(48,764)	$1,966,270	$1,113,058	$3,079,328
Cumulative effective of adopting ASU 2014-01 (1)	—	—	—	(4,635)	—	(4,635)	—	(4,635)
Balance at December 31, 2013 (As Revised)	45,800,418	$46	$624,256	$1,386,097	$(48,764)	$1,961,635	$1,113,058	$3,074,693
Common stock issued under employee benefit plans, net of restricted stock cancellations	103,341	—	4,254	—	—	4,254	—	4,254
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	1,996	—	—	1,996	—	1,996
Net income (1)	—	—	—	90,950	—	90,950	183,405	274,355
Capital calls and distributions, net	—	—	—	—	—	—	(23,482)	(23,482)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	17,488	17,488	—	17,488
Foreign currency translation adjustments, net of tax	—	—	—	—	886	886	—	886
Share-based compensation expense	—	—	7,892	—	—	7,892	—	7,892
Other, net	—	—	23	—	—	23	—	23
Balance at March 31, 2014 (1)	45,934,521	$46	$642,311	$1,477,047	$(30,390)	$2,089,014	$1,272,981	$3,361,995
Balance at December 31, 2014 (1)	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	142,991	—	6,595	—	—	6,595	—	6,595
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	2,514	—	—	2,514	—	2,514
Net income	—	—	—	88,516	—	88,516	56,766	145,282
Capital calls and distributions, net	—	—	—	—	—	—	10,166	10,166
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	50,344	50,344	—	50,344
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(1,689)	(1,689)	—	(1,689)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,309	1,309	—	1,309
Share-based compensation expense	—	—	7,464	—	—	7,464	—	7,464
Balance at March 31, 2015	51,095,341	$51	$1,140,435	$1,738,483	$92,668	$2,971,637	$1,305,594	$4,277,231

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$145,282	$274,355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,452	494
Provision for unfunded credit commitments	2,263	1,123
Changes in fair values of derivatives, net	(20,404)	13,356
Gains on investment securities, net	(83,159)	(223,912)
Depreciation and amortization	9,892	9,765
Amortization of premiums and discounts on investment securities, net	6,418	7,541
Amortization of share-based compensation	7,771	7,078
Amortization of deferred loan fees	(21,169)	(20,502)
Pre-tax net gain on SVBIF sale transaction	(887)	—
Deferred income tax benefit	1,311	15,828
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	772	(6,604)
Accounts receivable and payable, net	(4,015)	(7,885)
Income tax payable and receivable, net (1)	9,283	25,159
Accrued compensation	(74,614)	(74,687)
Foreign exchange spot contracts, net	33,934	22,634
Other, net	28,486	6,247
Net cash provided by operating activities	47,616	49,990
Cash flows from investing activities:
Purchases of available-for-sale securities	(552,573)	(1,531,045)
Proceeds from sales of available-for-sale securities	5,612	2,097
Proceeds from maturities and pay downs of available-for-sale securities	424,713	694,243
Purchases of held-to-maturity securities	(739,291)	—
Proceeds from maturities and pay downs of held-to-maturity securities	336,511	—
Purchases of non-marketable and other securities (cost and equity method accounting)	(7,304)	(9,824)
Proceeds from sales and distributions of non-marketable and other securities (cost and equity method accounting)	14,123	19,053
Purchases of non-marketable and other securities (fair value accounting)	(60,039)	(45,125)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	154,031	92,558
Net (increase) decrease in loans	(53,886)	66,086
Proceeds from recoveries of charged-off loans	1,551	1,312
Purchases of premises and equipment	(12,038)	(5,974)
Net cash used for investing activities	(488,590)	(716,619)
Cash flows from financing activities:
Net (decrease) increase in deposits	(491,924)	3,003,926
Increase (decrease) in short-term borrowings	69,985	(270)
Net capital contributions from (distributions to) noncontrolling interests	10,166	(23,482)
Tax benefit from stock exercises	2,514	1,996
Proceeds from issuance of common stock, ESPP, and ESOP	10,107	8,144
Proceeds from issuance of 3.50% Senior Notes	346,431	—
Net cash (used for) provided by financing activities	(52,721)	2,990,314
Net (decrease) increase in cash and cash equivalents	(493,695)	2,323,685
Cash and cash equivalents at beginning of period (2)	1,811,014	1,538,779
Cash and cash equivalents at end of period (2)	$1,317,319	$3,862,464
Supplemental disclosures:
Cash paid during the period for:
Interest	$11,859	$12,688
Income taxes	46,599	15,486
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$50,344	$17,488

(1)	Cash flows for the quarters ended March 31, 2015 and March 31, 2014 were revised to reflect the retrospective application of our adoption of ASU 2014-01.

(2)
Cash and cash equivalents at March 31, 2015 and December 31, 2014 included $9.3 million and $15.0 million, respectively, recognized in assets held-for-sale in conjunction with the pending sale of SVBIF (refer to Note 7—”Disposal - Assets Held-for-Sale” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.

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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).
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
Adoption of New Accounting Standards
In January 2014, the FASB issued a new accounting standard (ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects), which is effective for us for interim and annual reporting periods beginning after December 15, 2014. The standard is required to be applied retrospectively, with an adjustment to retained earnings in the earliest period presented. The ASU will be applicable to our portfolio of low income housing tax credit ("LIHTC") partnership interests. We adopted this guidance in the first quarter of 2015.
For prior periods, pursuant to ASU 2014-01, (i) amortization expense related to our low income housing tax credits was reclassified from Other noninterest expense to Income tax expense, (ii) additional amortization, net of the associated tax benefits, was recognized in Income tax expense as a result of our adoption of the proportional amortization method and (iii) net deferred tax assets, related to our low income housing tax investments, were written-off. The cumulative effect to retained earnings as of January 1, 2015 of adopting this guidance was a reduction of $4.7 million, inclusive of a $4.6 million reduction to retained earnings as of January 1, 2014. Our previously reported net income for the first quarter of 2014 decreased $0.4 million. This reduction had no impact on first quarter 2014 diluted earnings per share.

Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. The guidance requires that revenue from contracts with customers be recognized upon delivery of a good or service based on the amount of consideration expected to be received, and requires additional disclosures about revenue. On April 29, 2015 the FASB issued an exposure draft to defer the effective date of Update 2014-09. If the FASB issues the proposed update, the guidance will be effective on a retrospective basis beginning on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or stockholders' equity.
In August 2014, the FASB issued a new accounting standard (ASU 2014-15, Going Concern (Topic 205-40)), which requires management to evaluate for each annual and interim reporting period whether there is substantial doubt about an entity's ability to continue as a going concern. The guidance will be effective for annual and quarterly periods beginning on or after December 15, 2016, with early adoption permitted. We are currently developing processes and controls to adopt this guidance by the adoption deadline and do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or stockholders' equity.
In February 2015, the FASB issued a new accounting standard (ASU 2015-02, Consolidation (Topic 810)), which amends the consolidation requirement for certain legal entities. The guidance will be effective for annual and quarterly periods beginning on January 1, 2016, with early adoption permitted. The standard may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently assessing the impact this amendment is expected to have upon adoption.
In April 2015, the FASB issued a new accounting standard (ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. The guidance will be effective for annual and quarterly periods beginning on January 1, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2015 and 2014:

		Three months ended March 31,
(Dollars in thousands)	Income Statement Location	2015	2014
Reclassification adjustment for gains included in net income	Gains on investment securities, net	$(2,596)	$(60)
Related tax expense	Income tax expense	1,048	24
Total reclassification adjustment for gains included in net income, net of tax		$(1,548)	$(36)
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2015	2014
Numerator:
Net income available to common stockholders (1)	$88,516	$90,950
Denominator:
Weighted average common shares outstanding-basic	51,009	45,866
Weighted average effect of dilutive securities:
Stock options and ESPP	445	566
Restricted stock units	265	293
Denominator for diluted calculation	51,719	46,725
Earnings per common share:
Basic (1)	$1.74	$1.98
Diluted	$1.71	$1.95

(1)
Results for the quarter ended March 31, 2014 were restated to reflect the retrospective application of adopting new accounting guidance in 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 of the Notes to Consolidated Financial Statements for additional information.

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Shares in thousands)	2015	2014
Stock options	241	6
Restricted stock units	2	1
Total	243	7

3.	Share-Based Compensation
For the three months ended March 31, 2015 and 2014, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Share-based compensation expense	$7,771	$7,078
Income tax benefit related to share-based compensation expense	(2,638)	(2,160)
Unrecognized Compensation Expense
As of March 31, 2015, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$12,436	2.39
Restricted stock units	32,100	2.40
Total unrecognized share-based compensation expense	$44,536
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2014	1,394,888	$66.03
Granted	6,718	120.46
Exercised	(140,880)	48.97
Forfeited	(12,400)	82.72
Outstanding at March 31, 2015	1,248,326	68.08	4.06	$73,596,215
Vested and expected to vest at March 31, 2015	1,213,499	67.45	4.01	72,313,282
Exercisable at March 31, 2015	554,601	51.32	2.84	41,996,945
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $127.04 as of March 31, 2015. The total intrinsic value of options exercised during the three months ended March 31, 2015 was $10.2 million and $7.2 million for the comparable 2014 period.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	614,666	$79.92
Granted	53,219	125.99
Vested	(4,613)	71.69
Forfeited	(9,994)	80.52
Nonvested at March 31, 2015	653,278	83.73

4.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Cash and due from banks (1)	$1,066,854	$1,694,329
Securities purchased under agreements to resell (2)	236,027	95,611
Other short-term investment securities	5,122	6,122
Total cash and cash equivalents	$1,308,003	$1,796,062

(1)
At March 31, 2015 and December 31, 2014, $236 million and $861 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $460 million and $440 million, respectively.

(2)
At March 31, 2015 and December 31, 2014, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $244 million and $98 million, respectively. None of these securities received as collateral were sold or pledged as of March 31, 2015 or December 31, 2014.

5.	Investment Securities
Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$7,842,942	$71,447	$(264)	$7,914,125
U.S. agency debentures	3,271,203	43,675	(1,214)	3,313,664
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,769,610	15,005	(6,460)	1,778,155
Agency-issued collateralized mortgage obligations—variable rate	733,999	5,207	(3)	739,203
Equity securities	1,948	121	(293)	1,776
Total available-for-sale securities	$13,619,702	$135,455	$(8,234)	$13,746,923

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$7,289,135	$17,524	$(4,386)	$7,302,273
U.S. agency debentures	3,540,055	30,478	(8,977)	$3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,884,450	14,851	(14,458)	1,884,843
Agency-issued collateralized mortgage obligations—variable rate	779,103	5,372	—	784,475
Equity securities	5,202	2,628	(322)	7,508
Total available-for-sale securities	$13,497,945	$70,853	$(28,143)	$13,540,655

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of March 31, 2015:

	March 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. treasury securities	$176,467	$(264)	$—	$—	$176,467	$(264)
U.S. agency debentures	390,034	(1,214)	—	—	390,034	(1,214)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	—	—	—	—	—
Agency-issued collateralized mortgage obligations—fixed rate	244,285	(244)	428,635	(6,216)	672,920	(6,460)
Agency-issued collateralized mortgage obligations—variable rate	934	(3)	—	—	934	(3)
Equity securities	1,381	(293)	—	—	1,381	(293)
Total temporarily impaired securities: (1)	$813,101	$(2,018)	$428,635	$(6,216)	$1,241,736	$(8,234)

(1)
As of March 31, 2015, we identified a total of 51 investments that were in unrealized loss positions, of which 17 investments totaling $428.6 million with unrealized losses of $6.2 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2015, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of March 31, 2015, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. treasury securities	$2,297,895	$(4,386)	$—	$—	$2,297,895	$(4,386)
U.S. agency debentures	249,266	(489)	507,385	(8,488)	756,651	(8,977)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	—	—	—	—	—
Agency-issued collateralized mortgage obligations—fixed rate	662,092	(3,104)	453,801	(11,354)	1,115,893	(14,458)
Equity securities	568	(322)	—	—	568	(322)
Total temporarily impaired securities:	$3,209,821	$(8,301)	$961,186	$(19,842)	$4,171,007	$(28,143)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as available-for-sale as of March 31, 2015. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	March 31, 2015
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$7,914,125	1.11%	$350,203	0.25%	$6,925,629	1.09%	$638,293	1.90%	$—	—%
U.S. agency debentures	3,313,664	1.65	835,499	1.80	2,055,046	1.44	423,119	2.36	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,778,155	1.99	—	—	—	—	651,254	2.58	1,126,901	1.65
Agency-issued collateralized mortgage obligations - variable rate	739,203	0.71	—	—	—	—	—	—	739,203	0.71
Total	$13,745,147	1.33	$1,185,702	1.34	$8,980,675	1.17	$1,712,666	2.27	$1,866,104	1.28

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$473,373	$8,700	$—	$482,073
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,693,488	23,143	(501)	2,716,130
Agency-issued collateralized mortgage obligations—fixed rate	3,553,640	19,339	(6,328)	3,566,651
Agency-issued collateralized mortgage obligations—variable rate	124,195	337	(5)	124,527
Agency-issued commercial mortgage-backed securities	888,823	9,023	(498)	897,348
Municipal bonds and notes	83,278	126	(480)	82,924
Total held-to-maturity securities	$7,816,797	$60,668	$(7,812)	$7,869,653

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$405,899	$4,589	$(38)	$410,450
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,799,923	5,789	(2,320)	2,803,392
Agency-issued collateralized mortgage obligations—fixed rate	3,185,109	4,521	(14,885)	3,174,745
Agency-issued collateralized mortgage obligations—variable rate	131,580	371	—	131,951
Agency-issued commercial mortgage-backed securities	814,589	1,026	(3,800)	811,815
Municipal bonds and notes	83,942	18	(657)	83,303
Total held-to-maturity securities	$7,421,042	$16,314	$(21,700)	$7,415,656

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of March 31, 2015:

	March 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$52,761	$(501)	$—	$—	$52,761	$(501)
Agency-issued collateralized mortgage obligations—fixed rate	622,767	(6,328)	—	—	622,767	(6,328)
Agency-issued collateralized mortgage obligations—variable rate	8,660	(5)	—	—	8,660	(5)
Agency-issued commercial mortgage-backed securities	164,668	(498)	—	—	164,668	(498)
Municipal bonds and notes	48,864	(480)	—	—	48,864	(480)
Total temporarily impaired securities (1):	$897,720	$(7,812)	$—	$—	$897,720	$(7,812)

(1)
As of March 31, 2015, we identified a total of 120 investments that were in unrealized loss positions, none of which have been in an impaired position for a period of time greater than 12 months. As of March 31, 2015, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of March 31, 2015, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$48,335	$(38)	$—	$—	$48,335	$(38)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	999,230	(2,320)	—	—	999,230	(2,320)
Agency-issued collateralized mortgage obligations—fixed rate	1,682,348	(9,705)	783,558	(5,180)	2,465,906	(14,885)
Agency-issued commercial mortgage-backed securities	629,840	(3,800)	—	—	629,840	(3,800)
Municipal bonds and notes	79,141	(657)	—	—	79,141	(657)
Total temporarily impaired securities:	$3,438,894	$(16,520)	$783,558	$(5,180)	$4,222,452	$(21,700)

(1)	Represents securities in an unrealized loss position for twelve months or longer in which the amortized cost basis was re-set for those securities re-designated from AFS to HTM effective June 1, 2014.

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of March 31, 2015. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35%. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	March 31, 2015
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$473,373	2.69%	$—	—%	$—	—%	$473,373	2.69%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,693,488	2.42	—	—	42,382	2.38	794,716	2.23	1,856,390	2.51
Agency-issued collateralized mortgage obligations - fixed rate	3,553,640	1.65	—	—	—	—	—	—	3,553,640	1.65
Agency-issued collateralized mortgage obligations - variable rate	124,195	0.65	—	—	—	—	—	—	124,195	0.65
Agency-issued commercial mortgage-backed securities	888,823	2.16	—	—	—	—	—	—	888,823	2.16
Municipal bonds and notes	83,278	6.00	3,442	5.39	33,261	5.87	40,081	6.11	6,494	6.34
Total	$7,816,797	2.07	$3,442	5.39	$75,643	3.91	$1,308,170	2.52	$6,429,542	1.95

Non-marketable and Other Securities
The components of our non-marketable and other investment securities portfolio at March 31, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,195,303	$1,130,882
Other venture capital investments (2)	78,850	71,204
Other securities (fair value accounting) (3)	11,936	108,251
Non-marketable securities (equity method accounting):
Other investments (4)	145,942	142,674
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	134,575	140,551
Other investments (6)	14,910	13,423
Investments in qualified affordable housing projects (6)	125,357	121,155
Total non-marketable and other securities	$1,706,873	$1,728,140

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2015 and December 31, 2014 (fair value accounting):

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$23,953	12.6%	$24,645	12.6%
SVB Strategic Investors Fund II, LP	89,219	8.6	97,250	8.6
SVB Strategic Investors Fund III, LP	257,539	5.9	269,821	5.9
SVB Strategic Investors Fund IV, LP	297,752	5.0	291,291	5.0
Strategic Investors Fund V Funds	260,292	Various	226,111	Various
Strategic Investors Fund VI Funds	127,721	—	89,605	—
Strategic Investors Fund VII Funds	2,212	—	—	—
SVB Capital Preferred Return Fund, LP	64,417	20.0	62,110	20.0
SVB Capital—NT Growth Partners, LP	64,078	33.0	61,973	33.0
SVB Capital Partners II, LP (i)	346	5.1	302	5.1
Other private equity fund (ii)	7,774	58.2	7,774	58.2
Total venture capital and private equity fund investments	$1,195,303		$1,130,882

(i)
At March 31, 2015, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(ii)
At March 31, 2015, we had a direct ownership interest of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital—NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2015 and December 31, 2014 (fair value accounting):

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$3,390	10.7%	$3,291	10.7%
SVB Capital Partners II, LP (i)	27,215	5.1	20,481	5.1
Capital Partners III, LP	41,055	—	41,055	—
SVB Capital Shanghai Yangpu Venture Capital Fund	7,190	6.8	6,377	6.8
Total other venture capital investments	$78,850		$71,204

(i)	At March 31, 2015, we had a direct ownership interest of 1.3 percent and an indirect ownership interest of 3.8 percent in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December 31, 2014, the amount primarily included total unrealized gains in one public company, FireEye, Inc. ("FireEye"). During the first quarter of 2015, our managed direct venture funds distributed the remaining 2.5 million shares of FireEye common stock to their respective investors (including the Company), resulting in $15.9 million of realized gains on investment securities ($3.3 million net of noncontrolling interests but inclusive of the Company's carried interests). As of March 31, 2015, we no longer hold any shares of FireEye common stock, either directly or through our managed direct venture funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2015 and December 31, 2014 (equity method accounting):

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Capital 2008, LP (i)	$22,040	15.5%	$21,294	15.5%
China Joint Venture investment	79,695	50.0	79,569	50.0
Other investments	44,207	Various	41,811	Various
Total other investments (equity method accounting)	$145,942		$142,674

(i)	At March 31, 2015, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 277 and 281 funds (primarily venture capital funds) at March 31, 2015 and December 31, 2014, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $135 million, and $238 million, respectively, as of March 31, 2015. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $141 million and $234 million, respectively, as of December 31, 2014.

(6)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$2,690	$373
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	58,489	111,436
Other venture capital investments	6,450	2,582
Other securities (fair value accounting)	19,601	116,750
Non-marketable securities (equity method accounting):
Other investments	4,188	3,642
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	4,833	3,303
Other investments	358	134
Total gross gains on investment securities	96,609	238,220
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(94)	(313)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(11,635)	(101)
Other venture capital investments	—	(744)
Other securities (fair value accounting)	(994)	(12,773)
Non-marketable securities (equity method accounting):
Other investments	(588)	(212)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(134)	(156)
Other investments	(5)	(9)
Total gross losses on investment securities	(13,450)	(14,308)
Gains on investment securities, net	$83,159	$223,912

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
For the three months ended March 31, 2015 and 2014, includes OTTI losses of $0.1 million from the declines in value for 9 of the 277 investments and $0.1 million from the declines in value for 7 of the 282 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

6.	Loans and Allowance for Loan Losses
We serve a variety of clients in the technology and life science & healthcare industries. Our technology clients tend to be in the industries of: hardware (such as semiconductors, communications, data storage, and electronics); software and internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation ("ERI"). Because of the diverse nature of ERI products and services, for our loan-related reporting purposes, ERI-related loans are reported under hardware and software, as applicable. Our life science & healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
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
The composition of loans, net of unearned income of $107 million and $104 million at March 31, 2015 and December 31, 2014, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial loans:
Software and internet	$4,871,574	$4,954,676
Hardware	1,067,386	1,131,006
Private equity/venture capital	4,508,670	4,582,906
Life science & healthcare	1,399,449	1,289,904
Premium wine	186,070	187,568
Other	289,010	234,551
Total commercial loans	12,322,159	12,380,611
Real estate secured loans:
Premium wine (1)	613,114	606,753
Consumer loans (2)	1,209,153	1,118,115
Other	39,422	39,651
Total real estate secured loans	1,861,689	1,764,519
Construction loans	85,684	78,626
Consumer loans	170,042	160,520
Total loans, net of unearned income (3)	$14,439,574	$14,384,276

(1)	Included in our premium wine portfolio are gross construction loans of $108 million and $112 million at March 31, 2015 and December 31, 2014, respectively.

(2)	Consumer loans secured by real estate at March 31, 2015 and December 31, 2014 were comprised of the following:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Loans for personal residence	$1,001,125	$918,629
Loans to eligible employees	139,761	133,568
Home equity lines of credit	68,267	65,918
Consumer loans secured by real estate	$1,209,153	$1,118,115

(3)	Included within our total loan portfolio are credit card loans of $154 million and $131 million at March 31, 2015 and December 31, 2014, respectively.

Credit Quality
The composition of loans, net of unearned income of $107 million and $104 million at March 31, 2015 and December 31, 2014, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial loans:
Software and internet	$4,871,574	$4,954,676
Hardware	1,067,386	1,131,006
Private equity/venture capital	4,508,670	4,582,906
Life science & healthcare	1,399,449	1,289,904
Premium wine	799,184	794,321
Other	414,116	352,828
Total commercial loans	13,060,379	13,105,641
Consumer loans:
Real estate secured loans	1,209,153	1,118,115
Other consumer loans	170,042	160,520
Total consumer loans	1,379,195	1,278,635
Total loans, net of unearned income	$14,439,574	$14,384,276

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2015:
Commercial loans:
Software and internet	$1,970	$162	$160	$2,292	$4,876,739	$160
Hardware	298	9,219	—	9,517	1,066,598	—
Private equity/venture capital	11,462	—	—	11,462	4,536,175	—
Life science & healthcare	3,768	—	1,689	5,457	1,405,856	1,689
Premium wine	—	—	—	—	800,197	—
Other	1,074	—	—	1,074	410,752	—
Total commercial loans	18,572	9,381	1,849	29,802	13,096,317	1,849
Consumer loans:
Real estate secured loans	415	—	1,250	1,665	1,206,762	1,250
Other consumer loans	410	625	—	1,035	168,782	—
Total consumer loans	825	625	1,250	2,700	1,375,544	1,250
Total gross loans excluding impaired loans	19,397	10,006	3,099	32,502	14,471,861	3,099
Impaired loans	313	5,855	21,920	28,088	14,294	—
Total gross loans	$19,710	$15,861	$25,019	$60,590	$14,486,155	$3,099
December 31, 2014:
Commercial loans:
Software and internet	$10,989	$1,627	$52	$12,668	$4,950,291	$52
Hardware	13,424	126	—	13,550	1,124,423	—
Private equity/venture capital	40,773	—	—	40,773	4,580,526	—
Life science & healthcare	738	786	—	1,524	1,298,728	—
Premium wine	—	—	—	—	795,345	—
Other	178	3	—	181	354,939	—
Total commercial loans	66,102	2,542	52	68,696	13,104,252	52
Consumer loans:
Real estate secured loans	1,592	341	1,250	3,183	1,114,286	1,250
Other consumer loans	—	—	—	—	160,212	—
Total consumer loans	1,592	341	1,250	3,183	1,274,498	1,250
Total gross loans excluding impaired loans	67,694	2,883	1,302	71,879	14,378,750	1,302
Impaired loans	598	1,293	22,320	24,211	13,926	—
Total gross loans	$68,292	$4,176	$23,622	$96,090	$14,392,676	$1,302

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
March 31, 2015:
Commercial loans:
Software and internet	$34,716	$—	$34,716	$35,027
Hardware	510	—	510	525
Private equity/venture capital	—	—	—	—
Life science & healthcare	250	—	250	2,453
Premium wine	—	1,270	1,270	1,734
Other	5,356	—	5,356	5,360
Total commercial loans	40,832	1,270	42,102	45,099
Consumer loans:
Real estate secured loans	30	180	210	1,438
Other consumer loans	70	—	70	254
Total consumer loans	100	180	280	1,692
Total	$40,932	$1,450	$42,382	$46,791
December 31, 2014:
Commercial loans:
Software and internet	$33,287	$—	$33,287	$34,218
Hardware	1,403	1,118	2,521	2,535
Private equity/venture capital	—	—	—	—
Life science & healthcare	475	—	475	2,453
Premium wine	—	1,304	1,304	1,743
Other	233	—	233	233
Total commercial loans	35,398	2,422	37,820	41,182
Consumer loans:
Real estate secured loans	—	192	192	1,412
Other consumer loans	125	—	125	305
Total consumer loans	125	192	317	1,717
Total	$35,523	$2,614	$38,137	$42,899

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Average impaired loans:
Commercial loans:
Software and internet	$33,725	$14,677
Hardware	1,643	16,020
Life science & healthcare	400	1,022
Premium wine	1,282	1,433
Other	2,139	1,777
Total commercial loans	39,189	34,929
Consumer loans:
Real estate secured loans	195	237
Other consumer loans	88	489
Total consumer loans	283	726
Total average impaired loans	$39,472	$35,655
The following tables summarize the activity relating to our allowance for loan losses for the three months ended March 31, 2015 and 2014, broken out by portfolio segment:

Three months ended March 31, 2015 (dollars in thousands)	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance March 31, 2015
Commercial loans:
Software and internet	$80,981	$(1,403)	$447	$2,067	$82,092
Hardware	25,860	(3,210)	928	(2,320)	21,258
Private equity/venture capital	27,997	—	—	2,840	30,837
Life science & healthcare	15,208	(225)	34	306	15,323
Premium wine	4,473	—	—	30	4,503
Other	3,253	(649)	10	3,537	6,151
Total commercial loans	157,772	(5,487)	1,419	6,460	160,164
Consumer loans	7,587	—	132	(8)	7,711
Total allowance for loan losses	$165,359	$(5,487)	$1,551	$6,452	$167,875

Three months ended March 31, 2014 (dollars in thousands)	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance March 31, 2014
Commercial loans:
Software and internet	$64,084	$(8,010)	$114	$(947)	$55,241
Hardware	36,553	(12,175)	775	83	25,236
Private equity/venture capital	16,385	—	—	1,291	17,676
Life science & healthcare	11,926	(681)	98	131	11,474
Premium wine	3,914	—	219	(396)	3,737
Other	3,680	(284)	—	645	4,041
Total commercial loans	136,542	(21,150)	1,206	807	117,405
Consumer loans	6,344	—	106	(313)	6,137
Total allowance for loan losses	$142,886	$(21,150)	$1,312	$494	$123,542

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of March 31, 2015 and December 31, 2014, broken out by portfolio segment:

	March 31, 2015				December 31, 2014
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$20,942	$34,716	$61,150	$4,836,858	$13,695	$33,287	$67,286	$4,921,389
Hardware	12	510	21,246	1,066,876	1,133	2,521	24,727	1,128,485
Private equity/venture capital	—	—	30,837	4,508,670	—	—	27,997	4,582,906
Life science & healthcare	63	250	15,260	1,399,199	121	475	15,087	1,289,429
Premium wine	—	1,270	4,503	797,914	—	1,304	4,473	793,017
Other	2,705	5,356	3,446	408,760	71	233	3,182	352,595
Total commercial loans	23,722	42,102	136,442	13,018,277	15,020	37,820	142,752	13,067,821
Consumer loans	100	280	7,611	1,378,915	31	317	7,556	1,278,318
Total	$23,822	$42,382	$144,053	$14,397,192	$15,051	$38,137	$150,308	$14,346,139
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. A majority of our Performing (Criticized) loans are from our SVB Accelerator practice, serving our emerging or early stage clients. Loans risk-rated 8 and 9 are loans that are considered to be impaired and are on nonaccrual status. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2014 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
March 31, 2015:
Commercial loans:
Software and internet	$4,483,199	$395,832	$34,716	$4,913,747
Hardware	874,295	201,820	510	1,076,625
Private equity/venture capital	4,543,600	4,037	—	4,547,637
Life science & healthcare	1,282,275	129,038	250	1,411,563
Premium wine	780,710	19,487	1,270	801,467
Other	404,481	7,345	5,356	417,182
Total commercial loans	12,368,560	757,559	42,102	13,168,221
Consumer loans:
Real estate secured loans	1,199,907	8,520	210	1,208,637
Other consumer loans	165,914	3,903	70	169,887
Total consumer loans	1,365,821	12,423	280	1,378,524
Total gross loans	$13,734,381	$769,982	$42,382	$14,546,745
December 31, 2014:
Commercial loans:
Software and internet	$4,611,253	$351,706	$33,287	$4,996,246
Hardware	945,998	191,975	2,521	1,140,494
Private equity/venture capital	4,615,231	6,068	—	4,621,299
Life science & healthcare	1,165,266	134,986	475	1,300,727
Premium wine	774,962	20,383	1,304	796,649
Other	346,153	8,967	233	355,353
Total commercial loans	12,458,863	714,085	37,820	13,210,768
Consumer loans:
Real estate secured loans	1,112,396	5,073	192	1,117,661
Other consumer loans	158,162	2,050	125	160,337
Total consumer loans	1,270,558	7,123	317	1,277,998
Total gross loans	$13,729,421	$721,208	$38,137	$14,488,766
TDRs
As of March 31, 2015 we had nine TDRs with a total carrying value of $10.6 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were unfunded commitments available for funding of $3.1 million to the clients associated with these TDRs as of March 31, 2015. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Loans modified in TDRs:
Commercial loans:
Software and internet	$2,707	$3,784
Hardware	4,510	1,118
Premium wine	1,830	1,891
Other	191	233
Total commercial loans	9,238	7,026
Consumer loans:
Other consumer loans	1,350	125
Total consumer loans	1,350	125
Total	$10,588	$7,151
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Loans modified in TDRs during the period:
Commercial loans:
Software and internet	$—	$9,737
Hardware	4,000	—
Premium wine	—	650
Other	—	1,746
Total commercial loans	4,000	12,133
Consumer loans:
Real estate secured loans	1,280	—
Total consumer loans	1,280	—
Total loans modified in TDRs during the period (1)	$5,280	$12,133

(1)	There were no partial charge-offs on loans classified as TDRs during the three months ended March 31, 2015 or March 31, 2014.
During the three months ended March 31, 2015, new TDRs of $5.3 million were modified through payment deferrals granted to our clients.
During the three months ended March 31, 2014, new TDRs of $2.8 million and $9.3 million were modified through forgiveness of principal and payment deferrals granted to our clients, respectively.
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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2015. There were no TDRs modified, which defaulted during the three months ended March 31, 2014.

Three months ended March 31,
(Dollars in thousands)	2015
TDRs modified within the previous 12 months that defaulted during the period:
Consumer loans:
Real estate secured loans	$30
Total TDRs modified within the previous 12 months that defaulted in the period	$30
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of March 31, 2015.

7.	Disposal - Assets Held-for-Sale
The Company entered into a share purchase agreement to sell all of the outstanding capital stock of the Bank’s subsidiary, SVB India Finance Private Limited, a non-banking financial company in India (“SVBIF”) on January 15, 2015. The sale was completed on April 13, 2015. See Note 17 - "Subsequent Events" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report. As a result of the pending sale of SVBIF, the Company classified SVBIF's net assets as held-for-sale as applicable criteria were met. The following table presents the composition of SVBIF assets held-for-sale included in accrued interest receivable and other assets at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$2,897	$3,054
Securities purchased under agreement to resell and other short-term investments	6,419	11,898
Net loans	33,276	26,800
Premises and equipment, net	24	24
Accrued interest receivable and other assets	10,307	7,163
Total assets of SVBIF held-for-sale (1)	$52,923	$48,939
Liabilities:
Other liabilities	4,723	4,686
Total liabilities of SVBIF held-for-sale (1)	$4,723	$4,686

(1)
Net assets of $48.2 million and $44.3 million are included in our Global Commercial Bank operating segment as reported in Note 11—”Segment Reporting” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.

8.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at March 31, 2015 and December 31, 2014:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2015	March 31, 2015	December 31, 2014
Short-term borrowings:
Short-term FHLB advances	April 1, 2015	$60,000	$60,000	$—
Other short-term borrowings	(1)	17,766	17,766	7,781
Total short-term borrowings			$77,766	$7,781
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$349,710	$—
5.375% Senior Notes	September 15, 2020	350,000	348,495	348,436
6.05% Subordinated Notes (2)	June 1, 2017	45,964	49,910	50,162
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,802	54,845
Total long-term debt			$802,917	$453,443

(1)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor, which includes an interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)
At March 31, 2015 and December 31, 2014, included in the carrying value of our 6.05% Subordinated Notes was an interest rate swap valued at $4.3 million and $4.6 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to long-term debt was $8.0 million for the three months ended March 31, 2015, and $5.8 million for the three months ended March 31, 2014. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of March 31, 2015 was 0.19 percent.
3.50% Senior Notes
On January 29, 2015, the Company issued $350 million of 3.50% Senior Notes due in January 2025 (“3.50% Senior Notes”). We received net proceeds from this offering of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at March 31, 2015 was $349.7 million, which is reflective of a $0.3 million discount.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2015, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures and mortgage securities) at March 31, 2015 totaled $1.3 billion, $60 million of which was used, with the remaining available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2015 totaled $979 million, all of which was unused and available to support additional borrowings.

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
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets, loan conversion options, forward and option contracts, and interest rate contracts. For further description of these other derivative instruments, refer to Note 2-“Summary of Significant Accounting Policies" under Part II, Item 8 of our 2014 Form 10-K.
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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2015 and December 31, 2014 were as follows:

		March 31, 2015				December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$4,340	$2,970	$1,370	$45,964	$4,609	$2,970	$1,639
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	179,467	8,688	5,138	3,550	200,957	5,050	2,441	2,609
Foreign exchange forwards	Other liabilities	3,916	(677)	—	(677)	6,226	(489)	—	(489)
Net exposure			8,011	5,138	2,873		4,561	2,441	2,120
Other derivative instruments:
Equity warrant assets	Other assets	198,864	124,456	—	124,456	197,878	116,604	—	116,604
Other derivatives:
Client foreign exchange forwards	Other assets	772,019	45,284	9,658	35,626	801,487	28,954	2,370	26,584
Client foreign exchange forwards	Other liabilities	694,943	(44,527)	—	(44,527)	774,355	(27,647)	—	(27,647)
Client foreign currency options	Other assets	51,483	523	—	523	34,926	227	—	227
Client foreign currency options	Other liabilities	51,483	(523)	—	(523)	34,926	(227)	—	(227)
Client interest rate derivatives	Other assets	377,530	2,907	—	2,907	387,410	2,546	—	2,546
Client interest rate derivatives	Other liabilities	377,530	(3,166)	—	(3,166)	387,410	(2,748)	—	(2,748)
Net exposure			498	9,658	(9,160)		1,105	2,370	(1,265)
Net			$137,305	$17,766	$119,539		$126,879	$7,781	$119,098

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2015 remain at investment grade or higher and there were no material changes in their credit ratings during the three months ended March 31, 2015.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2015 and 2014 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2015	2014
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$638	$639
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(3)	(12)
Net gains associated with interest rate risk derivatives		$635	$627
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of foreign currency instruments	Other noninterest income	$(20,159)	$978
Gains (losses) on internal foreign exchange forward contracts, net	Net gains on derivative instruments	20,018	(1,029)
Net losses associated with currency risk		$(141)	$(51)
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$20,278	$25,373
(Losses) gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$(507)	$302
Net losses on other derivatives (1)	Net gains on derivative instruments	$(57)	$(467)

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015
Derivative Assets:
Interest rate swaps	$4,340	$—	$4,340	$(1,370)	$(2,970)	$—
Foreign exchange forwards	53,972	—	53,972	(24,627)	(14,796)	14,549
Foreign currency options	806	(283)	523	(253)	—	270
Client interest rate derivatives	2,907	—	2,907	(2,907)	—	—
Total derivative assets:	62,025	(283)	61,742	(29,157)	(17,766)	14,819
Reverse repurchase, securities borrowing, and similar arrangements	236,027	—	236,027	(236,027)	—	—
Total	$298,052	$(283)	$297,769	$(265,184)	$(17,766)	$14,819
December 31, 2014
Derivative Assets:
Interest rate swaps	$4,609	$—	$4,609	$(1,639)	$(2,970)	$—
Foreign exchange forwards	34,004	—	34,004	(17,843)	(4,811)	11,350
Foreign currency options	501	(274)	227	(144)	—	83
Client interest rate derivatives	2,546	—	2,546	(2,546)	—	—
Total derivative assets:	41,660	(274)	41,386	(22,172)	(7,781)	11,433
Reverse repurchase, securities borrowing, and similar arrangements	95,611	—	95,611	(95,611)	—	—
Total	$137,271	$(274)	$136,997	$(117,783)	$(7,781)	$11,433

The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2015
Derivative Liabilities:
Foreign exchange forwards	$45,204	$—	$45,204	$(8,467)	$—	$36,737
Foreign currency options	806	(283)	523	(270)	—	253
Client interest rate derivatives	3,166	—	3,166	(3,166)	—	—
Total derivative liabilities:	49,176	(283)	48,893	(11,903)	—	36,990
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$49,176	$(283)	$48,893	$(11,903)	$—	$36,990
December 31, 2014
Derivative Liabilities:
Foreign exchange forwards	$28,136	$—	$28,136	$(16,808)	$—	$11,328
Foreign currency options	501	(274)	227	(83)	—	144
Client interest rate derivatives	2,748	—	2,748	(2,748)	—	—
Total derivative liabilities:	31,385	(274)	31,111	(19,639)	—	11,472
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$31,385	$(274)	$31,111	$(19,639)	$—	$11,472

10.	Other Noninterest (Loss) Income and Other Noninterest Expense
A summary of other noninterest (loss) income for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Fund management fees	$3,722	$2,755
Service-based fee income	2,150	2,027
(Losses) gains on revaluation of foreign currency instruments (1)	(20,159)	978
Other (2)	5,207	5,440
Total other noninterest (loss) income	$(9,080)	$11,200

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

A summary of other noninterest expense for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Client services	$3,549	$2,359
Telephone	1,959	1,748
Data processing services	1,833	2,227
Postage and supplies	765	769
Dues and publications	585	497
Other	4,907	1,562
Total other noninterest expense (1)	$13,598	$9,162

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

11.	Segment Reporting
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

◦	Our Private Equity Division provides banking products and services primarily to our private equity and venture capital clients.

◦	Our Wine practice provides banking products and services to our premium wine industry clients, including vineyard development loans.

◦	SVB Analytics provides equity valuation services to companies and private equity/venture capital firms.

◦	Debt Fund Investments is comprised of our investments in certain debt funds in which we are a strategic investor.

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

•
SVB Capital is the venture capital investment arm of SVBFG, which focuses primarily on funds management. SVB Capital manages funds (primarily venture capital funds) on behalf of third party limited partners and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily from investment returns (including carried interest) and management fees.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three months ended March 31, 2015 and 2014 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended March 31, 2015
Net interest income	$203,755	$9,723	$(24)	$25,436	$238,890
(Provision for) reduction of loan losses	(6,460)	8	—	—	(6,452)
Noninterest income	64,689	397	21,141	85,791	172,018
Noninterest expense (3)	(136,282)	(2,747)	(3,891)	(53,188)	(196,108)
Income before income tax expense (4)	$125,702	$7,381	$17,226	$58,039	$208,348
Total average loans, net of unearned income	$12,729,630	$1,374,189	$—	$(57,450)	$14,046,369
Total average assets (5)	35,962,427	1,921,554	269,982	1,146,626	39,300,589
Total average deposits	32,472,827	1,251,939	—	133,013	33,857,779
Three months ended March 31, 2014
Net interest income	$175,303	$6,892	$14	$14,119	$196,328
(Provision for) reduction of loan losses	(807)	313	—	—	(494)
Noninterest income	58,635	274	37,672	213,644	310,225
Noninterest expense (3)	(120,706)	(2,495)	(2,635)	(44,572)	(170,408)
Income before income tax expense (4)	$112,425	$4,984	$35,051	$183,191	$335,651
Total average loans, net of unearned income	$9,677,957	$1,049,901	$—	$39,826	$10,767,684
Total average assets (5)	25,504,407	967,873	340,990	954,363	27,767,633
Total average deposits	22,877,819	745,083	—	53,546	23,676,448

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

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $5.1 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,611,025	$1,591,408
Variable interest rate commitments	12,618,196	11,860,039
Total loan commitments available for funding	14,229,221	13,451,447
Commercial and standby letters of credit (2)	1,256,293	1,254,338
Total unfunded credit commitments	$15,485,514	$14,705,785
Commitments unavailable for funding (3)	$1,920,937	$1,868,489
Maximum lending limits for accounts receivable factoring arrangements (4)	1,120,763	1,044,548
Reserve for unfunded credit commitments (5)	38,628	36,419

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at March 31, 2015. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,137,234	$57,997	$1,195,231	$1,195,231
Performance standby letters of credit	45,105	6,550	51,655	51,655
Commercial letters of credit	9,407	—	9,407	9,407
Total	$1,191,746	$64,547	$1,256,293	$1,256,293
Deferred fees related to financial and performance standby letters of credit were $8.2 million at both March 31, 2015 and December 31, 2014. At March 31, 2015, collateral in the form of cash of $509.0 million and available-for-sale securities of $1.5 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2015:

Our Ownership in Venture Capital and Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
Capital Partners III, LP	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund	935	—	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,275	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V Funds	515	178	Various
Strategic Investors Fund VI Funds	—	—	—
Strategic Investors Fund VII Funds	—	—	—
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Partners for Growth, LP	25,000	9,750	50.0
Debt funds (equity method accounting)	63,134	4,950	Various
Other fund investments (3)	301,172	19,268	Various
Total	$502,191	$41,256

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 283 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(4)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Item 1 of Part I of our 2014 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2015:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Strategic Investors Fund II, LP	5,021
SVB Strategic Investors Fund III, LP	11,237
SVB Strategic Investors Fund IV, LP	32,730
Strategic Investors Fund V Funds	123,888
Strategic Investors Fund VI Funds	219,750
Strategic Investors Fund VII Funds	153,919
SVB Capital Preferred Return Fund, LP	4,448
SVB Capital—NT Growth Partners, LP	4,672
Other private equity fund	77
Total	$557,992

13.	Income Taxes
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
At March 31, 2015, our unrecognized tax benefit was $3.8 million, the recognition of which would reduce our income tax expense by $2.7 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three months ended March 31, 2015.

14.	Fair Value of Financial Instruments
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2015
Assets
Available-for-sale securities:
U.S. treasury securities	$7,914,125	$—	$—	$7,914,125
U.S. agency debentures	—	3,313,664	—	3,313,664
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,778,155	—	1,778,155
Agency-issued collateralized mortgage obligations - variable rate	—	739,203	—	739,203
Equity securities	1,382	394	—	1,776
Total available-for-sale securities	7,915,507	5,831,416	—	13,746,923
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments	—	—	1,195,303	1,195,303
Other venture capital investments	—	—	78,850	78,850
Other securities	11,936	—	—	11,936
Total non-marketable and other securities (fair value accounting)	11,936	—	1,274,153	1,286,089
Other assets:
Interest rate swaps	—	4,340	—	4,340
Foreign exchange forward and option contracts	—	54,495	—	54,495
Equity warrant assets	—	2,195	122,261	124,456
Client interest rate derivatives	—	2,907	—	2,907
Total assets (1)	$7,927,443	$5,895,353	$1,396,414	$15,219,210
Liabilities
Foreign exchange forward and option contracts	$—	$45,727	$—	$45,727
Client interest rate derivatives	—	3,166	—	3,166
Total liabilities	$—	$48,893	$—	$48,893

(1)
Included in Level 1 and Level 3 assets are $9 million and $1.2 billion, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2015
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$1,130,882	$46,854	$58,670	$—	$—	$(41,103)	$—	$1,195,303
Other venture capital investments	71,204	6,450	1,370	(39)	—	(135)	—	78,850
Total non-marketable and other securities (fair value accounting)(1)	1,202,086	53,304	60,040	(39)	—	(41,238)	—	1,274,153
Other assets:
Equity warrant assets (2)	114,698	20,084	—	(14,765)	2,083	404	(243)	122,261
Total assets	$1,316,784	$73,388	$60,040	$(14,804)	$2,083	$(40,834)	$(243)	$1,396,414
Three months ended March 31, 2014
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$862,972	$111,335	$44,455	$—	$—	$(41,840)	$—	$976,922
Other venture capital investments	32,839	1,838	670	(3,514)	—	(3,527)	—	28,306
Other securities (fair value accounting)	319,249	102,694	—	(46,840)	—	3,417	(16,033)	362,487
Total non-marketable and other securities (fair value accounting) (1)	1,215,060	215,867	45,125	(50,354)	—	(41,950)	(16,033)	1,367,715
Other assets:
Equity warrant assets (2)	99,891	24,378	—	(39,993)	3,417	626	(677)	87,642
Total assets	$1,314,951	$240,245	$45,125	$(90,347)	$3,417	$(41,324)	$(16,710)	$1,455,357

(1)	Realized and unrealized gains (losses) are recorded in the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Non-marketable and other securities (fair value accounting):
Venture capital and private equity fund investments	$45,935	$111,856
Other venture capital investments	6,379	(15)
Other securities (fair value accounting)	—	78,968
Total non-marketable and other securities (fair value accounting) (1)	52,314	190,809
Other assets:
Equity warrant assets (2)	16,261	3,782
Total unrealized gains, net	$68,575	$194,591
Unrealized gains attributable to noncontrolling interests	$49,617	$176,085

(1)	Unrealized gains (losses) are recorded in the line items “gains on investment securities, net”, and “other noninterest income”, components of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2015 and December 31, 2014. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
March 31, 2015:
Other venture capital investments (fair value accounting)	$78,850	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,472	Modified Black-Scholes option pricing model	Volatility	46.6%
			Risk-Free interest rate	1.8%
			Sales restrictions discount (2)	15.2%
Equity warrant assets (private portfolio)	120,789	Modified Black-Scholes option pricing model	Volatility	38.1%
			Risk-Free interest rate	0.7%
			Marketability discount (3)	18.1%
			Remaining life assumption (4)	45.0%
December 31, 2014:
Other venture capital investments (fair value accounting)	$71,204	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,681	Modified Black-Scholes option pricing model	Volatility	42.6%
			Risk-Free interest rate	1.7%
			Sales restrictions discount (2)	17.8%
Equity warrant assets (private portfolio)	113,017	Modified Black-Scholes option pricing model	Volatility	38.3%
			Risk-Free interest rate	0.9%
			Marketability discount (3)	20.0%
			Remaining life assumption (4)	45.0%

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

(3)
Our marketability discount is applied to all private company warrants to account for a general lack of liquidity due to the private nature of the associated underlying company. The quantitative measure used is based upon various option-pricing models. On a quarterly basis, a sensitivity analysis is performed on our marketability discount.

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At March 31, 2015, the weighted average contractual remaining term was 2.61 years, compared to our estimated remaining life of 5.80 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three months ended March 31, 2015 and 2014, we did not have any material transfers between Level 2 and Level 1. Transfers from Level 3 to Level 1 for the three months ended March 31, 2014 included $16.0 million as a result of the expiration of lockup and other restrictions on certain of our other securities. We did not have any transfers from Level 3 to Level 1 for the three months ended March 31, 2015.
All other transfers from Level 3 to Level 2 for the three months ended March 31, 2015 and 2014 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
Net long-lived assets held-for-sale
The fair value of assets held-for-sale is estimated by their net realizable value, which represents the potential sales price less costs to sell. Valuation techniques utilized are significant assumptions not observable in the market, accordingly, we classify these assets as Level 3. The carrying value of $48.2 million of our net long-lived assets held-for-sale at March 31, 2015 approximates fair value. At December 31, 2014, the carrying value and fair value of our net long-lived assets held-for-sale was $44.3 million and $45.4 million, respectively.
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
The following describes the methods and assumptions used in estimating the fair values of financial instruments for which carrying value approximates fair value and estimated fair values of financial instruments not recorded at fair value on a recurring basis and excludes financial instruments and assets and liabilities already recorded at fair value as described above.
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

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value on a Recurring Basis
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

Non-Marketable Securities (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in SPD-SVB, our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at March 31, 2015 and December 31, 2014. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2015 and December 31, 2014:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2015:
Financial assets:
Cash and cash equivalents	$1,308,003	$1,308,003	$—	$—
Held-to-maturity securities	7,816,797	—	7,869,653	—
Non-marketable securities (cost and equity method accounting)	295,427	—	—	402,301
Net commercial loans	12,900,215	—	—	13,034,516
Net consumer loans	1,371,484	—	—	1,347,284
FHLB and Federal Reserve Bank stock	53,496	—	—	53,496
Accrued interest receivable	91,415	—	91,415	—
Financial liabilities:
Short-term FHLB advances	60,000	60,000	—	—
Other short-term borrowings	17,766	17,766	—	—
Non-maturity deposits (1)	33,752,797	33,752,797	—	—
Time deposits	98,778	—	98,740	—
3.50% Senior Notes	349,710	—	348,639	—
5.375% Senior Notes	348,495	—	396,799	—
6.05% Subordinated Notes (2)	49,910	—	52,963	—
7.0% Junior Subordinated Debentures	54,802	—	53,109	—
Accrued interest payable	5,038	—	5,038	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	30,135
December 31, 2014:
Financial assets:
Cash and cash equivalents	$1,796,062	$1,796,062	$—	$—
Held-to-maturity securities	7,421,042	—	7,415,656	—
Non-marketable securities (cost and equity method accounting)	296,648	—	—	390,570
Net commercial loans	12,947,869	—	—	13,082,487
Net consumer loans	1,271,048	—	—	1,247,336
FHLB and Federal Reserve Bank stock	53,496	—	—	53,496
Accrued interest receivable	94,180	—	94,180	—
Financial liabilities:
Other short-term borrowings	7,781	7,781	—	—
Non-maturity deposits (1)	34,215,372	34,215,372	—	—
Time deposits	128,127	—	128,107	—
5.375% Senior Notes	348,436	—	392,616	—
6.05% Subordinated Notes (2)	50,162	—	53,537	—
7.0% Junior Subordinated Debentures	54,845	—	52,990	—
Accrued interest payable	6,998	—	6,998	—
Off-balance sheet financial assets:
Commitments to extend credit	—	—	—	29,097

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At March 31, 2015 and December 31, 2014, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $4.3 million and $4.6 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2015:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,195,303	$1,195,303	$557,992
Non-marketable securities (equity method accounting):
Other investments (2)	50,132	51,323	5,836
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (3)	134,575	238,293	15,985
Total	$1,380,010	$1,484,919	$579,813

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science & healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $1.1 billion and $555 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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

16.	Related Parties
During the three months ended March 31, 2015, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

17.	Subsequent Events
The sale of all of the outstanding capital stock of SVBIF to Temasek, a Singapore investment company was completed on April 13, 2015. The final settlement of the sale did not have a material impact on our first quarter 2015 results, or subsequent results thereof.

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

▪	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions

▪	Forecasts of private equity/venture capital funding and investment levels

▪	Forecasts of future interest rates, economic performance, and income from investments

▪	Forecasts of expected levels of provisions for loan losses, loan growth and client funds

▪	Descriptions of assumptions underlying or relating to any of the foregoing
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

•	Our overall investment plans and strategies; the realization, timing, valuation and performance of our equity or other investments

•	The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients

•	The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents

•	Business disruptions and interruptions due to natural disasters and other external events

•	The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties

•	Expansion of our business internationally

•	The impact of legal requirements and regulations limiting or restricting our activities or resulting in higher costs or increased compliance responsibilities, including the Volcker rule

•	The impact of lawsuits and claims

•	Changes in accounting standards

•	The levels of equity capital available to our client or portfolio companies

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2014 Form 10-K

We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q, except as required by law.
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2014 Form 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.
Management’s Overview of First Quarter 2015 Performance
Overall, we had a strong first quarter in 2015, which was reflective of healthy average loan growth, solid credit quality and strong venture capital investment and warrant gains. We continued to perform well as a result of our focus on innovation companies and their investors, continued positive business conditions for our clients, our efforts to secure client relationships and continued solid credit quality of our loan portfolio. We had net income available to common stockholders of $88.5 million and diluted EPS of $1.71 for the first quarter of 2015. This compares to net income of $91.0 million and diluted EPS of $1.95 in the first quarter of 2014. In the first quarter of 2015, we experienced strong growth in net interest income as a result of the increase in interest earned from our fixed income investment and loan portfolios. These increases are reflective of an increase in average investments of $8.9 billion and average loan growth of $3.3 billion, driven by our significant deposit growth. In addition, we had solid gains on our venture capital investments and equity warrant assets, growth in core fee income and continued strength in our liquidity and capital base. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, also increased, reflecting growth from our existing and new clients. Noninterest expense increased $25.7 million primarily from increases in compensation and benefits, as well as, professional services related to the continued investment in the improvement and expansion of our product offerings and infrastructure.
First quarter 2015 results (compared to the first quarter 2014, where applicable) included:

▪
Continued strong growth in our lending business with record high average loan balances of $14.0 billion, an increase of $3.3 billion, or 30.4 percent. Period-end loan balances were $14.4 billion, an increase of $3.6 billion, or 33.3 percent.

▪
Average investment securities, excluding non-marketable and other securities, of $21.1 billion, an increase of $8.9 billion, or 72.6 percent. Period-end investment securities, excluding non-marketable and other securities, of $21.6 billion, an increase of $8.7 billion, or 67.9 percent.

▪	Average deposit balances of $33.9 billion, an increase of $10.2 billion, or 43.0 percent. Period-end deposit balances of $33.9 billion, an increase of $8.4 billion, or 32.9 percent.

▪
Average total client funds (comprised of on-balance sheet deposits and off-balance sheet client investment funds) were $67.5 billion, an increase of $16.7 billion, or 32.8 percent. Period-end total client funds were $69.0 billion, an increase of $15.3 billion, or 28.5 percent.

▪	Issuance of $350.0 million of 3.50% Senior Notes due January 2025, resulting in net proceeds of approximately $346 million after deducting underwriting discounts and commissions and issuance costs.

▪
Net interest income (fully taxable equivalent basis) of $239.3 million, an increase of $42.5 million, or 21.6 percent, primarily due to an increase in interest income from fixed income investment securities and loans, attributable to growth in average investment and loan balances of $8.9 billion and $3.3 billion, respectively, driven by the strong average deposit growth mentioned above.

▪
Net interest margin of 2.64 percent, compared to 3.13 percent, primarily due to an 80 basis point decrease in the overall yield of our loan portfolio and a 26 basis point decrease in our fixed income investment portfolio yield. These decreases are primarily a result of a low rate market environment as well as the shift in the composition of our interest earning assets from our higher-yielding loan portfolio to lower-yielding fixed income investments portfolio reflective of our strong deposit growth.

▪
Provision for loan losses of $6.5 million, compared to $0.5 million. The provision of $6.5 million was primarily driven by an increase of $8.7 million in the reserve for impaired loans, reflective of an increase in the reserve for a previously impaired loan, as well as net charge-offs of $3.9 million. These increases were offset by a decrease of $6.8 million due to the improvement in the credit quality of our performing loans.

▪
Non-GAAP core fee income (deposit service charges, letters of credit fees, credit card fees, lending related fees, client investment fees, and foreign exchange fees) of $58.2 million, an increase of $7.3 million, or 14.3 percent, primarily from an increase in credit card fee income, reflective of increased client activity and transaction volumes, and lending related fees. (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income").

▪
Net gains on investment securities of $83.2 million, compared to net gains of $223.9 million. [Non-GAAP net gains on investment securities, net of noncontrolling interests were $19.6 million, compared to net gains of $37.4 million (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income—Gains on Investment Securities, Net").] The decrease in net gains primarily resulted from lower gains of our FireEye related investments. Specifically, we had gains on investment securities related to FireEye of $15.9 million ($3.3 million net of noncontrolling interests and inclusive of the Company's carried interests) from our managed funds distribution of approximately 2.5 million shares of FireEye common stock to their respective investors (including the Company) during the first quarter of 2015 compared to $113.0 million of gains from FireEye ($21.8 million net of noncontrolling interests) during the first quarter of 2014. (See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net").

▪
Net gains on equity warrant assets of $20.3 million, a decrease of $5.1 million, or 20.1 percent, compared to $25.4 million. This decrease was primarily due to the exercise of our FireEye warrants during the first quarter of 2014, which were held in our equity warrant asset portfolio and contributed to an $18.4 million gain from the increased valuation of the warrants during the quarter. The decrease of $14.4 million for the first quarter of 2015 compared to the first quarter of 2014 was partially offset by an increase in gains of $9.5 million due to increases in valuations across the equity warrant asset portfolio.

▪
Noninterest expense of $196.1 million, an increase of $25.7 million, or 15.1 percent. This increase was primarily due to increased compensation and benefits as a result of an increase in average FTEs and higher professional services expense. Average FTEs increased by 12.7 percent to 1,955 for the three months ended March 31, 2015, compared to 1,735 FTEs for the comparable 2014 period.

▪
Implementation of the new "Basel III" regulatory capital rules, effective January 1, 2015 contributing to a decrease in our risk-based regulatory capital ratios for SVB Financial Group and partially offsetting the increase in Silicon Valley Bank's risk-based regulatory capital ratios after the contribution of the net proceeds from our 3.50% Senior Notes issuance noted above. See Capital Ratios section under "Capital Resources" in Part I, Item 2 of this report for further details.

A summary of our performance for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data, employees and ratios)	2015	2014	% Change
Income Statement:
Diluted earnings per share (1)	$1.71	$1.95	(12.3)%
Net income available to common stockholders (1)	88,516	90,950	(2.7)
Net interest income	238,890	196,328	21.7
Net interest margin	2.64%	3.13%	(49)	bps
Provision for loan losses	$6,452	$494	NM
Noninterest income	172,018	310,225	(44.6)%
Noninterest expense (1)	196,108	170,408	15.1
Non-GAAP core fee income (2)	58,210	50,946	14.3
Non-GAAP noninterest income, net of noncontrolling interests (2)	109,824	123,507	(11.1)
Non-GAAP noninterest expense, net of noncontrolling interests (1) (3)	190,645	167,087	14.1
Balance Sheet:
Average available-for-sale securities	$13,571,213	$12,248,925	10.8%
Average held-to-maturity securities (4)	7,569,755	—	—
Average loans, net of unearned income	14,046,369	10,767,684	30.4
Average noninterest-bearing demand deposits	25,168,987	16,880,520	49.1
Average interest-bearing deposits	8,688,792	6,795,928	27.9
Average total deposits	33,857,779	23,676,448	43.0
Earnings Ratios:
Return on average assets (annualized) (1) (5)	0.91%	1.33%	(31.6)%
Return on average SVBFG stockholders’ equity (annualized) (1) (6)	12.38	17.57	(29.5)
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.15%	1.13%	2	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	0.99	1.07	(8)
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.16	0.79	(63)
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.11	0.74	(63)
Capital Ratios:
CET 1 risk-based capital ratio (7)	12.21%	—%	—	bps
Tier 1 risk-based capital ratio (8)	12.42	12.35	7
Total risk-based capital ratio (8)	13.38	13.41	(3)
Tier 1 leverage ratio (8)	7.71	7.99	(28)
Tangible common equity to tangible assets (1) (9)	7.49	7.03	46
Tangible common equity to risk-weighted assets (1) (8) (9)	12.60	12.15	45
Bank CET 1 risk-based capital ratio (7)	12.36	—	—
Bank tier 1 risk-based capital ratio (8)	12.36	10.39	197
Bank total risk-based capital ratio (8)	13.35	11.47	188
Bank tier 1 leverage ratio (8)	7.43	6.72	71
Bank tangible common equity to tangible assets (1) (9)	7.60	6.19	141
Bank tangible common equity to risk-weighted assets (1) (8) (9)	12.77	10.26	251
Other Ratios:
GAAP operating efficiency ratio (1) (10)	47.73%	33.64%	41.9%
Non-GAAP operating efficiency ratio (1) (3)	54.61	52.17	4.7
Book value per common share (1) (11)	$58.16	$45.48	27.9
Other Statistics:
Average full-time equivalent employees	1,955	1,735	12.7%
Period-end full-time equivalent employees	1,965	1,737	13.1

NM - Not meaningful

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(3)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(4)	Effective June 1, 2014, we re-designated securities with a carrying value of $5.4 billion from available-for-sale to held-to-maturity.

(5)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(6)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(7)
As of March 31, 2015, Common Equity Tier 1 ("CET 1") is a new ratio requirement under the Basel III Capital Rules and represents, common stock, plus related surplus and retained earnings, plus limited amounts of minority interest in the form of common stock, less certain regulatory deductions, divided by total risk-weighted assets.

(8)	Ratios as of March 31, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

(9)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(10)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(11)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
For more information with respect to our capital ratios, please refer to “Capital Ratios” under “Consolidated Financial Condition-Capital Ratios” below.
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
Our accounting policy relating to income taxes was impacted by the adoption of ASU-2014-01 (Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects). Upon the adoption of ASU 2014-01, we elected to use the proportional amortization method to account for our investments in affordable housing projects and have applied this election retrospectively. As a result, all prior period deferred tax assets related to our investments in qualified affordable housing projects were written off as the tax credit fund amortization expense for those investments is no longer classified as a temporary difference and is included in the estimate for the provision for income taxes. The impact of this change resulted in a higher effective tax rate.
There have been no other significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2014 Form 10-K.
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

	2015 Compared to 2014
	Three months ended March 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$(688)	$337	$(351)
Fixed income investment portfolio (taxable)	27,947	(1,093)	26,854
Fixed income investment portfolio (non-taxable)	27	(64)	(37)
Loans, net of unearned income	40,707	(23,421)	17,286
Increase (decrease) in interest income, net	67,993	(24,241)	43,752
Interest expense:
NOW deposits	54	(66)	(12)
Money market deposits	827	(1,707)	(880)
Money market deposits in foreign offices	4	(30)	(26)
Time deposits	(41)	1	(40)
Sweep deposits in foreign offices	52	(55)	(3)
Total increase (decrease) in deposits expense	896	(1,857)	(961)
Short-term borrowings	—	12	12
3.50% Senior Notes	2,126	—	2,126
5.375% Senior Notes	—	7	7
Junior Subordinated Debentures	(3)	4	1
6.05% Subordinated Notes	(5)	23	18
Total increase in borrowings expense	2,118	46	2,164
Increase (decrease) in interest expense, net	3,014	(1,811)	1,203
Increase (decrease) in net interest income	$64,979	$(22,430)	$42,549
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended March 31, 2015 and 2014
Net interest income increased by $42.5 million to $239.3 million for the three months ended March 31, 2015, compared to $196.8 million for the comparable 2014 period. Overall, we saw an increase in our net interest income primarily from increased interest earned on our fixed income investments reflective of higher average fixed income investment balances due to our strong deposit growth, as well as from an increase in average loan balances. These increases were partially offset by a shift in the mix of our overall loan portfolio into higher credit quality, lower yielding loans. Our loan yields were also impacted by the overall low market rate environment and continued competition in the marketplace.
The main factors affecting interest income and interest expense for the three months ended March 31, 2015, compared to the comparable 2014 period are discussed below:

•	Interest income for the three months ended March 31, 2015 increased by $43.8 million primarily due to:

◦
A $26.9 million increase in interest income on investment securities to $82.5 million for the three months ended March 31, 2015, compared to $55.6 million for the comparable 2014 period. The increase was reflective of an increase in average investment securities balances of $8.9 billion as a result of deposit growth, as well as through reinvestments of maturing fixed income investments. Interest income benefited from lower premium amortization expense due to lower prepayments. As of March 31, 2015, the remaining unamortized net premium balance on our investment securities portfolio was $16.4 million (net of discounts of $85.9 million), compared to $38.8 million (net of discounts of $63.0 million) as of the comparable 2014 period.

◦
A $17.3 million increase in interest income on loans to $165.5 million for the three months ended March 31, 2015, compared to $148.2 million for the comparable 2014 period. This increase was reflective of an increase in average loan balances of $3.3 billion, partially offset by a decrease in both gross loan and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.09 percent from 4.58 percent, reflective of a continued change in the mix of our overall loan portfolio. Consistent with recent quarters, our average loan growth during the first quarter of 2015 was primarily driven by private equity/venture capital loans which, on average, tend to have lower yields. The overall low market rate environment and increased price competition also continued to put pressure on loan yields. Loan fee yields decreased 26 basis points to 66 basis points, from 92 basis points in the comparable 2014 period, as a result of the decrease in prepayment fees, as well as, regular amortizing fee income, reflective of the continued growth of our private equity/venture capital call lines which tend to have lower fees.

•
Interest expense for the three months ended March 31, 2015 increased to $9.9 million, compared to $8.7 million for the comparable 2014 period. The increase in interest expense was primarily attributable to the increase in long-term debt interest expense of $2.1 million reflective of the $350.0 million issuance of our 3.50% Senior Notes in late January 2015, partially offset by a decrease of $1.0 million in interest paid on our interest-bearing deposits as a result of market rate adjustments.

Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 49 basis points to 2.64 percent for the three months ended March 31, 2015, compared to 3.13 percent for the comparable 2014 period.
The decrease in our net interest margin for the three months ended March 31, 2015, was primarily reflective of the shift in the composition of our interest-earning assets as a result of the significant growth in deposits (higher average investment securities balances and lower average loan balances as a percentage of total earning assets) and, as noted above, lower overall loan yields. Our loan portfolio (higher-yielding assets) comprised 38 percent of our average interest-earning assets during the three months ended March 31, 2015, respectively, compared to 42 percent for the comparable 2014 period.
Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2015 and 2014:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2015 and 2014

	Three months ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,570,586	$1,285	0.33%	$2,482,190	$1,636	0.27%
Investment securities:
Available-for-sale securities: (2)
Taxable	13,571,213	44,009	1.32	12,167,143	54,420	1.81
Non-taxable (3)	—	—	—	81,782	1,225	6.07
Held-to-maturity securities:
Taxable	7,486,164	37,265	2.02	—	—	—
Non-taxable (3)	83,591	1,188	5.76	—	—	—
Total loans, net of unearned income (4) (5)	14,046,369	165,458	4.78	10,767,684	148,172	5.58
Total interest-earning assets	36,757,923	249,205	2.75	25,498,799	205,453	3.27
Cash and due from banks	244,512			264,478
Allowance for loan losses	(171,222)			(141,073)
Other assets (6)	2,469,376			2,145,429
Total assets	$39,300,589			$27,767,633
Funding sources:
Interest-bearing liabilities:
NOW deposits	$228,532	$124	0.22%	$150,737	$136	0.37%
Money market deposits	5,956,920	1,532	0.10	4,582,863	2,412	0.21
Money market deposits in foreign offices	207,502	20	0.04	191,715	46	0.10
Time deposits	111,017	60	0.22	168,050	100	0.24
Sweep deposits in foreign offices	2,184,821	207	0.04	1,702,563	210	0.05
Total interest-bearing deposits	8,688,792	1,943	0.09	6,795,928	2,904	0.17
Short-term borrowings	43,618	12	0.11	4,984	—	—
3.50% Senior Notes	240,909	2,126	3.58	-	—	—
5.375% Senior Notes	348,456	4,835	5.63	348,229	4,828	5.62
Junior Subordinated Debentures	54,830	840	6.21	55,005	839	6.19
6.05% Subordinated Notes	50,133	143	1.16	51,968	125	0.98
Total interest-bearing liabilities	9,426,738	9,899	0.43	7,256,114	8,696	0.49
Portion of noninterest-bearing funding sources	27,331,185			18,242,685
Total funding sources	36,757,923	9,899	0.11	25,498,799	8,696	0.14
Noninterest-bearing funding sources:
Demand deposits	25,168,987			16,880,520
Other liabilities	570,954			396,203
SVBFG stockholders’ equity	2,900,546			2,099,819
Noncontrolling interests	1,233,364			1,134,977
Portion used to fund interest-earning assets	(27,331,185)			(18,242,685)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$39,300,589			$27,767,633
Net interest income and margin		$239,306	2.64%		$196,757	3.13%
Total deposits	$33,857,779			$23,676,448
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(416)			(429)
Net interest income, as reported		$238,890			$196,328

(1)
Includes average interest-earning deposits in other financial institutions of $509 million and $317 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, balances also include $0.9 billion and $2.0 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $23.0 million and $24.3 million for the three months ended March 31, 2015 and 2014, respectively.

(6)
Average investment securities of $1.8 billion and $1.6 billion for the three months ended March 31, 2015 and 2014, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Allowance for loan losses, beginning balance	$165,359	$142,886
Provision for loan losses	6,452	494
Gross loan charge-offs	(5,487)	(21,150)
Loan recoveries	1,551	1,312
Allowance for loan losses, ending balance	$167,875	$123,542
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.18%	0.02%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.16	0.79
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.11	0.74
Allowance for loan losses as a percentage of period-end total gross loans	1.15	1.13
Period-end total gross loans	$14,546,745	$10,920,482
Average total gross loans	14,148,842	10,852,905
Three months ended March 31, 2015 and 2014
Our provision for loan losses was $6.5 million for the three months ended March 31, 2015, compared to a provision of $0.5 million for the comparable 2014 period. The provision of $6.5 million for the first quarter of 2015 was primarily driven by an increase of $8.7 million in the reserve for impaired loans, primarily reflective of an increase in the reserve for a previously impaired loan, as well as an increase in the reserve of $3.9 million for net charge-offs. These increases were offset by a decrease of $6.8 million in the reserve due to the improvement in the credit quality of our performing loans. The provision of $0.5 million for the three months ended March 31, 2014 was primarily driven by $19.8 million in net charge-offs, partially offset by a $14.5 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments, and a decrease of $4.8 million related to lower reserves due to improvement in the overall credit quality of gross performing loans.
Gross loan charge-offs of $5.5 million for the first quarter of 2015 primarily came from two early-stage client loans within our hardware loan portfolio. Net loan charge-offs of $3.9 million represented 0.11 percent of average total gross loans, compared to net charge offs of $19.8 million, or 0.74 percent of average total gross loans for the comparable 2014 period.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 6—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report for further details on our allowance for loan losses.

Noninterest Income
A summary of noninterest income for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$17,678	$17,196	2.8%
Credit card fees	12,090	10,282	17.6
Deposit service charges	10,736	9,607	11.8
Lending related fees	8,022	6,303	27.3
Letters of credit and standby letters of credit fees	5,202	4,140	25.7
Client investment fees	4,482	3,418	31.1
Total non-GAAP core fee income	58,210	50,946	14.3
Gains on investment securities, net	83,159	223,912	(62.9)
Gains on derivative instruments, net	39,729	24,167	64.4
Other	(9,080)	11,200	(181.1)
GAAP noninterest income	$172,018	$310,225	(44.6)

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.

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
The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2015	2014	% Change
GAAP noninterest income (as reported)	$172,018	$310,225	(44.6)%
Less: income attributable to noncontrolling interests, including carried interest	62,194	186,718	(66.7)
Non-GAAP noninterest income, net of noncontrolling interests	$109,824	$123,507	(11.1)

Gains on Investment Securities, Net
Net gains on investment securities include both gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our available-for-sale securities portfolio, when applicable.
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

Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, venture debt funds and private and public portfolio companies. We experience variability in the performance of our non-marketable and other securities from quarter to quarter, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains from non-marketable and other securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains from investment securities and as such our results for a particular period are not necessarily indicative of our expected performance in a future period.
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these equity securities may be subject to (i.e. lock-up agreements), changes in prevailing market prices, market conditions, the actual sales or distributions of securities and the timing of such actual sales or distributions.
For the three months ended March 31, 2015, we had net gains on investment securities of $83.2 million, compared to net gains of $223.9 million for the comparable 2014 period. Net gains on investment securities, net of noncontrolling interests, were $19.6 million for the three months ended March 31, 2015, compared to net gains of $37.4 million for the comparable 2014 period.
Net gains on investment securities, net of noncontrolling interests, of $19.6 million for the three months ended March 31, 2015 were primarily driven by the following:

•	Gains of $7.4 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments;

•
Gains of $5.1 million from our managed direct venture funds, primarily related to realized gains from distributions of investments from our managed direct venture funds, including the remaining shares of FireEye common stock, as well as unrealized valuation increases;

•	Gains of $3.5 million from our managed funds of funds, primarily related to unrealized valuation increases; and

•	Gains of $2.6 million from the sales of certain of our equity security holdings in public companies received as a result of warrant exercises.
The following tables provide a summary of non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended March 31, 2015
Total gains on investment securities, net	$47,666	$24,557	$917	$2,596	$7,423	$83,159
Less: income attributable to noncontrolling interests, including carried interest	44,162	19,442	—	—	—	63,604
Non-GAAP net gains on investment securities, net of noncontrolling interests	$3,504	$5,115	$917	$2,596	$7,423	$19,555

Three months ended March 31, 2014
Total gains on investment securities, net	$111,448	$105,702	$3,001	$60	$3,701	$223,912
Less: income (losses) attributable to noncontrolling interests, including carried interest	101,451	85,114	(13)	—	—	186,552
Non-GAAP net gains on investment securities, net of noncontrolling interests	$9,997	$20,588	$3,014	$60	$3,701	$37,360

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Equity warrant assets (1)
Gains on exercises, net	$4,043	$18,402	(78.0)%
Cancellations and expirations	(292)	(87)	NM
Changes in fair value	16,527	7,058	134.2
Net gains on equity warrant assets	20,278	25,373	(20.1)
Gains on foreign exchange forward contracts, net:
(Losses) gains on client foreign exchange forward contracts, net (2)	(507)	302	NM
Gains (losses) on internal foreign exchange forward contracts, net (3)	20,018	(1,029)	NM
Total gains (losses) on foreign exchange forward contracts, net	19,511	(727)	NM
Changes in fair value of interest rate swaps	(3)	(12)	(75.0)
Net losses on other derivatives (4)	(57)	(467)	(87.8)
Gains on derivative instruments, net	$39,729	$24,167	64.4

 NM—Not meaningful

(1)
At March 31, 2015, we held warrants in 1,525 companies, compared to 1,343 companies at March 31, 2014. The total value of our warrant portfolio was $124 million at March 31, 2015 and $91 million at March 31, 2014. Of the 1,525 companies, 25 companies made up approximately 40 percent of the fair value of the portfolio at March 31, 2015.

(2)	Represents the net (losses) gains for foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades.

(3)
Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Refer to revaluation of foreign currency instruments included in the line item "other" within noninterest income for the amount we were able to partially offset.

(4)	Primarily represents the change in fair value of loan conversion options.
Net gains on derivative instruments were $39.7 million for the three months ended March 31, 2015, compared to net gains of $24.2 million for the comparable 2014 period. Net gains on derivative instruments was primarily attributable to the following:

•	Net gains on equity warrant assets of $20.3 million, which consisted of:

•
Net gains of $16.5 million from changes in warrant valuations for the three months ended March 31, 2015, compared to $7.1 million for the comparable 2014 period. The warrant valuation gains were primarily from our private company warrant portfolio, of which $10.9 million was attributable to four companies.

•
Net gains of $4.0 million from the exercise of equity warrant assets for the three months ended March 31, 2015, compared to $18.4 million for the comparable 2014 period. The net gains of $4.0 million were comprised of various exercises in our private company warrant portfolio. For the three months ended March 31, 2014, $15.2 million in gains were reflective of the exercise of FireEye equity warrants.

•
Net gains of $20.0 million on internal foreign exchange forward contracts used to economically reduce our foreign exchange exposure to foreign currency denominated instruments for the three months ended March 31, 2015, compared to net losses of $1.0 million for the comparable 2014 period. The net gains of $20.0 million were offset by net losses of $20.2 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Foreign Exchange Fees
Foreign exchange fees were $17.7 million for the three months ended March 31, 2015, compared to $17.2 million for the comparable 2014 period. The increase was primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional volumes, offset by continued pressure on spreads.

Credit Card Fees
Credit card fees were $12.1 million for the three months ended March 31, 2015, compared to $10.3 million for the comparable 2014 period. The increase reflected increased client utilization of our credit card products and custom payment solutions by new and existing clients.
Deposit Service Charges
Deposit service charges were $10.7 million for the three months ended March 31, 2015, compared to $9.6 million for the comparable 2014 period. The increase was reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size, during the three months ended March 31, 2015.
Lending Related Fees
Lending related fees were $8.0 million for the three months ended March 31, 2015, compared to $6.3 million for the comparable 2014 period. The increase was primarily due to an increase in loan syndication fee income and an increase in unused commitment fees for the first quarter of 2015. Loan syndication fees increased from $0.8 million to $1.8 million as a result of an increase in syndication activity for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Unused loan commitments also increased as our loan commitments available for funding balance increased from $11.4 billion to $14.2 billion.
Letters of Credit and Standby letters of Credit Fees
Letters of credit and standby letters of credit fees were $5.2 million for the three months ended March 31, 2015, compared to $4.1 million for the comparable 2014 period. The increase was primarily driven by an increase in deferred fee income reflective of an increase in larger letter of credit issuances during the fourth quarter of 2014.
Client Investment Fees
Client investment fees were $4.5 million for the three months ended March 31, 2015, compared to $3.4 million for the comparable 2014 period. The increase was reflective of an increase in average client investment funds partially offset by lower margins earned on certain products due to low rates in the short-term fixed income markets. The increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, as well as our cash sweep product. The following table summarizes average client investment funds for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars in millions)	2015	2014	% Change
Client directed investment assets (1)	$7,017	$7,182	(2.3)%
Client investment assets under management (2)	17,712	13,537	30.8
Sweep money market funds	8,896	6,416	38.7
Total average client investment funds (3)	$33,625	$27,135	23.9

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at March 31, 2015 and December 31, 2014:

(Dollars in millions)	March 31, 2015	December 31, 2014	% Change
Client directed investment assets	$7,344	$6,158	19.3%
Client investment assets under management	17,956	18,253	(1.6)
Sweep money market funds	9,870	7,957	24.0
Total period-end client investment funds	$35,170	$32,368	8.7

Other Noninterest (Loss) Income
A summary of other noninterest (loss) income for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Fund management fees	$3,722	$2,755	35.1%
Service-based fee income	2,150	2,027	6.1
(Losses) gains on revaluation of foreign currency instruments (1)	(20,159)	978	NM
Other (2)	5,207	5,440	(4.3)
Total other noninterest (loss) income	$(9,080)	$11,200	(181.1)

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

Total loss in other noninterest income was $9.1 million for the three months ended March 31, 2015, compared to income of $11.2 million for the comparable 2014 period. The decrease of $20.3 million for the three months ended March 31, 2015 was primarily due to losses of $20.2 million from the revaluation of foreign currency instruments, compared to net gains of $1.0 million for the comparable period of 2014. The losses from the revaluation of foreign currency instruments were offset by net gains of $20.0 million for the three months ended March 31, 2015, compared to net losses of $1.0 million for the comparable period of 2014, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income in the line item "gains on derivative instruments" as noted above.

Overall Summary of Investments in FireEye
During the first quarter of 2015, our managed direct venture funds distributed the remaining 2.5 million shares of FireEye common stock to their respective investors (including the Company), resulting in $15.9 million of realized gains on investment securities ($3.3 million net of noncontrolling interests and inclusive of the Company's carried interests). All distributed shares of FireEye common stock to the Company were sold during the first quarter of 2015 and as of March 31, 2015, we no longer hold any shares of FireEye common stock, either directly or through our managed direct venture funds.
Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Compensation and benefits	$115,770	$102,507	12.9%
Professional services	24,185	21,189	14.1
Premises and equipment	12,657	11,582	9.3
Business development and travel	11,112	10,194	9.0
Net occupancy	7,313	7,320	(0.1)
FDIC and state assessments	5,789	4,128	40.2
Correspondent bank fees	3,421	3,203	6.8
Provision for unfunded credit commitments	2,263	1,123	101.5
Other (1)	13,598	9,162	48.4
Total noninterest expense (1)	$196,108	$170,408	15.1

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Included in noninterest expense is expense attributable to noncontrolling interests. See below for a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2015	2014	% Change
GAAP noninterest expense (1)	$196,108	$170,408	15.1%
Less: amounts attributable to noncontrolling interests	5,463	3,321	64.5
Non-GAAP noninterest expense, net of noncontrolling interests	$190,645	$167,087	14.1
GAAP net interest income	$238,890	$196,328	21.7
Adjustments for taxable equivalent basis	416	429	(3.0)
Non-GAAP taxable equivalent net interest income	$239,306	$196,757	21.6
Less: income attributable to noncontrolling interests	35	8	NM
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$239,271	$196,749	21.6
GAAP noninterest income	$172,018	$310,225	(44.6)
Non-GAAP noninterest income, net of noncontrolling interests	109,824	123,507	(11.1)
GAAP total revenue	$410,908	$506,553	(18.9)
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$349,095	$320,256	9.0
GAAP operating efficiency ratio	47.73%	33.64%	41.9
Non-GAAP operating efficiency ratio (2)	54.61	52.17	4.7

NM—Not meaningful

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Compensation and benefits
Salaries and wages	$51,425	$44,353	15.9%
Incentive compensation & ESOP	28,543	26,448	7.9
Other employee benefits (1)	35,802	31,706	12.9
Total compensation and benefits	$115,770	$102,507	12.9
Period-end full-time equivalent employees	1,965	1,737	13.1
Average full-time equivalent employees	1,955	1,735	12.7

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $115.8 million for the three months ended March 31, 2015, compared to $102.5 million for the comparable 2014 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $7.1 million in salaries and wages, primarily due to an increase in the number of average full-time employees ("FTE") as well as annual merit increases that took effect during the first quarter of 2015. Average FTEs increased by 220 to 1,955 FTEs for the three months ended March 31, 2015, compared to 1,735 FTEs for the comparable 2014 period.

•
An increase of $4.1 million in other employee benefits, primarily due to expenses related to our Warrant Incentive Plan driven by gains recorded on our equity warrant assets during the first quarter of 2015, as well as higher employer payroll taxes, 401(k) contribution expense, and share-based plan expense, primarily as a result of the increase in the valuation of our common stock.

•	An increase of $2.1 million in incentive compensation and ESOP expense, primarily reflective of current expectations for our internal performance targets for 2015.
Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (See descriptions in our 2014 Form 10-K). Total costs incurred under these plans were $38.9 million for the three months ended March 31, 2015, compared to $34.8 million for the comparable 2014 period. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $24.2 million for the three months ended March 31, 2015, compared to $21.2 million for the comparable 2014 period. The increase was primarily due to increased activities to support our expansion of product offerings as well as our continued investment into ongoing business and IT infrastructure initiatives.
Premises and Equipment
Premises and equipment expense was $12.7 million for the three months ended March 31, 2015, compared to $11.6 million for the comparable 2014 period. The increase was primarily due to increased spending to enhance and maintain our IT infrastructure.
Business Development and Travel
Business development and travel was $11.1 million for the three months ended March 31, 2015, compared to $10.2 million for the comparable 2014 period. The increase was primarily due to the increased business development efforts during the first quarter of 2015 to support the growth of our business.

FDIC and State Assessments
FDIC and state assessments expense was $5.8 million for the three months ended March 31, 2015, compared to $4.1 million for the comparable 2014 period. The increase was primarily due to the increase of $11.5 billion in average assets for the first quarter of 2015.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $2.3 million for the three months ended March 31, 2015, compared to a provision of $1.1 million for the comparable 2014 period. The provision of $2.3 million was primarily due to growth in total loan commitments available for funding and commercial and standby letters of credit, which increased by $779.7 million to $15.5 billion at March 31, 2015 from $14.7 billion at December 31, 2014.
Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Client services	$3,549	$2,359	50.4%
Telephone	1,959	1,748	12.1
Data processing services	1,833	2,227	(17.7)
Postage and supplies	765	769	(0.5)
Dues and publications	585	497	17.7
Other	4,907	1,562	NM
Total other noninterest expense (1)	$13,598	$9,162	48.4

NM—Not meaningful

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Other noninterest expense was $13.6 million for the three months ended March 31, 2015, compared to $9.2 million for the comparable 2014 period. The increase of $4.4 million for the three month period was primarily due to a $1.1 million increase in client services, related to increased transaction processing volumes.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Net interest income (1)	$(35)	$(8)	NM
Noninterest income (1)	(66,895)	(202,138)	(66.9)
Noninterest expense (1)	5,463	3,321	64.5
Carried interest income (2)	4,701	15,420	(69.5)
Net income attributable to noncontrolling interests	$(56,766)	$(183,405)	(69.0)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $56.8 million for the first quarter of 2015, compared to $183.4 million for the comparable 2014 period. Net income attributable to noncontrolling interests of $56.8 million for the first quarter of 2015 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $63.6 million ($68.3 million excluding carried interest) primarily from gains of $44.2 million from our managed funds of funds and gains of $19.4 million from our managed direct venture funds primarily related to valuation increases. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net". The decrease of $10.7 million in carried interest income is primarily related to lower gains in our managed direct venture funds from FireEye; and

•	Noninterest expense of $5.5 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Income Taxes
Our effective income tax expense rate was 41.6 percent for the three months ended March 31, 2015, compared to 40.3 percent for the three months ended March 31, 2014. Results, and the related tax effect, for prior periods were revised to reflect the retrospective application of adopting new accounting guidance in 2015 related to our investments in qualified affordable housing projects (ASU 2014-01).
The components of our tax rate were consistent for both the first quarter of 2015 and 2014. The increase in our effective tax rate is primarily attributable to the unremitted earnings from the pending sale of SVBIF.
For prior periods, pursuant to ASU 2014-01, (i) amortization expense related to our low income housing tax credits was reclassified from Other noninterest expense to Income tax expense, (ii) additional amortization, net of the associated tax benefits, was recognized in Income tax expense as a result of our adoption of the proportional amortization method and (iii) net deferred tax assets, related to our low income housing tax investments, were written-off. The cumulative effect to retained earnings as of January 1, 2015 of adopting this guidance was a reduction of $4.7 million, inclusive of a $4.6 million reduction to retained earnings as of January 1, 2014. Our previously reported net income for the first quarter of 2014 decreased $0.4 million. This reduction had no impact on first quarter 2014 diluted earnings per share.
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach, which designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 11—”Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three months ended March 31, 2015 and 2014:

Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Net interest income	$203,755	$175,303	16.2%
Provision for loan losses	(6,460)	(807)	NM
Noninterest income	64,689	58,635	10.3
Noninterest expense	(136,282)	(120,706)	12.9
Income before income tax expense	$125,702	$112,425	11.8
Total average loans, net of unearned income	$12,729,630	$9,677,957	31.5
Total average assets	35,962,427	25,504,407	41.0
Total average deposits	32,472,827	22,877,819	41.9

NM—Not meaningful

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $125.7 million for the three months ended March 31, 2015, compared to $112.4 million for the comparable 2014 period. Income before income tax expense was primarily driven by higher net interest income due to strong average loan growth. The key components of GCB's performance for the three months ended March 31, 2015 compared to the comparable 2014 period are discussed below.
Net interest income from GCB increased by $28.5 million for the three months ended March 31, 2015, primarily due to a $15.3 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $17.6 million increase in the FTP earned for deposits due to strong average deposit growth. These increases were partially offset by a $3.3 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $6.5 million for the three months ended March 31, 2015, compared to $0.8 million for the comparable 2014 period. The provision of $6.5 million for the three months ended March 31, 2015 was primarily driven by an increase of $8.7 million in the reserve for impaired loans, primarily reflective of an increase in the reserve for a previously impaired loan, as well as $3.9 million for net charge-offs. These increases were offset by a $6.8 million decrease in the reserve due to the improvement of the credit quality of our performing loans.
The provision of $0.8 million for the three months ended March 31, 2014 was primarily attributable to net charge-offs, a decrease in our reserve for impaired loans due to repayments on impaired loan balances and improvement in the overall credit quality of gross performing loans.
Noninterest income increased by $6.1 million for the three months ended March 31, 2015, primarily related to higher credit card fees, lending related fees and deposit service charges. The increase in credit card fees reflects increased client utilization of our credit card products and custom payment solutions by new and existing clients. The increase in lending related fees is due to an increase in loan syndication fee income and an increase in unused commitment fees for the first quarter of 2015. The increase in deposit service charges is reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size.
Noninterest expense increased by $15.6 million for the three months ended March 31, 2015, primarily due to increases in compensation and benefits expenses related to our salaries and wages expenses. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at GCB, which increased by 162 to 1,532 FTEs for the three months ended March 31, 2015, compared to 1,370 FTEs for the comparable 2014 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. Higher expenses for FDIC and state assessments, and premises and equipment, also contributed to the increase in noninterest expense for the GCB segment. These increases were a result of the continued growth of the GCB segment, in which average assets increased $10.5 billion to $36.0 billion as of March 31, 2015.

SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Net interest income	$9,723	$6,892	41.1%
Reduction of loan losses	8	313	(97.4)
Noninterest income	397	274	44.9
Noninterest expense	(2,747)	(2,495)	10.1
Income before income tax expense	$7,381	$4,984	48.1
Total average loans, net of unearned income	$1,374,189	$1,049,901	30.9
Total average assets	1,921,554	967,873	98.5
Total average deposits	1,251,939	745,083	68.0

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net interest income from SVB Private Bank increased by $2.8 million for the three months ended March 31, 2015, primarily due to an increase in loan interest income resulting from an increase in average loan balances as well as an increase in the FTP earned for deposits due to strong average deposit growth.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2015	2014	% Change
Net interest (loss) income	$(24)	$14	NM
Noninterest income	21,141	37,672	(43.9)
Noninterest expense	(3,891)	(2,635)	47.7
Income before income tax expense	$17,226	$35,051	(50.9)
Total average assets	$269,982	$340,990	(20.8)

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
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
SVB Capital had noninterest income of $21.1 million for the three months ended March 31, 2015, compared to noninterest income of $37.7 million for the comparable 2014 period. The decrease in noninterest income was primarily due to a decrease in gains on investment securities compared to the first quarter of 2014. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $15.4 million for the three months ended March 31, 2015, compared to net gains of $34.3 million for the comparable 2014 period. The net gains on investment securities of $15.4 million for the three months ended March 31, 2015 were primarily driven by gains from distributions of investments, including the remaining shares of FireEye common stock, as well as unrealized valuation increases.

•
Fund management fees of $3.7 million compared to $2.8 million for the comparable 2014 period. The increase is primarily due to the addition of the Capital Partners III, LP fund in the second quarter of 2014 and the Strategic Investors Fund VII Funds in the first quarter of 2015.

Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $39.7 billion at March 31, 2015 compared to $39.3 billion at December 31, 2014, an increase of $0.4 billion, or 0.9 percent. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.3 billion at March 31, 2015, a decrease of $0.5 billion, or 27.2 percent, compared to $1.8 billion at December 31, 2014. The decrease in cash flows was primarily reflective of the increase of $0.6 billion in fixed income investment securities.
As of March 31, 2015 and December 31, 2014, $236 million and $861 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $460 million and $440 million, respectively.
Investment Securities
Investment securities totaled $23.3 billion at March 31, 2015, an increase of $0.6 billion, or 2.6 percent, compared to $22.7 billion at December 31, 2014. Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which primarily represent fixed income investments, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $0.6 billion was primarily in our fixed income securities portfolio with our non-marketable and other securities portfolio remaining relatively flat. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Period-end available-for-sale securities were $13.7 billion at March 31, 2015 compared to $13.5 billion at December 31, 2014, an increase of $0.2 billion, or 1.5 percent. The increase was due to purchases of new available-for-sale securities of $0.6 billion, which were entirely comprised of fixed-rate U.S. Treasury securities, partially offset by $0.4 billion in paydowns, scheduled maturities and called maturities. A decrease in market interest rates at period-end resulted in an increase in the fair value of our AFS securities portfolio of $87.1 million. The $87.1 million increase in fair value is reflected as a $51.9 million (net of tax) increase in accumulated other comprehensive income.
Securities classified as available-for-sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of shareholders equity.
Held-to-Maturity Securities
Period-end held-to-maturity securities were $7.8 billion at March 31, 2015 compared to $7.4 billion at December 31, 2014, an increase of $0.4 billion, or 5.3 percent. The increase was due to purchases of $0.7 billion, which were primarily comprised of Government National Mortgage Association ("GNMA") backed securities, partially offset by paydowns and maturities of $0.3 billion.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized as mentioned above.

Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At March 31, 2015 and December 31, 2014, our estimated fixed income securities portfolio duration was 2.7 years and 2.8 years, respectively.
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
Non-marketable and other securities were $1.7 billion at March 31, 2015 compared to $1.7 billion at December 31, 2014, a decrease of $21.3 million, or 1.2 percent. The decrease was primarily due to distributions received from funds in our managed funds of funds and distributions of investments from our managed direct venture funds, partially offset by capital calls made by our managed funds of funds and valuation increases in our managed funds of funds. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$1,195,303	$84,462	$1,130,882	$84,368
Other venture capital investments (2)	78,850	2,231	71,204	1,823
Other securities (fair value accounting) (3)	11,936	2,793	108,251	7,802
Non-marketable securities (equity method accounting):
Other investments	145,942	145,942	142,674	142,674
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	134,575	134,575	140,551	140,551
Other investments (4)	14,910	14,910	13,423	13,423
Investments in qualified affordable housing projects (4)	125,357	125,357	121,155	121,155
Total non-marketable and other securities	$1,706,873	$510,270	$1,728,140	$511,796

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$23,953	$3,009	$24,645	$3,096
SVB Strategic Investors Fund II, LP	89,219	7,647	97,250	8,336
SVB Strategic Investors Fund III, LP	257,539	15,120	269,821	15,841
SVB Strategic Investors Fund IV, LP	297,752	14,888	291,291	14,564
Strategic Investors Fund V Funds	260,292	405	226,111	350
Strategic Investors Fund VI Funds	127,721	—	89,605	—
Strategic Investors Fund VII Funds	2,212	—	—	—
SVB Capital Preferred Return Fund, LP	64,417	13,883	62,110	13,386
SVB Capital—NT Growth Partners, LP	64,078	21,719	61,973	21,006
SVB Capital Partners II, LP	346	17	302	15
Other private equity fund	7,774	7,774	7,774	7,774
Total venture capital and private equity fund investments	$1,195,303	$84,462	$1,130,882	$84,368

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$3,390	$363	$3,291	$352
SVB Capital Partners II, LP	27,215	1,382	20,481	1,040
Capital Partners III, LP	41,055	—	41,055	—
SVB Capital Shanghai Yangpu Venture Capital Fund	7,190	486	6,377	431
Total other venture capital investments	$78,850	$2,231	$71,204	$1,823

(3)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December 31, 2014, the amount primarily included total unrealized gains in one public company, FireEye. During the first quarter of 2015, our managed direct venture funds distributed the remaining 2.5 million FireEye Shares to their respective investors (including the Company), resulting in $15.9 million of realized gains on investment securities ($3.3 million net of noncontrolling interests but inclusive of the Company's carried interests). All distributed shares of FireEye common stock to the Company were sold during the first quarter of 2015 and as of March 31, 2015, we no longer hold any shares of FireEye common stock, either directly or through our managed direct venture funds.

(4)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Volcker Rule
As discussed in "Business - Supervision and Regulation" under Item 1 of Part I of our 2014 Form 10-K, the “Volcker Rule” under the Dodd-Frank Act restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. On December 10, 2013, the federal bank regulatory agencies, the SEC and the CFTC adopted final regulations implementing the Volcker Rule. The final regulations became effective on April 1, 2014, subject to a conformance timeline pursuant to which affected entities (referred to as "banking entities") are required to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule and the final regulations thereunder.

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
Under the final regulations, the Volcker Rule’s prohibitions and restrictions apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank. SVB Financial maintains investments in certain venture capital and private equity funds that it did not sponsor; maintains investments in sponsored-funds that exceed three percent of each such fund’s total ownership interests; and its aggregate investments in all covered funds may exceed three percent of its Tier 1 capital. SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds over time and to forego investment opportunities in certain funds in the future. SVB Financial is generally required by the final rules to come into conformance with the Volcker Rule’s requirements regarding covered funds by July 21, 2016 with respect to covered funds in which SVB Financial invested or SVB Financial sponsored as of December 31, 2013. The Federal Reserve Board has indicated that it intends to extend this conformance deadline to July 21, 2017. In addition, the Federal Reserve Board may extend the conformance deadline for up to an additional five years (until July 21, 2022) for investments that are considered illiquid. We intend to seek the maximum extensions (up to July 21, 2022) available to us. However, there is no guarantee that the Federal Reserve Board will grant any of these extensions.
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had, as of March 31, 2015, an aggregate carrying value of approximately $237 million (and an aggregate fair value of $339 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2014 Form 10-K.)

Loans
Loans, net of unearned income increased by $55.3 million to $14.4 billion at March 31, 2015, compared to $14.4 billion at December 31, 2014. Unearned income was $107.2 million at March 31, 2015 and $104.5 million at December 31, 2014. Total gross loans were $14.5 billion at March 31, 2015, an increase of $58.0 million, compared to $14.5 billion at December 31, 2014. Period-end loan growth came primarily from our life science and healthcare and consumer loans portfolios. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$4,913,747	33.8%	$4,996,246	34.5%
Hardware	1,076,625	7.4	1,140,494	7.9
Private equity/venture capital	4,547,637	31.2	4,621,299	31.9
Life science & healthcare	1,411,563	9.7	1,300,727	9.0
Premium wine	187,681	1.3	189,142	1.3
Other	291,513	2.0	236,519	1.6
Total commercial loans	12,428,766	85.4	12,484,427	86.2
Real estate secured loans:
Premium wine	613,786	4.2	607,507	4.2
Consumer	1,208,637	8.3	1,117,661	7.7
Other	39,763	0.3	39,983	0.3
Total real estate secured loans	1,862,186	12.8	1,765,151	12.2
Construction loans	85,906	0.6	78,851	0.5
Consumer loans	169,887	1.2	160,337	1.1
Total gross loans	$14,546,745	100.0	$14,488,766	100.0
Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of March 31, 2015:

	March 31, 2015
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,260,920	$710,163	$1,131,750	$949,232	$861,682	$4,913,747
Hardware	209,985	173,100	192,084	255,133	246,323	1,076,625
Private equity/venture capital	476,151	384,079	619,386	534,209	2,533,812	4,547,637
Life science & healthcare	343,139	248,020	343,008	256,166	221,230	1,411,563
Premium wine	82,062	28,110	49,627	27,882	—	187,681
Other	135,570	32,740	28,892	23,156	71,155	291,513
Commercial loans	2,507,827	1,576,212	2,364,747	2,045,778	3,934,202	12,428,766
Real estate secured loans:
Premium wine	157,425	165,439	210,831	80,091	—	613,786
Consumer	1,060,639	137,611	10,387	—	—	1,208,637
Other	—	5,980	11,250	22,533	—	39,763
Real estate secured loans	1,218,064	309,030	232,468	102,624	—	1,862,186
Construction loans	13,988	31,398	40,520	—	—	85,906
Consumer loans	71,443	16,868	18,576	20,000	43,000	169,887
Total gross loans	$3,811,322	$1,933,508	$2,656,311	$2,168,402	$3,977,202	$14,546,745

At March 31, 2015, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.1 billion, or 42.2 percent of our portfolio. These loans represented 167 clients, and of these loans, $27.5 million were on nonaccrual status as of March 31, 2015.

The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2014:

	December 31, 2014
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,214,082	$670,212	$1,174,410	$917,546	$1,019,996	$4,996,246
Hardware	204,513	226,135	240,039	146,826	322,981	1,140,494
Private equity/venture capital	426,985	445,677	677,568	568,743	2,502,326	4,621,299
Life science & healthcare	340,214	238,585	284,618	216,805	220,505	1,300,727
Premium wine (1)	77,409	38,413	45,222	28,098	—	189,142
Other	101,779	42,906	36,904	23,235	31,695	236,519
Commercial loans	2,364,982	1,661,928	2,458,761	1,901,253	4,097,503	12,484,427
Real estate secured loans:
Premium wine (1)	151,314	169,719	205,692	80,782	—	607,507
Consumer loans (2)	977,747	139,914	—	—	—	1,117,661
Other	—	6,000	11,250	22,733	—	39,983
Real estate secured loans	1,129,061	315,633	216,942	103,515	—	1,765,151
Construction loans	14,069	24,194	40,588	—	—	78,851
Consumer loans (2)	65,326	22,593	16,418	20,000	36,000	160,337
Total gross loans	$3,573,438	$2,024,348	$2,732,709	$2,024,768	$4,133,503	$14,488,766

At December 31, 2014, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.2 billion, or 42.5 percent of our portfolio. These loans represented 170 clients, and of these loans, $28 million were on nonaccrual status as of December 31, 2014.
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life science & healthcare loan portfolios includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 6.5 percent of total gross loans at March 31, 2015, compared to 7.9 percent at December 31, 2014. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalist firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At March 31, 2015, our lending to private equity/venture capital firms represented 31.2 percent of total gross loans, compared to 31.9 percent of total gross loans at December 31, 2014. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At March 31, 2015, sponsor-led buyout loans represented 12.8 percent of total gross loans, compared to 13.2 percent of total gross loans at December 31, 2014. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. However, these loans are typically highly-secured and therefore carry lower credit risk.
At March 31, 2015, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 6.5 percent and 3.1 percent, respectively, of total gross loans, compared to 7.1 percent and 3.8 percent, respectively, at December 31, 2014. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 34.9 percent and 10.5 percent of our outstanding total gross loan balances as of March 31, 2015 were to borrowers based in California and New York, respectively, compared to 34.5 percent and 9.6 percent as of December 31, 2014. Other than California and New York, there are no states with gross loan balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2014 Form 10-K.
Credit Quality Indicators
As of March 31, 2015, our criticized and impaired loans represented 5.6 percent of our total gross loans compared to 5.2 percent at December 31, 2014. A majority of our criticized loans are from our SVB Accelerator portfolio, serving our emerging or early stage clients. Loans to early stage clients make up 6.5 percent of our loan portfolio. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. This situation typically lasts a limited number of weeks and, in our experience, generally resolves itself with a subsequent round of venture funding. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	March 31, 2015	December 31, 2014
Gross nonperforming, past due, and restructured loans:
Impaired loans	$42,382	$38,137
Loans past due 90 days or more still accruing interest	3,099	1,302
Total nonperforming loans	45,481	39,439
OREO and other foreclosed assets	545	561
Total nonperforming assets	$46,026	$40,000
Performing TDRs	$5,809	$587
Nonperforming loans as a percentage of total gross loans	0.31%	0.27%
Nonperforming assets as a percentage of total assets	0.12	0.10
Allowance for loan losses	$167,875	$165,359
As a percentage of total gross loans	1.15%	1.14%
As a percentage of total gross nonperforming loans	369.11	419.28
Allowance for loan losses for impaired loans	$23,822	$15,051
As a percentage of total gross loans	0.16%	0.10%
As a percentage of total gross nonperforming loans	52.38	38.16
Allowance for loan losses for total gross performing loans	$144,053	$150,308
As a percentage of total gross loans	0.99%	1.04%
As a percentage of total gross performing loans	0.99	1.04
Total gross loans	$14,546,745	$14,488,766
Total gross performing loans	14,501,264	14,449,327
Reserve for unfunded credit commitments (1)	38,628	36,419
As a percentage of total unfunded credit commitments	0.25%	0.25%
Total unfunded credit commitments (2)	$15,485,514	$14,705,785

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans increased to 1.15 percent at March 31, 2015, compared to 1.14 percent at December 31, 2014. This increase was primarily driven by an increase in reserves for a previously impaired loan, partially offset by a lower reserve for our gross performing loan portfolio. Our reserve percentage for performing loans decreased to 0.99 percent at March 31, 2015, compared to 1.04 percent at December 31, 2014, reflective of the continued shift in the mix of our overall loan portfolio to our higher quality private equity/venture capital loan portfolio.
Our nonperforming loans were $45.5 million at March 31, 2015, compared to $39.4 million at December 31, 2014. Our impaired loan balance increased $4.3 million as a result of $9.3 million in new impaired loans, partially offset by $2.5 million in charge-offs and $2.5 million in repayments. The allowance for loan losses for impaired loans was $23.8 million at March 31, 2015, compared to $15.1 million at December 31, 2014.
Average impaired loans for the three months ended March 31, 2015 were $39.5 million compared to $35.7 million for the comparable 2014 period. If the impaired loans had not been impaired, $0.3 million in interest income would have been recorded for the three months ended March 31, 2015, compared to $0.4 million for the comparable 2014 period.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014	% Change
Derivative assets, gross (1)	$186,198	$157,990	17.9%
Foreign exchange spot contract assets, gross	265,135	51,972	NM
Accrued interest receivable	91,415	94,180	(2.9)
FHLB and Federal Reserve Bank stock	53,496	53,496	—
Accounts receivable	23,443	20,092	16.7
Deferred tax assets (2)	10,838	45,979	(76.4)
Other assets	132,446	131,580	0.7
Total accrued interest receivable and other assets	$762,971	$555,289	37.4

NM—Not meaningful

(1)	See “Derivatives” section below.

(2)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted during the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $213.2 million was primarily due to an overall increase in activity which included several large client trades at period-end.
Accrued Interest Receivable
The decrease of $2.8 million in accrued interest is primarily reflective of two fewer days in the first quarter of 2015 (compared to the fourth quarter of 2014).
Net Deferred Tax Assets
The decrease of $35.1 million in net deferred tax assets primarily relates to the increase in the fair value of our available-for-sale securities portfolio resulting from decreases in period-end market interest rates.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014	% Change
Assets:
Equity warrant assets	$124,456	$116,604	6.7%
Foreign exchange forward and option contracts	54,495	34,231	59.2
Interest rate swaps	4,340	4,609	(5.8)
Client interest rate derivatives	2,907	2,546	14.2
Total derivative assets	$186,198	$157,990	17.9
Liabilities:
Foreign exchange forward and option contracts	$(45,727)	$(28,363)	61.2
Client interest rate derivatives	(3,166)	(2,748)	15.2
Total derivative liabilities	$(48,893)	$(31,111)	57.2
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science & healthcare industries. At March 31, 2015, we held warrants in 1,525 companies, compared to 1,478 companies at December 31, 2014. Of the 1,525 companies, 25 companies made up approximately 40 percent of the fair value of the portfolio at March 31, 2015. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Balance, beginning of period	$116,604	$103,513
New equity warrant assets	2,487	4,079
Non-cash increases in fair value	16,527	7,058
Exercised equity warrant assets	(10,870)	(23,428)
Terminated equity warrant assets	(292)	(87)
Balance, end of period	$124,456	$91,135

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. As a result of cash collateral received, we did not have any net exposure for foreign exchange forward and foreign currency option contracts at March 31, 2015 and our net exposure at December 31, 2014 was $1.1 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 9- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Interest Rate Swaps
For information on our interest rate swaps, see Note 9–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.

Deposits
Deposits were $33.9 billion at March 31, 2015, a decrease of $0.4 billion, or 1.4 percent, compared to $34.3 billion at December 31, 2014. The overall decrease in deposit balances was primarily reflective of the increased utilization of off-balance sheet client investment funds by our clients at the end of the first quarter of 2015 contributing to a decrease of approximately $1.2 billion. This decrease was offset by $0.8 billion in period-end deposit growth primarily from our Accelerator/Early-stage clients resulting from continued venture capital funding activity during the first quarter of 2015. At March 31, 2015, 24.0 percent of our total deposits were interest-bearing deposits, compared to 28.4 percent at December 31, 2014.
At March 31, 2015, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $87.5 million, compared to $116.0 million at December 31, 2014. At March 31, 2015, $87.3 million of the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $77.8 million at March 31, 2015, compared to $7.8 million at December 31, 2014. The increase was due to a $60.0 million short-term advance from our FHLB line of credit and an increase of $10.0 million in collateral held from our counterparties in relation to exposures in our favor on outstanding derivative contracts.
Long-Term Debt
Our long-term debt was $802.9 million at March 31, 2015 and $453.4 million at December 31, 2014. The increase in our long-term debt was due to the issuance of 3.50% Senior Notes during the first quarter of 2015.
As of March 31, 2015, long-term debt included our 3.50% Senior Notes, 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 8–“Short-term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Other Liabilities
A summary of other liabilities at March 31, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014	% Change
Foreign exchange spot contract liabilities, gross	$342,096	$94,999	NM
Accrued compensation	46,227	120,841	(61.7)
Reserve for unfunded credit commitments	38,628	36,419	6.1
Derivative liabilities, gross (1)	48,893	31,111	57.2
Other	210,657	200,123	5.3
Total other liabilities	$686,501	$483,493	42.0

NM—Not meaningful

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $247.1 million was primarily due to an overall increase in activity which included several large client trades at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $74.6 million was primarily the result of 2014 incentive compensation payouts during the first quarter of 2015, partially offset by additional accruals for the three months ended March 31, 2015.
Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $38.6 million at March 31, 2015, compared to $36.4 million at December 31, 2014, due to a $780 million increase in unfunded credit commitments during the first quarter of 2015.

Noncontrolling Interests
Noncontrolling interests totaled $1.3 billion and $1.2 billion at March 31, 2015 and December 31, 2014, respectively. The increase was primarily due to net income attributable to noncontrolling interests of $56.8 million for the three months ended March 31, 2015, driven by gains on investment securities and carried interest of $44.2 million from our managed funds of funds and $19.4 million from our managed direct venture funds, partially offset by $5.5 million in non-interest expenses primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$15,219,210	$1,396,414	$15,008,982	$1,316,784
As a percentage of total assets	38.3%	3.5%	38.2%	3.3%
Liabilities carried at fair value	$48,893	$—	$31,111	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	90.8%	9.2%	91.2%	8.8%
Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital and private equity funds and direct equity investments in privately-held companies, and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted) and equity warrant assets (shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 14—“Fair Value of Financial Instruments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses (See “Risk Factors” set forth in our 2014 Form 10-K).
During the three months ended March 31, 2015, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $73.4 million (which is inclusive of noncontrolling interest), primarily due to valuation increases in underlying investments in our managed funds, as well as gains from liquidity events and distributions. During the three months ended March 31, 2014, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $240.2 million (which is inclusive of noncontrolling interest).
Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.

SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.0 billion at March 31, 2015, an increase of $0.2 billion, or 5.6 percent, compared to $2.8 billion at December 31, 2014. This increase was primarily due to net income of $89 million for the three months ended March 31, 2015. Additionally, the increase in the net balance of our accumulated other comprehensive income to $93 million from $43 million at December 31, 2014, was primarily driven by a $87 million increase in the fair value of our fixed income security portfolios ($52 million net of tax), which resulted from a decrease in the period-end market interest rates for the three months ended March 31, 2015.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various capital adequacy guidelines issued by the Federal Reserve Board and the California Department of Financial Institutions. To be classified as “adequately capitalized” under these capital guidelines, minimum ratios for (i) total risk-based capital, (ii) tier 1 risk-based capital, (iii) CET 1 risk-based capital and (iv) tier 1 leverage ratio for bank holding companies and banks are 8.0%, 6.0%, 4.5%and 4.0%, respectively.
To be classified as “well capitalized” under these capital guidelines, minimum ratios for total risk-based capital, tier 1 risk-based capital and CET 1 risk-based capital for bank holding companies and banks are 10.0%, 8.0% and 6.5%, respectively. Under the same capital adequacy guidelines, a well-capitalized state member bank must maintain a minimum tier 1 leverage ratio of 5.0%. There is no tier 1 leverage requirement for a holding company to be deemed well-capitalized.
Beginning in 2015, SVB Financial and the Bank are subject to a new regulatory capital measure called "Common Equity Tier 1" ("CET1") and a related regulatory capital ratio of CET 1 to risk-weighted assets implemented under "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2015 and December 31, 2014. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	March 31, 2015	December 31, 2014	Minimum ratio to be “Well Capitalized”	Minimum ratio to be “Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio (1)	12.21%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (2)	12.42	12.91	8.0	6.0
Total risk-based capital ratio (2)	13.38	13.92	10.0	8.0
Tier 1 leverage ratio (2)	7.71	7.74	N/A	4.0
Tangible common equity to tangible assets ratio (3)(4)(5)	7.49	7.15	N/A	N/A
Tangible common equity to risk-weighted assets ratio (3)(4)(5)	12.60	12.93	N/A	N/A
Bank:
CET 1 risk-based capital ratio (1)	12.36%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (2)	12.36	11.09	8.0	6.0
Total risk-based capital ratio (2)	13.35	12.12	10.0	8.0
Tier 1 leverage ratio (2)	7.43	6.64	5.0	4.0
Tangible common equity to tangible assets ratio (3)(4)(5)	7.60	6.38	N/A	N/A
Tangible common equity to risk-weighted assets ratio (3)(4)(5)	12.77	11.19	N/A	N/A

(1)
As of March 31, 2015, Common Equity Tier 1 ("CET 1") is a new ratio requirement under the Basel III Capital Rules and represents, common stock, plus related surplus and retained earnings, plus limited amounts of minority interest in the form of common stock, less certain regulatory deductions, divided by total risk-weighted assets.

(2)	Ratios as of March 31, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

(3)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(4)
The Federal Reserve Bank has not issued any minimum guidelines for the tangible common equity to tangible assets ratio or the tangible common equity to risk-weighted assets ratio. However, we believe these ratios provide meaningful supplemental information regarding our capital levels and are therefore provided above.

(5)
Prior period ratios have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Our total risk-based capital ratio and tier 1 capital ratio, for SVB Financial decreased compared to December 31, 2014, primarily reflective of the treatment of certain unused commitments and equity exposures under the new regulatory capital rules implementing the "Basel III" capital standards, which became effective January 1, 2015. For the Bank, our total risk-based capital, tier 1 capital, and leverage ratios as of March 31, 2015 increased compared to the same ratios as of December 31, 2014. This increase was a result of SVB Financial's contribution of capital to the Bank totaling $350 million, which was funded primarily by the net proceeds from the issuance of our 3.50% Senior Notes. The capital contribution from SVB Financial to the Bank provides continued support of our clients' growth. The increases in the Bank's ratios, resulting from the contribution, were partially offset by the impact of the new regulatory requirements discussed above. All of our capital ratios are above the levels to be considered “well capitalized" under banking regulations.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, this financial measure should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ending March 31, 2015 and December 31, 2014:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
GAAP SVBFG stockholders’ equity (1)	$2,971,637	$2,813,072	$2,886,173	$2,399,411
Tangible common equity (1)	$2,971,637	$2,813,072	$2,886,173	$2,399,411
GAAP Total assets (1)	$39,695,990	$39,339,950	$37,974,587	$37,607,973
Tangible assets (1)	$39,695,990	$39,339,950	$37,974,587	$37,607,973
Risk-weighted assets (2)	$23,576,724	$21,755,091	$22,602,065	$21,450,480
Tangible common equity to tangible assets (1)	7.49%	7.15%	7.60%	6.38%
Tangible common equity to risk-weighted assets (1) (2)	12.60	12.93	12.77	11.19

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Amounts and ratios as of March 31, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Amounts and ratios for prior periods represent the previous capital rules under Basel I.

The tangible common equity to tangible assets ratio increased for SVB Financial and the Bank due to increases in total equity. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
For SVB Financial, the tangible common equity to risk-weighted assets ratio decreased due to increases in risk-weighted assets, partially offset by increases in common equity, which primarily reflects the impact of the new regulatory requirements discussed above. For the Bank, the tangible common equity to risk-weighted assets ratio increased due to increases in tangible common equity, partially offset by increases in risk-weighted assets. These increases were a result of SVB Financial's contribution of capital to the Bank, partially offset by the impact of the new regulatory requirements discussed above.
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 in Item 1 “Business” under “Supervision and Regulation-Regulatory Capital”, in July 2013, the Federal Reserve Board, FDIC and OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules became effective for SVB Financial and the Bank in January 2015, with some rules being transitioned into full effectiveness over two to four years.  For comparative period-over-period purposes, we have published capital ratios for SVB Financial above as of March 31, 2015 using our historical methodology in our investor materials and this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2015.  Unlike the Bank, SVB Financial holds interests in funds which make its capital calculations more complex, both due to the new capital rules that became effective in January 2015 and to the application of GAAP, including ASU 2015-02, Consolidation (Topic 810), as described in Note 1 of the Notes to Consolidated Financial Statements.  SVB Financial is still confirming its capital ratios as of March 31, 2015 under these new rules. Subject to such confirmation, actual capital ratios (common equity tier 1, tier 1 capital, total risk based capital and tier 1 leverage ratios) for SVB Financial (but not for the Bank) may be lower within a preliminary estimated range of 0.50% to 1.25% each than those set forth above; however, SVB Financial expects that these ratios will still exceed minimum federal regulatory ratios for a “well-capitalized” institution as of March 31, 2015. SVB Financial currently intends to early adopt ASU 2015-02 during the second quarter of 2015, which would be expected to mitigate such impact.
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 12—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.
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
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 12—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives off the balance sheet which may impact deposit levels. At March 31, 2015, our period-end total deposit balances decreased by $0.4 billion to $33.9 billion, compared to $34.3 billion at December 31, 2014. The overall decrease in deposit balances was primarily reflective of the increased utilization of off-balance sheet client investment funds by our clients at the end of the first quarter of 2015 contributing to a decrease of approximately $1.2 billion. This decrease was offset by $0.8 billion in period-end deposit growth primarily from our Accelerator/Early-stage clients resulting from continued venture capital funding activity during the first quarter of 2015.
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

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2014 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2015 and 2014. For further details, see our "Interim Consolidated Statements of Cash Flows (Unaudited)" under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2015	2014
Average cash and cash equivalents	$1,815,098	$2,746,668
Percentage of total average assets	4.6%	9.9%
Net cash provided by operating activities	$47,616	$49,990
Net cash used for investing activities	(488,590)	(716,619)
Net cash (used for) provided by financing activities	(52,721)	2,990,314
Net (decrease) increase in cash and cash equivalents	$(493,695)	$2,323,685
Average cash and cash equivalents decreased by $0.9 billion, or 33.9 percent, to $1.8 billion for the three months ended March 31, 2015, compared to $2.7 billion for the comparable 2014 period. The decrease was primarily due to the deployment of cash into our fixed income investment portfolio and to fund our strong loan growth. Average investments increased by $8.9 billion to $21.1 billion for the three months ended March 31, 2015, compared to $12.2 billion for the comparable 2014 period. Average loans increased $3.2 billion to $14.0 billion for the three months ended March 31, 2015, compared to $10.8 billion for the comparable 2014 period.
Cash provided by operating activities was $48 million for the three months ended March 31, 2015, primarily reflective of net income before noncontrolling interests of $145 million and an increase in cash from unsettled client purchases of foreign exchange spot contracts of $34 million partially offset by non-cash net gains on investment securities of $83 million and incentive compensation payouts during the first quarter of 2015 of $75 million.
Cash used for investing activities of $489 million for the three months ended March 31, 2015 included $1.3 billion for purchases of fixed income securities, partially offset by $761 million from maturities and paydowns from our fixed income securities investments.
Cash used for financing activities was $53 million for the three months ended March 31, 2015, primarily reflective of a net decrease of $492 million in deposits and partially offset by $416 million in increased borrowing, primarily related to the net proceeds from the issuance of our 3.50% Senior Notes of approximately $346 million.
Cash and cash equivalents were $1.3 billion at March 31, 2015, compared to $3.9 billion at March 31, 2014.
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
The following table presents our EVE and NII sensitivity exposure at March 31, 2015 and December 31, 2014 related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
March 31, 2015:
+200	$6,170,314	$1,331,570	27.5%	$1,232,699	$223,812	22.2%
+100	5,509,774	671,030	13.9	1,115,237	106,350	10.5
—	4,838,744	—	—	1,008,887	—	—
-100	5,122,695	283,951	5.9	970,130	(38,757)	(3.8)
-200	5,168,953	330,209	6.8	949,883	(59,004)	(5.8)
December 31, 2014:
+200	$6,201,773	$1,237,900	24.9%	$1,242,321	$223,059	21.9%
+100	5,598,887	635,014	12.8	1,124,643	105,381	10.3
—	4,963,873	—	—	1,019,262	—	—
-100	4,927,749	(36,124)	(0.7)	979,982	(39,280)	(3.9)
-200	5,119,636	155,763	3.1	953,556	(65,706)	(6.4)
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
Our base case EVE at March 31, 2015 decreased from December 31, 2014 by $125 million, primarily caused by a flatter yield curve due to market conditions and the change in balance sheet mix. The flatter market yield curve negatively impacted the EVE by $183 million. The change in balance sheet mix had a positive impact of $58 million to our base. This net impact was reflective of a $602 million increase in fixed income investment securities, a $492 million decrease in deposits, and a $55 million increase in our period-end loan portfolio. This positive impact was offset by an increase of $419 million in borrowings, and a $488 million decrease in cash and cash equivalents. EVE sensitivity increased in the simulated upward interest rate movements due to a $1.1 billion increase in noninterest-bearing deposits. In the simulated downward interest rate movements, EVE sensitivity increased due to lower rates in the long-end of the yield curve reducing the down-rate shock effects for the noninterest-bearing deposits, while the positive impact from the loan and investment portfolios further increased EVE sensitivity.

12-Month Net Interest Income Simulation
Our estimated 12-month NII at March 31, 2015 decreased from December 31, 2014 by $10 million primarily due to the change in the balance sheet mix. The NII was impacted by the increase of $419 million in borrowings, the decrease of $488 million in cash and cash equivalents, and lower yields on loans. This impact was positively offset by the decrease in interest-bearing deposits by $1.6 billion and the increase in fixed income investment securities by $602 million. NII sensitivity remained flat in both the simulated upward and downward interest rate movements. In the simulated upward scenarios, the sensitivity remained approximately stable due to the relatively unchanged mix between fixed and variable assets at March 31, 2015 as compared to December 31, 2014. In the simulated downward scenarios, sensitivity remained flat for the loan and investment securities due to rates being at or near their floors in the current rate environment.
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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 15–“Legal Matters” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors set forth in our 2014 Form 10-K.
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

SVB Financial Group

Date: May 11, 2015	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 11, 2015	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.1	Officer's Certificate, dated as of January 29, 2015, relating to the 3.50% Senior Notes due 2025	8-K	000-15637	4.2	January 29, 2015
4.2	Form of 3.50% Senior Note due 2025	8-K	000-15637	4.3	January 29, 2015
10.1	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K	000-15637	10.2	January 9, 2015
10.2	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K	000-15637	10.3	January 9, 2015
10.3	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)	8-K	000-15637	10.4	January 9, 2015
10.4	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Performance-Based Vesting)	8-K	000-15637	10.5	January 9, 2015
10.5	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	8-K	000-15637	10.6	January 9, 2015
10.6	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan	8-K	000-15637	10.7	January 9, 2015
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement
**	Furnished herewith