Form 10-Q
period 2015-06-30
SVB FINANCIAL GROUP
filed 2015-08-07
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2015, 51,475,662 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share data)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$2,625,550	$1,796,062
Available-for-sale securities, at fair value (cost of $14,414,219 and $13,497,945, respectively)	14,495,759	13,540,655
Held-to-maturity securities, at cost (fair value of $7,730,811 and $7,415,656, respectively)	7,735,891	7,421,042
Non-marketable and other securities (1)	645,506	1,728,140
Total investment securities	22,877,156	22,689,837
Loans, net of unearned income	14,261,430	14,384,276
Allowance for loan losses	(192,644)	(165,359)
Net loans	14,068,786	14,218,917
Premises and equipment, net of accumulated depreciation and amortization	88,284	79,845
Accrued interest receivable and other assets (1)	576,342	555,289
Total assets	$40,236,118	$39,339,950
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$27,734,720	$24,583,682
Interest-bearing deposits	7,892,245	9,759,817
Total deposits	35,626,965	34,343,499
Short-term borrowings	2,537	7,781
Other liabilities	614,690	483,493
Long-term debt	802,454	453,443
Total liabilities	37,046,646	35,288,216
Commitments and contingencies (Note 13 and Note 16)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 51,461,496 shares and 50,924,925 shares outstanding, respectively	51	51
Additional paid-in capital	1,162,508	1,120,350
Retained earnings (1)	1,824,626	1,649,967
Accumulated other comprehensive income	63,917	42,704
Total SVBFG stockholders’ equity	3,051,102	2,813,072
Noncontrolling interests	138,370	1,238,662
Total equity	3,189,472	4,051,734
Total liabilities and total equity	$40,236,118	$39,339,950

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015 (2)	2014
Interest income:
Loans	$167,252	$147,680	$332,753	$295,852
Investment securities:
Taxable	84,613	63,424	165,887	117,844
Non-taxable	741	794	1,513	1,590
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,320	1,943	2,589	3,579
Total interest income	253,926	213,841	502,742	418,865
Interest expense:
Deposits	1,182	3,068	3,125	5,972
Borrowings	8,973	5,808	16,921	11,600
Total interest expense	10,155	8,876	20,046	17,572
Net interest income	243,771	204,965	482,696	401,293
Provision for loan losses	26,513	1,947	32,965	2,441
Net interest income after provision for loan losses	217,258	203,018	449,731	398,852
Noninterest income:
Gains (losses) on investment securities, net	24,975	(57,320)	58,238	166,592
Gains on derivative instruments, net	16,317	12,775	56,046	36,942
Foreign exchange fees	22,364	17,928	40,042	35,124
Credit card fees	14,215	10,249	26,305	20,531
Deposit service charges	11,301	9,611	22,037	19,218
Lending related fees	8,163	5,876	16,185	12,179
Letters of credit and standby letters of credit fees	4,772	2,810	9,974	6,950
Client investment fees	5,264	3,519	9,746	6,937
Other	18,916	8,762	11,238	19,962
Total noninterest income	126,287	14,210	249,811	324,435
Noninterest expense:
Compensation and benefits	124,915	99,820	240,685	202,327
Professional services	18,950	21,113	37,697	42,302
Premises and equipment	11,787	12,053	24,444	23,635
Business development and travel	9,764	9,249	20,876	19,443
Net occupancy	8,149	7,680	15,462	15,000
FDIC and state assessments	5,962	4,945	11,751	9,073
Correspondent bank fees	3,337	3,274	6,705	6,477
(Reduction of) provision for unfunded credit commitments	(3,061)	2,185	(798)	3,308
Other (1)	14,309	10,625	27,831	19,787
Total noninterest expense (1)	194,112	170,944	384,653	341,352
Income before income tax expense (1)	149,433	46,284	314,889	381,935
Income tax expense (1)	54,974	35,928	118,040	97,224
Net income before noncontrolling interests (1)	94,459	10,356	196,849	284,711
Net (income) loss attributable to noncontrolling interests	(8,316)	40,597	(22,190)	(142,808)
Net income available to common stockholders (1)	$86,143	$50,953	$174,659	$141,903
Earnings per common share—basic (1)	$1.68	$1.06	$3.42	$3.02
Earnings per common share—diluted	1.66	1.04	3.37	2.96

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Amounts for the six months ended June 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income before noncontrolling interests (1) (2)	$94,459	$10,356	$196,849	$284,711
Other comprehensive (loss) income, net of tax:
Change in cumulative translation gains:
Foreign currency translation gains	529	157	2,690	1,621
Related tax expense	(321)	(76)	(1,141)	(654)
Change in unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains	(45,541)	82,064	41,566	111,393
Related tax benefit (expense)	18,191	(33,203)	(17,024)	(45,008)
Reclassification adjustment for (gains) losses included in net income	(141)	16,480	(2,737)	16,421
Related tax expense (benefit)	57	(6,653)	1,105	(6,630)
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	36,653	—	36,653
Related tax expense	—	(14,756)	—	(14,756)
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(2,604)	—	(5,432)	—
Related tax benefit	1,047	—	2,186	—
Other comprehensive (loss) income, net of tax	(28,783)	80,666	21,213	99,040
Comprehensive income	65,676	91,022	218,062	383,751
Comprehensive (income) loss attributable to noncontrolling interests (2)	(8,316)	40,597	(22,190)	(142,808)
Comprehensive income attributable to SVBFG	$57,360	$131,619	$195,872	$240,943

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Amounts for the six months ended June 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2013 (As Reported)	45,800,418	$46	$624,256	$1,390,732	$(48,764)	$1,966,270	$1,113,058	$3,079,328
Cumulative effective of adopting ASU 2014-01 (1)	—	—	—	(4,635)	—	(4,635)	—	(4,635)
Balance at December 31, 2013 (As Revised)	45,800,418	$46	$624,256	$1,386,097	$(48,764)	$1,961,635	$1,113,058	$3,074,693
Common stock issued under employee benefit plans, net of restricted stock cancellations	379,026	—	8,127	—	—	8,127	—	8,127
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	6,164	—	—	6,164	—	6,164
Net income (1)	—	—	—	141,903	—	141,903	142,808	284,711
Capital calls and distributions, net	—	—	—	—	—	—	6,419	6,419
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	76,176	76,176	—	76,176
Cumulative-effect for unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	22,522	22,522	—	22,522
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(625)	(625)	—	(625)
Foreign currency translation adjustments, net of tax	—	—	—	—	967	967	—	967
Common stock issued in public offering	4,485,000	5	434,861	—	—	434,866	—	434,866
Share-based compensation expense	—	—	15,284	—	—	15,284	$—	15,284
Balance at June 30, 2014 (1)	50,695,206	$51	$1,092,582	$1,528,000	$50,276	$2,670,909	$1,262,285	$3,933,194
Balance at December 31, 2014 (1)	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	509,146	—	13,582	—	—	13,582	—	13,582
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	10,157	—	—	10,157	—	10,157
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(1,069,437)	(1,069,437)
Net income	—	—	—	174,659	—	174,659	22,190	196,849
Capital calls and distributions, net	—	—	—	—	—	—	(53,045)	(53,045)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	22,910	22,910	—	22,910
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(3,246)	(3,246)	—	(3,246)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,549	1,549	—	1,549
Share-based compensation expense	—	—	14,907	—	—	14,907	—	14,907
Balance at June 30, 2015	51,461,496	$51	$1,162,508	$1,824,626	$63,917	$3,051,102	$138,370	$3,189,472

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$196,849	$284,711
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,965	2,441
(Reduction of) provision for unfunded credit commitments	(798)	3,308
Changes in fair values of derivatives, net	(33,030)	14,566
Gains on investment securities, net	(58,238)	(166,592)
Depreciation and amortization (1)	19,753	19,181
Amortization of premiums and discounts on investment securities, net	9,662	14,419
Amortization of share-based compensation	15,986	14,765
Amortization of deferred loan fees	(43,194)	(39,071)
Pre-tax net gain on SVBIF sale transaction	(1,287)	—
Deferred income tax benefit	4,283	5,173
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	2,087	(11,326)
Accounts receivable and payable, net	(4,912)	(3,303)
Income tax payable and receivable, net (1)	4,881	5,176
Accrued compensation	(30,579)	(48,848)
Foreign exchange spot contracts, net	46,517	119,577
Other, net	44,489	3,912
Net cash provided by operating activities	205,434	218,089
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,711,333)	(6,045,269)
Proceeds from sales of available-for-sale securities	6,674	23,708
Proceeds from maturities and pay downs of available-for-sale securities	791,954	1,050,927
Purchases of held-to-maturity securities	(1,032,637)	(120,426)
Proceeds from maturities and pay downs of held-to-maturity securities	734,606	74,236
Purchases of non-marketable and other securities (cost and equity method accounting)	(12,875)	(30,354)
Proceeds from sales and distributions of non-marketable and other securities (cost and equity method accounting)	66,807	38,265
Purchases of non-marketable and other securities (fair value accounting)	(3,374)	(126,907)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	67,929	146,509
Net decrease (increase) in loans	146,753	(440,780)
Proceeds from recoveries of charged-off loans	4,541	2,933
Effect of deconsolidation of noncontrolling interest	15,995	—
Purchases of premises and equipment	(24,539)	(18,744)
Net proceeds from SVBIF sale transaction (2)	39,284	—
Net cash used for investing activities	(910,215)	(5,445,902)
Cash flows from financing activities:
Net increase in deposits	1,203,927	5,879,568
Decrease in short-term borrowings	(5,244)	(170)
Net (distributions to) capital contributions from noncontrolling interests	(53,045)	6,419
Tax benefit from stock exercises	10,157	6,164
Proceeds from issuance of common stock, ESPP, and ESOP	17,091	12,018
Net proceeds from public equity offering	—	434,866
Proceeds from issuance of 3.50% Senior Notes	346,431	—
Net cash provided by financing activities	1,519,317	6,338,865
Net increase in cash and cash equivalents	814,536	1,111,052
Cash and cash equivalents at beginning of period (1) (2)	1,811,014	1,538,779
Cash and cash equivalents at end of period (1)	$2,625,550	$2,649,831
Supplemental disclosures:
Cash paid during the period for:
Interest	$24,848	$17,535
Income taxes	93,439	75,057
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$22,910	$76,176
Distributions of stock from investments	23,806	11,080
Transfers from available-for-sale securities to held-to-maturity	—	5,418,572

(1)
Cash flows for the six months ended June 30, 2015 were revised to reflect the adoption of ASU 2015-02 as of January 1, 2015 and cash flows for the six months ended June 30, 2014 were revised to reflect the retrospective application of our adoption of ASU 2014-01.

(2)
Cash and cash equivalents at December 31, 2014 included $15.0 million recognized in assets held-for-sale in conjunction with the SVBIF Sale Transaction. On April 13, 2015 we received net proceeds of $39.3 million consisting of the sales price of $48.6 million less $9.3 million of cash and cash equivalents held by SVBIF that were sold.

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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).
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
Principles of Consolidation and Presentation
Prior to April 1, 2015, the Company’s consolidated financial statements included the accounts of SVB Financial Group and entities in which we had a controlling interest.  The determination of whether we had controlling interest was based on consolidation principles prescribed by ASC Topic 810 and whether the controlling interest in an entity was a voting interest entity or a variable interest entity (“VIE”). However, during the three months ended June 30, 2015, we early adopted the provisions of ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02)(see "Adoption of New Accounting Standards" below), which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. The new guidance eliminates the presumption that a general partner of a limited partnership arrangement should consolidate a limited partnership. The amendments to ASC Topic 810 in ASU 2015-02 modify the evaluation of whether limited partnerships and similar entities are VIEs or voting entities. With these changes, we determined that the majority of our investments in limited partnership arrangements are VIEs under the new guidance while these entities were typically voting interest entities under the prior guidance.
ASU 2015-02 provided a single model for evaluating VIE entities for consolidation. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. We assess VIEs to determine if we are the primary beneficiary of a VIE.  A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) power to direct the activities that most significantly impact the VIE’s economic performance, and (b) obligation to absorb losses or receive benefits of a VIE that could potentially be significant to a VIE. Under this analysis, we evaluate kick-out rights and other participating rights which could provide us a controlling financial interest. The primary beneficiary of a VIE is required to consolidate the VIE.
ASU 2015-02 also changed how we evaluate fees paid to managers of our limited partnership investments. Under the new guidance, we exclude those fee arrangements that are not deemed to be variable interests from the analysis of our interests in our investments in VIEs and the determination of a primary beneficiary, if any.
Our consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. We consolidate voting entities in which we have control through voting interests. We determine whether we have a controlling financial interest in a VIE by determining if we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and whether we have significant variable interests. Generally, we have significant variable interests if our commitments to a limited partnership investment represent a significant amount of the total commitments to the entity. We also evaluate the impact of related parties on our determination of variable interests in our consolidation conclusions. We consolidate VIEs in which we are the primary beneficiary based on a controlling financial interest. If we are not the primary beneficiary of a VIE, we record our pro-rata interests or our cost basis in the VIE, as appropriate, based on other accounting guidance within GAAP.
All significant intercompany accounts and transactions with consolidated entities have been eliminated. We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide.
Adoption of New Accounting Standards
In February 2015, the FASB issued a new accounting standard, ASU 2015-02, which amends the consolidation requirement for certain legal entities. As outlined above in "Principles of Consolidation and Presentation", we early adopted this guidance in the second quarter of 2015 using the modified retrospective method, which results in an effective date of adoption of January 1, 2015 and will not require the restatement of prior period results. The adoption of this guidance impacted our statement of financial position and results of operations, but had no impact on retained earnings, SVBFG stockholders' equity or net income as investments that were consolidated in previous reporting periods are now deconsolidated and no new investments were consolidated. Refer to Note 4—”Variable Interest Entities” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details regarding our assessment of the adoption of this guidance.
In May 2015, the FASB issued a new accounting standard (ASU 2015-07, Fair Value Measurement (Topic 820)), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The standard is required to be applied retrospectively to all periods presented. The guidance will be effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We early adopted this guidance in the second quarter of 2015. The adoption of this guidance impacts our fair value disclosures and has no impact on our financial position, results of operations or stockholders' equity.
In January 2014, the FASB issued a new accounting standard (ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects), which is effective for us for interim and annual reporting periods beginning after December 15, 2014. The standard is required to be applied retrospectively, with an adjustment to retained earnings in the earliest period presented. The ASU is applicable to our portfolio of low income housing tax credit ("LIHTC") partnership interests. We adopted this guidance in the first quarter of 2015.
For prior periods, pursuant to ASU 2014-01, (i) amortization expense related to our low income housing tax credits was reclassified from Other noninterest expense to Income tax expense, (ii) additional amortization, net of the associated tax benefits, was recognized in Income tax expense as a result of our adoption of the proportional amortization method and (iii) net deferred tax assets, related to our low income housing tax investments, were written-off. The cumulative effect to retained earnings as of January 1, 2015 of adopting this guidance was a reduction of $4.7 million, inclusive of a $4.6 million reduction to retained earnings as of January 1, 2014. Our previously reported net income and diluted earnings per share for the three and six months ending June 30, 2014 were not materially impacted by the adoption of ASU 2014-01.

Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This guidance will be effective on a retrospective basis beginning on January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or stockholders' equity.
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

Reclassifications
Certain prior period amounts, including amounts related to the adoption of ASU 2014-01 and ASU 2015-02, have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2015 and 2014:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Income Statement Location	2015	2014	2015	2014
Reclassification adjustment for (gains) losses included in net income	Gains (losses) on investment securities, net	$(141)	$16,480	$(2,737)	$16,421
Related tax expense (benefit)	Income tax expense	57	(6,653)	1,105	(6,630)
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(84)	$9,827	$(1,632)	$9,791

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income available to common stockholders (1)	$86,143	$50,953	$174,659	$141,903
Denominator:
Weighted average common shares outstanding-basic	51,268	48,168	51,139	47,025
Weighted average effect of dilutive securities:
Stock options and ESPP	410	569	420	601
Restricted stock units	198	308	229	361
Denominator for diluted calculation	51,876	49,045	51,788	47,987
Earnings per common share:
Basic (1)	$1.68	$1.06	$3.42	$3.02
Diluted	$1.66	$1.04	$3.37	$2.96

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2015	2014	2015	2014
Stock options	99	167	146	90
Restricted stock units	—	2	—	1
Total	99	169	146	91
3.Share-Based Compensation
For the three and six months ended June 30, 2015 and 2014, we recorded share-based compensation and related tax benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Share-based compensation expense	$8,215	$7,687	$15,986	$14,765
Income tax benefit related to share-based compensation expense	(2,692)	(2,515)	(5,330)	(4,675)
Unrecognized Compensation Expense
As of June 30, 2015, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$14,464	2.63
Restricted stock units	46,877	2.81
Total unrecognized share-based compensation expense	$61,341
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2014	1,394,888	$66.03
Granted	122,120	129.30
Exercised	(286,282)	51.34
Forfeited	(17,383)	86.09
Expired	(1,520)	48.76
Outstanding at June 30, 2015	1,211,823	75.61	4.22	$82,851,473
Vested and expected to vest at June 30, 2015	1,168,962	74.62	4.17	81,084,324
Exercisable at June 30, 2015	678,385	59.89	3.23	57,044,065
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $143.98 as of June 30, 2015. The total intrinsic value of options exercised during the three and six months ended June 30, 2015 was $11.6 million and $21.8 million, respectively, compared to $3.5 million and $10.7 million for the comparable 2014 periods.

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	614,666	$79.92
Granted	230,120	129.15
Vested	(208,257)	73.94
Forfeited	(15,638)	85.25
Nonvested at June 30, 2015	620,891	100.04

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of June 30, 2015:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs (1)	Maximum Exposure to Loss in Unconsolidated VIEs
June 30, 2015:
Assets:
Cash and cash equivalents	$22,203	$—	$—
Non-marketable and other securities (2)	200,695	340,972	340,972
Accrued interest receivable and other assets	659	—	—
Total assets	$223,557	$340,972	$340,972
Liabilities:
Other liabilities	282	—	—
Accrued expenses and other liabilities (2)	—	63,637	—
Total liabilities	$282	$63,637	$—

(1)
During the second quarter of 2015 we adopted ASU 2015-02 and certain previously consolidated VIEs are no longer included in our Consolidated Balance Sheet. We applied the accounting guidance as of the beginning of the fiscal year of adoption, January 1, 2015. Upon adoption, we deconsolidated 16 entities, which reduced our total assets and total equity (which includes total SVBFG stockholders' equity plus noncontrolling interests) by $1.1 billion and $1.2 billion, respectively, primarily as a result of the reduction of our non-marketable and other securities and noncontrolling interests, respectively. SVB Financial continues to consolidate its interest in five SVB Capital funds that meet the new consolidated criteria.

(2)	Included in our non-marketable and other securities portfolio are investments in qualified affordable housing projects of $122.5 million and related unfunded commitments of $63.6 million.
Non-marketable and other securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, debt funds, private and public portfolio companies and investments in qualified affordable housing projects. A majority of these investments are through third party funds held by SVB Financial in which we do not have controlling or significant variable interests. These investments represent our unconsolidated VIEs in the table above. Our non-marketable and other securities portfolio also includes investments from SVB Capital. SVB Capital is the venture capital investment arm of SVB Financial, which focuses primarily on funds management. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. We have a controlling and significant variable interest in five of these SVB Capital funds and consolidate these funds for financial reporting purposes.
All investments are generally nonredeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds, but are not obligated to fund commitments beyond our initial investment. For additional details, see Note 13—"Off-Balance Sheet Arrangements, Guarantees, and Other Commitments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
The Bank also has variable interests in low income housing tax credit funds that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE. We have not consolidated these investments in accordance with the new guidelines in ASU 2015-02. For additional information on our investments in qualified affordable housing projects see Note 6—“Investment Securities" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 of this report.
As of June 30, 2015, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $223.3 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $341.0 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Cash and due from banks (1)	$2,281,816	$1,694,329
Securities purchased under agreements to resell (2)	338,612	95,611
Other short-term investment securities	5,122	6,122
Total cash and cash equivalents	$2,625,550	$1,796,062

(1)
At June 30, 2015 and December 31, 2014, $1.4 billion and $861 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $557 million and $440 million, respectively.

(2)
At June 30, 2015 and December 31, 2014, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $345 million and $98 million, respectively. None of these securities received as collateral were sold or pledged as of June 30, 2015 or December 31, 2014.

6.	Investment Securities
Our investment securities portfolio consists of i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$8,952,703	$54,705	$(5,442)	$9,001,966
U.S. agency debentures	3,127,635	31,285	(3,967)	3,154,953
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,641,311	11,995	(10,713)	1,642,593
Agency-issued collateralized mortgage obligations—variable rate	687,418	4,892	(2)	692,308
Equity securities	5,152	165	(1,378)	3,939
Total available-for-sale securities	$14,414,219	$103,042	$(21,502)	$14,495,759

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$7,289,135	$17,524	$(4,386)	$7,302,273
U.S. agency debentures	3,540,055	30,478	(8,977)	$3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,884,450	14,851	(14,458)	1,884,843
Agency-issued collateralized mortgage obligations—variable rate	779,103	5,372	—	784,475
Equity securities	5,202	2,628	(322)	7,508
Total available-for-sale securities	$13,497,945	$70,853	$(28,143)	$13,540,655

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2015:

	June 30, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. treasury securities	$552,547	$(5,442)	$—	$—	$552,547	$(5,442)
U.S. agency debentures	511,643	(3,967)	—	—	511,643	(3,967)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	375,854	(1,213)	404,495	(9,500)	780,349	(10,713)
Agency-issued collateralized mortgage obligations—variable rate	933	(2)	—	—	933	(2)
Equity securities	2,719	(1,378)	—	—	2,719	(1,378)
Total temporarily impaired securities: (1)	$1,443,696	$(12,002)	$404,495	$(9,500)	$1,848,191	$(21,502)

(1)
As of June 30, 2015, we identified a total of 94 investments that were in unrealized loss positions, of which 17 investments totaling $404.5 million with unrealized losses of $9.5 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2015, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of June 30, 2015, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. treasury securities	$2,297,895	$(4,386)	$—	$—	$2,297,895	$(4,386)
U.S. agency debentures	249,266	(489)	507,385	(8,488)	756,651	(8,977)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	662,092	(3,104)	453,801	(11,354)	1,115,893	(14,458)
Equity securities	568	(322)	—	—	568	(322)
Total temporarily impaired securities (1):	$3,209,821	$(8,301)	$961,186	$(19,842)	$4,171,007	$(28,143)

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as available-for-sale as of June 30, 2015. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. treasury securities and U.S. Agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	June 30, 2015
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$9,001,966	1.07%	$400,332	0.32%	$7,866,030	1.14%	$735,604	0.75%	$—	—%
U.S. agency debentures	3,154,953	1.65	847,396	1.82	2,159,703	1.53	147,854	2.49	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,642,593	1.98	—	—	—	—	598,642	2.55	1,043,951	1.65
Agency-issued collateralized mortgage obligations - variable rate	692,308	0.71	—	—	—	—	—	—	692,308	0.71
Total	$14,491,820	1.28	$1,247,728	1.34	$10,025,733	1.22	$1,482,100	1.65	$1,736,259	1.28

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$488,185	$7,049	$(93)	$495,141
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,590,151	2,280	(4,829)	2,587,602
Agency-issued collateralized mortgage obligations—fixed rate	3,527,554	6,194	(18,767)	3,514,981
Agency-issued collateralized mortgage obligations—variable rate	117,109	285	(1)	117,393
Agency-issued commercial mortgage-backed securities	936,337	4,870	(1,235)	939,972
Municipal bonds and notes	76,555	8	(841)	75,722
Total held-to-maturity securities	$7,735,891	$20,686	$(25,766)	$7,730,811

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$405,899	$4,589	$(38)	$410,450
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,799,923	5,789	(2,320)	2,803,392
Agency-issued collateralized mortgage obligations—fixed rate	3,185,109	4,521	(14,885)	3,174,745
Agency-issued collateralized mortgage obligations—variable rate	131,580	371	—	131,951
Agency-issued commercial mortgage-backed securities	814,589	1,026	(3,800)	811,815
Municipal bonds and notes	83,942	18	(657)	83,303
Total held-to-maturity securities	$7,421,042	$16,314	$(21,700)	$7,415,656

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2015:

	June 30, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$15,024	$(93)	$—	$—	$15,024	$(93)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,049,518	(4,247)	21,869	(582)	1,071,387	(4,829)
Agency-issued collateralized mortgage obligations—fixed rate	2,418,601	(18,649)	10,441	(118)	2,429,042	(18,767)
Agency-issued collateralized mortgage obligations—variable rate	8,150	(1)	—	—	8,150	(1)
Agency-issued commercial mortgage-backed securities	218,784	(671)	107,974	(564)	326,758	(1,235)
Municipal bonds and notes	41,918	(355)	27,070	(486)	68,988	(841)
Total temporarily impaired securities (1):	$3,751,995	$(24,016)	$167,354	$(1,750)	$3,919,349	$(25,766)

(1)
As of June 30, 2015, we identified a total of 280 investments that were in unrealized loss positions, 52 of which have been in an impaired position for a period of time greater than 12 months. As of June 30, 2015, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of June 30, 2015, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of June 30, 2015. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35%. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. Agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	June 30, 2015
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$488,185	2.68%	$—	—%	$—	—%	$488,185	2.68%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,590,151	2.43	—	—	40,936	2.38	733,723	2.21	1,815,492	2.52
Agency-issued collateralized mortgage obligations - fixed rate	3,527,554	1.65	—	—	—	—	—	—	3,527,554	1.65
Agency-issued collateralized mortgage obligations - variable rate	117,109	0.65	—	—	—	—	—	—	117,109	0.65
Agency-issued commercial mortgage-backed securities	936,337	2.16	—	—	—	—	—	—	936,337	2.16
Municipal bonds and notes	76,555	6.04	3,544	5.50	29,733	5.92	36,791	6.14	6,487	6.34
Total	$7,735,891	2.07	$3,544	5.50	$70,669	3.87	$1,258,699	2.50	$6,402,979	1.96

Non-marketable and Other Securities
The components of our non-marketable and other investment securities portfolio at June 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Non-marketable and other securities (1):
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (2)	$156,730	$1,130,882
Other venture capital investments (3)	3,390	71,204
Other securities (fair value accounting) (4)	287	108,251
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	78,574	—
Debt funds	22,313	26,672
Other investments	118,406	116,002
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (6)	127,073	140,551
Other investments (7)	16,189	13,423
Investments in qualified affordable housing projects, net (7)	122,544	121,155
Total non-marketable and other securities	$645,506	$1,728,140

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” and Note 4— "Variable Interest Entities" of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details regarding our non-marketable and other securities.

(2)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and our ownership percentage of each fund at June 30, 2015 and December 31, 2014 (fair value accounting):

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$23,283	12.6%	$24,645	12.6%
SVB Strategic Investors Fund II, LP (i)	—	—	97,250	8.6
SVB Strategic Investors Fund III, LP (i)	—	—	269,821	5.9
SVB Strategic Investors Fund IV, LP (i)	—	—	291,291	5.0
Strategic Investors Fund V Funds (i)	—	—	226,111	Various
Strategic Investors Fund VI Funds (i)	—	—	89,605	—
SVB Capital Preferred Return Fund, LP	62,901	20.0	62,110	20.0
SVB Capital—NT Growth Partners, LP	63,728	33.0	61,973	33.0
SVB Capital Partners II, LP (i)	—	—	302	5.1
Other private equity fund (ii)	6,818	58.2	7,774	58.2
Total venture capital and private equity fund investments	$156,730		$1,130,882

(i)
Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(ii)
At June 30, 2015, we had a direct ownership interest of 41.5 percent in other private equity funds and an indirect ownership interest of 12.6 percent through our ownership interest of SVB Capital—NT Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of SVB Capital Preferred Return Fund, LP.

(3)
The following table shows the amounts of other venture capital investments held by the following funds and our ownership percentage of each fund at June 30, 2015 and December 31, 2014 (fair value accounting):

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$3,390	10.7%	$3,291	10.7%
SVB Capital Partners II, LP (i)	—	—	20,481	5.1
Capital Partners III, LP (i)	—	—	41,055	—
SVB Capital Shanghai Yangpu Venture Capital Fund (i)	—	—	6,377	6.8
Total other venture capital investments	$3,390		$71,204

(i)
Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting, within "Other venture capital and private equity fund investments". Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(4)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December 31, 2014, the amount primarily included total unrealized gains in one public company, FireEye, Inc. ("FireEye") that were realized during the first quarter of 2015. Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(5)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2015 and December 31, 2014 (equity method accounting):

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
SVB Strategic Investors Fund II, LP (i)	$11,516	8.6%	$—	—%
SVB Strategic Investors Fund III, LP (i)	23,945	5.9	—	—
SVB Strategic Investors Fund IV, LP (i)	25,465	5.0	—	—
Other venture capital and private equity fund investments (i)	17,648	Various	—	—
Total venture capital and private equity fund investments	78,574		—
Debt funds:
Gold Hill Capital 2008, LP (ii)	$18,730	15.5	$21,294	15.5
Other debt funds	3,583	Various	5,378	Various
Total debt funds	22,313		26,672
Other investments:
China Joint Venture investment	79,740	50.0	79,569	50.0
Other investments	38,666	Various	36,433	Various
Total other investments	$118,406		$116,002

(i)
Represents funds previously consolidated and reported under fair value accounting in (2) above prior to adoption of ASU 2015-02 during the second quarter of 2015. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(ii)	At June 30, 2015, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)
Represents investments in 273 and 281 funds (primarily venture capital funds) at June 30, 2015 and December 31, 2014, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $127 million and $236 million, respectively, as of June 30, 2015. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $141 million and $234 million, respectively, as of December 31, 2014.

(7)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Investments in qualified affordable housing projects, net	$122,544	$121,155
Accrued expenses and other liabilities	63,637	65,921

The following table presents other information relating to our investments in qualified affordable housing projects for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Tax credits and other tax benefits recognized	$3,214	$3,113	$6,427	$6,225
Amortization expense included in provision for income taxes (i)	2,741	2,347	5,538	4,725

(i)	All investments are amortized using the proportional amortization method and are included in provision for income taxes.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$235	$224	$2,925	$597
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	9,199	88,003	18,021	199,439
Other venture capital investments	—	1,973	183	4,555
Other securities (fair value accounting)	281	13,816	9,068	130,566
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	6,624	630	14,456	1,009
Debt funds	183	—	1,688	3,039
Other investments	—	2,484	865	2,708
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	10,644	1,762	15,477	5,065
Other investments	218	5,021	576	5,155
Total gross gains on investment securities	27,384	113,913	63,259	352,133
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(94)	(16,704)	(188)	(17,017)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(599)	(50,558)	(1,547)	(50,659)
Other venture capital investments	—	(1,297)	(52)	(2,041)
Other securities (fair value accounting)	(120)	(101,014)	(792)	(113,787)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(409)	(116)	(437)	(116)
Debt funds	—	(356)	(588)	(393)
Other investments	(1,010)	(584)	(1,010)	(759)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(174)	(353)	(398)	(509)
Other investments	(3)	(251)	(9)	(260)
Total gross losses on investment securities	(2,409)	(171,233)	(5,021)	(185,541)
Gains (losses) on investment securities, net	$24,975	$(57,320)	$58,238	$166,592

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
For the three months ended June 30, 2015 and 2014, includes OTTI losses of $0.2 million from the declines in value for 8 of the 273 investments and $0.3 million from the declines in value for 12 of the 282 investments, respectively. For the six months ended June 30, 2015 and 2014, includes OTTI losses of $0.3 million from the declines in value for 17 of the 273 investments and $0.4 million from the declines in value for 18 of the 282 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

7.	Loans and Allowance for Loan Losses
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
The composition of loans, net of unearned income of $110 million and $104 million at June 30, 2015 and December 31, 2014, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial loans:
Software and internet	$4,980,553	$4,954,676
Hardware	1,048,848	1,131,006
Private equity/venture capital	3,987,448	4,582,906
Life science & healthcare	1,475,568	1,289,904
Premium wine	190,997	187,568
Other	254,084	234,551
Total commercial loans	11,937,498	12,380,611
Real estate secured loans:
Premium wine (1)	632,410	606,753
Consumer loans (2)	1,340,316	1,118,115
Other	33,279	39,651
Total real estate secured loans	2,006,005	1,764,519
Construction loans	91,207	78,626
Consumer loans	226,720	160,520
Total loans, net of unearned income (3)	$14,261,430	$14,384,276

(1)	Included in our premium wine portfolio are gross construction loans of $109 million and $112 million at June 30, 2015 and December 31, 2014, respectively.

(2)	Consumer loans secured by real estate at June 30, 2015 and December 31, 2014 were comprised of the following:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Loans for personal residence	$1,124,238	$918,629
Loans to eligible employees	146,591	133,568
Home equity lines of credit	69,487	65,918
Consumer loans secured by real estate	$1,340,316	$1,118,115

(3)	Included within our total loan portfolio are credit card loans of $169 million and $131 million at June 30, 2015 and December 31, 2014, respectively.

Credit Quality
The composition of loans, net of unearned income of $110 million and $104 million at June 30, 2015 and December 31, 2014, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial loans:
Software and internet	$4,980,553	$4,954,676
Hardware	1,048,848	1,131,006
Private equity/venture capital	3,987,448	4,582,906
Life science & healthcare	1,475,568	1,289,904
Premium wine	823,407	794,321
Other	378,570	352,828
Total commercial loans	12,694,394	13,105,641
Consumer loans:
Real estate secured loans	1,340,316	1,118,115
Other consumer loans	226,720	160,520
Total consumer loans	1,567,036	1,278,635
Total loans, net of unearned income	$14,261,430	$14,384,276

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
June 30, 2015:
Commercial loans:
Software and internet	$6,012	$7,593	$47	$13,652	$4,922,953	$47
Hardware	764	3,317	—	4,081	1,051,998	—
Private equity/venture capital	18	—	—	18	4,023,814	—
Life science & healthcare	379	652	—	1,031	1,485,591	—
Premium wine	150	1,799	—	1,949	822,184	—
Other	—	38	—	38	376,320	—
Total commercial loans	7,323	13,399	47	20,769	12,682,860	47
Consumer loans:
Real estate secured loans	—	279	—	279	1,339,655	—
Other consumer loans	16	—	—	16	226,549	—
Total consumer loans	16	279	—	295	1,566,204	—
Total gross loans excluding impaired loans	7,339	13,678	47	21,064	14,249,064	47
Impaired loans	27,525	—	—	27,525	73,277	—
Total gross loans	$34,864	$13,678	$47	$48,589	$14,322,341	$47
December 31, 2014:
Commercial loans:
Software and internet	$10,989	$1,627	$52	$12,668	$4,950,291	$52
Hardware	13,424	126	—	13,550	1,124,423	—
Private equity/venture capital	40,773	—	—	40,773	4,580,526	—
Life science & healthcare	738	786	—	1,524	1,298,728	—
Premium wine	—	—	—	—	795,345	—
Other	178	3	—	181	354,939	—
Total commercial loans	66,102	2,542	52	68,696	13,104,252	52
Consumer loans:
Real estate secured loans	1,592	341	1,250	3,183	1,114,286	1,250
Other consumer loans	—	—	—	—	160,212	—
Total consumer loans	1,592	341	1,250	3,183	1,274,498	1,250
Total gross loans excluding impaired loans	67,694	2,883	1,302	71,879	14,378,750	1,302
Impaired loans	598	1,293	22,320	24,211	13,926	—
Total gross loans	$68,292	$4,176	$23,622	$96,090	$14,392,676	$1,302

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
June 30, 2015:
Commercial loans:
Software and internet	$89,471	$—	$89,471	$89,877
Hardware	2,357	—	2,357	2,385
Private equity/venture capital	—	—	—	—
Life science & healthcare	2,433	—	2,433	2,433
Premium wine	—	1,236	1,236	1,725
Other	5,066	—	5,066	5,195
Total commercial loans	99,327	1,236	100,563	101,615
Consumer loans:
Real estate secured loans	—	172	172	1,404
Other consumer loans	67	—	67	254
Total consumer loans	67	172	239	1,658
Total	$99,394	$1,408	$100,802	$103,273
December 31, 2014:
Commercial loans:
Software and internet	$33,287	$—	$33,287	$34,218
Hardware	1,403	1,118	2,521	2,535
Private equity/venture capital	—	—	—	—
Life science & healthcare	475	—	475	2,453
Premium wine	—	1,304	1,304	1,743
Other	233	—	233	233
Total commercial loans	35,398	2,422	37,820	41,182
Consumer loans:
Real estate secured loans	—	192	192	1,412
Other consumer loans	125	—	125	305
Total consumer loans	125	192	317	1,717
Total	$35,523	$2,614	$38,137	$42,899

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Average impaired loans:
Commercial loans:
Software and internet	$52,747	$15,742	$43,236	$15,210
Hardware	1,393	6,860	1,518	11,440
Life science & healthcare	1,993	552	1,197	787
Premium wine	1,239	1,398	1,261	1,415
Other	5,222	1,699	3,681	1,738
Total commercial loans	62,594	26,251	50,893	30,590
Consumer loans:
Real estate secured loans	183	224	189	231
Other consumer loans	76	374	82	431
Total consumer loans	259	598	271	662
Total average impaired loans	$62,853	$26,849	$51,164	$31,252
The following tables summarize the activity relating to our allowance for loan losses for the three and six months ended June 30, 2015 and 2014, broken out by portfolio segment:

Three months ended June 30, 2015 (dollars in thousands)	Beginning Balance March 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2015
Commercial loans:
Software and internet	$82,092	$(762)	$597	$24,801	$106,728
Hardware	21,258	(839)	1,881	(1,828)	20,472
Private equity/venture capital	30,837	—	—	(1,561)	29,276
Life science & healthcare	15,323	(2,994)	45	4,859	17,233
Premium wine	4,503	—	7	(101)	4,409
Other	6,151	(139)	460	(578)	5,894
Total commercial loans	160,164	(4,734)	2,990	25,592	184,012
Consumer loans	7,711	—	—	921	8,632
Total allowance for loan losses	$167,875	$(4,734)	$2,990	$26,513	$192,644

Three months ended June 30, 2014 (dollars in thousands)	Beginning Balance March 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2014
Commercial loans:
Software and internet	$55,241	$(4,015)	$119	$1,894	$53,239
Hardware	25,236	(412)	1,182	(1,226)	24,780
Private equity/venture capital	17,676	—	—	1,328	19,004
Life science & healthcare	11,474	(249)	190	(818)	10,597
Premium wine	3,737	—	19	(210)	3,546
Other	4,041	(1,706)	10	873	3,218
Total commercial loans	117,405	(6,382)	1,520	1,841	114,384
Consumer loans	6,137	—	101	106	6,344
Total allowance for loan losses	$123,542	$(6,382)	$1,621	$1,947	$120,728

Six months ended June 30, 2015 (dollars in thousands)	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2015
Commercial loans:
Software and internet	$80,981	$(2,165)	$1,044	$26,868	$106,728
Hardware	25,860	(4,049)	2,809	(4,148)	20,472
Private equity/venture capital	27,997	—	—	1,279	29,276
Life science & healthcare	15,208	(3,219)	79	5,165	17,233
Premium wine	4,473	—	7	(71)	4,409
Other	3,253	(788)	470	2,959	5,894
Total commercial loans	157,772	(10,221)	4,409	32,052	184,012
Consumer loans	7,587	—	132	913	8,632
Total allowance for loan losses	$165,359	$(10,221)	$4,541	$32,965	$192,644

Six months ended June 30, 2014 (dollars in thousands)	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance June 30, 2014
Commercial loans:
Software and internet	$64,084	$(12,025)	$233	$947	$53,239
Hardware	36,553	(12,587)	1,957	(1,143)	24,780
Private equity/venture capital	16,385	—	—	2,619	19,004
Life science & healthcare	11,926	(930)	288	(687)	10,597
Premium wine	3,914	—	238	(606)	3,546
Other	3,680	(1,990)	10	1,518	3,218
Total commercial loans	136,542	(27,532)	2,726	2,648	114,384
Consumer loans	6,344	—	207	(207)	6,344
Total allowance for loan losses	$142,886	$(27,532)	$2,933	$2,441	$120,728

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of June 30, 2015 and December 31, 2014, broken out by portfolio segment:

	June 30, 2015				December 31, 2014
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$46,169	$89,471	$60,559	$4,891,082	$13,695	$33,287	$67,286	$4,921,389
Hardware	481	2,357	19,991	1,046,491	1,133	2,521	24,727	1,128,485
Private equity/venture capital	—	—	29,276	3,987,448	—	—	27,997	4,582,906
Life science & healthcare	1,616	2,433	15,617	1,473,135	121	475	15,087	1,289,429
Premium wine	—	1,236	4,409	822,171	—	1,304	4,473	793,017
Other	2,532	5,066	3,362	373,504	71	233	3,182	352,595
Total commercial loans	50,798	100,563	133,214	12,593,831	15,020	37,820	142,752	13,067,821
Consumer loans	67	239	8,565	1,566,797	31	317	7,556	1,278,318
Total	$50,865	$100,802	$141,779	$14,160,628	$15,051	$38,137	$150,308	$14,346,139

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

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
June 30, 2015:
Commercial loans:
Software and internet	$4,459,368	$477,237	$89,471	$5,026,076
Hardware	920,574	135,505	2,357	1,058,436
Private equity/venture capital	4,019,826	4,006	—	4,023,832
Life science & healthcare	1,375,174	111,448	2,433	1,489,055
Premium wine	806,346	17,787	1,236	825,369
Other	365,538	10,820	5,066	381,424
Total commercial loans	11,946,826	756,803	100,563	12,804,192
Consumer loans:
Real estate secured loans	1,329,834	10,100	172	1,340,106
Other consumer loans	222,397	4,168	67	226,632
Total consumer loans	1,552,231	14,268	239	1,566,738
Total gross loans	$13,499,057	$771,071	$100,802	$14,370,930
December 31, 2014:
Commercial loans:
Software and internet	$4,611,253	$351,706	$33,287	$4,996,246
Hardware	945,998	191,975	2,521	1,140,494
Private equity/venture capital	4,615,231	6,068	—	4,621,299
Life science & healthcare	1,165,266	134,986	475	1,300,727
Premium wine	774,962	20,383	1,304	796,649
Other	346,153	8,967	233	355,353
Total commercial loans	12,458,863	714,085	37,820	13,210,768
Consumer loans:
Real estate secured loans	1,112,396	5,073	192	1,117,661
Other consumer loans	158,162	2,050	125	160,337
Total consumer loans	1,270,558	7,123	317	1,277,998
Total gross loans	$13,729,421	$721,208	$38,137	$14,488,766
TDRs
As of June 30, 2015 we had seven TDRs with a total carrying value of $33.9 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were less than $0.1 million of unfunded commitments available for funding to the clients associated with these TDRs as of June 30, 2015. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Loans modified in TDRs:
Commercial loans:
Software and internet	$30,214	$3,784
Hardware	2,413	1,118
Premium wine	1,236	1,891
Other	—	233
Total commercial loans	33,863	7,026
Consumer loans:
Other consumer loans	33	125
Total consumer loans	33	125
Total	$33,896	$7,151
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Loans modified in TDRs during the period:
Commercial loans:
Software and internet	$27,525	$455	$27,525	$12,816
Hardware	—	—	2,040	—
Premium wine	—	—	—	641
Total loans modified in TDRs during the period (1)	$27,525	$455	$29,565	$13,457

(1)	There were no partial charge-offs on loans classified as TDRs during the three and six months ended June 30, 2015 or June 31, 2014.
During the three and six months ended June 30, 2015, new TDRs of $27.5 million and $29.6 million were modified through payment deferrals granted to our clients.
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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software and internet	$27,525	$236	$27,525	$236
Total TDRs modified within the previous 12 months that defaulted in the period	$27,525	$236	$27,525	$236
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of June 30, 2015.

8.	Disposal - Assets Held-for-Sale
At December 31, 2014, we had assets held-for-sale of $44.3 million related to our agreement to sell all of the outstanding capital stock of the Bank’s subsidiary, SVB India Finance Private Limited, a non-banking financial company in India (“SVBIF”) to Temasek, a Singapore investment company. The sale was completed on April 13, 2015 and no held-for-sale operations remain at June 30, 2015.

9.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at June 30, 2015 and December 31, 2014:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at June 30, 2015	June 30, 2015	December 31, 2014
Short-term borrowings:
Other short-term borrowings	(1)	$2,537	$2,537	$7,781
Total short-term borrowings			$2,537	$7,781
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$349,716	$—
5.375% Senior Notes	September 15, 2020	350,000	348,554	348,436
6.05% Subordinated Notes (2)	June 1, 2017	45,964	49,426	50,162
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,758	54,845
Total long-term debt			$802,454	$453,443

(1)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

(2)
At June 30, 2015 and December 31, 2014, included in the carrying value of our 6.05% Subordinated Notes was an interest rate swap valued at $3.8 million and 4.6 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to long-term debt was $9.0 million and $16.9 million for the three and six months ended June 30, 2015, and $5.8 million and $11.6 million for the three and six months ended June 30, 2014. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of June 30, 2015 was 0.10 percent.
3.50% Senior Notes
On January 29, 2015, the Company issued $350 million of 3.50% Senior Notes due in January 2025 (“3.50% Senior Notes”). We received net proceeds from this offering of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at June 30, 2015 was $349.7 million, which is reflective of a $0.3 million discount.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2015, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at June 30, 2015 totaled $1.3 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2015 totaled $950 million, all of which was unused and available to support additional borrowings.

10.	Derivative Financial Instruments
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
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2-“Summary of Significant Accounting Policies" under Part II, Item 8 of our 2014 Form 10-K.
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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2015 and December 31, 2014 were as follows:

		June 30, 2015				December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$3,828	$—	$3,828	$45,964	$4,609	$2,970	$1,639
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	121,987	419	—	419	200,957	5,050	2,441	2,609
Foreign exchange forwards	Other liabilities	2,224	(444)	—	(444)	6,226	(489)	—	(489)
Net exposure			(25)	—	(25)		4,561	2,441	2,120
Other derivative instruments:
Equity warrant assets	Other assets	203,103	122,504	—	122,504	197,878	116,604	—	116,604
Other derivatives:
Client foreign exchange forwards	Other assets	831,111	32,802	2,537	30,265	801,487	28,954	2,370	26,584
Client foreign exchange forwards	Other liabilities	716,529	(29,819)	—	(29,819)	774,355	(27,647)	—	(27,647)
Client foreign currency options	Other assets	41,917	765	—	765	34,926	227	—	227
Client foreign currency options	Other liabilities	41,917	(765)	—	(765)	34,926	(227)	—	(227)
Client interest rate derivatives	Other assets	370,799	2,087	—	2,087	387,410	2,546	—	2,546
Client interest rate derivatives	Other liabilities	370,799	(2,247)	—	(2,247)	387,410	(2,748)	—	(2,748)
Net exposure			2,823	2,537	286		1,105	2,370	(1,265)
Net			$129,130	$2,537	$126,593		$126,879	$7,781	$119,098

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2015 remain at investment grade or higher and there were no material changes in their credit ratings during the three and six months ended June 30, 2015.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2015 and 2014 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$634	$638	$1,272	$1,277
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(11)	(13)	(14)	(25)
Net gains associated with interest rate risk derivatives		$623	$625	$1,258	$1,252
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of foreign currency instruments	Other noninterest income	$8,306	$(685)	$(11,853)	$293
(Losses) gains on internal foreign exchange forward contracts, net	Net gains on derivative instruments	(8,174)	538	11,844	(491)
Net losses associated with currency risk		$132	$(147)	$(9)	$(198)
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$23,616	$12,329	$43,894	$37,702
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$787	$170	$280	$472
Net losses on other derivatives (1)	Net gains on derivative instruments	$99	$(249)	$42	$(716)

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of June 30, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015
Derivative Assets:
Interest rate swaps	$3,828	$—	$3,828	$(3,828)	$—	$—
Foreign exchange forwards	33,221	—	33,221	(21,778)	(2,537)	8,906
Foreign currency options	861	(96)	765	(751)	—	14
Client interest rate derivatives	2,087	—	2,087	(2,087)	—	—
Total derivative assets:	39,997	(96)	39,901	(28,444)	(2,537)	8,920
Reverse repurchase, securities borrowing, and similar arrangements	338,612	—	338,612	(338,612)	—	—
Total	$378,609	$(96)	$378,513	$(367,056)	$(2,537)	$8,920
December 31, 2014
Derivative Assets:
Interest rate swaps	$4,609	$—	$4,609	$(1,639)	$(2,970)	$—
Foreign exchange forwards	34,004	—	34,004	(17,843)	(4,811)	11,350
Foreign currency options	501	(274)	227	(144)	—	83
Client interest rate derivatives	2,546	—	2,546	(2,546)	—	—
Total derivative assets:	41,660	(274)	41,386	(22,172)	(7,781)	11,433
Reverse repurchase, securities borrowing, and similar arrangements	95,611	—	95,611	(95,611)	—	—
Total	$137,271	$(274)	$136,997	$(117,783)	$(7,781)	$11,433
The following table summarizes our liabilities subject to enforceable master netting arrangements as of June 30, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2015
Derivative Liabilities:
Foreign exchange forwards	$30,263	$—	$30,263	$(13,705)	$—	$16,558
Foreign currency options	861	(96)	765	(14)	—	751
Client interest rate derivatives	2,247	—	2,247	(2,247)	—	—
Total derivative liabilities:	33,371	(96)	33,275	(15,966)	—	17,309
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$33,371	$(96)	$33,275	$(15,966)	$—	$17,309
December 31, 2014
Derivative Liabilities:
Foreign exchange forwards	$28,136	$—	$28,136	$(16,808)	$—	$11,328
Foreign currency options	501	(274)	227	(83)	—	144
Client interest rate derivatives	2,748	—	2,748	(2,748)	—	—
Total derivative liabilities:	31,385	(274)	31,111	(19,639)	—	11,472
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$31,385	$(274)	$31,111	$(19,639)	$—	$11,472

11.	Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Fund management fees	$3,861	$3,559	$7,583	$6,314
Service-based fee income	2,413	2,252	4,519	4,279
Gains (losses) on revaluation of foreign currency instruments (1)	8,306	(685)	(11,853)	293
Other (2) (3)	4,336	3,636	10,989	9,076
Total other noninterest income	$18,916	$8,762	$11,238	$19,962

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

(3)
Amount for the six months ended June 30, 2015 has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

A summary of other noninterest expense for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Lending and other client related processing costs	$3,704	$2,586	$7,253	$4,945
Telephone	2,544	1,538	4,503	3,286
Data processing services	1,358	2,041	3,191	4,268
Postage and supplies	727	716	1,492	1,485
Dues and publications	697	636	1,282	1,133
Other (1)	5,279	3,108	10,110	4,670
Total other noninterest expense (2)	$14,309	$10,625	$27,831	$19,787

(1)
Amount for the six months ended June 30, 2015 has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(2)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

12.	Segment Reporting
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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three and six months ended June 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended June 30, 2015
Net interest income	$203,945	$11,109	$1	$28,716	$243,771
Provision for loan losses	(25,592)	(921)	—	—	(26,513)
Noninterest income	66,031	595	19,909	39,752	126,287
Noninterest expense (3)	(143,459)	(3,139)	(3,704)	(43,810)	(194,112)
Income before income tax expense (4)	$100,925	$7,644	$16,206	$24,658	$149,433
Total average loans, net of unearned income	$12,824,661	$1,542,046	$—	$(45,832)	$14,320,875
Total average assets (5)	37,544,170	2,216,622	330,016	(642,785)	39,448,023
Total average deposits	33,714,023	1,084,632	—	157,412	34,956,067
Three months ended June 30, 2014
Net interest income	$178,046	$9,293	$29	$17,597	$204,965
Provision for loan losses	(1,841)	(106)	—	—	(1,947)
Noninterest income	53,027	356	(3,119)	(36,054)	14,210
Noninterest expense (3)	(121,827)	(2,640)	(3,144)	(43,333)	(170,944)
Income before income tax expense (4)	$107,405	$6,903	$(6,234)	$(61,790)	$46,284
Total average loans, net of unearned income	$9,874,780	$1,119,503	$—	$86,319	$11,080,602
Total average assets (5)	29,214,978	986,392	342,924	1,201,336	31,745,630
Total average deposits	26,323,795	791,261	—	62,069	27,177,125
Six months ended June 30, 2015
Net interest income	$407,753	$20,832	$2	$54,109	$482,696
Provision for loan losses	(32,052)	(913)	—	—	(32,965)
Noninterest income	130,720	992	40,587	77,512	249,811
Noninterest expense (3)	(279,741)	(5,886)	(7,190)	(91,836)	(384,653)
Income before income tax expense (4)	$226,680	$15,025	$33,399	$39,785	$314,889
Total average loans, net of unearned income	$12,777,409	$1,458,581	$—	$(50,657)	$14,185,333
Total average assets (5)	36,813,121	2,069,903	335,690	(378,506)	38,840,208
Total average deposits	33,096,854	1,167,823	—	147,496	34,412,173
Six months ended June 30, 2014
Net interest income	$353,349	$16,185	$43	$31,716	$401,293
(Provision for) reduction of loan losses	(2,648)	207	—	—	(2,441)
Noninterest income	111,662	630	34,553	177,590	324,435
Noninterest expense (3)	(242,533)	(5,135)	(5,779)	(87,905)	(341,352)
Income before income tax expense (4)	$219,830	$11,887	$28,817	$121,401	$381,935
Total average loans, net of unearned income	$9,776,913	$1,084,894	$—	$63,200	$10,925,007
Total average assets (5)	27,403,905	975,740	342,451	1,045,525	29,767,621
Total average deposits	24,610,326	768,300	—	57,831	25,436,457

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

(3)
The Global Commercial Bank segment includes direct depreciation and amortization of $4.6 million and $5.1 million for the three months June 30, 2015 and 2014, respectively, and $9.7 million and $10.0 million for the six months ended June 30, 2015 and 2014, respectively.

(4)
The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

(5)
Total average assets equal the greater of total average assets or the sum of total average liabilities and total average stockholders’ equity for each segment which contributes to the negative balances reported in "Other Items" to reconcile the results to the consolidated financial statements prepared in conformity with GAAP.

13.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
In the normal course of business we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve credit risk to varying degrees. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,618,035	$1,591,408
Variable interest rate commitments	12,873,716	11,860,039
Total loan commitments available for funding	14,491,751	13,451,447
Commercial and standby letters of credit (2)	1,316,458	1,254,338
Total unfunded credit commitments	$15,808,209	$14,705,785
Commitments unavailable for funding (3)	$2,269,117	$1,868,489
Maximum lending limits for accounts receivable factoring arrangements (4)	1,029,131	1,044,548
Reserve for unfunded credit commitments (5)	35,617	36,419

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at June 30, 2015. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,176,681	$68,629	$1,245,310	$1,245,310
Performance standby letters of credit	47,756	11,790	59,546	59,546
Commercial letters of credit	11,602	—	11,602	11,602
Total	$1,236,039	$80,419	$1,316,458	$1,316,458

Deferred fees related to financial and performance standby letters of credit were $8.6 million at June 30, 2015 and $8.4 million at December 31, 2014. At June 30, 2015, collateral in the form of cash of $537.3 million and available-for-sale securities of $1.2 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at June 30, 2015:

Our Ownership in Venture Capital and Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	935	—	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,275	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V Funds	515	178	Various
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Debt funds	73,807	—	Various
Other fund investments (3)	301,011	18,439	Various
Total	$487,703	$25,727

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 276 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(4)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Item 1 of Part I of our 2014 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2015:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Capital Preferred Return Fund, LP	4,673
SVB Capital—NT Growth Partners, LP	3,949
Other private equity fund	77
Total	$10,949

14.	Income Taxes
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
At June 30, 2015, our unrecognized tax benefit was $3.2 million, the recognition of which would reduce our income tax expense by $2.1 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and six months ended June 30, 2015.

15.	Fair Value of Financial Instruments
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
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20% for certain warrants that have lock-up restrictions or other features that indicate a discount to fair value is warranted. As a lock-up term nears, and other sale restrictions are lifted, discounts are adjusted downward to 0 percent once all restrictions expire or are removed.
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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2015
Assets
Available-for-sale securities:
U.S. treasury securities	$9,001,966	$—	$—	$9,001,966
U.S. agency debentures	—	3,154,953	—	3,154,953
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,642,593	—	1,642,593
Agency-issued collateralized mortgage obligations - variable rate	—	692,308	—	692,308
Equity securities	1,753	2,186	—	3,939
Total available-for-sale securities	9,003,719	5,492,040	—	14,495,759
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	156,730
Other venture capital investments	—	—	3,390	3,390
Other securities	287	—	—	287
Total non-marketable and other securities (fair value accounting)	287	—	3,390	160,407
Other assets:
Interest rate swaps	—	3,828	—	3,828
Foreign exchange forward and option contracts	—	33,986	—	33,986
Equity warrant assets	—	2,467	120,037	122,504
Client interest rate derivatives	—	2,087	—	2,087
Total assets (2)	$9,004,006	$5,534,408	$123,427	$14,818,571
Liabilities
Foreign exchange forward and option contracts	$—	$31,028	$—	$31,028
Client interest rate derivatives	—	2,247	—	2,247
Total liabilities	$—	$33,275	$—	$33,275

(1)
In accordance with the accounting standard (ASU 2015-07, Fair Value Measurement (Topic 820)), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Included in Level 1 and Level 3 assets are $0.2 million and $3 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Assets
Available-for-sale securities:
U.S. treasury securities	$7,302,273	$—	$—	$7,302,273
U.S. agency debentures	—	3,561,556	—	3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,884,843	—	1,884,843
Agency-issued collateralized mortgage obligations - variable rate	—	784,475	—	784,475
Equity securities	4,290	3,218	—	7,508
Total available-for-sale securities	7,306,563	6,234,092	—	13,540,655
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	1,130,882
Other venture capital investments	—	—	71,204	71,204
Other securities	108,251	—	—	108,251
Total non-marketable and other securities (fair value accounting)	108,251	—	71,204	1,310,337
Other assets:
Interest rate swaps	—	4,609	—	4,609
Foreign exchange forward and option contracts	—	34,231	—	34,231
Equity warrant assets	—	1,906	114,698	116,604
Client interest rate derivatives	—	2,546	—	2,546
Total assets (2)	$7,414,814	$6,277,384	$185,902	$15,008,982
Liabilities
Foreign exchange forward and option contracts	$—	$28,363	$—	$28,363
Client interest rate derivatives	—	2,748	—	2,748
Total liabilities	$—	$31,111	$—	$31,111

(1)
In accordance with the accounting standard (ASU 2015-07, Fair Value Measurement (Topic 820)), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Included in Level 1 and Level 3 assets are $100 million and $69 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (3)	$3,390	$—	$—	$—	$—	$—	$—	$3,390
Total non-marketable and other securities (fair value accounting) (1)	3,390	—	—	—	—	—	—	3,390
Other assets:
Equity warrant assets (2)	122,261	23,249	—	(27,393)	2,467	344	(891)	120,037
Total assets	$125,651	$23,249	$—	$(27,393)	$2,467	$344	$(891)	$123,427
Three months ended June 30, 2014
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$28,306	$676	$15,826	$(925)	$—	$(10)	$(126)	$43,747
Other securities (fair value accounting)	362,487	1,616	—	—	—	—	(358,295)	5,808
Total non-marketable and other securities (fair value accounting) (1)	390,793	2,292	15,826	(925)	—	(10)	(358,421)	49,555
Other assets:
Equity warrant assets (2)	87,642	13,141	—	(16,644)	2,749	583	(320)	87,151
Total assets	$478,435	$15,433	$15,826	$(17,569)	$2,749	$573	$(358,741)	$136,706
Six months ended June 30, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (3)	$3,291	$131	$—	$(32)	$—	$—	$—	$3,390
Total non-marketable and other securities (fair value accounting) (1)	3,291	131	—	(32)	—	—	—	3,390
Other assets:
Equity warrant assets (2)	114,698	43,333	—	(42,158)	4,550	748	(1,134)	120,037
Total assets	$117,989	$43,464	$—	$(42,190)	$4,550	$748	$(1,134)	$123,427
Six months ended June 30, 2014
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$32,839	$2,514	$16,496	$(4,439)	$—	$(3,537)	$(126)	$43,747
Other securities (fair value accounting)	319,249	104,310	—	(46,840)	—	3,417	(374,328)	5,808
Total non-marketable and other securities (fair value accounting) (1)	352,088	106,824	16,496	(51,279)	—	(120)	(374,454)	49,555
Other assets:
Equity warrant assets (2)	99,891	37,519	—	(56,637)	6,166	1,209	(997)	87,151
Total assets	$451,979	$144,343	$16,496	$(107,916)	$6,166	$1,089	$(375,451)	$136,706

(1)	Realized and unrealized gains (losses) are recorded in the line items “gains on investment securities, net” a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.

(3)	Beginning balance was adjusted to conform with our adoption of the new accounting standard (ASU 2015-02), Amendments to the Consolidation Analysis (Topic 820).

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Non-marketable and other securities (fair value accounting):
Other venture capital investments	53	1,324	141	1,310
Other securities	—	1,615	—	80,583
Total non-marketable and other securities (fair value accounting) (1)	53	2,939	141	81,893
Other assets:
Equity warrant assets (2)	6,437	9,578	14,809	11,971
Total unrealized gains, net	$6,490	$12,517	$14,950	$93,864
Unrealized gains attributable to noncontrolling interests	$1,297	$38,791	$1,385	$148,151

(1)	Unrealized gains (losses) are recorded in the line items “gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2015 and December 31, 2014. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
June 30, 2015:
Other venture capital investments (fair value accounting)	$3,390	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	4,440	Modified Black-Scholes option pricing model	Volatility	38.4%
			Risk-Free interest rate	1.9%
			Sales restrictions discount (2)	18.5%
Equity warrant assets (private portfolio)	115,597	Modified Black-Scholes option pricing model	Volatility	37.9%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	17.8%
			Remaining life assumption (4)	45.0%
December 31, 2014:
Other venture capital investments (fair value accounting)	$71,204	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,681	Modified Black-Scholes option pricing model	Volatility	42.6%
			Risk-Free interest rate	1.7%
			Sales restrictions discount (2)	17.8%
Equity warrant assets (private portfolio)	113,017	Modified Black-Scholes option pricing model	Volatility	38.3%
			Risk-Free interest rate	0.9%
			Marketability discount (3)	20.0%
			Remaining life assumption (4)	45.0%

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

(2)
We adjust quoted market prices of public companies, which are subject to certain sales restrictions. Sales restriction discounts generally range from 10% to 20% depending on the duration of the sales restrictions, which typically range from 3 to 6 months.

(3)
Our marketability discount is applied to all private company warrants to account for a general lack of liquidity due to the private nature of the associated underlying company. The quantitative measure used is based upon various option-pricing models. On a quarterly basis, a sensitivity analysis is performed on our marketability discount.

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At June 30, 2015, the weighted average contractual remaining term was 5.79 years, compared to our estimated remaining life of 2.60 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and six months ended June 30, 2015 and 2014, we did not have any material transfers between Level 2 and Level 1. We did not have any transfers from Level 3 to Level 1 for the six months ended June 30, 2015. Transfers from Level 3 to Level 1 for the six months ended June 30, 2014 included $374.5 million as a result of the expiration of lock-up and other restrictions on certain of our other securities.
All other transfers from Level 3 to Level 2 for the three and six months ended June 30, 2015 and 2014 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Non-Marketable Securities (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in our joint venture bank in China. At this time, the carrying value of our investment in our joint venture bank in China is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example March 31st, for our June 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at June 30, 2015 and December 31, 2014. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2015 and December 31, 2014:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
June 30, 2015:
Financial assets:
Cash and cash equivalents	$2,625,550	$2,625,550	$2,625,550	$—	$—
Held-to-maturity securities	7,735,891	7,730,811	—	7,730,811	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	111,890	114,598	—	—	114,598
Non-marketable securities (cost and equity method) accounting measured at net asset value (1)	250,665	360,814	—	—	—
Net commercial loans	12,510,382	12,633,349	—	—	12,633,349
Net consumer loans	1,558,404	1,524,375	—	—	1,524,375
FHLB and Federal Reserve Bank stock	46,116	46,116	—	—	46,116
Accrued interest receivable	97,158	97,158	—	97,158	—
Financial liabilities:
Other short-term borrowings	2,537	2,537	2,537	—	—
Non-maturity deposits (2)	35,559,302	35,559,302	35,559,302	—	—
Time deposits	67,663	67,622	—	67,622	—
3.50% Senior Notes	349,716	336,462	—	336,462	—
5.375% Senior Notes	348,554	390,838	—	390,838	—
6.05% Subordinated Notes (3)	49,426	52,340	—	52,340	—
7.0% Junior Subordinated Debentures	54,758	53,093	—	53,093	—
Accrued interest payable	12,096	12,096	—	12,096	—
Off-balance sheet financial assets:
Commitments to extend credit	—	29,717	—	—	29,717
December 31, 2014:
Financial assets:
Cash and cash equivalents	$1,796,062	$1,796,062	$1,796,062	$—	$—
Held-to-maturity securities	7,421,042	7,415,656	—	7,415,656	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	108,221	107,451	—	—	107,451
Non-marketable securities (cost and equity method) accounting measured at net asset value (1)	188,427	283,119	—	—	—
Net commercial loans	12,947,869	13,082,487	—	—	13,082,487
Net consumer loans	1,271,048	1,247,336	—	—	1,247,336
FHLB and Federal Reserve Bank stock	53,496	53,496	—	—	53,496
Accrued interest receivable	94,180	94,180	—	94,180	—
Financial liabilities:
Other short-term borrowings	7,781	7,781	7,781	—	—
Non-maturity deposits (2)	34,215,372	34,215,372	34,215,372	—	—
Time deposits	128,127	128,107	—	128,107	—
5.375% Senior Notes	348,436	392,616	—	392,616	—
6.05% Subordinated Notes (3)	50,162	53,537	—	53,537	—
7.0% Junior Subordinated Debentures	54,845	52,990	—	52,990	—
Accrued interest payable	6,998	6,998	—	6,998	—
Off-balance sheet financial assets:
Commitments to extend credit	—	29,097	—	—	29,097

(1)
In accordance with the accounting standard (ASU 2015-07, Fair Value Measurement (Topic 820)), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(3)
At June 30, 2015 and December 31, 2014, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $3.8 million and $4.6 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2015:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$156,730	$156,730	$10,949
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	78,574	78,574	4,990
Debt funds (2)	22,313	23,504	—
Other investments (2)	22,705	22,705	886
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	127,073	236,031	11,151
Total	$407,395	$517,544	$27,976

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science & healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $112 million and $8 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

(2)
Venture capital and private equity fund investments, debt funds, and other fund investments within non-marketable securities (equity and cost method accounting) include funds that invest in or lend money to primarily U.S. and global technology and life science & healthcare companies. It is estimated that we will receive distributions from the funds over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds.

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

17.	Related Parties
During the six months ended June 30, 2015, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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

▪	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions

▪	Forecasts of private equity/venture capital funding and investment levels

▪	Forecasts of future interest rates, economic performance, and income from investments

▪	Forecasts of expected levels of provisions for loan losses, nonperforming loans, loan growth and client funds

▪	Descriptions of assumptions underlying or relating to any of the foregoing
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
Reclassifications
Certain prior period amounts, including amounts related to the adoption of ASU 2014-01 and ASU 2015-02, have been reclassified to conform to current period presentations.
Management’s Overview of Second Quarter 2015 Performance
Overall, we had a solid second quarter in 2015, which was reflective of continued growth in total client funds, tempered average loan growth, higher core fee income, solid venture capital investment and warrant gains and the solid credit quality of our loan portfolio despite an increase in our loan loss provision and levels of nonperforming loans. We continued to perform well as a result of our focus on innovation companies and their investors, continued positive business conditions for our clients and our efforts to secure client relationships. We had net income available to common stockholders of $86.1 million and diluted EPS of $1.66 for the second quarter of 2015. This compares to net income of $51.0 million and diluted EPS of $1.04 in the second quarter of 2014. In the second quarter of 2015, we experienced solid growth in net interest income as a result of the increase in interest earned from our fixed income investment and loan portfolios. These increases are reflective of an increase in average loans of $3.2 billion and average investments of $6.2 billion, driven by our significant deposit growth. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, also significantly increased, reflecting growth from our existing and new clients. Noninterest expense increased $23.2 million primarily from increases in compensation and benefits.
Second quarter 2015 results (compared to the second quarter 2014, where applicable) included:

▪
Continued strong growth in our lending business with average loan balances of $14.3 billion, an increase of $3.2 billion, or 29.2 percent. Period-end loan balances were $14.3 billion, an increase of $2.9 billion, or 25.7 percent.

▪
Average investment securities, excluding non-marketable and other securities, of $21.4 billion, an increase of $6.2 billion, or 41.1 percent. Period-end investment securities, excluding non-marketable and other securities, of $22.2 billion, an increase of $5.1 billion, or 29.7 percent.

▪	Average deposit balances of $35.0 billion, an increase of $7.8 billion, or 28.6 percent. Period-end deposit balances of $35.6 billion, an increase of $7.3 billion, or 25.7 percent.

▪
Average total client funds (comprised of on-balance sheet deposits and off-balance sheet client investment funds) were $72.8 billion, an increase of $15.5 billion, or 27.0 percent. Period-end total client funds were $75.7 billion, an increase of $17.0 billion, or 28.9 percent.

▪
Net interest income (fully taxable equivalent basis) of $244.2 million, an increase of $38.8 million, or 18.9 percent, primarily due to an increase in interest income from fixed income investment securities and loans, attributable to growth in average investment and loan balances of $6.2 billion and $3.2 billion, respectively, driven by the average deposit growth mentioned above.

▪
Net interest margin of 2.58 percent, compared to 2.79 percent, primarily due to a 67 basis point decrease in the overall yield of our loan portfolio and an 10 basis point decrease in our fixed income investment portfolio yield. These decreases are primarily a result of the shift in the mix of our overall loan portfolio into higher credit quality, lower yielding loans, the overall low rate market environment and increased competition in the marketplace.

▪
Provision for loan losses of $26.5 million, compared to $1.9 million. The provision of $26.5 million was primarily driven by an increase of $27.1 million in the reserve for impaired loans and $1.7 million in net charge-offs, offset by a $2.4 million reduction due to the decrease in period-end loan balances.

▪
Non-GAAP core fee income (deposit service charges, letters of credit fees, credit card fees, lending related fees, client investment fees, and foreign exchange fees) of $66.1 million, an increase of $16.1 million, or 32.2 percent, primarily reflective of increased client utilization resulting in increased foreign exchange and credit card fee income. (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income").

▪
Net gains on investment securities of $25.0 million, compared to net losses of $57.3 million. [Non-GAAP net gains on investment securities, net of noncontrolling interests were $15.9 million, compared to net losses of $22.1 million (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income—Gains on Investment Securities, Net").] Net gains, net of noncontrolling interests, were primarily driven by $9.5 million gains from our strategic and other investments, reflective of strong distributions from our strategic venture capital fund investments and gains of $5.4 million from our managed fund of funds, primarily related to unrealized valuation adjustments. In the second quarter of 2014, we had losses associated with our FireEye related investments. Specifically, we had losses on investment securities related to FireEye of $98.9 million ($30.4 million net of noncontrolling interests) primarily from unrealized losses due to the decreased valuation of the remaining FireEye shares held by our managed direct venture funds during the second quarter of 2014. (See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net").

▪
Net gains on equity warrant assets of $23.6 million, an increase of $11.3 million, or 91.5 percent, compared to $12.3 million. The gains of $23.6 million included $13.9 million in realized gains relating to one company in our public company warrant portfolio.

▪
Noninterest expense of $194.1 million, an increase of $23.2 million, or 13.6 percent. This increase was primarily driven by a $25.1 million increase in compensation and benefits. The increase in compensation and benefits is primarily due to increased incentive compensation as well as an increase in warrant incentive plan expenses, which is reflective of our solid performance in the second quarter of 2015 and our current expectation that we will exceed our internal performance targets for 2015. In addition, salaries and wages contributed to the increase in compensation and benefits as a result of an increase in average FTEs. Average FTEs increased by 10.8 percent to 1,959 for the three months ended June 30, 2015, compared to 1,768 FTEs for the comparable 2014 period.

A summary of our performance for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data, employees and ratios)	2015	2014	% Change		2015	2014	% Change

Diluted earnings per common share (1)	$1.66	$1.04	59.6%		$3.37	$2.96	13.9%
Net income available to common stockholders (1)	86,143	50,953	69.1		174,659	141,903	23.1
Net interest income	243,771	204,965	18.9		482,696	401,293	20.3
Net interest margin	2.58%	2.79%	(21)	bps	2.61%	2.95%	(34)	bps
Provision for loan losses	$26,513	$1,947	NM		$32,965	$2,441	NM
Noninterest income (2)	126,287	14,210	NM		249,811	324,435	(23.0)%
Noninterest expense (1) (2)	194,112	170,944	13.6%		384,653	341,352	12.7
Non-GAAP core fee income (3)	66,079	49,993	32.2		124,289	100,939	23.1
Non-GAAP noninterest income, net of noncontrolling interests (1) (2) (3)	117,731	49,535	137.7		227,091	173,042	31.2
Non-GAAP noninterest expense, net of noncontrolling interests (1) (2) (4)	193,870	165,677	17.0		384,119	332,764	15.4
Balance Sheet:
Average available-for-sale securities	$13,797,718	$13,397,265	3.0%		$13,685,091	$12,826,267	6.7%
Average held-to-maturity securities (5)	7,639,790	1,793,698	NM		7,604,966	901,804	NM
Average loans, net of unearned income (2)	14,320,875	11,080,602	29.2		14,185,333	10,925,007	29.8
Average noninterest-bearing demand deposits (2)	26,723,333	19,472,542	37.2		25,952,670	18,183,692	42.7
Average interest-bearing deposits	8,232,734	7,704,583	6.9		8,459,503	7,252,765	16.6
Average total deposits	34,956,067	27,177,125	28.6		34,412,173	25,436,457	35.3
Earnings Ratios:
Return on average assets (annualized) (1) (2) (6)	0.88%	0.64%	37.5%		0.91%	0.96%	(5.2)%
Return on average SVBFG stockholders’ equity (annualized) (1) (7)	11.40	8.52	33.8		11.87	12.72	(6.7)
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.34%	1.06%	28	bps	1.34%	1.06%	28	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	0.99	1.02	(3)		0.99	1.02	(3)
Gross loan charge-offs as a % of average total gross loans (annualized)	0.13	0.23	(10)		0.14	0.50	(36)
Net loan charge-offs as a % of average total gross loans (annualized)	0.05	0.17	(12)		0.08	0.45	(37)
Capital Ratios:
CET 1 risk-based capital ratio (8)	12.54%	—%	—	bps	12.54%	—%	—	bps
Tier 1 risk-based capital ratio (8)	13.15	14.42	(127)		13.15	14.42	(127)
Total risk-based capital ratio (8)	14.15	15.36	(121)		14.15	15.36	(121)
Tier 1 leverage ratio (8)	7.95	8.74	(79)		7.95	8.74	(79)
Tangible common equity to tangible assets (1) (9)	7.58	8.02	(44)		7.58	8.02	(44)
Tangible common equity to risk-weighted assets (1) (8) (9)	12.81	14.49	(168)		12.81	14.49	(168)
Bank CET 1 risk-based capital ratio (8)	12.87	—	—		12.87	—	—
Bank tier 1 risk-based capital ratio (8)	12.87	12.45	42		12.87	12.45	42
Bank total risk-based capital ratio (8)	13.93	13.41	52		13.93	13.41	52
Bank tier 1 leverage ratio (8)	7.39	7.51	(12)		7.39	7.51	(12)
Bank tangible common equity to tangible assets (1) (9)	7.40	7.21	19		7.40	7.21	19
Bank tangible common equity to risk-weighted assets (1) (8) (9)	13.16	12.62	54		13.16	12.62	54
Other Ratios:
GAAP operating efficiency ratio (1) (10)	52.45%	77.99%	(32.7)%		52.51%	47.04%	11.6%
Non-GAAP operating efficiency ratio (1) (3)	53.57	64.99	(17.6)		54.06	57.85	(6.6)
Book value per common share (1) (11)	$59.29	$52.69	12.5		$59.29	$52.69	12.5
Other Statistics:
Average full-time equivalent employees	1,959	1,768	10.8%		1,957	1,751	11.8%
Period-end full-time equivalent employees	1,964	1,786	10.0		1,964	1,786	10.0

NM - Not meaningful

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Effective January 1, 2015, we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02); amounts prior to the adoption have not been revised. See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(3)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(4)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(5)	Effective June 1, 2014, we re-designated securities with a carrying value of $5.4 billion from available-for-sale to held-to-maturity.

(6)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(7)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(8)
Ratios as of June 30, 2015 reflect the adoption of the rules implementing the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act ("Basel III Capital Rules") in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

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
There have been no other significant changes during the six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2014 Form 10-K.
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

	2015 Compared to 2014			2015 Compared to 2014
	Three months ended June 30, increase (decrease) due to change in			Six months ended June 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$(671)	$48	$(623)	$(1,472)	$482	$(990)
Fixed income investment portfolio (taxable)	20,417	772	21,189	48,657	(614)	48,043
Fixed income investment portfolio (non-taxable)	(28)	(52)	(80)	(3)	(114)	(117)
Loans, net of unearned income	37,843	(18,271)	19,572	76,479	(39,578)	36,901
Increase (decrease) in interest income, net	57,561	(17,503)	40,058	123,661	(39,824)	83,837
Interest expense:
NOW deposits	16	(123)	(107)	56	(175)	(119)
Money market deposits	103	(1,755)	(1,652)	421	(2,953)	(2,532)
Money market deposits in foreign offices	(2)	(18)	(20)	—	(46)	(46)
Time deposits	(23)	(31)	(54)	(55)	(39)	(94)
Sweep deposits in foreign offices	(17)	(36)	(53)	30	(86)	(56)
Total increase (decrease) in deposits expense	77	(1,963)	(1,886)	452	(3,299)	(2,847)
Short-term borrowings	13	—	13	25	—	25
3.50% Senior Notes	3,137	—	3,137	5,263	—	5,263
5.375% Senior Notes	2	5	7	6	8	14
Junior Subordinated Debentures	(2)	(13)	(15)	(5)	(17)	(22)
6.05% Subordinated Notes	(4)	27	23	(9)	50	41
Total increase in borrowings expense	3,146	19	3,165	5,280	41	5,321
Increase (decrease) in interest expense, net	3,223	(1,944)	1,279	5,732	(3,258)	2,474
Increase (decrease) in net interest income	$54,338	$(15,559)	$38,779	$117,929	$(36,566)	$81,363
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended June 30, 2015 and 2014
Net interest income increased by $38.8 million to $244.2 million for the three months ended June 30, 2015, compared to $205.4 million for the comparable 2014 period. Overall, we saw an increase in our net interest income primarily from increased interest earned on our fixed income investments reflective of higher average fixed income investment balances due to our strong deposit growth, as well as from an increase in average loan balances. These increases were partially offset by a shift in the mix of our private equity/venture capital and Private Bank loans. Our loan yields were also impacted by the overall low market rate environment and continued competition in the marketplace.
The main factors affecting interest income and interest expense for the three months ended June 30, 2015, compared to the comparable 2014 period are discussed below:

•	Interest income for the three months ended June 30, 2015 increased by $40.1 million primarily due to:

◦
A $21.1 million increase in interest income on investment securities to $85.8 million for the three months ended June 30, 2015, compared to $64.6 million for the comparable 2014 period. The increase was reflective of an increase in average investment securities balances of $6.2 billion as a result of deposit growth, as well as through reinvestments of maturing fixed income investments.

◦
A $19.6 million increase in interest income on loans to $167.3 million for the three months ended June 30, 2015, compared to $147.7 million for the comparable 2014 period. This increase was reflective of an increase in average loan balances of $3.2 billion, partially offset by a decrease in both gross loan and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.01 percent from 4.49 percent, reflective of a shift in the mix of our overall loan portfolio from the second quarter of 2014. This shift primarily includes increased growth in private equity/venture capital and private bank loans, which tend to be higher credit quality, lower yielding loans. The overall low market rate environment and increased competition also continued to put pressure on loan yields. Loan fee yields decreased 11 basis points to 66 basis points, from 77 basis points in the comparable 2014 period. This decrease was a result of lower amortizing fee income as a percentage of our overall loan portfolio, primarily reflective of the growth of our private equity/venture capital and private bank loans, which tend to have lower fees.

•
Interest expense for the three months ended June 30, 2015 increased to $10.2 million, compared to $8.9 million for the comparable 2014 period. The increase in interest expense was primarily attributable to the increase in long-term debt interest expense of $3.1 million reflective of the $350.0 million issuance of our 3.50% Senior Notes in late January 2015, partially offset by a decrease of $1.9 million in interest paid on our interest-bearing deposits as a result of market rate adjustments.

Six months ended June 30, 2015 and 2014
Net interest income increased by $81.4 million to $483.5 million for the six months ended June 30, 2015, compared to $402.1 million for the comparable 2014 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. These increases were partially offset by lower yields earned on our loans and fixed income investment portfolio.
The main factors affecting interest income and interest expense for the six months ended June 30, 2015, compared to the comparable 2014 period are discussed below:

•	Interest income for the six months ended June 30, 2015 increased by $83.8 million primarily due to:

◦
A $47.9 million increase in interest income on investment securities with the majority of the increase due to a $7.6 billion increase in average balances due to strong deposit growth. Interest income was offset by a decrease in the overall yield of our fixed income investment portfolio, which decreased 18 basis points to 1.59 percent. The decrease in the fixed income investment portfolio yield was offset by a 11 basis point benefit from lower premium amortization expense, driven by a slowdown in prepayments as a result of increases in market rates.

◦
A $36.9 million increase in interest income on loans, primarily due to an increase in average loan balances of $3.3 billion. These increases were partially offset by a decrease in both gross loan and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.05 percent from 4.53 percent, reflective of a shift in the mix of our overall loan portfolio from the first half of 2014. This shift primarily includes increased growth in private equity/venture capital and private bank loans, which tend to be higher credit quality, lower yielding loans. The overall low market rate environment and increased competition also continued to put pressure on loan yields. Loan fee yields decreased 18 basis points to 66 basis points, from 84 basis points in the comparable 2014 period. This decrease was a result of lower amortizing fee income as a percentage of our overall loan portfolio, primarily reflective of the growth of our private equity/venture capital and private bank loans which tend to have lower fees.

•	Interest expense for the six months ended June 30, 2015 increased by $2.5 million primarily due to:

◦	An increase in interest expense of $5.3 million related to our long-term debt, reflective of the $350.0 million issuance of our 3.50% Senior Notes in late January 2015.

◦
A decrease in interest expense from interest-bearing deposits of $2.8 million, primarily due to decreases in rates paid on interest-bearing money market deposits as a result of market rate adjustments.

Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 21 basis points to 2.58 percent for the three months ended June 30, 2015, compared to 2.79 percent for the comparable 2014 period.
Our net interest margin decreased to 2.61 percent for the six months ended June 30, 2015, compared to 2.95 percent for the comparable 2014 period.
The decrease in our net interest margin for the three and six months ended June 30, 2015, was primarily reflective of the decrease in gross loan yields as outlined above.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2015 and 2014:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2015 and 2014

	Three months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,128,460	$1,320	0.25%	$3,210,218	$1,943	0.24%
Investment securities:
Available-for-sale securities: (2)
Taxable	13,797,718	46,698	1.36	13,342,544	53,915	1.62
Non-taxable (3)	—	—	—	54,721	815	5.97
Held-to-maturity securities:
Taxable	7,558,646	37,915	2.01	1,765,204	9,509	2.16
Non-taxable (3)	81,144	1,141	5.64	28,494	406	5.72
Total loans, net of unearned income (4) (5)	14,320,875	167,252	4.68	11,080,602	147,680	5.35
Total interest-earning assets	37,886,843	254,326	2.69	29,481,783	214,268	2.91
Cash and due from banks	316,577			60,373
Allowance for loan losses	(180,130)			(128,465)
Other assets (6)	1,424,733			2,331,939
Total assets	$39,448,023			$31,745,630
Funding sources:
Interest-bearing liabilities:
NOW deposits	$230,891	$48	0.08%	$159,316	$155	0.39%
Money market deposits	6,034,187	909	0.06	5,338,785	2,561	0.19
Money market deposits in foreign offices	188,399	18	0.04	201,821	38	0.08
Time deposits	93,387	38	0.16	150,731	92	0.24
Sweep deposits in foreign offices	1,685,870	169	0.04	1,853,930	222	0.05
Total interest-bearing deposits	8,232,734	1,182	0.06	7,704,583	3,068	0.16
Short-term borrowings	26,345	13	0.20	4,554	—	—
3.50% Senior Notes	349,712	3,137	3.60	—	—	—
5.375% Senior Notes	348,515	4,837	5.57	348,284	4,830	5.56
Junior Subordinated Debentures	54,787	833	6.10	54,962	848	6.19
6.05% Subordinated Notes	49,757	153	1.23	51,470	130	1.01
Total interest-bearing liabilities	9,061,850	10,155	0.45	8,163,853	8,876	0.44
Portion of noninterest-bearing funding sources	28,824,993			21,317,930
Total funding sources	37,886,843	10,155	0.11	29,481,783	8,876	0.12
Noninterest-bearing funding sources:
Demand deposits	26,723,333			19,472,542
Other liabilities	490,847			398,492
SVBFG stockholders’ equity	3,031,699			2,397,386
Noncontrolling interests	140,294			1,313,357
Portion used to fund interest-earning assets	(28,824,993)			(21,317,930)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$39,448,023			$31,745,630
Net interest income and margin		$244,171	2.58%		$205,392	2.79%
Total deposits	$34,956,067			$27,177,125
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(400)			(427)
Net interest income, as reported		$243,771			$204,965

(1)
Includes average interest-earning deposits in other financial institutions of $445 million and $342 million for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, balances also include $1.6 billion and $2.5 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $23.7 million and $21.3 million for the three months ended June 30, 2015 and 2014, respectively.

(6)
Average investment securities of $0.8 billion and $1.8 billion for the three months ended June 30, 2015 and 2014, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities. During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,815,912	$2,589	0.29%	$2,848,215	$3,579	0.25%
Available-for-sale securities: (2)
Taxable	13,685,091	90,707	1.34	12,758,090	108,335	1.71
Non-taxable (3)	—	—	—	68,177	2,040	6.03
Held-to-maturity securities:
Taxable	7,522,605	75,180	2.02	887,478	9,509	2.16
Non-taxable (3)	82,361	2,329	5.70	14,326	406	5.71
Total loans, net of unearned income (4) (5)	14,185,333	332,753	4.73	10,925,007	295,852	5.46
Total interest-earning assets	37,291,302	503,558	2.72	27,501,293	419,721	3.08
Cash and due from banks	278,453			161,862
Allowance for loan losses	(175,700)			(134,734)
Other assets (5)	1,446,153			2,239,200
Total assets	$38,840,208			$29,767,621
Funding sources:
Interest-bearing liabilities:
NOW deposits	$229,718	$172	0.15%	$155,050	$291	0.38%
Money market deposits	5,995,766	2,441	0.08	4,962,911	4,973	0.20
Money market deposits in foreign offices	197,898	38	0.04	196,796	84	0.09
Time deposits	102,154	98	0.19	159,343	192	0.24
Sweep deposits in foreign offices	1,933,967	376	0.04	1,778,665	432	0.05
Total interest-bearing deposits	8,459,503	3,125	0.07	7,252,765	5,972	0.17
Short-term borrowings	34,934	25	0.14	4,768	—	—
3.5% Senior Notes	295,611	5,263	3.59	—	—	—
5.375% Senior Notes	348,486	9,672	5.60	348,256	9,658	5.59
Junior Subordinated Debentures	54,808	1,665	6.13	54,984	1,687	6.19
6.05% Subordinated Notes	49,944	296	1.20	51,717	255	0.99
Total interest-bearing liabilities	9,243,286	20,046	0.44	7,712,490	17,572	0.46
Portion of noninterest-bearing funding sources	28,048,016			19,788,803
Total funding sources	37,291,302	20,046	0.11	27,501,293	17,572	0.13
Noninterest-bearing funding sources:
Demand deposits	25,952,670			18,183,692
Other liabilities	531,067			397,354
SVBFG stockholders’ equity	2,966,378			2,249,425
Noncontrolling interests	146,807			1,224,660
Portion used to fund interest-earning assets	(28,048,016)			(19,788,803)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$38,840,208			$29,767,621
Net interest income and margin		$483,512	2.61%		$402,149	2.95%
Total deposits	$34,412,173			$25,436,457
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(816)			(856)
Net interest income, as reported		$482,696			$401,293

(1)
Includes average interest-earning deposits in other financial institutions of $477 million and $330 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, balances also include $1.3 billion and $2.3 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $46.7 million and $45.6 million for the six months ended June 30, 2015 and 2014, respectively.

(6)
Average investment securities of $1.2 billion and $1.7 billion for the six months ended June 30, 2015 and 2014, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities. During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning balance	$167,875	$123,542	$165,359	$142,886
Provision for loan losses	26,513	1,947	32,965	2,441
Gross loan charge-offs	(4,734)	(6,382)	(10,221)	(27,532)
Loan recoveries	2,990	1,621	4,541	2,933
Allowance for loan losses, ending balance	$192,644	$120,728	$192,644	$120,728
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.74%	0.07%	0.46%	0.04%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.13	0.23	0.14	0.50
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.05	0.17	0.08	0.45
Allowance for loan losses as a percentage of period-end total gross loans	1.34	1.06	1.34	1.06
Period-end total gross loans	$14,370,930	$11,437,300	$14,370,930	$11,437,300
Average total gross loans	14,427,039	11,166,021	14,289,662	11,010,328
Three months ended June 30, 2015 and 2014
Our provision for loan losses was $26.5 million for the three months ended June 30, 2015, compared to a provision of $1.9 million for the comparable 2014 period. The provision of $26.5 million was primarily driven by an increase of $27.1 million in the reserve for impaired loans and $1.7 million in net charge-offs, offset by a $2.4 million reduction due to the decrease in period-end loan balances. The increase in the reserve for impaired loans was primarily reflective of two newly impaired software and internet loans, resulting in specific reserves of $21.1 million. The provision of $1.9 million for the second quarter of 2014 was primarily driven by $5.3 million from period-end loan growth and $4.8 million in net charge-offs, offset by a reserve release of $6.0 million due to the improvement of the credit quality of our overall loan portfolio and a $2.1 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments and charge-offs.
Gross loan charge-offs of $4.7 million for the second quarter of 2015 primarily came from an early-stage client loan within our life science and healthcare loan portfolio.
Net loan charge-offs of $1.7 million represented 0.05 percent of average total gross loans, compared to net charge-offs of $4.8 million, or 0.17 percent of average total gross loans for the comparable 2014 period.
Six months ended June 30, 2015 and 2014
Our provision for loan losses was $33.0 million for the six months ended June 30, 2015, compared to a provision of $2.4 million for the comparable 2014 period. The provision of $33.0 million for the six months ended June 30, 2015 was primarily driven by an increase of $35.8 million in the reserve for impaired loans and $5.7 million for net charge-offs. These increases were offset by a decrease of $8.5 million in the reserve due to the improvement in the credit quality of our performing loans and a decrease in period-end loan balances. The provision of $2.4 million for the six months ended June 30, 2014 was primarily due to $24.6 million of net charge-offs and $5.2 million from period-end loan growth, offset by a $16.6 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments and charge-offs and a reserve release of $10.8 million due to the improvement of the credit quality of our overall loan portfolio.
Gross loan charge-offs of $10.2 million for the six months ended June 30, 2015 primarily came from our hardware and life science and healthcare loan portfolios. Net loan charge-offs of $5.7 million represented 0.08 percent of average total gross loans, compared to net charge offs of $24.6 million, or 0.45 percent of average total gross loans for the comparable 2014 period.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 7—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report for further details on our allowance for loan losses.
Noninterest Income
A summary of noninterest income for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$22,364	$17,928	24.7%	$40,042	$35,124	14.0%
Credit card fees	14,215	10,249	38.7	26,305	20,531	28.1
Deposit service charges	11,301	9,611	17.6	22,037	19,218	14.7
Lending related fees	8,163	5,876	38.9	16,185	12,179	32.9
Letters of credit and standby letters of credit fees	4,772	2,810	69.8	9,974	6,950	43.5
Client investment fees	5,264	3,519	49.6	9,746	6,937	40.5
Total non-GAAP core fee income	66,079	49,993	32.2	124,289	100,939	23.1
Gains (losses) on investment securities, net (2)	24,975	(57,320)	(143.6)	58,238	166,592	(65.0)
Gains on derivative instruments, net	16,317	12,775	27.7	56,046	36,942	51.7
Other	18,916	8,762	115.9	11,238	19,962	(43.7)
GAAP noninterest income	$126,287	$14,210	NM	$249,811	$324,435	(23.0)

NM—Not meaningful

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.

(2)
Amount for the six months ended June 30, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the non-GAAP tables presented below for noninterest income and net gains on investment securities exclude noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2015	2014	% Change	2015 (1)	2014	% Change
GAAP noninterest income (as reported)	$126,287	$14,210	NM	$249,811	$324,435	(23.0)%
Less: income (loss) attributable to noncontrolling interests, including carried interest	8,556	(35,325)	(124.2)	22,720	151,393	(85.0)
Non-GAAP noninterest income, net of noncontrolling interests	$117,731	$49,535	137.7	$227,091	$173,042	31.2

NM—Not meaningful

(1)
Amounts for the six months ended June 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Gains (Losses) on Investment Securities, Net
Net gains on investment securities include both gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale and held-to-maturity securities portfolios are primarily fixed income investment portfolios that are managed with the objective of earning an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Sales of equity securities held as a result of our exercised warrants, result in net gains or losses on investment securities. These sales are conducted pursuant to the guidelines of our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of investment securities in our fixed income portfolio may result in net gains or losses and are also conducted pursuant to the guidelines of our investment policy.
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
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of certain sales restrictions to which these equity securities may be subject to (i.e. lock-up agreements), changes in prevailing market prices, market conditions, the actual sales or distributions of securities, the timing of such actual sales or distributions, which, to the extent such securities are managed by our managed funds, are subject to our funds' separate discretionary sales/distributions and governance processes.
For the three months ended June 30, 2015, we had net gains on investment securities of $25.0 million, compared to net losses of $57.3 million for the comparable 2014 period. Net gains on investment securities, net of noncontrolling interests, were $15.9 million for the three months ended June 30, 2015, compared to net losses of $22.1 million, which were mainly due to the decrease in the public company stock price of FireEye, for the comparable 2014 period.
Net gains on investment securities, net of noncontrolling interests, of $15.9 million for the three months ended June 30, 2015 were primarily driven by the following:

•	Gains of $9.5 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments; and

•	Gains of $5.4 million from our managed funds of funds, primarily related to unrealized valuation adjustments.

For the six months ended June 30, 2015, we had net gains on investment securities of $58.2 million, compared to $166.6 million for the comparable 2014 period. Net gains on investment securities, net of noncontrolling interests, were $35.0 million for the six months ended June 30, 2015, compared to net gains of $15.3 million for the comparable 2014 period.
The gains, net of noncontrolling interests, of $35.0 million for the six months ended June 30, 2015 were primarily driven by the following:

•	Gains of $16.9 million from our strategic and other investments, primarily driven by distributions from strategic venture capital fund investments;

•	Gains of $8.9 million from our managed funds of funds, primarily related to unrealized valuation increases; and

•
Gains of $5.4 million from our managed direct venture funds, primarily related to realized gains from distributions of investments, including the remaining shares held in FireEye, Inc. ("FireEye"), as well as unrealized valuation increases.

The following tables provide a summary of non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2015 and 2014:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended June 30, 2015
Total gains on investment securities, net	$14,281	$869	$183	$141	$9,501	$24,975
Less: income attributable to noncontrolling interests, including carried interest	8,913	123	—	—	—	9,036
Non-GAAP net gains on investment securities, net of noncontrolling interests	$5,368	$746	$183	$141	$9,501	$15,939

Three months ended June 30, 2014
Total (losses) gains on investment securities, net	$38,478	$(87,548)	$(356)	$(16,480)	$8,586	$(57,320)
Less: (losses) income attributable to noncontrolling interests, including carried interest	35,507	(70,746)	(1)	—	—	(35,240)
Non-GAAP net (loss) gains on investment securities, net of noncontrolling interests	$2,971	$(16,802)	$(355)	$(16,480)	$8,586	$(22,080)

Six months ended June 30, 2015 (1)
Total gains on investment securities, net	$24,940	$12,538	$1,099	$2,737	$16,924	$58,238
Less: income attributable to noncontrolling interests, including carried interest	16,052	7,155	—	—	—	23,207
Non-GAAP net gains on investment securities, net of noncontrolling interests	$8,888	$5,383	$1,099	$2,737	$16,924	$35,031

Six months ended June 30, 2014
Total gains (losses) on investment securities, net	$149,926	$18,154	$2,645	$(16,420)	$12,287	$166,592
Less: income (losses) attributable to noncontrolling interests, including carried interest	136,958	14,368	(14)	—	—	151,312
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$12,968	$3,786	$2,659	$(16,420)	$12,287	$15,280

(1)
Amounts for the six months ended June 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Equity warrant assets (1)
Gains on exercises, net	$14,584	$3,553	NM	$24,190	$21,955	10.2%
Cancellations and expirations	(114)	(429)	(73.4)	(406)	(516)	(21.3)
Changes in fair value	9,146	9,205	(0.6)	20,110	16,263	23.7
Net gains on equity warrant assets	23,616	12,329	91.5	43,894	37,702	16.4
(Losses) Gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (2)	787	170	NM	280	472	(40.7)
(Losses) gains on internal foreign exchange forward contracts, net (3)	(8,174)	538	NM	11,844	(491)	NM
Total (losses) gains on foreign exchange forward contracts, net	(7,387)	708	NM	12,124	(19)	NM
Changes in fair value of interest rate swaps	(11)	(13)	(15.4)	(14)	(25)	(44.0)
Net losses on other derivatives (4)	99	(249)	(139.8)	42	(716)	(105.9)
Gains on derivative instruments, net	$16,317	$12,775	27.7	$56,046	$36,942	51.7

NM—Not meaningful

(1)
At June 30, 2015, we held warrants in 1,587 companies, compared to 1,383 companies at June 30, 2014. The total value of our warrant portfolio was $122.5 million at June 30, 2015 and $88.9 million at June 30, 2014. Of the 1,587 companies, 25 companies made up approximately 36 percent of the fair value of the portfolio at June 30, 2015.

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
Net gains on derivative instruments were $16.3 million for the three months ended June 30, 2015, compared to net gains of $12.8 million for the comparable 2014 period. Net gains on derivative instruments were primarily attributable to the following:

•	Net gains on equity warrant assets of $23.6 million, which consisted of:

•
Net gains of $14.6 million from the exercise of equity warrant assets for the three months ended June 30, 2015, compared to $3.6 million for the comparable 2014 period. The net gains of $14.6 million were primarily reflective of $13.9 million in gains from the exercise of one company in our public company warrant portfolio.

•
Net gains of $9.1 million from changes in warrant valuations for the three months ended June 30, 2015, compared to $9.2 million for the comparable 2014 period. The warrant valuation gains were primarily from our private company warrant portfolio.

•
Net losses of $8.2 million on internal foreign exchange forward contracts used to economically reduce our foreign exchange exposure to foreign currency denominated instruments for the three months ended June 30, 2015, compared to net gains of $0.5 million for the comparable 2014 period. The net losses of $8.2 million were offset by net gains of $8.3 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Net gains on derivative instruments were $56.0 million for the six months ended June 30, 2015, compared to net gains of $36.9 million for the comparable 2014 period. The increase in net gains on derivative instruments was primarily attributable to the following:

•
Net gains on equity warrant assets of $43.9 million for the six months ended June 30, 2015, compared to $37.7 million for the comparable 2014 period. The $6.2 million increase was primarily due to net gains of $20.1 million from changes in warrant valuations, compared to $16.3 million for the comparable 2014 period, mainly attributable from our private company warrant portfolio. In addition, the $6.2 million increase came from the exercise of equity warrant assets of $24.2 million, compared to $22.0 million for the comparable 2014 period.

•
Net gains of $11.8 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the six months ended June 30, 2015, compared to net losses of $0.5 million for the comparable 2014 period. The gains recognized for the six months ended June 30, 2015 were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling, however, the gains are offset by losses of $11.9 million from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Foreign Exchange Fees
Foreign exchange fees were $22.4 million and $40.0 million for the three and six months ended June 30, 2015, compared to $17.9 million and $35.1 million for the comparable 2014 periods. The increases were primarily due to several large transactions and increased utilization of foreign currency products by our clients resulting in an increase in the number of trades and commissioned notional volumes, offset by continued pressure on spreads.
Credit Card Fees
Credit card fees were $14.2 million and $26.3 million for the three and six months ended June 30, 2015, compared to $10.2 million and $20.5 million for the comparable 2014 periods. The increases reflected increased client utilization of our credit card products and custom payment solutions provided to new and existing clients.
Deposit Service Charges
Deposit service charges were $11.3 million and $22.0 million for the three and six months ended June 30, 2015, compared to $9.6 million and $19.2 million for the comparable 2014 periods. The increases were reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size, during the three and six months ended June 30, 2015.
Lending Related Fees
Lending related fees were $8.2 million and $16.2 million for the three and six months ended June 30, 2015, compared to $5.9 million and $12.2 million for the comparable 2014 periods. The increases were primarily due to an increase in unused commitment fees and higher loan syndication fee income, for the three and six months ended June 30, 2015. Unused loan commitments increased as our loan commitments available for funding balance increased from $13.6 billion to $15.8 billion. Loan syndication fees were $1.1 million and $2.9 million for the three and six months ended June 30, 2015 and increased $0.7 million and $1.7 million over the comparable 2014 periods. The increases were a result of increases in syndication activity.
Letters of Credit and Standby letters of Credit Fees
Letters of credit and standby letters of credit fees were $4.8 million and $10.0 million for the three and six months ended June 30, 2015, compared to $2.8 million and $7.0 million for the comparable 2014 periods. The increases were primarily driven by increases in deferred fee income reflective of an increase in larger letter of credit issuances during the fourth quarter of 2014.
Client Investment Fees
Client investment fees were $5.3 million and $9.7 million for the three and six months ended June 30, 2015, compared to $3.5 million and $6.9 million for the comparable 2014 periods. The increases were reflective of an increase in average client investment funds, partially offset by lower margins earned on certain products due to low rates in the short-term fixed income markets. The increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, as well as our cash sweep product. The following table summarizes average client investment funds for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Client directed investment assets (1)	$7,847	$7,513	4.4%	$7,432	$7,347	1.2%
Client investment assets under management (2)	19,261	16,135	19.4	18,486	14,836	24.6
Sweep money market funds	10,761	6,504	65.5	9,829	6,461	52.1
Total average client investment funds (3)	$37,869	$30,152	25.6	$35,747	$28,644	24.8

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at June 30, 2015 and December 31, 2014:

(Dollars in millions)	June 30, 2015	December 31, 2014	% Change
Client directed investment assets	$8,047	$6,158	30.7%
Client investment assets under management	20,394	18,253	11.7
Sweep money market funds	11,643	7,957	46.3
Total period-end client investment funds	$40,084	$32,368	23.8
Other Noninterest Income
A summary of other noninterest income for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Fund management fees	$3,861	$3,559	8.5%	$7,583	$6,314	20.1%
Service-based fee income	2,413	2,252	7.1	4,519	4,279	5.6
Gains (losses) on revaluation of foreign currency instruments (1)	8,306	(685)	NM	(11,853)	293	NM
Other (2) (3)	4,336	3,636	19.3	10,989	9,076	21.1
Total other noninterest income	$18,916	$8,762	115.9	$11,238	$19,962	(43.7)

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

(3)
Amount for the six months ended June 30, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Total other noninterest income was $18.9 million and $11.2 million for the three and six months ended June 30, 2015, compared to income of $8.8 million and $20.0 million for the comparable 2014 periods. The increase of $10.1 million and decrease of $8.8 million for the three and six months ended June 30, 2015, respectively, was primarily due to a $8.3 million gain for the three months ended June 30, 2015 and a $11.9 million loss for the six months ended June 30, 2105, from the revaluation of foreign currency instruments. The gains from the revaluation of foreign currency instruments were offset by net losses of $8.2 million for the three months ended June 30, 2015, compared to losses which were offset by net gains of $11.8 million for the comparable periods of 2014, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income in the line item "gains on derivative instruments" as noted above.

Noninterest Expense
A summary of noninterest expense for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Compensation and benefits	$124,915	$99,820	25.1%	$240,685	$202,327	19.0%
Professional services	18,950	21,113	(10.2)	37,697	42,302	(10.9)
Premises and equipment	11,787	12,053	(2.2)	24,444	23,635	3.4
Business development and travel	9,764	9,249	5.6	20,876	19,443	7.4
Net occupancy	8,149	7,680	6.1	15,462	15,000	3.1
FDIC and state assessments	5,962	4,945	20.6	11,751	9,073	29.5
Correspondent bank fees	3,337	3,274	1.9	6,705	6,477	3.5
(Reduction of) provision for unfunded credit commitments	(3,061)	2,185	NM	(798)	3,308	(124.1)
Other (1)	14,309	10,625	34.7	27,831	19,787	40.7
Total noninterest expense (1)	$194,112	$170,944	13.6	$384,653	$341,352	12.7

NM—Not meaningful

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Included in noninterest expense is expense attributable to noncontrolling interests. See below for a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2015	2014	% Change	2015	2014	% Change
GAAP noninterest expense (1)	$194,112	$170,944	13.6%	$384,653	$341,352	12.7%
Less: amounts attributable to noncontrolling interests	242	5,267	(95.4)	534	8,588	(93.8)
Non-GAAP noninterest expense, net of noncontrolling interests	$193,870	$165,677	17.0	$384,119	$332,764	15.4

GAAP net interest income	$243,771	$204,965	18.9	$482,696	$401,293	20.3
Adjustments for taxable equivalent basis	400	427	(6.3)	816	856	(4.7)
Non-GAAP taxable equivalent net interest income	$244,171	$205,392	18.9	$483,512	$402,149	20.2
Less: income (losses) attributable to noncontrolling interests	2	(5)	(140.0)	4	3	33.3
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$244,169	$205,397	18.9	$483,508	$402,146	20.2

GAAP noninterest income (2)	$126,287	$14,210	NM	$249,811	$324,435	(23.0)
Non-GAAP noninterest income, net of noncontrolling interests (2)	117,731	49,535	137.7	227,091	173,042	31.2

GAAP total revenue	$370,058	$219,175	68.8	$732,507	$725,728	0.9
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$361,900	$254,932	42.0	$710,599	$575,188	23.5
GAAP operating efficiency ratio	52.45%	77.99%	(32.7)	52.51%	47.04%	11.6
Non-GAAP operating efficiency ratio (3)	53.57	64.99	(17.6)	54.06%	57.85%	(6.6)

NM—Not meaningful

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1.

(2)
Amounts for the six months ended June 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(3)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense

The following table provides a summary of our compensation and benefits expense for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Compensation and benefits
Salaries and wages	$51,648	$45,157	14.4%	$103,073	$89,510	15.2%
Incentive compensation & ESOP	39,869	27,746	43.7	68,412	54,194	26.2
Other employee benefits (1)	33,398	26,917	24.1	69,200	58,623	18.0
Total compensation and benefits	$124,915	$99,820	25.1	$240,685	$202,327	19.0
Period-end full-time equivalent employees	1,964	1,786	10.0	1,964	1,786	10.0
Average full-time equivalent employees	1,959	1,768	10.8	1,957	1,751	11.8

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $124.9 million for the three months ended June 30, 2015, compared to $99.8 million for the comparable 2014 period. The key changes in factors affecting compensation and benefits expense were as follows:

•	An increase of $12.1 million in incentive compensation and ESOP expense, primarily reflective of current expectations for our internal performance targets for 2015.

•
An increase of $6.5 million in other employee benefits, primarily attributable to an increase of $3.9 million in the warrant incentive program plan expense resulting from gains recorded on our equity warrant assets during the second quarter of 2015. The remaining increases related to various other employee benefits.

•
An increase of $6.5 million in salaries and wages, primarily due to an increase in the number of average full-time employees ("FTE") . Average FTEs increased by 191 to 1,959 FTEs for the three months ended June 30, 2015, compared to 1,768 FTEs for the comparable 2014 period.

Compensation and benefits expense was $240.7 million for the six months ended June 30, 2015, compared to $202.3 million for the comparable 2014 period. The key changes in factors affecting compensation and benefits expense were as follows:

•	An increase of $14.2 million in incentive compensation and ESOP expense primarily reflective of current expectations for our internal performance targets for 2015.

•
An increase of $13.6 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 206 to 1,957 average FTEs in the six months ended June 30, 2015, compared to 1,751 average FTEs for the comparable 2014 period. The increase in headcount was primarily to support our product development, operations, sales and advisory functions, as well as to support our commercial banking initiatives.

•
An increase of $10.6 million in other employee benefits, primarily due to an increase of $5.2 million in the warrant incentive program plan expense resulting from gains recorded on our equity warrant assets during the first half of 2015. The remaining increases related to various other employee benefits, particularly employer payroll taxes, 401(k) expenses, and share-based plan expenses, which in total, contributed to a $5.6 million increase compared to the comparable 2014 period.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (see descriptions in our 2014 Form 10-K). Total costs incurred under these plans were $46.8 million and $85.7 million for the three and six months ended June 30, 2015, compared to $30.2 million and $65.0 million for the comparable 2014 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $19.0 million and $37.7 million for the three and six months ended June 30, 2015, respectively, compared to $21.1 million and $42.3 million for the comparable 2014 periods, respectively. Included in professional services expense, in 2014, were management fee expenses of $8.2 million, which decreased $8.0 million for the six months ended June 30, 2015, due to the deconsolidated interests of our unconsolidated VIEs upon adoption of ASU 2015-02. Expenses primarily associated with increased activities supporting our expansion of product offerings, as well as our continued investment into ongoing business and IT infrastructure initiatives increased $3.0 million for the six months ended June 30, 2015.
Premises and Equipment
Premises and equipment expense was $11.8 million and $24.4 million for the three and six months ended June 30, 2015, compared to $12.1 million and $23.6 million for the comparable 2014 periods. The increase was primarily due to increased spending to enhance and maintain our IT infrastructure.
Business Development and Travel
Business development and travel was $9.8 million and $20.9 million for the three and six months ended June 30, 2015, compared to $9.2 million and $19.4 million for the comparable 2014 periods. The increase was primarily due to the increased business development efforts in 2015 to support the growth of our business.

FDIC and State Assessments
FDIC and state assessments expense was $6.0 million and $11.8 million for the three and six months ended June 30, 2015, compared to $4.9 million and $9.1 million for the comparable 2014 periods. The increase was primarily due to the increase of $7.7 billion and $9.1 billion in quarterly and year-to-date average assets, respectively, in 2015.
(Reduction of) Provision for Unfunded Credit Commitments
We recorded a reduction in provision for unfunded credit commitments of $3.1 million and $0.8 million for the three and six months ended June 30, 2015, compared to a provision of $2.2 million and $3.3 million for the comparable 2014 periods. The reduction in the reserve for the three and six months ended June 30, 2015 is reflective of a change in the composition of our unfunded credit commitment portfolio, which resulted in a decrease in the reserve rate. The provision of $2.2 million and $3.3 million for the three and six months ended June 30, 2014, respectively, were primarily due to growth in total loan commitments available for funding and commercial and standby letters of credit during the three and six months ended June 30, 2014.
Other Noninterest Expense
A summary of other noninterest expense for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Lending and other client related processing costs	$3,704	$2,586	43.2%	$7,253	$4,945	46.7%
Telephone	2,544	1,538	65.4	4,503	3,286	37.0
Data processing services	1,358	2,041	(33.5)	3,191	4,268	(25.2)
Postage and supplies	727	716	1.5	1,492	1,485	0.5
Dues and publications	697	636	9.6	1,282	1,133	13.2
Other (1)	5,279	3,108	69.9	10,110	4,670	116.5
Total other noninterest expense (2)	$14,309	$10,625	34.7	$27,831	$19,787	40.7

(1)
Amount for the six months ended June 30, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(2)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Other noninterest expense was $14.3 million and $27.8 million for the three and six months ended June 30, 2015, compared to $10.6 million and $19.8 million for the comparable 2014 period. The increase of $3.7 million and $8.0 million for the three and six month periods were primarily due to increased lending and other client related processing costs and increased marketing expense for advertising/promotion in new and existing markets, included in other.
Net (Income) Loss Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net (Income) Loss Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015 (3)	2014	% Change
Net interest (income) loss (1)	$(2)	$5	(140.0)%	$(4)	$(3)	33.3%
Noninterest (income) loss (1)	(7,382)	43,961	(116.8)	(21,435)	(158,177)	(86.4)
Noninterest expense (1)	242	5,267	(95.4)	534	8,588	(93.8)
Carried interest (loss) income (2)	(1,174)	(8,636)	(86.4)	(1,285)	6,784	(118.9)
Net (income) loss attributable to noncontrolling interests	$(8,316)	$40,597	(120.5)	$(22,190)	$(142,808)	(84.5)

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

(3)
Amounts for the six months ended June 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Net income attributable to noncontrolling interests was $8.3 million for the second quarter of 2015, compared to a loss of $40.6 million for the comparable 2014 period. Net income attributable to noncontrolling interests of $8.3 million for the second quarter of 2015 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $9.0 million primarily from gains of $8.9 million from our managed funds of funds mainly due to unrealized gains from valuation increases. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net".

•	Noninterest expense of $0.2 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net income attributable to noncontrolling interests was $22.2 million for the six months ending June 30, 2015, compared to $142.8 million for the comparable 2014 period. Net income attributable to noncontrolling interests of $22.2 million for the six months ended June 30, 2015 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $23.2 million primarily from gains of $16.0 million from our managed funds of funds and gains of $7.2 million from our managed direct venture funds primarily related to valuation increases. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net".

•	Noninterest expense of $0.5 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Income Taxes
Our effective income tax expense rate was 39.0 percent and 40.3 percent for the three and six months ended June 30, 2015, compared to 41.4 percent and 40.7 percent for the three and six months ended June 30, 2014. Results, and the related tax effect, for prior periods were revised to reflect the retrospective application of adopting new accounting guidance in 2015 related to our investments in qualified affordable housing projects (ASU 2014-01).
The components of our tax rate were consistent for both the 2015 and 2014 periods. The decrease in our effective tax rate is primarily attributable to the recognition of tax benefits during the second quarter of 2015 from net operating loss carryforwards related to a previously disposed business line.

For prior periods, pursuant to ASU 2014-01, (i) amortization expense related to our low income housing tax credits was reclassified from Other noninterest expense to Income tax expense, (ii) additional amortization, net of the associated tax benefits, was recognized in Income tax expense as a result of our adoption of the proportional amortization method and (iii) net deferred tax assets, related to our low income housing tax investments, were written-off. The cumulative effect to retained earnings as of January 1, 2015 of adopting this guidance was a reduction of $4.7 million, inclusive of a $4.6 million reduction to retained earnings as of January 1, 2014. Our previously reported net income and diluted earnings per share for the three and six months ending June 30, 2014 were not materially impacted by the adoption of ASU 2014-01.
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach, which designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 12—”Segment Reporting” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three and six months ended June 30, 2015 and 2014:
Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Net interest income	$203,945	$178,046	14.5%	$407,753	$353,349	15.4%
Provision for loan losses	(25,592)	(1,841)	NM	(32,052)	(2,648)	NM
Noninterest income	66,031	53,027	24.5	130,720	111,662	17.1
Noninterest expense	(143,459)	(121,827)	17.8	(279,741)	(242,533)	15.3
Income before income tax expense	$100,925	$107,405	(6.0)	$226,680	$219,830	3.1
Total average loans, net of unearned income	$12,824,661	$9,874,780	29.9	$12,777,409	$9,776,913	30.7
Total average assets	37,544,170	29,214,978	28.5	36,813,121	27,403,905	34.3
Total average deposits	33,714,023	26,323,795	28.1	33,096,854	24,610,326	34.5

NM—Not meaningful

Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Income before income tax expense from our Global Commercial Bank (“GCB”) decreased to $100.9 million for the three months ended June 30, 2015, compared to $107.4 million for the comparable 2014 period. Income before income tax expense was primarily driven by higher net interest income due to average loan growth, offset by a higher provision for loan losses and an increase in noninterest expense. The key components of GCB's performance for the three months ended June 30, 2015 compared to the comparable 2014 period are discussed below.
Net interest income from GCB increased by $25.9 million for the three months ended June 30, 2015, primarily due to an $18.2 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $13.6 million increase in the FTP earned for deposits due to strong average deposit growth. These increases were partially offset by a $3.3 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $25.6 million for the three months ended June 30, 2015, compared to $1.8 million for the comparable 2014 period. The provision of $25.6 million for the three months ended June 30, 2015 was primarily driven by an increase in the reserve for impaired loans and net charge-offs. The increase in the reserve for impaired loans was primarily reflective of two new impaired software and internet loans, resulting in specific reserves of $21.1 million.
The provision of $1.8 million for the three months ended June 30, 2014 was primarily driven from period-end loan growth and net charge-offs, offset by a reserve release due to the improvement of the credit quality of our overall loan portfolio and a decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances from repayments and charge-offs.
Noninterest income increased by $13.0 million for the three months ended June 30, 2015, primarily related to higher foreign exchange fees, credit card fees, and letter of credit fees. The increase in foreign exchange fees was a result of continued strong growth in transaction volumes. The increase in credit card fees was primarily reflective of an increase in credit card interchange income as a result of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increase in letter of credit fees was primarily driven by an increase in deferred fee income reflective of an increase in larger letter of credit issuances during the fourth quarter of 2014.
Noninterest expense increased by $21.6 million for the three months ended June 30, 2015, primarily due to increases in compensation and benefits expenses related to our salaries and wages expenses and incentive compensation plan expenses. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at GCB, which increased by 141 to 1,494 FTEs for the three months ended June 30, 2015, compared to 1,353 FTEs for the comparable 2014 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in our incentive compensation plan expenses were primarily related to our strong performance in the second quarter of 2015 and our current expectation that we will exceed our internal performance targets for 2015. Professional services for GCB also increased, primarily due to increased activities to support our expansion of product offerings, as well as our continued investment into ongoing business and IT infrastructure initiatives.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net interest income from our Global Commercial Bank (“GCB”) increased by $54.4 million for the six months ended June 30, 2015, primarily due to an increase in loan interest income resulting mainly from an increase in average loan balances and an increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $32.1 million for the six months ended June 30, 2015, compared to a provision of $2.6 million for the comparable 2014 period. The provision of $32.1 million for the six months ended June 30, 2015 was primarily driven by an increase in the reserve for impaired loans and net charge-offs. The provision for the comparable 2014 period was primarily attributable to net charge-offs and period-end loan growth and offset by a decrease in our reserve for impaired loans due to repayments on impaired loan balances and improvement in the overall credit quality of gross performing loans.
Noninterest income increased by $19.1 million for the six months ended June 30, 2015, primarily due to an increase in credit card fees, foreign exchange fees, lending related fees and letter of credit fees. The increase in credit card fees was primarily reflective of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increase in foreign exchange fees was a result of continued strong growth in transaction volumes. The increase in lending related fees was primarily due to an increase in unused commitment fees associated with an increase in unfunded credit commitments. The increase in letter of credit fees was primarily driven by an increase in deferred fee income reflective of an increase in larger letter of credit issuances during the fourth quarter of 2014.
Noninterest expense increased by $37.2 million for the six months ended June 30, 2015, primarily due to an increase in compensation and benefits expenses related to our salaries and wages expenses and incentive compensation plan expenses. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at GCB, which increased by 148 to 1,493 FTEs for the six months ended June 30, 2015, compared to 1,345 FTEs for the comparable 2014 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in our incentive compensation plan expenses were primarily related to our strong performance in the first half of 2015 and our current expectation that we will exceed our internal performance targets for 2015. Professional services for GCB also increased primarily due to increased activities to support our expansion of product offerings, as well as our continued investment into ongoing business and IT infrastructure initiatives.

SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Net interest income	$11,109	$9,293	19.5%	$20,832	$16,185	28.7%
(Provision for) reduction of loan losses	(921)	(106)	NM	(913)	207	NM
Noninterest income	595	356	67.1	992	630	57.5
Noninterest expense	(3,139)	(2,640)	18.9	(5,886)	(5,135)	14.6
Income before income tax expense	$7,644	$6,903	10.7	$15,025	$11,887	26.4
Total average loans, net of unearned income	$1,542,046	$1,119,503	37.7	$1,458,581	$1,084,894	34.4
Total average assets	2,216,622	986,392	124.7	2,069,903	975,740	112.1
Total average deposits	1,084,632	791,261	37.1	1,167,823	768,300	52.0

NM—Not meaningful

Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Net interest income from SVB Private Bank increased by $1.8 million for the three months ended June 30, 2015, primarily due to an increase in loan interest income resulting from an increase in average loan balances as well as an increase in the FTP earned for deposits due to strong average deposit growth.

Private Bank had a provision for loan losses of $0.9 million for the three months ended June 30, 2015, compared to $0.1 million for the comparable 2014 period. The provision of $0.9 million for the three months ended June 30, 2015 was primarily driven by period-end loan growth.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net interest income from SVB Private Bank increased by $4.6 million for the six months ended June 30, 2015, primarily due to an increase in loan interest income resulting from an increase in average loan balances as well as an increase in the FTP earned for deposits due to strong average deposit growth.

Private Bank had a provision for loan losses of $0.9 million for the six months ended June 30, 2015, compared to reduction of provision of $0.2 million for the comparable 2014 period. The provision of $0.9 million for the six months ended June 30, 2015 was primarily driven by period-end loan growth.

Noninterest expense for Private Bank increased by $0.8 million for the six months ended June 30, 2015, primarily due to increases in compensation and benefits expenses related to our incentive compensation plan expenses, which reflects our current expectation that we will exceed our internal performance targets for 2015.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Net interest income	$1	$29	(96.6)%	$2	$43	(95.3)%
Noninterest income (loss)	19,909	(3,119)	NM	40,587	34,553	17.5
Noninterest expense	(3,704)	(3,144)	17.8	(7,190)	(5,779)	24.4
Income (loss) before income tax expense	$16,206	$(6,234)	NM	$33,399	$28,817	15.9
Total average assets	$330,016	$342,924	(3.8)	$335,690	$342,451	(2.0)

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
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
SVB Capital had noninterest income of $19.9 million for the three months ended June 30, 2015, compared to a noninterest loss of $3.1 million for the comparable 2014 period. The increase in noninterest income was primarily due to gains on investment securities compared to a loss in the second quarter of 2014, which was mainly due to unrealized valuation losses and reductions in carried interest allocations in two of our managed direct venture funds, related to FireEye. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $15.7 million for the three months ended June 30, 2015, compared to net losses of $6.8 million for the comparable 2014 period. The net gains on investment securities of $15.7 million for the three months ended June 30, 2015 were primarily driven by strong distributions from our strategic venture capital fund investments.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
SVB Capital had noninterest income of $40.6 million for the six months ended June 30, 2015, compared to $34.6 million for the comparable 2014 period. The increase in noninterest income was primarily due to an increase in gains on investment securities compared to the comparable 2014 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $30.6 million for the six months ended June 30, 2015, compared to net gains of $27.5 million for the comparable 2014 period. The net gains on investment securities of $30.6 million for the six months ended June 30, 2015 were primarily driven by gains from distributions of investments, including the remaining shares of FireEye common stock in the first quarter of 2015, as well as unrealized valuation increases.

•
Fund management fees of $7.6 million compared to $6.3 million for the comparable 2014 period. The increase is primarily due to the addition of the Strategic Investors Fund VII Funds in the first quarter of 2015 and Capital Partners III Fund in the second quarter of 2014.

Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $40.2 billion at June 30, 2015 compared to $39.3 billion at December 31, 2014, an increase of $0.9 billion, or 2.3 percent. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $2.6 billion at June 30, 2015, an increase of $0.8 billion, or 46.2 percent, compared to $1.8 billion at December 31, 2014. The increase in cash was primarily reflective of the increase of $1.3 billion in deposits, partially offset by new fixed income investment purchases.
As of June 30, 2015 and December 31, 2014, $1.4 billion and $861 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $557 million and $440 million, respectively.
Investment Securities
Investment securities totaled $22.9 billion at June 30, 2015, an increase of $0.2 billion, or 0.8 percent, compared to $22.7 billion at December 31, 2014. Our investment securities portfolio consists of an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which primarily represent fixed income investments, and a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $0.2 billion was due to a $1.3 billion increase in our fixed income securities portfolio, partially offset by $1.1 billion decrease in our non-marketable and other securities portfolio related to the deconsolidated interests of our unconsolidated VIEs upon adoption of ASU 2015-02. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Period-end available-for-sale securities were $14.5 billion at June 30, 2015 compared to $13.5 billion at December 31, 2014, an increase of $1.0 billion, or 7.1 percent. The increase was due to purchases of new available-for-sale securities of $1.7 billion, which were comprised entirely of fixed-rate U.S. Treasury securities and an increase in the fair value of our AFS securities portfolio of $41.6 million as a result of decrease in market interest rates at period-end. The $41.6 million increase in fair value is reflected as a $24.5 million (net of tax) increase in accumulated other comprehensive income. The increase was partially offset by $0.8 billion in scheduled maturities.
Securities classified as available-for-sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of shareholders equity.
Held-to-Maturity Securities
Period-end held-to-maturity securities were $7.7 billion at June 30, 2015 compared to $7.4 billion at December 31, 2014, an increase of $0.3 billion, or 4.2 percent. The increase was due to purchases of $1.1 billion, which were primarily comprised of Government National Mortgage Association ("GNMA") backed securities, partially offset by paydowns and maturities of $0.7 billion.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized as mentioned above.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At both June 30, 2015 and December 31, 2014, our estimated fixed income securities portfolio duration was 2.8 years.
Non-Marketable and Other Securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, debt funds, private and public portfolio companies and investments in qualified affordable housing projects. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
Non-marketable and other securities were $0.6 billion at June 30, 2015 compared to $1.7 billion at December 31, 2014, a decrease of $1.1 billion, or 62.6 percent. The decrease was due to the deconsolidation of 16 limited partnership entities as part of our adoption of ASU 2015-02. Non-marketable and other securities, net of noncontrolling interests were $517 million at June 30, 2015 compared to $512 million at December 31, 2014. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting) (1):
Venture capital and private equity fund investments (2)	$156,730	$44,628	$1,130,882	$84,368
Other venture capital investments (3)	3,390	363	71,204	1,823
Other securities (fair value accounting) (4)	287	62	108,251	7,802
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	78,574	65,389	—	—
Debt funds	22,313	22,313	26,672	26,672
Other investments	118,406	118,406	116,002	116,002
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	127,073	127,073	140,551	140,551
Other investments (5)	16,189	16,189	13,423	13,423
Investments in qualified affordable housing projects (5)	122,544	122,544	121,155	121,155
Total non-marketable and other securities	$645,506	$516,967	$1,728,140	$511,796

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 1—”Basis of Presentation” and Note 4— "Variable Interest Entities"of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details regarding our non-marketable and other securities.

(2)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and amounts attributable to SVBFG for each fund at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$23,283	$2,925	$24,645	$3,096
SVB Strategic Investors Fund II, LP (i)	—	—	97,250	8,336
SVB Strategic Investors Fund III, LP (i)	—	—	269,821	15,841
SVB Strategic Investors Fund IV, LP (i)	—	—	291,291	14,564
Strategic Investors Fund V Funds (i)	—	—	226,111	350
Strategic Investors Fund VI Funds (i)	—	—	89,605	—
SVB Capital Preferred Return Fund, LP	62,901	13,556	62,110	13,386
SVB Capital—NT Growth Partners, LP	63,728	21,330	61,973	21,006
SVB Capital Partners II, LP (i)	—	—	302	15
Other private equity fund	6,818	6,817	7,774	7,774
Total venture capital and private equity fund investments	$156,730	$44,628	$1,130,882	$84,368

(i)
Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised. See Note 1—”Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(3)	The following table shows the amounts of other venture capital investments held by the following funds and amounts attributable to SVBFG for each fund at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$3,390	$363	$3,291	$352
SVB Capital Partners II, LP (i)	—	—	20,481	1,040
Capital Partners III, LP (i)	—	—	41,055	—
SVB Capital Shanghai Yangpu Venture Capital Fund (i)	—	—	6,377	431
Total other venture capital investments	$3,390	$363	$71,204	$1,823

(i)
Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised. See Note 1—”Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(4)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December 31, 2014, the amount primarily included total unrealized gains in one public company, FireEye, Inc. that were realized during the first quarter of 2015. Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02. See Note 1—”Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(5)
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
Under the final regulations, the Volcker Rule’s prohibitions and restrictions apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank. SVB Financial currently maintains investments in certain venture capital and private equity funds that it did not sponsor; maintains investments in sponsored funds that exceed three percent of each such fund’s total ownership interests; and maintains aggregate investments in all covered funds that may exceed three percent of its Tier 1 capital. SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds over time and to forego investment opportunities in certain funds in the future. SVB Financial is generally required by the final rules to come into conformance with the Volcker Rule’s requirements regarding covered funds by July 21, 2016 with respect to covered funds in which SVB Financial invested or sponsored as of December 31, 2013. The Federal Reserve Board has indicated that it intends to extend this conformance deadline to July 21, 2017. In addition, the Federal Reserve Board may extend the conformance deadline for up to an additional five years (until July 21, 2022) for investments that are considered illiquid. We intend to seek the maximum extensions (up to July 21, 2022) available to us. However, there is no guarantee that the Federal Reserve Board will grant any of these extensions.
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had, as of June 30, 2015, an aggregate carrying value of approximately $223 million (and an aggregate fair value of $331 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2014 Form 10-K.)

Loans
Loans, net of unearned income decreased by $122.8 million to $14.3 billion at June 30, 2015, compared to $14.4 billion at December 31, 2014. Unearned income was $109.5 million at June 30, 2015 and $104.5 million at December 31, 2014. Total gross loans were $14.4 billion at June 30, 2015, a decrease of $117.8 million, compared to $14.5 billion at December 31, 2014. Period-end loans decreased primarily driven by the repayment of capital call lines during the second quarter of 2015. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$5,026,076	35.0%	$4,996,246	34.5%
Hardware	1,058,436	7.4	1,140,494	7.9
Private equity/venture capital	4,023,832	28.0	4,621,299	31.9
Life science & healthcare	1,489,055	10.4	1,300,727	9.0
Premium wine	192,743	1.3	189,142	1.3
Other	256,405	1.8	236,519	1.6
Total commercial loans	12,046,547	83.9	12,484,427	86.2
Real estate secured loans:
Premium wine	632,626	4.4	607,507	4.2
Consumer	1,340,106	9.3	1,117,661	7.7
Other	33,583	0.2	39,983	0.3
Total real estate secured loans	2,006,315	13.9	1,765,151	12.2
Construction loans	91,436	0.6	78,851	0.5
Consumer loans	226,632	1.6	160,337	1.1
Total gross loans	$14,370,930	100.0	$14,488,766	100.0

Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of June 30, 2015:

	June 30, 2015
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,345,057	$724,562	$1,313,347	$903,331	$739,779	$5,026,076
Hardware	199,964	178,836	154,653	269,405	255,578	1,058,436
Private equity/venture capital	490,766	484,195	955,314	472,906	1,620,651	4,023,832
Life science & healthcare	345,996	303,706	253,745	403,044	182,564	1,489,055
Premium wine	78,434	28,650	55,477	30,182	—	192,743
Other	92,744	24,682	41,059	28,169	69,751	256,405
Commercial loans	2,552,961	1,744,631	2,773,595	2,107,037	2,868,323	12,046,547
Real estate secured loans:
Premium wine	156,914	168,652	210,125	96,935	—	632,626
Consumer	1,152,024	161,226	26,856	—	—	1,340,106
Other	—	—	11,250	22,333	—	33,583
Real estate secured loans	1,308,938	329,878	248,231	119,268	—	2,006,315
Construction loans	22,478	16,081	52,877	—	—	91,436
Consumer loans	79,624	31,993	15	40,000	75,000	226,632
Total gross loans	$3,964,001	$2,122,583	$3,074,718	$2,266,305	$2,943,323	$14,370,930

At June 30, 2015, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $5.2 billion, or 36.3 percent of our portfolio. These loans represented 155 clients, and of these loans, $63.3 million were on nonaccrual status as of June 30, 2015 compared to $27.5 million as of December 31, 2014. The $35.8 million increase in nonaccrual loans greater than $20 million to any single client was attributable to the impairment of one software and internet loan within our sponsor-led buyout portfolio during the second quarter of 2015.
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

At December 31, 2014, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.2 billion, or 42.5 percent of our portfolio. These loans represented 170 clients, and of these loans, $27.5 million were on nonaccrual status as of December 31, 2014.
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life science & healthcare loan portfolios includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 6.0 percent of total gross loans at June 30, 2015, compared to 7.9 percent at December 31, 2014. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalist firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At June 30, 2015, our lending to private equity/venture capital firms represented 28.0 percent of total gross loans, compared to 31.9 percent of total gross loans at December 31, 2014. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At June 30, 2015, sponsor-led buyout loans represented 14.2 percent of total gross loans, compared to 13.2 percent of total gross loans at December 31, 2014. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale, backed by a select group of experienced private equity sponsors' and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants.
At June 30, 2015, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 6.8 percent and 3.1 percent, respectively, of total gross loans, compared to 7.1 percent and 3.8 percent, respectively, at December 31, 2014. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 34.9 percent and 11.3 percent of our outstanding total gross loan balances as of June 30, 2015 were to borrowers based in California and New York, respectively, compared to 34.5 percent and 9.6 percent as of December 31, 2014. Other than California and New York, there are no states with gross loan balances greater than 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2014 Form 10-K.
Credit Quality Indicators
As of June 30, 2015, our criticized and impaired loans represented 6.1 percent of our total gross loans compared to 5.2 percent at December 31, 2014. Our SVB Accelerator practice serves our emerging or early-stage clients. Loans to early stage clients represent a relatively small percentage of our overall portfolio at 6.0 percent of total gross loans. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early stage clients, this situation typically lasts a limited number of weeks and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	June 30, 2015	December 31, 2014
Gross impaired, past due, and restructured loans:
Impaired loans	$100,802	$38,137
Loans past due 90 days or more still accruing interest	47	1,302
Total nonperforming loans	100,849	39,439
OREO and other foreclosed assets	—	561
Total nonperforming assets	$100,849	$40,000
Performing TDRs	$82	$587
Nonperforming loans as a percentage of total gross loans	0.70%	0.27%
Nonperforming assets as a percentage of total assets	0.25	0.10
Allowance for loan losses	$192,644	$165,359
As a percentage of total gross loans	1.34%	1.14%
As a percentage of total gross nonperforming loans	191.02	419.28
Allowance for loan losses for impaired loans	$50,865	$15,051
As a percentage of total gross loans	0.35%	0.10%
As a percentage of total gross nonperforming loans	50.44	38.16
Allowance for loan losses for total gross performing loans	$141,779	$150,308
As a percentage of total gross loans	0.99%	1.04%
As a percentage of total gross performing loans	0.99	1.04
Total gross loans	$14,370,930	$14,488,766
Total gross performing loans	14,270,081	14,449,327
Reserve for unfunded credit commitments (1)	35,617	36,419
As a percentage of total unfunded credit commitments	0.23%	0.25%
Total unfunded credit commitments (2)	$15,808,209	$14,705,785

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans increased to 1.34 percent at June 30, 2015, compared to 1.14 percent at December 31, 2014. This increase was primarily driven by an increase in reserves for loans that were impaired during the second quarter. Our reserve percentage for performing loans was 0.99 percent at June 30, 2015, compared to 1.04 percent at December 31, 2014, reflective of the $179.2 million decrease in period-end gross performing loans.
Our nonperforming loans were $100.8 million at June 30, 2015, compared to $39.4 million at December 31, 2014, consisting of impaired loan balances of $100.8 million and $38.1 million, respectively. Our impaired loan balance increased $62.7 million as a result of $72.7 million in new impaired loans, partially offset by $2.5 million in charge-offs and $7.6 million in repayments. New impaired loans during the second quarter totaled $47.2 million, which was comprised of two software and internet clients, of which one was an asset based loan and the other was a sponsor-led buyout loan. The allowance for loan losses for impaired loans was $50.9 million at June 30, 2015, compared to $15.1 million at December 31, 2014.
Impaired loans at June 30, 2015, included $89.5 million in impairments in our software and internet loan portfolio, of which $74.7 million was attributable to three clients. Impaired loans at December 31, 2014, included $33.3 million in impairments in our software and internet loan portfolio, of which $27.5 million was attributable to one client.
Average impaired loans for the three and six months ended June 30, 2015 were $62.9 million and $51.2 million compared to $26.8 million and $31.3 million for the comparable 2014 periods. The increase in average impaired loans is primarily reflective of an increase in average impaired loans from our software and internet loan portfolio of $37.0 million and $28.0 million for the three and six months ended June 30, 2015, compared to June 30, 2014, respectively. If the impaired loans had not been impaired, $0.9 million and $1.4 million in interest income would have been recorded for the three and six months ended June 30, 2015, compared to $0.4 million and $0.8 million for the comparable 2014 periods.

Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at June 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014	% Change
Derivative assets, gross (1)	$162,405	$157,990	2.8%
Foreign exchange spot contract assets, gross	121,437	51,972	133.7
Accrued interest receivable	97,158	94,180	3.2
FHLB and Federal Reserve Bank stock	46,116	53,496	(13.8)
Accounts receivable	33,705	20,092	67.8
Deferred tax assets (2)	27,436	45,979	(40.3)
Other assets	88,085	131,580	(33.1)
Total accrued interest receivable and other assets	$576,342	$555,289	3.8

(1)	See “Derivatives” section below.

(2)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted during the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $69.5 million was primarily due to an overall increase in activity at period-end.
FHLB and Federal Reserve Bank stock
The decrease of $7.4 million in FHLB and Federal Reserve Bank stock is a result of a decrease in the reserve requirement at the FHLB.
Net Deferred Tax Assets
The decrease of $18.5 million in net deferred tax assets primarily relates to the increase in the fair value of our available-for-sale securities portfolio.
Other Assets
The decrease of $43.5 million in other assets is primarily due to the sale of the assets of SVBIF on April 13, 2015. For more information, refer to Note 8— "Disposal - Assets Held for Sale" of the "Notes to the Consolidated Financial Statements" under Part I, Item 1 in this report.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014	% Change
Assets:
Equity warrant assets	$122,504	$116,604	5.1%
Foreign exchange forward and option contracts	33,986	34,231	(0.7)
Interest rate swaps	3,828	4,609	(16.9)
Client interest rate derivatives	2,087	2,546	(18.0)
Total derivative assets	$162,405	$157,990	2.8
Liabilities:
Foreign exchange forward and option contracts	$(31,028)	$(28,363)	9.4
Client interest rate derivatives	(2,247)	(2,748)	(18.2)
Total derivative liabilities	$(33,275)	$(31,111)	7.0

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science & healthcare industries. At June 30, 2015, we held warrants in 1,587 companies, compared to 1,478 companies at December 31, 2014. Of the 1,587 companies, 25 companies made up approximately 36 percent of the fair value of the portfolio at June 30, 2015. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$124,456	$91,135	$116,604	$103,513
New equity warrant assets	2,846	3,352	5,333	7,431
Non-cash increases in fair value	9,146	9,774	20,110	16,832
Exercised equity warrant assets (1)	(13,830)	(14,927)	(19,137)	(38,355)
Terminated equity warrant assets	(114)	(429)	(406)	(516)
Balance, end of period	$122,504	$88,905	$122,504	$88,905

(1) Includes $12.1 million from the exercise of our FireEye warrants during the six months ended June 30, 2014.

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2015 was $0.4 million and our net exposure at December 31, 2014 was $1.1 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 10- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.

Interest Rate Swaps
For information on our interest rate swaps, see Note 10–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.
Deposits
Deposits were $35.6 billion at June 30, 2015, an increase of $0.4 billion, or 3.7 percent, compared to $34.3 billion at December 31, 2014. The overall increase in deposits was primarily reflective of the increase in non-interest bearing deposits. At June 30, 2015, 22.2 percent of our total deposits were interest-bearing deposits, compared to 28.4 percent at December 31, 2014.
At June 30, 2015, the aggregate balance of time deposit accounts individually equal to or greater than $250,000 totaled $48.0 million, compared to $110.9 million at December 31, 2014. At June 30, 2015, $48.0 million of the time deposit accounts individually equal to or greater than $250,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $2.5 million at June 30, 2015, compared to $7.8 million at December 31, 2014. The decrease was due to a reduction in the amount of collateral held from our counterparties in relation to exposures in our favor on outstanding derivative contracts, primarily our interest rate swap agreement related to our 6.05% Subordinated Notes.
Long-Term Debt
Our long-term debt was $802.5 million at June 30, 2015 and $453.4 million at December 31, 2014. The increase in our long-term debt was due to the issuance of 3.50% Senior Notes during the first quarter of 2015.
As of June 30, 2015, long-term debt included our 3.50% Senior Notes, 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 9–“Short-term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Other Liabilities
A summary of other liabilities at June 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014	% Change
Foreign exchange spot contract liabilities, gross	$210,981	$94,999	122.1%
Accrued compensation	90,262	120,841	(25.3)
Reserve for unfunded credit commitments	35,617	36,419	(2.2)
Derivative liabilities, gross (1)	33,275	31,111	7.0
Other	244,555	200,123	22.2
Total other liabilities	$614,690	$483,493	27.1

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $116.0 million was primarily due to increased client trade activity at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $30.6 million was primarily the result of 2014 incentive compensation payouts during the first quarter of 2015, partially offset by additional accruals for the six months ended June 30, 2015.

Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments decreased to $35.6 million at June 30, 2015, compared to $36.4 million at December 31, 2014, due to a change in the composition of our unfunded credit commitment portfolio, which resulted in a decrease in the reserve rate.
Noncontrolling Interests
Noncontrolling interests totaled $138.4 million and $1.2 billion at June 30, 2015 and December 31, 2014, respectively. The large decrease was due to the deconsolidation of 16 limited partnership entities as part of our adoption of ASU 2015-02 which accounted for $1.1 billion of the decrease. This decrease was slightly offset by net income attributable to noncontrolling interests of $22.2 million for the six months ended June 30, 2015.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$14,818,571	$123,427	$15,008,982	$185,902
As a percentage of total assets	36.8%	0.3%	38.2%	0.5%
Liabilities carried at fair value	$33,275	$—	$31,111	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	99.2%	0.8%	98.8%	1.2%
Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted) and equity warrant assets (shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 15—“Fair Value of Financial Instruments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
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
During the three and six months ended June 30, 2015, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $23.2 million and $43.5 million, primarily due to valuation increases in our equity warrant assets. During the three and six months ended June 30, 2014, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $15.4 million and $144.3 million (which is inclusive of noncontrolling interest).

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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.1 billion at June 30, 2015, an increase of $0.3 billion, or 8.5 percent, compared to $2.8 billion at December 31, 2014. This increase was primarily due to net income of $174.7 million for the six months ended June 30, 2015. Additionally, the increase in the net balance of our accumulated other comprehensive income to $63.9 million from $42.7 million at December 31, 2014, was primarily driven by a $41.6 million increase in the fair value of our fixed income security portfolios ($24.5 million net of tax), which resulted from a decrease in the period-end market interest rates for the six months ended June 30, 2015.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Effective January 1, 2015, SVB Financial and the Bank became subject to a new regulatory capital measure called "Common Equity Tier 1" ("CET 1") and a related regulatory capital ratio of CET 1 to risk-weighted assets implemented under "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2015 and December 31, 2014. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized”, are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	June 30, 2015	December 31, 2014	“Well Capitalized”	“Adequately Capitalized”
SVB Financial: (6)
CET 1 risk-based capital ratio (1)	12.54%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (2)	13.15	12.91	8.0	6.0
Total risk-based capital ratio (2)	14.15	13.92	10.0	8.0
Tier 1 leverage ratio (2)	7.95	7.74	N/A	4.0
Tangible common equity to tangible assets ratio (3)(4)(5)	7.58	7.15	N/A	N/A
Tangible common equity to risk-weighted assets ratio (3)(4)(5)	12.81	12.93	N/A	N/A
Bank:
CET 1 risk-based capital ratio (1)	12.87%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (2)	12.87	11.09	8.0	6.0
Total risk-based capital ratio (2)	13.93	12.12	10.0	8.0
Tier 1 leverage ratio (2)	7.39	6.64	5.0	4.0
Tangible common equity to tangible assets ratio (3)(4)(5)	7.40	6.38	N/A	N/A
Tangible common equity to risk-weighted assets ratio (2)(3)(4)(5)	13.16	11.19	N/A	N/A

(1)
Effective January 1, 2015, CET 1 is a new ratio requirement under the Basel III Capital Rules and represents, common stock, plus related surplus and retained earnings, plus limited amounts of minority interest in the form of common stock, less certain regulatory deductions, divided by total risk-weighted assets.

(2)	Ratios as of June 30, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

(3)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

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

(6)
There were no material changes to any of SVB Financial’s previously-reported capital ratios (common equity tier 1 risk-based capital, tier 1 risk-based capital, total risk-based capital and tier 1 leverage ratios) as of March 31, 2015, after retrospective application of ASU 2015-02 and management's assessment of these ratios under the Basel III Capital Rules. These capital ratios for SVB Financial as of March 31, 2015 continued to exceed minimum regulatory requirements for a “well capitalized” institution.

The total risk-based capital ratio and tier 1 capital and leverage ratios, for SVB Financial increased compared to December 31, 2014. Beneficial changes in SVB Financial's risk-based capital were due primarily to earnings and to a lesser extent, Basel III capital standards on the treatment of certain equity related to our noncontrolling interests. These beneficial changes were offset somewhat by the impact of Basel III risk-weighting standards on unused loan commitments with original maturities less than one year and certain equity investments. For the Bank, the total risk-based capital, tier 1 capital, and leverage ratios as of June 30, 2015 increased compared to the same ratios as of December 31, 2014. This increase was a result of SVB Financial's contribution of capital to the Bank totaling $350 million, which was funded primarily by the net proceeds from the issuance of our 3.50% Senior Notes. The capital contribution from SVB Financial to the Bank provides continued support of our clients' growth. The increases in the Bank's ratios, resulting from the contribution, were partially offset by the impact of the new regulatory requirements related to unused commitments as discussed above. All of our capital ratios are above the levels to be considered “well capitalized" under banking regulations.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, these financial measures should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ending June 30, 2015 and December 31, 2014:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
GAAP SVBFG stockholders’ equity (1)	$3,051,102	$2,813,072	$2,930,554	$2,399,411
Tangible common equity (1)	$3,051,102	$2,813,072	$2,930,554	$2,399,411
GAAP Total assets (1)	$40,236,118	$39,339,950	$39,612,481	$37,607,973
Tangible assets (1)	$40,236,118	$39,339,950	$39,612,481	$37,607,973
Risk-weighted assets (2)	$23,815,512	$21,755,091	$22,277,020	$21,450,480
Tangible common equity to tangible assets (1)	7.58%	7.15%	7.40%	6.38%
Tangible common equity to risk-weighted assets (1) (2)	12.81	12.93	13.16	11.19

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Amounts and ratios as of June 30, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Amounts and ratios for prior periods represent the previous capital rules under Basel I.

The tangible common equity to tangible assets ratio increased for SVB Financial and the Bank due to increases in total equity. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
For SVB Financial, the tangible common equity to risk-weighted assets ratio decreased due to increases in risk-weighted assets, including the impact of the new regulations discussed above, partially offset by increases in common equity. For the Bank, the tangible common equity to risk-weighted assets ratio increased due to increases in tangible common equity, partially offset by increases in risk-weighted assets. These increases were a result of SVB Financial's contribution of capital to the Bank, partially offset by the impact on risk-weighted assets from the new regulatory requirements discussed above.
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 13—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.
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
For further details on our commitments to invest in venture capital and private equity funds, refer to Note 13—“Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives off the balance sheet which may impact deposit levels. At June 30, 2015, our period-end total deposit balances increased by $1.3 billion to $35.6 billion, compared to $34.3 billion at December 31, 2014. The overall increase in deposit balances came primarily from our Accelerator/Early-stage clients resulting from continued venture capital funding activity in 2015.
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
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, cash proceeds from the sale of equity warrants and fund investments and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2014 Form 10-K.

Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2015 and 2014. For further details, see our "Interim Consolidated Statements of Cash Flows (Unaudited)" under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in thousands)	2015	2014
Average cash and cash equivalents	$2,094,365	$3,010,077
Percentage of total average assets	5.4%	10.1%
Net cash provided by operating activities	$205,434	$218,089
Net cash used for investing activities	(910,215)	(5,445,902)
Net cash provided by financing activities	1,519,317	6,338,865
Net increase in cash and cash equivalents	$814,536	$1,111,052
Average cash and cash equivalents decreased by $0.9 billion, or 30.4 percent, to $2.1 billion for the six months ended June 30, 2015, compared to $3.0 billion for the comparable 2014 period. The decrease was primarily due to the deployment of cash into our fixed income investment portfolio and to fund our solid loan growth. Average investments increased by $7.6 billion to $21.3 billion for the six months ended June 30, 2015, compared to $13.7 billion for the comparable 2014 period. Average loans increased $3.3 billion to $14.2 billion for the six months ended June 30, 2015, compared to $10.9 billion for the comparable 2014 period.
Cash provided by operating activities was $205.4 million for the six months ended June 30, 2015, primarily reflective of net income before noncontrolling interests of $196.8 million.
Cash used for investing activities of $910.2 million for the six months ended June 30, 2015 included $2.7 billion for purchases of fixed income securities, partially offset by $1.5 billion from maturities and paydowns from our fixed income securities investments.
Cash provided by financing activities was $1.5 billion for the six months ended June 30, 2015, primarily reflective of a net increase of $1.2 billion in deposits and $346.4 million in proceeds from the issuance of our 3.50% Senior Notes.
Cash and cash equivalents were $2.6 billion at June 30, 2015 and June 30, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark LIBOR/SWAP yield curve. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities which affects the rate of amortization of purchase premiums and discounts. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant compared to interest rate sensitivity risks and no separate quantitative information concerning them is presented herein.
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
Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of changes in market interest rates on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. Changes in market interest rates that affect us are principally short-term interest rates and include the following: (i) National Prime and SVB Prime rates; (ii) 1-month and 3-month LIBOR; and (iii) Fed Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, deposit pricing generally follows overall changes in short-term interest rates.
The following table presents our EVE and NII sensitivity exposure at June 30, 2015 and December 31, 2014 related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
June 30, 2015:
+200	$5,928,348	$1,460,202	32.7%	$1,274,216	$245,158	23.8%
+100	5,225,063	756,917	16.9	1,146,467	117,409	11.4
—	4,468,146	—	—	1,029,058	—	—
-100	4,198,732	(269,414)	(6.0)	987,510	(41,548)	(4.0)
-200	4,358,951	(109,195)	(2.4)	959,037	(70,021)	(6.8)
December 31, 2014:
+200	$6,201,773	$1,237,900	24.9%	$1,242,321	$223,059	21.9%
+100	5,598,887	635,014	12.8	1,124,643	105,381	10.3
—	4,963,873	—	—	1,019,262	—	—
-100	4,927,749	(36,124)	(0.7)	979,982	(39,280)	(3.9)
-200	5,119,636	155,763	3.1	953,556	(65,706)	(6.4)
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
Our base case EVE at June 30, 2015 decreased from December 31, 2014 by $495 million, primarily caused by the change in balance sheet mix and a steeper yield curve due to market conditions. The change in balance sheet mix had a negative impact of $670 million to our base. This negative impact from balance sheet mix was offset by the steeper market yield curve which positively impacted the EVE by $175 million. The drivers of this negative impact were reflective of a $1.3 billion increase in deposits, a $1.1 billion decrease in non-marketable and other securities after adopting new accounting guidance (ASU 2015-02) from January 1, 2015, and a $344 million increase in borrowings. This negative impact was offset by an increase of $1.3 billion in investment securities, and an $829 million increase in cash and cash equivalents period-end balance. EVE sensitivity increased in the simulated upward interest rate movements due to a $3.2 billion increase in noninterest-bearing deposits. In the simulated downward interest rate movements, EVE sensitivity decreased due to higher rates in the long-end of the yield curve increasing the down-rate shock effects for the noninterest-bearing deposits, while the impact from the loan and investment portfolios further offset EVE sensitivity.
12-Month Net Interest Income Simulation
Our estimated 12-month NII at June 30, 2015 increased from December 31, 2014 by $10 million primarily due to the change in balance sheet mix and the steeper yield curve. The NII was positively impacted by the period-end balance decrease of $1.9 billion in interest-bearing deposits and the increase in investment securities, and cash and cash equivalents. This positive impact was negatively offset by an increase in borrowings. NII sensitivity increased slightly in the upward interest rate scenario and remained flat in the downward interest rate scenario. In the simulated upward scenarios, the sensitivity increased slightly due to the change in balance sheet mix between fixed and variable assets at June 30, 2015 as compared to December 31, 2014. In the simulated downward scenarios, sensitivity remained relatively flat for the loan and investment securities due to rates being at or near their floors in the current rate environment.
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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 16–“Legal Matters” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.
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

SVB Financial Group

Date: August 7, 2015	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 7, 2015	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications					*
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Furnished herewith