Form 10-Q
period 2015-09-30
SVB FINANCIAL GROUP
filed 2015-11-06
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2015, 51,493,211 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
LIBOR – London Interbank Offered Rate
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value and share data)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$1,674,145	$1,796,062
Available-for-sale securities, at fair value (cost of $15,167,233 and $13,497,945, respectively)	15,307,661	13,540,655
Held-to-maturity securities, at cost (fair value of $8,367,003 and $7,415,656, respectively)	8,306,526	7,421,042
Non-marketable and other securities (1)	650,555	1,728,140
Total investment securities	24,264,742	22,689,837
Loans, net of unearned income	15,314,580	14,384,276
Allowance for loan losses	(197,507)	(165,359)
Net loans	15,117,073	14,218,917
Premises and equipment, net of accumulated depreciation and amortization	94,652	79,845
Accrued interest receivable and other assets (1)	580,370	553,208
Total assets	$41,730,982	$39,337,869
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$28,658,963	$24,583,682
Interest-bearing deposits	8,390,454	9,759,817
Total deposits	37,049,417	34,343,499
Short-term borrowings	3,756	7,781
Other liabilities	566,370	483,493
Long-term debt	797,211	451,362
Total liabilities	38,416,754	35,286,135
Commitments and contingencies (Note 13 and Note 16)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 51,488,985 shares and 50,924,925 shares outstanding, respectively	51	51
Additional paid-in capital	1,171,649	1,120,350
Retained earnings (1)	1,906,135	1,649,967
Accumulated other comprehensive income	97,064	42,704
Total SVBFG stockholders’ equity	3,174,899	2,813,072
Noncontrolling interests	139,329	1,238,662
Total equity	3,314,228	4,051,734
Total liabilities and total equity	$41,730,982	$39,337,869

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015 (2)	2014
Interest income:
Loans	$174,993	$153,292	$507,746	$449,144
Investment securities:
Taxable	87,609	73,540	253,496	191,384
Non-taxable	707	772	2,220	2,362
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,482	1,722	4,071	5,301
Total interest income	264,791	229,326	767,533	648,191
Interest expense:
Deposits	1,158	2,961	4,283	8,933
Borrowings	8,973	5,800	25,894	17,400
Total interest expense	10,131	8,761	30,177	26,333
Net interest income	254,660	220,565	737,356	621,858
Provision for loan losses	33,403	16,610	66,368	19,051
Net interest income after provision for loan losses	221,257	203,955	670,988	602,807
Noninterest income:
Gains on investment securities, net	18,768	5,644	77,006	172,236
Gains on derivative instruments, net	10,244	26,538	66,290	63,480
Foreign exchange fees	22,995	17,911	63,037	53,035
Credit card fees	14,536	10,909	40,841	31,440
Deposit service charges	12,272	10,126	34,309	29,344
Lending related fees	7,561	6,029	23,746	18,208
Client investment fees	5,683	3,814	15,429	10,751
Letters of credit and standby letters of credit fees	5,341	4,557	15,315	11,507
Other	11,077	(5,361)	22,315	14,601
Total noninterest income	108,477	80,167	358,288	404,602
Noninterest expense:
Compensation and benefits	109,345	99,932	350,030	302,259
Professional services	21,137	26,081	58,834	68,383
Premises and equipment	12,356	12,631	36,800	36,267
Business development and travel	8,028	10,022	28,904	29,465
Net occupancy	8,548	7,437	24,010	22,436
FDIC and state assessments	6,954	4,587	18,705	13,660
Correspondent bank fees	3,070	3,278	9,775	9,755
Provision for unfunded credit commitments	1,047	2,225	249	5,533
Other (1)	14,270	13,568	42,101	33,355
Total noninterest expense (1)	184,755	179,761	569,408	521,113
Income before income tax expense (1)	144,979	104,361	459,868	486,296
Income tax expense (1)	57,017	40,207	175,057	137,431
Net income before noncontrolling interests (1)	87,962	64,154	284,811	348,865
Net income attributable to noncontrolling interests	(6,229)	(177)	(28,419)	(142,985)
Net income available to common stockholders (1)	$81,733	$63,977	$256,392	$205,880
Earnings per common share—basic (1)	$1.59	$1.26	$5.00	$4.26
Earnings per common share—diluted	1.57	1.24	4.94	4.18

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Amounts for the nine months ended September 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income before noncontrolling interests (1) (2)	$87,962	$64,154	$284,811	$348,865
Other comprehensive (loss) income, net of tax:
Change in cumulative translation gains:
Foreign currency translation gains (losses)	(102)	(2,259)	2,588	(638)
Related tax benefit (expense)	87	935	(1,054)	281
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains (losses)	58,902	(48,724)	100,468	62,669
Related tax (expense) benefit	(24,200)	19,716	(41,224)	(25,292)
Reclassification adjustment for (gains) losses included in net income	(13)	990	(2,750)	17,411
Related tax expense (benefit)	6	(400)	1,111	(7,030)
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	—	—	37,700
Related tax expense	—	—	—	(15,178)
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity	(2,565)	(2,996)	(7,997)	(4,043)
Related tax benefit	1,032	1,206	3,218	1,628
Other comprehensive income (loss), net of tax	33,147	(31,532)	54,360	67,508
Comprehensive income	121,109	32,622	339,171	416,373
Comprehensive income attributable to noncontrolling interests (2)	(6,229)	(177)	(28,419)	(142,985)
Comprehensive income attributable to SVBFG	$114,880	$32,445	$310,752	$273,388

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Amounts for the nine months ended September 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2013 (As Reported)	45,800,418	$46	$624,256	$1,390,732	$(48,764)	$1,966,270	$1,113,058	$3,079,328
Cumulative effective of adopting ASU 2014-01 (1)	—	—	—	(4,635)	—	(4,635)	—	(4,635)
Balance at December 31, 2013 (As Revised)	45,800,418	$46	$624,256	$1,386,097	$(48,764)	$1,961,635	$1,113,058	$3,074,693
Common stock issued under employee benefit plans, net of restricted stock cancellations	504,766	—	13,878	—	—	13,878	—	13,878
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	7,973	—	—	7,973	—	7,973
Net income (1)	—	—	—	205,880	—	205,880	142,985	348,865
Capital calls and distributions, net	—	—	—	—	—	—	(37,984)	(37,984)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	47,758	47,758	—	47,758
Cumulative-effect for unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	22,522	22,522	—	22,522
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(2,415)	(2,415)	—	(2,415)
Foreign currency translation adjustments, net of tax	—	—	—	—	(357)	(357)	—	(357)
Common stock issued in public offering	4,485,000	5	434,861	—	—	434,866	—	434,866
Share-based compensation expense	—	—	22,479	—	—	22,479	$—	22,479
Balance at September 30, 2014 (1)	50,820,946	$51	$1,107,337	$1,591,977	$18,744	$2,718,109	$1,218,059	$3,936,168
Balance at December 31, 2014 (1)	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	536,635	—	14,712	—	—	14,712	—	14,712
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	10,813	—	—	10,813	—	10,813
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(1,069,437)	(1,069,437)
Net income	—	—	—	256,392	—	256,392	28,419	284,811
Capital calls and distributions, net	—	—	—	—	—	—	(58,315)	(58,315)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	57,605	57,605	—	57,605
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(4,779)	(4,779)	—	(4,779)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,534	1,534	—	1,534
Share-based compensation expense	—	—	22,262	—	—	22,262	—	22,262
Other, net	—	—	—	(224)	—	(224)	—	(224)
Balance at September 30, 2015	51,488,985	$51	$1,171,649	$1,906,135	$97,064	$3,174,899	$139,329	$3,314,228

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$284,811	$348,865
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	66,368	19,051
Provision for unfunded credit commitments	249	5,533
Changes in fair values of derivatives, net	(42,295)	2,028
Gains on investment securities, net	(77,006)	(172,236)
Depreciation and amortization (1)	28,504	29,273
Amortization of premiums and discounts on investment securities, net	14,659	18,700
Amortization of share-based compensation	24,174	22,285
Amortization of deferred loan fees	(64,275)	(59,550)
Pre-tax net gain on SVBIF sale transaction	(1,287)	—
Deferred income tax expense (benefit)	3,131	(18,916)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(6,312)	(17,488)
Accounts receivable and payable, net	(13,159)	(12,890)
Income tax payable and receivable, net (1)	(29,398)	(14,234)
Accrued compensation	(7,702)	(24,241)
Foreign exchange spot contracts, net	7,522	97,357
Other, net	57,445	12,837
Net cash provided by operating activities	245,429	236,374
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,911,486)	(8,060,750)
Proceeds from sales of available-for-sale securities	7,762	26,926
Proceeds from maturities and pay downs of available-for-sale securities	1,238,950	1,352,369
Purchases of held-to-maturity securities	(2,057,030)	(1,577,634)
Proceeds from maturities and pay downs of held-to-maturity securities	1,153,363	327,913
Purchases of non-marketable and other securities (cost and equity method accounting)	(15,856)	(47,923)
Proceeds from sales and distributions of non-marketable and other securities (cost and equity method accounting)	79,575	47,478
Purchases of non-marketable and other securities (fair value accounting)	(5,611)	(182,247)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	77,289	264,389
Net increase in loans	(911,694)	(1,103,447)
Proceeds from recoveries of charged-off loans	5,119	5,313
Effect of deconsolidation of noncontrolling interest	15,995	—
Purchases of premises and equipment	(37,465)	(29,332)
Net proceeds from SVBIF sale transaction (2)	39,284	—
Net cash used for investing activities	(3,321,805)	(8,976,945)
Cash flows from financing activities:
Net increase in deposits	2,626,379	8,650,156
Net (decrease) increase in short-term borrowings	(4,025)	1,550
Net distributions to noncontrolling interests	(58,315)	(37,984)
Tax benefit from stock exercises	10,813	7,973
Proceeds from issuance of common stock, ESPP, and ESOP	18,224	17,768
Net proceeds from public equity offering	—	434,866
Proceeds from issuance of 3.50% Senior Notes	346,431	—
Net cash provided by financing activities	2,939,507	9,074,329
Net (decrease) increase in cash and cash equivalents	(136,869)	333,758
Cash and cash equivalents at beginning of period (1) (2)	1,811,014	1,538,779
Cash and cash equivalents at end of period (1)	$1,674,145	$1,872,537
Supplemental disclosures:
Cash paid during the period for:
Interest	$62,129	$30,259
Income taxes	182,479	154,746
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$57,605	$47,758
Distributions of stock from investments	24,778	21,385
Transfers from available-for-sale securities to held-to-maturity	—	5,418,572

(1)
Cash flows for the nine months ended September 30, 2015 were revised to reflect the adoption of ASU 2015-02 as of January 1, 2015 and cash flows for the nine months ended September 30, 2014 were revised to reflect the retrospective application of our adoption of ASU 2014-01.

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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).
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
In April 2015, the FASB issued a new accounting standard (ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. The guidance will be effective for annual and quarterly periods beginning on January 1, 2016, with early adoption permitted. We early adopted this guidance in the third quarter of 2015 using the retrospective method, which required the restatement of prior period results. The adoption of this guidance impacted our statement of financial position, but had no impact on our results of operations or retained earnings. We reclassified $5.1 million and $2.1 million of debt issuance costs from other assets to a direct deduction from the carrying amounts of long-term debt for the periods ended September 30, 2015, and December 31, 2014, respectively.
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
For prior periods, pursuant to ASU 2014-01, (i) amortization expense related to our low income housing tax credits was reclassified from Other noninterest expense to Income tax expense, (ii) additional amortization, net of the associated tax benefits, was recognized in Income tax expense as a result of our adoption of the proportional amortization method and (iii) net deferred tax assets, related to our low income housing tax investments, were written-off. The cumulative effect to retained earnings as of January 1, 2015 of adopting this guidance was a reduction of $4.7 million, inclusive of a $4.6 million reduction to retained earnings as of January 1, 2014. Our previously reported net income and diluted earnings per share for the three and nine months ended September 30, 2014 were not materially impacted by the adoption of ASU 2014-01.

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
Reclassifications
Certain prior period amounts, including amounts related to the adoption of ASU 2014-01, ASU 2015-02 and ASU 2015-03, have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2015 and 2014:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Income Statement Location	2015	2014	2015	2014
Reclassification adjustment for (gains) losses included in net income	Gains (losses) on investment securities, net	$(13)	$990	$(2,750)	$17,411
Related tax expense (benefit)	Income tax expense	6	(400)	1,111	(7,030)
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(7)	$590	$(1,639)	$10,381

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income available to common stockholders (1)	$81,733	$63,977	$256,392	$205,880
Denominator:
Weighted average common shares outstanding-basic	51,479	50,752	51,254	48,281
Weighted average effect of dilutive securities:
Stock options and ESPP	382	534	411	580
Restricted stock units	187	285	213	339
Denominator for diluted calculation	52,048	51,571	51,878	49,200
Earnings per common share:
Basic (1)	$1.59	$1.26	$5.00	$4.26
Diluted	$1.57	$1.24	$4.94	$4.18

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2015	2014	2015	2014
Stock options	142	241	169	140
Restricted stock units	1	1	—	2
Total	143	242	169	142

3.	Share-Based Compensation
For the three and nine months ended September 30, 2015 and 2014, we recorded share-based compensation and related tax benefits as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Share-based compensation expense	$8,188	$7,520	$24,174	$22,285
Income tax benefit related to share-based compensation expense	(3,051)	(2,676)	(8,381)	(7,351)
Unrecognized Compensation Expense
As of September 30, 2015, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$12,756	2.45
Restricted stock units	41,726	2.64
Total unrecognized share-based compensation expense	$54,482
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2014	1,394,888	$66.03
Granted	122,120	129.30
Exercised	(311,575)	51.34
Forfeited	(22,008)	84.40
Expired	(1,520)	48.76
Outstanding at September 30, 2015	1,181,905	76.12	4.00	$48,295,069
Vested and expected to vest at September 30, 2015	1,145,732	75.24	3.95	47,717,566
Exercisable at September 30, 2015	656,191	60.34	3.01	36,230,256
The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $115.54 as of September 30, 2015. The total intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $2.2 million and $24.0 million, respectively, compared to $7.7 million and $18.4 million for the comparable 2014 periods.

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	614,666	$79.92
Granted	231,205	129.22
Vested	(211,652)	74.02
Forfeited	(19,292)	88.51
Nonvested at September 30, 2015	614,927	101.01

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of September 30, 2015:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs (1)	Maximum Exposure to Loss in Unconsolidated VIEs
September 30, 2015:
Assets:
Cash and cash equivalents	$18,769	$—	$—
Non-marketable and other securities (2)	204,555	341,065	341,065
Accrued interest receivable and other assets	375	—	—
Total assets	$223,699	$341,065	$341,065
Liabilities:
Other liabilities	421	—	—
Accrued expenses and other liabilities (2)	—	65,305	—
Total liabilities	$421	$65,305	$—

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

(2)	Included in our non-marketable and other securities portfolio are investments in qualified affordable housing projects of $125.5 million and related unfunded commitments of $65.3 million.
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
As of September 30, 2015, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $223.3 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $341.1 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Cash and due from banks (1)	$1,454,538	$1,694,329
Securities purchased under agreements to resell (2)	214,484	95,611
Other short-term investment securities	5,123	6,122
Total cash and cash equivalents	$1,674,145	$1,796,062

(1)
At September 30, 2015 and December 31, 2014, $639 million and $861 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $429 million and $440 million, respectively.

(2)
At September 30, 2015 and December 31, 2014, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $219 million and $98 million, respectively. None of these securities received as collateral were sold or pledged as of September 30, 2015 or December 31, 2014.

6.	Investment Securities
Our investment securities portfolio consists of i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$10,103,580	$93,458	$(13)	$10,197,025
U.S. agency debentures	2,902,479	40,502	(13)	2,942,968
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,513,691	10,652	(6,641)	1,517,702
Agency-issued collateralized mortgage obligations—variable rate	641,057	4,231	—	645,288
Equity securities	6,426	216	(1,964)	4,678
Total available-for-sale securities	$15,167,233	$149,059	$(8,631)	$15,307,661

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. treasury securities	$7,289,135	$17,524	$(4,386)	$7,302,273
U.S. agency debentures	3,540,055	30,478	(8,977)	$3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,884,450	14,851	(14,458)	1,884,843
Agency-issued collateralized mortgage obligations—variable rate	779,103	5,372	—	784,475
Equity securities	5,202	2,628	(322)	7,508
Total available-for-sale securities	$13,497,945	$70,853	$(28,143)	$13,540,655

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of September 30, 2015:

	September 30, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. treasury securities	$51,576	$(13)	$—	$—	$51,576	$(13)
U.S. agency debentures	17,424	(13)	—	—	17,424	(13)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	230,141	(465)	396,781	(6,176)	626,922	(6,641)
Equity securities	3,222	(1,964)			3,222	(1,964)
Total temporarily impaired securities: (1)	$302,363	$(2,455)	$396,781	$(6,176)	$699,144	$(8,631)

(1)
As of September 30, 2015, we identified a total of 43 investments that were in unrealized loss positions, of which 18 investments totaling $396.8 million with unrealized losses of $6.2 million have been in an impaired position for a period of time greater than 12 months. As of September 30, 2015, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of September 30, 2015, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as available-for-sale as of September 30, 2015. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. treasury securities and U.S. Agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	September 30, 2015
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. treasury securities	$10,197,025	1.16%	$953,659	0.45%	$8,806,490	1.20%	$436,876	1.75%	$—	—%
U.S. agency debentures	2,942,968	1.63	821,073	1.73	1,971,243	1.53	150,652	2.49	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,517,702	1.96	—	—	—	—	570,403	2.50	947,299	1.65
Agency-issued collateralized mortgage obligations - variable rate	645,288	0.71	—	—	—	—	—	—	645,288	0.71
Total	$15,302,983	1.31	$1,774,732	1.04	$10,777,733	1.26	$1,157,931	2.21	$1,592,587	1.27

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$545,753	$11,923	$—	$557,676
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,457,328	18,925	(1,005)	2,475,248
Agency-issued collateralized mortgage obligations—fixed rate	4,045,172	24,146	(5,372)	4,063,946
Agency-issued collateralized mortgage obligations—variable rate	109,478	577	—	110,055
Agency-issued commercial mortgage-backed securities	1,073,160	12,449	(309)	1,085,300
Municipal bonds and notes	75,635	36	(893)	74,778
Total held-to-maturity securities	$8,306,526	$68,056	$(7,579)	$8,367,003

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$405,899	$4,589	$(38)	$410,450
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,799,923	5,789	(2,320)	2,803,392
Agency-issued collateralized mortgage obligations—fixed rate	3,185,109	4,521	(14,885)	3,174,745
Agency-issued collateralized mortgage obligations—variable rate	131,580	371	—	131,951
Agency-issued commercial mortgage-backed securities	814,589	1,026	(3,800)	811,815
Municipal bonds and notes	83,942	18	(657)	83,303
Total held-to-maturity securities	$7,421,042	$16,314	$(21,700)	$7,415,656

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of September 30, 2015:

	September 30, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$308,687	$(438)	$23,732	$(567)	$332,419	$(1,005)
Agency-issued collateralized mortgage obligations—fixed rate	705,362	(5,264)	8,945	(108)	714,307	(5,372)
Agency-issued commercial mortgage-backed securities	—	—	42,179	(309)	42,179	(309)
Municipal bonds and notes	29,712	(235)	32,706	(658)	62,418	(893)
Total temporarily impaired securities (1):	$1,043,761	$(5,937)	$107,562	$(1,642)	$1,151,323	$(7,579)

(1)
As of September 30, 2015, we identified a total of 157 investments that were in unrealized loss positions, 63 of which have been in an impaired position for a period of time greater than 12 months. As of September 30, 2015, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of September 30, 2015, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of September 30, 2015. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35%. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. Agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	September 30, 2015
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$545,753	2.69%		—%	$—	—%	$545,753	2.69%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,457,328	2.43	—	—	39,527	2.38	674,584	2.20	1,743,217	2.52
Agency-issued collateralized mortgage obligations - fixed rate	4,045,172	1.70	—	—	—	—	—	—	4,045,172	1.70
Agency-issued collateralized mortgage obligations - variable rate	109,478	0.65	—	—	—	—	—	—	109,478	0.65
Agency-issued commercial mortgage-backed securities	1,073,160	2.12	—	—	—	—	—	—	1,073,160	2.12
Municipal bonds and notes	75,635	6.05	4,711	5.58	29,083	5.95	35,698	6.14	6,143	6.35
Total	$8,306,526	2.06	$4,711	5.58	$68,610	3.89	$1,256,035	2.53	$6,977,170	1.95

Non-marketable and Other Securities
The components of our non-marketable and other investment securities portfolio at September 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Non-marketable and other securities (1):
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (2)	$154,660	$1,130,882
Other venture capital investments (3)	3,390	71,204
Other securities (fair value accounting) (4)	779	108,251
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	84,197	—
Debt funds	21,217	26,672
Other investments	119,731	116,002
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (6)	123,550	140,551
Other investments (7)	17,499	13,423
Investments in qualified affordable housing projects, net (7)	125,532	121,155
Total non-marketable and other securities	$650,555	$1,728,140

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

(2)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and our ownership percentage of each fund at September 30, 2015 and December 31, 2014 (fair value accounting):

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$23,229	12.6%	$24,645	12.6%
SVB Strategic Investors Fund II, LP (i)	—	—	97,250	8.6
SVB Strategic Investors Fund III, LP (i)	—	—	269,821	5.9
SVB Strategic Investors Fund IV, LP (i)	—	—	291,291	5.0
Strategic Investors Fund V Funds (i)	—	—	226,111	Various
Strategic Investors Fund VI Funds (i)	—	—	89,605	—
SVB Capital Preferred Return Fund, LP	61,869	20.0	62,110	20.0
SVB Capital—NT Growth Partners, LP	62,818	33.0	61,973	33.0
SVB Capital Partners II, LP (i)	—	—	302	5.1
Other private equity fund (ii)	6,744	58.2	7,774	58.2
Total venture capital and private equity fund investments	$154,660		$1,130,882

(i)
Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(ii)
At September 30, 2015, we had a direct ownership interest of 41.5 percent in other private equity funds and an indirect ownership interest of 12.6 percent through our ownership interest of SVB Capital—NT Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of SVB Capital Preferred Return Fund, LP.

(3)
The following table shows the amounts of other venture capital investments held by the following funds and our ownership percentage of each fund at September 30, 2015 and December 31, 2014 (fair value accounting):

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$3,390	10.7%	$3,291	10.7%
SVB Capital Partners II, LP (i)	—	—	20,481	5.1
Capital Partners III, LP (i)	—	—	41,055	—
SVB Capital Shanghai Yangpu Venture Capital Fund (i)	—	—	6,377	6.8
Total other venture capital investments	$3,390		$71,204

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

(5)	The following table shows the carrying value and our ownership percentage of each investment at September 30, 2015 and December 31, 2014 (equity method accounting):

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
SVB Strategic Investors Fund II, LP (i)	$11,204	8.6%	$—	—%
SVB Strategic Investors Fund III, LP (i)	24,781	5.9	—	—
SVB Strategic Investors Fund IV, LP (i)	25,542	5.0	—	—
Other venture capital and private equity fund investments (i)	22,670	Various	—	—
Total venture capital and private equity fund investments	84,197		—
Debt funds:
Gold Hill Capital 2008, LP (ii)	$17,662	15.5	$21,294	15.5
Other debt funds	3,555	Various	5,378	Various
Total debt funds	21,217		26,672
Other investments:
China Joint Venture investment	79,299	50.0	79,569	50.0
Other investments	40,432	Various	36,433	Various
Total other investments	$119,731		$116,002

(i)
Represents funds previously consolidated and reported under fair value accounting in (2) above prior to adoption of ASU 2015-02 during the second quarter of 2015. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(ii)	At September 30, 2015, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)
Represents investments in 270 and 281 funds (primarily venture capital funds) at September 30, 2015 and December 31, 2014, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $124 million and $244 million, respectively, as of September 30, 2015. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $141 million and $234 million, respectively, as of December 31, 2014.

(7)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Investments in qualified affordable housing projects, net	$125,532	$121,155
Accrued expenses and other liabilities	65,305	65,921

The following table presents other information relating to our investments in qualified affordable housing projects for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Tax credits and other tax benefits recognized	$4,780	$3,087	$11,207	$9,312
Amortization expense included in provision for income taxes (i)	2,011	1,246	7,549	5,971

(i)	All investments are amortized using the proportional amortization method and are included in provision for income taxes.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$46	$45	$2,971	$642
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	6,746	69,044	24,767	268,483
Other venture capital investments	15	6,779	198	11,334
Other securities (fair value accounting)	40	5,444	9,108	136,010
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	7,655	275	22,111	1,284
Debt funds	379	1,037	2,067	4,076
Other investments	1,282	927	2,147	3,635
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	5,624	2,641	21,101	7,706
Other investments	—	19	576	5,174
Total gross gains on investment securities	21,787	86,211	85,046	438,344
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(33)	(1,035)	(221)	(18,052)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(1,148)	(25,584)	(2,695)	(76,243)
Other venture capital investments	—	(1,233)	(52)	(3,274)
Other securities (fair value accounting)	(325)	(52,264)	(1,117)	(166,051)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(914)	(115)	(1,351)	(231)
Debt funds	(1)	(64)	(589)	(457)
Other investments	(460)	—	(1,470)	(759)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(132)	(272)	(530)	(781)
Other investments	(6)	—	(15)	(260)
Total gross losses on investment securities	(3,019)	(80,567)	(8,040)	(266,108)
Gains on investment securities, net	$18,768	$5,644	$77,006	$172,236

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
For the three months ended September 30, 2015 and 2014, includes OTTI losses of $0.1 million from the declines in value for 4 of the 270 investments and $0.3 million from the declines in value for 5 of the 281 investments, respectively. For the nine months ended September 30, 2015 and 2014, includes OTTI losses of $0.4 million from the declines in value for 19 of the 270 investments and $0.7 million from the declines in value for 22 of the 281 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

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
The composition of loans, net of unearned income of $115 million and $104 million at September 30, 2015 and December 31, 2014, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial loans:
Software and internet	$5,272,825	$4,954,676
Hardware	962,295	1,131,006
Private equity/venture capital	4,571,102	4,582,906
Life science & healthcare	1,598,362	1,289,904
Premium wine	193,712	187,568
Other	295,550	234,551
Total commercial loans	12,893,846	12,380,611
Real estate secured loans:
Premium wine (1)	633,248	606,753
Consumer loans (2)	1,444,067	1,118,115
Other	38,043	39,651
Total real estate secured loans	2,115,358	1,764,519
Construction loans	92,551	78,626
Consumer loans	212,825	160,520
Total loans, net of unearned income (3)	$15,314,580	$14,384,276

(1)	Included in our premium wine portfolio are gross construction loans of $119 million and $112 million at September 30, 2015 and December 31, 2014, respectively.

(2)	Consumer loans secured by real estate at September 30, 2015 and December 31, 2014 were comprised of the following:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Loans for personal residence	$1,225,794	$918,629
Loans to eligible employees	149,612	133,568
Home equity lines of credit	68,661	65,918
Consumer loans secured by real estate	$1,444,067	$1,118,115

(3)	Included within our total loan portfolio are credit card loans of $186 million and $131 million at September 30, 2015 and December 31, 2014, respectively.

Credit Quality
The composition of loans, net of unearned income of $115 million and $104 million at September 30, 2015 and December 31, 2014, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial loans:
Software and internet	$5,272,825	$4,954,676
Hardware	962,295	1,131,006
Private equity/venture capital	4,571,102	4,582,906
Life science & healthcare	1,598,362	1,289,904
Premium wine	826,960	794,321
Other	426,144	352,828
Total commercial loans	13,657,688	13,105,641
Consumer loans:
Real estate secured loans	1,444,067	1,118,115
Other consumer loans	212,825	160,520
Total consumer loans	1,656,892	1,278,635
Total loans, net of unearned income	$15,314,580	$14,384,276

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
September 30, 2015:
Commercial loans:
Software and internet	$9,729	$1,168	$169	$11,066	$5,244,198	$169
Hardware	620	1,021	—	1,641	965,511	—
Private equity/venture capital	410	—	—	410	4,611,543	—
Life science & healthcare	377	729	—	1,106	1,566,185	—
Premium wine	295	—	—	295	827,709	—
Other	—	8	—	8	429,145	—
Total commercial loans	11,431	2,926	169	14,526	13,644,291	169
Consumer loans:
Real estate secured loans	—	—	—	—	1,443,011	—
Other consumer loans	1,313	—	—	1,313	211,339	—
Total consumer loans	1,313	—	—	1,313	1,654,350	—
Total gross loans excluding impaired loans	12,744	2,926	169	15,839	15,298,641	169
Impaired loans	—	1,798	8,295	10,093	105,368	—
Total gross loans	$12,744	$4,724	$8,464	$25,932	$15,404,009	$169
December 31, 2014:
Commercial loans:
Software and internet	$10,989	$1,627	$52	$12,668	$4,950,291	$52
Hardware	13,424	126	—	13,550	1,124,423	—
Private equity/venture capital	40,773	—	—	40,773	4,580,526	—
Life science & healthcare	738	786	—	1,524	1,298,728	—
Premium wine	—	—	—	—	795,345	—
Other	178	3	—	181	354,939	—
Total commercial loans	66,102	2,542	52	68,696	13,104,252	52
Consumer loans:
Real estate secured loans	1,592	341	1,250	3,183	1,114,286	1,250
Other consumer loans	—	—	—	—	160,212	—
Total consumer loans	1,592	341	1,250	3,183	1,274,498	1,250
Total gross loans excluding impaired loans	67,694	2,883	1,302	71,879	14,378,750	1,302
Impaired loans	598	1,293	22,320	24,211	13,926	—
Total gross loans	$68,292	$4,176	$23,622	$96,090	$14,392,676	$1,302

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
September 30, 2015:
Commercial loans:
Software and internet	$64,792	$—	$64,792	$89,471
Hardware	3,586	177	3,763	3,802
Private equity/venture capital	—	—	—	—
Life science & healthcare	45,389	—	45,389	45,904
Premium wine	—	1,201	1,201	1,716
Other	157	—	157	157
Total commercial loans	113,924	1,378	115,302	141,050
Consumer loans:
Real estate secured loans	—	159	159	1,399
Other consumer loans	—	—	—	—
Total consumer loans	—	159	159	1,399
Total	$113,924	$1,537	$115,461	$142,449
December 31, 2014:
Commercial loans:
Software and internet	$33,287	$—	$33,287	$34,218
Hardware	1,403	1,118	2,521	2,535
Private equity/venture capital	—	—	—	—
Life science & healthcare	475	—	475	2,453
Premium wine	—	1,304	1,304	1,743
Other	233	—	233	233
Total commercial loans	35,398	2,422	37,820	41,182
Consumer loans:
Real estate secured loans	—	192	192	1,412
Other consumer loans	125	—	125	305
Total consumer loans	125	192	317	1,717
Total	$35,523	$2,614	$38,137	$42,899

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Average impaired loans:
Commercial loans:
Software and internet	$77,156	$10,651	$54,543	$13,690
Hardware	2,796	1,540	1,944	8,140
Life science & healthcare	17,184	333	6,526	636
Premium wine	1,213	1,364	1,245	1,398
Other	3,132	674	3,498	1,383
Total commercial loans	101,481	14,562	67,756	25,247
Consumer loans:
Real estate secured loans	162	212	180	224
Other consumer loans	—	261	55	375
Total consumer loans	162	473	235	599
Total average impaired loans	$101,643	$15,035	$67,991	$25,846
The following tables summarize the activity relating to our allowance for loan losses for the three and nine months ended September 30, 2015 and 2014, broken out by portfolio segment:

Three months ended September 30, 2015 (dollars in thousands)	Beginning Balance June 30, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2015
Commercial loans:
Software and internet	$106,728	$(24,815)	$195	$5,958	$88,066
Hardware	20,472	—	240	(70)	20,642
Private equity/venture capital	29,276	—	—	3,166	32,442
Life science & healthcare	17,233	(117)	50	19,793	36,959
Premium wine	4,409	—	—	253	4,662
Other	5,894	(4,186)	89	2,976	4,773
Total commercial loans	184,012	(29,118)	574	32,076	187,544
Consumer loans	8,632	—	4	1,327	9,963
Total allowance for loan losses	$192,644	$(29,118)	$578	$33,403	$197,507

Three months ended September 30, 2014 (dollars in thousands)	Beginning Balance June 30, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2014
Commercial loans:
Software and internet	$53,239	$(6,907)	$790	$11,078	$58,200
Hardware	24,780	(2,643)	113	2,491	24,741
Private equity/venture capital	19,004	—	—	845	19,849
Life science & healthcare	10,597	—	53	1,591	12,241
Premium wine	3,546	(35)	—	710	4,221
Other	3,218	(1,072)	1,306	(530)	2,922
Total commercial loans	114,384	(10,657)	2,262	16,185	122,174
Consumer loans	6,344	—	118	425	6,887
Total allowance for loan losses	$120,728	$(10,657)	$2,380	$16,610	$129,061

Nine months ended September 30, 2015 (dollars in thousands)	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2015
Commercial loans:
Software and internet	$80,981	$(26,980)	$1,239	$32,826	$88,066
Hardware	25,860	(4,049)	3,049	(4,218)	20,642
Private equity/venture capital	27,997	—	—	4,445	32,442
Life science & healthcare	15,208	(3,336)	129	24,958	36,959
Premium wine	4,473	—	7	182	4,662
Other	3,253	(4,974)	559	5,935	4,773
Total commercial loans	157,772	(39,339)	4,983	64,128	187,544
Consumer loans	7,587	—	136	2,240	9,963
Total allowance for loan losses	$165,359	$(39,339)	$5,119	$66,368	$197,507

Nine months ended September 30, 2014 (dollars in thousands)	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance September 30, 2014
Commercial loans:
Software and internet	$64,084	$(18,932)	$1,023	$12,025	$58,200
Hardware	36,553	(15,230)	2,070	1,348	24,741
Private equity/venture capital	16,385	—	—	3,464	19,849
Life science & healthcare	11,926	(930)	341	904	12,241
Premium wine	3,914	(35)	238	104	4,221
Other	3,680	(3,062)	1,316	988	2,922
Total commercial loans	136,542	(38,189)	4,988	18,833	122,174
Consumer loans	6,344	—	325	218	6,887
Total allowance for loan losses	$142,886	$(38,189)	$5,313	$19,051	$129,061

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of September 30, 2015 and December 31, 2014, broken out by portfolio segment:

	September 30, 2015				December 31, 2014
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$25,260	$64,792	$62,806	$5,208,033	$13,695	$33,287	$67,286	$4,921,389
Hardware	1,100	3,763	19,542	958,532	1,133	2,521	24,727	1,128,485
Private equity/venture capital	—	—	32,442	4,571,102	—	—	27,997	4,582,906
Life science & healthcare	19,739	45,389	17,220	1,552,973	121	475	15,087	1,289,429
Premium wine	—	1,201	4,662	825,759	—	1,304	4,473	793,017
Other	157	157	4,616	425,987	71	233	3,182	352,595
Total commercial loans	46,256	115,302	141,288	13,542,386	15,020	37,820	142,752	13,067,821
Consumer loans	—	159	9,963	1,656,733	31	317	7,556	1,278,318
Total	$46,256	$115,461	$151,251	$15,199,119	$15,051	$38,137	$150,308	$14,346,139

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

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)	Pass	Performing (Criticized)	Impaired	Total
September 30, 2015:
Commercial loans:
Software and internet	$4,802,522	$452,742	$64,792	$5,320,056
Hardware	834,067	133,085	3,763	970,915
Private equity/venture capital	4,611,953	—	—	4,611,953
Life science & healthcare	1,446,972	120,319	45,389	1,612,680
Premium wine	804,411	23,593	1,201	829,205
Other	417,459	11,694	157	429,310
Total commercial loans	12,917,384	741,433	115,302	13,774,119
Consumer loans:
Real estate secured loans	1,433,926	9,085	159	1,443,170
Other consumer loans	211,366	1,286	—	212,652
Total consumer loans	1,645,292	10,371	159	1,655,822
Total gross loans	$14,562,676	$751,804	$115,461	$15,429,941
December 31, 2014:
Commercial loans:
Software and internet	$4,611,253	$351,706	$33,287	$4,996,246
Hardware	945,998	191,975	2,521	1,140,494
Private equity/venture capital	4,615,231	6,068	—	4,621,299
Life science & healthcare	1,165,266	134,986	475	1,300,727
Premium wine	774,962	20,383	1,304	796,649
Other	346,153	8,967	233	355,353
Total commercial loans	12,458,863	714,085	37,820	13,210,768
Consumer loans:
Real estate secured loans	1,112,396	5,073	192	1,117,661
Other consumer loans	158,162	2,050	125	160,337
Total consumer loans	1,270,558	7,123	317	1,277,998
Total gross loans	$13,729,421	$721,208	$38,137	$14,488,766
TDRs
As of September 30, 2015 we had thirteen TDRs with a total carrying value of $91.3 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were less than $0.5 million of unfunded commitments available for funding to the clients associated with these TDRs as of September 30, 2015. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Loans modified in TDRs:
Commercial loans:
Software and internet	$57,766	$3,784
Hardware	2,301	1,118
Life science & healthcare	29,529	—
Premium wine	1,202	1,891
Other	518	233
Total commercial loans	91,316	7,026
Consumer loans:
Other consumer loans	—	125
Total consumer loans	—	125
Total	$91,316	$7,151
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Loans modified in TDRs during the period:
Commercial loans:
Software and internet (1)	$51,749	$496	$57,766	$7,848
Hardware	—	—	2,031	—
Life science & healthcare	29,530	—	29,530	—
Premium wine	—	—	—	614
Other	518	—	518	—
Total loans modified in TDRs during the period (1)	$81,797	$496	$89,845	$8,462

(1)
There were partial charge-offs of two loans classified as TDRs in our software and internet loan portfolio for $22.4 million during the three and nine months ended September 30, 2015 and no partial charge-offs during the three and nine months ended September 30, 2014.

During the three and nine months ended September 30, 2015, new TDRs of $81.8 million and $89.8 million were modified through payment deferrals granted to our clients.
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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2015. There were no loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2014.

	Three months ended September 30,	Nine months ended September 30,
(Dollars in thousands)	2015	2015
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software and internet	$11,107	$17,124
Hardware	2,031	2,031
Life science & healthcare	958	958
Total TDRs modified within the previous 12 months that defaulted in the period	$14,096	$20,113
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of September 30, 2015.

8.	Disposal - Assets Held-for-Sale
At December 31, 2014, we had assets held-for-sale of $44.3 million related to our agreement to sell all of the outstanding capital stock of the Bank’s subsidiary, SVB India Finance Private Limited, a non-banking financial company in India (“SVBIF”) to Temasek, a Singapore investment company. The sale was completed on April 13, 2015 and no held-for-sale operations remain at September 30, 2015.

9.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at September 30, 2015 and December 31, 2014:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at September 30, 2015	September 30, 2015	December 31, 2014
Short-term borrowings:
Other short-term borrowings	(1)		$3,756	$7,781
Total short-term borrowings			$3,756	$7,781
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$346,591	$—
5.375% Senior Notes	September 15, 2020	350,000	346,878	346,477
6.05% Subordinated Notes (2)	June 1, 2017	45,964	49,028	50,040
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,714	54,845
Total long-term debt			$797,211	$451,362

(1)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

(2)
At September 30, 2015 and December 31, 2014, included in the carrying value of our 6.05% Subordinated Notes was an interest rate swap valued at $3.5 million and $4.6 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to long-term debt was $9.0 million and $25.9 million for the three and nine months ended September 30, 2015, and $5.8 million and $17.4 million for the three and nine months ended September 30, 2014. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of September 30, 2015 was 0.11 percent.

3.50% Senior Notes
On January 29, 2015, the Company issued $350 million of 3.50% Senior Notes due in January 2025 (“3.50% Senior Notes”). We received net proceeds from this offering of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at September 30, 2015 was $346.6 million, which is reflective of $3.0 million of debt issuance costs and a $0.3 million discount.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of September 30, 2015, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at September 30, 2015 totaled $1.3 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at September 30, 2015 totaled $920 million, all of which was unused and available to support additional borrowings.

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
Currency Exchange Risk
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk associated with the net difference between foreign currency denominated assets and liabilities. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Gains or losses from changes in currency rates on foreign currency denominated instruments are included in other noninterest income, a component of noninterest income. We may experience ineffectiveness in the economic hedging relationship, because the instruments are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income. Additionally, through our global banking operations we maintain customer deposits denominated in a variety of global currencies, which are used to fund certain loans in these currencies to limit our exposure to currency fluctuations.
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
The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at September 30, 2015 and December 31, 2014 were as follows:

		September 30, 2015				December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$3,485	$—	$3,485	$45,964	$4,609	$2,970	$1,639
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	17,038	594	—	594	200,957	5,050	2,441	2,609
Foreign exchange forwards	Other liabilities	37,609	(1,075)	—	(1,075)	6,226	(489)	—	(489)
Net exposure			(481)	—	(481)		4,561	2,441	2,120
Other derivative instruments:
Equity warrant assets	Other assets	208,270	130,091	—	130,091	197,878	116,604	—	116,604
Other derivatives:
Client foreign exchange forwards	Other assets	733,204	32,431	3,756	28,675	801,487	28,954	2,370	26,584
Client foreign exchange forwards	Other liabilities	695,403	(27,618)	—	(27,618)	774,355	(27,647)	—	(27,647)
Client foreign currency options	Other assets	28,390	246	—	246	34,926	227	—	227
Client foreign currency options	Other liabilities	28,390	(246)	—	(246)	34,926	(227)	—	(227)
Client interest rate derivatives	Other assets	459,614	5,164	—	5,164	387,410	2,546	—	2,546
Client interest rate derivatives	Other liabilities	459,614	(5,719)	—	(5,719)	387,410	(2,748)	—	(2,748)
Net exposure			4,258	3,756	502		1,105	2,370	(1,265)
Net			$137,353	$3,756	$133,597		$126,879	$7,781	$119,098

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2015 remain at investment grade or higher and there were no material changes in their credit ratings during the three and nine months ended September 30, 2015.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Statement of income location	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$631	$638	$1,903	$1,915
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(8)	(12)	(22)	(37)
Net gains associated with interest rate risk derivatives		$623	$626	$1,881	$1,878
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of foreign currency instruments	Other noninterest income	$186	$(12,640)	$(11,667)	$(12,347)
(Losses) gains on internal foreign exchange forward contracts, net	Net gains on derivative instruments	(218)	12,529	11,626	12,038
Net losses associated with currency risk		$(32)	$(111)	$(41)	$(309)
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$10,685	$13,157	$54,579	$50,859
Gains on client foreign exchange forward contracts, net	Net gains on derivative instruments	$179	$886	$459	$1,358
Net losses on other derivatives (1)	Net gains on derivative instruments	$(394)	$(22)	$(352)	$(738)

(1)	Primarily represents the change in fair value of loan conversion options.
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of September 30, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015
Derivative Assets:
Interest rate swaps	$3,485	$—	$3,485	$(3,485)	$—	$—
Foreign exchange forwards	33,025	—	33,025	(19,373)	(3,756)	9,896
Foreign currency options	322	(76)	246	(152)	—	94
Client interest rate derivatives	5,164	—	5,164	(5,164)	—	—
Total derivative assets:	41,996	(76)	41,920	(28,174)	(3,756)	9,990
Reverse repurchase, securities borrowing, and similar arrangements	214,484	—	214,484	(214,484)	—	—
Total	$256,480	$(76)	$256,404	$(242,658)	$(3,756)	$9,990
December 31, 2014
Derivative Assets:
Interest rate swaps	$4,609	$—	$4,609	$(1,639)	$(2,970)	$—
Foreign exchange forwards	34,004	—	34,004	(17,843)	(4,811)	11,350
Foreign currency options	501	(274)	227	(144)	—	83
Client interest rate derivatives	2,546	—	2,546	(2,546)	—	—
Total derivative assets:	41,660	(274)	41,386	(22,172)	(7,781)	11,433
Reverse repurchase, securities borrowing, and similar arrangements	95,611	—	95,611	(95,611)	—	—
Total	$137,271	$(274)	$136,997	$(117,783)	$(7,781)	$11,433
The following table summarizes our liabilities subject to enforceable master netting arrangements as of September 30, 2015 and December 31, 2014:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2015
Derivative Liabilities:
Foreign exchange forwards	$28,693	$—	$28,693	$(10,329)	$—	$18,364
Foreign currency options	322	(76)	246	(94)	—	152
Client interest rate derivatives	5,719	—	5,719	(5,719)	—	—
Total derivative liabilities:	34,734	(76)	34,658	(16,142)	—	18,516
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$34,734	$(76)	$34,658	$(16,142)	$—	$18,516
December 31, 2014
Derivative Liabilities:
Foreign exchange forwards	$28,136	$—	$28,136	$(16,808)	$—	$11,328
Foreign currency options	501	(274)	227	(83)	—	144
Client interest rate derivatives	2,748	—	2,748	(2,748)	—	—
Total derivative liabilities:	31,385	(274)	31,111	(19,639)	—	11,472
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$31,385	$(274)	$31,111	$(19,639)	$—	$11,472

11.	Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Fund management fees	$4,074	$3,574	$11,657	$9,888
Service-based fee income	1,931	2,180	6,450	6,459
Gains (losses) on revaluation of foreign currency instruments (1)	186	(12,640)	(11,667)	(12,347)
Other (2) (3)	4,886	1,525	15,875	10,601
Total other noninterest income	$11,077	$(5,361)	$22,315	$14,601

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

(3)
Amount for the nine months ended September 30, 2015 has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

A summary of other noninterest expense for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Lending and other client related processing costs	$3,608	$3,215	$10,861	$8,160
Telephone	2,224	1,931	6,727	5,217
Data processing services	2,083	2,229	5,274	6,497
Postage and supplies	728	763	2,220	2,248
Dues and publications	521	719	1,803	1,852
Other (1)	5,106	4,711	15,216	9,381
Total other noninterest expense (2)	$14,270	$13,568	$42,101	$33,355

(1)
Amount for the nine months ended September 30, 2015 has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three and nine months ended September 30, 2015 and 2014 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended September 30, 2015
Net interest income	$217,929	$11,667	$1	$25,063	$254,660
Provision for loan losses	(32,076)	(1,327)	—	—	(33,403)
Noninterest income	68,517	506	17,332	22,122	108,477
Noninterest expense (3)	(135,504)	(2,703)	(3,745)	(42,803)	(184,755)
Income before income tax expense (4)	$118,866	$8,143	$13,588	$4,382	$144,979
Total average loans, net of unearned income	$13,031,928	$1,669,858	$—	214,866	$14,916,652
Total average assets (5)	40,211,915	1,273,823	334,045	199,441	42,019,224
Total average deposits	36,149,772	1,041,773	—	191,522	37,383,067
Three months ended September 30, 2014
Net interest income	$187,184	$7,344	$12	$26,025	$220,565
Provision for loan losses	(16,185)	(425)	—	—	(16,610)
Noninterest income	57,714	491	1,064	20,898	80,167
Noninterest expense (3)	(127,050)	(2,574)	(3,036)	(47,101)	(179,761)
Income before income tax expense (4)	$101,663	$4,836	$(1,960)	$(178)	$104,361
Total average loans, net of unearned income	$10,022,333	$1,189,976	$—	227,212	$11,439,521
Total average assets (5)	31,916,581	1,128,938	302,949	1,247,597	34,596,065
Total average deposits	28,795,499	877,701	—	53,084	29,726,284
Nine months ended September 30, 2015
Net interest income	$625,618	$32,499	$3	$79,236	$737,356
Provision for loan losses	(64,128)	(2,240)	—	—	(66,368)
Noninterest income	197,740	1,498	57,919	101,131	358,288
Noninterest expense (3)	(415,245)	(8,589)	(10,935)	(134,639)	(569,408)
Income before income tax expense (4)	$343,985	$23,168	$46,987	$45,728	$459,868
Total average loans, net of unearned income	$12,721,208	$1,529,095	$—	181,482	$14,431,785
Total average assets (5)	37,954,846	1,659,981	335,136	(38,438)	39,911,525
Total average deposits	34,125,675	1,125,345	—	162,333	35,413,353
Nine months ended September 30, 2014
Net interest income	$540,533	$23,529	$55	$57,741	$621,858
(Provision for) reduction of loan losses	(18,833)	(218)	—	—	(19,051)
Noninterest income	169,376	1,121	35,617	198,488	404,602
Noninterest expense (3)	(369,587)	(7,709)	(8,815)	(135,002)	(521,113)
Income before income tax expense (4)	$321,489	$16,723	$26,857	$121,227	$486,296
Total average loans, net of unearned income	$9,766,870	$1,119,618	$—	211,909	$11,098,397
Total average assets (5)	28,924,331	1,026,678	328,048	1,123,895	31,402,952
Total average deposits	26,020,715	805,167	—	56,231	26,882,113

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

(3)
The Global Commercial Bank segment includes direct depreciation and amortization of $4.7 million and $5.4 million for the three months September 30, 2015 and 2014, respectively, and $14.4 million and $15.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,393,396	$1,591,408
Variable interest rate commitments	13,302,099	11,860,039
Total loan commitments available for funding	14,695,495	13,451,447
Commercial and standby letters of credit (2)	1,391,812	1,254,338
Total unfunded credit commitments	$16,087,307	$14,705,785
Commitments unavailable for funding (3)	$2,141,183	$1,868,489
Maximum lending limits for accounts receivable factoring arrangements (4)	1,084,623	1,044,548
Reserve for unfunded credit commitments (5)	36,631	36,419

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at September 30, 2015. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,251,147	$68,343	$1,319,490	$1,319,490
Performance standby letters of credit	50,220	10,209	60,429	60,429
Commercial letters of credit	11,893	—	11,893	11,893
Total	$1,313,260	$78,552	$1,391,812	$1,391,812

Deferred fees related to financial and performance standby letters of credit were $8.9 million at September 30, 2015 and $8.4 million at December 31, 2014. At September 30, 2015, collateral in the form of cash of $587.5 million and available-for-sale securities of $0.6 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at September 30, 2015:

Our Ownership in Venture Capital and Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	935	—	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,275	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V Funds	515	177	Various
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Debt funds	73,830	—	Various
Other fund investments (3)	299,977	12,064	Various
Total	$486,692	$19,351

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

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

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at September 30, 2015:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Capital Preferred Return Fund, LP	4,673
SVB Capital—NT Growth Partners, LP	3,878
Other private equity fund	77
Total	$10,878

14.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as major tax filings. Our U.S. federal tax returns for 2012 and subsequent years remain open to full examination. Our California tax returns for 2010 and subsequent tax years remain open to full examination. Massachusetts tax returns for 2011 and subsequent years remain open to full examination.

At September 30, 2015, our unrecognized tax benefit was $3.5 million, the recognition of which would reduce our income tax expense by $2.3 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and nine months ended September 30, 2015.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2015
Assets
Available-for-sale securities:
U.S. treasury securities	$10,197,025	$—	$—	$10,197,025
U.S. agency debentures	—	2,942,968	—	2,942,968
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,517,702	—	1,517,702
Agency-issued collateralized mortgage obligations - variable rate	—	645,288	—	645,288
Equity securities	691	3,987	—	4,678
Total available-for-sale securities	10,197,716	5,109,945	—	15,307,661
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	154,660
Other venture capital investments	—	—	3,390	3,390
Other securities	779	—	—	779
Total non-marketable and other securities (fair value accounting)	779	—	3,390	158,829
Other assets:
Interest rate swaps	—	3,485	—	3,485
Foreign exchange forward and option contracts	—	33,271	—	33,271
Equity warrant assets	—	1,648	128,443	130,091
Client interest rate derivatives	—	5,164	—	5,164
Total assets (2)	$10,198,495	$5,153,513	$131,833	$15,638,501
Liabilities
Foreign exchange forward and option contracts	$—	$28,939	$—	$28,939
Client interest rate derivatives	—	5,719	—	5,719
Total liabilities	$—	$34,658	$—	$34,658

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

(2)
Included in Level 1 and Level 3 assets are $0.6 million and $3 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$3,390	$15	$—	$—	$—	$(15)	$—	$3,390
Total non-marketable and other securities (fair value accounting) (1)	3,390	15	—	—	—	(15)	—	3,390
Other assets:
Equity warrant assets (2)	120,037	11,551	—	(6,215)	3,057	499	(486)	128,443
Total assets	$123,427	$11,566	$—	$(6,215)	$3,057	$484	$(486)	$131,833
Three months ended September 30, 2014
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$43,747	$5,546	$6,304	$(11,122)	$—	$(612)	$—	$43,863
Other securities (fair value accounting)	5,808	—	—	—	—	—	(5,808)	—
Total non-marketable and other securities (fair value accounting) (1)	49,555	5,546	6,304	(11,122)	—	(612)	(5,808)	43,863
Other assets:
Equity warrant assets (2)	87,151	13,805	—	(10,564)	2,932	510	(437)	93,397
Total assets	$136,706	$19,351	$6,304	$(21,686)	$2,932	$(102)	$(6,245)	$137,260
Nine months ended September 30, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (3)	$3,291	$146	$—	$(32)	$—	$(15)	$—	$3,390
Total non-marketable and other securities (fair value accounting) (1)	3,291	146	—	(32)	—	(15)	—	3,390
Other assets:
Equity warrant assets (2)	114,698	54,884	—	(48,374)	7,607	1,249	(1,621)	128,443
Total assets	$117,989	$55,030	$—	$(48,406)	$7,607	$1,234	$(1,621)	$131,833
Nine months ended September 30, 2014
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$32,839	$8,060	$22,800	$(15,561)	$—	$(4,149)	$(126)	$43,863
Other securities (fair value accounting)	319,249	104,310	—	(46,840)	—	3,417	(380,136)	—
Total non-marketable and other securities (fair value accounting) (1)	352,088	112,370	22,800	(62,401)	—	(732)	(380,262)	43,863
Other assets:
Equity warrant assets (2)	99,891	51,325	—	(67,201)	9,098	1,718	(1,434)	93,397
Total assets	$451,979	$163,695	$22,800	$(129,602)	$9,098	$986	$(381,696)	$137,260

(1)	Realized and unrealized gains (losses) are recorded in the line items “gains on investment securities, net” a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.

(3)	Beginning balance was adjusted to conform with our adoption of the new accounting standard (ASU 2015-02), Amendments to the Consolidation Analysis (Topic 820).

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Non-marketable and other securities (fair value accounting):
Other venture capital investments	—	(1,231)	158	78
Other securities	—	—	—	78,967
Total non-marketable and other securities (fair value accounting) (1)	—	(1,231)	158	79,045
Other assets:
Equity warrant assets (2)	9,115	6,911	21,597	17,777
Total unrealized gains, net	$9,115	$5,680	$21,755	$96,822
Unrealized gains (losses) attributable to noncontrolling interests	$—	$(1,137)	$141	$72,574

(1)	Unrealized gains (losses) are recorded in the line items “gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “gains on derivative instruments, net”, a component of noninterest income.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at September 30, 2015 and December 31, 2014. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)		Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
September 30, 2015:
Other venture capital investments (fair value accounting)		$3,390	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	—	4,795	Modified Black-Scholes option pricing model	Volatility	39.4%
	—			Risk-Free interest rate	1.5%
				Sales restrictions discount (2)	14.2%
Equity warrant assets (private portfolio)		123,648	Modified Black-Scholes option pricing model	Volatility	37.1%
				Risk-Free interest rate	0.7%
				Marketability discount (3)	17.3%
				Remaining life assumption (4)	45.0%
December 31, 2014:
Other venture capital investments (fair value accounting)		$71,204	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)		1,681	Modified Black-Scholes option pricing model	Volatility	42.6%
				Risk-Free interest rate	1.7%
				Sales restrictions discount (2)	17.8%
Equity warrant assets (private portfolio)		113,017	Modified Black-Scholes option pricing model	Volatility	38.3%
				Risk-Free interest rate	0.9%
				Marketability discount (3)	20.0%
				Remaining life assumption (4)	45.0%

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At September 30, 2015, the weighted average contractual remaining term was 5.67 years, compared to our estimated remaining life of 2.55 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and nine months ended September 30, 2015 and 2014, we did not have any material transfers between Level 2 and Level 1. We did not have any transfers from Level 3 to Level 1 for the nine months ended September 30, 2015. Transfers from Level 3 to Level 1 for the nine months ended September 30, 2014 included $380.3 million as a result of the expiration of lock-up and other restrictions on certain of our other securities.
All other transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2015 and 2014 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at September 30, 2015 and December 31, 2014. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2015 and December 31, 2014:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
September 30, 2015:
Financial assets:
Cash and cash equivalents	$1,674,145	$1,674,145	$1,674,145	$—	$—
Held-to-maturity securities	8,306,526	8,367,003	—	8,367,003	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	112,984	115,359	—	—	115,359
Non-marketable securities (cost and equity method) accounting measured at net asset value (1)	253,210	374,353	—	—	—
Net commercial loans	13,470,144	13,547,022	—	—	13,547,022
Net consumer loans	1,646,929	1,618,492	—	—	1,618,492
FHLB and Federal Reserve Bank stock	46,116	46,116	—	—	46,116
Accrued interest receivable	98,453	98,453	—	98,453	—
Financial liabilities:
Other short-term borrowings	3,756	3,756	3,756	—	—
Non-maturity deposits (2)	36,977,199	36,977,199	36,977,199	—	—
Time deposits	72,218	72,218	—	72,218	—
3.50% Senior Notes	346,591	342,125	—	342,125	—
5.375% Senior Notes	346,878	391,286	—	391,286	—
6.05% Subordinated Notes (3)	49,028	51,000	—	51,000	—
7.0% Junior Subordinated Debentures	54,714	52,557	—	52,557	—
Accrued interest payable	4,992	4,992	—	4,992	—
Off-balance sheet financial assets:
Commitments to extend credit	—	28,805	—	—	28,805
December 31, 2014:
Financial assets:
Cash and cash equivalents	$1,796,062	$1,796,062	$1,796,062	$—	$—
Held-to-maturity securities	7,421,042	7,415,656	—	7,415,656	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	108,221	107,451	—	—	107,451
Non-marketable securities (cost and equity method) accounting measured at net asset value (1)	188,427	283,119	—	—	—
Net commercial loans	12,947,869	13,082,487	—	—	13,082,487
Net consumer loans	1,271,048	1,247,336	—	—	1,247,336
FHLB and Federal Reserve Bank stock	53,496	53,496	—	—	53,496
Accrued interest receivable	94,180	94,180	—	94,180	—
Financial liabilities:
Other short-term borrowings	7,781	7,781	7,781	—	—
Non-maturity deposits (2)	34,215,372	34,215,372	34,215,372	—	—
Time deposits	128,127	128,107	—	128,107	—
5.375% Senior Notes	346,477	392,616	—	392,616	—
6.05% Subordinated Notes (3)	50,040	53,537	—	53,537	—
7.0% Junior Subordinated Debentures	54,845	52,990	—	52,990	—
Accrued interest payable	6,998	6,998	—	6,998	—
Off-balance sheet financial assets:
Commitments to extend credit	—	29,097	—	—	29,097

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

(3)
At September 30, 2015 and December 31, 2014, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $3.5 million and $4.6 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2015:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$154,660	$154,660	$10,878
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	84,197	84,197	4,989
Debt funds (2)	21,217	22,326	—
Other investments (2)	24,246	24,246	886
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	123,550	243,584	9,381
Total	$407,870	$529,013	$26,134

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science & healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $111 million and $8 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
During the nine months ended September 30, 2015, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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
Reclassifications
Certain prior period amounts, including amounts related to the adoption of ASU 2014-01, ASU 2015-02 and ASU 2015-03, have been reclassified to conform to current period presentations.
Management’s Overview of Third Quarter 2015 Performance
Overall, we had a solid third quarter in 2015, which was reflective of continued growth in total client funds, healthy average loan growth, higher core fee income, solid venture capital investment and warrant gains, and stable credit quality of our overall loan portfolio despite an increase in our loan loss provision, and a higher level of gross charge-offs. We continued to perform well as a result of our focus on innovation companies and their investors, continued positive business conditions for our clients, and our efforts to secure client relationships. We had net income available to common stockholders of $81.7 million and diluted EPS of $1.57 for the third quarter of 2015. This compares to net income of $64.0 million and diluted EPS of $1.24 in the third quarter of 2014. In the third quarter of 2015, we experienced solid growth in net interest income as a result of the increase in interest earned from our loan and fixed income investment portfolios. These increases are reflective of an increase in average loans of $3.5 billion and average investments of $4.7 billion, driven by our significant deposit growth. Our total client funds, which consist of on-balance sheet deposits and off-balance sheet client investment funds, also significantly increased, reflecting growth from our existing and new clients. Noninterest expense increased $5.0 million primarily from increases in compensation and benefits and FDIC and state assessments of $9.4 million and $2.4 million, respectively, offset by decreases in professional services and business development and travel expenses of $4.9 million and $2.0 million, respectively.
Third quarter 2015 results (compared to the third quarter 2014, where applicable) included:

▪
Continued strong growth in our lending business with average loan balances of $14.9 billion, an increase of $3.5 billion, or 30.4 percent. Period-end loan balances were $15.3 billion, an increase of $3.3 billion, or 27.4 percent.

▪
Average investment securities, excluding non-marketable and other securities, of $22.9 billion, an increase of $4.7 billion, or 25.7 percent. Period-end investment securities, excluding non-marketable and other securities, of $23.6 billion, an increase of $3.6 billion, or 18.1 percent.

▪	Average deposit balances of $37.4 billion, an increase of $7.7 billion, or 25.8 percent. Period-end deposit balances of $37.0 billion, an increase of $5.9 billion, or 19.0 percent.

▪
Average total client funds (comprised of on-balance sheet deposits and off-balance sheet client investment funds) were $79.4 billion, an increase of $18.6 billion, or 30.7 percent. Period-end total client funds were $80.6 billion, an increase of $18.3 billion, or 29.5 percent.

▪
Net interest income (fully taxable equivalent basis) of $255.0 million, an increase of $34.1 million, or 15.4 percent, primarily due to an increase in interest income from fixed income investment securities and loans, attributable to growth in average investment and loan balances of $4.7 billion and $3.5 billion, respectively, driven by the average deposit growth mentioned above.

▪
Net interest margin of 2.50 percent, compared to 2.73 percent, primarily due to a 67 basis point decrease in the overall yield of our loan portfolio and a 9 basis point decrease in our fixed income investment portfolio yield. These decreases were primarily a result of the shift in the mix of our overall loan portfolio into higher credit quality, lower yielding loans, the overall low rate market environment and increased competition in the marketplace.

▪
Provision for loan losses of $33.4 million, compared to $16.6 million. The provision of $33.4 million was primarily driven by an increase of $17.8 million of additional specific reserves on two newly impaired loans, $10.4 million from the increase in period-end loan balances and an additional $3.8 million for the unreserved portion of a large charge-off during the quarter.

▪
Non-GAAP core fee income (deposit service charges, letters of credit fees, credit card fees, lending related fees, client investment fees, and foreign exchange fees) of $68.4 million, an increase of $15.0 million, or 28.2 percent, primarily reflective of increased client utilization of our foreign exchange services and credit card and payment products. (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income").

▪
Net gains on investment securities of $18.8 million, compared to net gains of $5.6 million. [Non-GAAP net gains on investment securities, net of noncontrolling interests were $12.7 million, compared to net losses of $1.1 million (See non-GAAP reconciliation under the section "Results of Operations—Noninterest Income—Gains on Investment Securities, Net"). Net gains, net of noncontrolling interests, were primarily driven by $6.8 million gains from our strategic and other investments, reflective of strong distributions from our strategic venture capital fund investments and gains of $6.0 million from our managed fund of funds, primarily related to unrealized valuation increases.

▪
Net gains on equity warrant assets of $10.7 million, a decrease of $2.5 million, or 18.8 percent, compared to $13.2 million. The gains of $10.7 million primarily included $8.9 million from changes in warrant valuations and net gains of $2.2 million from the exercise of equity warrant assets.

▪
Noninterest expense of $184.8 million, an increase of $5.0 million, or 2.8 percent. This increase was primarily driven by a $9.4 million increase in compensation and benefits. The increase in compensation and benefits was primarily due to increased salaries and wages as a result of an increase in average FTEs. Average FTEs increased by 9.7 percent to 2,030 for the three months ended September 30, 2015, compared to 1,850 FTEs for the comparable 2014 period.

A summary of our performance for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands, except per share data, employees and ratios)	2015	2014	% Change		2015	2014	% Change

Diluted earnings per common share (1)	$1.57	$1.24	26.6%		$4.94	$4.18	18.2%
Net income available to common stockholders (1)	81,733	63,977	27.8		256,392	205,880	24.5
Net interest income	254,660	220,565	15.5		737,356	621,858	18.6
Net interest margin	2.50%	2.73%	(23)	bps	2.57%	2.87%	(30)	bps
Provision for loan losses	$33,403	$16,610	101.1		$66,368	$19,051	NM
Noninterest income (2)	108,477	80,167	35.3		358,288	404,602	(11.4)%
Noninterest expense (1) (2)	184,755	179,761	2.8%		569,408	521,113	9.3
Non-GAAP core fee income (3)	68,388	53,346	28.2		192,677	154,285	24.9
Non-GAAP noninterest income, net of noncontrolling interests (1) (2) (3)	102,134	75,256	35.7		329,225	248,298	32.6
Non-GAAP noninterest expense, net of noncontrolling interests (1) (2) (4)	184,639	175,018	5.5		568,758	507,782	12.0
Balance Sheet:
Average available-for-sale securities	$15,035,114	$12,446,821	20.8%		$14,140,044	$12,698,395	11.4%
Average held-to-maturity securities	7,878,963	5,775,602	36.4		7,697,302	2,544,256	NM
Average loans, net of unearned income (2)	14,916,652	11,439,521	30.4		14,431,785	11,098,397	30.0
Average noninterest-bearing demand deposits (2)	28,791,728	21,502,469	33.9		26,909,422	19,302,107	39.4
Average interest-bearing deposits	8,591,339	8,223,815	4.5		8,503,931	7,580,006	12.2
Average total deposits	37,383,067	29,726,284	25.8		35,413,353	26,882,113	31.7
Earnings Ratios:
Return on average assets (annualized) (1) (2) (6)	0.77%	0.73%	5.5%		0.86%	0.88%	(2.3)%
Return on average SVBFG stockholders’ equity (annualized) (1) (7)	10.35	9.30	11.3		11.34	11.37	(0.3)
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.28%	1.07%	21	bps	1.28%	1.07%	21	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	0.99	1.05	(6)		0.99	1.05	(6)
Gross loan charge-offs as a % of average total gross loans (annualized)	0.77	0.37	40		0.36	0.46	(10)
Net loan charge-offs as a % of average total gross loans (annualized)	0.75	0.28	47		0.31	0.39	(8)
Capital Ratios:
CET 1 risk-based capital ratio (8)	12.48%	—%	—	bps	12.48%	—%	—	bps
Tier 1 risk-based capital ratio (8)	13.07	14.03	(96)		13.07	14.03	(96)
Total risk-based capital ratio (8)	14.05	14.97	(92)		14.05	14.97	(92)
Tier 1 leverage ratio (8)	7.67	8.22	(55)		7.67	8.22	(55)
Tangible common equity to tangible assets (1) (9)	7.61	7.54	7		7.61	7.54	7
Tangible common equity to risk-weighted assets (1) (8) (9)	12.87	13.95	(108)		12.87	13.95	(108)
Bank CET 1 risk-based capital ratio (8)	12.79	—	—		12.79	—	—
Bank tier 1 risk-based capital ratio (8)	12.79	12.11	68		12.79	12.11	68
Bank total risk-based capital ratio (8)	13.85	13.06	79		13.85	13.06	79
Bank tier 1 leverage ratio (8)	7.13	7.05	8		7.13	7.05	8
Bank tangible common equity to tangible assets (1) (9)	7.42	6.75	67		7.42	6.75	67
Bank tangible common equity to risk-weighted assets (1) (8) (9)	13.21	12.12	109		13.21	12.12	109
Other Ratios:
GAAP operating efficiency ratio (1) (10)	50.88%	59.77%	(14.9)%		51.97%	50.77%	2.4%
Non-GAAP operating efficiency ratio (1) (3)	51.69	59.08	(12.5)		53.27	58.27	(8.6)
Book value per common share (1) (11)	$61.66	$53.48	15.3		$61.66	$53.48	15.3
Other Statistics:
Average full-time equivalent employees	2,030	1,850	9.7%		1,981	1,784	11.0%
Period-end full-time equivalent employees	2,054	1,881	9.2		2,054	1,881	9.2

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

(7)
Ratios as of September 30, 2015 reflect the adoption of the rules implementing the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act ("Basel III Capital Rules") in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

(8)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(9)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(10)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no other significant changes during the nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2014 Form 10-K.
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

	2015 Compared to 2014			2015 Compared to 2014
	Three months ended September 30, increase (decrease) due to change in			Nine months ended September 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$83	$(323)	$(240)	$(1,239)	$9	$(1,230)
Fixed income investment portfolio (taxable)	15,366	(1,297)	14,069	63,772	(1,660)	62,112
Fixed income investment portfolio (non-taxable)	(122)	21	(101)	(126)	(92)	(218)
Loans, net of unearned income	40,792	(19,091)	21,701	117,277	(58,675)	58,602
Increase (decrease) in interest income, net	56,119	(20,690)	35,429	179,684	(60,418)	119,266
Interest expense:
NOW deposits	20	(245)	(225)	77	(421)	(344)
Money market deposits	65	(1,530)	(1,465)	460	(4,457)	(3,997)
Money market deposits in foreign offices	(4)	(2)	(6)	1	(53)	(52)
Time deposits	(38)	(30)	(68)	(96)	(66)	(162)
Sweep deposits in foreign offices	(5)	(34)	(39)	24	(119)	(95)
Total increase (decrease) in deposits expense	38	(1,841)	(1,803)	466	(5,116)	(4,650)
Short-term borrowings	—	3	3	—	28	28
3.50% Senior Notes	3,138	—	3,138	8,401	—	8,401
5.375% Senior Notes	3	4	7	9	12	21
Junior Subordinated Debentures	(2)	(1)	(3)	(8)	(17)	(25)
6.05% Subordinated Notes	(5)	33	28	(15)	84	69
Total increase in borrowings expense	3,134	39	3,173	8,387	107	8,494
Increase (decrease) in interest expense, net	3,172	(1,802)	1,370	8,853	(5,009)	3,844
Increase (decrease) in net interest income	$52,947	$(18,888)	$34,059	$170,831	$(55,409)	$115,422
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended September 30, 2015 and 2014
Net interest income increased by $34.1 million to $255.0 million for the three months ended September 30, 2015, compared to $221.0 million for the comparable 2014 period. Overall, we saw an increase in our net interest income primarily from increased interest earned on our loan and fixed income investments portfolios, reflective of higher average loan and fixed income investment balances, as a result of our strong deposit growth. These increases were partially offset by an increase in interest expense due to the issuance of our 3.50% Senior Notes on January 29, 2015. Our loan and investment yields were also impacted by the overall low market rate environment and continued competition in the marketplace.
The main factors affecting interest income and interest expense for the three months ended September 30, 2015, compared to the comparable 2014 period are discussed below:

•	Interest income for the three months ended September 30, 2015 increased by $35.4 million primarily due to:

◦
A $21.7 million increase in interest income on loans to $175.0 million for the three months ended September 30, 2015, compared to $153.3 million for the comparable 2014 period. This increase was reflective of an increase in average loan balances of $3.5 billion, partially offset by a decrease in both gross loan and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 3.99 percent from 4.39 percent, reflective of a shift in the mix of our overall loan portfolio from the third quarter of 2014. This shift primarily includes increased growth in private equity/venture capital and SVB Private Bank loans, which tend to be higher credit quality, lower yielding loans. Loan fee yields decreased 24 basis points to 66 basis points, from 90 basis points in the comparable 2014 period. This decrease was a result of lower fee income from early repayments as a percentage of our overall loan portfolio, primarily reflective of the overall low market rate environment and continued competition in the marketplace.

◦
A $14.0 million increase in interest income on investment securities to $88.7 million for the three months ended September 30, 2015, compared to $74.7 million for the comparable 2014 period. The increase was reflective of an increase in average investment securities balances of $4.7 billion primarily as a result of our strong deposit growth.

•
Interest expense for the three months ended September 30, 2015 increased to $10.1 million, compared to $8.8 million for the comparable 2014 period. The increase in interest expense was primarily attributable to the increase in long-term debt interest expense of $3.2 million reflective of the $350.0 million issuance of our 3.50% Senior Notes on January 29, 2015, partially offset by a decrease of $1.8 million in interest paid on our interest-bearing deposits as a result of market rate adjustments.

Nine months ended September 30, 2015 and 2014
Net interest income increased by $115.5 million to $738.6 million for the nine months ended September 30, 2015, compared to $623.1 million for the comparable 2014 period. Overall, we saw an increase in our net interest income primarily due to higher average loan balances and growth in our available-for-sale securities portfolio, which has increased as a result of our continued growth in deposits. These increases were partially offset by lower yields earned on our loans and fixed income investment portfolio.
The main factors affecting interest income and interest expense for the nine months ended September 30, 2015, compared to the comparable 2014 period are discussed below:

•	Interest income for the nine months ended September 30, 2015 increased by $119.3 million primarily due to:

◦
A $61.9 million increase in interest income on investment securities with the majority of the increase due to a $6.6 billion increase in average balances due to strong deposit growth. Interest income was offset by a decrease in the overall yield of our fixed income investment portfolio, which decreased 14 basis points to 1.57 percent. The decrease in the fixed income investment portfolio yield was offset by a 7 basis point benefit from lower premium amortization expense, driven by a slowdown in prepayments as a result of increases in market rates.

◦
A $58.6 million increase in interest income on loans, primarily due to an increase in average loan balances of $3.3 billion. These increases were partially offset by a decrease in both gross loan and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.03 percent from 4.48 percent, reflective of a shift in the mix of our overall loan portfolio for the first three quarters of 2015. This shift primarily includes increased growth in private equity/venture capital and SVB Private Bank loans, which tend to be higher credit quality, lower yielding loans. Loan fee yields decreased 20 basis points to 66 basis points, from 86 basis points in the comparable 2014 period. This decrease was a result of lower fee income from early repayments as a percentage of our overall loan portfolio, primarily reflective of the overall low market rate environment and increased competition.

•	Interest expense for the nine months ended September 30, 2015 increased by $3.8 million primarily due to:

◦	An increase in interest expense of $8.5 million related to our long-term debt, reflective of the $350.0 million issuance of our 3.50% Senior Notes on January 29, 2015.

◦
A decrease in interest expense from interest-bearing deposits of $4.7 million, primarily due to decreases in rates paid on interest-bearing money market deposits as a result of market rate adjustments.

Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 23 basis points to 2.50 percent for the three months ended September 30, 2015, compared to 2.73 percent for the comparable 2014 period.
Our net interest margin decreased to 2.57 percent for the nine months ended September 30, 2015, compared to 2.87 percent for the comparable 2014 period.
The decrease in our net interest margin for the three and nine months ended September 30, 2015, was primarily reflective of the decrease in gross loan yields as outlined above.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2015 and 2014:

Average Balances, Rates and Yields for the Three Months Ended September 30, 2015 and 2014

	Three months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,618,582	$1,482	0.22%	$2,472,205	$1,722	0.28%
Investment securities:
Available-for-sale securities: (2)
Taxable	15,035,114	49,027	1.29	12,446,821	43,519	1.39
Held-to-maturity securities:
Taxable	7,803,045	38,582	1.96	5,691,201	30,021	2.09
Non-taxable (3)	75,918	1,087	5.68	84,401	1,188	5.58
Total loans, net of unearned income (4) (5)	14,916,652	174,993	4.65	11,439,521	153,292	5.32
Total interest-earning assets	40,449,311	265,171	2.60	32,134,149	229,742	2.84
Cash and due from banks	349,072			299,964
Allowance for loan losses	(200,683)			(128,598)
Other assets (6)	1,421,524			2,290,550
Total assets	$42,019,224			$34,596,065
Funding sources:
Interest-bearing liabilities:
NOW deposits	$258,127	$54	0.08%	$161,793	$279	0.68%
Money market deposits	6,109,030	867	0.06	5,649,971	2,332	0.16
Money market deposits in foreign offices	192,859	20	0.04	228,142	26	0.05
Time deposits	68,875	28	0.16	162,182	96	0.23
Sweep deposits in foreign offices	1,962,448	189	0.04	2,021,727	228	0.04
Total interest-bearing deposits	8,591,339	1,158	0.05	8,223,815	2,961	0.14
Short-term borrowings	6,956	3	0.17	5,538	—	—
3.50% Senior Notes	349,684	3,138	3.56	—	—	—
5.375% Senior Notes	348,556	4,839	5.51	346,262	4,832	5.54
Junior Subordinated Debentures	54,743	831	6.02	54,918	834	6.02
6.05% Subordinated Notes	49,298	162	1.30	50,796	134	1.05
Total interest-bearing liabilities	9,400,576	10,131	0.43	8,681,329	8,761	0.40
Portion of noninterest-bearing funding sources	31,048,735			23,452,820
Total funding sources	40,449,311	10,131	0.10	32,134,149	8,761	0.11
Noninterest-bearing funding sources:
Demand deposits	28,791,728			21,502,469
Other liabilities	556,935			402,231
SVBFG stockholders’ equity	3,131,687			2,729,862
Noncontrolling interests	138,298			1,280,174
Portion used to fund interest-earning assets	(31,048,735)			(23,452,820)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$42,019,224			$34,596,065
Net interest income and margin		$255,040	2.50%		$220,981	2.73%
Total deposits	$37,383,067			$29,726,284
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(380)			(416)
Net interest income, as reported		$254,660			$220,565

(1)
Includes average interest-earning deposits in other financial institutions of $446 million and $408 million for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, balances also include $2.1 billion and $2.0 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $24.7 million and $26.0 million for the three months ended September 30, 2015 and 2014, respectively.

(6)
Average investment securities of $0.7 billion and $1.8 billion for the three months ended September 30, 2015 and 2014, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities. During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,086,409	$4,071	0.26%	$2,721,501	$5,301	0.26%
Available-for-sale securities: (2)
Taxable	14,140,044	139,734	1.32	12,653,194	151,854	1.60
Non-taxable (3)	—	—	—	45,201	2,040	6.03
Held-to-maturity securities:
Taxable	7,617,112	113,762	2.00	2,506,315	39,530	2.11
Non-taxable (3)	80,190	3,416	5.70	37,941	1,594	5.62
Total loans, net of unearned income (4) (5)	14,431,785	507,746	4.70	11,098,397	449,144	5.41
Total interest-earning assets	38,355,540	768,729	2.68	29,062,549	649,463	2.99
Cash and due from banks	302,251			208,502
Allowance for loan losses	(184,119)			(132,667)
Other assets (5)	1,437,853			2,264,568
Total assets	$39,911,525			$31,402,952
Funding sources:
Interest-bearing liabilities:
NOW deposits	$239,292	$226	0.13%	$157,322	$570	0.48%
Money market deposits	6,033,935	3,308	0.07	5,194,449	7,305	0.19
Money market deposits in foreign offices	196,200	58	0.04	207,359	110	0.07
Time deposits	90,939	126	0.19	160,300	288	0.24
Sweep deposits in foreign offices	1,943,565	565	0.04	1,860,576	660	0.05
Total interest-bearing deposits	8,503,931	4,283	0.07	7,580,006	8,933	0.16
Short-term borrowings	25,505	28	0.15	5,027	—	—
3.5% Senior Notes	313,834	8,401	3.58	—	—	—
5.375% Senior Notes	348,509	14,511	5.57	346,136	14,490	5.60
Junior Subordinated Debentures	54,786	2,496	6.09	54,962	2,521	6.13
6.05% Subordinated Notes	49,726	458	1.23	51,302	389	1.01
Total interest-bearing liabilities	9,296,291	30,177	0.43	8,037,433	26,333	0.44
Portion of noninterest-bearing funding sources	29,059,249			21,025,116
Total funding sources	38,355,540	30,177	0.11	29,062,549	26,333	0.12
Noninterest-bearing funding sources:
Demand deposits	26,909,422			19,302,107
Other liabilities	539,787			399,349
SVBFG stockholders’ equity	3,022,086			2,420,695
Noncontrolling interests	143,939			1,243,368
Portion used to fund interest-earning assets	(29,059,249)			(21,025,116)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$39,911,525			$31,402,952
Net interest income and margin		$738,552	2.57%		$623,130	2.87%
Total deposits	$35,413,353			$26,882,113
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,196)			(1,272)
Net interest income, as reported		$737,356			$621,858

(1)
Includes average interest-earning deposits in other financial institutions of $467 million and $356 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, balances also include $1.5 billion and $2.2 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $71.4 million and $71.6 million for the nine months ended September 30, 2015 and 2014, respectively.

(6)
Average investment securities of $0.8 billion and $1.8 billion for the nine months ended September 30, 2015 and 2014, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities. During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Provision for Loan Losses
Our provision for loan losses is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risks of the loan portfolio. The following table summarizes our allowance for loan losses for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning balance	$192,644	$120,728	$165,359	$142,886
Provision for loan losses	33,403	16,610	66,368	19,051
Gross loan charge-offs	(29,118)	(10,657)	(39,339)	(38,189)
Loan recoveries	578	2,380	5,119	5,313
Allowance for loan losses, ending balance	$197,507	$129,061	$197,507	$129,061
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.86%	0.54%	0.58%	0.21%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.77	0.37	0.36	0.46
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.75	0.28	0.31	0.39
Allowance for loan losses as a percentage of period-end total gross loans	1.28	1.07	1.28	1.07
Period-end total gross loans	$15,429,941	$12,112,474	$15,429,941	$12,112,474
Average total gross loans	15,026,206	11,528,172	14,537,874	11,184,840
Three months ended September 30, 2015 and 2014
Our provision for loan losses was $33.4 million for the three months ended September 30, 2015, compared to a provision of $16.6 million for the comparable 2014 period. The provision of $33.4 million primarily consisted of $17.8 million of additional specific reserves on two newly impaired loans, $10.4 million from the increase in period-end loan balances and an additional $3.8 million for the unreserved portion of a software and internet loan charge-off during the quarter.
The provision of $16.6 million for the third quarter of 2014 was primarily driven by $8.3 million in net charge-offs, $7.0 million from period-end loan growth and $3.7 million due to a change in the composition of our performing loan portfolio, offset by a $2.4 million decrease in the reserve for impaired loans resulting in lower impaired loan balances.
Gross loan charge-offs of $29.1 million for the third quarter of 2015 included $21.7 million from one growth stage client in our software and internet loan portfolio, of which a total of $17.9 million was previously reserved for in prior quarters.
Net loan charge-offs of $28.5 million represented 0.75 percent of average total gross loans, compared to net charge-offs of $8.3 million, or 0.28 percent of average total gross loans for the comparable 2014 period. The increase in net loan charge-offs as a percentage of average total gross loans was primarily reflective of the increase in gross loan charge-offs as discussed above.
Nine months ended September 30, 2015 and 2014
Our provision for loan losses was $66.4 million for the nine months ended September 30, 2015, compared to a provision of $19.1 million for the comparable 2014 period. The provision of $66.4 million for the nine months ended September 30, 2015 was primarily driven by $34.2 million for net charge-offs, an increase of $31.2 million in the reserve for impaired loans and $8.5 million from period-end loan growth. These increases were offset by a decrease of $7.6 million in the reserve for our performing loans due to improved credit quality. The provision of $19.1 million for the nine months ended September 30, 2014 was primarily due to $32.9 million of net charge-offs and $12.2 million from period-end loan growth, offset by a $19.0 million decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances and a decrease of $7.1 million in the reserve of our performing loans due to improved credit quality.
Gross loan charge-offs of $39.3 million for the nine months ended September 30, 2015 primarily came from our software and internet loan portfolio. Net loan charge-offs of $34.2 million represented 0.31 percent of average total gross loans, compared to net charge offs of $32.9 million, or 0.39 percent of average total gross loans for the comparable 2014 period.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 7—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report for further details on our allowance for loan losses.
Noninterest Income
A summary of noninterest income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$22,995	$17,911	28.4%	$63,037	$53,035	18.9%
Credit card fees	14,536	10,909	33.2	40,841	31,440	29.9
Deposit service charges	12,272	10,126	21.2	34,309	29,344	16.9
Lending related fees	7,561	6,029	25.4	23,746	18,208	30.4
Client investment fees	5,683	3,814	49.0	15,429	10,751	43.5
Letters of credit and standby letters of credit fees	5,341	4,557	17.2	15,315	11,507	33.1
Total non-GAAP core fee income	68,388	53,346	28.2	192,677	154,285	24.9
Gains on investment securities, net (2)	18,768	5,644	NM	77,006	172,236	(55.3)
Gains on derivative instruments, net	10,244	26,538	(61.4)	66,290	63,480	4.4
Other	11,077	(5,361)	NM	22,315	14,601	52.8
GAAP noninterest income	$108,477	$80,167	35.3	$358,288	$404,602	(11.4)

NM—Not meaningful

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.

(2)
Amount for the nine months ended September 30, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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

The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2015	2014	% Change	2015 (1)	2014	% Change
GAAP noninterest income (as reported)	$108,477	$80,167	35.3%	$358,288	$404,602	(11.4)%
Less: income attributable to noncontrolling interests, including carried interest	6,343	4,911	29.2	29,063	156,304	(81.4)
Non-GAAP noninterest income, net of noncontrolling interests	$102,134	$75,256	35.7	$329,225	$248,298	32.6

(1)
Amounts for the nine months ended September 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

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
For the three months ended September 30, 2015, we had net gains on investment securities of $18.8 million, compared to net gains of $5.6 million for the comparable 2014 period. Net gains on investment securities, net of noncontrolling interests, were $12.7 million for the three months ended September 30, 2015, compared to net losses of $1.1 million. The net losses for the comparable 2014 period were primarily reflective of the decrease in the public company stock price of FireEye, Inc. ("FireEye") .
Net gains on investment securities, net of noncontrolling interests, of $12.7 million for the three months ended September 30, 2015 were primarily driven by the following:

•
Gains of $6.8 million from our strategic and other investments, primarily driven by distribution gains from our strategic venture capital fund investments due to mergers and acquisition activity and unrealized valuation increases from certain investments.

•	Gains of $6.0 million from our managed funds of funds, primarily related to unrealized valuation increases.

For the nine months ended September 30, 2015, we had net gains on investment securities of $77.0 million, compared to $172.2 million for the comparable 2014 period. Net gains on investment securities, net of noncontrolling interests, were $47.7 million for the nine months ended September 30, 2015, compared to net gains of $14.2 million for the comparable 2014 period.
The gains, net of noncontrolling interests, of $47.7 million for the nine months ended September 30, 2015 were primarily driven by the following:

•
Gains of $23.7 million from strategic and other investments, primarily driven by distribution gains from our strategic venture capital fund investments due primarily to IPO and acquisition activity as well as unrealized valuation increases from certain investments;

•	Gains of $14.9 million from our managed funds of funds, primarily related to unrealized valuation increases; and

•	Gains of $4.9 million from our managed direct venture funds, primarily related to realized gains from distributions of investments, including the gains from remaining shares held in FireEye.
The following tables provide a summary of non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended September 30, 2015
Total gains (losses) on investment securities, net	$11,786	$(186)	$378	$14	$6,776	$18,768
Less: income attributable to noncontrolling interests, including carried interest	5,816	286	—	—	—	6,102
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$5,970	$(472)	$378	$14	$6,776	$12,666

Three months ended September 30, 2014
Total gains (losses) on investment securities, net	$42,159	$(39,973)	$973	$(990)	$3,475	$5,644
Less: income (losses) attributable to noncontrolling interests, including carried interest	38,187	(31,429)	(1)	—	—	6,757
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$3,972	$(8,544)	$974	$(990)	$3,475	$(1,113)

Nine months ended September 30, 2015 (1)
Total gains on investment securities, net	$36,726	$12,352	$1,477	$2,751	$23,700	$77,006
Less: income attributable to noncontrolling interests, including carried interest	21,868	7,441	—	—	—	29,309
Non-GAAP net gains on investment securities, net of noncontrolling interests	$14,858	$4,911	$1,477	$2,751	$23,700	$47,697

Nine months ended September 30, 2014
Total gains (losses) on investment securities, net	$192,085	$(21,819)	$3,618	$(17,410)	$15,762	$172,236
Less: income (losses) attributable to noncontrolling interests, including carried interest	175,145	(17,061)	(15)	—	—	158,069
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$16,940	$(4,758)	$3,633	$(17,410)	$15,762	$14,167

(1)
Amounts for the nine months ended September 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Equity warrant assets (1)
Gains on exercises, net	$2,173	$6,788	(68.0)%	$26,363	$28,743	(8.3)%
Cancellations and expirations	(412)	(61)	NM	(818)	(577)	41.8
Changes in fair value	8,924	6,430	38.8	29,034	22,693	27.9
Net gains on equity warrant assets	10,685	13,157	(18.8)	54,579	50,859	7.3
(Losses) gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (2)	179	886	(79.8)	459	1,358	(66.2)
(Losses) gains on internal foreign exchange forward contracts, net (3)	(218)	12,529	(101.7)	11,626	12,038	(3.4)
Total (losses) gains on foreign exchange forward contracts, net	(39)	13,415	(100.3)	12,085	13,396	(9.8)
Changes in fair value of interest rate swaps	(8)	(12)	(33.3)	(22)	(37)	(40.5)
Net losses on other derivatives (4)	(394)	(22)	NM	(352)	(738)	(52.3)
Gains on derivative instruments, net	$10,244	$26,538	(61.4)	$66,290	$63,480	4.4

NM—Not meaningful

(1)
At September 30, 2015, we held warrants in 1,625 companies, compared to 1,415 companies at September 30, 2014. The total value of our warrant portfolio was $130.0 million at September 30, 2015 and $95.0 million at September 30, 2014. Of the 1,625 companies, 21 companies had values greater than $1.0 million and represented 33 percent of the fair value of the portfolio at September 30, 2015.

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
Net gains on derivative instruments were $10.2 million for the three months ended September 30, 2015, compared to net gains of $26.5 million for the comparable 2014 period. Net gains on derivative instruments were primarily attributable to the following:

•	Net gains on equity warrant assets of $10.7 million, which consisted of:

•
Net gains of $8.9 million from changes in warrant valuations for the three months ended September 30, 2015, compared to $6.4 million for the comparable 2014 period. The warrant valuation gains for the third quarter of 2015 consisted primarily of valuation increases in software and internet companies from our private company warrant portfolio reflective of continued funding activity during the quarter.

•	Net gains of $2.2 million from the exercise of equity warrant assets for the three months ended September 30, 2015, compared to $6.8 million for the comparable 2014 period.

•
Net losses of $0.2 million on internal foreign exchange forward contracts used to economically reduce our foreign exchange exposure to foreign currency denominated instruments for the three months ended September 30, 2015, compared to net gains of $12.5 million for the comparable 2014 period. The net losses recognized for the three months ended September 30, 2015 were primarily attributable to the strengthening of the Euro and Pound Sterling against the U.S. Dollar. The net losses of $0.2 million and $12.5 million were offset by net gains of $0.2 million and $12.6 million, respectively, from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Net gains on derivative instruments were $66.3 million for the nine months ended September 30, 2015, compared to net gains of $63.5 million for the comparable 2014 period. The net gains on derivative instruments was primarily attributable to the following:

•	Net gains on equity warrant assets of $54.6 million for the nine months ended September 30, 2015, compared to $50.9 million for the comparable 2014 period, which consisted of the following:

•
Net gains of $29.0 million from changes in warrant valuations for the nine months ended September 30, 2015, compared to $22.7 million for the comparable 2014 period. The $6.3 million increase is mainly attributable to the increase in the number of warrants held in our portfolio at September 30, 2015 and valuation increases from software and internet companies in our private company warrant portfolio.

•
Net gains of $26.4 million from the exercise of equity warrant assets for the nine months ended September 30, 2015, compared to $28.7 million for the comparable 2014 period. The decrease in net gains from the exercise of equity warrant assets was reflective of the slowdown of IPO activity in 2015 compared to 2014.

•
Net gains of $11.6 million on foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the nine months ended September 30, 2015, compared to gains of $12.0 million for the comparable 2014 period. The gains recognized for the nine months ended September 30, 2015 were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling. The gains of $11.6 million and $12.0 million are offset by losses of $11.7 million and $12.3 million, respectively, from the revaluation of foreign currency denominated instruments that are included in the line item "other" within noninterest income as noted below.

Foreign Exchange Fees
Foreign exchange fees were $23.0 million and $63.0 million for the three and nine months ended September 30, 2015, compared to $17.9 million and $53.0 million for the comparable 2014 periods. The increases were primarily due to increased transaction volumes of 46 percent and 27 percent for the three and nine months ended September 30, 2015, respectively. The increase in foreign exchange revenue from the increased transaction volumes was partially offset by lower spreads from larger transactions.
Credit Card Fees
Credit card fees were $14.5 million and $40.8 million for the three and nine months ended September 30, 2015, compared to $10.9 million and $31.4 million for the comparable 2014 periods. The increases reflected increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. These increases were partially offset by higher rebate/rewards expense.
Deposit Service Charges
Deposit service charges were $12.3 million and $34.3 million for the three and nine months ended September 30, 2015, compared to $10.1 million and $29.3 million for the comparable 2014 periods. The increases were reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size, during the three and nine months ended September 30, 2015.
Lending Related Fees
Lending related fees were $7.6 million and $23.7 million for the three and nine months ended September 30, 2015, compared to $6.0 million and $18.2 million for the comparable 2014 periods. The increases were primarily driven by an increase in unused commitment fees of $1.7 million and $2.9 million for the three and nine months ended September 30, 2015. Unused commitment fees were $6.3 million and $17.3 million for the three and nine months ended September 30, 2015 compared to $4.6 million and $14.4 million for the comparable 2014 periods. The increase was driven by growth in our loan commitments available for funding balance by $1.2 billion to $14.7 billion at September 30, 2015 compared to $13.5 billion at September 30, 2014.

Client Investment Fees
Client investment fees were $5.7 million and $15.4 million for the three and nine months ended September 30, 2015, compared to $3.8 million and $10.8 million for the comparable 2014 periods. The increases were reflective of an increase in average client investment funds, partially offset by lower margins earned on certain products due to low rates in the short-term fixed income markets. The increase in average client investment funds was driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, as well as, third-party sweep money market funds, reflective of the capital raising activity of our early-stage and mid-to-late stage clients. The following table summarizes average client investment funds for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Client directed investment assets (1)	$8,392	$7,168	17.1%	$7,752	$7,288	6.4%
Client investment assets under management (2)	20,943	17,050	22.8	19,305	15,574	24.0
Sweep money market funds	12,638	6,770	86.7	10,765	6,564	64.0
Total average client investment funds (3)	$41,973	$30,988	35.4	$37,822	$29,426	28.5

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at September 30, 2015 and December 31, 2014:

(Dollars in millions)	September 30, 2015	December 31, 2014	% Change
Client directed investment assets	$8,487	$6,158	37.8%
Client investment assets under management	21,823	18,253	19.6
Sweep money market funds	13,257	7,957	66.6
Total period-end client investment funds	$43,567	$32,368	34.6
Letters of Credit and Standby letters of Credit Fees
Letters of credit and standby letters of credit fees were $5.3 million and $15.3 million for the three and nine months ended September 30, 2015, compared to $4.6 million and $11.5 million for the comparable 2014 periods. The increases were primarily driven by increases in deferred fee income reflective of an increase in larger letter of credit issuances during the fourth quarter of 2014 and throughout 2015.
Other Noninterest Income
A summary of other noninterest income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Fund management fees	$4,074	$3,574	14.0%	$11,657	$9,888	17.9%
Service-based fee income	1,931	2,180	(11.4)	6,450	6,459	(0.1)
Gains (losses) on revaluation of foreign currency instruments (1)	186	(12,640)	(101.5)	(11,667)	(12,347)	(5.5)
Other (2) (3)	4,886	1,525	NM	15,875	10,601	49.8
Total other noninterest income	$11,077	$(5,361)	NM	$22,315	$14,601	52.8

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

(3)
Amount for the nine months ended September 30, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Total other noninterest income was $11.1 million and $22.3 million for the three and nine months ended September 30, 2015, compared to a loss of $5.4 million and income of $14.6 million for the comparable 2014 periods. The increase of $16.4 million for the three months ended September 30, 2015 was primarily due to a $12.6 million loss for the three months ended September 30, 2014 from the revaluation of foreign currency instruments. The $12.6 million loss from the revaluation of foreign currency instruments was offset by net gains of $12.5 million for the three months ended September 30, 2014, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income in the line item "gains on derivative instruments" as noted above.

Noninterest Expense
A summary of noninterest expense for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Compensation and benefits	$109,345	$99,932	9.4%	$350,030	$302,259	15.8%
Professional services	21,137	26,081	(19.0)	58,834	68,383	(14.0)
Premises and equipment	12,356	12,631	(2.2)	36,800	36,267	1.5
Business development and travel	8,028	10,022	(19.9)	28,904	29,465	(1.9)
Net occupancy	8,548	7,437	14.9	24,010	22,436	7.0
FDIC and state assessments	6,954	4,587	51.6	18,705	13,660	36.9
Correspondent bank fees	3,070	3,278	(6.3)	9,775	9,755	0.2
Provision for unfunded credit commitments	1,047	2,225	(52.9)	249	5,533	(95.5)
Other (1)	14,270	13,568	5.2	42,101	33,355	26.2
Total noninterest expense (1)	$184,755	$179,761	2.8	$569,408	$521,113	9.3

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
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2015	2014	% Change	2015	2014	% Change
GAAP noninterest expense (1)	$184,755	$179,761	2.8%	$569,408	$521,113	9.3%
Less: amounts attributable to noncontrolling interests	116	4,743	(97.6)	650	13,331	(95.1)
Non-GAAP noninterest expense, net of noncontrolling interests	$184,639	$175,018	5.5	$568,758	$507,782	12.0

GAAP net interest income	$254,660	$220,565	15.5	$737,356	$621,858	18.6
Adjustments for taxable equivalent basis	380	416	(8.7)	1,196	1,272	(6.0)
Non-GAAP taxable equivalent net interest income	$255,040	$220,981	15.4	$738,552	$623,130	18.5
Less: income attributable to noncontrolling interests	2	9	(77.8)	6	12	(50.0)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$255,038	$220,972	15.4	$738,546	$623,118	18.5

GAAP noninterest income (2)	$108,477	$80,167	35.3	$358,288	$404,602	(11.4)
Non-GAAP noninterest income, net of noncontrolling interests (2)	102,134	75,256	35.7	329,225	248,298	32.6

GAAP total revenue	$363,137	$300,732	20.8	$1,095,644	$1,026,460	6.7
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$357,172	$296,228	20.6	$1,067,771	$871,416	22.5
GAAP operating efficiency ratio	50.88%	59.77%	(14.9)	51.97%	50.77%	2.4
Non-GAAP operating efficiency ratio (3)	51.69	59.08	(12.5)	53.27%	58.27%	(8.6)

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1.

(2)
Amounts for the nine months ended September 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(3)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense

The following table provides a summary of our compensation and benefits expense for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands, except employees)	2015	2014	% Change	2015	2014	% Change
Compensation and benefits
Salaries and wages	$55,383	$47,106	17.6%	$158,456	$136,616	16.0%
Incentive compensation & ESOP	25,449	26,161	(2.7)	93,861	80,355	16.8
Other employee incentives and benefits (1)	28,513	26,665	6.9	97,713	85,288	14.6
Total compensation and benefits	$109,345	$99,932	9.4	$350,030	$302,259	15.8
Period-end full-time equivalent employees	2,054	1,881	9.2	2,054	1,881	9.2
Average full-time equivalent employees	2,030	1,850	9.7	1,981	1,784	11.0

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $109.3 million for the three months ended September 30, 2015, compared to $99.9 million for the comparable 2014 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $8.3 million in salaries and wages, primarily due to an increase in the number of average full-time employees ("FTE"). Average FTEs increased by 180 to 2,030 FTEs for the three months ended September 30, 2015, compared to 1,850 FTEs for the comparable 2014 period. The increase in headcount was primarily to support our product development, operations, sales and advisory functions, as well as to support our commercial banking initiatives.

•	An increase of $1.8 million in other employee benefits, primarily due to larger expenses within our group health and life insurance plans.
Compensation and benefits expense was $350.0 million for the nine months ended September 30, 2015, compared to $302.3 million for the comparable 2014 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $21.8 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, which increased by 197 to 1,981 average FTEs in the nine months ended September 30, 2015, compared to 1,784 average FTEs for the comparable 2014 period. The increase in headcount was primarily to support our product development, operations, sales and advisory functions, as well as to support our commercial banking initiatives.

•
An increase of $13.5 million in incentive compensation and ESOP expense primarily reflective of the increase in average FTEs eligible for our incentive compensation plan and ESOP as well as current year performance expectations compared to prior year performance.

•
An increase of $12.4 million in other employee incentives and benefits, primarily due to an increase of $5.0 million in the warrant incentive program plan expense resulting from gains recorded on our equity warrant assets during the first nine months of 2015. The remaining increases related to various other employee benefits, particularly employer payroll taxes, 401(k) expenses, and share-based plan expenses, which in total, contributed to a $7.0 million increase compared to the comparable 2014 period.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (see descriptions in our 2014 Form 10-K). Total costs incurred under these plans were $29.1 million and $114.7 million for the three and nine months ended September 30, 2015, compared to $29.6 million and $94.6 million for the comparable 2014 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $21.1 million and $58.8 million for the three and nine months ended September 30, 2015, respectively, compared to $26.1 million and $68.4 million for the comparable 2014 periods, respectively. Included in professional services expense, in 2014, were management fee expenses of $12.8 million relating to our SVB Capital business, which decreased $4.0 million and $12.0 million for the three and nine months ended September 30, 2015, due to the deconsolidated interests of our unconsolidated VIEs upon adoption of ASU 2015-02. Expenses primarily associated with increased activities supporting our expansion of product offerings, as well as our continued investment into ongoing business and IT infrastructure initiatives increased $2.4 million for the nine months ended September 30, 2015.
Business Development and Travel
Business development and travel was $8.0 million and $28.9 million for the three and nine months ended September 30, 2015, compared to $10.0 million and $29.5 million for the comparable 2014 periods. The decrease was primarily due to travel expense decreases related to internal meetings.

FDIC and State Assessments
FDIC and state assessments expense was $7.0 million and $18.7 million for the three and nine months ended September 30, 2015, compared to $4.6 million and $13.7 million for the comparable 2014 periods. The increase was primarily due to the increase of $7.4 billion and $8.5 billion in quarterly and year-to-date average assets, respectively, in 2015.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $1.0 million and $0.2 million for the three and nine months ended September 30, 2015, compared to a provision of $2.2 million and $5.5 million for the comparable 2014 periods. The provision for the three and nine months ended September 30, 2015 is reflective of growth in unfunded credit commitments partially offset by a change in the composition of our unfunded credit commitment portfolio, which resulted in a decrease in the reserve rate. The provision of $2.2 million and $5.5 million for the three and nine months ended September 30, 2014, respectively, were primarily reflective of increases in total unfunded credit commitments.
Other Noninterest Expense
A summary of other noninterest expense for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Lending and other client related processing costs	$3,608	$3,215	12.2%	$10,861	$8,160	33.1%
Telephone	2,224	1,931	15.2	6,727	5,217	28.9
Data processing services	2,083	2,229	(6.6)	5,274	6,497	(18.8)
Postage and supplies	728	763	(4.6)	2,220	2,248	(1.2)
Dues and publications	521	719	(27.5)	1,803	1,852	(2.6)
Other (1)	5,106	4,711	8.4	15,216	9,381	62.2
Total other noninterest expense (2)	$14,270	$13,568	5.2	$42,101	$33,355	26.2

(1)
Amount for the nine months ended September 30, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amount prior to January 1, 2015 has not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(2)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Other noninterest expense was $14.3 million and $42.1 million for the three and nine months ended September 30, 2015, compared to $13.6 million and $33.4 million for the comparable 2014 period. The increase of $0.7 million and $8.7 million for the three and nine month periods were primarily due to increased lending and other client related processing costs and increased marketing expense for advertising/promotion in new and existing markets, included in other noninterest expense.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015 (3)	2014	% Change
Net interest income (1)	$(2)	$(9)	(77.8)%	$(6)	$(12)	(50.0)%
Noninterest income (1)	(4,608)	(1,185)	NM	(26,043)	(159,362)	(83.7)
Noninterest expense (1)	116	4,743	(97.6)	650	13,331	(95.1)
Carried interest (loss) income (2)	(1,735)	(3,726)	(53.4)	(3,020)	3,058	(198.8)
Net income attributable to noncontrolling interests	$(6,229)	$(177)	NM	$(28,419)	$(142,985)	(80.1)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

(3)
Amounts for the nine months ended September 30, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 1— "Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net income attributable to noncontrolling interests was $6.2 million for the third quarter of 2015, compared to $0.2 million for the comparable 2014 period. Net income attributable to noncontrolling interests of $6.2 million for the third quarter of 2015 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $6.1 million primarily from gains of $5.8 million from our managed funds of funds mainly due to unrealized gains from valuation increases. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net".

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net income attributable to noncontrolling interests was $28.4 million for the nine months ended September 30, 2015, compared to $143.0 million for the comparable 2014 period. Net income attributable to noncontrolling interests of $28.4 million for the nine months ended September 30, 2015 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $29.3 million primarily from gains of $21.9 million from our managed funds of funds and gains of $7.4 million from our managed direct venture funds primarily related to valuation increases. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net".

•	Noninterest expense of $0.7 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

The overall decrease in net income attributable to noncontrolling interests for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily reflective of the adoption of ASU 2015-02 on January 1, 2015 as discussed in Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 of this report in which we deconsolidated 16 entities. Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance.

Income Taxes
Our effective income tax expense rate was 41.1 percent and 40.6 percent for the three and nine months ended September 30, 2015, compared to 38.6 percent and 40.0 percent for the three and nine months ended September 30, 2014. Results, and the related tax effect, for prior periods were revised to reflect the retrospective application of adopting new accounting guidance in 2015 related to our investments in qualified affordable housing projects (ASU 2014-01).
The components of our tax rate were consistent for both the 2015 and 2014 periods. The increase in our effective tax rate for the three months ended September 30, 2015 compared to the comparable 2014 period, was primarily attributable to: (i) a reduction in tax benefits from our investments in the qualified affordable housing projects due to the adoption, and retrospective application, of ASU 2014-01, (ii) lower tax benefits from tax exempt interest income, (iii) an increase in the state tax rate and (iv) a one-time additional tax provision for changes in estimates in connection with the filing of our 2014 U.S. federal corporate tax return.  These tax benefit reductions and provision increases were partially offset by the recognition of tax benefits from net operating loss carryforwards related to a previously disposed business line.
For prior periods, pursuant to ASU 2014-01, (i) amortization expense related to our low income housing tax credits was reclassified from other noninterest expense to income tax expense, (ii) additional amortization, net of the associated tax benefits, was recognized in Income tax expense as a result of our adoption of the proportional amortization method and (iii) net deferred tax assets, related to our low income housing tax investments, were written-off. The cumulative effect to retained earnings as of January 1, 2015 of adopting this guidance was a reduction of $4.7 million, inclusive of a $4.6 million reduction to retained earnings as of January 1, 2014. Our previously reported net income and diluted earnings per share for the three and nine months ended September 30, 2014 were not materially impacted by the adoption of ASU 2014-01.
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
The following is our reportable segment information for the three and nine months ended September 30, 2015 and 2014:
Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Net interest income	$217,929	$187,184	16.4%	$625,618	$540,533	15.7%
Provision for loan losses	(32,076)	(16,185)	98.2	(64,128)	(18,833)	NM
Noninterest income	68,517	57,714	18.7	197,740	169,376	16.7
Noninterest expense	(135,504)	(127,050)	6.7	(415,245)	(369,587)	12.4
Income before income tax expense	$118,866	$101,663	16.9	$343,985	$321,489	7.0
Total average loans, net of unearned income	$13,031,928	$10,022,333	30.0	$12,721,208	$9,766,870	30.2
Total average assets	40,211,915	31,916,581	26.0	37,954,846	28,924,331	31.2
Total average deposits	36,149,772	28,795,499	25.5	34,125,675	26,020,715	31.1

NM—Not meaningful

Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $118.9 million for the three months ended September 30, 2015, compared to $101.7 million for the comparable 2014 period. Income before income tax expense was primarily driven by higher net interest income due to average loan growth and an increase in noninterest income due to higher non-GAAP core fee income, offset by a higher provision for loan losses and an increase in noninterest expense. The key components of GCB's performance for the three months ended September 30, 2015 compared to the comparable 2014 period are discussed below.
Net interest income from GCB increased by $30.7 million for the three months ended September 30, 2015, primarily due to a $19.5 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $13.7 million increase in the FTP earned for deposits due to strong average deposit growth. These increases were partially offset by a $2.1 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $32.1 million for the three months ended September 30, 2015, compared to $16.2 million for the comparable 2014 period. The provision of $32.1 million for the three months ended September 30, 2015 primarily consisted of $17.9 million of additional specific reserves on two newly impaired loans, $9.1 million from the increase in period-end loan balances and an additional $3.8 million for the unreserved portion of a large charge-off during the quarter.
The provision of $16.2 million for the three months ended September 30, 2014 was primarily driven by net charge-offs, period-end loan growth, and the change in composition of our performing loan portfolio, offset by a decrease in the reserve for impaired loans resulting from a decrease in impaired loan balances.
Noninterest income increased by $10.8 million for the three months ended September 30, 2015, primarily related to higher foreign exchange fees, credit card fees, and deposit service charges. The increase in foreign exchange fees was a result of continued strong growth in transaction volumes, partially offset by lower spreads from larger transactions. The increase in credit card fees was primarily reflective of an increase in credit card interchange income as a result of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients, partially offset by higher rebate/rewards expense. The increase in deposit service charges was reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size.
Noninterest expense increased by $8.5 million for the three months ended September 30, 2015, primarily due to increases in compensation and benefits expenses related to our salaries and wages expenses. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at GCB, which increased by 125 to 1,541 FTEs for the three months ended September 30, 2015, compared to 1,416 FTEs for the comparable 2014 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net interest income from our Global Commercial Bank (“GCB”) increased by $85.1 million for the nine months ended September 30, 2015, primarily due to an increase in loan interest income resulting mainly from an increase in average loan balances and an increase in the FTP earned for deposits due to deposit growth. These increases were partially offset by a decrease in the FTP earned for deposits from decreases in market interest rates.
We had a provision for loan losses for GCB of $64.1 million for the nine months ended September 30, 2015, compared to a provision of $18.8 million for the comparable 2014 period. The provision of $64.1 million for the nine months ended September 30, 2015 was primarily driven by an increase for net charge-offs, an increase in the reserve for impaired loans and period-end loan growth. These increases were offset by a decrease in the reserve due to the improvement in the credit quality of our performing loans. The provision for the comparable 2014 period was primarily attributable to net charge-offs and period-end loan growth, offset by a decrease in our reserve for impaired loans from a decrease in impaired loan balances and a decrease in reserves for our performing loans reflective of overall improved credit quality.
Noninterest income increased by $28.4 million for the nine months ended September 30, 2015, primarily due to an increase in foreign exchange fees, credit card fees, deposit service charges and lending related fees. The increase in foreign exchange fees was a result of continued strong growth in transaction volumes, partially offset by lower spreads from larger transactions. The increase in credit card fees was primarily reflective of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients, partially offset by higher rebate/rewards expense. The increase in deposit service charges was reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size. The increase in lending related fees was primarily due to an increase in unused commitment fees associated with an increase in unfunded credit commitments.
Noninterest expense increased by $45.7 million for the nine months ended September 30, 2015, primarily due to an increase in compensation and benefits expenses related to our salaries and wages expenses and incentive compensation plan expenses. The increase in our salaries and wages expenses was primarily due to an increase in the average number of FTEs at GCB, which increased by 140 to 1,509 FTEs for the nine months ended September 30, 2015, compared to 1,369 FTEs for the comparable 2014 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in our incentive compensation plan expenses was reflective of current year performance expectations compared to prior year performance as well as the increase in average FTEs eligible for our incentive compensation plan and ESOP.

SVB Private Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Net interest income	$11,667	$7,344	58.9%	$32,499	$23,529	38.1%
Provision for loan losses	(1,327)	(425)	NM	(2,240)	(218)	NM
Noninterest income	506	491	3.1	1,498	1,121	33.6
Noninterest expense	(2,703)	(2,574)	5.0	(8,589)	(7,709)	11.4
Income before income tax expense	$8,143	$4,836	68.4	$23,168	$16,723	38.5
Total average loans, net of unearned income	$1,669,858	$1,189,976	40.3	$1,529,095	$1,119,618	36.6
Total average assets	1,273,823	1,128,938	12.8	1,659,981	1,026,678	61.7
Total average deposits	1,041,773	877,701	18.7	1,125,345	805,167	39.8

NM—Not meaningful

Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net interest income from SVB Private Bank increased by $4.3 million for the three months ended September 30, 2015, primarily due to an increase in loan interest income resulting from an increase in average loan balances, as well as an increase in the FTP earned for deposits due to strong average deposit growth.

Private Bank had a provision of $1.3 million for the three months ended September 30, 2015, compared to $0.4 million for the comparable 2014 period. The provision of $1.3 million for the three months ended September 30, 2015 was primarily driven by period-end loan growth.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net interest income from SVB Private Bank increased by $9.0 million for the nine months ended September 30, 2015, primarily due to an increase in loan interest income resulting from an increase in average loan balances, as well as an increase in the FTP earned for deposits due to strong average deposit growth.

Private Bank had a provision for loan losses of $2.2 million for the nine months ended September 30, 2015, compared to $0.2 million for the comparable 2014 period. The provision of $2.2 million for the nine months ended September 30, 2015 was primarily driven by period-end loan growth.

Noninterest expense for Private Bank increased by $0.9 million for the nine months ended September 30, 2015, primarily due to increases in compensation and benefits expenses related to our incentive compensation plan expenses, reflective of our current expectations that we will meet our internal performance targets for 2015.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Net interest income	$1	$12	(91.7)%	$3	$55	(94.5)%
Noninterest income	17,332	1,064	NM	57,919	35,617	62.6
Noninterest expense	(3,745)	(3,036)	23.4	(10,935)	(8,815)	24.0
Income (loss) before income tax expense	$13,588	$(1,960)	NM	$46,987	$26,857	75.0
Total average assets	$334,045	$302,949	10.3	$335,136	$328,048	2.2

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
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
SVB Capital had noninterest income of $17.3 million for the three months ended September 30, 2015, compared to $1.1 million for the comparable 2014 period. The increase in noninterest income was primarily due to gains on investment securities compared to lower gains in the third quarter of 2014, which was mainly due to unrealized valuation losses and reductions in carried interest allocations in two of our managed direct venture funds, related to FireEye. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $12.2 million for the three months ended September 30, 2015, compared to net losses of $2.1 million for the comparable 2014 period. The net gains on investment securities of $12.2 million for the three months ended September 30, 2015 were primarily driven by distribution gains from our strategic venture capital fund investments due to merger and acquisition activity and unrealized valuation increases from certain investments, as well as unrealized valuation increases from our managed funds of funds.

•	Fund management fees of $4.1 million compared to $3.6 million for the comparable 2014 period. The increase was primarily due to the addition of new managed funds at SVB Capital in 2015.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
SVB Capital had noninterest income of $57.9 million for the nine months ended September 30, 2015, compared to $35.6 million for the comparable 2014 period. The increase in noninterest income was primarily due to an increase in gains on investment securities compared to the comparable 2014 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $42.8 million for the nine months ended September 30, 2015, compared to net gains of $25.4 million for the comparable 2014 period. The net gains on investment securities of $42.8 million for the nine months ended September 30, 2015 were primarily driven by gains from distributions of investments, including the remaining shares of FireEye common stock in the first quarter of 2015, as well as unrealized valuation increases.

•	Fund management fees of $11.7 million compared to $9.9 million for the comparable 2014 period. The increase is primarily due to the addition of new managed funds at SVB Capital during 2014 and 2015.
Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $41.7 billion at September 30, 2015 compared to $39.3 billion at December 31, 2014, an increase of $2.4 billion, or 6.1 percent. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.

Cash and Cash Equivalents
Cash and cash equivalents totaled $1.7 billion at September 30, 2015, a decrease of $0.1 billion, or 6.8 percent, compared to $1.8 billion at December 31, 2014. The decrease in cash was primarily reflective of the increase in new fixed income investment purchases.
As of September 30, 2015 and December 31, 2014, $639 million and $861 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $429 million and $440 million, respectively.
Investment Securities
Investment securities totaled $24.3 billion at September 30, 2015, an increase of $1.6 billion, or 6.9 percent, compared to $22.7 billion at December 31, 2014. Our investment securities portfolio consists of i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $1.6 billion was due to a $2.7 billion increase in our fixed income securities portfolio, partially offset by a $1.1 billion decrease in our non-marketable and other securities portfolio related to the deconsolidated interests of our unconsolidated VIEs upon adoption of ASU 2015-02. The major components of the change are explained below.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Period-end available-for-sale securities were $15.3 billion at September 30, 2015 compared to $13.5 billion at December 31, 2014, an increase of $1.8 billion, or 13.0 percent. The increase was due to purchases of new available-for-sale securities of $2.9 billion, which were comprised entirely of fixed-rate U.S. Treasury securities and an increase in the fair value of our AFS securities portfolio of $100.5 million as a result of a decrease in market interest rates at period-end, partially offset by $1.2 billion in scheduled maturities. The $100.5 million increase in fair value was reflected as a $59.2 million (net of tax) increase in accumulated other comprehensive income.
Securities classified as available-for-sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of shareholders equity.
Held-to-Maturity Securities
Period-end held-to-maturity securities were $8.3 billion at September 30, 2015 compared to $7.4 billion at December 31, 2014, an increase of $0.9 billion, or 11.9 percent. The increase was due to purchases of $2.1 billion, which were primarily comprised of Government National Mortgage Association ("GNMA") backed securities, partially offset by paydowns and scheduled maturities of $1.2 billion.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized as mentioned above.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. Our estimated fixed income securities portfolio duration was 2.7 years and 2.8 years at September 30, 2015 and December 31, 2014, respectively.
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
Non-marketable and other securities were $0.7 billion at September 30, 2015 compared to $1.7 billion at December 31, 2014, a decrease of $1.0 billion, or 62.4 percent. The decrease was due to the deconsolidation of 16 limited partnership entities as part of our adoption of ASU 2015-02. Non-marketable and other securities, net of noncontrolling interests were $521 million at September 30, 2015 compared to $512 million at December 31, 2014. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting) (1):
Venture capital and private equity fund investments (2)	$154,660	$44,021	$1,130,882	$84,368
Other venture capital investments (3)	3,390	363	71,204	1,823
Other securities (fair value accounting) (4)	779	227	108,251	7,802
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	84,197	68,998	—	—
Debt funds	21,217	21,217	26,672	26,672
Other investments	119,731	119,731	116,002	116,002
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	123,550	123,550	140,551	140,551
Other investments (5)	17,499	17,499	13,423	13,423
Investments in qualified affordable housing projects (5)	125,532	125,532	121,155	121,155
Total non-marketable and other securities	$650,555	$521,138	$1,728,140	$511,796

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

(2)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and amounts attributable to SVBFG for each fund at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$23,229	$2,918	$24,645	$3,096
SVB Strategic Investors Fund II, LP (i)	—	—	97,250	8,336
SVB Strategic Investors Fund III, LP (i)	—	—	269,821	15,841
SVB Strategic Investors Fund IV, LP (i)	—	—	291,291	14,564
Strategic Investors Fund V Funds (i)	—	—	226,111	350
Strategic Investors Fund VI Funds (i)	—	—	89,605	—
SVB Capital Preferred Return Fund, LP	61,869	13,334	62,110	13,386
SVB Capital—NT Growth Partners, LP	62,818	21,025	61,973	21,006
SVB Capital Partners II, LP (i)	—	—	302	15
Other private equity fund	6,744	6,744	7,774	7,774
Total venture capital and private equity fund investments	$154,660	$44,021	$1,130,882	$84,368

(i)
Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised. See Note 1—”Basis of Presentation” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for additional details.

(3)	The following table shows the amounts of other venture capital investments held by the following funds and amounts attributable to SVBFG for each fund at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$3,390	$363	$3,291	$352
SVB Capital Partners II, LP (i)	—	—	20,481	1,040
Capital Partners III, LP (i)	—	—	41,055	—
SVB Capital Shanghai Yangpu Venture Capital Fund (i)	—	—	6,377	431
Total other venture capital investments	$3,390	$363	$71,204	$1,823

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

Volcker Rule
As discussed in "Business - Supervision and Regulation" under Item 1 of Part I of our 2014 Form 10-K, the “Volcker Rule” under the Dodd-Frank Act restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. On December 10, 2013, the federal bank regulatory agencies, the SEC and the CFTC adopted final regulations implementing the Volcker Rule. The final regulations became effective on April 1, 2014, subject to a conformance time-line pursuant to which affected entities (referred to as "banking entities") are required to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule and the final regulations thereunder.
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
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had, as of September 30, 2015, an aggregate carrying value of approximately $217 million (and an aggregate fair value of $335 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2014 Form 10-K.)

Loans
Loans, net of unearned income increased by $0.9 million to $15.3 billion at September 30, 2015, compared to $14.4 billion at December 31, 2014. Unearned income was $115.4 million at September 30, 2015 and $104.5 million at December 31, 2014. Total gross loans were $15.4 billion at September 30, 2015, an increase of $941 million, compared to $14.5 billion at December 31, 2014. Period-end loans increased compared to December 31, 2014, primarily driven by the increases from our software and internet, consumer and life science & healthcare loan portfolios. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$5,320,056	34.5%	$4,996,246	34.5%
Hardware	970,915	6.3	1,140,494	7.9
Private equity/venture capital	4,611,953	29.9	4,621,299	31.9
Life science & healthcare	1,612,680	10.4	1,300,727	9.0
Premium wine	195,448	1.3	189,142	1.3
Other	298,198	1.9	236,519	1.6
Total commercial loans	13,009,250	84.3	12,484,427	86.2
Real estate secured loans:
Premium wine	633,757	4.1	607,507	4.2
Consumer	1,443,170	9.4	1,117,661	7.7
Other	38,383	0.2	39,983	0.3
Total real estate secured loans	2,115,310	13.7	1,765,151	12.2
Construction loans	92,729	0.6	78,851	0.5
Consumer loans	212,652	1.4	160,337	1.1
Total gross loans	$15,429,941	100.0	$14,488,766	100.0

Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of September 30, 2015:

	September 30, 2015
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,352,846	$837,996	$1,233,609	$780,650	$1,114,955	$5,320,056
Hardware	214,714	172,227	245,254	202,923	135,797	970,915
Private equity/venture capital	514,549	500,870	699,419	574,372	2,322,743	4,611,953
Life science & healthcare	328,143	389,909	367,369	345,005	182,254	1,612,680
Premium wine	70,807	41,542	66,398	16,701	—	195,448
Other	137,117	39,300	21,956	27,908	71,917	298,198
Commercial loans	2,618,176	1,981,844	2,634,005	1,947,559	3,827,666	13,009,250
Real estate secured loans:
Premium wine	149,884	176,544	242,228	65,101	—	633,757
Consumer	1,245,434	170,815	26,921	—	—	1,443,170
Other	—	5,000	11,250	22,133	—	38,383
Real estate secured loans	1,395,318	352,359	280,399	87,234	—	2,115,310
Construction loans	19,587	30,092	43,050	—	—	92,729
Consumer loans	87,963	27,182	6	26,001	71,500	212,652
Total gross loans	$4,121,044	$2,391,477	$2,957,460	$2,060,794	$3,899,166	$15,429,941

At September 30, 2015, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.0 billion, or 38.6 percent of our portfolio. These loans represented 165 clients, and of these loans, $84.6 million were on nonaccrual status as of September 30, 2015 compared to $27.5 million as of December 31, 2014. The $57.1 million increase in nonaccrual loans greater than $20 million to any single client was attributable to the impairment of two sponsored buyout clients in our life science & healthcare loan portfolio during the third quarter of 2015.
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
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life science & healthcare loan portfolios includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 5.8 percent of total gross loans at September 30, 2015, compared to 7.9 percent at December 31, 2014. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalist firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At September 30, 2015, our lending to private equity/venture capital firms represented 29.9 percent of total gross loans, compared to 31.9 percent of total gross loans at December 31, 2014. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At September 30, 2015, sponsor-led buyout loans represented 14.3 percent of total gross loans, compared to 13.2 percent of total gross loans at December 31, 2014. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale, backed by a select group of experienced private equity sponsors' and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants.
At September 30, 2015, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 6.8 percent and 2.7 percent, respectively, of total gross loans, compared to 7.1 percent and 3.8 percent, respectively, at December 31, 2014. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 35.1 percent and 11.7 percent of our outstanding total gross loan balances as of September 30, 2015 were to borrowers based in California and New York, respectively, compared to 34.5 percent and 9.6 percent as of December 31, 2014. Other than California and New York, there are no states with gross loan balances greater than 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2014 Form 10-K.
Credit Quality Indicators
As of September 30, 2015, our criticized and impaired loans represented 5.6 percent of our total gross loans compared to 5.2 percent at December 31, 2014. Our SVB Accelerator practice serves our emerging or early-stage clients. Loans to early stage clients represent a relatively small percentage of our overall portfolio at 5.8 percent of total gross loans. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early stage clients, this situation typically lasts a limited number of weeks and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle. Criticized loan levels will continue to vary but are expected to remain within the current range.
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

(Dollars in thousands)	September 30, 2015	December 31, 2014
Gross impaired, past due, and restructured loans:
Impaired loans	$115,461	$38,137
Loans past due 90 days or more still accruing interest	169	1,302
Total nonperforming loans	115,630	39,439
OREO and other foreclosed assets	—	561
Total nonperforming assets	$115,630	$40,000
Performing TDRs	$554	$587
Nonperforming loans as a percentage of total gross loans	0.75%	0.27%
Nonperforming assets as a percentage of total assets	0.28	0.10
Allowance for loan losses	$197,507	$165,359
As a percentage of total gross loans	1.28%	1.14%
As a percentage of total gross nonperforming loans	170.81	419.28
Allowance for loan losses for impaired loans	$46,256	$15,051
As a percentage of total gross loans	0.30%	0.10%
As a percentage of total gross nonperforming loans	40.00	38.16
Allowance for loan losses for total gross performing loans	$151,251	$150,308
As a percentage of total gross loans	0.98%	1.04%
As a percentage of total gross performing loans	0.99	1.04
Total gross loans	$15,429,941	$14,488,766
Total gross performing loans	15,314,311	14,449,327
Reserve for unfunded credit commitments (1)	36,631	36,419
As a percentage of total unfunded credit commitments	0.23%	0.25%
Total unfunded credit commitments (2)	$16,087,307	$14,705,785

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans increased to 1.28 percent at September 30, 2015, compared to 1.14 percent at December 31, 2014. This increase was primarily driven by an increase in reserves for loans that were impaired during the third quarter of 2015. Our reserve percentage for performing loans was 0.99 percent at September 30, 2015, compared to 1.04 percent at December 31, 2014, reflective of the change in the mix of our loan portfolio to lower risk private equity/venture capital loans.
Our nonperforming loans were $115.6 million at September 30, 2015, compared to $39.4 million at December 31, 2014, consisting of impaired loan balances of $115.5 million and $38.1 million, respectively. Our impaired loan balance increased $77.3 million as a result of $125.3 million in newly impaired loans, partially offset by $29.9 million in charge-offs and $18.1 million in repayments. The newly impaired loans of $125.3 million included $47.2 million from two software and internet clients, of which one was an asset based loan and the other was a sponsored buyout loan, and $41.3 million from two sponsored buyout clients in our life science & healthcare loan portfolio. The allowance for loan losses for impaired loans was $46.3 million at September 30, 2015, compared to $15.1 million at December 31, 2014.
Impaired loans at September 30, 2015, included $110.2 million in impairments in our software and internet and life science & healthcare loan portfolios, of which $88.5 million was attributable to four clients. Impaired loans at December 31, 2014, included $33.3 million in impairments in our software and internet loan portfolio, of which $27.5 million was attributable to one client.

Average impaired loans for the three and nine months ended September 30, 2015 were $101.6 million and $68.0 million, respectively, compared to $15.0 million and $25.8 million for the comparable 2014 periods. The increase in average impaired loans was primarily reflective of an increase in average impaired loans from our software and internet loan portfolio of $66.5 million and $40.9 million for the three and nine months ended September 30, 2015, compared to September 30, 2014, respectively. If the impaired loans had not been impaired, $1.1 million and $2.5 million in interest income would have been recorded for the three and nine months ended September 30, 2015, respectively, compared to $0.2 million and $1.0 million for the comparable 2014 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at September 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014	% Change
Derivative assets, gross (1)	$172,011	$157,990	8.9%
Foreign exchange spot contract assets, gross	99,678	51,972	91.8
Accrued interest receivable	98,453	94,180	4.5
FHLB and Federal Reserve Bank stock	46,116	53,496	(13.8)
Accounts receivable	45,392	20,092	125.9
Deferred tax assets (2)	5,513	45,979	(88.0)
Other assets	113,207	129,499	(12.6)
Total accrued interest receivable and other assets	$580,370	$553,208	4.9

(1)	See “Derivatives” section below.

(2)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted during the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $47.7 million was primarily due to an overall increase in activity at period-end.
FHLB and Federal Reserve Bank stock
The decrease of $7.4 million in FHLB and Federal Reserve Bank stock is a result of a decrease in the amount of stock required to be held by SVB under the FHLB's membership guidelines.
Net Deferred Tax Assets
The decrease of $40.4 million in net deferred tax assets primarily relates to the increase in the fair value of our available-for-sale securities portfolio.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at September 30, 2015 and December 31, 2014:

(Dollars in thousands)	September 30, 2015	December 31, 2014	% Change
Assets:
Equity warrant assets	$130,091	$116,604	11.6%
Foreign exchange forward and option contracts	33,271	34,231	(2.8)
Interest rate swaps	3,485	4,609	(24.4)
Client interest rate derivatives	5,164	2,546	102.8
Total derivative assets	$172,011	$157,990	8.9
Liabilities:
Foreign exchange forward and option contracts	$(28,939)	$(28,363)	2.0
Client interest rate derivatives	(5,719)	(2,748)	108.1
Total derivative liabilities	$(34,658)	$(31,111)	11.4
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science & healthcare industries. At September 30, 2015, we held warrants in 1,625 companies, compared to 1,478 companies at December 31, 2014. Of the 1,625 companies, 21 companies had values greater than $1.0 million and represented 33 percent of the fair value of the portfolio at September 30, 2015. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$122,504	$88,905	$116,604	$103,513
New equity warrant assets	3,544	3,488	8,877	10,919
Non-cash increases in fair value	8,924	6,430	29,034	23,262
Exercised equity warrant assets (1)	(4,469)	(3,802)	(23,606)	(42,157)
Terminated equity warrant assets	(412)	(61)	(818)	(577)
Balance, end of period	$130,091	$94,960	$130,091	$94,960

(1) Includes the exercise of several of public equity warrants, including, FireEye and Twitter, during the nine months ended September 30, 2014.

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at September 30, 2015 was $0.6 million and our net exposure at December 31, 2014 was $1.1 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 10- “Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Interest Rate Swaps
For information on our interest rate swaps, see Note 10–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements” under Part I, Item 1 of this report.

Deposits
Deposits were $37.0 billion at September 30, 2015, an increase of $2.7 billion, or 7.9 percent, compared to $34.3 billion at December 31, 2014. The overall increase in deposits was primarily reflective of the increase in non-interest bearing deposits. At September 30, 2015, 22.6 percent of our total deposits were interest-bearing deposits, compared to 28.4 percent at December 31, 2014.
At September 30, 2015, the aggregate balance of time deposit accounts individually equal to or greater than $250,000 totaled $54.9 million, compared to $105.9 million at December 31, 2014. At September 30, 2015, $54.9 million of the time deposit accounts individually equal to or greater than $250,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
Short-term borrowings were $3.8 million at September 30, 2015, compared to $7.8 million at December 31, 2014. The decrease was due to a reduction in the amount of collateral held from our counterparties in relation to exposures in our favor on outstanding derivative contracts, primarily our interest rate swap agreement related to our 6.05% Subordinated Notes.
Long-Term Debt
Our long-term debt was $797.2 million at September 30, 2015 and $451.4 million at December 31, 2014. The increase in our long-term debt was due to the issuance of 3.50% Senior Notes on January 29, 2015.
As of September 30, 2015, long-term debt included our 3.50% Senior Notes, 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 9–“Short-term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part I, Item I in this report.
Other Liabilities
A summary of other liabilities at September 30, 2015 and December 31, 2014 is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014	% Change
Foreign exchange spot contract liabilities, gross	$150,226	$94,999	58.1%
Accrued compensation	113,139	120,841	(6.4)
Reserve for unfunded credit commitments	36,631	36,419	0.6
Derivative liabilities, gross (1)	34,658	31,111	11.4
Other	231,716	200,123	15.8
Total other liabilities	$566,370	$483,493	17.1

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $55.2 million was primarily due to increased client trade activity at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $7.7 million was primarily the result of 2014 incentive compensation payouts during the first quarter of 2015, partially offset by lower accruals for the nine months ended September 30, 2015 based on current expectations to meet our internal performance targets for fiscal 2015.
Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $36.6 million at September 30, 2015, compared to $36.4 million at December 31, 2014. An increase of $1.4 billion in our total unfunded credit commitments contributed to the increase in the reserve, which was partially offset by a change in the composition of our unfunded credit commitment portfolio, which resulted in a decrease in the reserve rate.

Noncontrolling Interests
Noncontrolling interests totaled $139.3 million and $1.2 billion at September 30, 2015 and December 31, 2014, respectively. The large decrease was due to the deconsolidation of 16 limited partnership entities as part of our adoption of ASU 2015-02 which accounted for $1.1 billion of the decrease. This decrease was slightly offset by net income attributable to noncontrolling interests of $28.4 million for the nine months ended September 30, 2015.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$15,638,501	$131,833	$15,008,982	$185,902
As a percentage of total assets	37.5%	0.3%	38.2%	0.5%
Liabilities carried at fair value	$34,658	$—	$31,111	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
	Level 1 and 2	Level 3	Level 1 and 2	Level 3
Percentage of assets measured at fair value	98.2%	0.8%	91.2%	1.2%
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
During the three and nine months ended September 30, 2015, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $11.6 million and $55.0 million, primarily due to valuation increases in our equity warrant assets. During the three and nine months ended September 30, 2014, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $19.4 million and $163.7 million (which is inclusive of noncontrolling interest).
Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs and credit and other business risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.

SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.2 billion at September 30, 2015, an increase of $0.4 billion, or 12.9 percent, compared to $2.8 billion at December 31, 2014. This increase was primarily due to net income of $256.4 million for the nine months ended September 30, 2015. Additionally, the increase in the net balance of our accumulated other comprehensive income to $97.1 million from $42.7 million at December 31, 2014, was primarily driven by a $100.5 million increase in the fair value of our fixed income security portfolios ($59.2 million net of tax), which resulted from a decrease in the period-end market interest rates for the nine months ended September 30, 2015.
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
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2015 and December 31, 2014. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized”, are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	September 30, 2015	December 31, 2014	“Well Capitalized”	“Adequately Capitalized”
SVB Financial: (1)
CET 1 risk-based capital ratio (2)	12.48%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (3)	13.07	12.91	8.0	6.0
Total risk-based capital ratio (3)	14.05	13.92	10.0	8.0
Tier 1 leverage ratio (3)	7.67	7.74	N/A	4.0
Tangible common equity to tangible assets ratio (4)(5)(6)	7.61	7.15	N/A	N/A
Tangible common equity to risk-weighted assets ratio (4)(5)(6)	12.87	12.93	N/A	N/A
Bank:
CET 1 risk-based capital ratio (2)	12.79%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (3)	12.79	11.09	8.0	6.0
Total risk-based capital ratio (3)	13.85	12.12	10.0	8.0
Tier 1 leverage ratio (3)	7.13	6.64	5.0	4.0
Tangible common equity to tangible assets ratio (4)(5)(6)	7.42	6.38	N/A	N/A
Tangible common equity to risk-weighted assets ratio (3)(4)(5)(6)	13.21	11.19	N/A	N/A

(1)
There were no material changes to any of SVB Financial’s previously-reported capital ratios (common equity tier 1 risk-based capital, tier 1 risk-based capital, total risk-based capital and tier 1 leverage ratios) as of March 31, 2015, after retrospective application of ASU 2015-02 and management's assessment of these ratios under the Basel III Capital Rules. These capital ratios for SVB Financial as of September 30, 2015 continued to exceed minimum regulatory requirements for a “well capitalized” institution.

(2)
Effective January 1, 2015, CET 1 is a new ratio requirement under the Basel III Capital Rules and represents, common stock, plus related surplus and retained earnings, plus limited amounts of minority interest in the form of common stock, less certain regulatory deductions, divided by total risk-weighted assets.

(3)	Ratios as of September 30, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

(4)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(5)
Prior period ratios have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

The total risk-based capital and tier 1 capital ratios for SVB Financial increased compared to December 31, 2014. Beneficial changes in SVB Financial's risk-based capital were due primarily to earnings and to a lesser extent, Basel III capital standards on the treatment of certain equity related to our noncontrolling interests. These beneficial changes were offset somewhat by the impact of Basel III risk-weighting standards on unused loan commitments with original maturities less than one year and certain equity investments. SVB Financial's tier 1 leverage ratio decreased compared to December 31, 2014 primarily due to the increase in average assets, driven by the growth in deposits. For the Bank, the total risk-based capital, tier 1 capital, and tier 1 leverage ratios as of September 30, 2015 increased compared to the same ratios as of December 31, 2014. This increase was a result of SVB Financial's contribution of capital to the Bank totaling $350 million, which was funded primarily by the net proceeds from the issuance of our 3.50% Senior Notes. The capital contribution from SVB Financial to the Bank provides continued support of our clients' growth. The increases in the Bank's ratios, resulting from the contribution, were partially offset by the impact of the new regulatory requirements related to unused commitments as discussed above. All of our capital ratios are above the levels to be considered “well capitalized" under banking regulations.

The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, these financial measures should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholder’s equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies. The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended September 30, 2015 and December 31, 2014:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
GAAP SVBFG stockholders’ equity (1)	$3,174,899	$2,813,072	$3,048,933	$2,399,411
Tangible common equity (1)	$3,174,899	$2,813,072	$3,048,933	$2,399,411
GAAP Total assets (1)	$41,730,982	$39,337,869	$41,073,120	$37,607,973
Tangible assets (1)	$41,730,982	$39,337,869	$41,073,120	$37,607,973
Risk-weighted assets (2)	$24,666,658	$21,755,091	$23,072,656	$21,450,480
Tangible common equity to tangible assets (1)	7.61%	7.15%	7.42%	6.38%
Tangible common equity to risk-weighted assets (1) (2)	12.87	12.93	13.21	11.19

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 1 - "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements" under Part I, Item 1 in this report.

(2)
Amounts and ratios as of September 30, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Amounts and ratios for prior periods represent the previous capital rules under Basel I.

The tangible common equity to tangible assets ratio increased for SVB Financial and the Bank due to increases in total equity. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
For SVB Financial, the tangible common equity to risk-weighted assets ratio decreased due to increases in risk-weighted assets, as a result of the new regulations discussed above, partially offset by increases in common equity. For the Bank, the tangible common equity to risk-weighted assets ratio increased due to increases in tangible common equity, partially offset by increases in risk-weighted assets. These increases were a result of SVB Financial's contribution of capital to the Bank, partially offset by the impact on risk-weighted assets from the new regulatory requirements discussed above.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives off the balance sheet which may impact deposit levels. At September 30, 2015, our period-end total deposit balances increased by $2.7 billion to $37.0 billion, compared to $34.3 billion at December 31, 2014. The overall increase in deposit balances came primarily from our Accelerator/Early-stage and private equity/venture capital clients resulting from continued venture capital funding activity in 2015.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2015 and 2014. For further details, see our "Interim Consolidated Statements of Cash Flows (Unaudited)" under Part I, Item 1 of this report.

	Nine months ended September 30,
(Dollars in thousands)	2015	2014
Average cash and cash equivalents	$2,388,660	$2,930,003
Percentage of total average assets	6.0%	9.3%
Net cash provided by operating activities	$245,429	$236,374
Net cash used for investing activities	(3,321,805)	(8,976,945)
Net cash provided by financing activities	2,939,507	9,074,329
Net increase in cash and cash equivalents	$(136,869)	$333,758
Average cash and cash equivalents decreased by $0.5 billion, or 18.5 percent, to $2.4 billion for the nine months ended September 30, 2015, compared to $2.9 billion for the comparable 2014 period. The decrease was primarily due to the deployment of cash into our fixed income investment portfolio and to fund our solid loan growth. Average investments increased by $6.6 billion to $21.8 billion for the nine months ended September 30, 2015, compared to $15.2 billion for the comparable 2014 period. Average loans increased $3.3 billion to $14.4 billion for the nine months ended September 30, 2015, compared to $11.1 billion for the comparable 2014 period.
Cash provided by operating activities was $245.4 million for the nine months ended September 30, 2015, primarily reflective of net income before noncontrolling interests of $284.8 million.
Cash used for investing activities of $3.3 billion for the nine months ended September 30, 2015 included $5.0 billion for purchases of fixed income securities, partially offset by $2.4 billion from maturities and paydowns from our fixed income securities investments.
Cash provided by financing activities was $2.9 billion for the nine months ended September 30, 2015, primarily reflective of a net increase of $2.6 billion in deposits and $346.4 million in proceeds from the issuance of our 3.50% Senior Notes.
Cash and cash equivalents were $1.7 billion and $1.9 billion, respectively, at September 30, 2015 and September 30, 2014.
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
Interest rate risk is managed by our ALCO. ALCO reviews the market valuation and 12-month forward looking earnings sensitivity of assets and liabilities to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies is monitored on an ongoing basis.
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

Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity (EVE). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of changes in market interest rates on our net interest income (NII) assuming a static balance sheet as of the period-end reporting date. Changes in market interest rates that affect us are principally short-term interest rates and include the following: (i) National Prime and SVB Prime rates; (ii) 1-month and 3-month LIBOR; and (iii) Fed Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, deposit pricing generally follows overall changes in short-term interest rates.
The following table presents our EVE and NII sensitivity exposure at September 30, 2015 and December 31, 2014 related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)	EVE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
September 30, 2015:
+200	$5,414,816	$1,519,835	39.0%	$1,325,251	$242,646	22.4%
+100	4,640,142	745,161	19.1	1,198,996	116,391	10.8
—	3,894,981	—	—	1,082,605	—	—
-100	4,296,793	401,812	10.3	1,040,953	(41,652)	(3.8)
-200	4,277,324	382,343	9.8	1,013,893	(68,712)	(6.3)
December 31, 2014:
+200	$6,201,773	$1,237,900	24.9%	$1,242,321	$223,059	21.9%
+100	5,598,887	635,014	12.8	1,124,643	105,381	10.3
—	4,963,873	—	—	1,019,262	—	—
-100	4,927,749	(36,124)	(0.7)	979,982	(39,280)	(3.9)
-200	5,119,636	155,763	3.1	953,556	(65,706)	(6.4)

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
Our base case EVE as of September 30, 2015 decreased relative to December 31, 2014 by $1.1 billion. Lower rates at the long end of the yield curve caused the value of non-interest bearing non-maturity deposits to increase. This was partially offset by increases in the value of total assets, resulting in a net contribution of $240 million to the decrease in base EVE. The remaining portion of the decrease in EVE--approximately $831 million, is due to changes in balance sheet composition, resulting in the market value of liabilities increasing more than the market value of assets. The increase in the market value of liabilities is primarily due to $4.1 billion of balance growth in NIB (non-interest bearing) non-maturity DDA deposits that has taken place since December 2014. This was tempered by a $1.4 billion decrease in interest-bearing MMA/Sweep deposit balances. Meanwhile, the market value of assets increased due to a $1.6 billion balance increase in investments, and a $930 million increase in total loans. EVE sensitivity increased in the simulated upward rate shock scenarios due primarily to balance growth in NIB non-maturity deposits as previously noted. In the simulated downward interest rate shock scenarios, EVE sensitivity increased due to lower rates at the long-end of the yield curve, resulting in discount rates for NIB non-maturity deposits hitting floors in the model scenarios.
12-Month Net Interest Income Simulation
Our estimated 12-month NII at September 30, 2015 increased from December 31, 2014 by $63.3 million primarily due to the change in balance sheet mix. This was tempered somewhat by a lower starting point for the forward rates used in the simulation compared to December 2014. The forecast NII was positively impacted by the $4.1 billion of growth in non-interest bearing deposit balances accompanied by a balance decrease of $1.4 billion in interest-bearing deposits, which contributed to an overall lower forecast cost of funds. Balance increases noted previously for loans and investments contributed to an increase in forecast interest income. NII sensitivity increased slightly in the upward interest rate scenario and remained flat in the downward interest rate scenario. In the simulated upward rate shock scenarios, NII sensitivity increased slightly due to a higher proportion of floating and variable rate assets relative to fixed at September 30, 2015 as compared to December 31, 2014. In the simulated downward rate shock scenarios, sensitivity remained relatively flat for the loan and investment securities due to rates being at or near their floors in the current rate environment.

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

SVB Financial Group

Date: November 6, 2015	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 6, 2015	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.1	Deferred Compensation Plan as amended and restated					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement