Form 10-K
period 2015-12-31
SVB FINANCIAL GROUP
filed 2016-02-26
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $7,409,425,988.
At January 31, 2016, 51,613,882 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2016 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2015	Part III

Glossary of Frequently-used Acronyms in this Report

AICPA – American Institute of Certified Public Accountants
AFS — Available-for-Sale
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
FDIC – Federal Deposit Insurance Corporation
FHLB – Federal Home Loan Bank
FINRA – Financial Industry Regulatory Authority
FRB – Federal Reserve Bank
FTP – Funds Transfer Pricing
GAAP - Accounting principles generally accepted in the United States of America
HTM — Held-to-Maturity
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

•
The impact of legal requirements and regulations limiting or restricting our activities or resulting in higher costs, including the Dodd-Frank Act, the Volcker rule and Federal Reserve and other regulatory requirements

•	The impact of lawsuits and claims

•	Changes in accounting standards and tax laws

•	The levels of equity capital available to our client or portfolio companies

•	The effectiveness of our risk management framework and quantitative models

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A in this report

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
General
SVB Financial Group ("SVB Financial") is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to clients across the United States, as well as in key international entrepreneurial markets. For over 30 years, we have been dedicated to helping entrepreneurs succeed, primarily in the technology, life science/healthcare, private equity/venture capital and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them throughout their life cycles.
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
As of December 31, 2015, we had, on a consolidated basis, total assets of $44.7 billion, total investment securities of $25.8 billion, total loans, net of unearned income, of $16.7 billion, total deposits of $39.1 billion and total SVB Financial Group (“SVBFG”) stockholders' equity of $3.2 billion.
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
Global Commercial Bank
Our Global Commercial Bank segment is comprised of results primarily from our Commercial Bank, our Private Equity Division, SVB Wine, SVB Analytics and our Debt Fund Investments, each as further described below.
Commercial Bank. Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients in the technology, life science/healthcare, and private equity/venture capital industries. The Bank provides solutions to the financial needs of commercial clients through credit, global treasury management, foreign exchange, global trade finance, and other services. We broadly serve clients within the U.S., as well as non-U.S. clients in key international innovation markets.
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
The Bank's global treasury management products and services include a wide range of deposit, receivables, payments, and cash management solutions accessible through our expanding online and mobile banking platforms. Deposit products include business and analysis checking accounts, money market accounts, multi-currency accounts, in-country bank accounts and sweep accounts. In connection with deposit services, the Bank provides receivables services, which include merchant services, remote capture, lockbox, electronic deposit capture, and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds quickly, as well as business bill pay, business credit and debit cards, account analysis, and disbursement services.
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
SVB Capital
SVB Capital is the venture capital investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages over $2.5 billion of funds on behalf of third party limited partner investors, and on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily through investment returns (including carried interest) and management fees. See Note 2-“Summary of Significant Accounting Policies-Principles of Consolidation and Presentation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
For more information about our three operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 in this report, and Note 22-“Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Revenue Sources
Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2015 were $1.0 billion and $473 million, respectively.
Net interest income is primarily income generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our fixed income securities portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science/healthcare and private equity/venture capital industry sectors. Deposits are also obtained from the premium wine industry commercial clients and from our Private Bank clients. We do not obtain deposits from conventional retail sources.
Noninterest income is primarily income generated from our fee-based services and gains on our investments and derivative securities. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we hold available-for-sale, held-to-maturity, non-marketable and marketable investment securities. Subject to applicable regulatory requirements, we manage and invest in private equity/venture capital funds that invest directly in privately-held companies, as well as funds that invest in other private equity/venture capital funds. Gains on these investments are reported in our consolidated statements of income and include noncontrolling interests. We also recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Gains on Investment Securities, Net” - and "-Gains on Derivative Instruments, Net" under Part II, Item 7 in this report.
We derive substantially all of our revenue from U.S. clients.  We derived less than 10 percent of our total revenues from foreign clients for each of 2015, 2014 and 2013.
Industry Niches
In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, beginning with the emerging, start-up stage.
Technology and Life Science/Healthcare
We serve a variety of clients in the technology and life science/healthcare industries. Our technology clients tend to be in the industries of: hardware (such as semiconductors, communications, data storage, and electronics); software and internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation ("ERI"). Because of the diverse nature of ERI products and services, for our loan-related reporting purposes, ERI-related loans are reported under our hardware and software, as applicable. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. A key component of our technology and life science/healthcare business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:

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
Competition
The banking and financial services industry is highly competitive, and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our competitors include other banks, debt funds, specialty and diversified financial services intermediaries and other "Fintech" disruptors that offer lending, leasing, payments, investment, foreign currency exchange, advisory and other financial products and services to our target client base. We compete with alternative lenders, such as “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have merged in recent years. We compete with non-financial service providers, particularly payment facilitators/processors or other nonbanking technology providers in the payments industry, which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. The principal competitive factors in our markets include product offerings, service, pricing, and transaction size and structure. Given our established market position within the client segments that we serve, our continued efforts to develop products and services, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in all our markets in our core business areas.
Employees
As of December 31, 2015, we employed 2,089 full-time equivalent employees.
Supervision and Regulation
Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the stability of the U.S. banking system as well as the protection of depositors and the Deposit Insurance Fund (the “DIF”). This regulation is not intended for the benefit of our security holders. As a bank holding company that has elected financial holding company status, SVB Financial Group is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve, as well as the California Department of Business Oversight (the "DBO") - Division of Financial Institutions. In addition, and to the extent provided by law, the Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the DIF. Our consumer banking activities also are subject to regulation and supervision by the Consumer Financial Protection Bureau (the “CFPB”). SVB Financial Group’s other non-bank subsidiaries are subject to regulation by the Federal Reserve and other applicable federal and state regulatory agencies and self-regulatory organizations, including the Securities and Exchange Commission ("SEC") and the Financial Industry Regulatory Authority (“FINRA”). In addition, we are subject to regulation by certain foreign regulatory agencies in international jurisdictions where we may conduct business, including the United Kingdom, Israel, Hong Kong and China. (See “-International Regulation” below.)
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

Regulation of Parent: SVB Financial
Under the BHC Act, SVB Financial, as a bank holding company, is subject to the Federal Reserve’s regulation and its authority to, among other things:

•	Require periodic reports and such additional information as the Federal Reserve may require in its discretion;

•	Require the maintenance of certain levels of capital;

•	Restrict the ability of bank holding companies to service debt, pay dividends or to receive dividends or other distributions from their subsidiary banks;

•	Require prior approval for senior executive officer and director changes under certain circumstances;

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

•
Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary, or if there is a failure to maintain certain capital and management standards;

•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations; and

•
Approve acquisitions and mergers with banks and large financial companies and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of 5% or more of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company, SVB Financial generally may engage in these nonbanking activities and certain other broader securities, insurance, merchant banking and other activities that the Federal Reserve has determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval, subject to the requirement imposed by the Dodd‑Frank Act that SVB Financial must obtain prior Federal Reserve approval (subject to certain exceptions) in order to acquire a nonbanking company engaged in financial activities with more than $10 billion in consolidated assets.
Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (“CRA”). In addition, pursuant to the Dodd-Frank Act, a financial holding company, and no longer just its bank, is required to be well-capitalized and well-managed. Failure to maintain compliance with these requirements or correct any non-compliance within a specified time could lead to divestiture of subsidiary banks, require all activities to conform to those permissible for a bank holding company (as opposed to the greater range of activities permissible for a financial holding company), or subject the financial holding company to other regulatory restrictions.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act was intended to make significant structural reforms to the financial services industry. The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector. Various aspects of the Dodd-Frank Act apply based on the asset size of the financial institution. Among other things, the Dodd-Frank Act provides for:

•	Capital standards applicable to bank holding companies may be no less stringent than those generally applicable to insured depository institutions;

•	Annual stress tests for financial entities, including SVB Financial and the Bank;

•
Additional risk management and other enhanced prudential standards for larger bank holding companies with $50 billion or greater in total consolidated assets (See "-Enhanced Prudential Standards" below);

•	Restrictions on a banking institution’s ability to engage in proprietary trading and to sponsor, invest in or lend to certain funds, including venture capital, hedge and private equity funds;

•
Repeal of the federal prohibition (Regulation Q) on the payment of interest on demand deposits, including business checking accounts, and establishment of the $250,000 limit for federal deposit insurance;

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

The Dodd-Frank Act also requires the issuance of numerous implementing regulations, some of which have not yet been issued. Some of the final regulations will continue to take effect over several more years, continuing to make it difficult to anticipate the overall impact to us, our customers, or the financial industry in general. Individually and collectively, both proposed and final regulations resulting from the Dodd-Frank Act may materially and adversely affect our businesses, financial conditions and results of operations. Furthermore, the Dodd-Frank Act imposes enhanced prudential standards on bank holding companies with total consolidated assets of $50 billion or more. See "-Enhanced Prudential Standards" below. As we approach a total consolidated asset size of $50 billion, we may experience heightened regulatory expectations with respect to our risk management practices and other matters, even though we are not yet formally subject to such enhanced prudential standards.

Enhanced Prudential Standards
Under the Federal Reserve’s regulations implementing the Dodd-Frank Act’s enhanced prudential standards, bank holding companies with $50 billion or more in total consolidated assets are subject to more stringent prudential requirements, including requirements for risk-based and leverage capital, liquidity, risk management, resolution planning, supervisory capital stress testing, single counterparty credit exposure limits, and early remediation. Certain requirements, including the single counterparty credit exposure limits and early remediation standards, have not yet been implemented.

Pursuant to the Federal Reserve’s regulations, a bank holding company becomes subject to the more stringent prudential standards at the end of a four-quarter period over the course of which the bank holding company averages total consolidated assets of $50 billion or more. We refer to the conclusion of that four-quarter period as the time at which a bank holding company becomes “subject to enhanced prudential standards.” Once a bank holding company becomes subject to enhanced prudential standards, certain of the standards include a transition period before the bank holding company is required to comply. Below we describe several of the enhanced prudential standards’ requirements and the associated transition periods that apply once a bank holding company becomes subject to the requirements.

•
Comprehensive Capital Analysis and Review (“CCAR”). Bank holding companies are required to submit an annual capital plan to the Federal Reserve. Failure to submit a satisfactory plan can result in dividend and other restrictions. A bank holding company must comply with the requirements of the CCAR program on January 1 of the first year after becoming subject to enhanced prudential standards.

•
Stress Testing. Bank holding companies are required to submit to the Federal Reserve the results of a mid-year and annual company-run stress test and make summaries of such results available to the public (SVB Financial already is subject to the annual company-run stress test requirements by virtue of having more than $10 billion in total consolidated assets). In addition, bank holding companies are subject to an annual supervisory stress test conducted by the Federal Reserve, which publicly discloses summaries of the results of the supervisory stress tests. If a bank holding company becomes subject to the bi-annual company-run and supervisory stress test requirements on or before March 31st of a given year, it must comply with such requirements on January 1st of the following year. However, if a bank holding company becomes subject to the requirements after March 31st of a given year, it must comply with the requirements on January 1st of the second year following the year in which it becomes subject to the requirements.

•
Resolution Planning. Bank holding companies are required to annually submit to the Federal Reserve and the FDIC a plan for rapid and orderly resolution in the event of material financial distress or failure. Separately, under its regulatory authority, the FDIC requires insured depository institutions that have average total consolidated assets of $50 billion or more, based on a four-quarter average, to annually submit to the FDIC a plan that enables the FDIC as receiver to resolve the bank under Sections 11 and 13 of the Federal Deposit Insurance Act, as amended (the “FDIA”). A subject bank holding company or bank must submit its first resolution plan by the first July 1st after becoming subject to the rule, so long as it becomes subject to the rule at least 270 days before the first July 1st (i.e., approximately by October of that year). If the first July 1st is fewer than 270 days after becoming subject to the rule, the bank holding company or bank, as the case may be, must submit its first resolution plan by the second July 1st after becoming subject to the rule.

•
Liquidity Coverage Ratio. Pursuant to the Liquidity Coverage Ratio (“LCR”) requirement, bank holding companies are required to maintain high-quality liquid assets in accordance with specific quantitative requirements. A modified, less stringent version of the Federal Reserve’s LCR rule applies to bank holding companies with greater than $50 billion in total consolidated assets, but less than $250 billion in total consolidated assets and $10 billion in foreign exposures (so-called “advanced approaches” banking organizations). The modified LCR rule, which would apply to SVB Financial on our becoming subject to enhanced prudential standards, requires subject bank holding companies to maintain sufficient high-quality liquid assets to meet anticipated cash outflows on the last business day of the applicable calendar month. A bank holding company must comply with the modified LCR rule immediately after becoming subject to it.

•
Risk Management. Bank holding companies must comply with enhanced risk management requirements. These requirements impose standards on the board of director’s risk committee and for a chief risk officer. The enhanced prudential requirements also impose liquidity risk management standards and require subject bank holding companies to conduct regular liquidity stress testing over various time horizons and maintain a buffer of liquid assets based on the results of such stress testing. Bank holding companies are required to comply with such risk management and liquidity risk management requirements on the first day of the fifth quarter after becoming subject to the enhanced prudential standards.

•
Pillar III Disclosure. Bank holding companies are required to make timely qualitative and quantitative disclosures about their regulatory capital, referred to as “Pillar III disclosures.” Quantitative disclosures must be made quarterly; qualitative disclosures that do not change each quarter may be disclosed annually. Bank holding companies are required to make Pillar III disclosures after reporting $50 billion or more in total consolidated assets in their year-end reports to the Federal Reserve. Because the disclosures are backward looking, a bank holding company makes its first disclosures with respect to data from prior quarters.

Regulation of Silicon Valley Bank
The Bank is a California state-chartered bank, a member and stockholder of the Federal Reserve and a member of the FDIC. The Bank is subject to primary supervision, periodic examination and regulation by the DBO and the Federal Reserve, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank activities and investments under the FDIA, to those permissible for national banks. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their transactions with affiliates, their foreign operations, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the Federal Reserve, and separately FDIC as insurer of the Bank’s deposits, have prudential authority to:

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

Regulatory Capital
In July 2013, the Federal Reserve, FDIC and OCC published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The agencies said that they believe that the new rules will result in capital requirements that better reflect banking organizations’ risk profiles. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to the internationally agreed regulatory capital framework released by the Basel Committee on Banking Supervision (the "Basel Committee"). The new rules became effective for SVB Financial and the Bank in January 2015, with some rules being transitioned into full effectiveness over two to four years. The new capital rules, among other things, (i) require elevated capital levels for the Bank and SVB Financial; (ii) introduce a new capital measure limited to common equity called “Common Equity Tier 1” (“CET1”) and a related regulatory capital ratio of CET 1 to risk-weighted assets; (iii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iv) change the risk-weightings of certain on- and off-balance sheet assets for purposes of risk-based capital ratios; (v) create an additional capital conservation buffer (which will limit dividends and other discretionary bonus payments to certain executive officers if not satisfied) above the required capital ratios; (vi) limit what qualifies as capital for purposes of meeting the various capital requirements; (vii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (viii) expand the scope of the deductions from and adjustments to capital as compared to prior regulations.
In addition, the Bank is required to demonstrate its ability to maintain sufficient capital ratios under the scenarios of adverse and severely adverse financial conditions that are part of Federal Reserve's stress testing requirements. Bank holding companies with total consolidated assets between $10 billion and $50 billion and state member banks with total consolidated assets of more than $10 billion, such as SVB Financial and the Bank, are now generally required to conduct annual company-run stress tests, the results of which could require us to take certain actions, including raising additional capital. We are required to submit to the Federal Reserve the results of the annual company-run stress tests and to make summaries of the results of the company-run stress tests available to the public.
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
The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a transition period. These changes include, for example, the requirement that deferred tax assets (“DTAs”) arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In addition, under the previous capital rules, certain effects of accumulated other comprehensive income or loss items included in shareholders’ equity were reversed for the purposes of determining regulatory capital ratios. Under the new capital rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including SVB Financial and the Bank, may make a one-time permanent election to continue to exclude these items. We made this election in April 2015 to reduce the impact of market volatility on SVB Financial’s and the Bank’s regulatory capital levels. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and a 20% percentage-point increase per year until reaching 100%).
The newly effective capital rules also include changes in the risk-weighting of assets to better reflect perceived credit risk and other risk exposure and require higher tangible common equity components of capital. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%). Under the new capital rules, the minimum capital ratios beginning January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)
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
Although we continue to evaluate the impact that the new capital rules have on SVB Financial and the Bank, we believe that SVB Financial and the Bank meet all capital requirements under the new capital rules on a fully phased-in basis as if such requirements were effective as of December 31, 2015. The estimate is based on management’s current interpretation, expectations, and understanding of the new capital rules. We anticipate that the Bank will continue to exceed the well-capitalized minimum capital requirements, and that SVB Financial will continue to qualify as a financial holding company.

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

Subject to certain exceptions, the Volcker Rule prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging in purchases or sales of securities or certain other financial instruments, as principal, for the “trading account” of the banking entity. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as market-making related activities, risk-mitigating hedging activities, trading in U.S. government or agency obligations, or certain other U.S. state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Based on this definition and the exceptions provided under the final regulations, we do not believe that we engage in any proprietary trading that is prohibited under the Volcker Rule.
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
Under the final regulations, the Volcker Rule’s prohibitions and restrictions apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank. SVB Financial maintains investments in certain venture capital and private equity funds that it did not sponsor; maintains investments in sponsored-funds that exceed three percent of each such fund’s total ownership interests; and its aggregate investments in all covered funds may exceed three percent of its Tier 1 capital. SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds over time and to forego investment opportunities in certain funds in the future. SVB Financial is generally required by the final rules to come into conformance with the Volcker Rule’s requirements regarding covered funds by July 2016 with respect to covered funds in which SVB Financial invested or SVB Financial sponsored as of December 31, 2013. The Federal Reserve has indicated that it intends to extend this conformance deadline to July 2017. In addition, the Federal Reserve may extend the conformance deadline for up to an additional five years (until July 2022) for investments that are considered illiquid. We intend to seek the maximum extensions (up to July 2022) available to us. However, the process and standards that apply to any such additional extensions are not clear at this time, and there is no guarantee that the Federal Reserve will grant any of these extensions.
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had, as of December 31, 2015, an aggregate carrying value of approximately $210 million (and an aggregate fair value of $321 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non−marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I below.)
The Volcker Rule also requires banking entities to design and implement a compliance program reasonably designed to ensure and monitor compliance with the Volcker Rule. If SVB Financial reports total consolidated assets as of the previous calendar year end of $50 billion or more, it will become subject to the Volcker Rule’s enhanced compliance program requirements, which, among other things, require an annual attestation from the chief executive officer regarding the design and effectiveness of the compliance program.
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

Safety and Soundness Guidelines
Banking regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees and benefits. In addition, the bank regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. The Federal Reserve’s enhanced prudential standards require bank holding companies with total consolidated assets of $10 billion or more to establish and maintain risk management committees for their boards of directors to oversee the bank holding companies’ risk management frameworks. In January 2015, we formed a risk committee of our Board of Directors. Bank holding companies with total consolidated assets of $50 billion and greater are subject to more stringent board risk committee and risk management requirements, including liquidity risk requirements.

Restrictions on Dividends
Dividends from the Bank constitute one of the primary sources of cash for SVB Financial. The Bank is subject to various federal and state statutory and regulatory restrictions on its ability to pay dividends, including applicable provisions of the California Financial Code and the prompt corrective action regulations. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”
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

Premiums for Deposit Insurance
The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. In recent years, due to higher levels of bank failures, the FDIC’s resolution costs increased, which depleted the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits, the FDIC has increased deposit insurance premium rates. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more, such as the Bank, are responsible for funding the increase. The Bank bases its assessment rate on a risk−based scorecard calculation provided by the FDIC. In addition, the FDIC retains the authority to further increase the Bank’s assessment rates and the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. Continued increases in our FDIC insurance premiums could have an adverse effect on the Bank’s results of operations. For the year ended December 31, 2015, we recorded $25.5 million in FDIC assessments expense.

Consumer Regulations
The Bank is subject to many federal consumer protection statutes and regulations, such as the CRA, the Equal Credit Opportunity Act (Regulation B), the Electronic Fund Transfer Act (Regulation E), the Truth in Lending Act (Regulation Z), the National Flood Insurance Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transaction Act and various federal and state privacy protection laws. In addition, the CFPB has the authority to conduct examinations for all depository institutions with total assets of $10 billion or more, which includes the Bank. The CFPB’s mandate is to promulgate consumer regulations and ensure that consumer financial practices at large banks, such as the Bank, comply with consumer financial protection legal requirements. The CFPB’s authority includes the ability to examine all subsidiaries and affiliates of the Bank as well. Penalties for violating these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, civil monetary penalties, remediation to affected consumers and reimbursements and orders to halt expansion/existing activities. The CFPB has broad authority to institute various enforcement actions, including investigations, civil actions, cease and desist proceedings and the ability to refer criminal findings to the Department of Justice. The Bank and SVB Financial are also subject to federal and state laws prohibiting unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
Examination and enforcement by the state and federal banking agencies, and other such enforcement authorities, for non-compliance with consumer protection laws and their implementing regulations have increased and become more intense. The advent of the CFPB further heightens oversight and review of compliance with consumer protection laws and regulations. Due to these heightened regulatory concerns, including increased enforcement of the CRA by the federal banking agencies, and new powers and authority of the CFPB, the Bank and its affiliates may incur additional compliance costs or be required to expend additional funds for investments in their local community.

Anti-Money Laundering Regulations
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) of 2001 and its implementing regulations substantially broadened the scope of U.S. anti-money laundering laws and regulations by requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The USA PATRIOT Act and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. Material deficiencies in anti-money laundering compliance, and compliance with related requirements such as the U.S. economic and trade sanctions regimes, can result in public enforcement actions by the bank regulatory agencies and other government agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputational consequences for SVB Financial and the Bank.

Regulation of Certain Subsidiaries
SVB Securities is registered as a broker-dealer with the SEC and a member of FINRA, and accordingly, is subject to regulation by both agencies. SVB Securities is also a member of the Securities Investor Protection Corporation. As a broker-dealer, SVB Securities must comply with a variety of regulations associated with its business lines, including (i) rules that govern the registration and examination of SVB Securities and its employees, (ii) substantive requirements and prohibitions concerning its relationships with its customers and counterparties, (iii) anti-fraud provisions and (iv) requirements to develop and maintain internal compliance and supervisory programs. SVB Securities also must comply with the financial responsibility rules governing broker-dealers, including Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer and seek to ensure its financial stability in light of its activities. Under this rule, SVB Securities is required to maintain minimum net capital calculated in accordance with a specified formula in order to help meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities or require a capital infusion to support growth in the business or new activities. SVB Asset Management and SVB Wealth Advisory are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to its rules and regulations. In addition, following completion of various studies on investment advisers and broker−dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC’s examination authority over investment advisers, which may have an impact on SVB Asset Management and SVB Wealth Advisory that we cannot currently assess. The regulatory environment for broker-dealers and investment advisers is constantly evolving as the regulators adopt new rules and interpretations.

International Regulation
Our international-based subsidiaries and global activities, including our banking branch in the United Kingdom and our joint venture bank in China are subject to the respective laws and regulations of those countries and the regions in which they operate. This includes laws and regulations promulgated by, but not limited to, the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom, the China Banking Regulatory Commission and the Hong Kong Monetary Authority. Moreover, promulgation by standard-setting bodies that are charged with the development of international regulatory frameworks, such as the Basel Committee, can affect the Bank and SVB Financial globally as national regulators implement the frameworks in local jurisdictions.

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
Our loan portfolio has a credit profile different from that of most other banking companies. The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for emerging, early-stage and mid-stage privately-held companies, many of our loans are made to companies with modest or negative cash flows and/or no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity event. Since the financial crisis of 2008, overall economic conditions have relatively improved. Financing activity, as well as mergers & acquisitions (“M&A”) and initial public offerings (“IPOs”) - activities on which investors may rely on to “exit” investments to realize returns - have been at healthier levels. Valuations of companies, on which such activities are based, have also increased, though in some cases at potentially inflated levels. Economic and market conditions fluctuate and may be volatile. If current economic conditions weaken or do not continue to improve, such activities may slow down, or valuations may drop, in a meaningful manner, which may impact the financial health of our client companies. In such case, investors may provide financing in a more selective manner, at lower levels, and/or on less favorable terms, any of which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. Moreover, collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in the technology and life science/healthcare industry sectors, the two sectors in which most of our borrowers reside, as well as periodic volatility in the market prices for their securities, a borrower's financial position can deteriorate rapidly.

A meaningful portion of our loan portfolio is comprised of our larger loans. As of December 31, 2015, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.8 billion, or 40.6 percent, of our portfolio. These larger loans have over time represented, and continue to represent, an increasingly larger portion of our total loan portfolio. These loans include capital call lines of credit to our private equity/venture capital clients, as loans to our larger clients (including those in our Corporate Finance practice which serves our large corporate clients, typically with annual revenues over $75 million) which may be made to companies with greater levels of debt relative to their equity, balance sheet liquidity, and/or cash flow. We have been continuing to increase our efforts to lend to larger corporate and private equity clients, as well as to underwrite larger loans. Additionally, in recent periods, we have increased our efforts to make sponsor-led buyout loans, which are leveraged buyout or recapitalization financings that are typically sponsored by our private equity clients. These buyout loans tend to be larger in size, many of which individually are greater than $20 million. Increasing our loan commitments, especially larger loans, could increase the impact on us of any single borrower default. Moreover, we have been increasing our participation in larger syndicated credit facilities agented by other financial institutions, where our control or decision-making ability over the credit facility is limited to our participation interest.

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

We also lend primarily to private equity/venture capital professionals through SVB Private Bank. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. In certain instances, we may also relax loan covenants and conditions or extend loan terms to borrowers that are experiencing financial difficulties. While such determinations are based on an assessment of various factors including access to additional capital in the near term, there can be no assurance that such continued support will result in the borrower meeting their financial commitments. We also lend to premium wineries and vineyards through SVB Wine. Repayment of loans made to these clients may be dependent on overall wine demand and sales, or other sources of financing or income

(which may be adversely affected by a challenging economic environment), and overall grape supply (which may be adversely affected by poor weather, drought, earthquake, or other natural conditions). The state of California continues to experience severe drought conditions since 2011 due to extremely low levels of rainfall. In January 2014, Governor Jerry Brown declared a drought emergency for California, and in April 2015, Governor Brown announced a state-wide 25 percent mandatory reduction in water usage and a series of actions to conserve water. Most of our clients’ wineries and vineyards are based in California, and the drought and any current or future restrictions on water usage may have a material adverse effect on our SVB Wine borrower clients and their ability to repay their loans.

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
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is reflected off our balance sheet. See Note 19 - “Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements ” under Part II, Item 8 in this report for additional details. Actual borrowing needs of our clients may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from more discerning and selective private equity/venture capital firms. In addition, limited partner investors of our private equity/venture capital fund clients may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may impact our clients' borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations or reputation.

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

Changes in key variable market interest rates, such as the Federal Funds, National Prime, the London Interbank Offered Rate (“LIBOR”) or Treasury rates, generally impact our interest rate spread. While changes in interest rates do not produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates will nevertheless likely cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. On December 16, 2015, the Federal Reserve raised interest rates for the first time since 2007. However, if interest rates do not continue to rise, low rates could constrain our net income levels. Unexpected or further interest rate changes may adversely affect our business forecasts and expectations. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. In addition, changes in the method of determining LIBOR or other reference rates may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread, financial condition or results of operations.

Any material reduction in our interest rate spread or the continuation of low levels of market interest rates could have a material adverse effect on our business, results of operations or financial condition.

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
In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science/healthcare industries. We have also made investments through SVB Financial or our SVB Capital family of funds primarily in venture capital funds and direct investments in companies, many of which are required to be carried at fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, the timing of our receipt of relevant financial information, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of our realization of actual net proceeds, if any, from our disposition of these financial instruments depend upon various factors, some of which are beyond our control. Those factors include the level of IPO and M&A activity (or other “exit” activity), legal and contractual restrictions on our ability to sell equity positions held (including the expiration of any “lock-up” agreements), the perceived and actual performance and future value of the underlying portfolio companies, the current valuation of the financial instruments, the timing of any actual dispositions, and overall market conditions. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, the fair market value of these financial instruments might increase or decrease materially, and the net proceeds realized upon disposition might be different than the then-current recorded fair market value.

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

We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. Additionally, the value of our equity warrant asset portfolio depends on, among other things, the underlying value of the issuing companies, which may also vary materially from period to period. See Note 14 - “Derivative Financial Instruments" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for additional details.

Public equity offerings and mergers and acquisitions involving our clients or a slowdown in venture capital investment levels may reduce the borrowing needs of our clients, which could adversely affect our business, results of operations or financial condition.

While an active market for public equity offerings and M&A activity generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. Moreover, our capital call lines of credit are typically utilized by our private equity/venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations or financial condition.

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

Moreover, equity awards are an important component of our compensation program, especially for our executive officers and other members of senior management. The extent of available equity for such awards is subject to stockholder approval, as well as our equity burn rate limit. If we do not have sufficient shares to grant to existing or new employees, there could be an adverse effect on our recruiting and retention efforts, which could impact our growth and results of operations.

The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us, which could subject us to potential liability.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees and third-party contractors used by us. In addition, SVB provides card transaction processing services to some merchant customers under agreements we have with those merchants and/or with the payment networks. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach. Furthermore, SVB’s cardholders use their debit and credit cards to make purchases from third parties or through third-party processing services. As such, SVB is subject to risk from data breaches of such third-party’s information systems or their payment processors, including due to resulting unauthorized card use. Such a data security breach could compromise SVB account information, cause losses on card accounts and increase litigation costs. SVB may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security breaches, such as replacing cards associated with compromised card accounts.

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

In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. The more recent advent of state-sponsored or terrorist-sponsored efforts to hack or disable information technology systems increases risks, since the motivation may be for geopolitical as much as for financial gain. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; force majeure claims by us or critical suppliers; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our business, financial condition and results of operations.

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
In order to serve our target clients effectively, we have developed, and are continually developing, a comprehensive array of banking and other products and services. In order to support these products and services and for the Company to operate effectively, we have developed, purchased and licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in and enhance these systems, and our people and processes. These investments and enhancements may affect our future profitability and overall effectiveness. From time to time, we may change, consolidate, replace, add or upgrade existing systems or processes, which if not implemented properly to allow for an effective transition, may have an adverse effect on our operations, including business interruptions which may result in inefficiencies, revenue losses, client losses, exposure to fraudulent activities, regulatory enforcement actions, or damage to our reputation. We routinely enhance our core banking systems, as well as implement or enhance other systems to support specific business units, including our international operations. We also outsource certain operational and other functions to consultants or other third parties to enhance our overall efficiencies. If we do not implement our systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any failure of such could adversely affect our operations, financial condition, results of operations, future growth or reputation.

Business disruptions and interruptions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition or results of operations.
Our operations can be subject to natural disasters and other external events beyond our control, such as earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or attributable to human beings, could cause severe destruction, disruption or interruption to our operations or property. Financial institutions, such as us, generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business, financial condition or results of operations could be adversely affected in a material manner. In addition, depending on the nature and duration of the disruption or interruption, we might be vulnerable to fraud, additional expense or other losses, or to a loss of business and/or clients. We have implemented a business continuity management program and we continue to enhance it on an ongoing basis. There is no assurance that our business continuity management program can adequately mitigate the risks of such business disruptions and interruptions.

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
We rely on third parties, both in the United States and internationally in countries such as the United Kingdom, Hong Kong, China, Israel, and India, in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to perform services for us, fulfill their obligations to us, accurately inform us of relevant information, and conduct their activities professionally and in a manner that reflects positively on us. In some instances, our regulators may hold us responsible for the performance of parties with which we have these relationships. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational issues, increased expenditures, regulatory actions, damage to our reputation or loss of clients, which could harm our business and operations, financial performance, strategic growth or reputation.

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
One important component of our strategy is to expand internationally. In 2012, we opened a banking branch in the United Kingdom, as well as a joint venture bank in China. We also currently have offices in Hong Kong and Israel. We plan to expand our operations and business activities in some of our current international markets, as well as, expand our business beyond those markets. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and doing business with local business partners and other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, incremental requirement of management's attention and resources, differing technology standards or customer requirements, data security or transfer risks, cultural differences, political and economic risks, and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations or financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, anti-corruption laws, privacy laws, and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our business and results of operations.

Legal/Regulatory Risks
We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us, and the stringency of the regulatory framework applicable to us may increase if, and as, our asset size continues to grow.
SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve, the CFPB, and the DBO, as well as various regulatory authorities that govern our global activities. Federal and state laws and regulations govern, restrict, limit or otherwise affect the activities in which we may engage, may affect our ability to expand our business over time, may result in an increase in our compliance costs, including higher FDIC insurance premiums, and may affect our ability to attract and retain qualified executive officers and employees. Further, the stringency of the federal bank prudential regulatory framework that applies to us may increase as our asset size grows. In particular, under the Dodd-Frank Act and current Federal Reserve regulations, certain enhanced prudential standards will apply to us if we reach or exceed $50 billion in total consolidated assets. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material adverse effect on our business, including limiting or imposing conditions on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital and meet other minimum financial standards, which may require us to raise additional capital in the future, affect our ability to use our capital resources for other business purposes or affect our overall business strategies and plans. Furthermore, the Basel Committee has adopted new capital, leverage and liquidity guidelines under the Basel Accord (known as “Basel III”). The Federal Reserve has adopted regulations that generally align with these international standards, and the new Federal Reserve regulations have the effect of raising our capital requirements beyond those previously in place. Such requirements also include limitations on capital distributions and discretionary bonus payments to executives if certain minimum capital requirements are not maintained. Such limitations may adversely affect our business, financial condition and stockholders, as well as our ability to recruit or retain key executives. The Federal Reserve also has adopted certain stress testing requirements, the results of which we are required to submit to the Federal Reserve and to disclose to the public. In addition, depending on the results of the stress tests, we could be required to raise additional capital or take certain other actions. Increased regulatory requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition or results of operations.

We are subject to the Volcker Rule, which limits certain trading and investment activities and has required us to modify our historical venture capital fund investment and sponsorship business and activities.

The Volcker Rule restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. Although we do not believe that we engage in any proprietary trading that is prohibited under the Volcker Rule, certain of our historical venture capital fund investment and sponsorship businesses and activities are affected by the rule. In particular, the Volcker Rule restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. In general, we conformed our activities to these restrictions by July 21, 2015; however, certain legacy investments and relationships are subject to an extended conformance period that ends in July 2016. The Federal Reserve has indicated that it intends to extend this conformance deadline to July 2017. In addition, the Federal Reserve may extend the conformance deadline for up to an additional five-year years (until July 2022) for investments that are considered illiquid. We intend to seek the maximum extensions (up to July 2022) available to us. Under this rule, we will have to wind-down, transfer, divest or otherwise ensure the termination or expiration of any prohibited interests prior to the end of the applicable conformance period. While we intend to seek the maximum extensions available to us, the process and standards that apply to any such additional extensions are not clear at this time, and there is no assurance that we will be granted any of these extensions, and thus, we may be required to divest our prohibited interests within a short period of time and/or at possibly distressed prices.

We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests had an aggregate carrying value of approximately $210 million (and an aggregate fair value of approximately $321 million) as of December 31, 2015. These covered fund interests are comprised of interests attributable, solely, to us in our consolidated managed funds and certain of our non-marketable securities. These Volcker Rule restrictions could have a material adverse effect on our investment portfolio and results of operations. The actual impact from these restrictions will be dependent on a variety of factors, including our ability to obtain regulatory extensions, our ability to sell the investments, our carrying value at the time of any sale, the actual sales price realized, the timing of such sales, and any additional regulatory guidance or interpretations of the Volcker Rule.

If we continue to grow and our total consolidated assets reach or exceed $50 billion, we will be subject to more stringent regulations, including enhanced prudential standards, required by the Dodd-Frank Act and regulations adopted by the Federal Reserve for large bank holding companies.

Under the Federal Reserve’s enhanced prudential standard regulations, bank holding companies with $50 billion or more in total consolidated assets are subject to more stringent prudential requirements.  Pursuant to the Dodd-Frank Act, the more stringent prudential standards include requirements for risk-based and leverage capital, liquidity, risk management, resolution planning, supervisory capital stress testing, single counterparty credit exposure limits, and early remediation --- all of which require appropriate resources and planning. The Dodd-Frank Act permits, but does not require the Federal Reserve to apply to such large bank holding companies enhanced prudential standards in other areas, including short-term debt limits and enhanced public disclosures. For information about the regulations applicable to bank holding companies with $50 billion or more in total consolidated assets, see the section "Business---Supervision and Regulation---Enhanced Prudential Standards," under this Part I, Item 1.

As of December 31, 2015, our total consolidated assets were $44.7 billion. If we continue to grow, either organically or potentially by future acquisitions, and our total consolidated assets reach or exceed $50 billion, we will become subject to such enhanced prudential standards, which will impose more stringent requirements or limitations on our business, as well as increase our compliance costs. Specifically, SVB Financial would become subject to the more stringent prudential standards at the end of a four-quarter period over the course of which SVB Financial averages total consolidated assets of $50 billion or more. As described above in the section “Business---Supervision and Regulation---Enhanced Prudential Standards,” under this Part I, Item 1, the various requirements to which SVB Financial would become subject have varying transition periods.

For example, if we are subject to CCAR, the Federal Reserve may object to or otherwise not respond favorably to our capital plan, capital actions or stress test results, and we may be limited as to how we utilize our capital, including with respect to common stock dividends and stock repurchases.

In addition, if SVB Financial becomes subject to the Federal Reserve’s and the FDIC’s resolution planning rules, and the agencies jointly determine that our resolution plan is not credible, and we fail to cure the deficiencies in a timely manner, the Federal Reserve and the FDIC may jointly impose on us or our subsidiaries more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require the divestment of assets or operations.

Further, under the modified LCR rule, SVB Financial would be required to measure specified unencumbered high-quality liquid assets against our expected net cash outflows, using the methodologies prescribed by the rule. As a result of the rule’s application to SVB Financial, our holdings of high-quality liquid assets may increase and the composition of our balance sheet may change. Additionally, such an increase may also adversely affect our financial condition and results of operations since high-quality liquid assets tend to carry lower yields.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We also must comply with U.S. economic and trade sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control and the Foreign Corrupt Practices Act, and we, like other financial institutions, are subject to increased scrutiny for compliance with these requirements. If our anti-money laundering policies, procedures and systems, or compliance with related requirements such as the U.S. economic and trade sanctions regimes, are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition or results of operations.

If we were to violate, or fail to comply with, international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations or reputation.
International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the Securities and Exchange Commission ("SEC"), the NASDAQ Stock Market, FINRA, and state securities regulators, regulate investment advisers and broker-dealers, including our subsidiaries, SVB Asset Management and SVB Securities, as applicable. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing public companies, financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as imposing restrictions on how we conduct our business, revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums, higher levels of liquidity available to meet the Bank's financial needs and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.
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
Our holding company, SVB Financial, relies on warrant income, investment distributions and dividends from its subsidiaries for most of its cash revenues.
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
As a bank holding company, we are subject to certain laws that could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our stockholders. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal and state regulations, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or the Federal Reserve, after receiving notice, not objecting prior to any person or entity acquiring “control” (as determined under the Federal Reserve's standards) of a bank holding company, such as SVB Financial, or a state member bank, such as the Bank. In addition, DBO approval may be required in connection with the acquisition of control of the Bank. Moreover, certain provisions of our certificate of incorporation and by-laws and certain other actions we may take or have taken could delay or prevent a third-party from acquiring us, even if such acquisition would be beneficial to our stockholders. For example, these laws, regulations and other provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.
Strategic/Reputation/Other Risks
Concentration of risk increases the potential for significant losses.
Concentration of risk, including by client industry, size or stage of client companies and client geography, increases the potential for significant losses in our business. While there may exist a great deal of diversity within each industry, our clients are concentrated by these general industry niches: technology, life science/healthcare, private equity/venture capital and premium wine. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications, data storage and electronics), software and internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation. Our life science/healthcare clients are concentrated in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Many of our client companies are concentrated by certain stages within their life cycles, such as early-stage, mid-stage or later-stage, and many of these companies are venture capital-backed. We take deposits from these clients and are also continuing to increase our efforts to lend to larger clients and to make larger loans. In addition, our geographic focus on key domestic and international innovation markets, as well as premium wine markets, may increase our concentration risk. Our loan concentrations are derived from our borrowers engaging in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition. Due to our concentrations, we may suffer losses even when economic and market conditions are generally favorable for our competitors.

Decreases in the amount of equity capital available to our portfolio companies could adversely affect our business, growth and profitability.
Our core strategy is focused on providing banking products and services to companies, including in particular to early-stage to mid-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” corporate investors, crowd-funding and other evolving sources of capital. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our client will receive additional rounds of equity capital from investors or other funding sources. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have an adverse effect on our business, profitability and growth prospects.
Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, the prevalence of IPO's or M&A activity of companies within our technology and life science/healthcare industry sectors, the availability and return on alternative investments, economic conditions in the technology, life science/healthcare and private equity/venture capital industries, and overall general economic conditions. Reduced capital markets valuations could reduce the amount of capital available to our client companies, including companies within our technology and life science/healthcare industry sectors.
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
We compete with other banks and specialty and diversified financial services companies and debt funds, some of which are larger than we are, which offer lending, leasing, payments, foreign currency exchange, other financial products and advisory services to our client base. We also compete with other alternative lenders, such as online “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have emerged in recent years. Moreover, we compete with non-financial services, particularly payment facilitators/processors or other nonbanking technology providers in the payments industry, which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. In other cases, some competitors may offer a broader range of financial products to our clients, and some competitors may offer a specialized set of specific products or service. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, results of operations, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, results of operations, financial condition or future growth of our non-banking services, including our payments services, as well as our access to capital and attractive investment opportunities for our funds business.

Our ability to maintain or increase our market share depends on our ability to attract and maintain, as well as meet the needs of, existing and future clients.
Our success depends, in part, upon our ability to maintain or increase our market share. In particular, much of our success depends on our ability to attract early-stage or start-up companies as clients and to retain those companies as clients as they grow and mature successfully through the various stages of their life cycles. In order to maintain or increase our market share, we must meet the needs of existing and potential future clients. Not only must we adapt our products and services to evolving industry standards, but we must also innovate new products and services beyond industry standards in order to serve our clients, who are innovators themselves. A failure to achieve market acceptance for any new products or services we introduce, a failure to introduce products or services that the market demands, or the costs associated with developing, introducing and providing new products and services could have an adverse effect on our business, results of operations, growth prospects and financial condition.

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

We are focused on our long-term growth and have undertaken various strategic activities and business initiatives, many of which involve activities that are new to us, or in some cases, experimental in nature. For example, we are expanding our global presence and may engage in activities in jurisdictions where we have limited experience or where legal and regulatory requirements are less certain than in the United States. We are also expanding our payments processing capabilities to better serve our clients, including innovating new electronic payment processing solutions, developing new payments technologies, and supporting new or evolving disruptive payments systems, such as “bitcoin” and other virtual currencies. Given our evolving geographic and product diversification, our innovative product solutions, and our limited experience, these payment-related initiatives may subject us to, among other risks, increased business, reputation and operational risk, as well as more complex legal, regulatory and compliance costs and risks.

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

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputational, fiduciary, global, currency, sovereign, and general economic risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our Board of Directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our key business risks. There is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us.

In addition, bank holding companies with total consolidated assets of $50 billion and greater are subject to more stringent risk management requirements. In the event we reach or exceed such total consolidated asset size, we will be subject to these standards, subject to the transition period described above, and may need to further enhance our risk management framework and practices. See the section "Business---Supervision and Regulation---Enhanced Prudential Standards," under this Part I, Item 1.

If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected. We may also be subject to potentially adverse regulatory consequences.

We rely on quantitative models to measure risks and to estimate certain financial values.

Quantitative models may be used to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and result of operations and managing risk. Our measurement methodologies rely on many assumptions, historical analyses and correlations. These assumptions may not capture or fully incorporate conditions leading to losses, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect this evolution. Even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design.

All models have certain limitations. Reliance on models presents the risk that our business decisions based on information incorporated from models will be adversely affected due to incorrect, missing, or misleading information. In addition, our models may not capture or fully express the risks we face, may suggest that we have sufficient capitalization when we do not, or may lead us to misjudge the business and economic environment in which we will operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management, capital planning, or other business or financial decisions. Strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable. Also, information that we provide to the public or regulators based on poorly designed models could be inaccurate or misleading.

Banking regulators continue to focus on the models used by banks and bank holding companies in their businesses. Some of our decisions that the regulators evaluate could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.

Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

In accordance with the Dodd-Frank Act and the Federal Reserve’s regulations thereunder, banking organizations with $10 billion to $50 billion in assets are required to perform annual capital stress tests.  The results of our capital stress tests may require us to increase our regulatory capital, raise additional capital or take or decline to take certain other capital-related actions under certain circumstances.  Our stress testing processes also rely on our use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. Also, the assumptions we utilize for our stress tests may not be met with regulatory approval, which could result in our stress tests receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests would likely preclude or delay our growth through acquisition, and would limit our ability to pay any cash dividends.

We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations.

We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have business operations. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income.

U.S. tax laws and regulations may change from time-to-time. While impossible to predict, governments’ need for additional revenue may lead to continued proposals to change tax rules in ways that could increase our effective tax rate. In addition, these changes could include a widening of the corporate tax base by including earnings from international operations that are not currently required to be included. Such changes to the tax laws could have a material impact on our income tax expense.

The price of our common stock may be volatile or may decline.
The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors;

•	actions by institutional stockholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

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
We currently operate 29 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park and Palo Alto. Other regional offices in California include Irvine, Santa Monica, Sherman Oaks, San Diego, San Francisco, St. Helena, Santa Rosa and Pleasanton. Office locations outside of California but within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; St. Louis Park, Minnesota; New York, New York; Morrisville, North Carolina; Beaverton, Oregon; Radnor, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Vienna, Virginia; and Seattle, Washington. Our international offices are located in: Hong Kong; Beijing and Shanghai, China; Bangalore, India; Herzliya Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2030, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.
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
The information set forth under Note 25-“Legal Matters” in the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period during the years ended December 31, 2015 and 2014, was as follows:

	2015		2014
Three months ended:	Low	High	Low	High
March 31	$102.77	$128.85	$101.65	$135.00
June 30	122.63	149.62	100.30	130.17
September 30	100.76	152.99	102.36	119.16
December 31	108.01	141.75	91.54	118.72
As of December 31, 2015, SVB Financial had no preferred stock outstanding.
Holders
As of January 26, 2016, there were 693 registered holders of our stock, and we believe there were approximately 53,112 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
Dividends and Stock Repurchases
SVB Financial does not currently pay cash dividends on our common stock. We have not paid any cash dividends since 1992. Our Board of Directors periodically evaluates whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, changing regulatory rules, particularly rules impacting capital requirements, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation-Restrictions on Dividends” under Part I, Item 1 in this report. SVB Financial did not repurchase any of its common stock during 2015.

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
The following graph compares, for the period from December 31, 2010 through December 31, 2015, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return*
Among SVB Financial, the S&P 500 Index, the NASDAQ Composite Index, and the NASDAQ Bank Index
* $100 invested on 12/31/10 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.
Copyright ©2015 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2010	2011	2012	2013	2014	2015
SVB Financial Group	$100.00	$89.90	$105.50	$197.66	$218.79	$224.13
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Bank	100.00	90.68	104.29	147.41	153.18	166.77

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 in this report. Information as of and for the years ended December 31, 2015, 2014, and 2013 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2012 and 2011 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2015	2014	2013	2012	2011
Income statement summary:
Net interest income	$1,006,425	$856,595	$697,344	$617,864	$526,277
Provision for loan losses	(97,629)	(59,486)	(63,693)	(44,330)	(6,101)
Noninterest income	472,794	572,239	673,206	335,546	382,332
Noninterest expense	(778,016)	(707,180)	(615,244)	(545,998)	(500,628)
Income before income tax expense	603,574	662,168	691,613	363,082	401,880
Income tax expense	(228,754)	(183,508)	(146,830)	(113,269)	(119,087)
Net income before noncontrolling interests	374,820	478,660	544,783	249,813	282,793
Net income attributable to noncontrolling interests	(30,916)	(214,790)	(330,266)	(74,710)	(110,891)
Net income available to common stockholders	$343,904	$263,870	$214,517	$175,103	$171,902
Common share summary:
Earnings per common share—basic	$6.70	$5.39	$4.73	$3.96	$4.00
Earnings per common share—diluted	6.62	5.31	4.67	3.91	3.94
Book value per common share	61.97	55.24	42.83	40.94	36.07
Weighted average shares outstanding—basic	51,318	48,931	45,309	44,242	43,004
Weighted average shares outstanding—diluted	51,916	49,662	45,944	44,764	43,637
Year-end balance sheet summary:
Available-for-sale securities	$16,380,748	$13,540,655	$11,986,821	$11,343,177	$10,536,046
Held-to-maturity securities	8,790,963	7,421,042	—	—	—
Loans, net of unearned income	16,742,070	14,384,276	10,906,386	8,946,933	6,970,082
Total assets	44,686,703	39,337,869	26,410,144	22,762,824	19,968,894
Deposits	39,142,776	34,343,499	22,472,979	19,176,452	16,709,536
Short-term borrowings	774,900	7,781	5,080	166,110	—
Long-term debt	796,702	451,362	452,806	457,762	603,648
SVBFG stockholders' equity	3,198,134	2,813,072	1,961,635	1,827,256	1,569,392
Average balance sheet summary:
Available-for-sale securities	$14,436,140	$12,907,135	$10,598,879	$10,685,564	$9,350,381
Held-to-maturity securities	7,829,177	3,696,417	—	—	—
Loans, net of unearned income	14,762,941	11,502,941	9,351,378	7,558,928	5,815,071
Total assets	40,846,377	32,961,936	23,208,169	21,311,172	18,670,499
Deposits	36,293,362	28,320,825	19,619,194	17,910,088	15,568,801
Short-term borrowings	23,226	6,264	27,018	70,802	16,994
Long-term debt	770,848	452,215	453,906	518,112	796,823
SVBFG stockholders' equity	3,075,371	2,523,235	1,927,674	1,735,281	1,448,398
Capital ratios:
SVBFG CET 1 risk-based capital ratio	12.28%	—%	—%	—%	—%
SVBFG total risk-based capital ratio	13.84	13.92	13.13	14.05	13.95
SVBFG tier 1 risk-based capital ratio	12.83	12.91	11.94	12.79	12.62
SVBFG tier 1 leverage ratio	7.63	7.74	8.31	8.06	7.92
SVBFG tangible common equity to tangible assets (1)	7.16	7.15	7.43	8.03	7.86
SVBFG tangible common equity to risk-weighted assets (1)	12.34	12.93	11.61	13.50	13.25
Bank CET 1 risk-based capital ratio	12.52	—	—	—	—
Bank total risk-based capital ratio	13.60	12.12	11.32	12.53	12.33
Bank tier 1 risk-based capital ratio	12.52	11.09	10.11	11.24	10.96
Bank tier 1 leverage ratio	7.09	6.64	7.04	7.06	6.87
Bank tangible common equity to tangible assets (1)	6.95	6.38	6.58	7.40	7.18
Bank tangible common equity to risk-weighted assets (1)	12.59	11.19	9.84	12.05	11.75
Average SVBFG stockholders' equity to average assets	7.53	7.65	8.31	8.14	7.76
Selected financial results:
Return on average assets	0.84%	0.80%	0.92%	0.82%	0.92%
Return on average common SVBFG stockholders' equity	11.18	10.46	11.13	10.09	11.87
Net interest margin	2.57	2.81	3.29	3.19	3.08
Gross loan charge-offs to average total gross loans	0.34	0.37	0.45	0.44	0.41
Net loan charge-offs (recoveries) to average total gross loans	0.31	0.32	0.33	0.31	(0.02)
Nonperforming assets as a percentage of total assets	0.28	0.10	0.20	0.17	0.18
Allowance for loan losses as a percentage of total gross loans	1.29	1.14	1.30	1.23	1.28

(1)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources-Capital Ratios” under Part II, Item 7 in this report for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" under Part II, Item 6 and our audited consolidated financial statements and supplementary data as presented under Part II, Item 8 in this report. Certain prior period amounts, including amounts related to the adoption of ASU 2014-01, ASU 2015-03 and ASU 2015-07, have been reclassified to conform to current period presentations.
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
Overview of Company Operations
SVB Financial is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For more than 30 years, we have been dedicated to helping innovative companies and their investors succeed, especially in the technology, life science/healthcare, private equity/venture capital and premium wine industries. We provide our clients of all sizes and stages with a diverse set of products and services to support them through all stages of their life cycles, and key innovation markets around the world.
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

Management’s Overview of 2015 Financial Performance
Overall, we had another strong year in 2015, which was reflective of strong balance sheet growth, solid core fee income and stable credit quality. We continued to perform well as a result of our ongoing focus serving early-stage companies and their investors, and our success in working with larger companies and private equity/venture capital firms. Furthermore, we continued to see success in the growth of our private bank offerings to our private equity/venture capital professionals and executive leaders of the innovation companies they support.
December 31, 2015 results (compared to December 31, 2014, where applicable):

BALANCE SHEET	EARNINGS
Assets. $40.8 billion in average total assets (up 23.9%). $44.7 billion in period end total assets (up 13.6%).
Investments. $22.3 billion in average investment securities (up 34.1%). $25.2 billion in period-end investments securities (up 20.1%).
Loans. $14.8 billion in average total loan balances, net of unearned income (up 28.3%). $16.7 billion in period-end total loan balances, net of unearned income (up 16.4%).
Deposits. $36.3 billion in average total deposit balances (up 28.2%). $39.1 billion in period-end total deposit balances (up 14.0%).
Off-Balance Sheet Client Investment Funds. $39.2 billion in total average client investment fund balances (up 30.6%). $44.0 billion in total period-end client investment fund balances (up 35.9%)

EPS. Earnings per diluted share (“EPS”) of $6.62 (up 24.7%).
Net income. Consolidated net income available to common stockholders of $343.9 million (up 30.3%).
- Net interest income of $1.0 billion (up 17.5%).
- Net interest margin of 2.57 (down 24 bps).
- Noninterest income of $472.8 million, with non-GAAP core fee income (fee income for deposit services, letters of credit, business credit card, client investment, foreign exchange and lending-related activities) of $265.4 million+ (up 26.6%).
- Noninterest expense of $778.0 million (up 10.0%)

ROE. Return on average equity (annualized) (“ROE”) performance of 11.18%.

CAPITAL	CREDIT QUALITY
Capital/Liquidity. Continued strong capital and liquidity levels, including "well-capitalized" capital ratios.
- CET 1 risk-based capital ratio of 12.28%.
- Tier 1 risk-based capital ratio of 12.83%.
- Total risk-based capital ratio of 13.84%.
- Tier 1 leverage ratio of 7.63%.

Credit Quality. Prudent credit underwriting.
- Provision for loan losses of 0.58% as a percentage of total gross loans
- Net loan charge-offs of 0.31% as a percentage of average total gross loans
- Allowance for loan losses of 1.29% as a percentage of period-end total gross loans

+ This is a non-GAAP financial metric. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)

A summary of our performance in 2015 compared to 2014 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2015	2014	% Change
Income Statement:
Diluted earnings per share	$6.62	$5.31	24.7%
Net income available to common stockholders	343,904	263,870	30.3
Net interest income	1,006,425	856,595	17.5
Net interest margin	2.57%	2.81%	(24)	bps
Provision for loan losses	$97,629	$59,486	64.1%
Noninterest income (1)	472,794	572,239	(17.4)
Noninterest expense	778,016	707,180	10.0
Non-GAAP core fee income (2)	265,382	209,631	26.6
Non-GAAP net income available to common stockholders	343,904	275,306	24.9
Non-GAAP diluted earnings per common share	6.62	5.54	19.5
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF sale transaction (2)	441,058	352,549	25.1
Non-GAAP noninterest expense, net of noncontrolling interests (3)	777,188	688,313	12.9
Balance Sheet:
Average available-for-sale-securities	$14,436,140	$12,907,135	11.8%
Average held-to-maturity securities (4)	7,829,177	3,696,417	111.8
Average loans, net of unearned income	14,762,941	11,502,941	28.3
Average noninterest-bearing demand deposits	27,822,283	20,410,887	36.3
Average interest-bearing deposits	8,471,079	7,909,938	7.1
Average total deposits	36,293,362	28,320,825	28.2
Earnings Ratios:
Return on average assets (5)	0.84%	0.80%	5.0%
Non-GAAP return on average assets (6)	0.84	0.84	—
Return on average common SVBFG stockholders’ equity (7)	11.18	10.46	6.9
Non-GAAP return on average common SVBFG stockholders' equity (8)	11.18	10.91	2.5
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.29%	1.14%	15	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	0.99	1.04	(5)
Gross loan charge-offs as a percentage of average total gross loans	0.34	0.37	(3)
Net loan charge-offs as a percentage of average total gross loans	0.31	0.32	(1)
Capital Ratios:
SVBFG CET 1 risk-based capital ratio (9)	12.28%	—%	N/A	bps
SVBFG total risk-based capital ratio (9)	13.84	13.92	(8)
SVBFG tier 1 risk-based capital ratio (9)	12.83	12.91	(8)
SVBFG tier 1 leverage ratio (9)	7.63	7.74	(11)
SVBFG tangible common equity to tangible assets (10)	7.16	7.15	1
SVBFG tangible common equity to risk-weighted assets (10)	12.34	12.93	(59)
Bank CET 1 risk-based capital ratio (9)	12.52	—	N/A
Bank total risk-based capital ratio (9)	13.60	12.12	148
Bank tier 1 risk-based capital ratio (9)	12.52	11.09	143
Bank tier 1 leverage ratio (9)	7.09	6.64	45
Bank tangible common equity to tangible assets (10)	6.95	6.38	57
Bank tangible common equity to risk-weighted assets (10)	12.59	11.19	140
Other Ratios:
GAAP operating efficiency ratio (11)	52.60%	49.49%	6.3%
Non-GAAP operating efficiency ratio (3)	53.63	56.85	(5.7)
Book value per common share (12)	$61.97	$55.24	12.2
Other Statistics:
Average full-time equivalent employees	2,004	1,815	10.4%
Period-end full-time equivalent employees	2,089	1,914	9.1

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(2)	See “Results of Operations–Noninterest Income” below for a description and reconciliation of non-GAAP core fee income and noninterest income.

(3)	See “Results of Operations–Noninterest Expense” below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(4)	Average held-to-maturity securities balance is reflective of the re-designation from available-for-sale to held-to-maturity effective June 1, 2014.

(5)	Ratio represents consolidated net income available to common stockholders divided by average assets.

(6)	Ratio represents consolidated non-GAAP net income available to common stockholders divided by average assets.

(7)	Ratio represents consolidated net income available to common stockholders divided by average SVBFG stockholders’ equity.

(8)	Ratio represents consolidated non-GAAP net income available to common stockholders divided by average SVBFG stockholders’ equity.

(9)
Ratios reflect the adoption of the rules implementing the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act ("Basel III Capital Rules") in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

(10)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(11)	The operating efficiency ratio is calculated by dividing total noninterest expense by total net interest income plus noninterest income.

(12)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.

Non-GAAP Net Income, Non-GAAP Diluted Earnings Per Common Share, and Non-GAAP Return on Average Assets and SVBFG Stockholders' Equity
We use and report non-GAAP net income and non-GAAP diluted earnings per common share and non-GAAP return on average assets and stockholders' equity, which excludes, in the year applicable net losses from the sale of the Bank’s subsidiary, SVB India Finance Private Limited, a non-banking financial company in India (“SVBIF”). We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that do not occur every reporting period. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and related trends, and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.
A reconciliation of GAAP to non-GAAP net income available to common stockholders and non-GAAP diluted earnings per common share for 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share amounts and shares)	2015	2014
Net income available to common stockholders	$343,904	$263,870
Less: net losses on SVBIF sale transaction (1)	—	13,934
Tax impact from net losses on SVBIF sale transaction	—	(5,398)
Tax impact of undistributed earnings of SVBIF	—	2,900
Non-GAAP net income available to common stockholders	$343,904	$275,306
GAAP earnings per common share—diluted	$6.62	$5.31
Less: net losses on SVBIF sale transaction (1)	—	0.28
Tax impact from net losses on SVBIF sale transaction	—	(0.11)
Tax impact of undistributed earnings of SVBIF	—	0.06
Non-GAAP earnings per common share—diluted	$6.62	$5.54
Weighted average diluted common shares outstanding	51,916,408	49,661,547

(1)	Pre-tax net losses of $13.9 million on the then-pending sale of SVBIF are included in other noninterest income at December 31, 2014.

A reconciliation of GAAP to non-GAAP return on average assets and return on average SVBFG stockholders' equity for 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands, except ratios)	2015	2014
Net income available to common stockholders	$343,904	$263,870
Non-GAAP net income available to common stockholders	$343,904	$275,306
Average assets	$40,846,377	$32,961,936
Return on average assets	0.84%	0.80%
Non-GAAP return on average assets	0.84	0.84
Average SVBFG stockholders' equity	$3,075,371	$2,523,235
Return on average SVBFG stockholders' equity	11.18%	10.46%
Non-GAAP return on average SVBFG stockholders' equity	11.18	10.91
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
We disclose our method and approach for each of our critical accounting policies in Note 2-“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
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
Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is inherently imprecise. We apply a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The credit risk ratings for each loan are monitored and updated on an ongoing basis.
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

Our allowance for loan losses is also sensitive to changes in economic factors. We apply qualitative allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These qualitative allocations are based upon management's assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation. Refer to Note 2-“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for a summary of the factors management considers for its qualitative allocation as part of management's estimate of the changing risks in the lending environment.
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
Fair Value Measurements
We use fair value measurements to record fair value for certain financial instruments and to determine fair value disclosures. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2-“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
ASC 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the significant inputs to the valuation methodology used for measurement are observable or unobservable and the significance of the level of the input to the entire measurement. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are defined in Note 2-“Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
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

	December 31,
	2015		2014
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$16,710,656	$137,208	$15,008,982	$185,902
As a percentage of total assets	37.4%	0.3%	38.2%	0.5%
Liabilities carried at fair value	$30,737	$—	$31,111	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
As a percentage of assets carried at fair value		0.8%		1.2%
Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted) and equity warrant assets (shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 2-“Summary of Significant Accounting Policies” and Note 20-"Fair Value of Financial Instruments" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. (See “Risk Factors” under Item 1A of Part I above)
During 2015, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $72.6 million (which is inclusive of noncontrolling interest), primarily due to valuation increases from our private company warrant portfolio reflective of continued funding activity by investors. During 2014 and 2013, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $188.2 million and $251.0 million (which is inclusive of noncontrolling interest), respectively.
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

	2015 compared to 2014			2014 compared to 2013
	Change due to			Change due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$(528)	$131	$(397)	$3,117	$(707)	$2,410
Fixed income investment portfolio (taxable)	72,884	391	73,275	98,572	(7,363)	91,209
Fixed income investment portfolio (non-taxable)	(277)	(79)	(356)	—	(100)	(100)
Loans, net of unearned income	153,251	(71,049)	82,202	117,222	(48,481)	68,741
Increase (decrease) in interest income, net	225,330	(70,606)	154,724	218,911	(56,651)	162,260
Interest expense:
Interest bearing checking and savings accounts	89	(620)	(531)	122	196	318
Money market deposits	427	(6,141)	(5,714)	4,589	(1,659)	2,930
Money market deposits in foreign offices	(14)	(48)	(62)	54	(73)	(19)
Time deposits	(124)	(92)	(216)	(47)	(217)	(264)
Sweep deposits in foreign offices	(12)	(132)	(144)	98	(77)	21
Total increase (decrease) in deposits expense	366	(7,033)	(6,667)	4,816	(1,830)	2,986
Short-term borrowings	32	7	39	(76)	—	(76)
3.50% Senior Notes	11,540	—	11,540	—	—	—
5.375% Senior Notes	29	—	29	11	53	64
Junior Subordinated Debentures	(10)	(16)	(26)	(10)	29	19
6.05% Subordinated Notes	(22)	126	104	(19)	70	51
Total increase (decrease) in borrowings expense	11,569	117	11,686	(94)	152	58
Increase (decrease) in interest expense, net	11,935	(6,916)	5,019	4,722	(1,678)	3,044
Increase (decrease) in net interest income	$213,395	$(63,690)	$149,705	$214,189	$(54,973)	$159,216
Net Interest Income (Fully Taxable Equivalent Basis)
2015 compared to 2014
Net interest income increased by $149.7 million to $1.0 billion in 2015, compared to $858.3 million in 2014. Overall, the increase in our net interest income was primarily due to higher average loan balances and growth in our fixed income investment securities portfolio, driven by the continued growth in deposits. These increases were partially offset by lower overall loan yields as well as the increase in interest expense reflective of the $350 million issuance of our 3.50% Senior Notes in late January 2015 ("3.50% Senior Notes").
The main factors affecting interest income and interest expense for 2015, compared to 2014, are discussed below:

•	Interest income for 2015 increased by $154.7 million primarily due to:

◦
An $82.2 million increase in interest income from loans to $693.1 million in 2015, compared to $610.9 million in 2014. This increase was reflective of an increase in average loan balances of $3.3 billion, partially offset by a decrease of 61 basis points in the overall yield on our loan portfolio. The decrease in loan portfolio yield was reflective of a continued shift in the mix of our overall loan portfolio. Our loan growth in 2015 primarily came from our private equity/venture capital loan portfolio which, on average, tends to have higher credit quality, lower yielding loans. Our yields were also impacted by the increased price competition and the overall low market rate environment throughout 2015.

◦
A $72.9 million increase in interest income from our fixed income investment securities to $349.1 million in 2015, compared to $276.2 million in 2014 with the majority of the increase due to a $5.7 billion increase in average balances due to strong deposit growth. Interest income was offset by a decrease in the overall yield on our fixed income investment securities portfolio, which decreased 9 basis points to 1.57 percent. Lower reinvestment yields, reflective of an increase in our purchases of U.S. Treasury securities in 2015, contributed to a 16 basis point decrease in gross yields. The decrease in the gross fixed income investment portfolio yield was partially offset by a 7 basis point benefit from lower premium amortization expense, driven by lower prepayments.

•	Interest expense for 2015 increased to $40.3 million, compared to $35.3 million for 2014, primarily due to:

◦	An $11.6 million increase in interest expense related to our long-term debt, reflective of the $350 million issuance of our 3.50% Senior Notes in late January 2015.

◦	A $5.7 million decrease in interest paid on our interest-bearing money market deposits as a result of market rate adjustments.
2014 compared to 2013
Net interest income increased by $159.2 million to $858.3 million in 2014, compared to $699.1 million in 2013. Overall, the increase in our net interest income was primarily due to higher average loan balances and growth in our fixed income investment securities portfolio, which has increased as a result of the continued growth in deposits. These increases were partially offset by lower overall loan and investments yields.
The main factors affecting interest income and interest expense for 2014, compared to 2013, are discussed below:

•	Interest income for 2014 increased by $162.3 million primarily due to:

◦
A $91.1 million increase in interest income from our fixed income investment securities to $276.2 million in 2014, compared to $185.1 million in 2013 with the majority of the increase due to a $6.0 billion increase in average balances due to strong deposit growth. Interest income was offset by a decrease in the overall yield on our fixed income investment securities portfolio, which decreased 9 basis points to 1.66 percent. Lower reinvestment yields, resulting from a lower overall market rate environment and an increase in purchases of U.S. Treasury securities in 2014 contributed to a decrease in yields of 21 basis points.

◦
A $68.7 million increase in interest income on loans to $610.9 million in 2014, compared to $542.2 million in 2013. This increase was reflective of an increase in average loan balances of $2.2 billion, partially offset by a decrease of 49 basis points in the overall yield on our loan portfolio. The decrease in yields was reflective of a continued change in the mix of our overall loan portfolio. Our loan growth in 2014 primarily came from our private equity/venture capital loan portfolio which, on average, tends to have lower yielding loans. Our yields were also impacted by the increased price competition and the overall low market rate environment throughout 2014.

•
Interest expense for 2014 increased to $35.3 million, compared to $32.3 million for the comparable 2013 period. The increase in interest expense was primarily from interest-bearing money market deposits of $2.9 million, mainly attributable to growth of $1.9 billion in our average money market deposit balances.

Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin decreased by 24 basis points to 2.57 percent in 2015, compared to 2.81 percent in 2014 and 3.29 percent in 2013.
2015 compared to 2014
The decrease in our net interest margin in 2015 was primarily reflective of the continued growth of our average deposits of $8.0 billion.  A majority of the increased deposit funds were deployed into our fixed income investment portfolio, in addition to funding our loan portfolio; both of which saw a decrease in yields during 2015 as mentioned above. The lower overall fixed income investment yield is primarily reflective of the increase in our purchases of U.S. Treasury securities in 2015. Our fixed income investment portfolio (lower-yielding assets) comprised 57 percent, and 54 percent, of our average interest-earning assets for the years ended December 31, 2015 and 2014, respectively. The lower overall loan portfolio yield resulted largely from the continued shift in the mix of our loan portfolio due to strong growth in our, typically, higher quality, lower yielding, private equity/venture capital loan portfolio. The decrease in our loan portfolio yield also continued to reflect the overall low market rate environment and continued price competition in the marketplace. Our loan portfolio (higher-yielding assets) comprised 38 percent of our average interest-earning assets for the year ended December 31, 2015, consistent with 2014.

2014 compared to 2013
The decrease in our net interest margin in 2014 was primarily reflective of growth in both our loan portfolio as well as our lower-yielding fixed income investment securities portfolio as a result of the significant growth in deposits and, as noted above, lower overall loan and investment yields. Our loan portfolio (higher-yielding assets) comprised 38 percent of our average interest-earning assets for the year ended December 31, 2014 compared to 44 percent for 2013.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2015, 2014 and 2013:

Average Balances, Yields and Rates Paid for the Year-Ended December 31, 2015, 2014 and 2013

	Year ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,267,953	$6,067	0.27%	$2,465,036	$6,464	0.26%	$1,309,770	$4,054	0.31%
Investment Securities: (2)
Available-for-sale securities:
Taxable	14,436,140	189,859	1.32	12,873,327	195,698	1.52	10,516,177	180,162	1.71
Non-taxable (3)	—	—	—	33,808	2,040	6.03	82,702	4,925	5.96
Held-to-maturity securities:
Taxable	7,750,649	154,787	2.00	3,646,836	75,673	2.08	—	—	—
Non-taxable (3)	78,528	4,469	5.69	49,581	2,785	5.62	—	—	—
Total loans, net of unearned income (4) (5)	14,762,941	693,147	4.70	11,502,941	610,945	5.31	9,351,378	542,204	5.80
Total interest-earning assets	39,296,211	1,048,329	2.67	30,571,529	893,605	2.92	21,260,027	731,345	3.44
Cash and due from banks	301,529			232,890			274,272
Allowance for loan losses	(188,904)			(134,044)			(122,489)
Other assets (6)	1,437,541			2,291,561			1,796,359
Total assets	$40,846,377			$32,961,936			$23,208,169
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$259,462	$285	0.11%	$178,391	$816	0.46%	$149,641	$498	0.33%
Money market deposits	6,029,150	4,191	0.07	5,415,258	9,905	0.18	3,520,410	6,975	0.20
Money market deposits in foreign offices	190,176	75	0.04	224,675	137	0.06	159,700	156	0.10
Time deposits	86,115	154	0.18	154,698	370	0.24	168,209	634	0.38
Sweep deposits in foreign offices	1,906,176	742	0.04	1,936,916	886	0.05	1,729,228	865	0.05
Total interest-bearing deposits	8,471,079	5,447	0.06	7,909,938	12,114	0.15	5,727,188	9,128	0.16
Short-term borrowings	23,226	42	0.18	6,264	3	0.05	27,018	79	0.29
3.50% Senior Notes	319,944	11,540	3.61	—	—	—	—	—	—
5.375% Senior Notes	346,724	19,352	5.58	346,200	19,323	5.58	345,706	19,259	5.57
Junior Subordinated Debentures	54,764	3,326	6.07	54,940	3,352	6.10	55,115	3,333	6.05
6.05% Subordinated Notes	49,416	633	1.28	51,075	529	1.04	53,085	478	0.90
Total interest-bearing liabilities	9,265,153	40,340	0.44	8,368,417	35,321	0.42	6,208,112	32,277	0.52
Portion of noninterest-bearing funding sources	30,031,058			22,203,112			15,051,915
Total funding sources	39,296,211	40,340	0.10	30,571,529	35,321	0.11	21,260,027	32,277	0.15
Noninterest-bearing funding sources:
Demand deposits	27,822,283			20,410,887			13,892,006
Other liabilities	541,096			419,043			331,343
SVBFG stockholders’ equity	3,075,371			2,523,235			1,927,674
Noncontrolling interests	142,474			1,240,354			849,034
Portion used to fund interest-earning assets	(30,031,058)			(22,203,112)			(15,051,915)
Total liabilities and total equity	$40,846,377			$32,961,936			$23,208,169
Net interest income and margin		$1,007,989	2.57%		$858,284	2.81%		$699,068	3.29%
Total deposits	$36,293,362			$28,320,825			$19,619,194
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,564)			(1,689)			(1,724)
Net interest income, as reported		$1,006,425			$856,595			$697,344

(1)
Includes average interest-earning deposits in other financial institutions of $480 million, $364 million and $191 million in 2015, 2014 and 2013, respectively. For 2015, 2014 and 2013, balances also include $1.7 billion, $1.9 billion and $1.0 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $98.1 million, $97.3 million and $84.3 million in 2015, 2014 and 2013, respectively.

(6)
Average investment securities of $0.8 billion, $1.8 billion and $1.3 billion in 2015, 2014 and 2013, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities. During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

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
The following table summarizes our allowance for loan losses for 2015, 2014 and 2013, respectively:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Allowance for loan losses, beginning balance	$165,359	$142,886	$110,651
Provision for loan losses	97,629	59,486	63,693
Gross loan charge-offs	(50,968)	(43,168)	(42,666)
Loan recoveries	5,593	6,155	11,208
Allowance for loan losses, ending balance	$217,613	$165,359	$142,886
Provision for loan losses as a percentage of total gross loans	0.58%	0.41%	0.58%
Gross loan charge-offs as a percentage of average total gross loans	0.34	0.37	0.45
Net loan charge-offs as a percentage of average total gross loans	0.31	0.32	0.33
Allowance for loan losses as a percentage of period-end total gross loans	1.29	1.14	1.30
Period-end total gross loans	$16,857,131	$14,488,766	$10,995,268
Average total gross loans	14,870,269	11,592,052	9,431,128
2015 compared to 2014
We had a provision for loan losses of $97.6 million in 2015, compared to a provision of $59.5 million in 2014. The provision of $97.6 million in 2015 was primarily driven by net charge-offs of $43.9 million, a $36.8 million increase in the reserve for nonaccrual loans and an additional reserve of $21.6 million for period-end loan growth of $2.4 billion, offset by a reserve release of $4.6 million due to the improvement of the credit quality of our overall loan portfolio. Gross loan charge-offs were $51.0 million, of which $33.3 million came from our software and internet loan portfolio.

2014 compared to 2013
We had a provision for loan losses of $59.5 million in 2014, compared to a provision of $63.7 million in 2013. The provision of $59.5 million in 2014 was primarily driven by net charge-offs of $37.0 million and period-end loan growth of $3.5 billion resulting in a provision of $36.6 million, offset by a reserve release of $7.9 million in 2014 due to the improvement of the credit quality of our overall loan portfolio and a $6.2 million decrease in the reserve for nonaccrual loans resulting from a decrease in nonaccrual loan balances. Gross loan charge-offs of $43.2 million were primarily from our hardware and software and internet commercial client portfolios.
Noninterest Income
Use of Non-GAAP Financial Measures
To supplement our audited consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures (including, but not limited to, non-GAAP core fee income and non-GAAP noninterest income measures) of financial performance. These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding items that represent income attributable to investors other than us and our subsidiaries and other certain non-recurring items. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP.
A summary of noninterest income, and reconciliation of non-GAAP core fee income to GAAP noninterest income, for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Non-GAAP core fee income (1):
Foreign exchange fees	$87,007	$71,659	21.4%	$57,411	24.8%
Credit card fees	56,657	41,792	35.6	32,461	28.7
Deposit service charges	46,683	39,937	16.9	35,948	11.1
Lending related fees (2)	32,536	25,711	26.5	20,980	22.6
Client investment fees	21,610	14,883	45.2	13,959	6.6
Letters of credit and standby letters of credit fees	20,889	15,649	33.5	14,716	6.3
Total non-GAAP core fee income (1)	265,382	209,631	26.6	175,475	19.5
Gains on investment securities, net (3)	89,445	267,023	(66.5)	419,408	(36.3)
Gains on derivative instruments, net	83,805	96,845	(13.5)	42,184	129.6
Other	34,162	(1,260)	NM	36,139	(103.5)
GAAP noninterest income	$472,794	$572,239	(17.4)	$673,206	(15.0)

NM—Not meaningful

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.

(2)	Lending related fees consists of fee income associated with credit commitments such as unused commitment fees, syndication fees and other loan processing fees.

(3)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

Included in noninterest income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 2 —”Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests and net losses on the SVBIF sale transaction.

The following table provides a reconciliation of non-GAAP noninterest income, net of noncontrolling interests and non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF sale transaction, each to GAAP noninterest income:

	Year ended December 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
GAAP noninterest income	$472,794	$572,239	(17.4)%	$673,206	(15.0)%
Less: income attributable to noncontrolling interests, including carried interest (1)	31,736	233,624	(86.4)	342,904	(31.9)
Non-GAAP noninterest income, net of noncontrolling interests	441,058	338,615	30.3	330,302	2.5
Less: net losses on SVBIF sale transaction (2)	—	13,934	(100.0)	—	—
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF sale transaction	$441,058	$352,549	25.1	$330,302	6.7

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(2)	Pre-tax net losses of $13.9 million on the then-pending sale of SVBIF are included in other noninterest income at December 31, 2014.
Gains on Investment Securities, Net
Net gains on investment securities include both gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our available-for-sale securities portfolio, when applicable.
Our available-for-sale securities portfolio is primarily a fixed income investment portfolio that is managed with the objective of earning an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Sales of equity securities held as a result of our exercised warrants, result in net gains or losses on investment securities. These sales are conducted pursuant to the guidelines of our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of investment securities in our AFS securities portfolio may result in net gains or losses and are also conducted pursuant to the guidelines of our investment policy.
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
In 2015, we had net gains on investment securities of $89.4 million, compared to $267.0 million and $419.4 million in 2014 and 2013, respectively. Non-GAAP net gains on investment securities, net of noncontrolling interests were $57.3 million in 2015, compared to $30.7 million and $77.3 million in 2014 and 2013, respectively. Net gains on investment securities, net of noncontrolling interests of $57.3 million in 2015 were driven by the following:

•
Gains of $30.2 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments reflective of IPO and M&A activity as well as unrealized valuation increases from certain investments.

•	Gains of $17.0 million from our managed funds of funds, primarily related to unrealized valuation increases.

•
Gains of $5.6 million from our managed direct venture funds, primarily related to realized gains from distributions on investments, including the remaining shares of FireEye, Inc. ("FireEye"), as well as unrealized valuation increases.

The following table provides a reconciliation of non-GAAP net gains on investment securities, net of noncontrolling interests, to GAAP gains on investment securities, net, for 2015, 2014 and 2013:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Year ended December 31, 2015
GAAP gains on investment securities, net	$40,827	$13,873	$3,337	$1,202	$30,206	$89,445
Less: gains attributable to noncontrolling interests, including carried interest	23,802	8,313	—	—	—	32,115
Non-GAAP net gains on investment securities, net of noncontrolling interests	$17,025	$5,560	$3,337	$1,202	$30,206	$57,330
Year ended December 31, 2014
GAAP gains (losses) on investment securities, net	$262,463	$(6,512)	$3,191	$(18,597)	$26,478	$267,023
Less: gains (losses) attributable to noncontrolling interests, including carried interest	239,588	(3,279)	(15)	—	—	236,294
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$22,875	$(3,233)	$3,206	$(18,597)	$26,478	$30,729
Year ended December 31, 2013
GAAP gains on investment securities, net	$169,749	$229,506	$9,440	$538	$10,175	$419,408
Less: gains (losses) attributable to noncontrolling interests, including carried interest	154,741	187,392	(5)	—	—	342,128
Non-GAAP net gains on investment securities, net of noncontrolling interests	$15,008	$42,114	$9,445	$538	$10,175	$77,280
Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Equity warrant assets (1):
Gains on exercises, net	$41,455	$38,762	6.9%	$8,716	NM%
Cancellations and expirations	(1,040)	(856)	21.5	(450)	90.2
Changes in fair value, net	30,548	33,106	(7.7)	37,835	(12.5)
Net gains on equity warrant assets	70,963	71,012	(0.1)	46,101	54.0
Gains on foreign exchange forward contracts, net:
Gains (losses) on client foreign exchange forward contracts, net (2)	694	5,081	(86.3)	(452)	NM
Gains (losses) on internal foreign exchange forward contracts, net (3)	12,377	21,598	(42.7)	(4,213)	NM
Total gains (losses) on foreign exchange forward contracts, net	13,071	26,679	(51.0)	(4,665)	NM
Change in fair value of interest rate swaps	(20)	(50)	(60.0)	14	NM
Net (losses) gains on other derivatives (4)	(209)	(796)	(73.7)	734	NM
Gains on derivative instruments, net	$83,805	$96,845	(13.5)	$42,184	129.6

NM—Not meaningful

(1)
At December 31, 2015, we held warrants in 1,652 companies, compared to 1,478 companies at December 31, 2014 and 1,320 companies at December 31, 2013. The total value of our warrant portfolio was $137 million at December 31, 2015, $117 million at December 31, 2014, and $103 million at December 31, 2013. Warrants in 21 companies had values greater than $1.0 million and represented 34 percent of the fair value of the portfolio at December 31, 2015.

(2)	Represents the net gains (losses) for foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades.

(3)
Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Refer to the revaluation of foreign currency instruments included in the line item "Other" within noninterest income below for the gains (losses) related to our exposure.

(4)	Primarily represents the change in fair value of loan conversion options held by SVB Financial.
Gains on derivative instruments, net, were $83.8 million in 2015, compared to $96.8 million in 2014 and $42.2 million in 2013. Net gains on derivative instruments of $83.8 million in 2015 were primarily due to the following:

•
Net gains on equity warrant assets of $71.0 million in 2015, primarily due to $41.5 million from the exercise of equity warrant assets, reflective of the exercise and conversion of several of our public warrants, and from warrant valuation increases of $30.5 million driven by changes in warrant valuations from our private company warrant portfolio.

•
Net gains of $12.4 million on internal foreign exchange forward contracts hedging certain of our foreign currency denominated instruments in 2015. The $12.4 million of gains were primarily attributable to the continued appreciation of the U.S. Dollar during 2015. These gains were offset by losses of $12.7 million from the revaluation of foreign currency denominated instruments, which are included in the line item "Other" within noninterest income as noted below.

Net gains on derivative instruments of $96.8 million in 2014 were primarily due to the following:

•
Net gains on equity warrant assets of $71.0 million in 2014, primarily due to $38.8 million from the exercise of equity warrant assets, reflective of the exercise and conversion of several of our public warrants including, FireEye and Twitter, Inc. ("Twitter"), and from warrant valuation increases of $33.1 million driven by changes in warrant valuations from our private company warrant portfolio.

•
Net gains of $21.6 million on internal foreign exchange forward contracts hedging certain of our foreign currency denominated instruments in 2014. The $21.6 million of gains were primarily attributable to the strengthening of the U.S. Dollar against the Euro and Pound Sterling. These gains were offset by losses of $21.6 million from the revaluation of foreign currency denominated instruments which are included in the line item "Other" within noninterest income as noted below.

Foreign Exchange Fees
Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients and offsetting trades with correspondent banks. Foreign exchange fees were $87.0 million in 2015, compared to $71.7 million and $57.4 million in 2014 and 2013, respectively. The increases were primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional values. Higher spreads due to increased market volatility also contributed to the increase in 2015.
Credit Card Fees
Credit card fees were $56.7 million in 2015, compared to $41.8 million and $32.5 million in 2014 and 2013, respectively. Increased client utilization of our credit card products and custom payment solutions provided to new and existing clients contributed to the increases. These increases were partially offset by higher rebate/rewards expense.
Deposit Service Charges
Deposit service charges were $46.7 million in 2015, compared to $39.9 million and $35.9 million in 2014 and 2013, respectively. The increases were reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size.
Lending Related Fees
Lending related fees were $32.5 million in 2015, compared to $25.7 million and $21.0 million in 2014 and 2013, respectively. The increase in 2015 was primarily due to an increase in unused commitment fees. Unused loan commitments increased to $14.1 billion at December 31, 2015 from $13.5 billion at December 31, 2014.
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
Client investment fees were $21.6 million in 2015, compared to $14.9 million and $14.0 million in 2014 and 2013, respectively. The increase from 2014 to 2015 was reflective of an increase in average client investment funds partially offset by lower margins earned on certain products due to low rates in the short-term fixed income markets. The increase in average client investment funds was driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, as well as our cash sweep product. The following table summarizes average client investment funds for 2015, 2014 and 2013:

	Year ended December 31,
(Dollars in millions)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Client directed investment assets (1)	$7,881	$7,173	9.9%	$7,207	(0.5)%
Client investment assets under management	19,934	16,049	24.2	11,775	36.3
Sweep money market funds	11,411	6,814	67.5	5,237	30.1
Total average client investment funds (2)	$39,226	$30,036	30.6	$24,219	24.0

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at December 31, 2015, 2014 and 2013:

	December 31,
(Dollars in millions)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Client directed investment assets	$7,527	$6,158	22.2%	$7,073	(12.9)%
Client investment assets under management	22,454	18,253	23.0	12,689	43.8
Sweep money market funds	14,011	7,957	76.1	6,601	20.5
Total period-end client investment funds	$43,992	$32,368	35.9	$26,363	22.8

Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $20.9 million in 2015, compared to $15.6 million and $14.7 million in 2014 and 2013, respectively. The increase in 2015 was reflective of our clients' increased utilization of standby letters of credit to support their continued growth both domestically and internationally.
Other Noninterest Income (Loss)
A summary of other noninterest income (loss) for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Fund management fees	$15,941	$13,498	18.1%	$11,163	20.9%
Service-based fee income	9,172	8,801	4.2	7,807	12.7
Net losses on the sale of certain assets related to our SVBIF business	—	(13,934)	(100.0)	—	—
(Losses) gains on revaluation of foreign currency instruments (1)	(12,735)	(21,636)	(41.1)	3,016	NM
Other (2)	21,784	12,011	81.4	14,153	(15.1)
Total other noninterest income (loss)	$34,162	$(1,260)	NM	$36,139	(103.5)

NM—Not meaningful

(1)
Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash. The impact of these instruments are partially offset by the gains and losses on internal foreign exchange forward contracts. Refer to internal foreign exchange forward contracts, net included within gains and losses on derivative instruments as noted above.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

Total other noninterest income was $34.2 million in 2015, compared to a loss of $1.3 million in 2014 and income of $36.1 million in 2013. The increase of $35.5 million in other noninterest income from 2015 to 2014 was due to the following:

•	2014 included pre-tax net losses of $13.9 million related to the sale of SVBIF, as discussed below.

•
Losses of $12.7 million from the revaluation of foreign currency instruments, compared to losses of $21.6 million in 2014. The revaluation losses of $12.7 million were primarily attributable to the appreciation of the U.S. Dollar during 2015 and were partially offset by net gains of $12.4 million for 2015 on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income in the line item "gains on derivative instruments" as noted above.

The decrease of $37.4 million in 2014 was primarily due to the following:

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

•	Pre-tax net losses of $13.9 million related to the sale of SVBIF, which consists of:

◦	Approximately $12.9 million of losses primarily attributable to cumulative foreign currency translation adjustment, and

◦	$1.0 million in accrued transaction-related expenses.
The pre-tax net losses of $13.9 million are offset by the related tax impacts which are reflected in income taxes resulting in a post-tax net loss of $11.4 million.

Noninterest Expense
A summary of noninterest expense for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Compensation and benefits	$473,841	$409,486	15.7%	$366,801	11.6%
Professional services	82,839	94,377	(12.2)	76,178	23.9
Premises and equipment	51,927	49,716	4.4	45,935	8.2
Business development and travel	39,524	40,057	(1.3)	33,334	20.2
Net occupancy	34,674	30,004	15.6	24,937	20.3
FDIC and state assessments	25,455	19,206	32.5	12,784	50.2
Correspondent bank fees	13,415	13,118	2.3	12,142	8.0
(Reduction of) Provision for unfunded credit commitments	(1,946)	6,511	(129.9)	7,642	(14.8)
Other	58,287	44,705	30.4	35,491	26.0
Total noninterest expense	$778,016	$707,180	10.0	$615,244	14.9

Included in noninterest expense is expense attributable to noncontrolling interests. See below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both of which exclude noncontrolling interests.
Non-GAAP Noninterest Expense
We use and report non-GAAP noninterest expense, non-GAAP taxable equivalent revenue and non-GAAP operating efficiency ratio, which excludes noncontrolling interests. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by: (i) excluding certain items that represent expenses attributable to investors other than us and our subsidiaries, or certain items that do not occur every reporting period; or (ii) providing additional information used by management that is not otherwise required by GAAP or other applicable requirements. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or preferable to, financial measures prepared in accordance with GAAP. The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests and excluding net losses on the SVBIF sale transaction:

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
GAAP noninterest expense	$778,016	$707,180	10.0%	$615,244	14.9%
Less: expense attributable to noncontrolling interests (1)	828	18,867	(95.6)	12,714	48.4
Non-GAAP noninterest expense, net of noncontrolling interests	$777,188	$688,313	12.9	$602,530	14.2

GAAP net interest income	$1,006,425	$856,595	17.5	$697,344	22.8
Adjustments for taxable equivalent basis	1,564	1,689	(7.4)	1,724	(2.0)
Non-GAAP taxable equivalent net interest income	$1,007,989	$858,284	17.4	$699,068	22.8
Less: income attributable to noncontrolling interests	8	33	(75.8)	76	(56.6)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$1,007,981	$858,251	17.4	$698,992	22.8

GAAP noninterest income (1)	$472,794	$572,239	(17.4)	$673,206	(15.0)
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF sale transaction	441,058	352,549	25.1	330,302	6.7

GAAP total revenue	$1,479,219	$1,428,834	3.5	$1,370,550	4.3
Non-GAAP taxable equivalent revenue, net of noncontrolling interests and excluding net losses on SVBIF sale transaction	$1,449,039	$1,210,800	19.7	$1,029,294	17.6
GAAP operating efficiency ratio	52.60%	49.49%	6.3	44.89%	10.2
Non-GAAP operating efficiency ratio (2)	53.63	56.85	(5.7)	58.54	(2.9)

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(2)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests by non-GAAP total taxable equivalent revenue, net of noncontrolling interests and excluding net losses on SVBIF sale transaction.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands, except employees)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Compensation and benefits
Salaries and wages	$214,310	$186,763	14.7%	$159,455	17.1%
Incentive compensation & ESOP	130,533	107,564	21.4	103,494	3.9
Other employee compensation and benefits (1)	128,998	115,159	12.0	103,852	10.9
Total compensation and benefits	$473,841	$409,486	15.7	$366,801	11.6
Period-end full-time equivalent employees	2,089	1,914	9.1	1,704	12.3
Average full-time equivalent employees	2,004	1,815	10.4	1,669	8.7

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant incentive and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $473.8 million in 2015, compared to $409.5 million in 2014 and $366.8 million in 2013. The key factors driving the increase in compensation and benefits expense in 2015 were as follows:

•
An increase of $27.5 million in salaries and wages expense, primarily due to an increase in the number of average FTEs, as well as from market adjustments. Average FTEs increased by 189 to 2,004 in 2015, compared to 1,815 in 2014, primarily to support our product development, operations, sales and advisory functions, as well as to support our commercial banking initiatives.

•
An increase of $23.0 million in incentive compensation and ESOP expense, primarily reflective of the increase in average FTEs eligible for our incentive compensation plan and ESOP, and stronger financial performance compared to 2014.

•
An increase of $13.8 million in other employee benefits, primarily due to an increase of $5.2 million in the warrant incentive program plan expense resulting from an increase in realized gains recorded on our equity warrant assets during the year. The remaining increases related to various other employee benefits, particularly employer payroll taxes, 401(k) expenses, and share-based plan expenses, which in total, contributed to an $8.6 million increase compared to 2014, primarily reflective of the increase in average FTEs noted above.

The increase in compensation and benefits expense of $42.7 million in 2014 as compared to 2013 was primarily due to the following:

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
Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $155.5 million in 2015, compared to $125.3 million in 2014 and $123.2 million in 2013. These amounts are included in total compensation and benefits expense discussed above.

Professional Services
Professional services expense was $82.8 million in 2015, compared to $94.4 million in 2014 and $76.2 million in 2013. Included in professional service expense in 2014, were management fee expenses of $12.8 million relating to our SVB Capital business, of which $12.0 million were associated with our deconsolidated VIEs upon adoption of ASU 2015-02 (which amends the consolidation requirement for certain legal entities - See Note 2— "Summary of Significant Accounting Policies-Adoptions of New Accounting Standards” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.), contributing to the decrease in professional services expense for 2015.
Net Occupancy
Net occupancy expense was $34.7 million in 2015, compared to $30.0 million in 2014 and $24.9 million in 2013. The increases were primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.
FDIC and State Assessments
FDIC and state assessments expense was $25.5 million in 2015, compared to $19.2 million in 2014 and $12.8 million in 2013. The increases were due to the increase of $7.9 billion and $9.8 billion in average assets in 2015 and 2014, respectively.
(Reduction of) Provision for Unfunded Credit Commitments
We recorded a reduction to our reserve for unfunded credit commitments of $1.9 million in 2015, compared to a provision for our unfunded credit commitments of $6.5 million in 2014 and $7.6 million in 2013. Our reserve decreased in 2015, primarily due to a change in the composition of our unfunded credit commitment portfolio, which resulted in a decrease in the reserve rate. The decrease was partially offset by growth in total loan commitments available for funding and commercial and standby letters of credit which increased by $0.9 billion to $15.6 billion in 2015 from $14.7 billion in 2014.
We recorded a provision for unfunded credit commitments of $6.5 million in 2014, compared to $7.6 million in 2013. The provision in 2014 was primarily due to growth in total loan commitments available for funding and commercial and standby letters of credit balances which increased by $3.2 billion to $14.7 billion in 2014 from $11.5 billion in 2013.
Other Noninterest Expense
A summary of other noninterest expense for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Lending and other client related processing costs	$15,944	$10,692	49.1%	$8,181	30.7%
Data processing services	7,316	8,079	(9.4)	7,895	2.3
Telephone	9,398	7,250	29.6	6,258	15.9
Postage and supplies	3,154	3,196	(1.3)	2,462	29.8
Dues and publications	2,476	2,549	(2.9)	1,745	46.1
Other	19,999	12,939	54.6	8,950	44.6
Total other noninterest expense	$58,287	$44,705	30.4	$35,491	26.0

Other noninterest expense was $58.3 million in 2015 compared to $44.7 million in 2014 and $35.5 million in 2013. The increase was primarily due to an increase in lending and other client related processing costs as a result of the growth of our credit card and payment product offerings.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” in our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015 (1)	2014	% Change 2015/2014	2013	% Change 2014/2013
Net interest income (2)	$(8)	$(33)	(75.8)%	$(76)	(56.6)%
Noninterest income (2)	(27,648)	(240,661)	(88.5)	(372,246)	(35.3)
Noninterest expense (2)	828	18,867	(95.6)	12,714	48.4
Carried interest (loss) income (3)	(4,088)	7,037	(158.1)	29,342	(76.0)
Net income attributable to noncontrolling interests	$(30,916)	$(214,790)	(85.6)	$(330,266)	(35.0)

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(2)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(3)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $30.9 million in 2015, compared to $214.8 million in 2014. Net income attributable to noncontrolling interests of $30.9 million for 2015 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $32.1 million ($28.0 million excluding carried interest) primarily from gains of $23.8 million from our managed funds of funds primarily due to unrealized valuation increases and $8.3 million from our managed direct venture funds. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net", and

•	Noninterest expense of $0.8 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.
The overall decrease in net income attributable to noncontrolling interests for 2015 compared to 2014 was primarily reflective of the adoption of ASU 2015-02 on January 1, 2015 as discussed in Note 2—"Summary of Significant Accounting Policies—Principles of Consolidation and Presentation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report in which we deconsolidated 16 entities. Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance.
Net income attributable to noncontrolling interests was $214.8 million in 2014, compared to $330.3 million in 2013. Net income attributable to noncontrolling interests of $214.8 million for 2014 was primarily a result of the following:

•
Net gains on investment securities attributable to noncontrolling interests of $243.3 million reflective primarily from gains of $239.6 million from our managed funds of funds primarily due to unrealized valuation increases from IPO and M&A activity and other valuation increases across the portfolio, partially offset by losses of $3.3 million from our managed direct venture funds. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net", and

•	Noninterest expense of $18.9 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Net income attributable to noncontrolling interests was $330.3 million in 2013. Net income attributable to noncontrolling interests of $330.3 million for 2013 was primarily a result of the following:

•
Net gains on investment securities attributable to noncontrolling interests of $371.5 million reflective primarily from gains of $154.7 million from our managed funds of funds and $187.4 million from our managed direct venture funds primarily related to the increase in FireEye valuation. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net", and

•	Noninterest expense of $12.7 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Income Taxes
Our effective income tax expense rate was 39.9 percent in 2015, compared to 41.0 percent in 2014 and 40.6 percent in 2013. Results, and the related tax effect, for prior periods were revised to reflect the retrospective application of adopting new accounting guidance in 2015 related to our investments in qualified affordable housing projects (ASU 2014-01) as discussed in Note 2—"Summary of Significant Accounting Policies—Principles of Consolidation and Presentation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.
The components of our tax rate as discussed in Note 16 - "Income Taxes" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report, were consistent for the 2015, 2014, and 2013 periods. The decrease in our 2015 effective tax rate from the comparable 2014 rate was primarily attributable to the recognition of tax benefits during 2015 from net operating loss carryforwards related to a previously disposed business line. The increase in the tax rate in 2014 was primarily attributable to a tax liability incurred on foreign unremitted earnings as a result of the then-pending sale of SVBIF.
For prior periods, pursuant to ASU 2014-01: (i) amortization expense related to our low income housing tax credits was reclassified from Other noninterest expense to Income tax expense; (ii) additional amortization, net of the associated tax benefits, was recognized in Income tax expense as a result of our adoption of the proportional amortization method; and (iii) net deferred tax assets, related to our low income housing tax investments, were written-off. The cumulative effect to retained earnings as of January 1, 2015 of adopting this guidance was a reduction of $4.7 million, inclusive of a $3.3 million reduction to retained earnings as of January 1, 2013.
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 22—”Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for additional details.
The following is our reportable segment information for 2015, 2014 and 2013:
Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Net interest income	$853,890	$742,274	15.0%	$641,384	15.7%
Provision for loan losses	(94,915)	(58,622)	61.9	(65,290)	(10.2)
Noninterest income	272,862	203,474	34.1	202,404	0.5
Noninterest expense	(568,685)	(504,606)	12.7	(425,230)	18.7
Income before income tax expense	$463,152	$382,520	21.1	$353,268	8.3
Total average loans, net of unearned income	$12,973,626	$10,129,474	28.1	$8,287,039	22.2
Total average assets	38,813,529	30,306,338	28.1	21,411,836	41.5
Total average deposits	34,996,888	27,364,246	27.9	19,072,608	43.5

Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $463.2 million in 2015, compared to $382.5 million in 2014 and $353.3 million in 2013, which reflected the continued growth of our core commercial business and clients, despite an increase in pressure on overall loan yields as a result of the low interest rate environment and increased competition. The key components of GCB's performance are discussed below:
2015 compared to 2014
Net interest income from GCB increased by $111.6 million in 2015, primarily due to a $71.5 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $56.8 million increase in the FTP earned for average deposit growth, partially offset by an $8.6 million decrease in the FTP earned from decreases in deposit interest rates.

GCB had a provision for loan losses of $94.9 million in 2015, compared to $58.6 million in 2014. The provision was higher in 2015 as a result of the increase to our nonaccrual balance, which resulted in a $36.8 million increase to our allowance for nonaccrual loans.
Noninterest income increased by $69.4 million in 2015, primarily due to higher foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional volumes. The increase in credit card fees reflects increased client utilization of our credit card products and custom payment solutions by new and existing clients. Also, noninterest income in 2014 included the $13.9 million loss from the impact of the held-for-sale classification of SVBIF.
Noninterest expense increased by $64.1 million in 2015, primarily due to an increase in salaries and wages and FDIC and state assessments. The increase in salaries and wages was primarily due to an increase in the average number of FTEs for GCB, which increased by 137 to 1,569 in 2015, compared to 1,432 in 2014, as well as an increase in incentive compensation reflective of stronger financial performance for the current year compared to prior year. The increase in average FTEs was attributable to increases in positions for product development, operations, sales and advisory functions, as well as to support our commercial banking initiatives. The increase in FDIC and state assessments was due to the $8.5 billion increase in average assets.
2014 compared to 2013
Net interest income from GCB increased by $100.9 million in 2014, primarily due to a $62.1 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields. Additionally, GCB had a $64.2 million increase in the FTP earned for average deposit growth, which were partially offset by a $17.9 million decrease in the FTP earned for deposits from decreases in market interest rates.
GCB had a provision for loan losses of $58.6 million in 2014, compared to $65.3 million in 2013. The provision of $58.6 million was primarily due to net charge-offs and period-end loan growth of $3.5 billion resulting in a provision of $36.6 million, offset by a reduction in the reserves of approximately $14.0 million reflective of an increase in the overall credit quality of the loan portfolio and a decrease in nonaccrual loan balances.
Noninterest income increased by $1.1 million in 2014, net of the $13.9 million loss from our SVBIF assets held-for-sale. The increase in noninterest income was primarily due to higher foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily reflective of the increased utilization of foreign currency products by our clients, resulting in an increased number of trades and commissioned notional volumes. The increase in credit card fees reflects increased client utilization of our credit card products and custom payment solutions by new and existing clients.
Noninterest expense increased by $79.4 million in 2014, primarily due to increases in salaries and wages, net occupancy and professional services expenses. The increase in salaries and wages was primarily due to an increase in the average number of FTEs at GCB, which increased by 113 to 1,432 in 2014, compared to 1,319 in 2013. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in professional services was due to increased activities to support our expansion of product offerings as well as our continued investment into ongoing business and IT infrastructure initiatives. Net occupancy costs increased due to the impact of lease renewals at higher rates, reflective of market conditions, and the expansion of certain existing offices.
SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Net interest income	$44,412	$31,427	41.3%	$26,701	17.7%
(Provision for) reduction of loan losses	(2,714)	(864)	NM	1,597	(154.1)
Noninterest income	2,011	1,494	34.6	1,209	23.6
Noninterest expense	(11,892)	(10,571)	12.5	(9,195)	15.0
Income before income tax expense	$31,817	$21,486	48.1	$20,312	5.8
Total average loans, net of unearned income	$1,592,065	$1,155,992	37.7	$919,221	25.8
Total average assets	1,433,694	1,149,804	24.7	954,831	20.4
Total average deposits	1,108,411	890,062	24.5	524,398	69.7

NM—Not meaningful

Income before income tax expense from SVB Private Bank increased to $31.8 million in 2015, compared to $21.5 million in 2014 and $20.3 million in 2013. The key drivers of SVB Private Bank's performance are discussed below:
2015 compared to 2014
Net interest income increased by $13.0 million in 2015, primarily due to a $10.5 million increase in loan interest income from an increase in average loan balances and a $2.1 million increase in the FTP earned for average deposit growth. These increases were partially offset by a decrease in the overall yield on our Private Bank loan portfolio, reflective of the low interest rate environment.
We had a provision for loan losses from SVB Private Bank of $2.7 million in 2015, primarily due to period-end loan growth. The provision for loan losses of $0.9 million in 2014 was primarily due to period-end loan growth.
Noninterest expense increased by $1.3 million in 2015, primarily driven by expenses related to the continued growth of our Wealth Advisory practice.
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
We had a provision for loan losses from SVB Private Bank of $0.9 million in 2014, primarily due to period-end loan growth. The reduction of loan losses of $1.6 million in 2013 was primarily due to a decrease in the reserve for nonaccrual loans resulting from lower nonaccrual loan balances.
Noninterest expense increased by $1.4 million in 2014, primarily driven by expenses related to our new Wealth Advisory practice.
SVB Capital

	Year ended December 31,
(Dollars in thousands)	2015	2014	% Change 2015/2014	2013	% Change 2014/2013
Net interest income	$3	$58	(94.8)%	$20	190.0%
Noninterest income	70,857	58,058	22.0	75,037	(22.6)
Noninterest expense	(14,699)	(12,668)	16.0	(10,737)	18.0
Income before income tax expense	$56,161	$45,448	23.6	$64,320	(29.3)
Total average assets	$337,884	$320,129	5.5	$289,328	10.6

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
Income before income tax expense from SVB Capital was $56.2 million in 2015, compared to $45.4 million in 2014 and $64.3 million in 2013, which reflects significant gains from our strategic and other investments as well as realized gains from liquidity events and unrealized valuation increases from our managed funds. The key drivers of SVB Capital's performance are discussed below:
2015 compared to 2014
Noninterest income increased $12.8 million to $70.9 million in 2015. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $51.4 million in 2015, compared to net gains of $43.3 million in 2014. The net gains on investment securities of $51.4 million in 2015 were primarily driven by gains from our strategic and other investments driven by strong distributions from strategic venture capital fund investments and unrealized valuation increases from our managed funds of funds.

•	Fund management fees of $15.9 million for 2015, compared to $13.5 million in 2014. The increase was primarily due to the addition of new managed funds at SVB Capital in 2015.
2014 compared to 2013
Noninterest income decreased $17.0 million to $58.1 million in 2014. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $43.3 million in 2014, compared to net gains of $62.6 million in 2013. The net gains on investment securities of $43.3 million in 2014 were primarily driven by gains from our strategic and other investments driven by strong distributions from strategic venture capital fund investments and unrealized valuation increases from our managed funds of funds.

•	Fund management fees of $13.5 million for 2014, compared to $11.2 million in 2013. Fund management fees increased due to the addition of the Capital Partners III, LP fund in 2014.
Consolidated Financial Condition
Our total assets were $44.7 billion at December 31, 2015, an increase of $5.3 billion, or 13.6 percent, compared to $39.3 billion at December 31, 2014, which increased by $12.9 billion or 48.9 percent, compared to $26.4 billion at December 31, 2013. Below is a summary of the individual components driving the changes in total assets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.5 billion at December 31, 2015, a decrease of $293 million, or 16.3 percent, compared to $1.8 billion at December 31, 2014.
As of December 31, 2015 and December 31, 2014, $405 million and $861 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $500 million and $440 million, respectively.
Investment Securities
Investment securities totaled $25.8 billion at December 31, 2015, an increase of $3.1 billion, or 13.9 percent, compared to $22.7 billion at December 31, 2014, which increased by $9.1 billion or 67.1 percent, compared to $13.6 billion at December 31, 2013. Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which primarily represent interest-earning fixed income investment securities; and (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The increase of $3.1 billion is due to purchases of new investments driven by our deposit growth during the year. New purchases in our fixed income securities portfolio totaled $7.5 billion and were partially offset by $3.2 billion of paydowns and maturities and a $1.1 billion decrease in our non-marketable and other securities portfolio related to the deconsolidated interests of our unconsolidated VIEs upon adoption of ASU 2015-02 as discussed in Note 2—"Summary of Significant Accounting Policies—Principles of Consolidation and Presentation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report in which we deconsolidated 16 entities. The major components of the change are explained below.

The following table presents a profile of our investment securities portfolio at December 31, 2015, 2014 and 2013:

	December 31,
(Dollars in thousands)	2015	2014	2013
Available-for-sale securities, at fair value:
U.S. Treasury securities	$11,678,035	$7,302,273	$—
U.S. agency debentures	2,690,029	3,561,556	4,345,232
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	—	—	2,473,576
Agency-issued collateralized mortgage obligations—fixed rate	1,399,279	1,884,843	3,325,758
Agency-issued collateralized mortgage obligations—variable rate	607,936	784,475	1,186,573
Agency issued commercial mortgage-backed securities	—	—	564,604
Municipal bonds and notes	—	—	86,027
Equity securities	5,469	7,508	5,051
Total available-for-sale securities	16,380,748	13,540,655	11,986,821
Held-to-maturity securities, at amortized cost:
U.S. agency debentures	545,473	405,899	—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,366,627	2,799,923	—
Agency-issued collateralized mortgage obligations—fixed rate	4,225,781	3,185,109	—
Agency-issued collateralized mortgage obligations—variable rate	370,779	131,580	—
Agency-issued commercial mortgage-backed securities	1,214,716	814,589	—
Municipal bonds and notes	67,587	83,942	—
Total held-to-maturity securities	8,790,963	7,421,042	—
Non-marketable and other securities (1):
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	152,237	1,130,882	862,972
Other venture capital investments	2,040	71,204	32,839
Other Securities (fair value accounting)	548	108,251	321,374
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	85,705	—	—
Debt funds	21,970	26,672	35,181
Other investments	118,532	116,002	107,702
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	120,676	140,551	148,994
Other investments (2)	18,882	13,423	9,938
Investments in qualified affordable housing projects (2)	154,356	121,155	75,395
Total non-marketable and other securities	674,946	1,728,140	1,594,395
Total investment securities	$25,846,657	$22,689,837	$13,581,216

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 2— "Summary of Significant Accounting Policies” and Note 5— "Variable Interest Entities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details regarding our non-marketable and other securities.

(2)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2— "Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.

Available-for-Sale Securities
Period-end available-for-sale securities were $16.4 billion at December 31, 2015, an increase of $2.9 billion, or 21.0 percent, compared to $13.5 billion at December 31, 2014, which increased by $1.5 billion, or 13.0 percent, compared to $12.0 billion at December 31, 2013. The increase in 2015 was primarily due to purchases of new investments of $4.6 billion, partially offset by paydowns, scheduled maturities and called maturities of $1.7 billion. The purchases of new investments of $4.6 billion were entirely comprised of fixed-rate U.S. Treasury securities. The paydowns, scheduled maturities and called maturities of $1.7 billion were comprised of $1.5 billion of fixed-rate securities and $0.2 billion in variable-rate securities.
The increase in 2014, compared to 2013, was primarily due to purchases of new investments of $8.4 billion, partially offset by a $5.4 billion transfer of securities out of our available-for-sale securities into a held-to-maturity portfolio as discussed below and by paydowns, scheduled maturities and called maturities of $1.6 billion. The purchases of new investments of $8.4 billion were primarily comprised of fixed-rate U.S. Treasury securities. The paydowns, scheduled maturities and called maturities on securities of $1.6 billion were comprised of $1.3 billion in fixed-rate securities and $0.3 billion in variable-rate securities.
Held-to-Maturity Securities
Period-end held-to-maturity securities were $8.8 billion at December 31, 2015, an increase of $1.4 billion, or 18.5 percent, compared to $7.4 billion at December 31, 2014. The increase was due to purchases of $2.9 billion, primarily comprised of Government National Mortgage Association ("GNMA") backed securities, partially offset by paydowns and scheduled maturities of $1.5 billion.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and are being amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2015, our estimated fixed income securities portfolio duration was 2.7 years, compared to 2.8, and 3.3, years at December 31, 2014 and 2013, respectively.
Non-Marketable and Other Securities
Non-marketable and other securities were $0.7 billion at December 31, 2015, a decrease of $1.0 billion, or 60.9 percent, compared to $1.7 billion at December 31, 2014, which increased by $134 million or 8.4 percent, compared to $1.6 billion at December 31, 2013. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate certain SVB Capital funds, even though we may own less than 100 percent of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
The decrease in non-marketable and other securities of $1.1 billion in 2015 was primarily related to the deconsolidation of 16 limited partnership entities as part of our adoption of ASU 2015-02. Other 2015 activity included the following:

•	Gains of $41 million from our managed funds of funds, primarily related to unrealized valuation increases.

•
Gains of $30 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments reflective of IPO and M&A activity as well as unrealized valuation increase from certain investments.

The increase in non-marketable and other securities of $133 million in 2014 was primarily related to the following:

•
Gains of $262 million from our managed funds of funds, primarily related to unrealized valuation increases from IPO and M&A activity and other valuation increases across the managed funds of funds portfolio.

•	Gains of $26 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments.

•	Partially offset by net sales and distributions of $140 million across our non-marketable and other securities portfolio.

The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2015, 2014 and 2013:

	December 31,
	2015		2014		2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting) (1):
Venture capital and private equity fund investments (2)	$152,237	$44,485	$1,130,882	$84,368	$862,972	$76,505
Other venture capital investments (3)	2,040	218	71,204	1,823	32,839	2,097
Other securities (fair value accounting) (4)	548	124	108,251	7,802	321,374	23,058
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (1)	85,705	69,314	—	—	—	—
Debt funds	21,970	21,970	26,672	26,672	35,181	35,181
Other investments (5)	118,532	118,532	116,002	116,002	107,702	107,702
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	120,676	120,676	140,551	140,551	148,994	148,994
Other investments (6)	18,882	18,882	13,423	13,423	9,938	9,938
Low income housing tax credit funds (6)	154,356	154,356	121,155	121,155	75,395	75,395
Total non-marketable and other securities	$674,946	$548,557	$1,728,140	$511,796	$1,594,395	$478,870

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 2—”Summary of Significant Accounting Policies” and Note 5— "Variable Interest Entities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details regarding our non-marketable and other securities.

(2)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2015, 2014 and 2013:

	December 31,
	2015		2014		2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$20,794	$2,612	$24,645	$3,096	$29,104	$3,656
SVB Strategic Investors Fund II, LP (i)	—	—	97,250	8,336	96,185	8,244
SVB Strategic Investors Fund III, LP (i)	—	—	269,821	15,841	260,272	15,280
SVB Strategic Investors Fund IV, LP (i)	—	—	291,291	14,564	226,729	11,337
Strategic Investors Fund V Funds (i)	—	—	226,111	350	118,181	184
Strategic Investors Fund VI Funds (i)	—	—	89,605	—	7,944	12
SVB Capital Preferred Return Fund, LP	60,619	13,064	62,110	13,386	59,028	12,722
SVB Capital—NT Growth Partners, LP	62,983	20,967	61,973	21,006	61,126	21,339
SVB Capital Partners II, LP (i)	—	—	302	15	708	36
Other private equity fund	7,841	7,842	7,774	7,774	3,695	3,695
Total venture capital and private equity fund investments	$152,237	$44,485	$1,130,882	$84,368	$862,972	$76,505

(i)	Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised.

(3)	The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2015, 2014 and 2013:

	December 31,
	2015		2014		2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$2,040	$218	$3,291	$352	$6,564	$702
SVB Capital Partners II, LP (i)	—	—	20,481	1,040	22,684	1,152
Capital Partners III, LP (i)	—	—	41,055	—	—	—
SVB Capital Shanghai Yangpu Venture Capital Fund (i)	—	—	6,377	431	3,591	243
Total other venture capital investments	$2,040	$218	$71,204	$1,823	$32,839	$2,097

(i)	Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised.

(4)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December, 31, 2014 and 2013, the amount primarily included total unrealized gains in one public company, FireEye, that were realized during the first quarter of 2015.

(5)	The following table shows the amounts of our other investments (equity method accounting) at December 31, 2015, 2014 and 2013:

	December 31,
	2015		2014		2013
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Other investments:
China Joint Venture investment	$78,799	$78,799	$79,569	$79,569	$79,940	$79,940
Other investments	39,733	39,733	36,433	36,433	27,762	27,762
Total other investments	$118,532	$118,532	$116,002	$116,002	$107,702	$107,702

(6)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01).

Loans
The following table details the composition of the loan portfolio, net of unearned income, as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial loans:
Software and internet (1)	$5,437,915	$4,954,676	$4,102,636	$3,261,489	$2,492,849
Hardware (1)	1,071,528	1,131,006	1,213,032	1,118,370	952,303
Private equity/venture capital	5,467,577	4,582,906	2,386,054	1,732,699	1,117,419
Life science/healthcare (1)	1,710,642	1,289,904	1,170,220	1,066,199	863,737
Premium wine	201,175	187,568	149,841	143,511	130,245
Other (1)	312,278	234,551	288,904	315,453	342,147
Total commercial loans	14,201,115	12,380,611	9,310,687	7,637,721	5,898,700
Real estate secured loans:
Premium wine (2)	646,120	606,753	514,993	413,513	345,988
Consumer loans (3)	1,544,440	1,118,115	873,255	685,300	534,001
Other	44,830	39,651	30,743	—	—
Total real estate secured loans	2,235,390	1,764,519	1,418,991	1,098,813	879,989
Construction loans (4)	78,682	78,626	76,997	65,742	30,256
Consumer loans	226,883	160,520	99,711	144,657	161,137
Total loans, net of unearned income (5)(6)	$16,742,070	$14,384,276	$10,906,386	$8,946,933	$6,970,082

(1)
Because of the diverse nature of energy and resource innovation products and services, for our loan-related reporting purposes, ERI-related loans are reported under our software and internet, hardware, life science/healthcare and other commercial loan categories, as applicable.

(2)
Included in our premium wine portfolio are gross construction loans of $121 million, $112 million, $112 million, $148 million and $111 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)	Consumer loans secured by real estate at December 31, 2015, 2014, 2013, 2012 and 2011 were comprised of the following:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Loans for personal residence	$1,312,818	$918,629	$685,327	$503,378	$350,359
Loans to eligible employees	156,001	133,568	121,548	110,584	99,704
Home equity lines of credit	75,621	65,918	66,380	71,338	83,938
Consumer loans secured by real estate	$1,544,440	$1,118,115	$873,255	$685,300	$534,001

(4)	Construction loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(5)	Unearned income, net of deferred costs, was $115 million, $104 million, $89 million, $77 million and $60 million in 2015, 2014, 2013, 2012 and 2011, respectively.

(6)
Included within our total loan portfolio are credit card loans of $177 million, $131 million, $85 million, $64 million and $50 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and primarily represent corporate credit cards.

Both commercial and consumer loans increased from December 31, 2014 to December 31, 2015 with the largest increases coming from our private equity/venture capital, software and internet, consumer real estate, and life science/healthcare industry segments. The growth from our software and internet and life science/healthcare segments came primarily from growth in our accelerator and corporate finance practices, while increased utilization from our capital call lines of credit contributed to the increase from our private equity/venture capital clients. The growth in our consumer real estate came primarily from our private bank.
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

	December 31,
	2015		2014
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$5,482,110	32.5%	$4,996,246	34.5%
Hardware	1,080,231	6.4	1,140,494	7.9
Private equity/venture capital	5,511,929	32.7	4,621,299	31.9
Life science/healthcare	1,724,545	10.2	1,300,727	9.0
Premium wine	202,808	1.2	189,142	1.3
Other	314,813	1.9	236,519	1.6
Commercial loans	14,316,436	84.9	12,484,427	86.2
Real estate secured loans:
Premium wine	646,587	3.8	607,507	4.2
Consumer loans	1,543,340	9.2	1,117,661	7.7
Other	45,194	0.3	39,983	0.3
Real estate secured loans	2,235,121	13.3	1,765,151	12.2
Construction loans	78,862	0.5	78,851	0.5
Consumer loans	226,712	1.3	160,337	1.1
Total gross loans	$16,857,131	100.0%	$14,488,766	100.0%

The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2015:

	December 31, 2015
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,365,460	$974,946	$1,250,192	$844,092	$1,047,420	$5,482,110
Hardware	225,688	206,124	256,339	216,943	175,137	1,080,231
Private equity/venture capital	498,606	582,871	830,350	820,379	2,779,723	5,511,929
Life science/healthcare	309,877	426,619	367,879	410,281	209,889	1,724,545
Premium wine	76,372	29,823	74,319	22,294	—	202,808
Other	115,618	43,203	45,837	27,678	82,477	314,813
Commercial loans	2,591,621	2,263,586	2,824,916	2,341,667	4,294,646	14,316,436
Real estate secured loans:
Premium wine	156,754	170,155	237,373	82,305	—	646,587
Consumer loans	1,340,750	175,750	26,840	—	—	1,543,340
Other	8,261	—	15,000	21,933	—	45,194
Real estate secured loans	1,505,765	345,905	279,213	104,238	—	2,235,121
Construction loans	9,728	37,924	31,210	—	—	78,862
Consumer loans	87,324	35,748	—	29,140	74,500	226,712
Total gross loans	$4,194,438	$2,683,163	$3,135,339	$2,475,045	$4,369,146	$16,857,131

At December 31, 2015, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.8 billion, or 40.6 percent of our portfolio. These loans represented 188 clients, and of these loans, $85.2 million were on nonaccrual status as of December 31, 2015 compared to $27.5 million as of December 31, 2014. The $57.7 million increase in nonaccrual loans greater than $20 million to any single client was attributable to the impairment of three sponsored buyout clients (two life science/healthcare clients and one software and internet client).
The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2014:

	December 31, 2014
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,214,082	$670,212	$1,174,410	$917,546	$1,019,996	$4,996,246
Hardware	204,513	226,135	240,039	146,826	322,981	1,140,494
Private equity/venture capital	426,985	445,677	677,568	568,743	2,502,326	4,621,299
Life science/healthcare	340,214	238,585	284,618	216,805	220,505	1,300,727
Premium wine	77,409	38,413	45,222	28,098	—	189,142
Other	101,779	42,906	36,904	23,235	31,695	236,519
Commercial loans	2,364,982	1,661,928	2,458,761	1,901,253	4,097,503	12,484,427
Real estate secured loans:
Premium wine	151,314	169,719	205,692	80,782	—	607,507
Consumer loans	977,747	139,914	—	—	—	1,117,661
Other	—	6,000	11,250	22,733	—	39,983
Real estate secured loans	1,129,061	315,633	216,942	103,515	—	1,765,151
Construction loans	14,069	24,194	40,588	—	—	78,851
Consumer loans	65,326	22,593	16,418	20,000	36,000	160,337
Total gross loans	$3,573,438	$2,024,348	$2,732,709	$2,024,768	$4,133,503	$14,488,766

At December 31, 2014, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.2 billion, or 42.5 percent of our portfolio. These loans represented 170 clients, and of these loans, $27.5 million were on nonaccrual status as of December 31, 2014.

The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life science/healthcare loan portfolios includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 6.3 percent of total gross loans at December 31, 2015 and 7.9 percent at December 31, 2014. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At December 31, 2015, our lending to private equity/venture capital firms represented 32.7 percent of total gross loans, compared to 31.9 percent of total gross loans at December 31, 2014. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At December 31, 2015, sponsored buyout loans represented 13.4 percent of total gross loans, compared to 13.2 percent of total gross loans at December 31, 2014. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale, backed by a select group of experienced private equity sponsors and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants.
At December 31, 2015, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7.3 percent and 2.4 percent, respectively, of total gross loans, compared to 7.1 percent and 3.8 percent, respectively at December 31, 2014. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 33.9 percent and 11.8 percent of our outstanding total gross loan balances as of December 31, 2015 were to borrowers based in California and New York, respectively, compared to 34.5 percent and 9.6 percent as of December 31, 2014. Other than California and New York, there were no states where our borrowers were based with balances greater than 10 percent.
As of December 31, 2015, 85.2 percent, or $14.4 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 83.9 percent, or $12.2 billion, as of December 31, 2014. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2015, for fixed and variable rate loans:

	Remaining Contractual Maturity of Gross Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed-rate loans:
Commercial loans:
Software and internet	$154,276	$491,490	$—	$645,766
Hardware	24,115	69,267	—	93,382
Private equity/venture capital	216,949	11,981	1,923	230,853
Life science/healthcare	23,401	532,487	—	555,888
Premium wine	1,546	6,345	3,158	11,049
Other	83,049	6,632	—	89,681
Total commercial loans	503,336	1,118,202	5,081	1,626,619
Real estate secured loans:
Premium wine	315	168,473	310,247	479,035
Consumer loans	2,709	83,653	165,766	252,128
Other	—	—	30,194	30,194
Total real estate secured loans	3,024	252,126	506,207	761,357
Construction loans	55,908	17,946	5,008	78,862
Consumer loans	16,543	5,950	—	22,493
Total fixed-rate loans	$578,811	$1,394,224	$516,296	$2,489,331

Variable-rate loans:
Commercial loans:
Software and internet	$1,141,829	$3,570,265	$124,250	$4,836,344
Hardware	287,148	699,701	—	986,849
Private equity/venture capital	3,904,887	1,309,398	66,791	5,281,076
Life science/healthcare	114,927	982,321	71,409	1,168,657
Premium wine	116,605	68,692	6,462	191,759
Other	115,441	109,691	—	225,132
Total commercial loans	5,680,837	6,740,068	268,912	12,689,817
Real estate secured loans:
Premium wine	41,495	22,566	103,491	167,552
Consumer loans	18,553	24,367	1,248,292	1,291,212
Other	—	15,000	—	15,000
Total real estate secured loans	60,048	61,933	1,351,783	1,473,764
Construction loans	—	—	—	—
Consumer loans	91,181	101,040	11,998	204,219
Total variable-rate loans	$5,832,066	$6,903,041	$1,632,693	$14,367,800
Total gross loans	$6,410,877	$8,297,265	$2,148,989	$16,857,131
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
Credit Quality Indicators
As of December 31, 2015, our criticized and nonaccrual loans represented 5.5 percent of our total gross loans. This compares to 5.2 percent at December 31, 2014. Our SVB Accelerator practice serves our emerging or early-stage clients. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at 6.3 percent of our total gross loans at December 31, 2015. It is common for an emerging or early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early stage clients, this situation typically lasts a limited number of weeks and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle.
Credit Quality and Allowance for Loan Losses
The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses balance, beginning of year	$165,359	$142,886	$110,651	$89,947	$82,627
Charge-offs:
Commercial loans:
Software and internet	(33,246)	(21,031)	(8,861)	(4,316)	(10,252)
Hardware	(5,145)	(15,265)	(18,819)	(20,247)	(4,828)
Life science/healthcare	(7,291)	(2,951)	(6,010)	(5,080)	(4,201)
Premium wine	—	(35)	—	(584)	(449)
Other	(4,990)	(3,886)	(8,107)	(2,485)	(3,954)
Total commercial loans	(50,672)	(43,168)	(41,797)	(32,712)	(23,684)
Consumer loans	(296)	—	(869)	(607)	(220)
Total charge-offs	(50,968)	(43,168)	(42,666)	(33,319)	(23,904)

Recoveries:
Commercial loans:
Software and internet	1,621	1,425	1,934	4,874	11,659
Hardware	3,332	2,238	2,677	1,107	455
Life science/healthcare	277	374	1,860	334	6,644
Premium wine	7	240	170	650	1,223
Other	193	1,499	2,995	1,377	471
Total commercial loans	5,430	5,776	9,636	8,342	20,452
Consumer loans	163	379	1,572	1,351	4,671
Total recoveries	5,593	6,155	11,208	9,693	25,123
Provision for loan losses	97,629	59,486	63,693	44,330	6,101
Allowance for loan losses balance, end of year	$217,613	$165,359	$142,886	$110,651	$89,947

The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)
Commercial loans:
Software and internet	$103,045	32.5%	$80,981	34.5%	$64,084	37.7%	$42,648	36.5%	$38,263	35.8%
Hardware	23,085	6.4	25,860	7.9	36,553	11.1	29,761	12.5	16,810	13.7
Private equity/venture capital	35,282	32.7	27,997	31.9	16,385	21.9	9,963	19.4	7,319	16.1
Life science/healthcare	36,576	10.2	15,208	9.0	11,926	10.7	13,606	11.9	10,243	12.4
Premium wine	5,205	5.0	4,473	5.5	3,914	6.1	3,523	6.2	3,914	6.8
Other	4,252	2.6	3,253	2.4	3,680	3.7	3,912	4.3	5,817	5.3
Total commercial loans	207,445	89.5	157,772	91.2	136,542	91.2	103,413	90.8	82,366	90.1
Consumer loans	10,168	10.5	7,587	8.8	6,344	8.8	7,238	9.2	7,581	9.9
Total	$217,613	100.0%	$165,359	100.0%	$142,886	100.0%	$110,651	100.0%	$89,947	100.0%

(1)	Represents loan category as a percentage of total gross loans as of year-end.

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

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Gross nonperforming, past due, and restructured loans:
Nonaccrual loans	$123,392	$38,137	$51,649	$38,279	$36,617
Loans past due 90 days or more still accruing interest	—	1,302	99	19	—
Total nonperforming loans	123,392	39,439	51,748	38,298	36,617
OREO and other foreclosed assets	—	561	1,001	—	—
Total nonperforming assets	$123,392	$40,000	$52,749	$38,298	$36,617
Performing TDRs	$10,635	$587	$403	$734	$2,100
Nonperforming loans as a percentage of total gross loans	0.73%	0.27%	0.47%	0.42%	0.52%
Nonperforming assets as a percentage of total assets	0.28	0.10	0.20	0.17	0.18
Allowance for loan losses	$217,613	$165,359	$142,886	$110,651	$89,947
As a percentage of total gross loans	1.29%	1.14%	1.30%	1.23%	1.28%
As a percentage of total gross nonperforming loans	176.36	419.28	276.12	288.92	245.64
Allowance for loan losses for nonaccrual loans	$51,844	$15,051	$21,277	$6,261	$3,707
As a percentage of total gross loans	0.31%	0.10%	0.19%	0.07%	0.05%
As a percentage of total gross nonperforming loans	42.02	38.16	41.12	16.35	10.12
Allowance for loan losses for total gross performing loans	$165,769	$150,308	$121,609	$104,390	$86,240
As a percentage of total gross loans	0.98%	1.04%	1.11%	1.16%	1.23%
As a percentage of total gross performing loans	0.99	1.04	1.11	1.16	1.23
Total gross loans	$16,857,131	$14,488,766	$10,995,268	$9,024,248	$7,030,321
Total gross performing loans	16,733,739	14,449,327	10,943,520	8,985,950	6,993,704
Reserve for unfunded credit commitments (1)	34,415	36,419	29,983	22,299	21,811
As a percentage of total unfunded credit commitments	0.22%	0.25%	0.26%	0.26%	0.27%
Total unfunded credit commitments (2)	$15,614,359	$14,705,785	$11,470,722	$8,610,791	$8,067,570

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans increased to 1.29 percent at December 31, 2015, compared to 1.14 percent at December 31, 2014. This increase was driven by an increase in reserves for nonaccrual loans, primarily related to three new nonaccrual loans to clients (discussed in further detail below) with gross loans equal to or greater than $20 million, partially offset by a lower reserve for our gross performing loan portfolio. Our reserve percentage for performing loans decreased to 0.99 percent at December 31, 2015, compared to 1.04 percent at December 31, 2014, reflective of the continued shift in the mix of our overall loan portfolio to our higher quality private equity/venture capital loan portfolio.

Nonaccrual Loans
The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Commercial loans:
Software and internet	$77,545	$33,287	$27,618	$3,263	$1,142
Hardware	430	2,521	19,667	21,863	5,183
Private equity/venture capital	—	—	40	—	—
Life science/healthcare	44,107	475	1,278	—	311
Premium wine	1,167	1,304	1,442	4,398	3,212
Other	—	233	690	5,415	5,353
Total commercial loans	123,249	37,820	50,735	34,939	15,201
Consumer loans:
Real estate secured loans	143	192	244	2,239	18,283
Other consumer loans	—	125	670	1,101	3,133
Total consumer loans	143	317	914	3,340	21,416
Total nonaccrual loans	$123,392	$38,137	$51,649	$38,279	$36,617

Our nonaccrual loans were $123.4 million at December 31, 2015, compared to $38.1 million at December 31, 2014. Our nonaccrual loan balance increased $85.3 million as a result of $144.5 million in new nonaccrual loans, partially offset by $32.4 million in charge-offs and $26.6 million in repayments. The allowance for loan losses for nonaccrual loans was $51.8 million at December 31, 2015, compared to $15.1 million at December 31, 2014.
Our nonaccrual loans included $96.0 million from five clients (three software and internet clients represented $55.1 million and two life science/healthcare clients represented $40.9 million). Software and internet nonaccrual loans at December 31, 2014 included $27.5 million attributable to one client.
Average nonaccrual loans for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 were $80.3 million, $24.5 million, $40.8 million, $35.8 million and $37.2 million, respectively. The $55.8 million increase in average nonaccrual loans was attributable to the increase in nonaccrual loans from our software and internet and life science/healthcare loan portfolios. If the nonaccrual loans for 2015, 2014, 2013, 2012 and 2011 had not been nonperforming, $4.5 million, $1.2 million, $3.5 million, $2.9 million and $3.4 million, respectively, in interest income would have been recorded.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2015 and 2014 is as follows:

	December 31,
(Dollars in thousands)	2015	2014	% Change
Derivative assets, gross (1)	$175,083	$157,990	10.8%
Accrued interest receivable	107,604	94,180	14.3
FHLB and Federal Reserve Bank stock	56,991	53,496	6.5
Foreign exchange spot contract assets, gross	142,832	51,972	174.8
Net deferred tax assets (2)	73,941	45,979	60.8
Accounts receivable	48,662	20,092	142.2
Other assets	104,594	129,499	(19.2)
Total accrued interest receivable and other assets	$709,707	$553,208	28.3

(1)	See “Derivatives” section below.

(2)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2—

"Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.
Accrued Interest Receivable
The increase of $13.4 million in accrued interest during 2015 is primarily reflective of the strong growth in our fixed income investment securities portfolio as well as our increase in net loans. Period-end investment securities, excluding non-marketable and other securities increased $4.2 billion, or 20.1 percent during 2015. Period-end loan balances were $16.7 billion, an increase of $2.4 billion, or 16.4 percent, when compared to 2014.
Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $90.9 million was primarily due to increased client trade activity at period-end.
Net Deferred Tax Assets
The increase of $28.0 million in net deferred tax assets primarily relates to an increase in the allowance for loan and lease losses and a decrease in the fair value of our available-for-sale securities portfolio.
Accounts Receivable
The increase of $28.6 million in accounts receivable primarily relates to receivables from our SVB Capital funds management business.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at December 31, 2015 and 2014:

	December 31,
(Dollars in thousands)	2015	2014	% Change
Assets:
Equity warrant assets	$137,105	$116,604	17.6%
Foreign exchange forward and option contracts	31,237	34,231	(8.7)
Interest rate swaps	2,768	4,609	(39.9)
Client interest rate derivatives	3,973	2,546	56.0
Total derivatives assets	$175,083	$157,990	10.8
Liabilities:
Foreign exchange forward and option contracts	$(26,353)	$(28,363)	(7.1)
Client interest rate derivatives	(4,384)	(2,748)	59.5
Total derivatives liabilities	$(30,737)	$(31,111)	(1.2)

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At December 31, 2015, we held warrants in 1,652 companies, compared to 1,478 companies at December 31, 2014. Warrants in 21 companies had values greater than $1.0 million and represented 34 percent of the fair value of the total warrant portfolio. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2015 and 2014:

	Year ended December 31,
(Dollars in thousands)	2015	2014
Balance, beginning of period	$116,604	$103,513
New equity warrant assets	12,486	16,073
Non-cash increases in fair value	30,548	33,106
Exercised equity warrant assets (1)	(21,493)	(35,232)
Terminated equity warrant assets	(1,040)	(856)
Balance, end of period	$137,105	$116,604

(1)	Includes the exercise of several public equity warrants in FireEye and Twitter during the year ended December 31, 2014.

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients' need. We also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit, and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated assets and liabilities. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any counterparty to such forward or option contracts and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at December 31, 2015 and 2014 was $3.0 million and $1.1 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 14–“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Interest Rate Derivatives
For information on our interest rate derivatives, please refer to Note 14–“Derivative Financial Instruments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Deposits
The following table presents the composition of our deposits as of December 31, 2015, 2014, and 2013:

	December 31,
(Dollars in thousands)	2015	2014	2013
Noninterest-bearing demand	$30,867,497	$24,583,682	$15,894,360
Interest bearing checking and savings accounts	330,525	262,800	165,210
Money market	6,128,442	6,177,706	4,360,510
Money market deposits in foreign offices	88,656	242,526	181,299
Sweep deposits in foreign offices	1,657,177	2,948,658	1,657,740
Time	70,479	128,127	213,860
Total deposits	$39,142,776	$34,343,499	$22,472,979

The increase in deposits of $4.8 billion in 2015 was driven by increases in our noninterest-bearing demand accounts reflective of growth from new domestic and foreign clients and a result of strong M&A activity during the year resulting in increased balances from existing clients. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
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

At December 31, 2015, 21.1 percent of our total deposits were interest-bearing deposits, compared to 28.4 percent at December 31, 2014 and 29.3 percent at December 31, 2013.
At December 31, 2015, the aggregate balance of time deposit accounts individually equal to or greater than $250,000 totaled $54 million, compared to $106 million at December 31, 2014 and $183 million at December 31, 2013. At December 31, 2015, all time deposit accounts individually equal to or greater than $250,000 were scheduled to mature within one year. The maturity profile of our time deposits as of December 31, 2015 is as follows:

	December 31, 2015
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $250,000 and over	$31,866	$8,756	$13,311	$—	$53,933
Other time deposits	9,346	2,460	4,538	202	16,546
Total time deposits	$41,212	$11,216	$17,849	$202	$70,479
Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term FHLB advances	$638,000	0.25%	$—	—%	$—	—%
Federal funds purchased	135,000	0.64	—	—	—	—
Other short-term borrowings	1,900	0.20	7,781	0.08	5,080	0.08
Total short-term borrowings	$774,900	0.32	$7,781	0.08	$5,080	0.08
On December 31, 2015, we borrowed $638 million from our available line of credit with the FHLB and purchased $135 million of federal funds in order to maintain minimum cash balances as a result of ordinary deposit outflows at year end.
Average daily balances and maximum month-end balances for our short-term borrowings in 2015, 2014 and 2013 were as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Average daily balances:
Federal Funds purchased (1)	$8,477	$167	$13,729
FHLB advances	6,542	1,096	7,959
Securities sold (purchased) under agreements to repurchase	1,222	—	(435)
Other short-term borrowings (2)	6,985	5,001	5,765
Total average short-term borrowings	$23,226	$6,264	$27,018
Maximum month-end balances:
Federal Funds purchased	$135,000	$—	$15,000
FHLB advances	638,000	—	—
Securities sold (purchased) under agreements to repurchase	—	—	(5,120)
Other short-term borrowings	21,561	7,781	7,460

(1)	As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Fed Funds market. These balances represent short-term borrowings.

(2)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor and our interest rate swap agreement related to our 6.05% Subordinated Notes.

Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2015, 2014 and 2013:

	Principal value at December 31, 2015	December 31,
(Dollars in thousands)		2015	2014	2013
3.50% Senior Notes	$350,000	$346,667	$—	$—
5.375% Senior Notes	350,000	347,016	346,477	345,966
6.05% Subordinated Notes	45,964	48,350	50,040	51,820
Junior Subordinated Debentures	50,000	54,669	54,845	55,020
Total long-term debt	$795,964	$796,702	$451,362	$452,806
The increase in our long-term debt in 2015 was due to the issuance on January 29, 2015, of $350 million of 3.50% Senior Notes due in January 2025.
For more information on our long-term debt outstanding at December 31, 2015, please refer to Note 13–“Short-Term Borrowings and Long-Term Debt” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Other Liabilities
A summary of other liabilities at December 31, 2015 and 2014 is as follows:

	December 31,
(Dollars in thousands)	2015	2014	% Change
Accrued compensation	$151,134	$120,841	25.1%
Foreign exchange spot contract liabilities, gross	154,699	94,999	62.8
Reserve for unfunded credit commitments	34,415	36,419	(5.5)
Derivative liabilities, gross (1)	30,737	31,111	(1.2)
Other	268,109	200,123	34.0
Total other liabilities	$639,094	$483,493	32.2

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $59.7 million was primarily due to increased client trade activity at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The increase of $30.3 million was primarily the result of larger incentive compensation accruals at December 31, 2015 due to an increase in average FTEs and increased financial performance for 2015. For a description of our variable compensation plans please refer to Note 17—“Employee Compensation and Benefit Plans” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
Other
Other liabilities increased $68.0 million to $268.1 million at December 31, 2015, compared to $200.1 million at December 31, 2014, primarily due to a $25.0 million increase in payables related to our investments in tax credit funds.
Noncontrolling Interests
Noncontrolling interests totaled $0.1 billion and $1.2 billion at December 31, 2015 and 2014, respectively. The large decrease was due to the deconsolidation of 16 limited partnership entities as part of our adoption of ASU 2015-02. Additionally, net capital distributions of $65 million to investors in our managed funds were partially offset by net income attributable to noncontrolling interests of $31 million for the year ended December 31, 2015, primarily related to valuation increases in our managed funds of funds. For more information, refer to Note 2—"Summary of Significant Accounting Policies—Principles of Consolidation and Presentation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.
Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs and credit and other business risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines, including the "Basel III" capital rules. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.2 billion at December 31, 2015, an increase of $385 million, or 13.7 percent compared to $2.8 billion at December 31, 2014. This increase was primarily the result of net income of $344 million in 2015 and an increase in additional-paid-in-capital of $69 million primarily reflective of the issuance of common stock under our equity incentive plans. These increases were partially offset by the decrease in the net balance of our accumulated other comprehensive income to $15 million from $43 million at December 31, 2014, which was primarily driven by a $37 million decrease in the fair value of our available-for-sale securities portfolio ($22 million net of tax), from increases in period-end market interest rates.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized bank holding company and insured depository institution, respectively, as of December 31, 2015, 2014 and 2013. See Note 21–“Regulatory Matters” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	December 31,			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	2015	2014	2013	“Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio (1)	12.28%	—%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (2)	12.83	12.91	11.94	8.0	6.0
Total risk-based capital ratio (2)	13.84	13.92	13.13	10.0	8.0
Tier 1 leverage ratio (2)	7.63	7.74	8.31	N/A	4.0
Tangible common equity to tangible assets ratio (3)(4)(5)	7.16	7.15	7.43	N/A	N/A
Tangible common equity to risk-weighted assets ratio (3)(4)(5)	12.34	12.93	11.61	N/A	N/A
Bank:
CET 1 risk-based capital ratio (1)	12.52%	—%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (2)	12.52	11.09	10.11	8.0	6.0
Total risk-based capital ratio (2)	13.60	12.12	11.32	10.0	8.0
Tier 1 leverage ratio (2)	7.09	6.64	7.04	5.0	4.0
Tangible common equity to tangible assets ratio (3)(4)(5)	6.95	6.38	6.58	N/A	N/A
Tangible common equity to risk-weighted assets ratio (3)(4)(5)	12.59	11.19	9.84	N/A	N/A

(1)
Effective January 1, 2015, CET 1 is a new ratio requirement under the "Basel III" Capital Rules and represents, common stock, plus related surplus and retained earnings, plus limited amounts of minority interest in the form of common stock, less certain regulatory deductions, divided by total risk-weighted assets.

(2)	Ratios as of December 31, 2015 reflect the adoption of the "Basel III" Capital Rules in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

(3)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

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

2015 compared to 2014
The total risk-based capital and tier 1 capital ratios as of December 31, 2015, for SVB Financial decreased compared to December 31, 2014. The decrease in SVB Financial's risk-based capital was primarily due to the impact of the Basel III risk-weighting standards on unused loan commitments with original maturities of one year or less and certain equity investments related to our noncontrolling interests as well as a proportionally higher increase in risk-weighted and average assets compared to the increase in our capital during 2015. SVB Financial's tier 1 leverage ratio decreased compared to December 31, 2014 primarily due to the increase in average assets, driven by the growth in deposits. For the Bank, the total risk-based capital, tier 1 capital, and tier 1 leverage ratios as of December 31, 2015, increased compared to the same ratios as of December 31, 2014. This increase was a result of SVB Financial's contribution of capital to the Bank totaling $350 million, which was funded primarily by the net proceeds from the issuance of our 3.50% Senior Notes. The capital contribution from SVB Financial to the Bank was provided to support our clients' continued growth during 2015. The increases in the Bank's ratios, resulting from the contribution, were partially offset by the impact of the new regulatory requirements related to unused commitments as discussed above. All of our capital ratios are above the levels to be considered “well capitalized" under banking regulations.
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

Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	SVB Financial
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
GAAP SVBFG stockholders’ equity (1)	$3,198,134	$2,813,072	$1,961,635	$1,827,256	$1,569,392
Less:
Intangible assets	—	—	—	—	601
Tangible common equity (1)	$3,198,134	$2,813,072	$1,961,635	$1,827,256	$1,568,791
GAAP Total assets (1)	$44,686,703	$39,337,869	$26,410,144	$22,762,824	$19,968,894
Less:
Intangible assets	—	—	—	—	601
Tangible assets (1)	$44,686,703	$39,337,869	$26,410,144	$22,762,824	$19,968,293
Risk-weighted assets (2)(3)	$25,919,594	$21,755,091	$16,901,501	$13,532,984	$11,837,902
Non-GAAP tangible common equity to tangible assets (1)	7.16%	7.15%	7.43%	8.03%	7.86%
Non-GAAP tangible common equity to risk-weighted assets (1) (2)	12.34	12.93	11.61	13.50	13.25

Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	Bank
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Tangible common equity (1)	$3,059,045	$2,399,411	$1,634,389	$1,588,344	$1,346,854
Tangible assets (1)	$44,045,967	$37,607,973	$24,849,484	$21,467,812	$18,758,813
Risk-weighted assets (2)(3)	$24,301,043	$21,450,480	$16,612,870	$13,177,887	$11,467,401
Tangible common equity to tangible assets (1)	6.95%	6.38%	6.58%	7.40%	7.18%
Tangible common equity to risk-weighted assets (1)(2)	12.59	11.19	9.84	12.05	11.75

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01).

(2)
Amounts and ratios as of December 31, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Amounts and ratios for prior periods represent the previous capital rules under Basel I.

(3)	Our risk-weighted assets for 2012 reflect a refinement in our determination of risk rating for certain unfunded credit commitments related to the contractual borrowing base.
2015 compared to 2014
The tangible common equity to tangible assets ratio increased for SVB Financial and the Bank due to increases in total equity. See "SVBFG Stockholders' Equity above for further details on changes to the individual components of our equity balance.
For SVB Financial, the tangible common equity to risk-weighted assets ratio decreased due to increases in risk-weighted assets, as a result of the new Basel III regulatory requirements, partially offset by increases in common equity. For the Bank, the tangible common equity to risk-weighted assets ratio increased due to increases in tangible common equity, partially offset by increases in risk-weighted assets. These increases were a result of SVB Financial's contribution of capital to the Bank, partially offset by the impact on risk-weighted assets from the new Basel III regulatory requirements.
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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Please refer to the discussion of our off-balance sheet arrangements in Note 19-“Off-Balance Sheet Arrangements, Guarantees and Other Commitments” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
As of December 31, 2015, we, or the funds in which we have an ownership interest and/or control, had the following unfunded contractual obligations and commercial commitments:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Borrowings	$1,571,602	$774,900	$48,350	$347,016	$401,336
Non-cancelable operating leases, net of income from subleases	188,410	21,260	43,799	43,923	79,428
Remaining unfunded commitments to other fund investments (1)	13,319	13,319	—	—	—
Commitments to low income housing tax credit funds	90,978	42,901	42,420	1,320	4,337
Other obligations	8,606	6,265	2,341	—	—
SVBFG unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	688	688	—	—	—
SVB Strategic Investors Fund II, LP (1)	1,050	1,050	—	—	—
SVB Strategic Investors Fund III, LP (1)	1,275	1,275	—	—	—
SVB Strategic Investors Fund IV, LP (1)	2,325	2,325	—	—	—
Strategic Investors Fund V Funds (1)	142	142	—	—	—
SVB Capital - NT Growth Partners, LP (1)	1,340	1,340	—	—	—
Silicon Valley BancVentures, LP (1)	270	270	—	—	—
SVB Capital Partners II, LP (1)	162	162	—	—	—
Total obligations attributable to SVBFG	$1,880,167	$865,897	$136,910	$392,259	$485,101

Remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds:
SVB Strategic Investors Fund, LP (1)	$2,250	$2,250	$—	$—	$—
SVB Capital Preferred Return Fund, LP (1)	1,514	1,514	—	—	—
SVB Capital - NT Growth Partners, LP (1)	3,285	3,285	—	—	—
Total obligations to venture capital and private equity funds by our consolidated managed funds of funds	$7,049	$7,049	$—	$—	$—

	Amount of commitment expiring per period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments:
Total loan commitments available for funding	$14,135,195	$9,309,931	$3,841,342	$863,644	$120,278
Standby letters of credit	1,473,898	1,381,231	86,442	721	5,504
Commercial letters of credit	5,266	5,266	—	—	—

(1)
See Note 8–“Investment Securities” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to non-marketable and other securities. Subject to applicable regulatory requirements, including the Volcker Rule (See "Business - Supervision and Regulation" under Part I, Item 1 in this report), we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2015, our period-end total deposit balances increased by $4.8 billion to $39.1 billion, compared to $34.3 billion at December 31, 2014. The overall increase in deposit balances came primarily from our Accelerator/Early-stage and private equity/venture capital clients resulting from continued venture capital funding activity in 2015.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2015, 2014 and 2013, respectively: (For further details, see our Consolidated Statements of Cash Flows under "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 in this report.)

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Average cash and cash equivalents	$2,569,482	$2,697,926	$1,584,042
Percentage of total average assets	6.3%	8.2%	6.8%
Net cash provided by operating activities	$339,813	$255,517	$171,778
Net cash used for investing activities	(6,496,352)	(12,233,931)	(2,838,988)
Net cash provided by financing activities	5,848,782	12,250,649	3,197,006
Net (decrease) increase in cash and cash equivalents	$(307,757)	$272,235	$529,796
Average cash and cash equivalents decreased by $0.1 billion to $2.6 billion in 2015, compared to $2.7 billion for 2014. In 2015, our average deposits increased $8.0 billion and were used to fund the $5.7 billion growth of our fixed income securities portfolio and the $3.3 billion growth of our loan portfolio.

2015
Cash provided by operating activities of $340 million in 2015 included net income before noncontrolling interests of $375 million. These net inflows were partially offset by $56.5 million of adjustments to reconcile net income to net cash, which consisted mostly of non-cash adjustments for our gains from AFS securities, gains from derivative instruments and amortization of deferred loan fees and non-cash expenses for our loan loss provision and depreciation/amortization.
Cash used for investing activities of $6.5 billion in 2015 included $7.5 billion for purchases of fixed income securities and $2.3 billion from the net increase in loans. These cash outflows were partially offset by $3.2 billion from sales, maturities and paydowns of our fixed income securities portfolio.
Cash provided by financing activities of $5.8 billion in 2015 included a $4.7 billion increase in deposits, a $767 million increase in short-term borrowings and $346 million from the issuance of our 3.50% Senior Notes in late January 2015.
Cash and cash equivalents at December 31, 2015 were $1.5 billion, compared to $1.8 billion at December 31, 2014.
2014
Cash provided by operating activities of $256 million in 2014 included net income before noncontrolling interests of $479 million, partially offset by non-cash net gains on investment securities of $267 million.
Cash used for investing activities of $12.2 billion in 2014 included $11.1 billion for purchases of fixed income securities and $3.5 billion from the net increase in loans. These cash outflows were partially offset by $2.2 billion from sales, maturities and paydowns of our fixed income securities portfolio.
Cash provided by financing activities of $12.3 billion in 2014 included an $11.9 billion increase in deposits and $435 million in net proceeds from our common stock offering in the second quarter of 2014.
Cash and cash equivalents at December 31, 2014 were $1.8 billion, compared to $1.5 billion at December 31, 2013.
2013
Cash provided by operating activities of $172 million in 2013 included net income before noncontrolling interests of $545 million, partially offset by non-cash net gains on investment securities of $419 million.
Cash used for investing activities of $2.8 billion in 2013 included $3.3 billion for purchases of available-for-sale securities and $1.9 billion from the net increase in loans. These cash outflows were partially offset by $2.4 billion from sales, maturities and paydowns of available-for-sale securities.
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
Interest rate risk is managed by our ALCO. ALCO reviews the sensitivity of the market value of our assets and liabilities and 12-month forward looking net interest income to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis.
Management of interest rate risk is carried out primarily through strategies involving our available-for-sale securities, available funding channels and capital market activities. In addition, our policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk.
We utilize a simulation model to perform a sensitivity analysis on the economic value of equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and proposed strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded in our balance sheet which measures the potential variability in forecasted results relating to changes in market interest rates over time. We review our interest rate risk position on a quarterly basis at a minimum.
Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity ("EVE"). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. EVE is based on a snapshot of the balance sheet at a specific point in time. A second application of the simulation model measures the impact of changes in market interest rates on our net interest income ("NII") assuming a static balance sheet over a 12-month period following the period-end reporting date. Changes in market interest rates that affect us are principally short-term interest rates and include the following: (1) National Prime and SVB Prime rates; (2) 1-month and 3-month LIBOR; and (3) the Fed Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate available-for-sale securities and balances held as cash and cash equivalents. Deposit pricing in the simulation model is generally associated with changes in short-term interest rates. However, modeled assumptions may differ from our actual pricing behavior in a rising rate environment depending on the market environment and business conditions.
The following table presents our EVE and NII sensitivity exposure at December 31, 2015 and December 31, 2014, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

Change in interest rates (basis points) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2015:
+200	$6,007,061	$1,783,649	42.2%	$1,454,889	$268,242	22.6%
+100	5,166,410	942,998	22.3	1,318,584	131,937	11.1
—	4,223,412	—	—	1,186,647	—	—
-100	4,350,421	127,009	3.0	1,127,223	(59,424)	(5.0)
-200	4,548,417	325,005	7.7	1,095,854	(90,793)	(7.7)
December 31, 2014:
+200	$6,201,773	$1,237,900	24.9%	$1,242,321	$223,059	21.9%
+100	5,598,887	635,014	12.8	1,124,643	105,381	10.3
—	4,963,873	—	—	1,019,262	—	—
-100	4,927,749	(36,124)	(0.7)	979,982	(39,280)	(3.9)
-200	5,119,636	155,763	3.1	953,556	(65,706)	(6.4)

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
As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. The interest rate risk we are exposed to includes changes in the shape of the yield curve (yield curve risk), fluctuations in asset cash flows (prepayment risk) and differences between specific benchmark interest rates (basis risk). While we believe our model gives us a good understanding of these risks, it is important to note that no model fully captures all risks.
The EVE simulation assumes varying rates of deposit balance decay depending on the rate scenario. Because EVE is a discounted cash flow simulation from a specific point in time, the simulation does not include changes in new business volume growth assumptions needed to maintain a static balance sheet size throughout the simulation.
The results in the preceding table can be referenced as an estimate of sensitivity to changes in interest rates, but should not be relied upon as a precise indicator of actual results from changing market interest rates. Additionally, the resulting EVE and NII estimates are not intended to represent, and should not be construed to represent, the underlying value of assets and liabilities and the net interest income derived from them.
Our base case EVE at December 31, 2015 decreased from December 31, 2014 by $740 million as a result of balance sheet mix changes, as well as yield curve changes. A flattening yield curve due to higher rates at the short end of the yield curve and slightly lower rates at the long end relative to December 31, 2014 resulted in a net negative impact of $187 million on base EVE. Our liability balances grew by $6.1 billion in 2015, while asset balances grew just $5.3 billion. The balance sheet changes contributed an additional negative $553 million to the change in base EVE. EVE sensitivity increased in the simulated upward rate shock scenarios primarily due to the growth in non-maturity deposits which constitute the majority of liability balances. In the simulated downward interest rate shock scenarios, EVE sensitivity increased due to the flattening yield curve, resulting in the discount rates for non-interest bearing non-maturity deposits hitting floors in these model scenarios.
12-Month Net Interest Income Simulation
Our estimated 12-month NII at December 31, 2015 increased from December 31, 2014 by $167 million due to changes in both rates and balance sheet mix. A 25 bps rate increase by the Federal Open Market Committee in December 2015 contributed $49 million to the simulated NII forecast. We had $2.4 billion of loan growth in 2015, and the investment portfolio grew by $3.1 billion during that time. Non-interest bearing deposit balances grew by $6.3 billion accompanied by a decrease of $1.5 billion in interest-bearing deposits. The net impact of these balance sheet changes contributed an additional $118 million to the base 12-month NII forecast. NII sensitivity increased slightly in the interest rate shock scenarios due to a higher proportion of floating and variable rate assets relative to fixed rate assets at December 31, 2015 as compared to December 31, 2014. In the simulated downward rate shock scenarios, sensitivity also increased as variable rate loan and investment securities moved away from their floors due to the 25 bps rate increase.
The simulation model used in the above analysis embeds floors in our interest rate scenarios, which prevent model benchmark rates from moving below 0.0%. Our 12-month static balance sheet NII simulation assumes different rates of deposit balance decay for each interest rate scenario based on a long-term historical deposit study of our clients. In the static scenarios, loan and deposit runoff is replaced as needed to maintain a constant balance sheet. The deposit decay assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SVB Financial Group:
We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP
San Francisco, California
February 26, 2016

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2015	2014
Assets
Cash and cash equivalents	$1,503,257	$1,796,062
Available-for-sale securities, at fair value (cost of $16,375,941 and $13,497,945, respectively)	16,380,748	13,540,655
Held-to-maturity securities, at cost (fair value of $8,758,622 and $7,415,656, respectively)	8,790,963	7,421,042
Non-marketable and other securities (1) (2)	674,946	1,728,140
Total investment securities	25,846,657	22,689,837
Loans, net of unearned income	16,742,070	14,384,276
Allowance for loan losses	(217,613)	(165,359)
Net loans	16,524,457	14,218,917
Premises and equipment, net of accumulated depreciation and amortization	102,625	79,845
Accrued interest receivable and other assets (1)	709,707	553,208
Total assets	$44,686,703	$39,337,869
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$30,867,497	$24,583,682
Interest-bearing deposits	8,275,279	9,759,817
Total deposits	39,142,776	34,343,499
Short-term borrowings	774,900	7,781
Other liabilities	639,094	483,493
Long-term debt	796,702	451,362
Total liabilities	41,353,472	35,286,135
Commitments and contingencies (Note 19 and Note 25)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 51,610,226 shares and 50,924,925 shares outstanding, respectively	52	51
Additional paid-in capital	1,189,032	1,120,350
Retained earnings (1)	1,993,646	1,649,967
Accumulated other comprehensive income	15,404	42,704
Total SVBFG stockholders’ equity	3,198,134	2,813,072
Noncontrolling interests (2)	135,097	1,238,662
Total equity	3,333,231	4,051,734
Total liabilities and total equity	$44,686,703	$39,337,869

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(2)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2015 (2)	2014	2013
Interest income:
Loans	$693,147	$610,945	$542,204
Investment securities:
Taxable	344,646	271,371	180,162
Non-taxable	2,905	3,136	3,201
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	6,067	6,464	4,054
Total interest income	1,046,765	891,916	729,621
Interest expense:
Deposits	5,447	12,114	9,128
Borrowings	34,893	23,207	23,149
Total interest expense	40,340	35,321	32,277
Net interest income	1,006,425	856,595	697,344
Provision for loan losses	97,629	59,486	63,693
Net interest income after provision for loan losses	908,796	797,109	633,651
Noninterest income:
Gains on investment securities, net	89,445	267,023	419,408
Gains on derivative instruments, net	83,805	96,845	42,184
Foreign exchange fees	87,007	71,659	57,411
Credit card fees	56,657	41,792	32,461
Deposit service charges	46,683	39,937	35,948
Lending related fees	32,536	25,711	20,980
Letters of credit and standby letters of credit fees	20,889	15,649	14,716
Client investment fees	21,610	14,883	13,959
Other	34,162	(1,260)	36,139
Total noninterest income	472,794	572,239	673,206
Noninterest expense:
Compensation and benefits	473,841	409,486	366,801
Professional services	82,839	94,377	76,178
Premises and equipment	51,927	49,716	45,935
Business development and travel	39,524	40,057	33,334
Net occupancy	34,674	30,004	24,937
FDIC and state assessments	25,455	19,206	12,784
Correspondent bank fees	13,415	13,118	12,142
(Reduction of) Provision for unfunded credit commitments	(1,946)	6,511	7,642
Other (1)	58,287	44,705	35,491
Total noninterest expense (1)	778,016	707,180	615,244
Income before income tax expense (1)	603,574	662,168	691,613
Income tax expense (1)	228,754	183,508	146,830
Net income before noncontrolling interests (1)	374,820	478,660	544,783
Net income attributable to noncontrolling interests	(30,916)	(214,790)	(330,266)
Net income available to common stockholders (1)	$343,904	$263,870	$214,517
Earnings per common share—basic (1)	$6.70	$5.39	$4.73
Earnings per common share—diluted (1)	6.62	5.31	4.67

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(2)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

 See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Net income before noncontrolling interests (1) (2)	$374,820	$478,660	$544,783
Other comprehensive (loss) income, net of tax:
Change in cumulative translation gains (losses):
Foreign currency translation gains (losses)	2,570	10,982	(5,483)
Related tax (expense) benefit	(957)	(4,425)	2,179
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(36,702)	92,815	(259,193)
Related tax benefit (expense)	14,730	(37,383)	105,500
Reclassification adjustment for (gains) losses included in net income	(1,201)	18,598	(538)
Related tax expense (benefit)	481	(7,510)	218
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	37,700	—
Related tax expense	—	(15,178)	—
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(10,412)	(6,915)	—
Related tax benefit	4,191	2,784	—
Other comprehensive (loss) income, net of tax	(27,300)	91,468	(157,317)
Comprehensive income	347,520	570,128	387,466
Comprehensive income attributable to noncontrolling interests (2)	(30,916)	(214,790)	(330,266)
Comprehensive income attributable to SVBFG	$316,604	$355,338	$57,200

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(2)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2012 (As Reported)	44,627,182	$45	$547,079	$1,174,878	$108,553	$1,830,555	$774,678	$2,605,233
Cumulative effect of adopting ASU 2014-01 (1)	—	—	—	(3,299)	—	(3,299)	—	(3,299)
Balance at December 31, 2012 (As Revised)	44,627,182	$45	$547,079	$1,171,579	$108,553	$1,827,256	$774,678	$2,601,934
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,098,290	$1	$41,403	$—	$—	$41,404	$—	$41,404
Common stock issued under ESOP	74,946	—	5,166	—	—	5,166	—	5,166
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	5,658	—	—	5,658	—	5,658
Net income (1)	—	—	—	214,517	—	214,517	330,266	544,783
Capital calls and distributions, net	—	—	—	—	—	—	8,114	8,114
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(154,013)	(154,013)	—	(154,013)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,304)	(3,304)	—	(3,304)
Share-based compensation expense	—	—	24,947	—	—	24,947	—	24,947
Other, net	—	—	3	1	—	4	—	4
Balance at December 31, 2013	45,800,418	$46	$624,256	$1,386,097	$(48,764)	$1,961,635	$1,113,058	$3,074,693
Common stock issued under employee benefit plans, net of restricted stock cancellations	608,745	$—	$18,256	$—	$—	$18,256	$—	$18,256
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	9,595	—	—	9,595	—	9,595
Net income (1)	—	—	—	263,870	—	263,870	214,790	478,660
Capital calls and distributions, net	—	—	—	—	—	—	(89,186)	(89,186)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	66,520	66,520	—	66,520
Cumulative-effect for unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	22,522	22,522	—	22,522
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(4,131)	(4,131)	—	(4,131)
Foreign currency translation adjustments, net of tax	—	—	—	—	6,557	6,557	—	6,557
Common stock issued in public offering	4,485,000	5	434,861	—	—	434,866	—	434,866
Share-based compensation expense	—	—	29,491	—	—	29,491	—	29,491
Other, net	—	—	1	—	—	1	—	1
Balance at December 31, 2014	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	657,876	$1	$18,897	$—	$—	$18,898	$—	$18,898
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	16,602	—	—	16,602	—	16,602
Deconsolidation of noncontrolling interest upon adoption of ASU 2015-02 (1)	—	—	—	—	—	—	(1,069,437)	(1,069,437)
Net income	—	—	—	343,904	—	343,904	30,916	374,820
Capital calls and distributions, net	—	—	—	—	—	—	(65,044)	(65,044)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(22,692)	(22,692)	—	(22,692)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(6,221)	(6,221)	—	(6,221)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,613	1,613	—	1,613
Share-based compensation expense	—	—	29,671	—	—	29,671	—	29,671
Other, net	—	—		(225)	—	(225)	—	(225)
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231

(1)
See Note 2— "Summary of Significant Accounting Policies-Adoptions of New Accounting Standards” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$374,820	$478,660	$544,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	97,629	59,486	63,693
(Reduction of) provision for unfunded credit commitments	(1,946)	6,511	7,642
Changes in fair values of derivatives, net	(53,470)	(22,139)	(31,508)
Gains on investment securities, net	(89,445)	(267,023)	(419,408)
Depreciation and amortization (1)	40,008	39,345	36,260
Pre-tax (gain) loss on SVBIF sale transaction	(1,287)	13,934	—
Amortization of premiums and discounts on investment securities, net	18,271	25,311	29,774
Amortization of share-based compensation	32,239	29,545	25,413
Amortization of deferred loan fees	(89,384)	(82,724)	(73,008)
Deferred income tax (benefit) expense (1)	(9,133)	(43,110)	15,050
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(8,397)	(26,642)	(3,241)
Accounts receivable and payable, net	(24,029)	(302)	(21)
Income tax receivable and payable, net	(9,857)	(4,804)	(24,811)
Accrued compensation	30,293	3,707	22,925
Foreign exchange spot contracts, net	(31,159)	25,725	2,086
Other, net	64,660	20,037	(23,851)
Net cash provided by operating activities	339,813	255,517	171,778
Cash flows from investing activities:
Purchases of available-for-sale securities	(4,586,680)	(8,462,071)	(3,336,476)
Proceeds from sales of available-for-sale securities	8,054	30,398	14,753
Proceeds from maturities and pay downs of available-for-sale securities	1,704,918	1,569,173	2,428,023
Purchases of held-to-maturity securities	(2,888,805)	(2,612,848)	—
Proceeds from maturities and paydowns of held-to-maturity securities	1,495,362	598,454	—
Purchases of non-marketable securities (cost and equity method accounting)	(32,427)	(60,202)	(24,847)
Proceeds from sales and distributions of non-marketable securities (cost and equity method accounting)	89,826	59,442	58,828
Purchases of non-marketable and other securities (fair value accounting)	(7,028)	(275,640)	(149,707)
Proceeds from sales and distributions of non-marketable and other securities (fair value accounting)	48,627	436,170	132,931
Net increase in loans	(2,335,153)	(3,480,531)	(1,943,650)
Proceeds from recoveries of charged-off loans	5,593	6,155	11,161
Purchases of premises and equipment	(53,918)	(42,431)	(30,004)
Effect of deconsolidation due to adoption of ASU 2015-02	15,995	—	—
Net proceeds from SVBIF sale transaction (2)	39,284	—	—
Net cash used for investing activities	(6,496,352)	(12,233,931)	(2,838,988)
Cash flows from financing activities:
Net increase in deposits	4,719,738	11,870,520	3,296,527
Increase (decrease) in short-term borrowings	767,119	2,701	(161,030)
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(23,518)	(89,186)	8,114
Proceeds from issuance of common stock, ESPP and ESOP	22,410	22,146	46,569
Tax benefit from stock exercises	16,602	9,602	6,826
Proceeds from issuance of 3.50% Senior Notes	346,431	—	—
Net proceeds from public equity offering	—	434,866	—
Net cash provided by financing activities	5,848,782	12,250,649	3,197,006
Net (decrease) increase in cash and cash equivalents	(307,757)	272,235	529,796
Cash and cash equivalents at beginning of period (2)	1,811,014	1,538,779	1,008,983
Cash and cash equivalents at end of period (2)	$1,503,257	$1,811,014	$1,538,779
Supplemental disclosures:
Cash paid during the period for:
Interest	$35,280	$35,181	$31,913
Income taxes	220,484	208,558	142,231
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(22,692)	$66,520	$(154,013)
Distributions of stock from investments (3)	64,503	20,621	1,116
Transfers from available-for-sale securities to held-to-maturity	—	5,418,572	—

(1)	Cash flows for the years ended December 31, 2014 and 2013 were revised to reflect the retrospective application of our adoption of ASU 2014-01.

(2)
Cash and cash equivalents at December 31, 2014 included $15.0 million recognized in assets held-for-sale in conjunction with the SVBIF sale transaction. On April 13, 2015 we received net proceeds of $39.3 million consisting of the sales price of $48.6 million less $9.3 million of cash and cash equivalents held by SVBIF that were sold.

(3)	For the year ended December 31, 2015, includes distributions to our noncontrolling interests of $41.5 million.
See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business
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
We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers investment advisory, asset management, private wealth management and brokerage services. We also offer non-banking products and services, such as funds management, private equity/venture capital investment and business valuation services, through our other subsidiaries and divisions. We primarily focus on serving corporate clients in the following niches: technology, life science/healthcare, private equity/venture capital and premium wine. Our corporate clients range widely in terms of size and stage of maturity. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.
Headquartered in Santa Clara, California, we operate in centers of innovation in the United States and around the world.
For reporting purposes, SVB Financial Group has three operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank, and SVB Capital. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 22-“Segment Reporting” in this report.

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
Principles of Consolidation and Presentation
Prior to April 1, 2015, the Company’s consolidated financial statements included the accounts of SVB Financial Group and entities in which we had a controlling interest.  The determination of whether we had a controlling interest was based on consolidation principles prescribed by ASC Topic 810, Consolidation, and whether the controlling interest in an entity was a voting interest entity or a variable interest entity (“VIE”). However, during the three months ended June 30, 2015, we early adopted the provisions of ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02)(see "Adoption of New Accounting Standards" below), which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. The new guidance eliminates the presumption that a general partner of a limited partnership arrangement should consolidate a limited partnership. The amendments to ASC Topic 810 in ASU 2015-02 modify the evaluation of whether limited partnerships and similar entities are VIEs or voting entities. With these changes, we determined that the majority of our investments in limited partnership arrangements are VIEs under the new guidance while these entities were typically voting interest entities under the prior guidance.
ASU 2015-02 provided a single model for evaluating VIE entities for consolidation. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. We assess VIEs to determine if we are the primary beneficiary of a VIE.  A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) the power to direct the activities that most significantly impact the VIEs economic performance, and (b) the obligation to absorb losses or

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

receive benefits of a VIE that could potentially be significant to a VIE. Under this analysis, we also evaluate kick-out rights and other participating rights, which could provide us a controlling financial interest. The primary beneficiary of a VIE is required to consolidate the VIE.
ASU 2015-02 also changed how we evaluate fees paid to managers of our limited partnership investments. Under the new guidance, we exclude those fee arrangements that are not deemed to be variable interests from the analysis of our interests in our investments in VIEs and the determination of a primary beneficiary, if any. Fee arrangements based on terms that are customary and commensurate with the services provided are deemed not to be variable interests and are, therefore, excluded.
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
In accordance with ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, we use estimates of future principal prepayments, provided by third-party market-data vendors, in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the effective interest method in the amortization of purchase discounts or premiums on mortgage-backed securities and fixed rate collateralized mortgage obligations (“CMO”). The accretion and amortization of discounts and premiums, respectively, are included in interest income over the contractual terms of the underlying securities replicating the effective interest method.
Held-to-Maturity Securities
Debt securities purchased in which we have the positive intent and ability to hold to its maturity are classified as held-to-maturity securities and are recorded at amortized cost.
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
Non-Marketable and Other Securities
Non-marketable and other securities include investments in venture capital and private equity funds, debt funds, direct equity investments in companies and low income housing tax credit funds. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds. Our accounting for investments in non-marketable and other securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, (iii) cost method accounting, and (iv) the proportional amortization method which is used only for low income housing tax credit funds.
Fair Value Accounting
Our managed funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies (codified in ASC 946) and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Our non-marketable and other securities recorded pursuant to fair value accounting consist of our investments through the following funds:

•	Funds of funds; which make investments in venture capital and private equity funds;

•	Direct venture funds; which make equity investments in privately held companies.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our ownership interests in the investments held under fair value accounting as of December 31, 2015 is presented in the following table:

Limited partnership	Company Direct and Indirect Ownership in Limited Partnership
Managed funds of funds
SVB Strategic Investors Fund, LP	12.6%
SVB Capital Preferred Return Fund, LP	20.0
SVB Capital—NT Growth Partners, LP	33.0
Other private equity fund	58.2
Managed direct venture funds
Silicon Valley BancVentures, LP	10.7

The general partner interests of these funds are controlled, and in some cases, owned by SVB Financial. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, these funds are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.
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
For our fund investments, we utilize the net asset value as obtained from the general partners of the fund investments as the funds do not have a readily determinable fair value. The general partners of our fund investments prepare their financial statements using guidance consistent with fair value accounting. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements. We adjust the value of our investments for any contributions paid, distributions received from the investment, and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period.
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
Equity Method
Our equity method non-marketable securities consist of investments in venture capital and private equity funds, privately-held companies, debt funds, and joint ventures. Our equity method non-marketable securities and related accounting policies are described as follows:

•
Equity securities, such as preferred or common stock in privately-held companies in which we hold a voting interest of at least 20 percent, or in which we have the ability to exercise significant influence over the investees' operating and financial policies through board involvement or other influence, are accounted for under the equity method.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•
Investments in limited partnerships in which we hold voting interests of more than 5 percent, or in which we have the ability to exercise significant influence over the partnerships' operating and financial policies, are accounted for using the equity method.

•	Our China joint venture partnership, for which we have 50.0 percent ownership, is accounted for under the equity method.
We recognize our proportionate share of the results of operations of these equity method investees in our results of operations, based on the most current financial information available from the investee. We review our investments accounted for under the equity method at least quarterly for possible other-than-temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment's future cash flows and capital needs, variability of its business and the company's exit strategy. For our fund investments, we utilize the net asset value per share as provided by the general partners of the fund investments. We account for differences between our measurement date and the date of the fund investment's net asset value by using the most recent available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements. We adjust the value of our investments for any contributions paid, distributions received from the investment, and known significant fund transactions or market events about which we are aware through information provided by the fund managers or from publicly available transaction data during the reporting period.
We reduce our investment value when we consider declines in value to be other-than-temporary and recognize the estimated loss as a loss on investment securities, a component of noninterest income.
Cost Method
Our cost method non-marketable securities and related accounting policies are described as follows:

•
Equity securities, such as preferred or common stock in privately-held companies in which we hold an ownership interest in which we do not have the ability to exercise significant influence over the investees' operating and financial policies, are accounted for under the cost method.

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
Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are determined using the fair value of the consideration received when the acquisition occurs. The resulting gains or losses are recognized in consolidated net income in the period of acquisition.
Proportional Amortization Method
In order to fulfill our responsibilities under the Community Reinvestment Act, we invest as a limited partner in low income housing partnerships that operate qualified affordable housing projects and generate tax benefits, including federal low income housing tax credits, for investors. The partnerships are deemed to be VIEs because they do not have sufficient equity investment at risk and are structured with non-substantive voting rights. We are not the primary beneficiary of the VIEs and do not consolidate

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

them. Our investments in low income housing partnerships are recorded in non-marketable and other securities within our investment securities portfolio on the consolidated balance sheet. As a practical expedient, we amortize the investment in proportion to the allocated tax benefits under the proportional amortization method of accounting and present such benefits net of investment amortization in income tax expense.
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
We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval of a new loan, a Credit risk rating is assigned a Credit Risk Rating and industry niche. Credit Risk Ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. The credit risk ratings for each loan are monitored and updated on an ongoing basis. This Credit Risk Rating process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors, the depth and experience of the borrower's management team, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships with a credit risk rating of 5 through 9 that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is determined based on a qualitative analysis and a formula allocation for similarly risk-rated loans by portfolio segment and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment, which considers our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors. As such, management applies a qualitative allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This qualitative allocation is based on management's assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. Based on management's prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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
Uncollectible Loans and Write-offs
Our charge-off policy applies to all loans, regardless of portfolio segment. Commercial loans are considered for a full or partial charge-off in the event that principal or interest is over 180 days past due and the loan lacks sufficient collateral and it is not in the process of collection, provided that a loss event has been defined and the charge-off is consistent with GAAP. Consumer loans are considered for a full or partial charge-off in the event that principal interest is over 120 days past due and the loan lacks sufficient collateral and it is not in the process of collection, provided that a loss event has been defined and the charge-off is consistent with GAAP. We also consider writing off loans in the event of any of the following circumstances: 1) the loan, or a portion of the loan is deemed uncollectible due to: a) the borrower's inability to make recurring payments, b) material changes in the borrower's financial condition, c) the expected sale of all or a portion of the borrower's business is insufficient to repay the loan in full, or 2) the loan has been identified for charge-off by regulatory authorities.
Troubled Debt Restructurings
A TDR arises from the modification of a loan where we have granted a concession to the borrower related to the borrower's financial difficulties that we would not have otherwise considered for economic or legal reasons. These concessions may include: (1) deferral of payment for more than an insignificant period of time that does not include sufficient offsetting borrower concessions; (2) interest rate reductions; (3) extension of the maturity date outside of ordinary course extension; (4) principal forgiveness; and or (5) reduction of accrued interest.
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
Impaired Loans
A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement. On a quarterly basis, we review our loan portfolio for impairment. Within each class of loans, we review individual loans for impairment based on credit risk ratings. Loans risk-rated 5 through 7 are performing loans; however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of "Performing (Criticized)" and could be classified as a performing impaired loan.

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
When a loan is placed on nonaccrual status, the accrued interest and fees are reversed against interest income and the loan is accounted for using the cost recovery method thereafter until qualifying for return to accrual status. Historically, loans that have been placed on nonaccrual status have remained as nonaccrual loans until the loan is either charged-off, or the principal balances have been paid off. For a loan to be returned to accrual status, all delinquent principal and interest must become current in accordance with the terms of the loan agreement and future collection of remaining principal and interest must be deemed probable. We apply a cost recovery method in which all cash received is applied to the loan principal until it has been collected. Under this approach, interest income is recognized after total cash flows received exceed the recorded investment at the date of initial nonaccrual. All of our nonaccrual loans have credit risk ratings of 8 or 9 and are classified under the nonperforming impaired category.
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
Premises and Equipment
Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. The maximum estimated useful lives by asset classification are as follows:

Leasehold improvements	Lesser of lease term or asset life
Furniture and equipment	7 years
Computer software	3-7 years
Computer hardware	3-5 years
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
Lease Obligations
We lease all of our properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations. We had no capitalized lease obligations at December 31, 2015 and 2014.

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
Level 2
Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent external pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent external brokers. We perform a monthly analysis on the values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends and monitoring of trading volumes. Additional corroboration, such as obtaining a non-binding price from a broker, may be obtained depending on the frequency of trades of the security and the level of liquidity or depth of the market. We ensure prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:
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
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20% for certain warrants that have certain sales restrictions or other features that indicate a discount to fair value is warranted. As sale restrictions are lifted, discounts are adjusted downward to zero once all restrictions expire or are removed.
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
Other Fee Income
Credit card fees, net of rewards expense, and deposit service charge fee income are recognized as earned on a monthly basis.
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
Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of our individual managed fund of funds and direct venture funds exceeds certain performance targets and is payable to us, as the general partners of the managed funds.  The carried interest we earn is often shared with employees, who are also members of the general partner entities.  We record carried interest on a quarterly basis by measuring fund performance to date versus the performance target.  For our unconsolidated managed funds, carried interest is recorded as gains on investment securities, net.  For our consolidated managed funds, it is recorded as a component of net income attributable to noncontrolling interests.  Carried interest allocated to others is recorded as a component of net income attributable to noncontrolling interests.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Equity Warrant Assets
In connection with negotiated credit facilities and certain other services, we may obtain equity warrant assets giving us the right to acquire stock in primarily private, venture-backed companies in the technology and life science/healthcare industries. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from equity warrant assets.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Exchange Forwards and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients' need. We also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit, and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated assets and liabilities. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. The contracts generally have terms of one year or less, although we may have contracts extending for up to five years. Generally, we have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Changes in the fair value of these contracts are recognized in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period-end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.
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
In April 2015, the FASB issued a new accounting standard (ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. The guidance will be effective for annual and quarterly periods beginning on January 1, 2016, with early adoption permitted. We early adopted this guidance in the third quarter of 2015 using the retrospective method, which required the restatement of prior period results. The adoption of this guidance impacted our statement of financial position, but had no impact on our results of operations or retained earnings. We reclassified $4.8 million and $2.1 million of debt issuance costs from other assets to a direct deduction from the carrying amounts of long-term debt for the periods ended December 31, 2015, and December 31, 2014, respectively.
In February 2015, the FASB issued a new accounting standard, ASU 2015-02, which amends the consolidation requirement for certain legal entities. As outlined above in "Principles of Consolidation and Presentation", we early adopted this guidance in the second quarter of 2015 using the modified retrospective method, which results in an effective date of adoption of January 1, 2015 and did not require the restatement of prior period results. The adoption of this guidance impacted our statement of financial position and results of operations, but had no impact on retained earnings, SVBFG stockholders' equity or net income as investments that were consolidated in previous reporting periods are now deconsolidated and no new investments were consolidated. Refer to Note 5—”Variable Interest Entities” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details regarding our assessment of the adoption of this guidance.
In April 2014, the FASB issued a new accounting standard (ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity), which changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, the new guidance requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations and requires disclosures of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in this update are effective for fiscal years beginning after December, 15, 2014, with early adoption permitted only for disposals or classifications as held for sale that have not been previously reported. The Company adopted this ASU in the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fourth quarter of 2014. The adoption of this ASU modified the disclosure requirements for discontinued operations and did not have any impact on our financial position, results of operations or stockholders’ equity.
In January 2014, the FASB issued a new accounting standard (ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects), which is effective for us for interim and annual reporting periods beginning after December 15, 2014. The standard is required to be applied retrospectively, with an adjustment to retained earnings in the earliest period presented. The ASU is applicable to our portfolio of low income housing tax credit ("LIHTC") partnership interests. We adopted this guidance in the first quarter of 2015. For prior periods, pursuant to ASU 2014-01, (i) amortization expense related to our low income housing tax credits was reclassified from Other noninterest expense to Income tax expense, (ii) additional amortization, net of the associated tax benefits, was recognized in Income tax expense as a result of our adoption of the proportional amortization method and (iii) net deferred tax assets, related to our low income housing tax investments, were written-off. The cumulative effect to retained earnings as of January 1, 2015 of adopting this guidance was a reduction of $4.7 million, inclusive of a $3.3 million reduction to retained earnings as of January 1, 2013. Our previously reported net income and diluted earnings per share for the years ended December 31, 2014 and 2013 were not materially impacted by the adoption of ASU 2014-01.
In June 2013, the FASB issued a new accounting standard (ASU No. 2013-08, Amendments to the Scope, Measurement and Disclosure Requirement for Investment Companies), which modified the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU does not change current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. ASU 2013-08 was effective on a prospective basis for the interim and annual reporting periods beginning after December 15, 2013, and was therefore adopted in the first quarter of 2014. This standard did not have any impact on our financial position, results of operations or stockholders' equity.
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
In April 2015, the FASB issued a new accounting standard (ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)). This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will be effective on a January 1, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or stockholders' equity.
In January 2016, the FASB issued a new accounting standard (ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)), which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This guidance will be effective on January 1, 2018, on a prospective basis with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements, as well as the expected timing and method of adoption.
Reclassifications
Certain prior period amounts, including amounts related to the adoption of ASU 2014-01, ASU 2015-03 and ASU 2015-07, have been reclassified to conform to current period presentations.

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
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income for 2015, 2014, and 2013:

		Year ended December 31,
(Dollars in thousands)	Income Statement Location	2015	2014	2013
Reclassification adjustment for (gains) losses included in net income	Gains on investment securities, net	$(1,201)	$18,598	$(538)
Related tax expense (benefit)	Income tax expense	481	(7,510)	218
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(720)	$11,088	$(320)
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock option and restricted stock unit awards outstanding under our equity incentive plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2015, 2014 and 2013:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2015	2014	2013
Numerator:
Net income available to common stockholders	$343,904	$263,870	$214,517
Denominator:
Weighted average common shares outstanding-basic	51,318	48,931	45,309
Weighted average effect of dilutive securities:
Stock options and ESPP	387	485	431
Restricted stock units	211	246	204
Denominator for diluted calculation	51,916	49,662	45,944
Earnings per common share:
Basic	$6.70	$5.39	$4.73
Diluted	$6.62	$5.31	$4.67
The following table summarizes the weighted average common shares excluded from the diluted EPS calculation as they were deemed to be antidilutive for 2015, 2014 and 2013:

	Year ended December 31,
(Shares in thousands)	2015	2014	2013
Stock options	185	161	261
Restricted stock units	—	—	105
Total	185	161	366

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Share-Based Compensation
 Share-based compensation expense was recorded net of estimated forfeitures for 2015, 2014 and 2013, such that expense was recorded only for those share-based awards that are expected to vest. In 2015, 2014 and 2013, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Share-based compensation expense	$32,239	$29,545	$25,413
Income tax benefit related to share-based compensation expense	(11,395)	(9,923)	(7,989)
Capitalized compensation costs	2,226	2,048	2,809
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
Subject to the provisions of Section 16 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold thereunder is 9,528,505.
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
Eligible participants in the 2006 Incentive Plan include directors, employees, and consultants. Options granted under the 2006 Incentive Plan expire seven years after the grant date. Options generally vest annually over four years, from the grant date based on continued employment or other service. Restricted stock awards and units also generally vest annually over four years and require continued employment or other service through the vesting period. Performance-based restricted stock units generally vest upon meeting certain performance-based objectives and, typically the passage of time and require continued employment or other service through the vesting period. The vesting period for restricted stock units cannot be less than three years unless they are subject to certain performance-based objectives, in which case the vesting period cannot be less than 12 months.
Employee Stock Purchase Plan
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 140,471 shares and received $13.9 million in cash under the ESPP in 2015. At December 31, 2015, a total of 425,728 shares of our common stock were still available for future issuance under the ESPP.
Unrecognized Compensation Expense
As of December 31, 2015, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$11,194	2.30
Restricted stock units	37,903	2.53
Total unrecognized share-based compensation expense	$49,097

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

Equity Incentive Plan Awards	2015	2014	2013
Weighted average expected term of options - in years	4.7	4.6	4.7
Weighted average expected volatility of the Company's underlying common stock	31.3%	35.9%	44.6%
Risk-free interest rate	1.49	1.72	0.70
Expected dividend yield	—	—	—
Weighted average grant date fair value - stock options	$37.86	$35.65	$27.28
Weighted average grant date fair value - restricted stock units	129.23	107.76	71.57
The following weighted average assumptions and fair values were used for our ESPP:

ESPP	2015	2014	2013
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	25.9%	23.7%	22.3%
Risk-free interest rate	0.12	0.08	0.11
Expected dividend yield	—	—	—
Weighted average fair value	$29.27	$24.00	$15.35
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2015, 2014 and 2013, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the year ended December 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The-Money Options
Outstanding at December 31, 2014	1,394,888	$66.03
Granted	123,561	129.20
Exercised	(357,441)	51.52
Forfeited	(22,260)	84.17
Expired	(1,520)	48.76
Outstanding at December 31, 2015	1,137,228	77.12	3.81	$48,803,591
Vested and expected to vest at December 31, 2015	1,107,168	76.33	3.77	48,309,612
Exercisable at December 31, 2015	613,873	60.86	2.80	35,630,862
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $118.90 as of December 31, 2015. The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2015:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life - in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$19.48-49.47	170,043	1.09	$38.70	169,806	$38.68
49.48-60.51	160,003	2.40	59.52	155,136	59.60
60.52-64.40	210,364	3.33	64.32	135,521	64.31
64.41-67.77	2,654	3.25	64.43	1,675	64.43
67.78-79.77	237,835	4.33	71.11	98,120	71.11
79.78-107.93	26,764	5.40	101.18	6,805	99.07
107.94-108.59	197,920	5.33	107.98	44,859	107.98
108.60-127.44	16,685	6.18	119.00	1,951	117.01
127.45-129.81	114,960	6.33	129.81	—	—
	1,137,228	3.81	77.12	613,873	60.86
We expect to satisfy the exercise of stock options by issuing shares registered under the 2006 Incentive Plan. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2015, 2,664,121 shares were available for future issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	614,666	$79.92
Granted	241,548	129.23
Vested	(264,884)	73.35
Forfeited	(19,292)	88.51
Nonvested at December 31, 2015	572,038	103.50
The following table summarizes information regarding stock option and restricted stock activity during 2015, 2014 and 2013:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Total intrinsic value of stock options exercised	$27,430	$21,288	$25,520
Total grant date fair value of stock options vested	21,052	20,291	18,168
Total intrinsic value of restricted stock vested	34,009	25,453	14,176
Total grant date fair value of restricted stock vested	19,428	14,935	10,940

5.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of December 31, 2015:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs (1)	Maximum Exposure to Loss in Unconsolidated VIEs
December 31, 2015:
Assets:
Cash and cash equivalents	$11,811	$—	$—
Non-marketable and other securities (2)	203,714	364,450	364,450
Accrued interest receivable and other assets	494	—	—
Total assets	$216,019	$364,450	$364,450
Liabilities:
Other liabilities	$433	$—	$—
Accrued expenses and other liabilities (2)	—	90,978	—
Total liabilities	$433	$90,978	$—

(1)
During the second quarter of 2015 we adopted ASU 2015-02, which amends the consolidation requirements for certain legal entities. We applied the accounting guidance as of the beginning of the fiscal year of adoption, January 1, 2015. Upon adoption, we deconsolidated 16 entities, which reduced our total assets and total equity (which includes total SVBFG stockholders' equity plus noncontrolling interests) by $1.1 billion and $1.2 billion, respectively, primarily as a result of the reduction of our non-marketable and other securities and noncontrolling interests, respectively. SVB Financial continues to consolidate its interest in five SVB Capital funds that meet the new consolidation criteria.

(2)
Included in our unconsolidated non-marketable and other securities portfolio are investments in qualified affordable housing projects of $154.4 million and related unfunded commitments of $91.0 million.

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
All investments are generally non-redeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds, but are not obligated to fund commitments beyond our initial investment. For additional details, see Note 19—"Off-Balance Sheet Arrangements, Guarantees, and Other Commitments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
The Bank also has variable interests in low income housing tax credit funds that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE. We have not consolidated these investments in accordance with the new guidelines in ASU 2015-02. For additional information on our investments in qualified affordable housing projects see Note 8—“Investment Securities" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
As of December 31, 2015, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $215.6 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $364.5 million.

6.	Reserves on Deposit with the Federal Reserve Bank and Federal Bank Stock
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
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2015 and 2014:

	Year ended December 31,
(Dollars in thousands)	2015	2014
Average required reserve balances at FRB San Francisco	$278,101	$168,387

	December 31,
(Dollars in thousands)	2015	2014
FHLB stock holdings	$17,250	$25,000
FRB stock holdings	39,741	28,496

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2015 and December 31, 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Cash and due from banks (1)	$1,372,743	$1,694,329
Securities purchased under agreements to resell (2)	125,391	95,611
Other short-term investment securities	5,123	6,122
Total cash and cash equivalents	$1,503,257	$1,796,062

(1)
At December 31, 2015 and 2014, $405 million and $861 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $500 million and $440 million, respectively.

(2)
At December 31, 2015 and 2014, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $128 million and $98 million, respectively. None of these securities were sold or repledged as of December 31, 2015 and 2014.

Additional information regarding our securities purchased under agreements to resell for 2015 and 2014 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Average securities purchased under agreements to resell	$75,504	$108,910
Maximum amount outstanding at any month-end during the year	338,612	283,215

8.	Investment Securities
Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities; and (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The major components of our available-for-sale investment securities portfolio at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$11,679,450	$19,134	$(20,549)	$11,678,035
U.S. agency debentures	2,677,453	17,684	(5,108)	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,408,206	6,591	(15,518)	1,399,279
Agency-issued collateralized mortgage obligations—variable rate	604,236	3,709	(9)	607,936
Equity securities	6,596	460	(1,587)	5,469
Total available-for-sale securities	$16,375,941	$47,578	$(42,771)	$16,380,748

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$7,289,135	$17,524	$(4,386)	$7,302,273
U.S. agency debentures	3,540,055	30,478	(8,977)	3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,884,450	14,851	(14,458)	1,884,843
Agency-issued collateralized mortgage obligations—variable rate	779,103	5,372	—	784,475
Equity securities	5,202	2,628	(322)	7,508
Total available-for-sale securities	$13,497,945	$70,853	$(28,143)	$13,540,655

The following table summarizes our unrealized losses on our AFS securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2015:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$7,467,519	$(20,549)	$—	$—	$7,467,519	$(20,549)
U.S. agency debentures	760,071	(5,108)	—	—	760,071	(5,108)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	545,404	(4,681)	373,284	(10,837)	918,688	(15,518)
Agency-issued collateralized mortgage obligations—variable rate	7,776	(9)	—	—	7,776	(9)
Equity securities	2,955	(1,587)	—	—	2,955	(1,587)
Total temporarily impaired securities (1)	$8,783,725	$(31,934)	$373,284	$(10,837)	$9,157,009	$(42,771)

(1)
As of December 31, 2015, we identified a total of 243 investments that were in unrealized loss positions, of which 18 investments totaling $373.3 million with unrealized losses of $10.8 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2015, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of December 31, 2015, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our unrealized losses on our AFS securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2014:

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities classified as available-for-sale as of December 31, 2015. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2015
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$11,678,035	1.24%	$1,451,224	0.54%	$9,870,288	1.29%	$356,523	2.49%	$—	—%
U.S. agency debentures	2,690,029	1.60	592,245	1.60	2,048,439	1.57	49,345	2.65	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,399,279	1.95	—	—	—	—	770,364	2.28	628,915	1.56
Agency-issued collateralized mortgage obligations - variable rate	607,936	0.71	—	—	—	—	—	—	607,936	0.71
Total	$16,375,279	1.34	$2,043,469	0.84	$11,918,727	1.34	$1,176,232	2.36	$1,236,851	1.14

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$545,473	$8,876	$—	$554,349
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,366,627	546	(11,698)	2,355,475
Agency-issued collateralized mortgage obligations—fixed rate	4,225,781	3,054	(32,999)	4,195,836
Agency-issued collateralized mortgage obligations—variable rate	370,779	758	(33)	371,504
Agency-issued commercial mortgage-backed securities	1,214,716	3,405	(3,475)	1,214,646
Municipal bonds and notes	67,587	55	(830)	66,812
Total held-to-maturity securities	$8,790,963	$16,694	$(49,035)	$8,758,622

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$405,899	$4,589	$(38)	$410,450
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,799,923	5,789	(2,320)	2,803,392
Agency-issued collateralized mortgage obligations—fixed rate	3,185,109	4,521	(14,885)	3,174,745
Agency-issued collateralized mortgage obligations—variable rate	131,580	371	—	131,951
Agency-issued commercial mortgage-backed securities	814,589	1,026	(3,800)	811,815
Municipal bonds and notes	83,942	18	(657)	83,303
Total held-to-maturity securities	$7,421,042	$16,314	$(21,700)	$7,415,656

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2015:

	December 31, 2015
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$2,121,258	$(10,860)	$22,507	$(838)	$2,143,765	$(11,698)
Agency-issued collateralized mortgage obligations—fixed rate	3,153,483	(30,230)	150,058	(2,769)	3,303,541	(32,999)
Agency-issued collateralized mortgage obligations—variable rate	170,350	(33)	—	—	170,350	(33)
Agency-issued commercial mortgage-backed securities	823,414	(2,994)	40,276	(481)	863,690	(3,475)
Municipal bonds and notes	34,278	(274)	25,509	(556)	59,787	(830)
Total temporarily impaired securities (1)	$6,302,783	$(44,391)	$238,350	$(4,644)	$6,541,133	$(49,035)

(1)
As of December 31, 2015, we identified a total of 384 investments that were in unrealized loss positions, of which 58 investments totaling $238.4 million with unrealized losses of $4.6 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2015, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of December 31, 2015, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2014:

	December 31, 2014
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$48,335	$(38)	$—	$—	$48,335	$(38)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	999,230	(2,320)	—	—	999,230	(2,320)
Agency-issued collateralized mortgage obligations—fixed rate	1,682,348	(9,705)	783,558	(5,180)	2,465,906	(14,885)
Agency-issued commercial mortgage-backed securities	629,840	(3,800)	—	—	629,840	(3,800)
Municipal bonds and notes	79,141	(657)	—	—	79,141	(657)
Total temporarily impaired securities (2)	$3,438,894	$(16,520)	$783,558	$(5,180)	$4,222,452	$(21,700)

(1)	Represents securities in an unrealized loss position for twelve months or longer in which the amortized cost basis was re-set for those securities re-designated from AFS to HTM effective June 1, 2014.

(2)
As of December 31, 2014, we identified a total of 292 investments that were in unrealized loss positions, of which 26 investments totaling $783.6 million with unrealized losses of $5.2 million have been in an impaired position for a period of time greater than 12 months.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of December 31, 2015. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2015
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. agency debentures	$545,473	2.69%	$—	—%	$—	—%	$545,473	2.69%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,366,627	2.40	—	—	38,436	2.38	621,748	2.20	1,706,443	2.47
Agency-issued collateralized mortgage obligations - fixed rate	4,225,781	1.72	—	—	—	—	—	—	4,225,781	1.72
Agency-issued collateralized mortgage obligations - variable rate	370,779	0.74	—	—	—	—	—	—	370,779	0.74
Agency-issued commercial mortgage-backed securities	1,214,716	2.12	—	—	—	—	—	—	1,214,716	2.12
Municipal bonds and notes	67,587	6.04	4,674	5.58	27,893	5.95	30,531	6.14	4,489	6.34
Total	$8,790,963	2.01	$4,674	5.58	$66,329	3.88	$1,197,752	2.52	$7,522,208	1.91

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-marketable and Other Securities
The major components of our non-marketable and other investment securities portfolio at December 31, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Non-marketable and other securities (1):
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (2)	$152,237	$1,130,882
Other venture capital investments (3)	2,040	71,204
Other securities (fair value accounting) (4)	548	108,251
Non-marketable securities (equity method accounting) (5):
Venture capital and private equity fund investments	85,705	—
Debt funds	21,970	26,672
Other investments	118,532	116,002
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (6)	120,676	140,551
Other investments (7)	18,882	13,423
Investments in qualified affordable housing projects, net (7)	154,356	121,155
Total non-marketable and other securities	$674,946	$1,728,140

(1)
During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 2— "Summary of Significant Accounting Policies” and Note 5— "Variable Interest Entities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details regarding our non-marketable and other securities.

(2)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2015 and December 31, 2014 (fair value accounting):

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$20,794	12.6%	$24,645	12.6%
SVB Strategic Investors Fund II, LP (i)	—	—	97,250	8.6
SVB Strategic Investors Fund III, LP (i)	—	—	269,821	5.9
SVB Strategic Investors Fund IV, LP (i)	—	—	291,291	5.0
Strategic Investors Fund V Funds (i)	—	—	226,111	Various
Strategic Investors Fund VI Funds (i)	—	—	89,605	—
SVB Capital Preferred Return Fund, LP	60,619	20.0	62,110	20.0
SVB Capital—NT Growth Partners, LP	62,983	33.0	61,973	33.0
SVB Capital Partners II, LP (i)	—	—	302	5.1
Other private equity fund (ii)	7,841	58.2	7,774	58.2
Total venture capital and private equity fund investments	$152,237		$1,130,882

(i)
Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(ii)
At December 31, 2015, we had a direct ownership interest of 41.5 percent in other private equity funds and an indirect ownership interest of 12.6 percent through our ownership interest of SVB Capital—NT Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of SVB Capital Preferred Return Fund, LP.

(3)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2015 and December 31, 2014 (fair value accounting):

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$2,040	10.7%	$3,291	10.7%
SVB Capital Partners II, LP (i)	—	—	20,481	5.1
Capital Partners III, LP (i)	—	—	41,055	—
SVB Capital Shanghai Yangpu Venture Capital Fund (i)	—	—	6,377	6.8
Total other venture capital investments	$2,040		$71,204

(i)
Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(4)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December 31, 2014, the amount primarily includes unrealized gains in one public company, FireEye, that were realized during the first quarter of 2015. Funds were deconsolidated during the second quarter of 2015 upon adoption of ASU 2015-02.

(5)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2015 and December 31, 2014 (equity method accounting):

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
SVB Strategic Investors Fund II, LP (i)	$10,035	8.6%	$—	—%
SVB Strategic Investors Fund III, LP (i)	23,926	5.9	—	—
SVB Strategic Investors Fund IV, LP (i)	26,411	5.0	—	—
Other venture capital and private equity fund investments (i)	25,333	Various	—	—
Total venture capital and private equity fund investments	$85,705		$—
Debt funds:
Gold Hill Capital 2008, LP (ii)	$17,453	15.5%	$21,294	15.5%
Other debt funds	4,517	Various	5,378	Various
Total debt funds	$21,970		$26,672
Other investments:
China Joint Venture investment	$78,799	50.0%	$79,569	50.0%
Other investments	39,733	Various	36,433	Various
Total other investments	$118,532		$116,002

(i)
Represents funds previously consolidated and reported under fair value accounting in (2) above prior to adoption of ASU 2015-02 during the second quarter of 2015. Periods prior to January 1, 2015 have not been revised. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(ii)	At December 31, 2015, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(6)
Represents investments in 267 and 281 funds (primarily venture capital funds) at December 31, 2015 and December 31, 2014, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $121 million, and $233 million, respectively, as of December 31, 2015. The carrying value, and estimated fair value, of the venture capital and private equity fund investments (cost method accounting) was $141 million, and $234 million, respectively, as of December 31, 2014.

(7)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2— "Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 in this report.

The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments at December 31, 2015 and December 31, 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Investments in qualified affordable housing projects, net	$154,356	$121,155
Accrued expenses and other liabilities	90,978	65,921

The following table presents other information relating to our investments in qualified affordable housing projects for the year ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Tax credits and other tax benefits recognized	$14,375	$12,109	$8,762
Amortization expense included in provision for income taxes (i)	10,389	9,340	6,802

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the components of gains and losses (realized and unrealized) on investment securities in 2015, 2014 and 2013:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$2,972	$658	$3,887
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	32,399	349,747	186,404
Other venture capital investments	1,512	17,309	9,241
Other securities (fair value accounting)	9,180	151,007	227,252
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	26,415	1,661	878
Debt funds	4,111	4,749	9,988
Other investments	2,791	4,755	7,369
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	25,908	16,001	10,081
Other investments	2,598	5,794	431
Total gross gains on investment securities	107,886	551,681	455,531
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(1,770)	(19,255)	(3,349)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(9,210)	(86,263)	(17,185)
Other venture capital investments	(320)	(4,516)	(3,496)
Other securities (fair value accounting)	(1,559)	(170,890)	(2,962)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(909)	(231)	(2,536)
Debt funds	(774)	(1,558)	(546)
Other investments	(3,146)	(759)	(29)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(729)	(827)	(1,700)
Other investments (3)	(24)	(359)	(4,320)
Total gross losses on investment securities	(18,441)	(284,658)	(36,123)
Gains on investment securities, net	$89,445	$267,023	$419,408

(1)
Includes realized gains (losses) on sales of available-for-sale securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
Includes OTTI of $0.6 million from the declines in value for 22 of the 267 investments, $0.8 million from the declines in value for 27 of the 281 investments, and $1.4 million from the declines in value for 43 of the 288 investments held at December 31, 2015, 2014, and 2013, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

(3)
No OTTI was recognized for the years ended December 31, 2015 and December 31, 2014. We concluded that any declines in value for the investments were temporary, and as such, no OTTI was required to be recognized. There was $3.9 million of OTTI recognized for the year ended December 31, 2013 on a single direct equity investment.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Loans and Allowance for Loan Losses
We serve a variety of commercial clients in the technology, life science/healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and energy and resource innovation. Because of the diverse nature of ERI products and services, for our loan-related reporting purposes, ERI-related loans are reported under our hardware, software and internet, life science/healthcare and other commercial loan categories, as applicable. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
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
The composition of loans, net of unearned income of $115 million and $104 million at December 31, 2015 and 2014, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2015	2014
Commercial loans:
Software and internet	$5,437,915	$4,954,676
Hardware	1,071,528	1,131,006
Private equity/venture capital	5,467,577	4,582,906
Life science/healthcare	1,710,642	1,289,904
Premium wine	201,175	187,568
Other	312,278	234,551
Total commercial loans	14,201,115	12,380,611
Real estate secured loans:
Premium wine (1)	646,120	606,753
Consumer loans (2)	1,544,440	1,118,115
Other	44,830	39,651
Total real estate secured loans	2,235,390	1,764,519
Construction loans	78,682	78,626
Consumer loans	226,883	160,520
Total loans, net of unearned income (3)	$16,742,070	$14,384,276

(1)	Included in our premium wine portfolio are gross construction loans of $121 million and $112 million at December 31, 2015 and 2014, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)	Consumer loans secured by real estate at December 31, 2015 and 2014 were comprised of the following:

	December 31,
(Dollars in thousands)	2015	2014
Loans for personal residence	$1,312,818	$918,629
Loans to eligible employees	156,001	133,568
Home equity lines of credit	75,621	65,918
Consumer loans secured by real estate	$1,544,440	$1,118,115

(3)	Included within our total loan portfolio are credit card loans of $177 million and $131 million at December 31, 2015 and 2014, respectively.
Credit Quality
The composition of loans, net of unearned income of $115 million and $104 million at December 31, 2015 and December 31, 2014, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

	December 31,
(Dollars in thousands)	2015	2014
Commercial loans:
Software and internet	$5,437,915	$4,954,676
Hardware	1,071,528	1,131,006
Private equity/venture capital	5,467,577	4,582,906
Life science/healthcare	1,710,642	1,289,904
Premium wine	847,295	794,321
Other	435,790	352,828
Total commercial loans	14,970,747	13,105,641
Consumer loans:
Real estate secured loans	1,544,440	1,118,115
Other consumer loans	226,883	160,520
Total consumer loans	1,771,323	1,278,635
Total loans, net of unearned income	$16,742,070	$14,384,276

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2015 and 2014:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2015:
Commercial loans:
Software and internet	$3,384	$6,638	$—	$10,022	$5,371,222	$—
Hardware	1,061	66	—	1,127	1,051,368	—
Private equity/venture capital	—	17	—	17	5,511,912	—
Life science/healthcare	853	6,537	—	7,390	1,665,801	—
Premium wine	16	65	—	81	847,249	—
Other	14	22	—	36	438,313	—
Total commercial loans	5,328	13,345	—	18,673	14,885,865	—
Consumer loans:
Real estate secured loans	4,911	865	—	5,776	1,537,421	—
Other consumer loans	228	115	—	343	226,369	—
Total consumer loans	5,139	980	—	6,119	1,763,790	—
Total gross loans excluding impaired loans	10,467	14,325	—	24,792	16,649,655	—
Impaired loans	333	—	7,221	7,554	175,130	—
Total gross loans	$10,800	$14,325	$7,221	$32,346	$16,824,785	$—
December 31, 2014:
Commercial loans:
Software and internet	$10,989	$1,627	$52	$12,668	$4,950,291	$52
Hardware	13,424	126	—	13,550	1,124,423	—
Private equity/venture capital	40,773	—	—	40,773	4,580,526	—
Life science/healthcare	738	786	—	1,524	1,298,728	—
Premium wine	—	—	—	—	795,345	—
Other	178	3	—	181	354,939	—
Total commercial loans	66,102	2,542	52	68,696	13,104,252	52
Consumer loans:
Real estate secured loans	1,592	341	1,250	3,183	1,114,286	1,250
Other consumer loans	—	—	—	—	160,212	—
Total consumer loans	1,592	341	1,250	3,183	1,274,498	1,250
Total gross loans excluding impaired loans	67,694	2,883	1,302	71,879	14,378,750	1,302
Impaired loans	598	1,293	22,320	24,211	13,926	—
Total gross loans	$68,292	$4,176	$23,622	$96,090	$14,392,676	$1,302

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable for the years ended December 31, 2015 and 2014:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
December 31, 2015:
Commercial loans:
Software and internet	$100,866	$—	$100,866	$125,494
Hardware	27,736	—	27,736	27,869
Private equity/venture capital	—	—	—	—
Life science/healthcare	50,429	925	51,354	55,310
Premium wine	898	1,167	2,065	2,604
Other	520	—	520	520
Total commercial loans	180,449	2,092	182,541	211,797
Consumer loans:
Real estate secured loans	143	—	143	1,393
Other consumer loans	—	—	—	—
Total consumer loans	143	—	143	1,393
Total	$180,592	$2,092	$182,684	$213,190
December 31, 2014:
Commercial loans:
Software and internet	$33,287	$—	$33,287	$34,218
Hardware	1,403	1,118	2,521	2,535
Private equity/venture capital	—	—	—	—
Life science/healthcare	475	—	475	2,453
Premium wine	—	1,304	1,304	1,743
Other	233	—	233	233
Total commercial loans	35,398	2,422	37,820	41,182
Consumer loans:
Real estate secured loans	—	192	192	1,412
Other consumer loans	125	—	125	305
Total consumer loans	125	192	317	1,717
Total	$35,523	$2,614	$38,137	$42,899

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our average impaired loans and the related interest income while impaired, broken out by portfolio segment and class of financing receivable during 2015, 2014 and 2013:

Year ended December 31,	Average impaired loans			Interest income on impaired loans
(Dollars in thousands)	2015	2014	2013	2015	2014 (1)	2013 (1)
Commercial loans:
Software and internet	$63,825	$14,357	$6,254	$344	$—	$—
Hardware	8,854	6,634	24,508	574	—	—
Private equity/venture capital	—	—	37	—	—	—
Life science/healthcare	18,083	516	334	132	—	—
Premium wine	1,455	1,381	2,210	12	—	—
Other	2,758	1,088	3,601	8	—	—
Total commercial loans	94,975	23,976	36,944	1,070	—	—
Consumer loans:
Real estate secured loans	172	218	2,957	—	—	—
Other consumer loans	41	322	945	—	—	—
Total consumer loans	213	540	3,902	—	—	—
Total average impaired loans	$95,188	$24,516	$40,846	$1,070	$—	$—

(1)	In 2014 and 2013 all impaired loans were nonaccrual loans and no interest income was recognized.

The following tables summarize the activity relating to our allowance for loan losses for 2015, 2014, and 2013 broken out by portfolio segment:

Year ended December 31, 2015	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2015
(Dollars in thousands)
Commercial loans:
Software and internet	$80,981	$(33,246)	$1,621	$53,689	$103,045
Hardware	25,860	(5,145)	3,332	(962)	23,085
Private equity/venture capital	27,997	—	—	7,285	35,282
Life science/healthcare	15,208	(7,291)	277	28,382	36,576
Premium wine	4,473	—	7	725	5,205
Other	3,253	(4,990)	193	5,796	4,252
Total commercial loans	157,772	(50,672)	5,430	94,915	207,445
Consumer loans	7,587	(296)	163	2,714	10,168
Total allowance for loan losses	$165,359	$(50,968)	$5,593	$97,629	$217,613

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2014	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance December 31, 2014
(Dollars in thousands)
Commercial loans:
Software and internet	$64,084	$(21,031)	$1,425	$36,503	$80,981
Hardware	36,553	(15,265)	2,238	2,334	25,860
Private equity/venture capital	16,385	—	—	11,612	27,997
Life science/healthcare	11,926	(2,951)	374	5,859	15,208
Premium wine	3,914	(35)	240	354	4,473
Other	3,680	(3,886)	1,499	1,960	3,253
Total commercial loans	136,542	(43,168)	5,776	58,622	157,772
Consumer loans	6,344	—	379	864	7,587
Total allowance for loan losses	$142,886	$(43,168)	$6,155	$59,486	$165,359

Year ended December 31, 2013	Beginning Balance December 31, 2012	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance December 31, 2013
(Dollars in thousands)
Commercial loans:
Software and internet	$42,648	$(8,861)	$1,934	$28,363	$64,084
Hardware	29,761	(18,819)	2,677	22,934	36,553
Private equity/venture capital	9,963	—	—	6,422	16,385
Life science/healthcare	13,606	(6,010)	1,860	2,470	11,926
Premium wine	3,523	—	170	221	3,914
Other	3,912	(8,107)	2,995	4,880	3,680
Total commercial loans	103,413	(41,797)	9,636	65,290	136,542
Consumer loans	7,238	(869)	1,572	(1,597)	6,344
Total allowance for loan losses	$110,651	$(42,666)	$11,208	$63,693	$142,886

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2015 and 2014, broken out by portfolio segment:

	December 31, 2015				December 31, 2014
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$34,098	$100,866	$68,947	$5,337,049	$13,695	$33,287	$67,286	$4,921,389
Hardware	3,160	27,736	19,925	1,043,792	1,133	2,521	24,727	1,128,485
Private equity/venture capital	—	—	35,282	5,467,577	—	—	27,997	4,582,906
Life science/healthcare	20,230	51,354	16,346	1,659,288	121	475	15,087	1,289,429
Premium wine	90	2,065	5,115	845,230	—	1,304	4,473	793,017
Other	52	520	4,200	435,270	71	233	3,182	352,595
Total commercial loans	57,630	182,541	149,815	14,788,206	15,020	37,820	142,752	13,067,821
Consumer loans	143	143	10,025	1,771,180	31	317	7,556	1,278,318
Total	$57,773	$182,684	$159,840	$16,559,386	$15,051	$38,137	$150,308	$14,346,139
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. When a significant payment delay occurs on a criticized loan, the loan is impaired. The loan is also considered for nonaccrual status if full repayment is determined to be improbable. All of our nonaccrual loans are risk-rated 8 or 9 and are classified under the nonperforming impaired category. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies”). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2015 and 2014:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
December 31, 2015:
Commercial loans:
Software and internet	$4,933,179	$448,065	$23,321	$77,545	$5,482,110
Hardware	955,675	96,820	27,306	430	1,080,231
Private equity/venture capital	5,474,929	37,000	—	—	5,511,929
Life science/healthcare	1,544,555	128,636	7,247	44,107	1,724,545
Premium wine	825,058	22,272	898	1,167	849,395
Other	429,481	8,868	520	—	438,869
Total commercial loans	14,162,877	741,661	59,292	123,249	15,087,079
Consumer loans:
Real estate secured loans	1,539,468	3,729	—	143	1,543,340
Other consumer loans	224,601	2,111	—	—	226,712
Total consumer loans	1,764,069	5,840	—	143	1,770,052
Total gross loans	$15,926,946	$747,501	$59,292	$123,392	$16,857,131
December 31, 2014:
Commercial loans:
Software and internet	$4,611,253	$351,706	$—	$33,287	$4,996,246
Hardware	945,998	191,975	—	2,521	1,140,494
Private equity/venture capital	4,615,231	6,068	—	—	4,621,299
Life science/healthcare	1,165,266	134,986	—	475	1,300,727
Premium wine	774,962	20,383	—	1,304	796,649
Other	346,153	8,967	—	233	355,353
Total commercial loans	12,458,863	714,085	—	37,820	13,210,768
Consumer loans:
Real estate secured loans	1,112,396	5,073	—	192	1,117,661
Other consumer loans	158,162	2,050	—	125	160,337
Total consumer loans	1,270,558	7,123	—	317	1,277,998
Total gross loans	$13,729,421	$721,208	$—	$38,137	$14,488,766

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TDRs
As of December 31, 2015 we had 17 TDRs with a total carrying value of $111.7 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. This compares to seven TDRs with a total carrying value of $7.2 million as of December 31, 2014. There were unfunded commitments available for funding of $1.0 million to the clients associated with these TDRs as of December 31, 2015. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at December 31, 2015 and 2014:

	December 31,
(Dollars in thousands)	2015	2014
Loans modified in TDRs:
Commercial loans:
Software and internet	$56,790	$3,784
Hardware	473	1,118
Life science/healthcare	51,878	—
Premium wine	2,065	1,891
Other	519	233
Total commercial loans	111,725	7,026
Consumer loans:
Other consumer loans	—	125
Total consumer loans	—	125
Total	$111,725	$7,151
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during 2015, 2014, and 2013:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Loans modified in TDRs during the period:
Commercial loans:
Software and internet	$56,790	$1,033	$4,932
Hardware	286	1,118	8,143
Private equity/venture capital	—	—	77
Life science/healthcare	51,878	—	—
Premium wine	898	587	—
Other	519	—	690
Total commercial loans	110,371	2,738	13,842
Consumer loans:
Other consumer loans	—	—	6
Total consumer loans	—	—	6
Total loans modified in TDRs during the period (1)	$110,371	$2,738	$13,848

(1)	During 2015 we had $23.5 million of partial charge-offs on loans classified as TDRs. We did not have any partial charge-offs in 2014 and in 2013 we had partial charge-offs of $11.1 million.
All new TDRs in 2015 were modified through payment deferrals granted to our clients. New TDRs in 2014 included $1.7 million of payment deferrals and $1.0 million of principal forgiveness. In 2013 all new TDRs were modified through payment deferrals.

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

	December 31,
(Dollars in thousands)	2015	2014	2013
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software and internet	$16,804	$—	$—
Hardware	286	—	1,627
Private equity/venture capital	—	—	38
Life science/healthcare	943	—	—
Other	—	—	365
Total commercial loans	18,033	—	2,030
Consumer loans:
Real estate secured loans	—	—	—
Other consumer loans	—	—	6
Total consumer loans	—	—	6
Total TDRs modified within the previous 12 months that defaulted in the period	$18,033	$—	$2,036
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of December 31, 2015.

10.	Premises and Equipment
Premises and equipment at December 31, 2015 and 2014 consisted of the following:

	December 31,
(Dollars in thousands)	2015	2014
Computer software	$170,625	$149,579
Computer hardware	41,856	52,203
Leasehold improvements	60,339	48,780
Furniture and equipment	28,645	24,320
Total	301,465	274,882
Accumulated depreciation and amortization	(198,840)	(195,037)
Premises and equipment, net	$102,625	$79,845
Depreciation and amortization expense for premises and equipment was $28.3 million, $30.0 million, and $29.1 million in 2015, 2014 and 2013, respectively. Additionally, in 2015 we wrote-off $23.2 million of certain fully depreciated assets, primarily computer hardware.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Disposal - Assets Held-for-Sale
At December 31, 2014, we had net assets held-for-sale of $44.3 million related to our agreement to sell all of the outstanding capital stock of the Bank’s subsidiary, SVB India Finance Private Limited, a non-banking financial company in India. The sale was completed on April 13, 2015 and no held-for-sale operations remain at December 31, 2015. As a result of the held-for-sale designation we recognized a $13.9 million impairment loss in 2014 and a gain of $1.3 million upon completion of the sale in 2015. The following table details selected financial information included in the loss from the then pending sale:

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

(1)
The total impairment loss is included in noninterest income in our Global Commercial Bank operating segment as reported in Note 22—”Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

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

(1)
Net assets of $44.3 million are included in our Global Commercial Bank operating segment as reported in Note 22—”Segment Reporting” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.	Deposits
The following table presents the composition of our deposits at December 31, 2015 and 2014:

	December 31,
(Dollars in thousands)	2015	2014
Noninterest-bearing demand	$30,867,497	$24,583,682
Interest bearing checking and savings accounts	330,525	262,800
Money market	6,128,442	6,177,706
Money market deposits in foreign offices	88,656	242,526
Sweep deposits in foreign offices	1,657,177	2,948,658
Time	70,479	128,127
Total deposits	$39,142,776	$34,343,499
The aggregate amount of time deposit accounts individually equal to or greater than $250,000 totaled $54 million and $106 million at December 31, 2015 and 2014, respectively. At December 31, 2015, time deposit accounts individually equal to or greater than $250,000 totaling $54 million were scheduled to mature within one year.

13.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2015 and 2014:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at December 31, 2015	December 31, 2015	December 31, 2014
Short-term borrowings:
Short-term FHLB advances	January 4, 2016	$638,000	$638,000	$—
Federal funds purchased	January 4, 2016	135,000	135,000	—
Other short-term borrowings	(1)	1,900	1,900	7,781
Total short-term borrowings			$774,900	$7,781
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$346,667	$—
5.375% Senior Notes	September 15, 2020	350,000	347,016	346,477
6.05% Subordinated Notes (2)	June 1, 2017	45,964	48,350	50,040
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,669	54,845
Total long-term debt			$796,702	$451,362

(1)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor, which includes an interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)	At December 31, 2015 and 2014, included in the carrying value of our 6.05% Subordinated Notes were $2.8 million and $4.6 million, respectively, related to hedge accounting associated with the notes.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate annual maturities of long-term debt obligations as of December 31, 2015 are as follows:

Year ended December 31, (dollars in thousands):	Amount
2016	$—
2017	48,350
2018	—
2019	—
2020	347,016
2021 and thereafter	401,336
Total	$796,702
Interest expense related to short-term borrowings and long-term debt was $34.9 million, $23.2 million and $23.1 million in 2015, 2014 and 2013, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of December 31, 2015 was 0.32 percent.

3.50% Senior Notes
In January 2015, the Company issued $350 million of 3.50% Senior Notes due in January 2025. We received net proceeds of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at December 31, 2015 was $346.7 million, which is reflective of $3.0 million of debt issuance costs and a $0.3 million discount.
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
6.05% Subordinated Notes
In May 2007, the Bank issued 6.05% Subordinated Notes, due in June 2017, in an aggregate principal amount of $250 million ("6.05% Subordinated Notes"). Concurrent with the issuance of the 6.05% Subordinated Notes, we entered into a fixed-to-variable interest rate swap agreement. See Note 14-“Derivative Financial Instruments” of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.
7.0% Junior Subordinated Debentures
In October 2003, we issued $50 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0 percent per annum of the face value of the junior subordinated debentures. Distributions for each of 2015, 2014 and 2013 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity in October 2033, or may currently be redeemed prior to maturity in whole or in part, at our option, at any time. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2015, we borrowed $135 million against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at December 31, 2015 totaled $1.3 billion, of which $0.6 billion was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at December 31, 2015 totaled $0.9 billion, all of which was unused and available to support additional borrowings.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.	Derivative Financial Instruments
We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk, and to assist customers with their risk management objectives. Also, in connection with negotiating credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science/healthcare industries.
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 6.05% Subordinated Notes, we entered into a fixed-for-floating interest rate swap agreement at the time of debt issuance based upon LIBOR with matched-terms. Net cash benefits associated with our interest rate swap is recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in fair value of the interest rate swaps are reflected in either other assets (for swaps in an asset position) or other liabilities (for swaps in a liability position).
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2015 and 2014 were as follows:

		December 31, 2015				December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$2,768	$—	$2,768	$45,964	$4,609	$2,970	$1,639
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	49,287	809	—	809	200,957	5,050	2,441	2,609
Foreign exchange forwards	Other liabilities	6,586	(669)	—	(669)	6,226	(489)	—	(489)
Net exposure			140	—	140		4,561	2,441	2,120
Other derivative instruments:
Equity warrant assets	Other assets	210,102	137,105	—	137,105	197,878	116,604	—	116,604
Other derivatives:
Client foreign exchange forwards	Other assets	935,514	29,722	1,900	27,822	801,487	28,954	2,370	26,584
Client foreign exchange forwards	Other liabilities	841,182	(24,978)	—	(24,978)	774,355	(27,647)	—	(27,647)
Client foreign currency options	Other assets	46,625	706	—	706	34,926	227	—	227
Client foreign currency options	Other liabilities	46,625	(706)	—	(706)	34,926	(227)	—	(227)
Client interest rate derivatives	Other assets	422,741	3,973	—	3,973	387,410	2,546	—	2,546
Client interest rate derivatives	Other liabilities	422,741	(4,384)	—	(4,384)	387,410	(2,748)	—	(2,748)
Net exposure			4,333	1,900	2,433		1,105	2,370	(1,265)
Net			$144,346	$1,900	$142,446		$126,879	$7,781	$119,098

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2015 remain at investment grade or higher and there were no material changes in their credit ratings for the year ended December 31, 2015.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2015, 2014 and 2013 is as follows:

		Year ended December 31,
(Dollars in thousands)	Statement of income location	2015	2014	2013
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$2,526	$2,553	$2,536
Changes in fair value of interest rate swaps	Net gains on derivative instruments	(20)	(50)	14
Net gains associated with interest rate risk derivatives		$2,506	$2,503	$2,550
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of foreign currency instruments	Other noninterest income	$(12,735)	$(21,636)	$3,016
Gains (losses) on internal foreign exchange forward contracts, net	Net gains on derivative instruments	12,377	21,598	(4,213)
Net (losses) associated with currency risk		$(358)	$(38)	$(1,197)
Other derivative instruments:
Net gains on equity warrant assets	Net gains on derivative instruments	$70,963	$71,012	$46,101
Gains (losses) on client foreign exchange forward contracts, net	Net gains on derivative instruments	$694	$5,081	$(452)
Net (losses) gains on other derivatives (1)	Net gains on derivative instruments	$(209)	$(796)	$734

(1)	Derivative activity in 2014 and 2013 primarily represents the change in fair value of loan conversion options. We did not have any loan conversion options in 2015.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of December 31, 2015 and 2014:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2015
Derivative Assets:
Interest rate swaps	$2,768	$—	$2,768	$(2,768)	$—	$—
Foreign exchange forwards	30,531	—	30,531	(18,141)	(1,900)	10,490
Foreign currency options	711	(5)	706	(706)	—	—
Client interest rate derivatives	3,973	—	3,973	(3,973)	—	—
Total derivative assets:	37,983	(5)	37,978	(25,588)	(1,900)	10,490
Reverse repurchase, securities borrowing, and similar arrangements	125,391	—	125,391	(125,391)	—	—
Total	$163,374	$(5)	$163,369	$(150,979)	$(1,900)	$10,490
December 31, 2014
Derivative Assets:
Interest rate swaps	$4,609	$—	$4,609	$(1,639)	$(2,970)	$—
Foreign exchange forwards	34,004	—	34,004	(17,843)	(4,811)	11,350
Foreign currency options	501	(274)	227	(144)	—	83
Client interest rate derivatives	2,546	—	2,546	(2,546)	—	—
Total derivative assets:	41,660	(274)	41,386	(22,172)	(7,781)	11,433
Reverse repurchase, securities borrowing, and similar arrangements	95,611	—	95,611	(95,611)	—	—
Total	$137,271	$(274)	$136,997	$(117,783)	$(7,781)	$11,433

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our liabilities subject to enforceable master netting arrangements as of December 31, 2015 and 2014:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015
Derivative Liabilities:
Foreign exchange forwards	$25,647	$—	$25,647	$(10,818)	$—	$14,829
Foreign currency options	711	(5)	706	—	—	706
Client interest rate derivatives	4,384	—	4,384	(4,384)	—	—
Total derivative liabilities:	30,742	(5)	30,737	(15,202)	—	15,535
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$30,742	$(5)	$30,737	$(15,202)	$—	$15,535
December 31, 2014
Derivative Liabilities:
Foreign exchange forwards	$28,136	$—	$28,136	$(16,808)	$—	$11,328
Foreign currency options	501	(274)	227	(83)	—	144
Client interest rate derivatives	2,748	—	2,748	(2,748)	—	—
Total derivative liabilities:	31,385	(274)	31,111	(19,639)	—	11,472
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$31,385	$(274)	$31,111	$(19,639)	$—	$11,472

15.	Other Noninterest Income (Loss) and Other Noninterest Expense
A summary of other noninterest (loss) income for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Fund management fees	$15,941	$13,498	$11,163
Service-based fee income	9,172	8,801	7,807
Net losses on the sale of certain assets related to our SVBIF business	—	(13,934)	—
(Losses) gains on revaluation of foreign currency instruments (1)	(12,735)	(21,636)	3,016
Other (2)	21,784	12,011	14,153
Total other noninterest income (loss)	$34,162	$(1,260)	$36,139

(1)	Represents the revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of other noninterest expense for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Lending and other client related processing costs	$15,944	$10,692	$8,181
Data processing services	7,316	8,079	7,895
Telephone	9,398	7,250	6,258
Postage and supplies	3,154	3,196	2,462
Dues and publications	2,476	2,549	1,745
Other	19,999	12,939	8,950
Total other noninterest expense	$58,287	$44,705	$35,491

16.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as major tax filings. Our U.S. federal tax returns for 2012 and subsequent years remain open to full examination. Our California and Massachusetts tax returns for 2011 and subsequent tax years remain open to full examination.
The components of our provision for income taxes for 2015, 2014 and 2013 were as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Current provision:
Federal	$191,194	$181,011	$105,616
State	50,815	45,488	26,204
Deferred (benefit) expense:
Federal	(11,270)	(36,067)	11,960
State	(1,985)	(6,924)	3,050
Income tax expense (1)	$228,754	$183,508	$146,830

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2015, 2014 and 2013, is as follows:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
(Dollars in thousands)	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	5.7	5.6	5.2
Meals and entertainment	0.3	0.3	0.4
Disallowed officer's compensation	0.3	0.3	0.1
Share-based compensation expense on incentive stock options and ESPP	—	0.2	(0.3)
Tax-exempt interest income	(0.2)	(0.3)	(0.3)
Low-income housing tax credits	(0.5)	(0.5)	(0.4)
Valuation allowance benefit	(0.4)	—	—
Other, net	(0.3)	0.4	0.9
Effective income tax rate (1)	39.9%	41.0%	40.6%

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

Deferred tax assets and liabilities at December 31, 2015 and 2014, consisted of the following:

	December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$102,410	$80,554
Loan fee income	13,770	9,738
Other accruals not currently deductible	12,163	7,601
Share-based compensation expense	11,979	15,249
State income taxes	11,933	9,428
Net operating loss	4,406	8,641
Premises and equipment and other intangibles	1,748	1,344
Net unrealized losses on foreign currency translation	664	802
Research and development credit	324	324
Other	1,957	2,983
Deferred tax assets	161,354	136,664
Valuation allowance	(4,730)	(8,965)
Net deferred tax assets after valuation allowance	156,624	127,699

Deferred tax liabilities:
Non-marketable and other securities (1)	(35,721)	(31,800)
Derivative equity warrant assets	(31,955)	(19,090)
Net unrealized gains on available-for-sale securities	(10,199)	(29,600)
FHLB stock dividend	(1,247)	(1,230)
Other	(3,561)	—
Deferred tax liabilities (1)	(82,683)	(81,720)
Net deferred tax assets (1)	$73,941	$45,979

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Prior period amounts have been revised to reflect the retrospective application of new accounting guidance adopted in the first quarter of 2015 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

At December 31, 2015 and 2014, federal net operating loss carryforwards totaled $10 million and $16 million, respectively. State net operating loss carryforwards totaled $2 million and $6 million as of December 31, 2015 and 2014, respectively. Our foreign net operating loss carryforwards totaled $4 million and $13 million at December 31, 2015 and 2014, respectively. These net operating loss carryforwards expire at various dates beginning in 2019. A portion of our net operating loss carryforwards will be subject to provisions of the tax law that limits the use of losses that existed at the time there is a change in control of an enterprise. At December 31, 2015, the amount of our federal net operating loss carryforwards subject to these limitations was $5 million. At December 31, 2015, none of our state net operating loss carryforwards are subject to these limitations.
Currently, we believe that it is more likely than not that the benefit from these net operating loss carryforwards, which are associated with our former eProsper business unit, part of SVB Analytics, and our UK operations, will not be realized in the near term due to uncertainties in the timing of future profitability in those businesses. In recognition of this, our valuation allowance is $5 million on the deferred tax assets related to these net operating loss carryforwards and research and development credits at December 31, 2015. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
At December 31, 2015, our unrecognized tax benefit was $3 million, the recognition of which would reduce our income tax expense by $2 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
A summary of changes in our unrecognized tax benefit (including interest and penalties) in 2015 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at December 31, 2014	$3,397	$100	$3,497
Additions for tax positions for current year	1,208	—	1,208
Additions for tax positions for prior years	—	228	228
Reduction for tax positions for prior years	(1,228)	(22)	(1,250)
Lapse of the applicable statute of limitations	(20)	(5)	(25)
Balance at December 31, 2015	$3,357	$301	$3,658

17.	Employee Compensation and Benefit Plans
Our employee compensation and benefit plans include: (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Retention Program; (iv) Warrant Incentive Plan; (v) Deferred Compensation Plan; (vi) 401(k) and ESOP; (vii) EHOP; (viii) 2006 Incentive Plan; and (ix) ESPP. The 2006 Incentive Plan and the ESPP are described in Note 4–“Share-Based Compensation.”

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of expenses incurred under certain employee compensation and benefit plans for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Incentive Compensation Plan	$97,565	$78,014	$66,232
Direct Drive Incentive Compensation Plan	21,930	20,153	22,941
Retention Program	1,996	1,792	2,577
Warrant Incentive Plan	9,110	3,926	5,818
Deferred Compensation Plan	2,404	2,458	2,650
SVBFG 401(k) Plan	13,809	11,996	11,277
SVBFG ESOP	8,585	6,691	7,429
Incentive Compensation Plan
Our Incentive Compensation Plan (“ICP”) is an annual cash incentive plan that rewards performance based on our financial results and other performance criteria. Awards are made based on company performance, the employee's target bonus level, and management's assessment of individual employee performance.
Direct Drive Incentive Compensation Plan
The Direct Drive Incentive Compensation Plan (“Direct Drive”) is an annual sales cash incentive program. Awards are based on sales teams' performance to predetermined financial targets and other company/individual performance criteria. Actual awards for each sales team member under Direct Drive are based on: (i) the actual results and financial performance with respect to the incentive gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member's sales position and team payout allocation.
Retention Program
The Retention Program (“RP”) is a long-term incentive plan that allows designated employees to share directly in our investment success. Plan participants were granted an interest in the distributions of gains from certain designated investments made by us during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain venture capital and private equity funds, debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. Since 2009, no new participants have been added and no new investments have been designated to the plan.
Warrant Incentive Plan
The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on our behalf. Designated participants, as determined by the Company, share in the cash proceeds received by the Company from the exercise of equity warrant assets.
Deferred Compensation Plan
Under the Deferred Compensation Plan (the “DC Plan”), eligible employees may elect to defer up to 50 percent of their base salary and/or up to 100 percent of any eligible bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan. From time to time, we may also offer deferred special retention incentives under this plan to key plan participants. The deferred incentives are eligible for investment in the DC Plan during the retention qualifying period.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Voluntary deferrals under the DC Plan were $3.7 million $3.9 million and $3.6 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, special retention incentives totaled $11.5 million. The DC Plan overall, had investment losses of $0.1 million in 2015, gains of $1.4 million in 2014 and gains of $3.1 million in 2013.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum annual amount allowable under federal income tax regulations of $18,000 for the year 2015 and $17,500 for 2014 and 2013. We match the employee's contributions dollar-for-dollar, up to 5 percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
Discretionary ESOP contributions, based on our company performance, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash or our common stock (or a combination of cash and stock), in an amount not exceeding 10 percent of the employee's eligible pay earned in the fiscal year. The ESOP contributions vest in equal annual increments over a participant's first five years of service (thereafter, all subsequent ESOP contributions are fully vested).
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

18.	Related Parties
During 2015, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 9—"Loans and Allowance for Loan Losses" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
Operating Leases
We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2030, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2015:

Year ended December 31, (dollars in thousands)	Amount
2016	$21,260
2017	21,056
2018	22,743
2019	23,256
2020	20,667
2021 and thereafter	79,428
Net minimum operating lease payments	$188,410

Rent expense for premises and equipment leased under operating leases totaled $21.9 million, $20.3 million and $16.3 million in 2015, 2014 and 2013, respectively.
Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2015 and 2014, respectively:

	December 31,
(Dollars in thousands)	2015	2014
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,312,734	$1,591,408
Variable interest rate commitments	12,822,461	11,860,039
Total loan commitments available for funding	14,135,195	13,451,447
Commercial and standby letters of credit (2)	1,479,164	1,254,338
Total unfunded credit commitments	$15,614,359	$14,705,785
Commitments unavailable for funding (3)	$2,026,532	$1,868,489
Maximum lending limits for accounts receivable factoring arrangements (4)	1,006,404	1,044,548
Reserve for unfunded credit commitments (5)	34,415	36,419

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.

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
The table below summarizes our commercial and standby letters of credit at December 31, 2015. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,324,632	$85,790	$1,410,422	$1,410,422
Performance standby letters of credit	56,599	6,877	63,476	63,476
Commercial letters of credit	5,266	—	5,266	5,266
Total	$1,386,497	$92,667	$1,479,164	$1,479,164
Deferred fees related to financial and performance standby letters of credit were $10 million at December 31, 2015 and $8 million at December 31, 2014. At December 31, 2015, collateral in the form of cash of $652 million and available-for-sale securities of $0.5 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2015:

Our Ownership in Venture Capital and Private Equity Funds (dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	894	—	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,275	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V Funds	515	142	Various
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Debt funds (equity method accounting)	58,283	—	Various
Other fund investments (3)	298,890	13,319	Various
Total	$470,017	$20,571

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 273 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(4)
We are subject to the Volcker Rule which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Part I, Item 1 in this report.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2015:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Capital Preferred Return Fund, LP	1,514
SVB Capital—NT Growth Partners, LP	3,285
Total	$7,049

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.	Fair Value of Financial Instruments
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain non-marketable and other securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2-“Summary of Significant Accounting Policies”.
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Assets
Available-for-sale securities:
U.S. Treasury securities	$11,678,035	$—	$—	$11,678,035
U.S. agency debentures	—	2,690,029	—	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,399,279	—	1,399,279
Agency-issued collateralized mortgage obligations - variable rate	—	607,936	—	607,936
Equity securities	4,517	952	—	5,469
Total available-for-sale securities	11,682,552	4,698,196	—	16,380,748
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	152,237
Other venture capital investments (2)	—	—	2,040	2,040
Other securities (2)	548	—	—	548
Total non-marketable and other securities (fair value accounting)	548	—	2,040	154,825
Other assets:
Interest rate swaps	—	2,768	—	2,768
Foreign exchange forward and option contracts	—	31,237	—	31,237
Equity warrant assets	—	1,937	135,168	137,105
Client interest rate derivatives	—	3,973	—	3,973
Total assets	$11,683,100	$4,738,111	$137,208	$16,710,656
Liabilities
Foreign exchange forward and option contracts	$—	$26,353	$—	$26,353
Client interest rate derivatives	—	4,384	—	4,384
Total liabilities	$—	$30,737	$—	$30,737

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

(2)
Included in Level 1 and Level 3 assets are $0.4 million and $1.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Assets
Available-for-sale securities:
U.S. Treasury securities	$7,302,273	$—	$—	$7,302,273
U.S. agency debentures	—	3,561,556	—	$3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,884,843	—	1,884,843
Agency-issued collateralized mortgage obligations - variable rate	—	784,475	—	784,475
Equity securities	4,290	3,218	—	7,508
Total available-for-sale securities	7,306,563	6,234,092	—	13,540,655
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	1,130,882
Other venture capital investments (2)	—	—	71,204	71,204
Other securities (2)	108,251	—	—	108,251
Total non-marketable and other securities (fair value accounting)	108,251	—	71,204	1,310,337
Other assets:
Interest rate swaps	—	4,609	—	4,609
Foreign exchange forward and option contracts	—	34,231	—	34,231
Equity warrant assets	—	1,906	114,698	116,604
Client interest rate derivatives	—	2,546	—	2,546
Total assets	$7,414,814	$6,277,384	$185,902	$15,008,982
Liabilities
Foreign exchange forward and option contracts	$—	$28,363	$—	$28,363
Client interest rate derivatives	—	2,748	—	2,748
Total liabilities	$—	$31,111	$—	$31,111

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2015, 2014 and 2013, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains, net Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Into Level 3	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2015:
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$3,291	$1,192	$—	$(2,356)	$—	$(87)	$—	$—	$2,040
Total non-marketable and other securities (fair value accounting) (2)	3,291	1,192	—	(2,356)	—	(87)	—	—	2,040
Other assets:
Equity warrant assets (3)	114,698	71,402	—	(61,044)	12,471	63	—	(2,422)	135,168
Total assets	$117,989	$72,594	$—	$(63,400)	$12,471	$(24)	$—	$(2,422)	$137,208
Year ended December 31, 2014:
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$32,839	$12,793	$51,407	$(20,362)	$—	$(5,347)	$—	$(126)	$71,204
Other securities (fair value accounting)	319,249	103,864	—	(46,840)	—	3,863	—	(380,136)	—
Total non-marketable and other securities (fair value accounting) (2)	352,088	116,657	51,407	(67,202)	—	(1,484)	—	(380,262)	71,204
Other assets:
Equity warrant assets (3)	99,891	71,516	—	(70,875)	15,541	345	—	(1,720)	114,698
Total assets	$451,979	$188,173	$51,407	$(138,077)	$15,541	$(1,139)	$—	$(381,982)	$185,902
Year ended December 31, 2013:
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$127,091	$5,745	$2,712	$(1,224)	$—	$(97,924)	$—	$(3,561)	$32,839
Other securities (fair value accounting)	—	222,368	—	—	—	96,881	—	—	319,249
Total non-marketable and other securities (fair value accounting) (2)	127,091	228,113	2,712	(1,224)	—	(1,043)	—	(3,561)	352,088
Other assets:
Equity warrant assets (3)	66,129	22,929	—	(16,680)	10,540	98	24,217	(7,342)	99,891
Total assets	$193,220	$251,042	$2,712	$(17,904)	$10,540	$(945)	$24,217	$(10,903)	$451,979

(1)	Beginning balance was adjusted to conform with our adoption of the new accounting standards (ASU 2015-02), Amendments to the Consolidation Analysis (Topic 820).

(2)	Unrealized gains are recorded on the line item “gains on investment securities, net”, a component of noninterest income.

(3)	Realized and unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2015 and December 31, 2014, respectively:

	Year ended December 31,
(Dollars in thousands)	2015	2014
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$(177)	$3,044
Other assets:
Equity warrant assets (2)	32,576	36,516
Total unrealized gains, net	$32,399	$39,560
Unrealized (losses) gains attributable to noncontrolling interests	$(158)	$2,914

(1)	Unrealized gains are recorded on the line item “gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2015 and 2014. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
December 31, 2015:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,786	Modified Black-Scholes option pricing model	Volatility	38.1%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	18.0
Equity warrant assets (private portfolio)	133,382	Modified Black-Scholes option pricing model	Volatility	36.0
			Risk-Free interest rate	1.1
			Marketability discount (3)	16.6
			Remaining life assumption (4)	45.0
December 31, 2014:
Other venture capital investments (fair value accounting)	$71,204	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,681	Modified Black-Scholes option pricing model	Volatility	42.6%
			Risk-Free interest rate	1.7
			Sales restrictions discount (2)	17.8
Equity warrant assets (private portfolio)	113,017	Modified Black-Scholes option pricing model	Volatility	38.3
			Risk-Free interest rate	0.9
			Marketability discount (3)	20.0
			Remaining life assumption (4)	45.0

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

(4)
We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At December 31, 2015, the weighted average contractual remaining term was 5.7 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

During 2015, 2014 and 2013 there were no transfers between Level 2 and Level 1. During 2015, there were no transfers in our other venture capital investments from Level 3 to Level 2. Transfers of our non-marketable and other securities from Level 3 to Level 2 for 2014 and 2013 included $380.1 million and $3.6 million, respectively, as a result of the expiration of lock-up, and other sales restrictions on certain of our other securities and venture capital investments. During 2013, a new sales restriction discount was applied to the valuation of public equity warrant assets, which were subject to certain sales restrictions. The application of this discount resulted in a transfer of $24.2 million of public equity warrant assets from Level 2 to Level 3.
All other transfers from Level 3 to Level 2 during 2015, 2014 and 2013 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
Net long-lived assets held-for-sale
The fair value of assets held-for-sale is estimated by their net realizable value, which represents the potential sales price less costs to sell. Valuation techniques utilized are significant assumptions not observable in the market, accordingly, we classify these assets as Level 3. At December 31, 2014, the carrying value and fair value of our net long-lived assets held-for-sale was $44.3 million and $45.4 million, respectively. The sale of our assets held-for-sale was completed on April 13, 2015 and no held-for-sale operations remain at December 31, 2015.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Held-to-Maturity Securities
Held-to-maturity securities include similar investments held in our available-for-sale securities portfolio and are valued using the same methodologies. All securities included in our held-to-maturity securities portfolio are valued using Level 2 inputs. See Level 2 fair value measurements in Note 2- “Summary of Significant Accounting Policies” for significant inputs used in the valuation of our held-to-maturity investment securities.
Non-Marketable (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in SPD-SVB, our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the investee or obtained from the fund investments’ or debt fund investments’ respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
Long-Term Debt
The fair value of long-term debt is generally based on quoted market prices, when available, or is estimated based on calculations utilizing third party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable. Also included in the estimated fair value of our 6.05% Subordinated Notes are amounts related to hedge accounting associated with the notes.
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standing.
Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2015 and 2014. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2015 and 2014:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2015:
Financial assets:
Cash and cash equivalents	$1,503,257	$1,503,257	$1,503,257	$—	$—
Held-to-maturity securities	8,790,963	8,758,622	—	8,758,622	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	114,795	117,172	—	—	117,172
Non-marketable securities (cost and equity method) accounting measured at net asset value (1)	250,970	364,799	—	—	—
Net commercial loans	14,763,302	14,811,588	—	—	14,811,588
Net consumer loans	1,761,155	1,737,960	—	—	1,737,960
FHLB and FRB stock	56,991	56,991	—	—	56,991
Accrued interest receivable	107,604	107,604	—	107,604	—
Financial liabilities:
Short-term FHLB advances	638,000	638,000	638,000	—	—
Federal funds purchased	135,000	135,000	135,000	—	—
Other short-term borrowings	1,900	1,900	1,900	—	—
Non-maturity deposits (2)	39,072,297	39,072,297	39,072,297	—	—
Time deposits	70,479	70,347	—	70,347	—
3.50% Senior Notes	346,667	333,648	—	333,648	—
5.375% Senior Notes	347,016	384,216	—	384,216	—
6.05% Subordinated Notes (3)	48,350	49,820	—	49,820	—
7.0% Junior Subordinated Debentures	54,669	52,905	—	52,905	—
Accrued interest payable	12,058	12,058	—	12,058	—
Off-balance sheet financial assets:
Commitments to extend credit	—	26,483	—	—	26,483
December 31, 2014:
Financial assets:
Cash and cash equivalents	$1,796,062	$1,796,062	$1,796,062	$—	$—
Held-to-maturity securities	7,421,042	7,415,656	—	7,415,656	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	108,221	107,451	—	—	107,451
Non-marketable securities (cost and equity method) accounting measured at net asset value (1)	188,427	283,119	—	—	—
Net commercial loans	12,947,869	13,082,487	—	—	13,082,487
Net consumer loans	1,271,048	1,247,336	—	—	1,247,336
FHLB and FRB stock	53,496	53,496	—	—	53,496
Accrued interest receivable	94,180	94,180	—	94,180	—
Financial liabilities:
Other short-term borrowings	7,781	7,781	7,781	—	—
Non-maturity deposits (2)	34,215,372	34,215,372	34,215,372	—	—
Time deposits	128,127	128,107	—	128,107	—
5.375% Senior Notes	346,477	392,616	—	392,616	—
6.05% Subordinated Notes (3)	50,040	53,537	—	53,537	—
7.0% Junior Subordinated Debentures	54,845	52,990	—	52,990	—
Accrued interest payable	6,998	6,998	—	6,998	—
Off-balance sheet financial assets:
Commitments to extend credit	—	29,097	—	—	29,097

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

(3)
At December 31, 2015 and 2014, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $2.8 million and $4.6 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2015:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$152,237	$152,237	$7,049
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	85,705	85,705	4,954
Debt funds (2)	21,970	23,080	—
Other investments (2)	22,619	22,619	886
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	120,676	233,395	10,636
Total	$403,207	$517,036	$23,525

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $108 million and $5 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

(2)
Venture capital and private equity fund investments, debt funds, and other fund investments within non-marketable securities (equity and cost method accounting) include funds that invest in or lend money to primarily U.S. and global technology and life science/healthcare companies. It is estimated that we will receive distributions from the funds over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds. It is estimated that we will receive distributions from the funds over the next 10 to 13 years, depending on the age of the funds and any potential extensions of the terms of the funds.

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
Quantitative measures, established by the regulators to ensure capital adequacy, require that SVB Financial Group and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. Effective January 1, 2015, SVB Financial Group and the Bank became subject to a new regulatory capital measure called "Common Equity Tier 1" and a related regulatory capital ratio of CET 1 to risk-weighted assets implemented under "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.
There are three categories of capital under the new Basel III standards; 1) CET 1, 2) additional tier 1 and 3) tier 2. CET 1 includes common stock plus related surplus and retained earnings, less certain deductions. Additional tier 1 capital includes qualifying preferred stock and trust preferred securities, less certain deductions. Additional tier 1, together with CET 1, equal total tier 1 capital. Tier 2 capital includes primarily certain qualifying unsecured subordinated debt and qualifying allowances for loan and lease losses. Tier 1 capital, together with Tier 2 capital, equal total capital.
As of December 31, 2015, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes under existing capital guidelines.  There are no conditions or events since that date that management believes would have a material impact on that capital category.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized and a well-capitalized depository institution, as of December 31, 2015 and 2014:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum
December 31, 2015: (1)
CET 1 risk-based capital (2):
SVB Financial	12.28%	6.5%	4.5%	$3,183,206	$1,684,774	$1,166,382
Bank	12.52	6.5	4.5	3,043,435	1,579,568	1,093,547
Tier 1 risk-based capital:
SVB Financial	12.83	8.0	6.0	3,325,245	2,073,567	1,555,176
Bank	12.52	8.0	6.0	3,043,435	1,944,083	1,458,063
Total risk-based capital:
SVB Financial	13.84	10.0	8.0	3,586,466	2,591,959	2,073,567
Bank	13.60	10.0	8.0	3,304,537	2,430,104	1,944,083
Tier 1 leverage:
SVB Financial	7.63	N/A	4.0	3,325,245	N/A	1,743,555
Bank	7.09	5.0	4.0	3,043,435	2,147,532	1,718,026
December 31, 2014:
Tier 1 risk-based capital:
SVB Financial	12.91%	6.0%	4.0%	$2,808,948	$1,305,726	$870,484
Bank	11.09	6.0	4.0	2,379,991	1,287,473	858,315
Total risk-based capital:
SVB Financial	13.92	10.0	8.0	3,030,150	2,176,210	1,740,968
Bank	12.12	10.0	8.0	2,600,011	2,145,788	1,716,630
Tier 1 leverage:
SVB Financial	7.74	N/A	4.0	2,808,948	N/A	1,450,927
Bank	6.64	5.0	4.0	2,379,991	1,793,264	1,434,611

(1)	Ratios as of December 31, 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

(2)
Effective January 1, 2015, CET 1 is a new ratio requirement under the Basel III Capital Rules and represents, common stock, plus related surplus and retained earnings, plus limited amounts of minority interest in the form of common stock, less certain regulatory deductions, divided by total risk-weighted assets.

22.	Segment Reporting
We have three reportable segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. The results of our operating segments are based on our internal management reporting process.
Our operating segments’ primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of FTP. Accordingly, our segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated at an instrument level based on account characteristics.
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

◦
Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients in the technology, life science/healthcare and private equity/venture capital industries. The Bank provides solutions to the financial needs of commercial clients, through credit, global treasury management, foreign exchange, global trade finance, and other services. It serves clients within the United States, as well as non-U.S. clients in key international innovation markets. In addition, the Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for 2015, 2014 and 2013 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Year ended December 31, 2015
Net interest income	$853,890	$44,412	$3	$108,120	$1,006,425
Provision for loan losses	(94,915)	(2,714)	—	—	(97,629)
Noninterest income	272,862	2,011	70,857	127,064	472,794
Noninterest expense (3)	(568,685)	(11,892)	(14,699)	(182,740)	(778,016)
Income before income tax expense (4)	$463,152	$31,817	$56,161	$52,444	$603,574
Total average loans, net of unearned income	$12,973,626	$1,592,065	$—	$197,250	$14,762,941
Total average assets (5)	38,813,529	1,433,694	337,884	261,270	40,846,377
Total average deposits	34,996,888	1,108,411	—	188,063	36,293,362
Year ended December 31, 2014
Net interest income	$742,274	$31,427	$58	$82,836	$856,595
Provision for loan losses	(58,622)	(864)	—	—	(59,486)
Noninterest income	203,474	1,494	58,058	309,213	572,239
Noninterest expense (3)	(504,606)	(10,571)	(12,668)	(179,335)	(707,180)
Income before income tax expense (4)	$382,520	$21,486	$45,448	$212,714	$662,168
Total average loans, net of unearned income	$10,129,474	$1,155,992	$—	$217,475	$11,502,941
Total average assets (5)	30,306,338	1,149,804	320,129	1,185,665	32,961,936
Total average deposits	27,364,246	890,062	—	66,517	28,320,825
Year ended December 31, 2013
Net interest income	$641,384	$26,701	$20	$29,239	$697,344
(Provision for) reduction of loan losses	(65,290)	1,597	—	—	(63,693)
Noninterest income	202,404	1,209	75,037	394,556	673,206
Noninterest expense (3)	(425,230)	(9,195)	(10,737)	(170,082)	(615,244)
Income before income tax expense (4)	$353,268	$20,312	$64,320	$253,713	$691,613
Total average loans, net of unearned income	$8,287,039	$919,221	$—	$145,118	$9,351,378
Total average assets (5)	21,411,836	954,831	289,328	552,174	23,208,169
Total average deposits	19,072,608	524,398	—	22,188	19,619,194

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items".

(2)
The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income is primarily attributable to interest earned from our fixed income investment portfolio. Noninterest income is primarily attributable to noncontrolling interests and gains on equity warrant assets. Noninterest expense primarily consists of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Noninterest income in 2015 was reduced due to our adoption of new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance. See Note 2— "Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details.

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $19.6 million, $20.9 million and $18.7 million for 2015, 2014 and 2013, respectively.

(4)
The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)
Total average assets equal the greater of total average assets or the sum of total average liabilities and total average stockholders’ equity for each segment to reconcile the results to the consolidated financial statements prepared in conformity with GAAP.

23. Parent Company Only Condensed Financial Information
The condensed balance sheets of SVB Financial at December 31, 2015 and 2014, and the related condensed statements of income, comprehensive income and cash flows for 2015, 2014 and 2013, are presented below.
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2015	2014
Assets:
Cash and cash equivalents	$377,013	$314,236
Investment securities	250,257	229,604
Net loans	9,859	16,684
Other assets	224,748	154,680
Investment in subsidiaries:
Bank subsidiary	3,059,045	2,399,411
Nonbank subsidiaries	106,896	149,558
Total assets	$4,027,818	$3,264,173

Liabilities and SVBFG stockholders’ equity:
3.50% Senior Notes	$346,667	$—
5.375% Senior Notes	347,016	346,477
7.0% Junior Subordinated Debentures	54,669	54,845
Other liabilities	81,332	49,779
Total liabilities	$829,684	$451,101
SVBFG stockholders’ equity	3,198,134	2,813,072
Total liabilities and SVBFG stockholders’ equity	$4,027,818	$3,264,173

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest income	$964	$2,534	$3,545
Interest expense	(34,169)	(21,863)	(24,408)
Dividend income from bank subsidiary	—	—	10,000
Gains on derivative instruments, net	55,477	66,604	47,421
Gains on investment securities, net	39,447	8,750	15,238
Impairment loss on cumulative foreign currency translation losses	—	(9,564)	—
General and administrative expenses	(54,822)	(53,912)	(54,389)
Income tax expense	(14,448)	(15,038)	(15,824)
Loss before net income of subsidiaries	$(7,551)	$(22,489)	$(18,417)
Equity in undistributed net income of nonbank subsidiaries	44,591	37,009	58,075
Equity in undistributed net income of bank subsidiary	306,864	249,350	174,859
Net income available to common stockholders	$343,904	$263,870	$214,517
Condensed Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Net income available to common stockholders	$343,904	$263,870	$214,517
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains	(1,492)	3,012	(3,128)
Unrealized holding (losses) gains on securities available for sale	(2,041)	1,232	(1,449)
Equity in other comprehensive (losses) income of subsidiaries	(23,767)	87,224	(152,740)
Other comprehensive (loss) income, net of tax	(27,300)	91,468	(157,317)
Total comprehensive income	$316,604	$355,338	$57,200

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income attributable to SVBFG	$343,904	$263,870	$214,517
Adjustments to reconcile net income to net cash used for operating activities:
Gains on derivative instruments, net	(55,477)	(66,604)	(47,421)
Gains on investment securities, net	(39,447)	(8,750)	(15,238)
Net income of bank subsidiary	(306,864)	(249,350)	(184,859)
Net income on nonbank subsidiaries	(44,591)	(37,009)	(58,075)
Cash dividends from bank subsidiary	—	—	10,000
Amortization of share-based compensation	32,239	29,545	25,413
(Increase) decrease in other assets	(30,638)	46,512	(9,802)
Increase in other liabilities	28,985	25,697	1,506
Impairment loss on SVBIF sale transaction	—	9,564	—
Other, net	470	513	(3,368)
Net cash (used for) provided by operating activities	(71,419)	13,988	(67,327)

Cash flows from investing activities:
Net decrease in investment securities from purchases, sales and maturities	31,380	15,469	70,479
Net decrease (increase) in loans	6,825	(11,893)	4,078
Increase in investment in bank subsidiary	(378,286)	(432,804)	(21,469)
Decrease in investment in nonbank subsidiaries	88,834	44,714	9,925
Net cash (used for) provided by investing activities	(251,247)	(384,514)	63,013

Cash flows from financing activities:
Tax benefit from stock exercises	16,602	9,602	6,826
Proceeds from issuance of common stock, ESPP and ESOP	22,410	22,146	46,569
Net proceeds from public equity offering	—	434,866	—
Net proceeds from issuance of long-term debt	346,431	—	—
Net cash provided by financing activities	385,443	466,614	53,395
Net increase in cash and cash equivalents	62,777	96,088	49,081
Cash and cash equivalents at beginning of period	314,236	218,148	169,067
Cash and cash equivalents at end of period	$377,013	$314,236	$218,148

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.	Unaudited Quarterly Financial Data
Our supplemental consolidated financial information for each three month period in 2015 and 2014 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2015:
Interest income	$248,816	$253,926	$264,791	$279,232
Interest expense	9,891	10,155	10,131	10,163
Net interest income	238,925	243,771	254,660	269,069
Provision for loan losses	6,452	26,513	33,403	31,261
Noninterest income	123,524	126,287	108,477	114,506
Noninterest expense	190,541	194,112	184,755	208,608
Income before income tax expense	165,456	149,433	144,979	143,706
Income tax expense	63,066	54,974	57,017	53,697
Net income before noncontrolling interests	102,390	94,459	87,962	90,009
Net income attributable to noncontrolling interests	(13,874)	(8,316)	(6,229)	(2,497)
Net income available to common stockholders	$88,516	$86,143	$81,733	$87,512
Earnings per common share—basic	$1.74	$1.68	$1.59	$1.70
Earnings per common share—diluted	1.71	1.66	1.57	1.68

2014:
Interest income	$205,024	$213,841	$229,326	$243,725
Interest expense	8,696	8,876	8,761	8,988
Net interest income	196,328	204,965	220,565	234,737
Provision for loan losses	494	1,947	16,610	40,435
Noninterest income	310,225	14,210	80,167	167,637
Noninterest expense	170,408	170,944	179,761	186,067
Income before income tax expense	335,651	46,284	104,361	175,872
Income tax expense	61,296	35,928	40,207	46,077
Net income before noncontrolling interests	274,355	10,356	64,154	129,795
Net (income) loss attributable to noncontrolling interests	(183,405)	40,597	(177)	(71,805)
Net income available to common stockholders	$90,950	$50,953	$63,977	$57,990
Earnings per common share—basic	$1.98	$1.06	$1.26	$1.14
Earnings per common share—diluted	1.95	1.04	1.24	1.13

25.	Legal Matters
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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

(b)	Management's Report on Internal Control Over Financial Reporting
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
As of December 31, 2015, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included below under the heading “Report of Independent Registered Public Accounting Firm.”
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
We have audited SVB Financial Group and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
San Francisco, California
February 26, 2016

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial's 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2016 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2015 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	1,137,228	$77.12	3,089,849
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	1,137,228	$77.12	3,089,849

(1)	Represents options granted under our 2006 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 572,038 shares.

(2)
Includes shares available for issuance under our 2006 Equity Incentive Plan and 425,728 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan (as discussed above).

For additional information concerning our equity compensation plans, refer to Note 4-“Share-Based Compensation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters-Board Independence, Leadership and Risk Oversight” in the definitive proxy statement for SVB Financial's 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits:

		Page

(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

	Report of Independent Registered Public Accounting Firm	89
	Consolidated Balance Sheets as of December 31, 2015 and 2014	90
	Consolidated Statements of Income for the three years ended December 31, 2015	91
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015	92
	Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2015	93
	Consolidated Statements of Cash Flows for the three years ended December 31, 2015	94
	Notes to the Consolidated Financial Statements	95

(2)	Financial Statement Schedule. The consolidated financial statements and supplementary data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	89

(3)	Exhibits. See Index to Exhibits included at the end of this Form 10-K	177

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB Financial Group

/s/ GREG W. BECKER
Greg W. Becker
President and Chief Executive Officer
Dated: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	February 26, 2016
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
Greg W. Becker

/s/ MICHAEL R. DESCHENEAUX	Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Michael R. Descheneaux

/s/ KAMRAN F. HUSAIN	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
Kamran F. Husain

/s/ ERIC A. BENHAMOU	Director	February 26, 2016
Eric A. Benhamou

/s/ DAVID M. CLAPPER	Director	February 26, 2016
David M. Clapper

/s/ JOEL P. FRIEDMAN	Director	February 26, 2016
Joel P. Friedman

/s/ MARY J. MILLER	Director	February 26, 2016
Mary J. Miller

/s/ LATA KRISHNAN	Director	February 26, 2016
Lata Krishnan

/s/ JEFFREY N. MAGGIONCALDA	Director	February 26, 2016
Jeffrey N. Maggioncalda

/s/ KATE D. MITCHELL	Director	February 26, 2016
Kate D. Mitchell

/s/ JOHN F. ROBINSON	Director	February 26, 2016
John F. Robinson

/s/ GAREN K. STAGLIN	Director	February 26, 2016
Garen K. Staglin

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated as of October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers' Certificate and Company Order, dated as of October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.10	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
4.11	Officer's Certificate, dated as of January 29, 2015, relating to the 3.50% Senior Note Due 2025	8-K	000-15637	4.2	January 29, 2015
4.12	Form of 3.50% Senior Note due 2025	8-K	000-15637	4.3	January 29, 2015
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.2	February 27, 2014
*10.3	Amended and Restated Retention Program Plan (RP Years 1999 - 2007)	10-Q	000-15637	10.4	August 7, 2008
*10.4	1999 Employee Stock Purchase Plan	DEF 14A	000-15637	A	March 10, 2010
*10.5	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.6	Incentive Compensation Plan					X
*10.7	Deferred Compensation Plan	10-Q	000-15637	10.1	November 6, 2015
*10.8	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.9	2006 Equity Incentive Plan					X
*10.10	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.16	August 7, 2009
*10.11	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.17	August 7, 2009
*10.12	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.18	August 7, 2009
*10.13	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.19	August 7, 2009
*10.14	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.20	August 7, 2009
*10.15	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.16	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.17	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.23	August 7, 2009
*10.18	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.24	November 10, 2008
*10.19	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.27	November 10, 2008
*10.20	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
*10.21	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.22	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.32	August 7, 2009
*10.23	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.33	August 7, 2009
*10.24	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan+	10-Q	000-15637	10.34	August 7, 2009
*10.25	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.33	February 27, 2014
*10.26	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.34	February 27, 2014
*10.27	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.35	February 27, 2014
*10.28	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.36	February 27, 2014
*10.29	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan (Performance-Based)++	10-K	000-15637	10.37	February 27, 2014
*10.30	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.38	February 27, 2014
*10.31	UK Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.3	May 9, 2014
*10.32	Form of U.K. Approved Stock Options and Award Agreement under the UK Sub-Plan++	10-Q	000-15637	10.4	May 9, 2014
*10.33	Israeli Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.5	May 9, 2014
*10.34	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.2	January 9, 2015
*10.35	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.3	January 9, 2015
*10.36	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)+++	8-K	000-15637	10.4	January 9, 2015
*10.37	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting)+++	8-K	000-15637	10.5	January 9, 2015
*10.38	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.6	January 9, 2015
*10.39	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.7	January 9, 2015
*10.40	Form of U.K-Approved Stock Option Agreement+++	8-K	000-15637	10.8	January 9, 2015
*10.41	Service Agreement, dated July 14, 2009, between SVB Financial Group UK Limited and Philip Cox	10-K	000-15637	10.47	February 26, 2015
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.

**	Furnished herewith

+	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2013 and prior years.

++	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2014.

+++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2015.