Form 10-Q
period 2016-03-31
SVB FINANCIAL GROUP
filed 2016-05-10
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2016, 51,805,114 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of Acronyms that may be used in this Report

AFS — Available-for-Sale
APIC— Additional Paid-in Capital
ASC — Accounting Standards Codification
ASU – Accounting Standards Update
CET - Common Equity Tier
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
NIB - Non-Interest Bearing
M&A – Merger and Acquisition
OTTI – Other Than Temporary Impairment
SEC – Securities and Exchange Commission
SPD-SVB - SPD Silicon Valley Bank
TDR – Troubled Debt Restructuring
UK – United Kingdom
VIE – Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,868,512	$1,503,257
Available-for-sale securities, at fair value (cost of $14,150,695 and $16,375,941, respectively)	14,327,079	16,380,748
Held-to-maturity securities, at cost (fair value of $8,630,952 and $8,758,622, respectively)	8,548,238	8,790,963
Non-marketable and other securities	668,497	674,946
Total investment securities	23,543,814	25,846,657
Loans, net of unearned income	17,735,147	16,742,070
Allowance for loan losses	(230,249)	(217,613)
Net loans	17,504,898	16,524,457
Premises and equipment, net of accumulated depreciation and amortization	108,570	102,625
Accrued interest receivable and other assets	548,108	709,707
Total assets	$43,573,902	$44,686,703
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$30,933,256	$30,867,497
Interest-bearing deposits	7,826,465	8,275,279
Total deposits	38,759,721	39,142,776
Short-term borrowings	—	774,900
Other liabilities	506,571	639,094
Long-term debt	796,570	796,702
Total liabilities	40,062,862	41,353,472
Commitments and contingencies (Note 12 and Note 15)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 51,701,312 shares and 51,610,226 shares outstanding, respectively	52	52
Additional paid-in capital	1,192,782	1,189,032
Retained earnings	2,072,820	1,993,646
Accumulated other comprehensive income	115,390	15,404
Total SVBFG stockholders’ equity	3,381,044	3,198,134
Noncontrolling interests	129,996	135,097
Total equity	3,511,040	3,333,231
Total liabilities and total equity	$43,573,902	$44,686,703

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2016	2015
Interest income:
Loans (1)	$197,942	$165,501
Investment securities:
Taxable	91,050	81,274
Non-taxable	596	772
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	2,070	1,269
Total interest income	291,658	248,816
Interest expense:
Deposits	1,188	1,943
Borrowings (1)	9,049	7,948
Total interest expense	10,237	9,891
Net interest income	281,421	238,925
Provision for loan losses	33,341	6,452
Net interest income after provision for loan losses	248,080	232,473
Noninterest income:
(Losses) gains on investment securities, net (1)	(4,684)	33,263
(Losses) gains on derivative instruments, net	(1,695)	39,729
Foreign exchange fees	26,966	17,678
Credit card fees	15,507	12,090
Deposit service charges	12,672	10,736
Client investment fees	7,995	4,482
Lending related fees	7,813	8,022
Letters of credit and standby letters of credit fees	5,589	5,202
Other (1)	15,971	(7,678)
Total noninterest income	86,134	123,524
Noninterest expense:
Compensation and benefits	122,262	115,770
Professional services (1)	19,000	18,747
Premises and equipment	14,984	12,657
Business development and travel	12,246	11,112
Net occupancy	10,035	7,313
FDIC and state assessments	6,927	5,789
Correspondent bank fees (1)	3,652	3,368
Provision for unfunded credit commitments	134	2,263
Other (1)	14,793	13,522
Total noninterest expense	204,033	190,541
Income before income tax expense	130,181	165,456
Income tax expense	53,584	63,066
Net income before noncontrolling interests	76,597	102,390
Net loss (income) attributable to noncontrolling interests (1)	2,577	(13,874)
Net income available to common stockholders	$79,174	$88,516
Earnings per common share—basic	$1.53	$1.74
Earnings per common share—diluted	1.52	1.71

(1)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Net income before noncontrolling interests (1)	$76,597	$102,390
Other comprehensive income, net of tax:
Change in cumulative translation gains and (losses):
Foreign currency translation (losses) gains (1)	(254)	2,161
Related tax benefit (expense)	104	(820)
Change in unrealized gains on available-for-sale securities:
Unrealized holding gains	170,831	87,107
Related tax expense	(69,603)	(35,215)
Reclassification adjustment for losses (gains) included in net income	746	(2,596)
Related tax (benefit) expense	(304)	1,048
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(2,567)	(2,828)
Related tax benefit	1,033	1,139
Other comprehensive income, net of tax	99,986	49,996
Comprehensive income	176,583	152,386
Comprehensive loss (income) attributable to noncontrolling interests (1)	2,577	(13,874)
Comprehensive income attributable to SVBFG	$179,160	$138,512

(1)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2014	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	142,991	—	6,595	—	—	6,595	—	6,595
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax benefit from stock options exercised, vesting of restricted stock and other (1)	—	—	2,537	—	—	2,537	—	2,537
Deconsolidation of noncontrolling interest (1)	—	—	—	—	—	—	(1,069,437)	(1,069,437)
Net income (1)	—	—	—	88,516	—	88,516	13,874	102,390
Capital calls and distributions, net (1)	—	—	—	—	—	—	(40,823)	(40,823)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	50,344	50,344	—	50,344
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(1,689)	(1,689)	—	(1,689)
Foreign currency translation adjustments, net of tax (1)	—	—	—	—	1,341	1,341	—	1,341
Share-based compensation expense	—	—	7,464	—	—	7,464	—	7,464
Balance at March 31, 2015	51,095,341	$51	$1,140,458	$1,738,483	$92,700	$2,971,692	$142,276	$3,113,968
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231
Common stock issued under employee benefit plans, net of restricted stock cancellations	47,921	—	(250)	—	—	(250)	—	(250)
Common stock issued under ESOP	43,165	—	4,328	—	—	4,328	—	4,328
Income tax effect from stock options exercised, vesting of restricted stock and other	—	—	(8,483)	—	—	(8,483)	—	(8,483)
Net income (loss)	—	—	—	79,174	—	79,174	(2,577)	76,597
Capital calls and distributions, net	—	—	—	—	—	—	(2,524)	(2,524)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	101,670	101,670	—	101,670
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(1,534)	(1,534)	—	(1,534)
Foreign currency translation adjustments, net of tax	—	—	—	—	(150)	(150)	—	(150)
Share-based compensation expense	—	—	8,155	—	—	8,155	—	8,155
Balance at March 31, 2016	51,701,312	$52	$1,192,782	$2,072,820	$115,390	$3,381,044	$129,996	$3,511,040

(1)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income before noncontrolling interests (1)	$76,597	$102,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	33,341	6,452
Provision for unfunded credit commitments	134	2,263
Changes in fair values of derivatives, net	842	(20,404)
Losses (gains) on investment securities, net	4,684	(33,263)
Depreciation and amortization (1)	11,536	9,892
Amortization of premiums and discounts on investment securities, net	4,931	6,418
Amortization of share-based compensation	6,877	7,771
Amortization of deferred loan fees	(24,042)	(21,169)
Pre-tax net gain on SVBIF sale transaction	—	(887)
Deferred income tax (benefit) expense	(5,982)	1,311
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(4,628)	772
Accounts payable and receivable, net	552	(9,141)
Income tax payable and receivable, net (1)	28,711	9,283
Accrued compensation	(101,241)	(74,614)
Foreign exchange spot contracts, net	9,541	33,934
Other, net	14,208	32,198
Net cash provided by operating activities (1)	56,061	53,206
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(552,573)
Proceeds from sales of available-for-sale securities	1,864,396	5,612
Proceeds from maturities and pay downs of available-for-sale securities	364,101	424,713
Purchases of held-to-maturity securities	(98,199)	(739,291)
Proceeds from maturities and pay downs of held-to-maturity securities	351,834	336,511
Purchases of non-marketable and other securities	(12,412)	(9,924)
Proceeds from sales and distributions of non-marketable and other securities	9,977	45,120
Net increase in loans	(997,408)	(53,886)
Proceeds from recoveries of charged-off loans	5,469	1,551
Effect of deconsolidation of noncontrolling interest	—	15,995
Purchases of premises and equipment	(13,680)	(12,038)
Net cash provided by (used for) investing activities	1,474,078	(538,210)
Cash flows from financing activities:
Net decrease in deposits	(383,055)	(491,924)
Net (decrease) increase in short-term borrowings	(774,900)	69,985
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(2,524)	703
Tax benefit from stock exercises	(8,483)	2,534
Proceeds from issuance of common stock, ESPP, and ESOP	4,078	10,107
Proceeds from issuance of 3.50% Senior Notes	—	346,431
Net cash used for financing activities	(1,164,884)	(62,164)
Net increase (decrease) in cash and cash equivalents	365,255	(547,168)
Cash and cash equivalents at beginning of period (1) (2)	1,503,257	1,811,014
Cash and cash equivalents at end of period (1) (2)	$1,868,512	$1,263,846
Supplemental disclosures:
Cash paid during the period for:
Interest	$17,407	$11,859
Income taxes	35,778	46,599
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$101,670	$50,344
Distributions of stock from investments (3)	34	61,649

(1)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

(2)
Cash and cash equivalents at March 31, 2015 and December 31, 2014 included $9.3 million and $15.0 million, respectively, recognized in assets held-for-sale in conjunction with the SVBIF sale transaction.

(3)	For the quarter ended March 31, 2015, includes distributions to noncontrolling interests of $41.5 million.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2015 Form 10-K.
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
Principles of Consolidation and Presentation
Prior to April 1, 2015, the Company’s consolidated financial statements included the accounts of SVB Financial Group and entities in which we had a controlling interest.  The determination of whether we had controlling interest was based on consolidation principles prescribed by ASC Topic 810 and whether the controlling interest in an entity was a voting interest entity or a variable interest entity (“VIE”). However, during the three months ended June 30, 2015, we early adopted the provisions of ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02), which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. The new guidance eliminates the presumption that a general partner of a limited partnership arrangement should consolidate a limited partnership. The amendments to ASC Topic 810 in ASU 2015-02 modify the evaluation of whether limited partnerships and similar entities are VIEs or voting entities. With these changes, we determined that the majority of our investments in limited partnership arrangements are VIEs under the new guidance while these entities were typically voting interest entities under the prior guidance.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard update (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This guidance will be effective January 1, 2018, either on a full retrospective approach or a modified retrospective approach, with early adoption permitted, but not before January 1, 2017. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
In January 2016, the FASB issued a new accounting standard update (ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)), which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities. This guidance will be effective on January 1, 2018, on a prospective basis with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
In February 2016, the FASB issued a new accounting standard update (ASU 2016-02, Leases (Topic 842)), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance will be effective on January 1, 2019, on a modified retrospective basis, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
In March 2016, the FASB issued a new accounting standard update (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323)), which eliminates the requirement that when an investment qualifies for use of the equity method due to an increase in level of ownership or influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. This guidance will be effective January 1, 2017, on a prospective basis, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
In March 2016, the FASB issued a new accounting standard update (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)), which is intended to improve the operability and understandability of the implementation guidance by clarifying the following: how an entity should identify the unit of accounting for the principal versus agent evaluation; how the control principle applies to transactions, such as service arrangements; reframes the indicators to focus on a principal rather than an agent, removes the credit risk and commission indicators and clarifies the relationship between the control principle and the indicators; and revises the existing illustrative examples and adds new illustrative examples. This guidance will be effective January 1, 2018, either on a full retrospective approach or a modified retrospective approach, with early adoption permitted, but not before January 1, 2017. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
In March 2016, the FASB issued a new accounting standard update (ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement.  This guidance eliminates the notion of the APIC pool and significantly reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies.  Additionally, the ASU eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. This guidance will be effective January 1, 2017. Early adoption is permitted, but all of the guidance must be adopted in the same period. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
In April 2016, the FASB issued a new accounting standard update (ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing), which amends the new revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations. The amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or a point in time. The amendments also clarify when a promised good or service is separately identifiable, that is distinct within the context of the contract, and allow entities to disregard items that are immaterial in the context of a contract. The effective date and transition requirements for this update are the same as those of the new standard. This guidance is effective January 1, 2018, on either a full retrospective approach or a modified retrospective approach, with early adoption permitted, but not before January 1, 2017. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
Reclassifications
Certain amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

2.	Stockholders’ Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2016 and 2015:

		Three months ended March 31,
(Dollars in thousands)	Income Statement Location	2016	2015
Reclassification adjustment for losses (gains) included in net income	(Losses) gains on investment securities, net	$746	$(2,596)
Related tax (benefit) expense	Income tax expense	(304)	1,048
Total reclassification adjustment for losses (gains) included in net income, net of tax		$442	$(1,548)
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2016	2015
Numerator:
Net income available to common stockholders	$79,174	$88,516
Denominator:
Weighted average common shares outstanding-basic	51,646	51,009
Weighted average effect of dilutive securities:
Stock options and ESPP	264	445
Restricted stock units	175	265
Denominator for diluted calculation	52,085	51,719
Earnings per common share:
Basic	$1.53	$1.74
Diluted	$1.52	$1.71

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Shares in thousands)	2016	2015
Stock options	351	241
Restricted stock units	14	2
Total	365	243

3.	Share-Based Compensation
For the three months ended March 31, 2016 and 2015, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Share-based compensation expense	$6,877	$7,771
Income tax benefit related to share-based compensation expense	(2,117)	(2,638)
Unrecognized Compensation Expense
As of March 31, 2016, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$9,444	2.18
Restricted stock units	39,942	2.50
Total unrecognized share-based compensation expense	$49,386
Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2015	1,137,228	$77.12
Exercised	(31,006)	25.17
Forfeited	(4,154)	87.99
Outstanding at March 31, 2016	1,102,068	78.54	3.65	$30,595,989
Vested and expected to vest at March 31, 2016	1,078,583	77.88	3.61	30,455,095
Exercisable at March 31, 2016	589,043	63.10	2.68	23,310,253
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $102.05 as of March 31, 2016. The total intrinsic value of options exercised during the three months ended March 31, 2016 was $2.0 million, compared to $10.2 million for the comparable 2015 period.

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	572,038	$103.50
Granted	95,464	87.22
Vested	(28,638)	60.63
Forfeited	(4,113)	101.31
Nonvested at March 31, 2016	634,751	103.00

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
March 31, 2016:
Assets:
Cash and cash equivalents	$10,855	$—	$—
Non-marketable and other securities (1)	196,789	362,470	362,470
Accrued interest receivable and other assets	614	—	—
Total assets	$208,258	$362,470	$362,470
Liabilities:
Other liabilities	$563	$—	$—
Accrued expenses and other liabilities (1)	—	87,754	—
Total liabilities	$563	$87,754	$—
December 31, 2015:
Assets:
Cash and cash equivalents	$11,811	$—	$—
Non-marketable and other securities (1)	203,714	364,450	364,450
Accrued interest receivable and other assets	494	—	—
Total assets	$216,019	$364,450	$364,450
Liabilities:
Other liabilities	$433	$—	$—
Accrued expenses and other liabilities (1)	—	90,978	—
Total liabilities	$433	$90,978	$—

(1)
Included in our unconsolidated non-marketable and other securities portfolio at March 31, 2016 and December 31, 2015 are investments in qualified affordable housing projects of $157.7 million and $154.4 million, respectively and related unfunded commitments of $87.8 million and $91.0 million, respectively.

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
All investments are generally nonredeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds, but are not obligated to fund commitments beyond our initial investment. For additional details, see Note 12—"Off-Balance Sheet Arrangements, Guarantees, and Other Commitments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the Community Reinvestment Act ("CRA"), that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects see Note 6—“Investment Securities" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
As of March 31, 2016, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $207.7 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $362.5 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Cash and due from banks (1)	$1,574,966	$1,372,743
Securities purchased under agreements to resell (2)	288,421	125,391
Other short-term investment securities	5,125	5,123
Total cash and cash equivalents	$1,868,512	$1,503,257

(1)
At March 31, 2016 and December 31, 2015, $479 million and $405 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $793 million and $500 million, respectively.

(2)
At March 31, 2016 and December 31, 2015, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $295 million and $128 million, respectively. None of these securities received as collateral were sold or pledged as of March 31, 2016 or December 31, 2015.

6.	Investment Securities
Our investment securities portfolio consists of i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$9,824,755	$129,634	$(35)	$9,954,354
U.S. agency debentures	2,444,137	41,294	—	2,485,431
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,308,859	7,414	(4,256)	1,312,017
Agency-issued collateralized mortgage obligations—variable rate	570,740	2,421	(127)	573,034
Equity securities	2,204	242	(203)	2,243
Total available-for-sale securities	$14,150,695	$181,005	$(4,621)	$14,327,079

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$11,679,450	$19,134	$(20,549)	$11,678,035
U.S. agency debentures	2,677,453	17,684	(5,108)	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,408,206	6,591	(15,518)	1,399,279
Agency-issued collateralized mortgage obligations—variable rate	604,236	3,709	(9)	607,936
Equity securities	6,596	460	(1,587)	5,469
Total available-for-sale securities	$16,375,941	$47,578	$(42,771)	$16,380,748
The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of March 31, 2016:

	March 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$201,215	$(35)	$—	$—	$201,215	$(35)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	176,469	(157)	462,143	(4,099)	638,612	(4,256)
Agency-issued collateralized mortgage obligations—variable rate	103,900	(127)	—	—	103,900	(127)
Equity securities	1,561	(203)	—	—	1,561	(203)
Total temporarily impaired securities: (1)	$483,145	$(522)	$462,143	$(4,099)	$945,288	$(4,621)

(1)
As of March 31, 2016, we identified a total of 70 investments that were in unrealized loss positions, of which 24 investments totaling $462.1 million with unrealized losses of $4.1 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2016, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of March 31, 2016, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2015:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$7,467,519	$(20,549)	$—	$—	$7,467,519	$(20,549)
U.S. agency debentures	760,071	(5,108)	—	—	760,071	(5,108)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	545,404	(4,681)	373,284	(10,837)	918,688	(15,518)
Agency-issued collateralized mortgage obligations—variable rate	7,776	(9)	—	—	7,776	(9)
Equity securities	2,955	(1,587)	—	—	2,955	(1,587)
Total temporarily impaired securities (1):	$8,783,725	$(31,934)	$373,284	$(10,837)	$9,157,009	$(42,771)

(1)
As of December 31, 2015, we identified a total of 243 investments that were in unrealized loss positions, of which 18 investments totaling $373.3 million with unrealized losses of $10.8 million have been in an impaired position for a period of time greater than 12 months.

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as available-for-sale as of March 31, 2016. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	March 31, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$9,954,354	1.31%	$651,416	0.73%	$9,302,938	1.35%	$—	—%	$—	—%
U.S. agency debentures	2,485,431	1.60	382,836	1.57	2,102,595	1.60	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,312,017	1.95	—	—	—	—	884,785	2.15	427,232	1.53
Agency-issued collateralized mortgage obligations - variable rate	573,034	0.71	—	—	—	—	—	—	573,034	0.71
Total	$14,324,836	1.39	$1,034,252	1.04	$11,405,533	1.40	$884,785	2.15	$1,000,266	1.06

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$589,076	$15,170	$—	$604,246
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,308,454	26,627	(622)	2,334,459
Agency-issued collateralized mortgage obligations—fixed rate	4,047,342	32,071	(4,483)	4,074,930
Agency-issued collateralized mortgage obligations—variable rate	359,244	387	(352)	359,279
Agency-issued commercial mortgage-backed securities	1,181,904	14,773	(203)	1,196,474
Municipal bonds and notes	62,218	113	(767)	61,564
Total held-to-maturity securities	$8,548,238	$89,141	$(6,427)	$8,630,952

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$545,473	$8,876	$—	$554,349
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,366,627	546	(11,698)	2,355,475
Agency-issued collateralized mortgage obligations—fixed rate	4,225,781	3,054	(32,999)	4,195,836
Agency-issued collateralized mortgage obligations—variable rate	370,779	758	(33)	371,504
Agency-issued commercial mortgage-backed securities	1,214,716	3,405	(3,475)	1,214,646
Municipal bonds and notes	67,587	55	(830)	66,812
Total held-to-maturity securities	$8,790,963	$16,694	$(49,035)	$8,758,622

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of March 31, 2016:

	March 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$31,969	$(147)	$42,989	$(475)	$74,958	$(622)
Agency-issued collateralized mortgage obligations—fixed rate	181,655	(1,466)	358,847	(3,017)	540,502	(4,483)
Agency-issued collateralized mortgage obligations—variable rate	177,805	(352)	—	—	177,805	(352)
Agency-issued commercial mortgage-backed securities	31,913	(19)	26,907	(184)	58,820	(203)
Municipal bonds and notes	25,875	(168)	27,982	(599)	53,857	(767)
Total temporarily impaired securities (1):	$449,217	$(2,152)	$456,725	$(4,275)	$905,942	$(6,427)

(1)
As of March 31, 2016, we identified a total of 161 investments that were in unrealized loss positions, of which 72 investments totaling $456.7 million with unrealized losses of $4.3 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2016, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of March 31, 2016, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2015:

	December 31, 2015
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$2,121,258	$(10,860)	$22,507	$(838)	$2,143,765	$(11,698)
Agency-issued collateralized mortgage obligations—fixed rate	3,153,483	(30,230)	150,058	(2,769)	3,303,541	(32,999)
Agency-issued collateralized mortgage obligations—variable rate	170,350	(33)	—	—	170,350	(33)
Agency-issued commercial mortgage-backed securities	823,414	(2,994)	40,276	(481)	863,690	(3,475)
Municipal bonds and notes	34,278	(274)	25,509	(556)	59,787	(830)
Total temporarily impaired securities (1):	$6,302,783	$(44,391)	$238,350	$(4,644)	$6,541,133	$(49,035)

(1)
As of December 31, 2015, we identified a total of 384 investments that were in unrealized loss positions, of which 58 investments totaling $238.4 million with unrealized losses of $4.6 million have been in an impaired position for a period of time greater than 12 months.

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of March 31, 2016. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	March 31, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$589,076	2.70%	$—	—%	$16,702	4.07%	$572,374	2.66%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,308,454	2.44	—	—	222,948	2.78	350,836	1.84	1,734,670	2.51
Agency-issued collateralized mortgage obligations - fixed rate	4,047,342	1.73	—	—	—	—	25,320	1.75	4,022,022	1.73
Agency-issued collateralized mortgage obligations - variable rate	359,244	0.74	—	—	—	—	—	—	359,244	0.74
Agency-issued commercial mortgage-backed securities	1,181,904	2.12	—	—	—	—	—	—	1,181,904	2.12
Municipal bonds and notes	62,218	6.03	5,192	5.59	28,710	5.98	25,700	6.14	2,616	6.46
Total	$8,548,238	2.03	$5,192	5.59	$268,360	3.20	$974,230	2.43	$7,300,456	1.93

Non-marketable and Other Securities
The components of our non-marketable and other investment securities portfolio at March 31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$145,649	$152,237
Other venture capital investments (2)	2,040	2,040
Other securities (fair value accounting) (3)	468	548
Non-marketable securities (equity method accounting) (4):
Venture capital and private equity fund investments	83,555	85,705
Debt funds	21,809	21,970
Other investments	120,026	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	117,409	120,676
Other investments	19,797	18,882
Investments in qualified affordable housing projects, net (6)	157,744	154,356
Total non-marketable and other securities	$668,497	$674,946

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and our ownership percentage of each fund at March 31, 2016 and December 31, 2015 (fair value accounting):

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$20,538	12.6%	$20,794	12.6%
SVB Capital Preferred Return Fund, LP	58,156	20.0	60,619	20.0
SVB Capital—NT Growth Partners, LP	59,744	33.0	62,983	33.0
Other private equity fund (i)	7,211	58.2	7,841	58.2
Total venture capital and private equity fund investments	$145,649		$152,237

(i)
At March 31, 2016, we had a direct ownership interest of 41.5 percent in other private equity funds and an indirect ownership interest of 12.6 percent through our ownership interest of SVB Capital—NT Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of SVB Capital Preferred Return Fund, LP.

(2)
The following table shows the amounts of other venture capital investments held by the following funds and our ownership percentage of each fund at March 31, 2016 and December 31, 2015 (fair value accounting):

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$2,040	10.7%	$2,040	10.7%
Total other venture capital investments	$2,040		$2,040

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2016 and December 31, 2015 (equity method accounting):

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
SVB Strategic Investors Fund II, LP	$9,326	8.6%	$10,035	8.6%
SVB Strategic Investors Fund III, LP	22,225	5.9	23,926	5.9
SVB Strategic Investors Fund IV, LP	25,570	5.0	26,411	5.0
Other venture capital and private equity fund investments	26,434	Various	25,333	Various
Total venture capital and private equity fund investments	$83,555		$85,705
Debt funds:
Gold Hill Capital 2008, LP (i)	$18,106	15.5%	$17,453	15.5%
Other debt funds	3,703	Various	4,517	Various
Total debt funds	$21,809		$21,970
Other investments:
China Joint Venture investment	$79,260	50.0%	$78,799	50.0%
Other investments	40,766	Various	39,733	Various
Total other investments	$120,026		$118,532

(i)	At March 31, 2016, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 267 funds (primarily venture capital funds) at both March 31, 2016 and December 31, 2015, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $117 million and $233 million, respectively, as of March 31, 2016. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $121 million and $233 million, respectively, as of December 31, 2015.

(6)	The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Investments in qualified affordable housing projects, net	$157,744	$154,356
Accrued expenses and other liabilities	87,754	90,978

The following table presents other information relating to our investments in qualified affordable housing projects for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Tax credits and other tax benefits recognized	$4,207	$3,213
Amortization expense included in provision for income taxes (i)	3,612	2,797

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$1,753	$2,690
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	2,823	8,822
Other venture capital investments	8	183
Other securities (fair value accounting)	63	8,787
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	1,694	7,832
Debt funds	900	1,505
Other investments	810	865
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	2,338	4,833
Other investments	—	358
Total gross gains on investment securities	10,389	35,875
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(2,570)	(94)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(7,893)	(948)
Other venture capital investments	(38)	(52)
Other securities (fair value accounting)	(157)	(672)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(3,863)	(28)
Debt funds	(45)	(588)
Other investments	(336)	—
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(171)	(224)
Other investments	—	(6)
Total gross losses on investment securities	(15,073)	(2,612)
(Losses) gains on investment securities, net	$(4,684)	$33,263

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
For the three months ended March 31, 2016 and 2015, includes OTTI losses of $0.2 million from the declines in value for 10 of the 267 investments and $0.1 million from the declines in value for 9 of the 277 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

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
The composition of loans, net of unearned income of $111 million and $115 million at March 31, 2016 and December 31, 2015, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial loans:
Software and internet	$5,454,552	$5,437,915
Hardware	1,056,933	1,071,528
Private equity/venture capital	6,299,608	5,467,577
Life science/healthcare	1,727,992	1,710,642
Premium wine	183,917	201,175
Other	357,600	312,278
Total commercial loans	15,080,602	14,201,115
Real estate secured loans:
Premium wine (1)	653,993	646,120
Consumer loans (2)	1,653,531	1,544,440
Other	44,603	44,830
Total real estate secured loans	2,352,127	2,235,390
Construction loans	74,003	78,682
Consumer loans	228,415	226,883
Total loans, net of unearned income (3)	$17,735,147	$16,742,070

(1)	Included in our premium wine portfolio are gross construction loans of $106 million and $121 million at March 31, 2016 and December 31, 2015, respectively.

(2)	Consumer loans secured by real estate at March 31, 2016 and December 31, 2015 were comprised of the following:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Loans for personal residence	$1,414,665	$1,312,818
Loans to eligible employees	167,818	156,001
Home equity lines of credit	71,048	75,621
Consumer loans secured by real estate	$1,653,531	$1,544,440

(3)	Included within our total loan portfolio are credit card loans of $193 million and $177 million at March 31, 2016 and December 31, 2015, respectively.

Credit Quality
The composition of loans, net of unearned income of $111 million and $115 million at March 31, 2016 and December 31, 2015, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Commercial loans:
Software and internet	$5,454,552	$5,437,915
Hardware	1,056,933	1,071,528
Private equity/venture capital	6,299,608	5,467,577
Life science/healthcare	1,727,992	1,710,642
Premium wine	837,910	847,295
Other	476,206	435,790
Total commercial loans	15,853,201	14,970,747
Consumer loans:
Real estate secured loans	1,653,531	1,544,440
Other consumer loans	228,415	226,883
Total consumer loans	1,881,946	1,771,323
Total loans, net of unearned income	$17,735,147	$16,742,070

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2016:
Commercial loans:
Software and internet	$13,989	$2,578	$2	$16,569	$5,368,871	$2
Hardware	1,181	149	20	1,350	1,035,479	20
Private equity/venture capital	21,212	29	—	21,241	6,324,848	—
Life science/healthcare	6,978	37	—	7,015	1,700,711	—
Premium wine	712	—	—	712	836,496	—
Other	850	89	5	944	472,921	5
Total commercial loans	44,922	2,882	27	47,831	15,739,326	27
Consumer loans:
Real estate secured loans	7,166	—	—	7,166	1,645,047	—
Other consumer loans	80	1,800	—	1,880	226,369	—
Total consumer loans	7,246	1,800	—	9,046	1,871,416	—
Total gross loans excluding impaired loans	52,168	4,682	27	56,877	17,610,742	27
Impaired loans	1,575	—	13,237	14,812	163,650	—
Total gross loans	$53,743	$4,682	$13,264	$71,689	$17,774,392	$27
December 31, 2015:
Commercial loans:
Software and internet	$3,384	$6,638	$—	$10,022	$5,371,222	$—
Hardware	1,061	66	—	1,127	1,051,368	—
Private equity/venture capital	—	17	—	17	5,511,912	—
Life science/healthcare	853	6,537	—	7,390	1,665,801	—
Premium wine	16	65	—	81	847,249	—
Other	14	22	—	36	438,313	—
Total commercial loans	5,328	13,345	—	18,673	14,885,865	—
Consumer loans:
Real estate secured loans	4,911	865	—	5,776	1,537,421	—
Other consumer loans	228	115	—	343	226,369	—
Total consumer loans	5,139	980	—	6,119	1,763,790	—
Total gross loans excluding impaired loans	10,467	14,325	—	24,792	16,649,655	—
Impaired loans	333	—	7,221	7,554	175,130	—
Total gross loans	$10,800	$14,325	$7,221	$32,346	$16,824,785	$—

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
March 31, 2016:
Commercial loans:
Software and internet	$108,871	$561	$109,432	$122,585
Hardware	27,702	214	27,916	28,764
Private equity/venture capital	—	—	—	—
Life science/healthcare	33,040	—	33,040	34,205
Premium wine	1,295	1,132	2,427	2,991
Other	5,516	—	5,516	5,516
Total commercial loans	176,424	1,907	178,331	194,061
Consumer loans:
Real estate secured loans	131	—	131	1,388
Other consumer loans	—	—	—	—
Total consumer loans	131	—	131	1,388
Total	$176,555	$1,907	$178,462	$195,449
December 31, 2015:
Commercial loans:
Software and internet	$100,866	$—	$100,866	$125,494
Hardware	27,736	—	27,736	27,869
Private equity/venture capital	—	—	—	—
Life science/healthcare	50,429	925	51,354	55,310
Premium wine	898	1,167	2,065	2,604
Other	520	—	520	520
Total commercial loans	180,449	2,092	182,541	211,797
Consumer loans:
Real estate secured loans	143	—	143	1,393
Other consumer loans	—	—	—	—
Total consumer loans	143	—	143	1,393
Total	$180,592	$2,092	$182,684	$213,190

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three months ended March 31, 2016 and 2015:

Three months ended March 31,	Average impaired loans		Interest income on impaired loans
(dollars in thousands)	2016	2015	2016	2015 (1)
Commercial loans:
Software and internet	$89,367	$33,725	$421	$—
Hardware	24,426	1,643	397	—
Life science/healthcare	39,690	400	133	—
Premium wine	2,171	1,282	17	—
Other	3,853	2,139	7	—
Total commercial loans	159,507	39,189	975	—
Consumer loans:
Real estate secured loans	135	195	—	—
Other consumer loans	34	88	—	—
Total consumer loans	169	283	—	—
Total average impaired loans	$159,676	$39,472	$975	$—

(1)	For the three months ended March 31, 2015 all impaired loans were nonaccrual loans and no interest income was recognized.

The following tables summarize the activity relating to our allowance for loan losses for the three months ended March 31, 2016 and 2015, broken out by portfolio segment:

Three months ended March 31, 2016 (dollars in thousands)	Beginning Balance December 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance March 31, 2016
Commercial loans:
Software and internet	$103,045	$(22,161)	$3,960	$22,054	$106,898
Hardware	23,085	(1,486)	239	1,998	23,836
Private equity/venture capital	35,282	—	—	8,404	43,686
Life science/healthcare	36,576	(2,395)	491	(4,387)	30,285
Premium wine	5,205	—	—	39	5,244
Other	4,252	(30)	730	4,595	9,547
Total commercial loans	207,445	(26,072)	5,420	32,703	219,496
Consumer loans	10,168	(102)	49	638	10,753
Total allowance for loan losses	$217,613	$(26,174)	$5,469	$33,341	$230,249

Three months ended March 31, 2015 (dollars in thousands)	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Ending Balance March 31, 2015
Commercial loans:
Software and internet	$80,981	$(1,403)	$447	$2,067	$82,092
Hardware	25,860	(3,210)	928	(2,320)	21,258
Private equity/venture capital	27,997	—	—	2,840	30,837
Life science/healthcare	15,208	(225)	34	306	15,323
Premium wine	4,473	—	—	30	4,503
Other	3,253	(649)	10	3,537	6,151
Total commercial loans	157,772	(5,487)	1,419	6,460	160,164
Consumer loans	7,587	—	132	(8)	7,711
Total allowance for loan losses	$165,359	$(5,487)	$1,551	$6,452	$167,875
The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of March 31, 2016 and December 31, 2015, broken out by portfolio segment:

	March 31, 2016				December 31, 2015
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$36,886	$109,432	$70,012	$5,345,120	$34,098	$100,866	$68,947	$5,337,049
Hardware	2,872	27,916	20,964	1,029,017	3,160	27,736	19,925	1,043,792
Private equity/venture capital	—	—	43,686	6,299,608	—	—	35,282	5,467,577
Life science/healthcare	11,735	33,040	18,550	1,694,952	20,230	51,354	16,346	1,659,288
Premium wine	129	2,427	5,115	835,483	90	2,065	5,115	845,230
Other	5,052	5,516	4,495	470,690	52	520	4,200	435,270
Total commercial loans	56,674	178,331	162,822	15,674,870	57,630	182,541	149,815	14,788,206
Consumer loans	131	131	10,622	1,881,815	143	143	10,025	1,771,180
Total	$56,805	$178,462	$173,444	$17,556,685	$57,773	$182,684	$159,840	$16,559,386
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. When a significant payment delay occurs on a criticized loan, the loan is impaired. The loan is also considered for nonaccrual status if full repayment is determined to be improbable. All of our nonaccrual loans are risk-rated 8 or 9 and are classified under the nonperforming impaired category. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2015 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
March 31, 2016:
Commercial loans:
Software and internet	$4,832,174	$553,266	$27,657	$81,775	$5,494,872
Hardware	882,651	154,178	27,589	327	1,064,745
Private equity/venture capital	6,345,463	626	—	—	6,346,089
Life science/healthcare	1,557,912	149,814	7,461	25,579	1,740,766
Premium wine	797,390	39,818	1,294	1,133	839,635
Other	466,715	7,150	516	5,000	479,381
Total commercial loans	14,882,305	904,852	64,517	113,814	15,965,488
Consumer loans:
Real estate secured loans	1,652,213	—	—	131	1,652,344
Other consumer loans	227,463	786	—	—	228,249
Total consumer loans	1,879,676	786	—	131	1,880,593
Total gross loans	$16,761,981	$905,638	$64,517	$113,945	$17,846,081
December 31, 2015:
Commercial loans:
Software and internet	$4,933,179	$448,065	$23,321	$77,545	$5,482,110
Hardware	955,675	96,820	27,306	430	1,080,231
Private equity/venture capital	5,474,929	37,000	—	—	5,511,929
Life science/healthcare	1,544,555	128,636	7,247	44,107	1,724,545
Premium wine	825,058	22,272	898	1,167	849,395
Other	429,481	8,868	520	—	438,869
Total commercial loans	14,162,877	741,661	59,292	123,249	15,087,079
Consumer loans:
Real estate secured loans	1,539,468	3,729	—	143	1,543,340
Other consumer loans	224,601	2,111	—	—	226,712
Total consumer loans	1,764,069	5,840	—	143	1,770,052
Total gross loans	$15,926,946	$747,501	$59,292	$123,392	$16,857,131
TDRs
As of March 31, 2016 we had 17 TDRs with a total carrying value of $86.0 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were less than $0.1 million of unfunded commitments available for funding to the clients associated with these TDRs as of March 31, 2016.

The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Loans modified in TDRs:
Commercial loans:
Software and internet	$57,836	$56,790
Hardware	155	473
Life science/healthcare	25,104	51,878
Premium wine	2,427	2,065
Other	517	519
Total commercial loans	86,039	111,725
Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—
Total	$86,039	$111,725
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Loans modified in TDRs during the period:
Commercial loans:
Software and internet (1)	$10,854	$—
Hardware	—	4,000
Premium wine	505	—
Total commercial loans	11,359	4,000
Consumer loans:
Real estate secured loans	—	1,280
Total consumer loans	—	1,280
Total loans modified in TDRs during the period (1)	$11,359	$5,280

(1)	There were $3.8 million of partial charge-offs during the three months ended March 31, 2016 and no partial charge-offs during the three months ended March 31, 2015.
During the three months ended March 31, 2016, new TDRs of $9.0 million were modified through partial forgiveness of principal and $2.4 million were modified through payment deferrals granted to our clients.
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
There were no loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2016. We had $30 thousand of consumer real estate secured loans modified within the previous 12 months that defaulted during the three months ended March 31, 2015.

Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of March 31, 2016.

8.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at March 31, 2016 and December 31, 2015:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2016	March 31, 2016	December 31, 2015
Short-term borrowings:
Short-term FHLB advances		$—	$—	$638,000
Federal funds purchased		—	—	135,000
Other short-term borrowings	(1)	—	—	1,900
Total short-term borrowings			$—	$774,900
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$346,744	$346,667
5.375% Senior Notes	September 15, 2020	350,000	347,155	347,016
6.05% Subordinated Notes (2)	June 1, 2017	45,964	48,045	48,350
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,626	54,669
Total long-term debt			$796,570	$796,702

(1)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

(2)
At March 31, 2016 and December 31, 2015, included in the carrying value of our 6.05% Subordinated Notes was an interest rate swap valued at $2.4 million and $2.8 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to long-term debt was $9.0 million for the three months ended March 31, 2016, and $8.0 million for the three months ended March 31, 2015. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2016, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at March 31, 2016 totaled $1.8 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2016 totaled $0.9 billion, all of which was unused and available to support additional borrowings.

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
We assess hedge effectiveness under ASC 815, Derivatives and Hedging, using the long-haul method. Any differences associated with our interest rate swap that arise as a result of hedge ineffectiveness are recorded through net gains on derivative instruments, in noninterest income, a component of consolidated net income.
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
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2-“Summary of Significant Accounting Policies" under Part II, Item 8 of our 2015 Form 10-K.

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
The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2016 and December 31, 2015 were as follows:

		March 31, 2016				December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$2,400	$—	$2,400	$45,964	$2,768	$—	$2,768
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	17,808	306	—	306	49,287	809	—	809
Foreign exchange forwards	Other liabilities	78,440	(2,932)	—	(2,932)	6,586	(669)	—	(669)
Net exposure			(2,626)	—	(2,626)		140	—	140
Other derivative instruments:
Equity warrant assets	Other assets	207,504	130,670	—	130,670	210,102	137,105	—	137,105
Other derivatives:
Client foreign exchange forwards	Other assets	1,369,777	46,713	—	46,713	935,514	29,722	1,900	27,822
Client foreign exchange forwards	Other liabilities	1,160,600	(41,896)	—	(41,896)	841,182	(24,978)	—	(24,978)
Client foreign currency options	Other assets	30,568	600	—	600	46,625	706	—	706
Client foreign currency options	Other liabilities	30,568	(600)	—	(600)	46,625	(706)	—	(706)
Client interest rate derivatives	Other assets	299,750	6,432	—	6,432	422,741	3,973	—	3,973
Client interest rate derivatives	Other liabilities	339,685	(7,263)	—	(7,263)	422,741	(4,384)	—	(4,384)
Net exposure			3,986	—	3,986		4,333	1,900	2,433
Net			$134,430	$—	$134,430		$144,346	$1,900	$142,446

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2016 remain at investment grade or higher and there were no material changes in their credit ratings during the three months ended March 31, 2016.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2016 and 2015 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2016	2015
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$609	$638
Changes in fair value of interest rate swaps	Net (losses) gains on derivative instruments	(17)	(3)
Net gains associated with interest rate risk derivatives		$592	$635
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains (losses) on revaluations of foreign currency instruments	Other noninterest income	$2,491	$(20,159)
(Losses) gains on internal foreign exchange forward contracts, net	Net (losses) gains on derivative instruments	(2,208)	20,018
Net losses associated with currency risk		$283	$(141)
Other derivative instruments:
Gains on revaluations of client foreign exchange forward contracts, net	Other noninterest income	$3,653	$624
Losses on client foreign exchange forward contracts, net	Net (losses) gains on derivative instruments	(5,654)	(507)
Net (losses) gains associated with client foreign exchange forward contracts		$(2,001)	$117
Net gains on equity warrant assets	Net (losses) gains on derivative instruments	$6,605	$20,278
Net losses on other derivatives	Net (losses) gains on derivative instruments	$(421)	$(57)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016
Derivative Assets:
Interest rate swaps	$2,400	$—	$2,400	$(2,400)	$—	$—
Foreign exchange forwards	47,019	—	47,019	(20,366)	—	26,653
Foreign currency options	600	—	600	(220)	—	380
Client interest rate derivatives	6,432	—	6,432	(6,406)	—	26
Total derivative assets:	56,451	—	56,451	(29,392)	—	27,059
Reverse repurchase, securities borrowing, and similar arrangements	288,421	—	288,421	(288,421)	—	—
Total	$344,872	$—	$344,872	$(317,813)	$—	$27,059
December 31, 2015
Derivative Assets:
Interest rate swaps	$2,768	$—	$2,768	$(2,768)	$—	$—
Foreign exchange forwards	30,531	—	30,531	(18,141)	(1,900)	10,490
Foreign currency options	711	(5)	706	(706)	—	—
Client interest rate derivatives	3,973	—	3,973	(3,973)	—	—
Total derivative assets:	37,983	(5)	37,978	(25,588)	(1,900)	10,490
Reverse repurchase, securities borrowing, and similar arrangements	125,391	—	125,391	(125,391)	—	—
Total	$163,374	$(5)	$163,369	$(150,979)	$(1,900)	$10,490
The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2016
Derivative Liabilities:
Foreign exchange forwards	$44,828	$—	$44,828	$(32,507)	$—	$12,321
Foreign currency options	600	—	600	(380)	—	220
Client interest rate derivatives	7,263	—	7,263	(7,263)	—	—
Total derivative liabilities:	52,691	—	52,691	(40,150)	—	12,541
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$52,691	$—	$52,691	$(40,150)	$—	$12,541
December 31, 2015
Derivative Liabilities:
Foreign exchange forwards	$25,647	$—	$25,647	$(10,818)	$—	$14,829
Foreign currency options	711	(5)	706	—	—	706
Client interest rate derivatives	4,384	—	4,384	(4,384)	—	—
Total derivative liabilities:	30,742	(5)	30,737	(15,202)	—	15,535
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$30,742	$(5)	$30,737	$(15,202)	$—	$15,535

10.	Other Noninterest Income (Loss) and Other Noninterest Expense
A summary of other noninterest income for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Fund management fees	$4,620	$3,722
Service-based fee income	2,092	2,106
Gains (losses) on revaluation of foreign currency instruments (1)	2,491	(20,159)
Other (2) (3)	6,768	6,653
Total other noninterest income (loss)	$15,971	$(7,678)

(1)	Represents the net revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

(3)
Amount for the three months ended March 31, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

A summary of other noninterest expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Lending and other client related processing costs	$4,295	$3,549
Telephone	2,233	1,959
Data processing services	1,829	1,833
Dues and publications	802	585
Postage and supplies	790	765
Other (1)	4,844	4,831
Total other noninterest expense	$14,793	$13,522

(1)
Amount for the three months ended March 31, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three months ended March 31, 2016 and 2015 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended March 31, 2016
Net interest income	$256,178	$13,672	$—	$11,571	$281,421
Provision for loan losses	(32,703)	(638)	—	—	(33,341)
Noninterest income	74,759	627	2,453	8,295	86,134
Noninterest expense (3)	(154,206)	(3,405)	(3,913)	(42,509)	(204,033)
Income before income tax expense (4)	$144,028	$10,256	$(1,460)	$(22,643)	$130,181
Total average loans, net of unearned income	$14,919,735	$1,871,820	$—	$220,880	$17,012,435
Total average assets (5)	41,533,434	1,893,413	349,011	414,332	44,190,190
Total average deposits	37,837,645	1,130,736	—	299,748	39,268,129
Three months ended March 31, 2015
Net interest income	$203,749	$9,723	$1	$25,452	$238,925
Provision for loan losses	(6,460)	8	—	—	(6,452)
Noninterest income	63,193	397	20,678	39,256	123,524
Noninterest expense (3)	(138,448)	(2,876)	(3,486)	(45,731)	(190,541)
Income before income tax expense (4)	$122,034	$7,252	$17,193	$18,977	$165,456
Total average loans, net of unearned income	$12,505,385	$1,373,149	$—	$169,751	$14,048,285
Total average assets (5)	35,581,252	1,445,871	269,982	924,236	38,221,341
Total average deposits	32,469,427	1,251,939	—	140,870	33,862,236

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items".

(2)
The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income is attributable primarily to interest earned from our fixed income investment portfolio, net of FTP. Noninterest income is attributable primarily to noncontrolling interests and gains on equity warrant assets. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $5.7 million and $5.3 million for the three months March 31, 2016 and 2015, respectively.

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

Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,257,696	$1,312,734
Variable interest rate commitments	13,091,598	12,822,461
Total loan commitments available for funding	14,349,294	14,135,195
Commercial and standby letters of credit (2)	1,530,904	1,479,164
Total unfunded credit commitments	$15,880,198	$15,614,359
Commitments unavailable for funding (3)	$1,975,551	$2,026,532
Maximum lending limits for accounts receivable factoring arrangements (4)	960,071	1,006,404
Reserve for unfunded credit commitments (5)	34,541	34,415

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at March 31, 2016. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,421,632	$25,365	$1,446,997	$1,446,997
Performance standby letters of credit	67,298	5,223	72,521	72,521
Commercial letters of credit	11,386	—	11,386	11,386
Total	$1,500,316	$30,588	$1,530,904	$1,530,904
Deferred fees related to financial and performance standby letters of credit were $9 million at March 31, 2016 and $10 million at December 31, 2015. At March 31, 2016, collateral in the form of cash of $741 million and available-for-sale securities of $0.5 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2016:

Our Ownership in Venture Capital and Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	900	—	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,275	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V Funds	515	142	Various
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Debt funds (equity method accounting	58,637	—	Various
Other fund investments (3)	299,540	11,870	Various
Total	$471,027	$19,122

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

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

(4)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Item 1 of Part I of our 2015 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2016:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$2,250
SVB Capital Preferred Return Fund, LP	1,271
SVB Capital—NT Growth Partners, LP	3,089
Total	$6,610

13.	Income Taxes
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
At March 31, 2016, our unrecognized tax benefit was $3.4 million, the recognition of which would reduce our income tax expense by $2.2 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three months ended March 31, 2016.

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
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20% for certain warrants that have lock-up restrictions or other features that indicate a discount to fair value is warranted. As a lock-up term nears, and other sale restrictions are lifted, discounts are adjusted downward to zero percent once all restrictions expire or are removed.
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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2016
Assets
Available-for-sale securities:
U.S. Treasury securities	$9,954,354	$—	$—	$9,954,354
U.S. agency debentures	—	2,485,431	—	2,485,431
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,312,017	—	1,312,017
Agency-issued collateralized mortgage obligations - variable rate	—	573,034	—	573,034
Equity securities	159	2,084	—	2,243
Total available-for-sale securities	9,954,513	4,372,566	—	14,327,079
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	145,649
Other venture capital investments (2)	—	—	2,040	2,040
Other securities (2)	468	—	—	468
Total non-marketable and other securities (fair value accounting)	468	—	2,040	148,157
Other assets:
Interest rate swaps	—	2,400	—	2,400
Foreign exchange forward and option contracts	—	47,619	—	47,619
Equity warrant assets	—	1,688	128,982	130,670
Client interest rate derivatives	—	6,432	—	6,432
Total assets (2)	$9,954,981	$4,430,705	$131,022	$14,662,357
Liabilities
Foreign exchange forward and option contracts	$—	$45,428	$—	$45,428
Client interest rate derivatives	—	7,263	—	7,263
Total liabilities	$—	$52,691	$—	$52,691

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Assets
Available-for-sale securities:
U.S. Treasury securities	$11,678,035	$—	$—	$11,678,035
U.S. agency debentures	—	2,690,029	—	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,399,279	—	1,399,279
Agency-issued collateralized mortgage obligations - variable rate	—	607,936	—	607,936
Equity securities	4,517	952	—	5,469
Total available-for-sale securities	11,682,552	4,698,196	—	16,380,748
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	152,237
Other venture capital investments (2)	—	—	2,040	2,040
Other securities (2)	548	—	—	548
Total non-marketable and other securities (fair value accounting)	548	—	2,040	154,825
Other assets:
Interest rate swaps	—	2,768	—	2,768
Foreign exchange forward and option contracts	—	31,237	—	31,237
Equity warrant assets	—	1,937	135,168	137,105
Client interest rate derivatives	—	3,973	—	3,973
Total assets (2)	$11,683,100	$4,738,111	$137,208	$16,710,656
Liabilities
Foreign exchange forward and option contracts	$—	$26,353	$—	$26,353
Client interest rate derivatives	—	4,384	—	4,384
Total liabilities	$—	$30,737	$—	$30,737

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$2,040	$(30)	$—	$—	$—	$30	$—	$2,040
Total non-marketable and other securities (fair value accounting) (1)	2,040	(30)	—	—	—	30	—	2,040
Other assets:
Equity warrant assets (2)	135,168	7,179	—	(15,416)	2,374	—	(323)	128,982
Total assets	$137,208	$7,149	$—	$(15,416)	$2,374	$30	$(323)	$131,022
Three months ended March 31, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (3)	$3,291	$131	$—	$(32)	$—	$—	$—	$3,390
Total non-marketable and other securities (fair value accounting) (1)	3,291	131	—	(32)	—	—	—	3,390
Other assets:
Equity warrant assets (2)	114,698	20,084	—	(14,765)	2,487	—	(243)	122,261
Total assets	$117,989	$20,215	$—	$(14,797)	$2,487	$—	$(243)	$125,651

(1)	Realized and unrealized gains (losses) are recorded in the line items “(losses) gains on investment securities, net” a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “(losses) gains on derivative instruments, net”, a component of noninterest income.

(3)	Beginning balance was adjusted to conform with our adoption of the new accounting standard (ASU 2015-02), Amendments to the Consolidation Analysis (Topic 820).

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2016 and 2015, respectively:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$—	$99
Other assets:
Equity warrant assets (2)	1,465	16,261
Total unrealized gains, net	$1,465	$16,360
Unrealized gains attributable to noncontrolling interests	$—	$88

(1)	Unrealized gains (losses) are recorded in the line item “(losses) gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “(losses) gains on derivative instruments, net”, a component of noninterest income.
The extent to which any unrealized gains will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2016 and December 31, 2015. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
March 31, 2016:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	165	Modified Black-Scholes option pricing model	Volatility	41.5%
			Risk-Free interest rate	1.3%
			Sales restrictions discount (2)	16.8%
Equity warrant assets (private portfolio)	128,817	Modified Black-Scholes option pricing model	Volatility	36.9%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	17.3%
			Remaining life assumption (4)	45.0%
December 31, 2015:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,786	Modified Black-Scholes option pricing model	Volatility	38.1%
			Risk-Free interest rate	2.1%
			Sales restrictions discount (2)	18.0%
Equity warrant assets (private portfolio)	133,382	Modified Black-Scholes option pricing model	Volatility	36.0%
			Risk-Free interest rate	1.1%
			Marketability discount (3)	16.6%
			Remaining life assumption (4)	45.0%

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At March 31, 2016, the weighted average contractual remaining term was 5.6 years, compared to our estimated remaining life of 2.5 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three months ended March 31, 2016 and 2015, we did not have any transfers between Level 2 and Level 1 or transfers between Level 3 and Level 1. Transfers from Level 3 to Level 2 for the three months ended March 31, 2016 were due primarily due to the expiration of lock-up, and other sales restrictions on certain of our public warrant positions. Transfers from Level 3 to Level 2 for the three months ended March 31, 2015 were due primarily to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at March 31, 2016 and December 31, 2015. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.
The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2016 and December 31, 2015:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2016:
Financial assets:
Cash and cash equivalents	$1,868,512	$1,868,512	$1,868,512	$—	$—
Held-to-maturity securities	8,548,238	8,630,952	—	8,630,952	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	117,471	120,299	—	—	120,299
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	245,125	361,657	—	—	—
Net commercial loans	15,633,705	15,703,446	—	—	15,703,446
Net consumer loans	1,871,193	1,847,619	—	—	1,847,619
FHLB and Federal Reserve Bank stock	56,991	56,991	—	—	56,991
Accrued interest receivable	105,062	105,062	—	105,062	—
Financial liabilities:
Non-maturity deposits (2)	38,695,925	38,695,925	38,695,925	—	—
Time deposits	63,796	63,686	—	63,686	—
3.50% Senior Notes	346,744	345,506	—	345,506	—
5.375% Senior Notes	347,155	389,946	—	389,946	—
6.05% Subordinated Notes (3)	48,045	49,368	—	49,368	—
7.0% Junior Subordinated Debentures	54,626	53,039	—	53,039	—
Accrued interest payable	4,888	4,888	—	4,888	—
Off-balance sheet financial assets:
Commitments to extend credit	—	25,515	—	—	25,515
December 31, 2015:
Financial assets:
Cash and cash equivalents	$1,503,257	$1,503,257	$1,503,257	$—	$—
Held-to-maturity securities	8,790,963	8,758,622	—	8,758,622	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	114,795	117,172	—	—	117,172
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	250,970	364,799	—	—	—
Net commercial loans	14,763,302	14,811,588	—	—	14,811,588
Net consumer loans	1,761,155	1,737,960	—	—	1,737,960
FHLB and Federal Reserve Bank stock	56,991	56,991	—	—	56,991
Accrued interest receivable	107,604	107,604	—	107,604	—
Financial liabilities:
Short-term FHLB advances	638,000	638,000	638,000	—	—
Federal funds purchased	135,000	135,000	135,000	—	—
Other short-term borrowings	1,900	1,900	1,900	—	—
Non-maturity deposits (2)	39,072,297	39,072,297	39,072,297	—	—
Time deposits	70,479	70,347	—	70,347	—
3.50% Senior Notes	346,667	333,648	—	333,648	—
5.375% Senior Notes	347,016	384,216	—	384,216	—
6.05% Subordinated Notes (3)	48,350	49,820	—	49,820	—
7.0% Junior Subordinated Debentures	54,669	52,905	—	52,905	—
Accrued interest payable	12,058	12,058	—	12,058	—
Off-balance sheet financial assets:
Commitments to extend credit	—	26,483	—	—	26,483

(1)
In accordance with the accounting standard (ASU 2015-07, Fair Value Measurement (Topic 820)), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. See Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 in this report.

(2)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(3)
At March 31, 2016 and December 31, 2015, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $2.4 million and $2.8 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2016:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$145,649	$145,649	$6,610
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	83,555	83,555	4,954
Debt funds (2)	21,809	23,066	—
Other investments (2)	22,352	22,352	886
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	117,409	232,684	9,938
Total	$390,774	$507,306	$22,388

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $103 million and $5 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
During the three months ended March 31, 2016, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.
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

•	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions

•	Forecasts of private equity/venture capital funding and investment levels

•	Forecasts of future interest rates, economic performance, and income from investments

•	Forecasts of expected levels of provisions for loan losses, nonperforming loans, loan growth and client funds

•	Descriptions of assumptions underlying or relating to any of the foregoing
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

•	The impact of lawsuits and claims

•	Changes in accounting standards and tax laws

•	The levels of equity capital available to our client or portfolio companies

•	The effectiveness of our risk management framework and quantitative models

•	The sale of impaired assets

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2015 Form 10-K

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
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2015 Form 10-K.
Reclassifications
Certain amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).
Management’s Overview of First Quarter 2016 Performance
Overall, we had a solid first quarter in 2016, which was reflective of strong average loan growth, higher core fee income, and healthy credit quality of our overall loan portfolio despite an increase in our loan loss provision, and a higher level of gross charge-offs. Our core business performed well as a result of our ongoing focus on innovation companies and their investors, continued positive business conditions for our clients, and our efforts to secure client relationships. Softness in the venture capital markets pressured our early-stage loan portfolio and drove lower warrant and venture capital-related investment gains.
A summary of our performance for the three months ended March 31, 2016 (compared to March 31, 2015, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $44.2 billion in average total assets (up 15.6%). $43.6 billion in period end total assets (up 12.9%).
Investments. $23.4 billion in average investment securities (up 10.4%). $23.5 billion in period-end investments securities (up 5.9%).
Loans. $17.0 billion in average total loan balances, net of unearned income (up 21.1%). $17.7 billion in period-end total loan balances, net of unearned income (up 22.8%).
Deposits. $39.3 billion in average total deposit balances (up 16.0%). $38.8 billion in period-end total deposit balances (up 14.2%).
Off-Balance Sheet Client Investment Funds. $42.5 billion in total average client investment fund balances (up 26.3%). $42.3 billion in total period-end client investment fund balances (up 20.2%).

EPS. Earnings per diluted share (“EPS”) of $1.52 (down 11.1%).
Net income. Consolidated net income available to common stockholders of $79.2 million (down 10.6%).
- Net interest income of $281.4 million (up 17.8%).
- Net interest margin of 2.67% (up 2 bps).
- Noninterest income of $86.1 million, with non-GAAP core fee income (fee income for deposit services, letters of credit, business credit cards, client investments, foreign exchange and lending-related activities) of $76.5 million+ (up 31.5%).
- Noninterest expense of $204.0 million (up 7.1%)

ROE. Return on average equity (annualized) (“ROE”) performance of 9.58%.

CAPITAL	CREDIT QUALITY
Capital/Liquidity. Continued strong capital and liquidity levels, all capital ratios considered "well-capitalized" under banking regulations.
- CET 1 risk-based capital ratio of 12.38%.
- Tier 1 risk-based capital ratio of 12.86%.
- Total risk-based capital ratio of 13.90%.
- Tier 1 leverage ratio of 7.69%.

Credit Quality. Prudent credit underwriting.
- Provision for loan losses of 0.75% as a percentage of period-end total gross loans (annualized).
- Net loan charge-offs of 0.49% as a percentage of average total gross loans (annualized).
- Allowance for loan losses of 1.29% as a percentage of period-end total gross loans.

+ This is a non-GAAP financial metric. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)

A summary of our performance for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data, employees and ratios)	2016	2015	% Change

Diluted earnings per common share	$1.52	$1.71	(11.1)%
Net income available to common stockholders	79,174	88,516	(10.6)
Net interest income	281,421	238,925	17.8
Net interest margin	2.67%	2.65%	2	bps
Provision for loan losses	$33,341	$6,452	416.8
Noninterest income	86,134	123,524	(30.3)
Noninterest expense	204,033	190,541	7.1%
Non-GAAP core fee income (1)	76,542	58,210	31.5
Non-GAAP noninterest income, net of noncontrolling interests (1)	88,805	109,360	(18.8)
Non-GAAP noninterest expense, net of noncontrolling interests (2)	204,124	190,249	7.3
Balance Sheet:
Average available-for-sale securities	$14,692,632	$13,571,213	8.3%
Average held-to-maturity securities	8,658,684	7,569,755	14.4
Average loans, net of unearned income	17,012,435	14,048,285	21.1
Average noninterest-bearing demand deposits	31,219,504	25,173,444	24.0
Average interest-bearing deposits	8,048,625	8,688,792	(7.4)
Average total deposits	39,268,129	33,862,236	16.0
Earnings Ratios:
Return on average assets (annualized) (3)	0.72%	0.94%	(23.4)%
Return on average SVBFG stockholders’ equity (annualized) (4)	9.58	12.38	(22.6)
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.29%	1.15%	14	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	1.01	0.99	2
Gross loan charge-offs as a % of average total gross loans (annualized)	0.61	0.16	45
Net loan charge-offs as a % of average total gross loans (annualized)	0.49	0.11	38
Capital Ratios:
CET 1 risk-based capital ratio	12.38%	11.92%	46	bps
Tier 1 risk-based capital ratio	12.86	12.53	33
Total risk-based capital ratio	13.90	13.46	44
Tier 1 leverage ratio	7.69	7.92	(23)
Tangible common equity to tangible assets (5)	7.76	7.70	6
Tangible common equity to risk-weighted assets (5)	12.82	12.30	52
Bank CET 1 risk-based capital ratio	12.57	12.36	21
Bank tier 1 risk-based capital ratio	12.57	12.36	21
Bank total risk-based capital ratio	13.66	13.35	31
Bank tier 1 leverage ratio	7.19	7.43	(24)
Bank tangible common equity to tangible assets (5)	7.55	7.60	(5)
Bank tangible common equity to risk-weighted assets (5)	13.03	12.77	26
Other Ratios:
GAAP operating efficiency ratio (6)	55.51%	52.57%	5.6%
Non-GAAP operating efficiency ratio (2)	55.09	54.56	1.0
Book value per common share (7)	$65.40	$58.16	12.4
Other Statistics:
Average full-time equivalent employees	2,160	1,955	10.5%
Period-end full-time equivalent employees	2,170	1,965	10.4

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2015 Form 10-K.
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

	2016 Compared to 2015
	Three months ended March 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$621	$180	$801
Fixed income investment portfolio (taxable)	7,765	2,011	9,776
Fixed income investment portfolio (non-taxable)	(289)	19	(270)
Loans, net of unearned income	35,693	(3,252)	32,441
Increase (decrease) in interest income, net	43,790	(1,042)	42,748
Interest expense:
Interest bearing checking and savings accounts	15	(79)	(64)
Money market deposits	23	(608)	(585)
Money market deposits in foreign offices	(9)	4	(5)
Time deposits	(15)	(22)	(37)
Sweep deposits in foreign offices	(73)	9	(64)
Total (decrease) in deposits expense	(59)	(696)	(755)
Short-term borrowings	1	29	30
3.50% Senior Notes	975	39	1,014
5.375% Senior Notes	4	3	7
Junior Subordinated Debentures	—	(1)	(1)
6.05% Subordinated Notes	(7)	58	51
Total increase in borrowings expense	973	128	1,101
Increase (decrease) in interest expense, net	914	(568)	346
Increase (decrease) in net interest income	$42,876	$(474)	$42,402
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended March 31, 2016 and 2015
Net interest income increased by $42.4 million to $281.7 million for the three months ended March 31, 2016, compared to $239.3 million for the comparable 2015 period. Overall, our net interest income increased primarily from interest earned on loans, and to a lesser extent, our fixed income investments portfolios, reflective of higher average loan and fixed income investment balances driven by our deposit growth.
The main factors affecting interest income for the three months ended March 31, 2016, compared to the comparable 2015 period are discussed below:

•	Interest income for the three months ended March 31, 2016 increased by $42.7 million primarily due to:

◦
A $32.4 million increase in interest income on loans to $197.9 million for the three months ended March 31, 2016, compared to $165.5 million for the comparable 2015 period. This increase was reflective of an increase in average loan balances of $3.0 billion, partially offset by a decrease in both gross loan and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.06 percent from 4.09 percent, reflective of a shift in the mix of our overall loan portfolio from the first quarter of 2015, partially offset by the 25 basis point increase in the target federal funds rate by the Federal Reserve in December 2015. The shift primarily includes increased growth in private equity/venture capital and SVB Private Bank loans, which tend to be higher credit quality, lower yielding loans. Loan fee yields decreased 6 basis points to 60 basis points, from 66 basis points in the comparable 2015 period. This decrease was primarily attributable to lower fee income as a percentage of our overall loan portfolio.

◦
A $9.5 million increase in interest income on fixed income investment securities to $92.0 million for the three months ended March 31, 2016, compared to $82.5 million for the comparable 2015 period. The increase was reflective of an increase in average investment securities balances of $2.2 billion, primarily as a result of our deposit growth.

Net Interest Margin (Fully Taxable Equivalent Basis)

•
Our net interest margin increased by 2 basis points to 2.67 percent for the three months ended March 31, 2016, compared to 2.65 percent for the comparable 2015 period. The higher margin during the first quarter of 2016 was reflective primarily of a shift in the mix of average interest-earning assets towards our higher yielding loan portfolio. Average loans represented 40 percent of interest earning assets for the first quarter of 2016 compared to 38 percent for the first quarter of 2015.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2016 and 2015:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2016 and 2015

	Three months ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1) (2)	$2,130,958	$2,070	0.39%	$1,499,891	$1,269	0.34%
Investment securities: (3)
Available-for-sale securities:
Taxable	14,692,632	50,083	1.37	13,571,213	44,009	1.32
Held-to-maturity securities:
Taxable	8,595,081	40,967	1.92	7,486,164	37,265	2.02
Non-taxable (4)	63,603	918	5.81	83,591	1,188	5.76
Total loans, net of unearned income (2) (5) (6)	17,012,435	197,942	4.68	14,048,285	165,501	4.78
Total interest-earning assets	42,494,709	291,980	2.76	36,689,144	249,232	2.75
Cash and due from banks (2)	402,433			239,905
Allowance for loan losses	(225,344)			(171,222)
Other assets (2) (7)	1,518,392			1,463,514
Total assets	$44,190,190			$38,221,341
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$313,460	$61	0.08%	$237,575	$125	0.21%
Money market deposits	6,097,575	946	0.06	5,947,877	1,531	0.10
Money market deposits in foreign offices	132,171	15	0.05	207,502	20	0.04
Time deposits	67,466	23	0.14	111,017	60	0.22
Sweep deposits in foreign offices	1,437,953	143	0.04	2,184,821	207	0.04
Total interest-bearing deposits	8,048,625	1,188	0.06	8,688,792	1,943	0.09
Short-term borrowings	44,752	42	0.38	43,618	12	0.11
3.50% Senior Notes	346,693	3,140	3.64	238,662	2,126	3.61
5.375% Senior Notes	347,063	4,842	5.61	346,522	4,835	5.66
Junior Subordinated Debentures	54,654	831	6.12	54,830	832	6.15
6.05% Subordinated Notes	48,295	194	1.62	50,015	143	1.16
Total interest-bearing liabilities	8,890,082	10,237	0.46	9,422,439	9,891	0.43
Portion of noninterest-bearing funding sources	33,604,627			27,266,705
Total funding sources	42,494,709	10,237	0.10	36,689,144	9,891	0.11
Noninterest-bearing funding sources:
Demand deposits	31,219,504			25,173,444
Other liabilities	624,796			571,736
SVBFG stockholders’ equity	3,322,362			2,900,330
Noncontrolling interests	133,446			153,392
Portion used to fund interest-earning assets	(33,604,627)			(27,266,705)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$44,190,190			$38,221,341
Net interest income and margin (2)		$281,743	2.67%		$239,341	2.65%
Total deposits (2)	$39,268,129			$33,862,236
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(322)			(416)
Net interest income, as reported		$281,421			$238,925

(1)
Includes average interest-earning deposits in other financial institutions of $566 million and $509 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, balances also include $1.5 billion and $0.9 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

(3)	Yields on available-for-sale securities are based on amortized cost, and therefore do not give effect to unrealized changes in fair value that are reflected in other comprehensive income.

(4)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(5)	Nonaccrual loans are reflected in the average balances of loans.

(6)	Interest income includes loan fees of $25 million and $23 million for the three months ended March 31, 2016 and 2015, respectively.

(7)
Average investment securities of $781 million and $773 million for the three months ended March 31, 2016 and 2015, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities.

Provision for Loan Losses
The following table summarizes our allowance for loan losses for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Allowance for loan losses, beginning balance	$217,613	$165,359
Provision for loan losses	33,341	6,452
Gross loan charge-offs	(26,174)	(5,487)
Loan recoveries	5,469	1,551
Allowance for loan losses, ending balance	$230,249	$167,875
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.75%	0.18%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.61	0.16
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.49	0.11
Allowance for loan losses as a percentage of period-end total gross loans	1.29	1.15
Period-end total gross loans	$17,846,081	$14,554,854
Average total gross loans	17,123,718	14,148,842
Three months ended March 31, 2016 and 2015
Our provision for loan losses is primarily a function of our reserve methodology, which is used to determine an appropriate allowance for loan losses for the period.  Our reserve methodology is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risk of the loan portfolio. Our provision for loan losses was $33.3 million for the three months ended March 31, 2016, compared to a provision of $6.5 million for the comparable 2015 period. The provision of $33.3 million was driven primarily by increases of $9.5 million in the provision requirements attributable to period-end loan growth and an increase in our overall reserves of $3.9 million for performing loans driven by a shift in the mix of our loan portfolio, as well as reflective of net charge-offs of $20.7 million.
The provision of $6.5 million for the first quarter of 2015 was driven primarily by an increase of $8.7 million in the reserve for nonaccrual loans, reflective primarily of an increase in the reserve for an existing nonaccrual loan, offset by a decrease of $6.8 million in the reserve due to the improvement in the credit quality of our performing loans, the remainder of the increase attributable to bringing our allowance for loan losses to a level deemed appropriate by management.
Gross loan charge-offs of $26.2 million for the first quarter of 2016 included $15.4 million from early stage client loans and $8.2 million from one late stage client loan. These charge-offs were primarily from our software and internet loan portfolio.
Net loan charge-offs of $20.7 million represented 0.49 percent of average total gross loans, compared to net charge-offs of $3.9 million, or 0.11 percent of average total gross loans for the comparable 2015 period. The increase in net loan charge-offs as a percentage of average total gross loans was reflective primarily of the increase in gross loan charge-offs as discussed above.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 7—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.
Noninterest Income
Use of Non-GAAP Financial Measures
To supplement our unaudited interim consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures (including, but not limited to, non-GAAP core fee income, non-GAAP noninterest income, non-GAAP net gains on investment securities) of financial performance. These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
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
A summary of noninterest income for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$26,966	$17,678	52.5%
Credit card fees	15,507	12,090	28.3
Deposit service charges	12,672	10,736	18.0
Client investment fees	7,995	4,482	78.4
Lending related fees	7,813	8,022	(2.6)
Letters of credit and standby letters of credit fees	5,589	5,202	7.4
Total non-GAAP core fee income	76,542	58,210	31.5
(Losses) gains on investment securities, net (2)	(4,684)	33,263	(114.1)
(Losses) gains on derivative instruments, net	(1,695)	39,729	(104.3)
Other	15,971	(7,678)	(308.0)
GAAP noninterest income	$86,134	$123,524	(30.3)

(1)	This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control.

(2)
Amount for the three months ended March 31, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 1— "Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements (Unaudited)" under Part I, Item 1 in this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests.
The following table provides a summary of non-GAAP noninterest income, net of noncontrolling interests for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
Non-GAAP noninterest income, net of noncontrolling interests (Dollars in thousands)	2016	2015 (1)	% Change
GAAP noninterest income (as reported)	$86,134	$123,524	(30.3)%
Less: (loss) income attributable to noncontrolling interests, including carried interest	(2,671)	14,164	(118.9)
Non-GAAP noninterest income, net of noncontrolling interests	$88,805	$109,360	(18.8)

(1)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

(Losses) Gains on Investment Securities, Net
Net gains and losses on investment securities include both gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our available-for-sale securities portfolio, when applicable.
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
For the three months ended March 31, 2016, we had net losses on investment securities of $4.7 million, compared to net gains of $33.3 million for the comparable 2015 period. Net losses on investment securities, net of noncontrolling interests, were $2.0 million for the three months ended March 31, 2016, compared to net gains of $19.1 million.
Net losses on investment securities, net of noncontrolling interests, of $2.0 million for the three months ended March 31, 2016 were primarily driven by the following:

•
Losses of $3.9 million from our managed funds of funds, related primarily to unrealized valuation decreases due to the decrease in market prices in public positions held by the fund investments in the portfolio.

•	Gains of $2.4 million from our strategic and other investments, primarily driven by distribution gains from our strategic venture capital fund investments.

•
Net losses of $0.8 million from our available-for-sale securities portfolio reflective of $2.2 million of losses on sales of shares from exercised warrants in public companies upon expiration of lock-up periods during the first quarter of 2016, offset by a $1.4 million gain from the sale of U.S. Treasury securities during the first quarter of 2016 as a result of cash management activities.

The following tables provide a summary of non-GAAP net (losses) gains on investment securities, net of noncontrolling interests, for the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended March 31, 2016
Total (losses) gains on investment securities, net	$(6,481)	$(634)	$855	$(817)	$2,393	$(4,684)
Less: losses attributable to noncontrolling interests, including carried interest	(2,587)	(129)	—	—	—	(2,716)
Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(3,894)	$(505)	$855	$(817)	$2,393	$(1,968)

Three months ended March 31, 2015
Total gains on investment securities, net (1)	$10,659	$11,669	$916	$2,596	$7,423	$33,263
Less: income attributable to noncontrolling interests, including carried interest (1)	7,139	7,032	—	—	—	14,171
Non-GAAP net gains on investment securities, net of noncontrolling interests (1)	$3,520	$4,637	$916	$2,596	$7,423	$19,092

(1)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

(Losses) Gains on Derivative Instruments, Net
A summary of (losses) gains on derivative instruments, net, for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015	% Change
Equity warrant assets (1)
Gains on exercises, net	$6,849	$4,043	69.4%
Cancellations and expirations	(616)	(292)	111.0
Changes in fair value	372	16,527	(97.7)
Net gains on equity warrant assets	6,605	20,278	(67.4)
(Losses) gains on foreign exchange forward contracts, net:
(Losses) on client foreign exchange forward contracts, net (2)	(5,654)	(507)	NM
(Losses) gains on internal foreign exchange forward contracts, net (3)	(2,208)	20,018	(111.0)
Total (losses) gains on foreign exchange forward contracts, net	(7,862)	19,511	(140.3)
Changes in fair value of interest rate swaps	(17)	(3)	NM
Net losses on other derivatives	(421)	(57)	NM
(Losses) gains on derivative instruments, net	$(1,695)	$39,729	(104.3)

NM—Not meaningful

(1)
At March 31, 2016, we held warrants in 1,670 companies, compared to 1,525 companies at March 31, 2015. The total value of our warrant portfolio was $131 million at March 31, 2016 and $124 million at March 31, 2015. Warrants in 18 companies had values greater than $1.0 million and represented 32 percent of the fair value of the portfolio at March 31, 2016.

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

Net losses on derivative instruments were $1.7 million for the three months ended March 31, 2016, compared to net gains of $39.7 million for the comparable 2015 period. Net losses on derivative instruments were primarily attributable to the following:

•	Net gains on equity warrant assets of $6.6 million, which consisted of:

◦
Net gains of $6.8 million from the exercise of equity warrant assets for the three months ended March 31, 2016, as a result of M&A activity during the quarter, compared to $4.0 million for the comparable 2015 period.

◦
Net gains of $0.4 million from changes in warrant valuations for the three months ended March 31, 2016, compared to $16.5 million for the comparable 2015 period, reflective primarily of the downward pressure on our private equity warrant valuations as a result of the equity market environment during the first quarter of 2016.

•
Net losses of $5.7 million on client foreign exchange forward contracts for the first quarter of 2016, compared to net losses of $0.5 million for the first quarter of 2015. The net losses of $5.7 million were partially offset by net gains of $3.7 million from the revaluation of foreign currency denominated financial instruments that are included in the line item "Other" within noninterest income. Also contributing to the loss is a reclassification of $2.8 million in unrealized gains on forward contracts to foreign exchange fee income (included in non-GAAP core fee income above) reflecting fees earned on forward contracts executed on behalf of our clients, which were previously recorded in gains (losses) on derivative instruments.

•
Net losses of $2.2 million on internal foreign exchange forward contracts used to economically reduce our foreign exchange exposure to foreign currency denominated financial instruments for the three months ended March 31, 2016, compared to net gains of $20.0 million for the comparable 2015 period. The net losses of $2.2 million and net gains of $20.0 million were offset by net gains of $2.5 million and net losses of $20.2 million, respectively, from the revaluation of foreign currency denominated financial instruments that are included in the line item "other" within noninterest income as noted below.

Foreign Exchange Fees
Foreign exchange fees were $27.0 million for the three months ended March 31, 2016, compared to $17.7 million for the comparable 2015 period. The increase in foreign exchange fees was due primarily to increased volume related to an increase in our client count and market volatility. Also contributing to the increase was the one-time reclassification of $2.9 million in foreign exchange fee income from noninterest income gains (losses) on derivative instruments as noted above.
Credit Card Fees
Credit card fees were $15.5 million for the three months ended March 31, 2016, compared to $12.1 million for the comparable 2015 period. The increase reflected increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increase was partially offset by higher rebate/rewards expense.
Deposit Service Charges
Deposit service charges were $12.7 million for the three months ended March 31, 2016, compared to $10.7 million for the comparable 2015 period. The increase was reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size, during the three months ended March 31, 2016.
Client Investment Fees
Client investment fees were $8.0 million for the three months ended March 31, 2016, compared to $4.5 million for the comparable 2015 period. The increase was attributable primarily from our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management, and third-party sweep money market funds, reflective of the capital raising activity of our early-stage and mid-to-late stage clients during 2015, as well as from money fund rate increases across our off-balance sheet client investment fund platforms during the first quarter of 2016.

The following table summarizes average client investment funds for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollars in millions)	2016	2015	% Change
Client directed investment assets (1)	$7,318	$7,017	4.3%
Client investment assets under management (2)	21,731	17,712	22.7
Sweep money market funds	13,423	8,896	50.9
Total average client investment funds (3)	$42,472	$33,625	26.3

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at March 31, 2016 and December 31, 2015:

(Dollars in millions)	March 31, 2016	December 31, 2015	% Change
Client directed investment assets	$7,512	$7,527	(0.2)%
Client investment assets under management	21,431	22,454	(4.6)
Sweep money market funds	13,331	14,011	(4.9)
Total period-end client investment funds	$42,274	$43,992	(3.9)
Other Noninterest Income
A summary of other noninterest income for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015	% Change
Fund management fees	$4,620	$3,722	24.1%
Service-based fee income	2,092	2,106	(0.7)
Gains (losses) on revaluation of foreign currency instruments (1)	2,491	(20,159)	(112.4)
Other (2) (3)	6,768	6,653	1.7
Total other noninterest income	$15,971	$(7,678)	(308.0)

(1)
Represents the net revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash. Revaluation changes in these financial instruments are partially offset by the impact of revaluation changes in internal foreign exchange forward contracts. Refer to details on internal foreign exchange forward contracts, net, in the table on (Losses) Gains on Derivative Instruments, Net, as noted above.

(2)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income.

(3)
Amount for the three months ended March 31, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

Total other noninterest income was $16.0 million for the three months ended March 31, 2016, compared to a loss of $7.7 million for the comparable 2015 period. The increase of $23.7 million for the three months ended March 31, 2016 was primarily due to the $2.5 million gain on revaluation of foreign currency instruments during the first quarter of 2016 compared to the loss of $20.2 million for the comparable 2015 quarter. The $2.5 million of gains and the $20.2 million of losses were partially offset by net losses of $2.2 million and net gains of $20.0 million for the three months ended March 31, 2016 and 2015, respectively, on internal foreign exchange forward contracts economically hedging certain of these instruments, which are included within noninterest income in the line item "(losses) gains on derivative instruments, net" as noted above.

Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015	% Change
Compensation and benefits	$122,262	$115,770	5.6%
Professional services	19,000	18,747	1.3
Premises and equipment	14,984	12,657	18.4
Business development and travel	12,246	11,112	10.2
Net occupancy	10,035	7,313	37.2
FDIC and state assessments	6,927	5,789	19.7
Correspondent bank fees	3,652	3,368	8.4
Provision for unfunded credit commitments	134	2,263	(94.1)
Other	14,793	13,522	9.4
Total noninterest expense	$204,033	$190,541	7.1
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

The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2016	2015	% Change
GAAP noninterest expense	$204,033	$190,541	7.1%
Less: amounts attributable to noncontrolling interests	(91)	292	(131.2)
Non-GAAP noninterest expense, net of noncontrolling interests	$204,124	$190,249	7.3

GAAP net interest income	$281,421	$238,925	17.8
Adjustments for taxable equivalent basis	322	416	(22.6)
Non-GAAP taxable equivalent net interest income	$281,743	$239,341	17.7
Less: income attributable to noncontrolling interests	3	2	50.0
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$281,740	$239,339	17.7

GAAP noninterest income (1)	$86,134	$123,524	(30.3)
Non-GAAP noninterest income, net of noncontrolling interests (1)	88,805	109,360	(18.8)

GAAP total revenue	$367,555	$362,449	1.4
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$370,545	$348,699	6.3
GAAP operating efficiency ratio	55.51%	52.57%	5.6
Non-GAAP operating efficiency ratio (2)	55.09	54.56	1.0

(1)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

(2)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense

The following table provides a summary of our compensation and benefits expense for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollars in thousands, except employees)	2016	2015	% Change
Compensation and benefits
Salaries and wages	$59,386	$51,425	15.5%
Incentive compensation & ESOP	26,628	28,543	(6.7)
Other employee incentives and benefits (1)	36,248	35,802	1.2
Total compensation and benefits	$122,262	$115,770	5.6
Period-end full-time equivalent employees	2,170	1,965	10.4
Average full-time equivalent employees	2,160	1,955	10.5

(1)
Other employee benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $122.3 million for the three months ended March 31, 2016, compared to $115.8 million for the comparable 2015 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $8.0 million in salaries and wages, due primarily to an increase in the number of average full-time employees ("FTE"). Average FTEs increased by 205 to 2,160 FTEs for the three months ended March 31, 2016, compared to 1,955 FTEs for the comparable 2015 period. The increase in headcount was primarily to support our product development, operations, sales and advisory functions, as well as to support our commercial banking initiatives.

•	A decrease of $1.4 million in incentive compensation, reflective primarily of current expectations for our internal performance targets for 2016.
Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (see descriptions in our 2015 Form 10-K). Total costs incurred under these plans were $35.6 million for the three months ended March 31, 2016, compared to $38.9 million for the comparable 2015 period. These amounts are included in total compensation and benefits expense discussed above.
Premises and Equipment
Premises and equipment expense was $15.0 million for the three months ended March 31, 2016, compared to $12.7 million for the comparable 2015 period. The increase was due primarily to increased spending to enhance and maintain our IT infrastructure.
Business Development and Travel
Business development and travel was $12.2 million for the three months ended March 31, 2016, compared to $11.1 million for the comparable 2015 period. The increase was due primarily to the increased business development efforts during the first quarter of 2016 to support the growth of our business.
Net Occupancy
Net occupancy expense was $10.0 million for the three months ended March 31, 2016, compared to $7.3 million for the comparable 2015 period. The increase was due primarily to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.
FDIC and State Assessments
FDIC and state assessments expense was $6.9 million for the three months ended March 31, 2016, compared to $5.8 million for the comparable 2015 period. The increase was due primarily to the increase of $6.0 billion in quarterly average assets since the first quarter of 2015.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $0.1 million for the three months ended March 31, 2016, compared to a provision of $2.3 million for the comparable 2015 period. The provision for the three months ended March 31, 2016 was reflective of total unfunded credit commitments remaining consistent with balances as of December 31, 2015. The provision of $2.3 million for the three months ended March 31, 2015, was reflective primarily of an increase in total unfunded credit commitments.
Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015	% Change
Lending and other client related processing costs	$4,295	$3,549	21.0%
Telephone	2,233	1,959	14.0
Data processing services	1,829	1,833	(0.2)
Dues and publications	802	585	37.1
Postage and supplies	790	765	3.3
Other (1)	4,844	4,831	0.3
Total other noninterest expense	$14,793	$13,522	9.4

(1)
Amount for the three months ended March 31, 2015, has been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

Net Loss (Income) Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net (Loss) Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest loss (income) consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net loss (income) attributable to noncontrolling interests for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2016	2015 (3)	% Change
Net interest income (1)	$(3)	$(2)	50.0%
Noninterest loss (income) (1)	3,753	(14,053)	(126.7)
Noninterest expense (1)	(91)	292	(131.2)
Carried interest allocation (2)	(1,082)	(111)	NM
Net loss (income) attributable to noncontrolling interests	$2,577	$(13,874)	(118.6)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

(3)
Amounts for the three months ended March 31, 2015, have been revised to reflect the retrospective application of new accounting guidance adopted in the second quarter of 2015 related to our consolidated variable interest entities (ASU 2015-02).

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net loss attributable to noncontrolling interests was $2.6 million for the first quarter of 2016, compared to net income of $13.9 million for the comparable 2015 period. Net loss attributable to noncontrolling interests of $2.6 million for the first quarter of 2016 was primarily a result of net losses on investment securities (including carried interest) attributable to noncontrolling interests of $2.7 million primarily from losses of $2.6 million from our managed funds of funds mainly due to unrealized valuation decreases in companies held by the funds. See "Results of Operations—Noninterest Income—(Losses) Gains on Investment Securities, Net".
Income Taxes
Our effective income tax expense rate was 40.4 percent for the three months ended March 31, 2016, compared to 41.6 percent for the three months ended March 31, 2015. The components of our tax rate were consistent for both the first quarter of 2016 and 2015. Our effective tax rate was lower for the three months ended March 31, 2016 due to a higher effective tax rate for the three months ended March 31, 2015 reflective of additional tax expense recognized attributable to unremitted earnings from the pending sale of SVB India Finance Private Limited ("SVBIF") at March 31, 2015.
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
The following is our reportable segment information for the three months ended March 31, 2016 and 2015:

Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2016	2015	% Change
Net interest income	$256,178	$203,749	25.7%
Provision for loan losses	(32,703)	(6,460)	NM
Noninterest income	74,759	63,193	18.3
Noninterest expense	(154,206)	(138,448)	11.4
Income before income tax expense	$144,028	$122,034	18.0
Total average loans, net of unearned income	$14,919,735	$12,505,385	19.3
Total average assets	41,533,434	35,581,252	16.7
Total average deposits	37,837,645	32,469,427	16.5

NM—Not meaningful

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $144.0 million for the three months ended March 31, 2016, compared to $122.0 million for the comparable 2015 period, which reflected the continued growth of our core commercial business and clients. The key components of GCB's performance for the three months ended March 31, 2016 compared to the comparable 2015 period are discussed below.
Net interest income from GCB increased by $52.4 million for the three months ended March 31, 2016, due primarily to a $27.5 million increase in loan interest income resulting mainly from an increase in average loan balances. Additionally GCB had a $14.9 million increase in the FTP earned for deposits from increases in market interest rates and a $10.0 million increase in the FTP earned for deposits due to strong average deposit growth.
GCB had a provision for loan losses of $32.7 million for the three months ended March 31, 2016, compared to $6.5 million for the comparable 2015 period. The provision of $32.7 million for the three months ended March 31, 2016 was driven primarily by increases of $9.5 million in the provision requirements attributable to period-end loan growth and an increase in our overall reserves of $3.9 million for performing loans driven by a shift in the mix of our loan portfolio, as well as reflective of net charge-offs of $20.7 million.
The provision of $6.5 million for the three months ended March 31, 2015 was driven primarily by an increase of $8.7 million in the reserve for nonaccrual loans, reflective primarily of an increase in the reserve for an existing nonaccrual loan, offset by a decrease of $6.8 million in the reserve due to the improvement in the credit quality of our performing loans, the remainder of the increase attributable to bringing our allowance for loan losses to a level deemed appropriate by management.
Noninterest income increased by $11.6 million for the three months ended March 31, 2016, related primarily to higher foreign exchange fees, credit card fees, and deposit service charges. The increase in foreign exchange fees was due primarily to an increase in our client count as well as volume related to increased market volatility. The increase in credit card fees reflects increased client utilization of our credit card products and custom payment solutions by new and existing clients. The increase in average deposits contributed to the increase in deposit service charges income.
Noninterest expense increased by $15.8 million for the three months ended March 31, 2016, due primarily to increases in compensation and benefits expenses related to our salaries and wages expenses and net occupancy expense. The increase in our salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 150 to 1,707 FTEs for the three months ended March 31, 2016, compared to 1,557 FTEs for the comparable 2015 period. The increase in average FTEs was attributable to increases in positions for product development, operational and sales and advisory, as well as to support our commercial banking operations and initiatives. The increase in net occupancy expense was primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.

SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2016	2015	% Change
Net interest income	$13,672	$9,723	40.6%
Provision for loan losses	(638)	8	NM
Noninterest income	627	397	57.9
Noninterest expense	(3,405)	(2,876)	18.4
Income before income tax expense	$10,256	$7,252	41.4
Total average loans, net of unearned income	$1,871,820	$1,373,149	36.3
Total average assets	1,893,413	1,445,871	31.0
Total average deposits	1,130,736	1,251,939	(9.7)

NM—Not meaningful

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net interest income from SVB Private Bank increased by $3.9 million for the three months ended March 31, 2016, due primarily to an increase in loan interest income resulting from an increase in average loan balances.
Private Bank had a provision for loan losses of $0.6 million for the three months ended March 31, 2016, compared to a reduction of loan losses for the comparable 2015 period. The provision of $0.6 million for the three months ended March 31, 2016 was driven primarily by period-end loan growth.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2016	2015	% Change
Net interest income	$—	$1	(100.0)%
Noninterest income	2,453	20,678	(88.1)
Noninterest expense	(3,913)	(3,486)	12.2
(Loss) income before income tax expense	$(1,460)	$17,193	(108.5)
Total average assets	$349,011	$269,982	29.3

SVB Capital’s components of noninterest income primarily include net gains and losses on non-marketable and other securities, carried interest and fund management fees. All components of income before income tax expense and average assets discussed below are net of noncontrolling interests.
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
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
SVB Capital had noninterest income of $2.5 million for the three months ended March 31, 2016, compared to $20.7 million for the comparable 2015 period. The decrease in noninterest income was due primarily to net losses on investment securities and the related reduction of carried interest. SVB Capital’s components of noninterest income primarily include the following:

•	Fund management fees of $4.6 million compared to $3.7 million for the comparable 2015 period. The increase was due primarily to the addition of new managed funds at SVB Capital in 2015.

•
Net losses on investment securities of $1.9 million for the three months ended March 31, 2016, compared to net gains of $14.9 million for the comparable 2015 period. The net losses on investment securities of $1.9 million for the three months ended March 31, 2016 were driven primarily by the decrease in market prices of public positions held by the fund investments in our managed funds of funds portfolio.

Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $43.6 billion at March 31, 2016 compared to $44.7 billion at December 31, 2015, a decrease of $1.1 billion, or 2.5 percent. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.9 billion at March 31, 2016, an increase of $0.4 billion, or 24.3 percent, compared to $1.5 billion at December 31, 2015. The increase in cash at period-end resulted from cash management activities during the three months ended March 31, 2016.
As of March 31, 2016 and December 31, 2015, $479 million and $405 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $793 million and $500 million, respectively.
Investment Securities
Investment securities totaled $23.5 billion at March 31, 2016, a decrease of $2.3 billion, or 8.9 percent, compared to $25.8 billion at December 31, 2015. Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities; and (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Period-end available-for-sale securities were $14.3 billion at March 31, 2016 compared to $16.4 billion at December 31, 2015, a decrease of $2.1 billion, or 12.5 percent. During the quarter, to support loan growth and the liquidity needs of the Bank, we sold approximately $1.9 billion of our U.S. Treasury securities in our AFS portfolio. Additionally, the portfolio decreased due to principal paydowns and maturities of $364 million. The decreases were partially offset by an increase in the fair value of our AFS securities portfolio of $170.8 million as a result of a decrease in market interest rates at period-end. The $170.8 million increase in fair value was reflected as a $101.2 million (net of tax) increase in accumulated other comprehensive income.
Securities classified as available-for-sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of shareholders equity.
Held-to-Maturity Securities
Period-end held-to-maturity securities were $8.5 billion at March 31, 2016 compared to $8.8 billion at December 31, 2015, a decrease of $0.3 billion, or 2.8 percent. For the three months ending March 31, 2016, we made purchases of $116 million primarily in agency backed mortgage securities, which were offset by principal paydowns and maturities of $352 million.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities previously re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized as mentioned above.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. Our estimated fixed income securities portfolio duration was 2.6 years and 2.7 years at March 31, 2016 and December 31, 2015, respectively.

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
Non-marketable and other securities were $668.5 million at March 31, 2016 compared to $674.9 million at December 31, 2015, a decrease of $6.4 million, or 1.0 percent. Non-marketable and other securities, net of noncontrolling interests were $545.3 million at March 31, 2016 compared to $548.6 million at December 31, 2015. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$145,649	$42,213	$152,237	$44,485
Other venture capital investments (2)	2,040	218	2,040	218
Other securities (fair value accounting) (3)	468	105	548	124
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	83,555	66,018	85,705	69,314
Debt funds	21,809	21,809	21,970	21,970
Other investments (4)	120,026	120,026	118,532	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	117,409	117,409	120,676	120,676
Other investments	19,797	19,797	18,882	18,882
Investments in qualified affordable housing projects	157,744	157,744	154,356	154,356
Total non-marketable and other securities	$668,497	$545,339	$674,946	$548,557

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and amounts attributable to SVBFG for each fund at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$20,538	$2,580	$20,794	$2,612
SVB Capital Preferred Return Fund, LP	58,156	12,533	60,619	13,064
SVB Capital—NT Growth Partners, LP	59,744	19,889	62,983	20,967
Other private equity fund	7,211	7,211	7,841	7,842
Total venture capital and private equity fund investments	$145,649	$42,213	$152,237	$44,485

(2)	The following table shows the amounts of other venture capital investments held by the following funds and amounts attributable to SVBFG for each fund at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$2,040	$218	$2,040	$218
Total other venture capital investments	$2,040	$218	$2,040	$218

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the amounts of our other investments (equity method accounting) at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Other investments:
China Joint Venture investment	$79,260	$79,260	$78,799	$78,799
Other investments	40,766	40,766	39,733	39,733
Total other investments	$120,026	$120,026	$118,532	$118,532
Volcker Rule
As discussed in "Business - Supervision and Regulation" under Item 1 of Part I of our 2015 Form 10-K, the “Volcker Rule” under the Dodd-Frank Act restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. On December 10, 2013, the federal bank regulatory agencies, the SEC and the CFTC adopted final regulations implementing the Volcker Rule. The final regulations became effective on April 1, 2014, subject to a conformance timeline pursuant to which affected entities (referred to as "banking entities") are required to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule and the final regulations thereunder.
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
Under the final regulations, the Volcker Rule’s prohibitions and restrictions apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank. SVB Financial currently maintains investments in certain venture capital and private equity funds that it did not sponsor; maintains investments in sponsored funds that exceed three percent of each such fund’s total ownership interests; and maintains aggregate investments in all covered funds that may exceed three percent of its Tier 1 capital. SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds over time and to forego investment opportunities in certain funds in the future. SVB Financial is generally required by the final rules to come into conformance with the Volcker Rule’s requirements regarding covered funds by July 2016 with respect to covered funds in which SVB Financial invested or SVB Financial sponsored as of December 31, 2013. However, the Federal Reserve has indicated that it intends to extend this conformance deadline to July 2017. In addition, the Federal Reserve may extend the conformance deadline for up to an additional five years (until July 2022) for investments that are considered illiquid. We intend to seek the maximum extensions (up to July 2022) available to us. However, there is no guarantee that the Federal Reserve Board will grant any of these extensions.
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had, as of March 31, 2016, an aggregate carrying value of approximately $204 million (and an aggregate fair value of $318 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2015 Form 10-K.)

Loans
Loans, net of unearned income increased by $1.0 billion to $17.7 billion at March 31, 2016, compared to $16.7 billion at December 31, 2015. Unearned income was $111 million at March 31, 2016 and $115 million at December 31, 2015. Total gross loans were $17.8 billion at March 31, 2016, an increase of $0.9 billion, compared to $16.9 billion at December 31, 2015. Period-end loans increased compared to December 31, 2015, primarily driven by the increases in our Private equity/venture capital portfolio. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$5,494,872	30.8%	$5,482,110	32.5%
Hardware	1,064,745	6.0	1,080,231	6.4
Private equity/venture capital	6,346,089	35.6	5,511,929	32.7
Life science/healthcare	1,740,766	9.7	1,724,545	10.2
Premium wine	185,276	1.0	202,808	1.2
Other	360,243	2.0	314,813	1.9
Total commercial loans	15,191,991	85.1	14,316,436	84.9
Real estate secured loans:
Premium wine	654,359	3.7	646,587	3.8
Consumer	1,652,344	9.3	1,543,340	9.2
Other	44,933	0.2	45,194	0.3
Total real estate secured loans	2,351,636	13.2	2,235,121	13.3
Construction loans	74,205	0.4	78,862	0.5
Consumer loans	228,249	1.3	226,712	1.3
Total gross loans	$17,846,081	100.0	$16,857,131	100.0

Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of March 31, 2016:

	March 31, 2016
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,310,115	$937,245	$1,307,727	$885,691	$1,054,094	$5,494,872
Hardware	232,330	212,290	205,934	211,618	202,573	1,064,745
Private equity/venture capital	600,863	541,545	931,955	952,132	3,319,594	6,346,089
Life science/healthcare	337,575	396,795	392,762	460,797	152,837	1,740,766
Premium wine	76,054	22,659	68,606	17,957	—	185,276
Other	127,220	22,264	70,030	26,876	113,853	360,243
Commercial loans	2,684,157	2,132,798	2,977,014	2,555,071	4,842,951	15,191,991
Real estate secured loans:
Premium wine	154,992	169,857	239,348	90,162	—	654,359
Consumer	1,453,720	170,115	28,509	—	—	1,652,344
Other	8,200	—	15,000	21,733	—	44,933
Real estate secured loans	1,616,912	339,972	282,857	111,895	—	2,351,636
Construction loans	10,226	36,449	27,530	—	—	74,205
Consumer loans	82,539	38,100	—	—	107,610	228,249
Total gross loans	$4,393,834	$2,547,319	$3,287,401	$2,666,966	$4,950,561	$17,846,081

At March 31, 2016, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $7.6 billion, or 43 percent of our portfolio. These loans represented 207 clients, and of these loans, $61.0 million were on nonaccrual status as of March 31, 2016 compared to $85.2 million as of December 31, 2015. The $24.2 million decrease in nonaccrual loans greater than $20 million to any single client was attributable to the repayment of a sponsored buyout loan as a result of an acquisition.
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

At December 31, 2015, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $6.8 billion, or 41 percent of our portfolio. These loans represented 188 clients, and of these loans, $85.2 million were on nonaccrual status as of December 31, 2015.
The credit profile of our clients varies across our loan portfolio, based on the nature of the lending we do for different market segments. Our technology and life science/healthcare loan portfolios includes loans to clients at all stages of their life cycles, beginning with our SVB Accelerator practice, which serves our emerging or early-stage clients. Loans provided to early-stage clients represent a relatively small percentage of our overall portfolio at 7 percent of total gross loans at March 31, 2016, compared to 6 percent at December 31, 2015. Typically these loans are made to companies with modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capitalist firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing at lower levels, more selectively or on less favorable terms, which may have an adverse effect on our borrowers that are otherwise dependent on such financing to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.
At March 31, 2016, our lending to private equity/venture capital firms represented 36 percent of total gross loans, compared to 33 percent of total gross loans at December 31, 2015. Many of these clients have capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms.
At March 31, 2016, sponsored buyout loans represented 12 percent of total gross loans, compared to 13 percent of total gross loans at December 31, 2015. These loans are typically larger in nature and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale, backed by a select group of experienced private equity sponsors' and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants.
At March 31, 2016, our asset-based lending, which consists primarily of working capital lines and accounts receivable factoring represented 7 percent and 2 percent, respectively, of total gross loans, compared to 7 percent and 2 percent, respectively, at December 31, 2015. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.
Approximately 33 percent and 10 percent of our outstanding total gross loan balances as of March 31, 2016 were to borrowers based in California and New York, respectively, compared to 34 percent and 12 percent as of December 31, 2015. Other than California and New York, there are no states with gross loan balances greater than 10 percent.
See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2015 Form 10-K.
Credit Quality Indicators
As of March 31, 2016 and December 31, 2015, our criticized and impaired loans represented 6 percent of our total gross loans. Our SVB Accelerator practice serves our emerging or early-stage clients. Loans to early stage clients represent a relatively small percentage of our overall portfolio at 7 percent of total gross loans. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early stage clients, this situation typically lasts a limited number of weeks and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle.
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

(Dollars in thousands)	March 31, 2016	December 31, 2015
Gross nonaccrual, past due, and restructured loans:
Nonaccrual loans	$113,945	$123,392
Loans past due 90 days or more still accruing interest	27	—
Total nonperforming loans	113,972	123,392
OREO and other foreclosed assets	—	—
Total nonperforming assets	$113,972	$123,392
Performing TDRs	$1,895	$10,635
Nonperforming loans as a percentage of total gross loans	0.64%	0.73%
Nonperforming assets as a percentage of total assets	0.26	0.28
Allowance for loan losses	$230,249	$217,613
As a percentage of total gross loans	1.29%	1.29%
As a percentage of total gross nonperforming loans	202.02	176.36
Allowance for loan losses for nonaccrual loans	$50,353	$51,844
As a percentage of total gross loans	0.28%	0.31%
As a percentage of total gross nonperforming loans	44.18	42.02
Allowance for loan losses for total gross performing loans	$179,896	$165,769
As a percentage of total gross loans	1.01%	0.98%
As a percentage of total gross performing loans	1.01	0.99
Total gross loans	$17,846,081	$16,857,131
Total gross performing loans	17,732,109	16,733,739
Reserve for unfunded credit commitments (1)	34,541	34,415
As a percentage of total unfunded credit commitments	0.22%	0.22%
Total unfunded credit commitments (2)	$15,880,198	$15,614,359

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans held flat at 1.29 percent at March 31, 2016. Our allowance for loan losses for performing loans as a percentage of total gross performing loans increased 2 basis points to 1.01 percent at March 31, 2016 driven by a shift in the mix of our loan portfolio.
Our allowance for loan losses for nonaccrual loans was $50.4 million at March 31, 2016, compared to $51.8 million at December 31, 2015. Our allowance for nonaccrual loans included $11.0 million of reserves on new nonaccrual loans, and was offset by a reserve reduction of $7.2 million due to the repayment of a sponsored buyout loan as a result of an acquisition and $5.2 million of other reserve reduction as a result of charge-offs and loan repayments.
Our nonperforming loans were $114.0 million at March 31, 2016, compared to $123.4 million at December 31, 2015. Our nonaccrual loan balance decreased $9.4 million as a result of $6.8 million in charge-offs and $25.6 million in repayments, partially offset by $23.0 million in new nonaccrual loans. New nonaccrual loans of $23.0 million included $8.8 million from six early stage clients in our software and internet loan portfolio.
Nonaccrual loans at March 31, 2016, included $80.8 million from four clients (three software and internet clients represented $55.7 million and a life science/healthcare client represented $25.1 million). Nonaccrual loans at December 31, 2015, included $96.0 million from five clients (three software and internet clients represented $55.1 million and two life science/healthcare clients represented $40.9 million). None of these loans were from early stage clients.
Average nonaccrual loans for the three months ended March 31, 2016 were $111.5 million compared to $39.5 million for the comparable 2015 period. The increase in average impaired loans was primarily reflective of an increase in average impaired loans from our software and internet loan portfolio of $40.8 million for the three months ended March 31, 2016, compared to March 31, 2015. If the impaired loans had not been impaired, $1.5 million in interest income would have been recorded for the three months ended March 31, 2016, compared to $0.3 million for the comparable 2015 period.

Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015	% Change
Derivative assets, gross (1)	$187,121	$175,083	6.9%
Foreign exchange spot contract assets, gross	62,028	142,832	(56.6)
Accrued interest receivable	105,062	107,604	(2.4)
FHLB and Federal Reserve Bank stock	56,991	56,991	—
Accounts receivable	48,922	48,662	0.5
Deferred tax assets	11,154	73,941	(84.9)
Other assets	76,830	104,594	(26.5)
Total accrued interest receivable and other assets	$548,108	$709,707	(22.8)

(1)	See “Derivatives” section below.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $80.8 million was due primarily to an overall decrease in activity at period-end.
Net Deferred Tax Assets
The decrease of $62.8 million in net deferred tax assets related primarily to the increase in the fair value of our available-for-sale securities portfolio.
Other Assets
The decrease of $27.8 million in other assets related primarily to a decrease in current tax receivables as a result of the recognition of our estimated tax provision for the first quarter of 2016.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016	December 31, 2015	% Change
Assets:
Equity warrant assets	$130,670	$137,105	(4.7)%
Foreign exchange forward and option contracts	47,619	31,237	52.4
Interest rate swaps	2,400	2,768	(13.3)
Client interest rate derivatives	6,432	3,973	61.9
Total derivative assets	$187,121	$175,083	6.9
Liabilities:
Foreign exchange forward and option contracts	$(45,428)	$(26,353)	72.4
Client interest rate derivatives	(7,263)	(4,384)	65.7
Total derivative liabilities	$(52,691)	$(30,737)	71.4
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At March 31, 2016, we held warrants in 1,670 companies, compared to 1,652 companies at December 31, 2015. Warrants in 18 companies had values greater than $1.0 million and represented 32 percent of the fair value of the portfolio at March 31, 2016. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$137,105	$116,604
New equity warrant assets	2,386	2,487
Non-cash increases in fair value	372	16,527
Exercised equity warrant assets	(8,577)	(10,870)
Terminated equity warrant assets	(616)	(292)
Balance, end of period	$130,670	$124,456

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at March 31, 2016 was $2.2 million and our net exposure at December 31, 2015 was $3.0 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 9- “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item I in this report.
Interest Rate Swaps
For information on our interest rate swaps, see Note 9–“Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
Deposits
Deposits were $38.8 billion at March 31, 2016, a decrease of $0.3 billion, or 1.0 percent, compared to $39.1 billion at December 31, 2015. The overall decrease in deposits was a result of a decrease in interest-bearing deposits. At March 31, 2016, 20.2 percent of our total deposits were interest-bearing deposits, compared to 21.1 percent at December 31, 2015.
At March 31, 2016, the aggregate balance of time deposit accounts individually equal to or greater than $250,000 totaled $48.3 million, compared to $53.9 million at December 31, 2015. At March 31, 2016, $48.3 million of the time deposit accounts individually equal to or greater than $250,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
We had no short-term borrowings at March 31, 2016, compared to $774.9 million at December 31, 2015. The decrease was due to an increase in our cash and cash equivalent balances at March 31, 2016 as compared to December 31, 2015 exceeding minimum cash balances without the need for overnight borrowings.
Long-Term Debt
Our long-term debt was $796.6 million at March 31, 2016 and $796.7 million at December 31, 2015.
As of March 31, 2016, long-term debt included our 3.50% Senior Notes, 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 8–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item I in this report.

Other Liabilities
A summary of other liabilities at March 31, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015	% Change
Foreign exchange spot contract liabilities, gross	$83,436	$154,699	(46.1)%
Accrued compensation	49,893	151,134	(67.0)
Reserve for unfunded credit commitments	34,541	34,415	0.4
Derivative liabilities, gross (1)	52,691	30,737	71.4
Other	286,010	268,109	6.7
Total other liabilities	$506,571	$639,094	(20.7)

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $71.3 million was due primarily to decreased client trade activity at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $101.2 million was primarily the result of 2015 incentive compensation payouts during the first quarter of 2016, partially offset by lower accruals for the three months ended March 31, 2016 based on current expectations to meet our internal performance targets for fiscal 2016.
Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $34.5 million at March 31, 2016, compared to $34.4 million at December 31, 2015. An increase of $265.8 million in our total unfunded credit commitments contributed to the increase in the reserve.
Noncontrolling Interests
Noncontrolling interests totaled $130.0 million and $135.1 million at March 31, 2016 and December 31, 2015, respectively. The decrease was due to net losses attributable to noncontrolling interests of $2.6 million and distributions of $2.5 million to limited partners from one of our managed funds of funds for the three months ended March 31, 2016.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$14,662,357	$131,022	$16,710,656	$137,208
As a percentage of total assets	33.6%	0.3%	37.4%	0.3%
Liabilities carried at fair value	$52,691	$—	$30,737	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
As a percentage of assets carried at fair value		0.9%		0.8%
Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted) and equity warrant assets (shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 14—“Fair Value of Financial Instruments” of the “Notes to Interim Consolidated Financial

Statements (unaudited)” under Part I, Item 1 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses (See “Risk Factors” set forth in our 2015 Form 10-K).
During the three months ended March 31, 2016, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $7.1 million, primarily due to gains on exercised warrant assets during the period. During the three months ended March 31, 2015, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $20.2 million.
Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs and credit and other business risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes designed to effectively utilize capital resources available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.4 billion at March 31, 2016, an increase of $182.9 million, or 5.7 percent, compared to $3.2 billion at December 31, 2015. This increase was due primarily to net income of $79.2 million for the three months ended March 31, 2016. Additionally, the increase in the net balance of our accumulated other comprehensive income to $115.4 million from $15.4 million at December 31, 2015, was driven primarily by a $170.8 million increase in the fair value of our fixed income security portfolios ($101.2 million net of tax), which resulted from a decrease in the period-end market interest rates for the three months ended March 31, 2016.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2016 and December 31, 2015. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized”, are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	March 31, 2016	December 31, 2015	"Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	12.38%	12.28%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.86	12.83	8.0	6.0
Total risk-based capital ratio	13.90	13.84	10.0	8.0
Tier 1 leverage ratio	7.69	7.63	N/A	4.0
Tangible common equity to tangible assets ratio (1)	7.76	7.16	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	12.82	12.34	N/A	N/A
Bank:
CET 1 risk-based capital ratio	12.57%	12.52%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.57	12.52	8.0	6.0
Total risk-based capital ratio	13.66	13.60	10.0	8.0
Tier 1 leverage ratio	7.19	7.09	5.0	4.0
Tangible common equity to tangible assets ratio (1)	7.55	6.95	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.03	12.59	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Both SVB Financial’s and the Bank's capital ratios (CET 1, tier 1, total risk-based capital and tier 1 leverage) increased as of March 31, 2016, compared to the same ratios as of December 31, 2015. The increases are a result of the proportionally higher increase in our capital compared to the increases in risk-weighted and average assets during the first quarter of 2016. Increased capital is reflective primarily of quarterly earnings. The growth in period-end risk-weighted assets was primarily from loan growth, partially offset by a decrease in fixed income securities, while growth in average assets during the first quarter of 2016 was primarily from loan growth and deposit growth, partially offset by decreases in fixed income securities and cash balances. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
The tangible common equity to tangible assets ratio and the tangible common equity to risk-weighted assets ratios are not required by GAAP or applicable bank regulatory requirements. However, we believe these ratios provide meaningful supplemental information regarding our capital levels. Our management uses, and believes that investors benefit from referring to, these ratios in evaluating the adequacy of the Company’s capital levels; however, these financial measures should be considered in addition to, not as a substitute for or preferable to, comparable financial measures prepared in accordance with GAAP. These ratios are calculated by dividing total SVBFG stockholders' equity, by total period-end assets and risk-weighted assets, after reducing both amounts by acquired intangibles, if any. The manner in which this ratio is calculated varies among companies. Accordingly, our ratio is not necessarily comparable to similar measures of other companies.
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended March 31, 2016 and December 31, 2015:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
GAAP SVBFG stockholders’ equity	$3,381,044	$3,198,134	$3,246,536	$3,059,045
Tangible common equity	$3,381,044	$3,198,134	$3,246,536	$3,059,045
GAAP Total assets	$43,573,902	$44,686,703	$42,990,146	$44,045,967
Tangible assets	$43,573,902	$44,686,703	$42,990,146	$44,045,967
Risk-weighted assets	$26,382,154	$25,919,594	$24,922,140	$24,301,043
Tangible common equity to tangible assets	7.76%	7.16%	7.55%	6.95%
Tangible common equity to risk-weighted assets	12.82	12.34	13.03	12.59

Both the tangible common equity to tangible assets ratio and tangible common equity to risk-weighted assets ratio increased for SVB Financial and the Bank. The increases are a result of the proportionally higher increase in our capital compared to the increases in total and risk-weighted assets during the first quarter of 2016. Increased capital is reflective primarily of quarterly earnings. The growth in total and risk-weighted assets was primarily from loan growth and was partially offset by the decrease in our fixed income securities. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives off the balance sheet which may impact deposit levels. At March 31, 2016, our period-end total deposit balances decreased to $38.8 billion, compared to $39.1 billion at December 31, 2015.
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
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, cash proceeds from the sale of equity warrants and fund investments and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2015 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2016 and 2015. For further details, see our "Interim Consolidated Statements of Cash Flows (Unaudited)" under Part I, Item 1 of this report.

	March 31,
(Dollars in thousands)	2016	2015
Average cash and cash equivalents	$2,533,391	$1,739,496
Percentage of total average assets	5.7%	4.6%
Net cash provided by operating activities	$56,061	$53,206
Net cash provided by (used for) investing activities	1,474,078	(538,210)
Net cash used for financing activities	(1,164,884)	(62,164)
Net increase (decrease) in cash and cash equivalents	$365,255	$(547,168)
Average cash and cash equivalents increased by $0.8 billion, or 45.6 percent, to $2.5 billion for the three months ended March 31, 2016, compared to $1.7 billion for the comparable 2015 period. During the first quarter of 2015, we purchased $1.3 billion of fixed income securities which contributed to the lower average cash position during the first quarter of 2015.
Cash provided by operating activities was $56.1 million for the three months ended March 31, 2016, reflective primarily of net income before noncontrolling interests of $76.6 million. These net inflows also included $32.3 million of non-cash adjustments to reconcile net income to net cash and were partially offset by $101.2 million of incentive compensation payouts during the first quarter of 2016.
Cash provided by investing activities of $1.5 billion for the three months ended March 31, 2016 included $2.6 billion in proceeds from the sale of $1.9 billion of U.S. Treasury securities and $0.7 billion from maturities and principal paydowns from our fixed income securities investments, partially offset by $1.0 billion of loan disbursements to fund loan growth.
Cash used for financing activities was $1.2 billion for the three months ended March 31, 2016, primarily reflective of $0.8 billion of payments on our overnight short-term borrowings and a net decrease of $0.3 billion in deposits.
Cash and cash equivalents were $1.9 billion and $1.3 billion, respectively, at March 31, 2016 and March 31, 2015.
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

Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity ("EVE"). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of changes in market interest rates on our net interest income ("NII") assuming a static balance sheet as of the period-end reporting date. Changes in market interest rates that affect us are principally short-term interest rates and include the following: (i) National Prime and SVB

Prime rates; (ii) 1-month and 3-month LIBOR; and (iii) Fed Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, deposit pricing generally follows overall changes in short-term interest rates.
The following table presents our EVE and NII sensitivity exposure at March 31, 2016 and December 31, 2015 related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

Change in interest rates (basis points) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2016:
200	$5,462,887	$1,732,836	46.5%	$1,474,724	$310,033	26.6%
100	4,474,499	744,448	20.0	1,317,238	152,547	13.1
—	3,730,051	—	—	1,164,691	—	—
-100	4,403,220	673,169	18.0	1,115,822	(48,869)	(4.2)
-200	4,381,627	651,576	17.5	1,106,418	(58,273)	(5.0)
December 31, 2015:
200	$6,007,061	$1,783,649	42.2%	$1,454,889	$268,242	22.6%
100	5,166,410	942,998	22.3	1,318,584	131,937	11.1
—	4,223,412	—	—	1,186,647	—	—
-100	4,350,421	127,009	3.0	1,127,223	(59,424)	(5.0)
-200	4,548,417	325,005	7.7	1,095,854	(90,793)	(7.7)
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
Our base case EVE as of March 31, 2016 decreased from December 31, 2015 by $493 million as a result of balance sheet mix changes, as well as yield curve changes. Lower rates at the long end of the yield curve resulted in a relatively flat curve compared to December 31, 2015. This contributed a net negative impact of $392 million to base EVE, while balance sheet mix changes contributed an additional negative $101 million change in base EVE. Total deposits, primarily interest bearing non-maturity deposits, decreased by $373 million. During the three months ended March 31, 2016, we sold $1.9 billion of AFS investment securities to support $1.0 billion of loan growth, as well as the deposit outflow noted previously. EVE sensitivity increased in all rate scenarios due to the change in balance sheet composition as well as the flattening yield curve. Changes in the yield curve resulted in the discount rates for NIB non-maturity deposits hitting floors in the downward rate shock modeling scenarios.
12-Month Net Interest Income Simulation
Our estimated 12-month NII forecast at March 31, 2016 decreased from December 31, 2015 by $22 million due primarily to the sale of $1.9 billion of AFS investment securities as mentioned above. However, the decrease is partially offset by $1.0 billion of growth in the loan portfolio. NII sensitivity at March 31, 2016 increased in the upward interest rate shock scenarios relative to December 31, 2015 due to loan growth, and decreased in the downward rate shock scenarios due to a $373 million decrease in interest bearing deposits.

The simulation model used in the above analysis embeds floors in our interest rate scenarios, which prevent model benchmark rates from moving below 0.0% on certain variable interest rate assets and liabilities. Additionally, interest rate floors embedded in certain loan agreements will impact the repricing magnitude of these assets as benchmark rates move higher. In addition, we assume different deposit balance decay rates for each interest rate scenario based on a historical deposit study of our clients. These assumptions may change in future periods based on management discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.
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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 15–“Legal Matters” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors set forth in our 2015 Form 10-K.
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

SVB Financial Group

Date: May 10, 2016	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 10, 2016	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.1	2006 Equity Incentive Plan**					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement
**
Plan corrected to reflect the appropriate maximum aggregate number of shares of common stock that may be awarded and sold under the plan.  The previously-filed version of the plan contained an administrative error.