Form 10-Q
period 2016-06-30
SVB FINANCIAL GROUP
filed 2016-08-08
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2016, 52,037,552 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Glossary of Acronyms that may be used in this Report

AFS— Available-for-Sale
APIC— Additional Paid-in Capital
ASC— Accounting Standards Codification
ASU— Accounting Standards Update
CET— Common Equity Tier
EHOP— Employee Home Ownership Program of the Company
EPS— Earnings Per Share
ESOP— Employee Stock Ownership Plan of the Company
ESPP— 1999 Employee Stock Purchase Plan of the Company
FASB— Financial Accounting Standards Board
FDIC— Federal Deposit Insurance Corporation
FHLB— Federal Home Loan Bank
FRB— Federal Reserve Bank
FTE— Full-Time Employee
FTP— Funds Transfer Pricing
GAAP— Accounting principles generally accepted in the United States of America
IASB— International Accounting Standards Board
IPO—Initial Public Offering
IRS—Internal Revenue Service
IT—Information Technology
LIBOR— London Interbank Offered Rate
NIB— Non-Interest Bearing
M&A— Merger and Acquisition
OTTI— Other Than Temporary Impairment
SEC— Securities and Exchange Commission
SPD-SVB— SPD Silicon Valley Bank (China Joint Venture)
TDR— Troubled Debt Restructuring
UK— United Kingdom
VIE— Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,854,457	$1,503,257
Available-for-sale securities, at fair value (cost of $12,853,624 and $16,375,941, respectively)	13,058,617	16,380,748
Held-to-maturity securities, at cost (fair value of $8,322,048 and $8,758,622, respectively)	8,200,443	8,790,963
Non-marketable and other securities	664,054	674,946
Total investment securities	21,923,114	25,846,657
Loans, net of unearned income	18,833,778	16,742,070
Allowance for loan losses	(244,723)	(217,613)
Net loans	18,589,055	16,524,457
Premises and equipment, net of accumulated depreciation and amortization	110,485	102,625
Accrued interest receivable and other assets	655,543	709,707
Total assets	$43,132,654	$44,686,703
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$30,287,849	$30,867,497
Interest-bearing deposits	7,308,718	8,275,279
Total deposits	37,596,567	39,142,776
Short-term borrowings	503,219	774,900
Other liabilities	602,746	639,094
Long-term debt	796,329	796,702
Total liabilities	39,498,861	41,353,472
Commitments and contingencies (Note 12 and Note 15)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,025,673 shares and 51,610,226 shares outstanding, respectively	52	52
Additional paid-in capital	1,209,821	1,189,032
Retained earnings	2,165,784	1,993,646
Accumulated other comprehensive income	129,921	15,404
Total SVBFG stockholders’ equity	3,505,578	3,198,134
Noncontrolling interests	128,215	135,097
Total equity	3,633,793	3,333,231
Total liabilities and total equity	$43,132,654	$44,686,703

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Interest income:
Loans	$205,287	$167,252	$403,229	$332,753
Investment securities:
Taxable	86,603	84,613	177,653	165,887
Non-taxable	575	741	1,171	1,513
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	1,527	1,320	3,597	2,589
Total interest income	293,992	253,926	585,650	502,742
Interest expense:
Deposits	1,261	1,182	2,449	3,125
Borrowings	9,395	8,973	18,444	16,921
Total interest expense	10,656	10,155	20,893	20,046
Net interest income	283,336	243,771	564,757	482,696
Provision for loan losses	36,333	26,513	69,674	32,965
Net interest income after provision for loan losses	247,003	217,258	495,083	449,731
Noninterest income:
Gains on investment securities, net	23,270	24,975	18,586	58,238
Gains on derivative instruments, net	8,798	16,317	7,103	56,046
Foreign exchange fees	24,088	22,364	51,054	40,042
Credit card fees	15,424	14,215	30,931	26,305
Deposit service charges	13,114	11,301	25,786	22,037
Client investment fees	8,012	5,264	16,007	9,746
Lending related fees	7,802	8,163	15,615	16,185
Letters of credit and standby letters of credit fees	6,014	4,772	11,603	9,974
Other	6,254	18,916	22,225	11,238
Total noninterest income	112,776	126,287	198,910	249,811
Noninterest expense:
Compensation and benefits	115,580	124,915	237,842	240,685
Professional services	25,516	18,950	44,516	37,697
Premises and equipment	16,586	11,787	31,570	24,444
Business development and travel	9,327	9,764	21,573	20,876
Net occupancy	9,359	8,149	19,394	15,462
FDIC and state assessments	6,892	5,962	13,819	11,751
Correspondent bank fees	2,713	3,337	6,365	6,705
Provision for (reduction of) unfunded credit commitments	413	(3,061)	547	(798)
Other	13,966	14,309	28,759	27,831
Total noninterest expense	200,352	194,112	404,385	384,653
Income before income tax expense	159,427	149,433	289,608	314,889
Income tax expense	65,047	54,974	118,631	118,040
Net income before noncontrolling interests	94,380	94,459	170,977	196,849
Net (income) loss attributable to noncontrolling interests	(1,416)	(8,316)	1,161	(22,190)
Net income available to common stockholders	$92,964	$86,143	$172,138	$174,659
Earnings per common share—basic	$1.79	$1.68	$3.33	$3.42
Earnings per common share—diluted	1.78	1.66	3.30	3.37

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income before noncontrolling interests	$94,380	$94,459	$170,977	$196,849
Other comprehensive income, net of tax:
Change in cumulative translation (losses) gains:
Foreign currency translation (losses) gains	(1,795)	529	(2,049)	2,690
Related tax benefit (expense)	731	(321)	835	(1,141)
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	40,937	(45,541)	211,768	41,566
Related tax (expense) benefits	(16,686)	18,191	(86,289)	(17,024)
Reclassification adjustment for gains included in net income	(12,328)	(141)	(11,582)	(2,737)
Related tax expense	5,017	57	4,713	1,105
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(2,250)	(2,604)	(4,817)	(5,432)
Related tax benefit	905	1,047	1,938	2,186
Other comprehensive income (loss), net of tax	14,531	(28,783)	114,517	21,213
Comprehensive income	108,911	65,676	285,494	218,062
Comprehensive (income) loss attributable to noncontrolling interests	(1,416)	(8,316)	1,161	(22,190)
Comprehensive income attributable to SVBFG	$107,495	$57,360	$286,655	$195,872

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2014	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	509,146	—	13,582	—	—	13,582	—	13,582
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	10,157	—	—	10,157	—	10,157
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(1,069,437)	(1,069,437)
Net income	—	—	—	174,659	—	174,659	22,190	196,849
Capital calls and distributions, net	—	—	—	—	—	—	(53,045)	(53,045)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	22,910	22,910	—	22,910
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(3,246)	(3,246)	—	(3,246)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,549	1,549	—	1,549
Share-based compensation expense	—	—	14,907	—	—	14,907	—	14,907
Balance at June 30, 2015	51,461,496	$51	$1,162,508	$1,824,626	$63,917	$3,051,102	$138,370	$3,189,472
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231
Common stock issued under employee benefit plans, net of restricted stock cancellations	372,282	—	6,852	—	—	6,852	—	6,852
Common stock issued under ESOP	43,165	—	4,328	—	—	4,328	—	4,328
Income tax effect from stock options exercised, vesting of restricted stock and other	—	—	(6,587)	—	—	(6,587)	—	(6,587)
Net income (loss)	—	—	—	172,138	—	172,138	(1,161)	170,977
Capital calls and distributions, net	—	—	—	—	—	—	(5,721)	(5,721)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	118,610	118,610	—	118,610
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(2,879)	(2,879)	—	(2,879)
Foreign currency translation adjustments, net of tax	—	—	—	—	(1,214)	(1,214)	—	(1,214)
Share-based compensation expense	—	—	16,196	—	—	16,196	—	16,196
Balance at June 30, 2016	52,025,673	$52	$1,209,821	$2,165,784	$129,921	$3,505,578	$128,215	$3,633,793

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income before noncontrolling interests	$170,977	$196,849
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	69,674	32,965
Provision for (reduction of) unfunded credit commitments	547	(798)
Changes in fair values of derivatives, net	(3,439)	(33,030)
Gains on investment securities, net	(18,586)	(58,238)
Depreciation and amortization	23,768	19,753
Amortization of premiums and discounts on investment securities, net	7,923	9,662
Amortization of share-based compensation	14,425	15,986
Amortization of deferred loan fees	(46,896)	(43,194)
Pre-tax net gain on SVBIF sale transaction	—	(1,287)
Deferred income tax (benefit) expense	(6,374)	4,283
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	232	2,087
Accounts receivable and payable, net	(2,598)	(10,038)
Income tax receivable and payable, net	(32,915)	4,881
Accrued compensation	(79,858)	(30,579)
Foreign exchange spot contracts, net	53,870	46,517
Other, net	(8,683)	55,060
Net cash provided by operating activities	142,067	210,879
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(1,711,333)
Proceeds from sales of available-for-sale securities	2,878,272	6,674
Proceeds from maturities and pay downs of available-for-sale securities	660,464	791,954
Purchases of held-to-maturity securities	(140,641)	(1,032,637)
Proceeds from maturities and pay downs of held-to-maturity securities	743,117	734,606
Purchases of non-marketable and other securities	(31,239)	(21,694)
Proceeds from sales and distributions of non-marketable and other securities	28,064	93,210
Net (increase) decrease in loans	(2,091,903)	146,753
Proceeds from recoveries of charged-off loans	6,074	4,541
Effect of deconsolidation of noncontrolling interest	—	15,995
Net proceeds from SVBIF sale transaction	—	39,284
Purchases of premises and equipment	(24,057)	(24,539)
Net cash provided by (used for) investing activities	2,028,151	(957,186)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,546,209)	1,203,927
Net (decrease) in short-term borrowings	(271,681)	(5,244)
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(5,721)	(11,519)
Tax effect from stock exercises	(6,587)	10,157
Proceeds from issuance of common stock, ESPP, and ESOP	11,180	17,091
Proceeds from issuance of 3.50% Senior Notes	—	346,431
Net cash (used for) provided by financing activities	(1,819,018)	1,560,843
Net increase in cash and cash equivalents	351,200	814,536
Cash and cash equivalents at beginning of period (1)	1,503,257	1,811,014
Cash and cash equivalents at end of period	$1,854,457	$2,625,550
Supplemental disclosures:
Cash paid during the period for:
Interest	$20,942	$14,949
Income taxes	157,825	93,439
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$118,610	$22,910
Distributions of stock from investments (2)	265	63,148

(1)	Cash and cash equivalents at December 31, 2014 included $15.0 million recognized in assets held-for-sale in conjunction with the SVBIF sale transaction.

(2)	For the six months ended June 30, 2015, includes distributions to noncontrolling interests of $41.5 million.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
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
In June 2016, the FASB issued a new accounting standard update (ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments), which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance will be effective January 1, 2020, on a modified retrospective approach, with early adoption permitted, but not before January 1, 2020. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2016 and 2015:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Income Statement Location	2016	2015	2016	2015
Reclassification adjustment for gains included in net income	Gains on investment securities, net	$(12,328)	$(141)	$(11,582)	$(2,737)
Related tax expense	Income tax expense	5,017	57	4,713	1,105
Total reclassification adjustment for gains included in net income, net of tax		$(7,311)	$(84)	$(6,869)	$(1,632)
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income available to common stockholders	$92,964	$86,143	$172,138	$174,659
Denominator:
Weighted average common shares outstanding-basic	51,831	51,268	51,739	51,139
Weighted average effect of dilutive securities:
Stock options and ESPP	238	410	246	420
Restricted stock units	118	198	145	229
Denominator for diluted calculation	52,187	51,876	52,130	51,788
Earnings per common share:
Basic	$1.79	$1.68	$3.33	$3.42
Diluted	$1.78	$1.66	$3.30	$3.37

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2016	2015	2016	2015
Stock options	462	99	407	146
Restricted stock units	143	—	88	—
Total	605	99	495	146

3.	Share-Based Compensation
For the three and six months ended June 30, 2016 and 2015, we recorded share-based compensation and related tax benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Share-based compensation expense	$7,548	$8,215	$14,425	$15,986
Income tax benefit related to share-based compensation expense	(4,581)	(2,692)	(6,698)	(5,330)
Unrecognized Compensation Expense
As of June 30, 2016, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$12,710	2.69
Restricted stock units	56,871	2.84
Total unrecognized share-based compensation expense	$69,581

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2015	1,137,228	$77.12
Granted	175,433	105.18
Exercised	(108,199)	39.48
Forfeited	(11,043)	94.88
Expired	(190)	19.48
Outstanding at June 30, 2016	1,193,229	84.51	4.03	$21,461,860
Vested and expected to vest at June 30, 2016	1,157,616	83.78	3.97	21,397,505
Exercisable at June 30, 2016	737,697	71.64	3.02	19,756,003
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $95.16 as of June 30, 2016. The total intrinsic value of options exercised during the three and six months ended June 30, 2016 was $4.6 million and $6.7 million, respectively, compared to $11.6 million and $21.8 million for the comparable 2015 periods.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	572,038	$103.50
Granted	346,428	100.11
Vested	(211,674)	87.50
Forfeited	(12,381)	105.24
Nonvested at June 30, 2016	694,411	106.66

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
June 30, 2016:
Assets:
Cash and cash equivalents	$8,319	$—	$—
Non-marketable and other securities (1)	195,482	355,134	355,134
Accrued interest receivable and other assets	568	—	—
Total assets	$204,369	$355,134	$355,134
Liabilities:
Accrued expenses and other liabilities (1)	894	72,231	—
Total liabilities	$894	$72,231	$—
December 31, 2015:
Assets:
Cash and cash equivalents	$11,811	$—	$—
Non-marketable and other securities (1)	203,714	364,450	364,450
Accrued interest receivable and other assets	494	—	—
Total assets	$216,019	$364,450	$364,450
Liabilities:
Accrued expenses and other liabilities (1)	433	90,978	—
Total liabilities	$433	$90,978	$—

(1)
Included in our unconsolidated non-marketable and other securities portfolio at June 30, 2016 and December 31, 2015 are investments in qualified affordable housing projects of $153.8 million and $154.4 million, respectively and related unfunded commitments of $72.2 million and $91.0 million, respectively.

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
As of June 30, 2016, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $203.5 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $355.1 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Cash and due from banks (1)	$1,533,270	$1,372,743
Securities purchased under agreements to resell (2)	316,059	125,391
Other short-term investment securities	5,128	5,123
Total cash and cash equivalents	$1,854,457	$1,503,257

(1)
At June 30, 2016 and December 31, 2015, $542 million and $405 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $666 million and $500 million, respectively.

(2)
At June 30, 2016 and December 31, 2015, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $322 million and $128 million, respectively. None of these securities received as collateral were sold or pledged as of June 30, 2016 or December 31, 2015.

6.	Investment Securities
Our investment securities portfolio consists of i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$8,826,762	$150,336	$—	$8,977,098
U.S. agency debentures	2,288,876	47,726	—	2,336,602
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,200,111	8,093	(1,910)	1,206,294
Agency-issued collateralized mortgage obligations—variable rate	537,041	1,004	(348)	537,697
Equity securities	834	152	(60)	926
Total available-for-sale securities	$12,853,624	$207,311	$(2,318)	$13,058,617

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$11,679,450	$19,134	$(20,549)	$11,678,035
U.S. agency debentures	2,677,453	17,684	(5,108)	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,408,206	6,591	(15,518)	1,399,279
Agency-issued collateralized mortgage obligations—variable rate	604,236	3,709	(9)	607,936
Equity securities	6,596	460	(1,587)	5,469
Total available-for-sale securities	$16,375,941	$47,578	$(42,771)	$16,380,748
The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2016:

	June 30, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	$—	$—	$263,702	$(1,910)	$263,702	$(1,910)
Agency-issued collateralized mortgage obligations—variable rate	187,429	(348)	—	—	187,429	(348)
Equity securities	187	(60)	—	—	187	(60)
Total temporarily impaired securities: (1)	$187,616	$(408)	$263,702	$(1,910)	$451,318	$(2,318)

(1)
As of June 30, 2016, we identified a total of 74 investments that were in unrealized loss positions, of which 14 investments totaling $263.7 million with unrealized losses of $1.9 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2016, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of June 30, 2016, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as available-for-sale as of June 30, 2016. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$8,977,098	1.31%	$1,353,468	0.78%	$7,623,630	1.41%	$—	—%	$—	—%
U.S. agency debentures	2,336,602	1.59	376,492	1.42	1,960,110	1.62	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,206,294	1.93	—	—	—	—	848,402	2.11	357,892	1.52
Agency-issued collateralized mortgage obligations - variable rate	537,697	0.71	—	—	—	—	—	—	537,697	0.71
Total	$13,057,691	1.40	$1,729,960	0.92	$9,583,740	1.45	$848,402	2.11	$895,589	1.03

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$588,813	$19,436	$—	$608,249
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,228,633	40,751	(270)	2,269,114
Agency-issued collateralized mortgage obligations—fixed rate	3,829,568	44,721	(1,267)	3,873,022
Agency-issued collateralized mortgage obligations—variable rate	343,040	200	(41)	343,199
Agency-issued commercial mortgage-backed securities	1,152,105	18,927	(164)	1,170,868
Municipal bonds and notes	58,284	161	(849)	57,596
Total held-to-maturity securities	$8,200,443	$124,196	$(2,591)	$8,322,048

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$545,473	$8,876	$—	$554,349
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,366,627	546	(11,698)	2,355,475
Agency-issued collateralized mortgage obligations—fixed rate	4,225,781	3,054	(32,999)	4,195,836
Agency-issued collateralized mortgage obligations—variable rate	370,779	758	(33)	371,504
Agency-issued commercial mortgage-backed securities	1,214,716	3,405	(3,475)	1,214,646
Municipal bonds and notes	67,587	55	(830)	66,812
Total held-to-maturity securities	$8,790,963	$16,694	$(49,035)	$8,758,622

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of June 30, 2016:

	June 30, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$766	$(20)	$24,980	$(250)	$25,746	$(270)
Agency-issued collateralized mortgage obligations—fixed rate	—	—	270,867	(1,267)	270,867	(1,267)
Agency-issued collateralized mortgage obligations—variable rate	186,137	(41)	—	—	186,137	(41)
Agency-issued commercial mortgage-backed securities	—	—	26,424	(164)	26,424	(164)
Municipal bonds and notes	12,588	(75)	33,790	(774)	46,378	(849)
Total temporarily impaired securities (1):	$199,491	$(136)	$356,061	$(2,455)	$555,552	$(2,591)

(1)
As of June 30, 2016, we identified a total of 132 investments that were in unrealized loss positions, of which 81 investments totaling $356.1 million with unrealized losses of $2.5 million have been in an impaired position for a period of time greater than 12 months. As of June 30, 2016, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of June 30, 2016, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of June 30, 2016. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	June 30, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$588,813	2.70%	$—	—%	$16,633	4.07%	$572,180	2.66%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,228,633	2.38	—	—	223,864	2.72	299,976	1.81	1,704,793	2.44
Agency-issued collateralized mortgage obligations - fixed rate	3,829,568	1.73	—	—	—	—	23,606	1.75	3,805,962	1.73
Agency-issued collateralized mortgage obligations - variable rate	343,040	0.74	—	—	—	—	—	—	343,040	0.74
Agency-issued commercial mortgage-backed securities	1,152,105	2.12	—	—	—	—	—	—	1,152,105	2.12
Municipal bonds and notes	58,284	6.06	4,627	5.69	25,667	6.01	25,377	6.14	2,613	6.46
Total	$8,200,443	2.02	$4,627	5.69	$266,164	3.12	$921,139	2.45	$7,008,513	1.92

Non-marketable and Other Securities
The components of our non-marketable and other investment securities portfolio at June 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$144,227	$152,237
Other venture capital investments (2)	2,040	2,040
Other securities (fair value accounting) (3)	280	548
Non-marketable securities (equity method accounting) (4):
Venture capital and private equity fund investments	82,214	85,705
Debt funds	19,239	21,970
Other investments	120,721	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	117,379	120,676
Other investments	24,156	18,882
Investments in qualified affordable housing projects, net (6)	153,798	154,356
Total non-marketable and other securities	$664,054	$674,946

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and our ownership percentage of each fund at June 30, 2016 and December 31, 2015 (fair value accounting):

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$18,062	12.6%	$20,794	12.6%
SVB Capital Preferred Return Fund, LP	58,220	20.0	60,619	20.0
SVB Capital—NT Growth Partners, LP	60,789	33.0	62,983	33.0
Other private equity fund (i)	7,156	58.2	7,841	58.2
Total venture capital and private equity fund investments	$144,227		$152,237

(i)
At June 30, 2016, we had a direct ownership interest of 41.5 percent in the other private equity fund and an indirect ownership interest of 12.6 percent through our ownership interest of SVB Capital—NT Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of SVB Capital Preferred Return Fund, LP.

(2)	The following table shows the amounts of other venture capital investments held by the following fund and our ownership percentage at June 30, 2016 and December 31, 2015 (fair value accounting):

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$2,040	10.7%	$2,040	10.7%
Total other venture capital investments	$2,040		$2,040

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at June 30, 2016 and December 31, 2015 (equity method accounting):

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
SVB Strategic Investors Fund II, LP	$8,996	8.6%	$10,035	8.6%
SVB Strategic Investors Fund III, LP	20,957	5.9	23,926	5.9
SVB Strategic Investors Fund IV, LP	24,557	5.0	26,411	5.0
Strategic Investors Fund V funds	11,463	Various	10,470	Various
Other venture capital and private equity fund investments	16,241	Various	14,863	Various
Total venture capital and private equity fund investments	$82,214		$85,705
Debt funds:
Gold Hill Capital 2008, LP (i)	$15,705	15.5%	$17,453	15.5%
Other debt funds	3,534	Various	4,517	Various
Total debt funds	$19,239		$21,970
Other investments:
China Joint Venture investment	$78,074	50.0%	$78,799	50.0%
Other investments	42,647	Various	39,733	Various
Total other investments	$120,721		$118,532

(i)	At June 30, 2016, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 264 and 267 funds (primarily venture capital funds) at June 30, 2016 and December 31, 2015, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $117 million and $227 million, respectively, as of June 30, 2016. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $121 million and $233 million, respectively, as of December 31, 2015.

(6)	The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Investments in qualified affordable housing projects, net	$153,798	$154,356
Accrued expenses and other liabilities	72,231	90,978

The following table presents other information relating to our investments in qualified affordable housing projects for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Tax credits and other tax benefits recognized	$4,066	$3,214	$8,132	$6,427
Amortization expense included in provision for income taxes (i)	3,578	2,741	7,190	5,538

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$12,401	$235	$14,154	$2,925
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	7,524	9,199	10,347	18,021
Other venture capital investments	5	—	13	183
Other securities (fair value accounting)	305	281	368	9,068
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	2,019	6,709	3,672	12,723
Debt funds	64	183	964	1,688
Other investments	3,190	45	4,041	2,727
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	5,514	10,644	7,852	15,477
Other investments	13	218	13	576
Total gross gains on investment securities	31,035	27,514	41,424	63,388
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(73)	(94)	(2,572)	(188)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(5,943)	(599)	(13,836)	(1,547)
Other venture capital investments	—	—	(38)	(52)
Other securities (fair value accounting)	(250)	(120)	(407)	(792)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(466)	(409)	(4,021)	(437)
Debt funds	(284)	—	(329)	(588)
Other investments	(312)	(1,140)	(956)	(1,140)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(270)	(174)	(441)	(398)
Other investments	(167)	(3)	(238)	(8)
Total gross losses on investment securities	(7,765)	(2,539)	(22,838)	(5,150)
Gains on investment securities, net	$23,270	$24,975	$18,586	$58,238

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
For the three months ended June 30, 2016 and 2015, includes OTTI losses of $0.3 million from the declines in value for 10 of the 264 investments and $0.2 million from the declines in value for 8 of the 273 investments, respectively. For the six months ended June 30, 2016 and 2015, includes OTTI losses of $0.4 million from the declines in value for 18 of the 264 investments and $0.3 million from the declines in value for 17 of the 273 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

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
The composition of loans, net of unearned income of $116 million and $115 million at June 30, 2016 and December 31, 2015, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial loans:
Software and internet	$5,530,874	$5,437,915
Hardware	1,123,433	1,071,528
Private equity/venture capital	7,078,544	5,467,577
Life science/healthcare	1,780,974	1,710,642
Premium wine	191,183	201,175
Other	378,399	312,278
Total commercial loans	16,083,407	14,201,115
Real estate secured loans:
Premium wine (1)	638,053	646,120
Consumer loans (2)	1,748,419	1,544,440
Other	44,350	44,830
Total real estate secured loans	2,430,822	2,235,390
Construction loans	79,772	78,682
Consumer loans	239,777	226,883
Total loans, net of unearned income (3)	$18,833,778	$16,742,070

(1)	Included in our premium wine portfolio are gross construction loans of $107 million and $121 million at June 30, 2016 and December 31, 2015, respectively.

(2)	Consumer loans secured by real estate at June 30, 2016 and December 31, 2015 were comprised of the following:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Loans for personal residence	$1,495,858	$1,312,818
Loans to eligible employees	175,269	156,001
Home equity lines of credit	77,292	75,621
Consumer loans secured by real estate	$1,748,419	$1,544,440

(3)	Included within our total loan portfolio are credit card loans of $181 million and $177 million at June 30, 2016 and December 31, 2015, respectively.

Credit Quality
The composition of loans, net of unearned income of $116 million and $115 million at June 30, 2016 and December 31, 2015, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Commercial loans:
Software and internet	$5,530,874	$5,437,915
Hardware	1,123,433	1,071,528
Private equity/venture capital	7,078,544	5,467,577
Life science/healthcare	1,780,974	1,710,642
Premium wine	829,236	847,295
Other	502,521	435,790
Total commercial loans	16,845,582	14,970,747
Consumer loans:
Real estate secured loans	1,748,419	1,544,440
Other consumer loans	239,777	226,883
Total consumer loans	1,988,196	1,771,323
Total loans, net of unearned income	$18,833,778	$16,742,070

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
June 30, 2016:
Commercial loans:
Software and internet	$16,406	$1,138	$54	$17,598	$5,459,384	$54
Hardware	201	48	—	249	1,108,574	—
Private equity/venture capital	11,258	63	—	11,321	7,118,442	—
Life science/healthcare	503	26	358	887	1,743,728	358
Premium wine	4,537	—	—	4,537	825,275	—
Other	98	—	—	98	500,293	—
Total commercial loans	33,003	1,275	412	34,690	16,755,696	412
Consumer loans:
Real estate secured loans	—	—	—	—	1,747,021	—
Other consumer loans	45,008	83	—	45,091	193,745	—
Total consumer loans	45,008	83	—	45,091	1,940,766	—
Total gross loans excluding impaired loans	78,011	1,358	412	79,781	18,696,462	412
Impaired loans	2,975	662	16,182	19,819	153,840	—
Total gross loans	$80,986	$2,020	$16,594	$99,600	$18,850,302	$412
December 31, 2015:
Commercial loans:
Software and internet	$3,384	$6,638	$—	$10,022	$5,371,222	$—
Hardware	1,061	66	—	1,127	1,051,368	—
Private equity/venture capital	—	17	—	17	5,511,912	—
Life science/healthcare	853	6,537	—	7,390	1,665,801	—
Premium wine	16	65	—	81	847,249	—
Other	14	22	—	36	438,313	—
Total commercial loans	5,328	13,345	—	18,673	14,885,865	—
Consumer loans:
Real estate secured loans	4,911	865	—	5,776	1,537,421	—
Other consumer loans	228	115	—	343	226,369	—
Total consumer loans	5,139	980	—	6,119	1,763,790	—
Total gross loans excluding impaired loans	10,467	14,325	—	24,792	16,649,655	—
Impaired loans	333	—	7,221	7,554	175,130	—
Total gross loans	$10,800	$14,325	$7,221	$32,346	$16,824,785	$—

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
June 30, 2016:
Commercial loans:
Software and internet	$93,971	$—	$93,971	$101,358
Hardware	22,751	—	22,751	22,786
Private equity/venture capital	—	—	—	—
Life science/healthcare	49,265	—	49,265	51,412
Premium wine	1,296	—	1,296	1,296
Other	5,467	—	5,467	5,467
Total commercial loans	172,750	—	172,750	182,319
Consumer loans:
Real estate secured loans	123	—	123	1,387
Other consumer loans	786	—	786	786
Total consumer loans	909	—	909	2,173
Total	$173,659	$—	$173,659	$184,492
December 31, 2015:
Commercial loans:
Software and internet	$100,866	$—	$100,866	$125,494
Hardware	27,736	—	27,736	27,869
Private equity/venture capital	—	—	—	—
Life science/healthcare	50,429	925	51,354	55,310
Premium wine	898	1,167	2,065	2,604
Other	520	—	520	520
Total commercial loans	180,449	2,092	182,541	211,797
Consumer loans:
Real estate secured loans	143	—	143	1,393
Other consumer loans	—	—	—	—
Total consumer loans	143	—	143	1,393
Total	$180,592	$2,092	$182,684	$213,190

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and six months ended June 30, 2016 and 2015:

Three months ended June 30,	Average impaired loans		Interest income on impaired loans
(dollars in thousands)	2016	2015	2016	2015 (1)
Commercial loans:
Software and internet	$101,168	$52,747	$438	$—
Hardware	23,221	1,393	442	—
Life science/healthcare	33,324	1,993	—	—
Premium wine	2,040	1,239	18	—
Other	5,485	5,222	7	—
Total commercial loans	165,238	62,594	905	—
Consumer loans:
Real estate secured loans	127	183	—	—
Other consumer loans	786	76	11	—
Total consumer loans	913	259	11	—
Total average impaired loans	$166,151	$62,853	$916	$—

(1)	For the three months ended June 30, 2015 all impaired loans were nonaccrual loans and no interest income was recognized.

Six months ended June 30,	Average impaired loans		Interest income on impaired loans
(dollars in thousands)	2016	2015	2016	2015 (1)
Commercial loans:
Software and internet	$95,268	$43,236	$763	$—
Hardware	23,824	1,518	749	—
Life science/healthcare	36,507	1,197	—	—
Premium wine	2,106	1,261	35	—
Other	4,669	3,681	15	—
Total commercial loans	162,374	50,893	1,562	—
Consumer loans:
Real estate secured loans	131	189	—	—
Other consumer loans	410	82	11	—
Total consumer loans	541	271	11	—
Total average impaired loans	$162,915	$51,164	$1,573	$—

(1)	For the six months ended June 30, 2015 all impaired loans were nonaccrual loans and no interest income was recognized.

The following tables summarize the activity relating to our allowance for loan losses for the three and six months ended June 30, 2016 and 2015, broken out by portfolio segment:

Three months ended June 30, 2016 (dollars in thousands)	Beginning Balance March 31, 2016	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2016
Commercial loans:
Software and internet	$106,898	$(18,055)	$260	$16,215	$(1,089)	$104,229
Hardware	23,836	(2,015)	183	2,003	(136)	23,871
Private equity/venture capital	43,686	—	—	6,562	(441)	49,807
Life science/healthcare	30,285	(606)	185	12,853	(865)	41,852
Premium wine	5,244	—	—	(465)	31	4,810
Other	9,547	—	599	(714)	48	9,480
Total commercial loans	219,496	(20,676)	1,227	36,454	(2,452)	234,049
Consumer loans	10,753	—	34	(121)	8	10,674
Total allowance for loan losses	$230,249	$(20,676)	$1,261	$36,333	$(2,444)	$244,723

Three months ended June 30, 2015 (dollars in thousands)	Beginning Balance March 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments (1)	Ending Balance June 30, 2015
Commercial loans:
Software and internet	$82,092	$(762)	$597	$24,732	$69	$106,728
Hardware	21,258	(839)	1,881	(1,823)	(5)	20,472
Private equity/venture capital	30,837	—	—	(1,557)	(4)	29,276
Life science/healthcare	15,323	(2,994)	45	4,846	13	17,233
Premium wine	4,503	—	7	(101)	—	4,409
Other	6,151	(139)	409	(505)	(22)	5,894
Total commercial loans	160,164	(4,734)	2,939	25,592	51	184,012
Consumer loans	7,711	—	—	921	—	8,632
Total allowance for loan losses	$167,875	$(4,734)	$2,939	$26,513	$51	$192,644

(1)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amounts were previously reported with loan recoveries and have been revised to conform to current period presentation.

Six months ended June 30, 2016 (dollars in thousands)	Beginning Balance December 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance June 30, 2016
Commercial loans:
Software and internet	$103,045	$(40,216)	$4,220	$37,847	$(667)	$104,229
Hardware	23,085	(3,501)	422	3,962	(97)	23,871
Private equity/venture capital	35,282	—	—	14,805	(280)	49,807
Life science/healthcare	36,576	(3,001)	676	8,550	(949)	41,852
Premium wine	5,205	—	—	(426)	31	4,810
Other	4,252	(30)	673	4,431	154	9,480
Total commercial loans	207,445	(46,748)	5,991	69,169	(1,808)	234,049
Consumer loans	10,168	(102)	83	505	20	10,674
Total allowance for loan losses	$217,613	$(46,850)	$6,074	$69,674	$(1,788)	$244,723

Six months ended June 30, 2015 (dollars in thousands)	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments (1)	Ending Balance June 30, 2015
Commercial loans:
Software and internet	$80,981	$(2,165)	$1,044	$26,869	$(1)	$106,728
Hardware	25,860	(4,049)	2,809	(4,221)	73	20,472
Private equity/venture capital	27,997	—	—	1,381	(102)	29,276
Life science/healthcare	15,208	(3,219)	79	5,161	4	17,233
Premium wine	4,473	—	7	(71)	—	4,409
Other	3,253	(788)	556	2,933	(60)	5,894
Total commercial loans	157,772	(10,221)	4,495	32,052	(86)	184,012
Consumer loans	7,587	—	132	913	—	8,632
Total allowance for loan losses	$165,359	$(10,221)	$4,627	$32,965	$(86)	$192,644

(1)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amounts were previously reported with loan recoveries and have been revised to conform to current period presentation.

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of June 30, 2016 and December 31, 2015, broken out by portfolio segment:

	June 30, 2016				December 31, 2015
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$33,705	$93,971	$70,524	$5,436,903	$34,098	$100,866	$68,947	$5,337,049
Hardware	2,327	22,751	21,544	1,100,682	3,160	27,736	19,925	1,043,792
Private equity/venture capital	—	—	49,807	7,078,544	—	—	35,282	5,467,577
Life science/healthcare	23,380	49,265	18,472	1,731,709	20,230	51,354	16,346	1,659,288
Premium wine	130	1,296	4,680	827,940	90	2,065	5,115	845,230
Other	5,047	5,467	4,433	497,054	52	520	4,200	435,270
Total commercial loans	64,589	172,750	169,460	16,672,832	57,630	182,541	149,815	14,788,206
Consumer loans	202	909	10,472	1,987,287	143	143	10,025	1,771,180
Total	$64,791	$173,659	$179,932	$18,660,119	$57,773	$182,684	$159,840	$16,559,386
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

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
June 30, 2016:
Commercial loans:
Software and internet	$4,896,785	$580,197	$24,097	$69,874	$5,570,953
Hardware	958,512	150,311	22,694	57	1,131,574
Private equity/venture capital	7,129,763	—	—	—	7,129,763
Life science/healthcare	1,601,046	143,569	—	49,265	1,793,880
Premium wine	802,929	26,883	1,296	—	831,108
Other	491,745	8,646	467	5,000	505,858
Total commercial loans	15,880,780	909,606	48,554	124,196	16,963,136
Consumer loans:
Real estate secured loans	1,747,021	—	—	123	1,747,144
Other consumer loans	238,836	—	786	—	239,622
Total consumer loans	1,985,857	—	786	123	1,986,766
Total gross loans	$17,866,637	$909,606	$49,340	$124,319	$18,949,902
December 31, 2015:
Commercial loans:
Software and internet	$4,933,179	$448,065	$23,321	$77,545	$5,482,110
Hardware	955,675	96,820	27,306	430	1,080,231
Private equity/venture capital	5,474,929	37,000	—	—	5,511,929
Life science/healthcare	1,544,555	128,636	7,247	44,107	1,724,545
Premium wine	825,058	22,272	898	1,167	849,395
Other	429,481	8,868	520	—	438,869
Total commercial loans	14,162,877	741,661	59,292	123,249	15,087,079
Consumer loans:
Real estate secured loans	1,539,468	3,729	—	143	1,543,340
Other consumer loans	224,601	2,111	—	—	226,712
Total consumer loans	1,764,069	5,840	—	143	1,770,052
Total gross loans	$15,926,946	$747,501	$59,292	$123,392	$16,857,131

TDRs
As of June 30, 2016 we had 17 TDRs with a total carrying value of $78.3 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were $3.5 million of unfunded commitments available for funding to the clients associated with these TDRs as of June 30, 2016.

The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Loans modified in TDRs:
Commercial loans:
Software and internet	$49,427	$56,790
Hardware	107	473
Life science/healthcare	24,501	51,878
Premium wine	2,983	2,065
Other	467	519
Total commercial loans	77,485	111,725
Consumer loans:
Other consumer loans	786	—
Total consumer loans	786	—
Total	$78,271	$111,725
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Loans modified in TDRs during the period:
Commercial loans:
Software and internet	$4,402	$27,525	$5,525	$27,525
Hardware	—	—	—	2,040
Premium wine	—	—	506	—
Total commercial loans	4,402	27,525	6,031	29,565
Consumer loans:
Other consumer loans	786	—	786	—
Total consumer loans	786	—	786	—
Total loans modified in TDRs during the period (1)	$5,188	$27,525	$6,817	$29,565

(1)	There were $0.5 million and $4.3 million of partial charge-offs during the three and six months ended June 30, 2016 and no partial charge-offs during the three and six months ended June 30, 2015.
During the three months ended June 30, 2016, all new TDRs were modified through payment deferrals granted to our clients. During the six months ended June 30, 2016, $5.7 million of new TDRs were modified through payment deferrals granted to our clients and $1.1 million were modified through partial forgiveness of principal.
During the three and six months ended June 30, 2015, new TDRs of $27.5 million and $29.6 million, respectively, were modified through payment deferrals granted to our clients.
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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software and internet	$1,474	$27,525	$1,474	$27,525
Premium wine	506	—	506	—
Total TDRs modified within the previous 12 months that defaulted in the period	$1,980	$27,525	$1,980	$27,525
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of June 30, 2016.

8.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at June 30, 2016 and December 31, 2015:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at June 30, 2016	June 30, 2016	December 31, 2015
Short-term borrowings:
Short-term FHLB advances	July 5, 2016	$500,000	$500,000	$638,000
Federal funds purchased		—	—	135,000
Other short-term borrowings	(1)	3,219	3,219	1,900
Total short-term borrowings			$503,219	$774,900
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$346,822	$346,667
5.375% Senior Notes	September 15, 2020	350,000	347,297	347,016
6.05% Subordinated Notes (2)	June 1, 2017	45,964	47,628	48,350
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,582	54,669
Total long-term debt			$796,329	$796,702

(1)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

(2)
At June 30, 2016 and December 31, 2015, included in the carrying value of our 6.05% Subordinated Notes was an interest rate swap valued at $1.9 million and $2.8 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to short-term borrowings and long-term debt was $9.4 million and $18.4 million for the three and six months ended June 30, 2016, respectively, and $9.0 million and $16.9 million for the three and six months ended June 30, 2015, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of June 30, 2016 and December 31, 2015 was 0.45 percent and 0.32 percent, respectively.

Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of June 30, 2016, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at June 30, 2016 totaled $1.8 billion, of which $1.2 billion was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2016 totaled $0.9 billion, all of which was unused and available to support additional borrowings.

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
Interest Rate Risk
Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our interest rate sensitive assets and liabilities and changes in market interest rates. To manage interest rate risk for our 6.05% Subordinated Notes, we entered into a fixed-for-floating interest rate swap agreement at the time of debt issuance based upon LIBOR with matched-terms. The net cash benefit associated with our interest rate swap is recorded as a reduction in “Interest expense—Borrowings,” a component of net interest income. The fair value of our interest rate swaps is calculated using a discounted cash flow method and adjusted for credit valuation associated with counterparty risk. Changes in fair value of the interest rate swaps are reflected in either other assets (for swaps in an asset position) or other liabilities (for swaps in a liability position).
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
The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at June 30, 2016 and December 31, 2015 were as follows:

		June 30, 2016				December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$1,918	$—	$1,918	$45,964	$2,768	$—	$2,768
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	41,845	1,546	1,230	316	49,287	809	—	809
Foreign exchange forwards	Other liabilities	111,614	(1,028)	—	(1,028)	6,586	(669)	—	(669)
Net exposure			518	1,230	(712)		140	—	140
Other derivative instruments:
Equity warrant assets	Other assets	208,551	129,800	—	129,800	210,102	137,105	—	137,105
Other derivatives:
Client foreign exchange forwards	Other assets	1,468,046	49,685	1,989	47,696	935,514	29,722	1,900	27,822
Client foreign exchange forwards	Other liabilities	1,151,920	(42,898)	—	(42,898)	841,182	(24,978)	—	(24,978)
Client foreign currency options	Other assets	102,017	1,614	—	1,614	46,625	706	—	706
Client foreign currency options	Other liabilities	102,017	(1,614)	—	(1,614)	46,625	(706)	—	(706)
Client interest rate derivatives	Other assets	349,123	8,554	—	8,554	422,741	3,973	—	3,973
Client interest rate derivatives	Other liabilities	389,079	(9,655)	—	(9,655)	422,741	(4,384)	—	(4,384)
Net exposure			5,686	1,989	3,697		4,333	1,900	2,433
Net			$137,922	$3,219	$134,703		$144,346	$1,900	$142,446

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of June 30, 2016 remain at investment grade or higher and there were no material changes in their credit ratings during the three and six months ended June 30, 2016.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and six months ended June 30, 2016 and 2015 is as follows:

		Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	Statement of income location	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$590	$634	$1,199	$1,272
Changes in fair value of interest rate swaps	Gains on derivative instruments, net	(13)	(11)	(30)	(14)
Net gains associated with interest rate risk derivatives		$577	$623	$1,169	$1,258
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$(5,307)	$8,306	$(2,816)	$(11,853)
Gains (losses) on internal foreign exchange forward contracts, net	Gains on derivative instruments, net	3,923	(8,174)	1,715	11,844
Net (losses) gains associated with internal currency risk		$(1,384)	$132	$(1,101)	$(9)
Other derivative instruments:
(Losses) gains on revaluations of client foreign currency instruments, net	Other noninterest income	$(133)	$(802)	$3,521	$(178)
Gains (losses) on client foreign exchange forward contracts, net	Gains on derivative instruments, net	68	787	(5,586)	280
Net (losses) gains associated with client currency risk		$(65)	$(15)	$(2,065)	$102
Net gains on equity warrant assets	Gains on derivative instruments, net	$5,089	$23,616	$11,694	$43,894
Net (losses) gains on other derivatives	Gains on derivative instruments, net	$(269)	$99	$(690)	$42

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.

The following table summarizes our assets subject to enforceable master netting arrangements as of June 30, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2016
Derivative Assets:
Interest rate swaps	$1,918	$—	$1,918	$(1,918)	$—	$—
Foreign exchange forwards	51,231	—	51,231	(22,301)	(3,219)	25,711
Foreign currency options	1,614	—	1,614	(786)	—	828
Client interest rate derivatives	8,554	—	8,554	(8,530)	—	24
Total derivative assets:	63,317	—	63,317	(33,535)	(3,219)	26,563
Reverse repurchase, securities borrowing, and similar arrangements	316,059	—	316,059	(316,059)	—	—
Total	$379,376	$—	$379,376	$(349,594)	$(3,219)	$26,563
December 31, 2015
Derivative Assets:
Interest rate swaps	$2,768	$—	$2,768	$(2,768)	$—	$—
Foreign exchange forwards	30,531	—	30,531	(18,141)	(1,900)	10,490
Foreign currency options	711	(5)	706	(706)	—	—
Client interest rate derivatives	3,973	—	3,973	(3,973)	—	—
Total derivative assets:	37,983	(5)	37,978	(25,588)	(1,900)	10,490
Reverse repurchase, securities borrowing, and similar arrangements	125,391	—	125,391	(125,391)	—	—
Total	$163,374	$(5)	$163,369	$(150,979)	$(1,900)	$10,490
The following table summarizes our liabilities subject to enforceable master netting arrangements as of June 30, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2016
Derivative Liabilities:
Foreign exchange forwards	$43,926	$—	$43,926	$(25,658)	$—	$18,268
Foreign currency options	1,614	—	1,614	(1,307)	—	307
Client interest rate derivatives	9,655	—	9,655	(9,655)	—	—
Total derivative liabilities:	55,195	—	55,195	(36,620)	—	18,575
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$55,195	$—	$55,195	$(36,620)	$—	$18,575
December 31, 2015
Derivative Liabilities:
Foreign exchange forwards	$25,647	$—	$25,647	$(10,818)	$—	$14,829
Foreign currency options	711	(5)	706	—	—	706
Client interest rate derivatives	4,384	—	4,384	(4,384)	—	—
Total derivative liabilities:	30,742	(5)	30,737	(15,202)	—	15,535
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$30,742	$(5)	$30,737	$(15,202)	$—	$15,535

10.	Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Fund management fees	$4,298	$3,861	$8,918	$7,583
Service-based fee income	2,148	2,413	4,240	4,519
(Losses) gains on revaluation of internal foreign currency instruments, net (1)	(5,307)	8,306	(2,816)	(11,853)
Other (2)	5,115	4,336	11,883	10,989
Total other noninterest income	$6,254	$18,916	$22,225	$11,238

(1)
Represents the net revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash. We enter into internal foreign exchange forward contracts to economically reduce our foreign exchange exposure related to these foreign currency denominated financial instruments issued and held by us. The changes in the fair value of internal foreign exchange forward contracts are included within noninterest income in the line item "Gains on derivative instruments, net".

(2)
Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income. Also included in this line item is the revaluation of client foreign currency denominated financial instruments. We enter into client foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client foreign currency denominated financial instruments. The changes in the fair value of client foreign exchange forward contracts are included within noninterest income in the line item "Gains on derivative instruments, net".

A summary of other noninterest expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Lending and other client related processing costs	$3,541	$3,704	$7,836	$7,253
Telephone	2,416	2,544	4,649	4,503
Data processing services	2,387	1,358	4,216	3,191
Postage and supplies	784	727	1,574	1,492
Dues and publications	647	697	1,449	1,282
Other	4,191	5,279	9,035	10,110
Total other noninterest expense	$13,966	$14,309	$28,759	$27,831

11.	Segment Reporting
We have three reportable segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. The results of our operating segments are based on our internal management reporting process.
Our Global Commercial Bank and SVB Private Bank segments' primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of FTP. Accordingly, these segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated at an instrument level based on account characteristics.
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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three and six months ended June 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended June 30, 2016
Net interest income (expense)	$254,680	$13,538	$(52)	$15,170	$283,336
(Provision for) reduction of loan losses	(36,454)	121	—	—	(36,333)
Noninterest income	77,310	762	11,420	23,284	112,776
Noninterest expense (3)	(147,423)	(2,954)	(3,684)	(46,291)	(200,352)
Income (loss) before income tax expense (4)	$148,113	$11,467	$7,684	$(7,837)	$159,427
Total average loans, net of unearned income	$16,026,605	$1,986,659	$—	$185,995	$18,199,259
Total average assets (5)	40,703,091	2,007,009	331,500	328,430	43,370,030
Total average deposits	36,690,002	1,115,599	—	354,358	38,159,959
Three months ended June 30, 2015
Net interest income	$203,931	$11,109	$1	$28,730	$243,771
Provision for loan losses	(25,592)	(921)	—	—	(26,513)
Noninterest income	66,031	595	19,909	39,752	126,287
Noninterest expense (3)	(145,339)	(3,231)	(3,704)	(41,838)	(194,112)
Income before income tax expense (4)	$99,031	$7,552	$16,206	$26,644	$149,433
Total average loans, net of unearned income	$12,607,066	$1,541,016	$—	$172,793	$14,320,875
Total average assets (5)	37,033,535	1,536,508	330,016	542,764	39,442,823
Total average deposits	33,713,123	1,084,632	—	158,312	34,956,067
Six months ended June 30, 2016
Net interest income (expense)	$510,858	$27,210	$(52)	$26,741	$564,757
Provision for loan losses	(69,169)	(505)	—	—	(69,674)
Noninterest income	152,069	1,389	13,873	31,579	198,910
Noninterest expense (3)	(301,629)	(6,359)	(7,597)	(88,800)	(404,385)
Income (loss) before income tax expense (4)	$292,129	$21,735	$6,224	$(30,480)	$289,608
Total average loans, net of unearned income	$15,473,170	$1,929,239	$—	$203,438	$17,605,847
Total average assets (5)	41,118,263	1,933,123	340,256	388,468	43,780,110
Total average deposits	37,263,823	1,123,167	—	327,054	38,714,044
Six months ended June 30, 2015
Net interest income	$407,680	$20,832	$2	$54,182	$482,696
Provision for loan losses	(32,052)	(913)	—	—	(32,965)
Noninterest income	129,224	992	40,587	79,008	249,811
Noninterest expense (3)	(283,787)	(6,107)	(7,190)	(87,569)	(384,653)
Income before income tax expense (4)	$221,065	$14,804	$33,399	$45,621	$314,889
Total average loans, net of unearned income	$12,556,506	$1,457,547	$—	$171,280	$14,185,333
Total average assets (5)	36,311,405	1,457,570	335,690	730,791	38,835,456
Total average deposits	33,094,710	1,167,823	—	149,640	34,412,173

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

(3)
The Global Commercial Bank segment includes direct depreciation and amortization of $6.2 million and $4.7 million for the three months ended June 30, 2016 and 2015, respectively and $11.9 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,302,359	$1,312,734
Variable interest rate commitments	12,473,768	12,822,461
Total loan commitments available for funding	13,776,127	14,135,195
Commercial and standby letters of credit (2)	1,726,361	1,479,164
Total unfunded credit commitments	$15,502,488	$15,614,359
Commitments unavailable for funding (3)	$2,001,114	$2,026,532
Maximum lending limits for accounts receivable factoring arrangements (4)	878,460	1,006,404
Reserve for unfunded credit commitments (5)	34,889	34,415

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at June 30, 2016. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,589,967	$41,490	$1,631,457	$1,631,457
Performance standby letters of credit	73,261	10,756	84,017	84,017
Commercial letters of credit	10,887	—	10,887	10,887
Total	$1,674,115	$52,246	$1,726,361	$1,726,361

Deferred fees related to financial and performance standby letters of credit were $10 million at both June 30, 2016 and December 31, 2015. At June 30, 2016, collateral in the form of cash of $776 million and available-for-sale securities of $0.5 million were available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at June 30, 2016:

Our Ownership in Venture Capital and Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	874	—	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,275	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	142	Various
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Debt funds	58,486	—	Various
Other fund investments (3)	298,994	13,847	Various
Total	$470,304	$21,099

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 270 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(4)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Item 1 of Part I of our 2015 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at June 30, 2016:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$1,563
SVB Capital Preferred Return Fund, LP	2,430
SVB Capital—NT Growth Partners, LP	2,309
Total	$6,302

13.	Income Taxes
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
At June 30, 2016, our unrecognized tax benefit was $3.3 million, the recognition of which would reduce our income tax expense by $2.1 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and six months ended June 30, 2016.

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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2016
Assets
Available-for-sale securities:
U.S. Treasury securities	$8,977,098	$—	$—	$8,977,098
U.S. agency debentures	—	2,336,602	—	2,336,602
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,206,294	—	1,206,294
Agency-issued collateralized mortgage obligations - variable rate	—	537,697	—	537,697
Equity securities	316	610	—	926
Total available-for-sale securities	8,977,414	4,081,203	—	13,058,617
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	144,227
Other venture capital investments (2)	—	—	2,040	2,040
Other securities (2)	280	—	—	280
Total non-marketable and other securities (fair value accounting)	280	—	2,040	146,547
Other assets:
Interest rate swaps	—	1,918	—	1,918
Foreign exchange forward and option contracts	—	52,845	—	52,845
Equity warrant assets	—	1,989	127,811	129,800
Client interest rate derivatives	—	8,554	—	8,554
Total assets	$8,977,694	$4,146,509	$129,851	$13,398,281
Liabilities
Foreign exchange forward and option contracts	$—	$45,540	$—	$45,540
Client interest rate derivatives	—	9,655	—	9,655
Total liabilities	$—	$55,195	$—	$55,195

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

(2)
Included in Level 1 and Level 3 assets are $0.2 million and $1.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2016 and 2015, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended June 30, 2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$5	$—	$—	$—	$(5)	$—	$2,040
Other assets:
Equity warrant assets (2)	128,982	4,843	—	(8,178)	2,218	—	(54)	127,811
Total assets	$131,022	$4,848	$—	$(8,178)	$2,218	$(5)	$(54)	$129,851
Three months ended June 30, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$3,390	$—	$—	$—	$—	$—	$—	$3,390
Other assets:
Equity warrant assets (2)	122,261	23,249	—	(27,393)	2,811	—	(891)	120,037
Total assets	$125,651	$23,249	$—	$(27,393)	$2,811	$—	$(891)	$123,427
Six months ended June 30, 2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$(25)	$—	$—	$—	$25	$—	$2,040
Other assets:
Equity warrant assets (2)	135,168	12,022	—	(23,594)	4,592	—	(377)	127,811
Total assets	$137,208	$11,997	$—	$(23,594)	$4,592	$25	$(377)	$129,851
Six months ended June 30, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$3,291	$131	$—	$(32)	$—	$—	$—	$3,390
Other assets:
Equity warrant assets (2)	114,698	43,333	—	(42,158)	5,298	—	(1,134)	120,037
Total assets	$117,989	$43,464	$—	$(42,190)	$5,298	$—	$(1,134)	$123,427

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$—	$59	$—	$158
Other assets:
Equity warrant assets (2)	7,624	6,437	8,856	14,809
Total unrealized gains, net	$7,624	$6,496	$8,856	$14,967
Unrealized gains attributable to noncontrolling interests	$—	$53	$—	$141

(1)	Unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “Gains on derivative instruments, net”, a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at June 30, 2016 and December 31, 2015. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
June 30, 2016:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	5,446	Modified Black-Scholes option pricing model	Volatility	37.7%
			Risk-Free interest rate	1.1%
			Sales restrictions discount (2)	19.6%
Equity warrant assets (private portfolio)	122,365	Modified Black-Scholes option pricing model	Volatility	36.7%
			Risk-Free interest rate	0.6%
			Marketability discount (3)	17.6%
			Remaining life assumption (4)	45.0%
December 31, 2015:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,786	Modified Black-Scholes option pricing model	Volatility	38.1%
			Risk-Free interest rate	2.1%
			Sales restrictions discount (2)	18.0%
Equity warrant assets (private portfolio)	133,382	Modified Black-Scholes option pricing model	Volatility	36.0%
			Risk-Free interest rate	1.1%
			Marketability discount (3)	16.6%
			Remaining life assumption (4)	45.0%

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At June 30, 2016, the weighted average contractual remaining term was 5.8 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and six months ended June 30, 2016 and 2015, we did not have any transfers between Level 2 and Level 1 or transfers between Level 3 and Level 1. Transfers from Level 3 to Level 2 for the three and six months ended June 30, 2016 were due primarily due to the expiration of lock-up, and other sales restrictions on certain of our public warrant positions. Transfers from Level 3 to Level 2 for the three and six months ended June 30, 2015 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at June 30, 2016 and December 31, 2015. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.
The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at June 30, 2016 and December 31, 2015:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
June 30, 2016:
Financial assets:
Cash and cash equivalents	$1,854,457	$1,854,457	$1,854,457	$—	$—
Held-to-maturity securities	8,200,443	8,322,048	—	8,322,048	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	121,864	124,662	—	—	124,662
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	241,845	352,348	—	—	—
Net commercial loans	16,611,533	16,701,555	—	—	16,701,555
Net consumer loans	1,977,522	1,960,486	—	—	1,960,486
FHLB and Federal Reserve Bank stock	63,166	63,166	—	—	63,166
Accrued interest receivable	107,323	107,323	—	107,323	—
Financial liabilities:
Short-term FHLB advances	500,000	500,000	500,000	—	—
Other short-term borrowings	3,219	3,219	3,219	—	—
Non-maturity deposits (2)	37,544,257	37,544,257	37,544,257	—	—
Time deposits	52,310	52,223	—	52,223	—
3.50% Senior Notes	346,822	357,172	—	357,172	—
5.375% Senior Notes	347,297	390,667	—	390,667	—
6.05% Subordinated Notes (3)	47,628	49,639	—	49,639	—
7.0% Junior Subordinated Debentures	54,582	54,804	—	54,804	—
Accrued interest payable	12,009	12,009	—	12,009	—

Off-balance sheet financial assets:
Commitments to extend credit	—	22,131	—	—	22,131
December 31, 2015:
Financial assets:
Cash and cash equivalents	$1,503,257	$1,503,257	$1,503,257	$—	$—
Held-to-maturity securities	8,790,963	8,758,622	—	8,758,622	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	114,795	117,172	—	—	117,172
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	250,970	364,799	—	—	—
Net commercial loans	14,763,302	14,811,588	—	—	14,811,588
Net consumer loans	1,761,155	1,737,960	—	—	1,737,960
FHLB and Federal Reserve Bank stock	56,991	56,991	—	—	56,991
Accrued interest receivable	107,604	107,604	—	107,604	—
Financial liabilities:
Short-term FHLB advances	638,000	638,000	638,000	—	—
Federal funds purchased	135,000	135,000	135,000	—	—
Other short-term borrowings	1,900	1,900	1,900	—	—
Non-maturity deposits (2)	39,072,297	39,072,297	39,072,297	—	—
Time deposits	70,479	70,347	—	70,347	—
3.50% Senior Notes	346,667	333,648	—	333,648	—
5.375% Senior Notes	347,016	384,216	—	384,216	—
6.05% Subordinated Notes (3)	48,350	49,820	—	49,820	—
7.0% Junior Subordinated Debentures	54,669	52,905	—	52,905	—
Accrued interest payable	12,058	12,058	—	12,058	—
Off-balance sheet financial assets:
Commitments to extend credit	—	26,483	—	—	26,483

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

(3)
At June 30, 2016 and December 31, 2015, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $1.9 million and $2.8 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of June 30, 2016:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$144,227	$144,227	$6,302
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	82,214	82,214	4,954
Debt funds (2)	19,239	20,473	—
Other investments (2)	23,013	23,013	886
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	117,379	226,648	12,364
Total	$386,072	$496,575	$24,506

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $102 million and $5 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
During the six months ended June 30, 2016, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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

•	Our overall investment plans and strategies; the realization, timing, valuation and performance of our equity or other investments

•	The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients

•	The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents

•	Business disruptions and interruptions due to natural disasters and other external events

•	The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties

•	Expansion of our business internationally, and the impact of internal market and economic events on us, such as the expected withdrawal of the United Kingdom from the European Union (aka "Brexit")

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
Management’s Overview of Second Quarter 2016 Performance
Overall, we had a solid second quarter in 2016, which was reflective of continued strong loan growth, higher core fee income, and healthy credit quality of our overall loan portfolio despite an increase in our loan loss provision, and a higher level of gross charge-offs. Our core business performed well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. Softness in the venture capital markets continued to pressure our early-stage loan portfolio and drove lower warrant and venture capital-related investment gains.
A summary of our performance for the three months ended June 30, 2016 (compared to June 30, 2015, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $43.4 billion in average total assets (up 10.0%). $43.1 billion in period end total assets (up 7.2%).
Investments. $21.8 billion in average investment securities (up 1.6%). $21.9 billion in period-end investments securities (down 4.2%).
Loans. $18.2 billion in average total loan balances, net of unearned income (up 27.1%). $18.8 billion in period-end total loan balances, net of unearned income (up 32.1%).
Deposits. $38.2 billion in average total deposit balances (up 9.2%). $37.6 billion in period-end total deposit balances (up 5.5%).
Off-Balance Sheet Client Investment Funds. $42.9 billion in total average client investment fund balances (up 13.2%). $43.1 billion in total period-end client investment fund balances (up 7.5%).

EPS. Earnings per diluted share of $1.78 (up 7.2%).
Net income. Consolidated net income available to common stockholders of $93.0 million (up 7.9%).
- Net interest income of $283.3 million (up 16.2%).
- Net interest margin of 2.73% (up 15 bps).
- Noninterest income of $112.8 million (down 10.7%), with non-GAAP core fee income+ (fee income for deposit services, letters of credit, business credit cards, client investments, foreign exchange and lending-related activities) of $74.5 million (up 12.7%).
- Noninterest expense of $200.4 million (up 3.2%)

ROE. Return on average equity (annualized) (“ROE”) performance of 10.8%.

CAPITAL	CREDIT QUALITY
Capital/Liquidity. Continued strong capital and liquidity levels, with all capital ratios considered "well-capitalized" under banking regulations. SVBFG and SVB Capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 12.43% and 12.57%.
- Tier 1 risk-based capital ratio of 12.89% and 12.57%.
- Total risk-based capital ratio of 13.92% and 13.65%.
- Tier 1 leverage ratio of 8.08% and 7.56%.

Credit Quality. Continued disciplined underwriting.
- Allowance for loan losses of 1.29% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.77% as a percentage of period-end total gross loans (annualized).
- Net loan charge-offs of 0.43% as a percentage of average total gross loans (annualized).

+ This is a non-GAAP financial metric. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)

A summary of our performance for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands, except per share data, employees and ratios)	2016	2015	% Change		2016	2015	% Change

Diluted earnings per common share	$1.78	$1.66	7.2%		$3.30	$3.37	(2.1)%
Net income available to common stockholders	92,964	86,143	7.9		172,138	174,659	(1.4)
Net interest income	283,336	243,771	16.2		564,757	482,696	17.0
Net interest margin	2.73%	2.58%	15	bps	2.70%	2.61%	9	bps
Provision for loan losses	$36,333	$26,513	37.0%		$69,674	$32,965	111.4%
Noninterest income	112,776	126,287	(10.7)		198,910	249,811	(20.4)
Noninterest expense	200,352	194,112	3.2		404,385	384,653	5.1
Non-GAAP core fee income (1)	74,454	66,079	12.7		150,996	124,289	21.5
Non-GAAP noninterest income, net of noncontrolling interests (1)	111,157	117,731	(5.6)		199,962	227,091	(11.9)
Non-GAAP noninterest expense, net of noncontrolling interests (2)	200,094	193,870	3.2		404,218	384,119	5.2
Balance Sheet:
Average available-for-sale securities	$13,399,323	$13,797,718	(2.9)%		$14,045,978	$13,685,091	2.6%
Average held-to-maturity securities	8,382,835	7,639,790	9.7		8,520,759	7,604,966	12.0
Average loans, net of unearned income	18,199,259	14,320,875	27.1		17,605,847	14,185,333	24.1
Average noninterest-bearing demand deposits	30,342,425	26,723,333	13.5		30,780,965	25,952,670	18.6
Average interest-bearing deposits	7,817,534	8,232,734	(5.0)		7,933,079	8,459,503	(6.2)
Average total deposits	38,159,959	34,956,067	9.2		38,714,044	34,412,173	12.5
Earnings Ratios:
Return on average assets (annualized) (3)	0.86%	0.88%	(2.3)%		0.79%	0.91%	(13.2)%
Return on average SVBFG stockholders’ equity (annualized) (4)	10.83	11.40	(5.0)		10.22	11.87	(13.9)
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.29%	1.34%	(5)	bps	1.29%	1.34%	(5)	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	0.98	0.99	(1)		0.98	0.99	(1)
Gross loan charge-offs as a % of average total gross loans (annualized)	0.45	0.13	32		0.53	0.14	39
Net loan charge-offs as a % of average total gross loans (annualized)	0.43	0.05	38		0.46	0.08	38
Capital Ratios:
CET 1 risk-based capital ratio	12.43%	12.54%	(11)	bps	12.43%	12.54%	(11)	bps
Tier 1 risk-based capital ratio	12.89	13.15	(26)		12.89	13.15	(26)
Total risk-based capital ratio	13.92	14.15	(23)		13.92	14.15	(23)
Tier 1 leverage ratio	8.08	7.95	13		8.08	7.95	13
Tangible common equity to tangible assets (5)	8.13	7.58	55		8.13	7.58	55
Tangible common equity to risk-weighted assets (5)	12.91	12.81	10		12.91	12.81	10
Bank CET 1 risk-based capital ratio	12.57	12.87	(30)		12.57	12.87	(30)
Bank tier 1 risk-based capital ratio	12.57	12.87	(30)		12.57	12.87	(30)
Bank total risk-based capital ratio	13.65	13.93	(28)		13.65	13.93	(28)
Bank tier 1 leverage ratio	7.56	7.39	17		7.56	7.39	17
Bank tangible common equity to tangible assets (5)	7.90	7.40	50		7.90	7.40	50
Bank tangible common equity to risk-weighted assets (5)	13.07	13.16	(9)		13.07	13.16	(9)
Other Ratios:
GAAP operating efficiency ratio (6)	50.58%	52.45%	(3.6)%		52.95%	52.51%	0.8%
Non-GAAP operating efficiency ratio (2)	50.69	53.57	(5.4)		52.82	54.06	(2.3)
Book value per common share (7)	$67.38	$59.29	13.6		$67.38	$59.29	13.6
Other Statistics:
Average full-time equivalent employees	2,182	1,959	11.4%		2,171	1,957	10.9%
Period-end full-time equivalent employees	2,188	1,964	11.4		2,188	1,964	11.4

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2015 Form 10-K.
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

	2016 Compared to 2015			2016 Compared to 2015
	Three months ended June 30, increase (decrease) due to change in			Six months ended June 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$(284)	$491	$207	$264	$744	$1,008
Fixed income investment portfolio (taxable)	797	1,193	1,990	8,388	3,378	11,766
Fixed income investment portfolio (non-taxable)	(292)	35	(257)	(574)	47	(527)
Loans, net of unearned income	43,366	(5,331)	38,035	79,128	(8,652)	70,476
Increase (decrease) in interest income, net	43,587	(3,612)	39,975	87,206	(4,483)	82,723
Interest expense:
Interest bearing checking and savings accounts	13	(2)	11	28	(79)	(51)
Money market deposits	(9)	136	127	17	(477)	(460)
Money market deposits in foreign offices	(6)	3	(3)	(15)	7	(8)
Time deposits	(10)	(12)	(22)	(24)	(35)	(59)
Sweep deposits in foreign offices	(34)	—	(34)	(107)	9	(98)
Total (decrease) in deposits expense	(46)	125	79	(101)	(575)	(676)
Short-term borrowings	330	17	347	321	56	377
3.50% Senior Notes	1	2	3	990	27	1,017
5.375% Senior Notes	3	5	8	25	(10)	15
Junior Subordinated Debentures	—	(1)	(1)	—	(2)	(2)
6.05% Subordinated Notes	(8)	73	65	(15)	131	116
Total increase in borrowings expense	326	96	422	1,321	202	1,523
Increase (decrease) in interest expense, net	280	221	501	1,220	(373)	847
Increase (decrease) in net interest income	$43,307	$(3,833)	$39,474	$85,986	$(4,110)	$81,876
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended June 30, 2016 and 2015
Net interest income increased by $39.5 million to $283.6 million for the three months ended June 30, 2016, compared to $244.2 million for the comparable 2015 period. Overall, our net interest income increased primarily from interest earned on loans, and to a lesser extent, our fixed income investments portfolios, reflective of higher average loan and fixed income investment balances driven by our deposit growth.

The main factors affecting interest income for the three months ended June 30, 2016, compared to the comparable 2015 period are discussed below:

•	Interest income for the three months ended June 30, 2016 increased by $40.0 million due primarily to:

◦
A $38.0 million increase in interest income on loans to $205.3 million for the three months ended June 30, 2016, compared to $167.3 million for the comparable 2015 period. The increase was reflective of an increase in average loan balances of $3.9 billion, partially offset by a decrease in both gross loan yields and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 3.99 percent from 4.01 percent, reflective of a shift in the mix of our overall loan portfolio from the second quarter of 2015, partially offset by the 25 basis point increase in the target federal funds rate by the Federal Reserve in December 2015. The shift in the mix of loans primarily reflects growth in private equity/venture capital and SVB Private Bank loans, which tend to be higher credit quality, lower yielding loans. Loan fee yields decreased 12 basis points to 54 basis points, from 66 basis points in the comparable 2015 period, attributable primarily to a decrease in prepayment fees.

◦
A $1.7 million increase in interest income on fixed income investment securities to $87.5 million for the three months ended June 30, 2016, compared to $85.8 million for the comparable 2015 period. The increase was reflective primarily of an increase in average fixed income investment securities of $0.3 billion from the second quarter of 2015, as a result of our deposit growth.

Six months ended June 30, 2016 and 2015
Net interest income increased by $81.9 million to $565.4 million for the six months ended June 30, 2016, compared to $483.5 million for the comparable 2015 period. Overall, our net interest income increased primarily from interest earned on loans, and to a lesser extent, our fixed income investments portfolios, reflective of higher average loan balances, as well as fixed income investment balances, driven by our deposit growth.
The main factors affecting interest income and interest expense for the six months ended June 30, 2016, compared to the comparable 2015 period are discussed below:

•	Interest income for the six months ended June 30, 2016 increased by $82.7 million due primarily to:

◦
A $70.5 million increase in interest income on loans to $403.2 million for the six months ended June 30, 2016, compared to $332.8 million for the comparable 2015 period. The increase was reflective of an increase in average loan balances of $3.4 billion, partially offset by a decrease in both gross loan yields and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.02 percent from 4.05 percent, reflective of a shift in the mix of our overall loan portfolio from the first half of 2015, partially offset by the 25 basis point increase in the target federal funds rate by the Federal Reserve in December 2015. The shift in the mix of loans primarily reflects growth in private equity/venture capital and SVB Private Bank loans, which tend to be higher credit quality, lower yielding loans. Loan fee yields decreased nine basis points to 57 basis points, from 66 basis points in the comparable 2015 period. This decrease was a result of lower amortizing fee income as a percentage of our overall loan portfolio, primarily reflective of the growth of our private equity/venture capital and SVB Private Bank loans which tend to have lower fees.

◦
An $11.2 million increase in interest income on fixed income investment securities to $179.5 million for the six months ended June 30, 2016, compared to $168.2 million for the comparable 2015 period. The increase was reflective of an increase in average fixed income investment securities of $1.3 billion, primarily as a result of our deposit growth.

•	Interest expense for the six months ended June 30, 2016 increased by $0.8 million primarily due to:

◦	An increase in interest expense of $1.1 million related to our long-term debt, reflective of the $350.0 million issuance of our 3.50% Senior Notes on January 29, 2015.

◦
A decrease in interest expense from interest-bearing deposits of $0.7 million, primarily due to decreases in rates paid on interest-bearing money market deposits as a result of market rate adjustments.

Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended June 30, 2016 and 2015

•
Our net interest margin increased by 15 basis points to 2.73 percent for the three months ended June 30, 2016, compared to 2.58 percent for the comparable 2015 period. The higher margin during the second quarter of 2016 was reflective primarily of a shift in the mix of our average interest-earning assets towards our loan portfolio. The shift was a result of using cash and fixed income investment securities to fund loan growth during the second quarter of

2016. Average loans represented 44 percent of interest earning assets for the second quarter of 2016 compared to 38 percent for the second quarter of 2015.
Six months ended June 30, 2016 and 2015

•
Our net interest margin increased to 2.70 percent for the six months ended June 30, 2016, compared to 2.61 percent for the comparable 2015 period. The higher margin during the first half of 2016 was reflective primarily of a shift in the mix of our average interest-earning assets towards our loan portfolio. The shift was a result of using cash and fixed income investment securities to fund loan growth during the first half of 2016. Average loans represented 42 percent of interest earning assets for the first half of 2016 compared to 38 percent for the first half of 2015.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2016 and 2015:

Average Balances, Rates and Yields for the Three Months Ended June 30, 2016 and 2015

	Three months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,796,679	$1,527	0.34%	$2,128,460	$1,320	0.25%
Investment securities: (2)
Available-for-sale securities:
Taxable	13,399,323	46,108	1.38	13,797,718	46,698	1.36
Held-to-maturity securities:
Taxable	8,321,790	40,495	1.96	7,558,646	37,915	2.01
Non-taxable (3)	61,045	884	5.82	81,144	1,141	5.64
Total loans, net of unearned income (4) (5)	18,199,259	205,287	4.54	14,320,875	167,252	4.68
Total interest-earning assets	41,778,096	294,301	2.83	37,886,843	254,326	2.69
Cash and due from banks	259,054			316,577
Allowance for loan losses	(239,727)			(180,130)
Other assets (6)	1,572,607			1,419,533
Total assets	$43,370,030			$39,442,823
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$309,733	$60	0.08%	$230,891	$49	0.09%
Money market deposits	5,975,948	1,035	0.07	6,034,187	908	0.06
Money market deposits in foreign offices	128,565	15	0.05	188,399	18	0.04
Time deposits	59,485	16	0.11	93,387	38	0.16
Sweep deposits in foreign offices	1,343,803	135	0.04	1,685,870	169	0.04
Total interest-bearing deposits	7,817,534	1,261	0.06	8,232,734	1,182	0.06
Short-term borrowings	302,527	360	0.48	26,345	13	0.20
3.50% Senior Notes	346,771	3,140	3.64	346,479	3,137	3.63
5.375% Senior Notes	347,204	4,845	5.61	346,654	4,837	5.60
Junior Subordinated Debentures	54,610	832	6.13	54,787	833	6.10
6.05% Subordinated Notes	47,866	218	1.83	49,651	153	1.24
Total interest-bearing liabilities	8,916,512	10,656	0.48	9,056,650	10,155	0.45
Portion of noninterest-bearing funding sources	32,861,584			28,830,193
Total funding sources	41,778,096	10,656	0.10	37,886,843	10,155	0.11
Noninterest-bearing funding sources:
Demand deposits	30,342,425			26,723,333
Other liabilities	528,274			490,847
SVBFG stockholders’ equity	3,451,702			3,031,699
Noncontrolling interests	131,117			140,294
Portion used to fund interest-earning assets	(32,861,584)			(28,830,193)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$43,370,030			$39,442,823
Net interest income and margin		$283,645	2.73%		$244,171	2.58%
Total deposits	$38,159,959			$34,956,067
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(309)			(400)
Net interest income, as reported		$283,336			$243,771

(1)
Includes average interest-earning deposits in other financial institutions of $633 million and $445 million for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, balances also include $1.1 billion and $1.6 billion, respectively, deposited at the Federal Reserve Bank, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $24.2 million and $23.7 million for the three months ended June 30, 2016 and 2015, respectively.

(6)
Average investment securities of $824 million and $776 million for the three months ended June 30, 2016 and 2015, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2016 and 2015

	Six months ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$1,963,818	$3,597	0.37%	$1,815,912	$2,589	0.29%
Investment securities: (2)
Available-for-sale securities:
Taxable	14,045,978	96,191	1.38	13,685,091	90,707	1.34
Held-to-maturity securities:
Taxable	8,458,435	81,462	1.94	7,522,605	75,180	2.02
Non-taxable (3)	62,324	1,802	5.81	82,361	2,329	5.70
Total loans, net of unearned income (4) (5)	17,605,847	403,229	4.61	14,185,333	332,753	4.73
Total interest-earning assets	42,136,402	586,281	2.80	37,291,302	503,558	2.72
Cash and due from banks	330,744			278,453
Allowance for loan losses	(232,535)			(175,700)
Other assets (5)	1,545,499			1,441,401
Total assets	$43,780,110			$38,835,456
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$311,596	$121	0.08%	$229,718	$172	0.15%
Money market deposits	6,036,761	1,981	0.07	5,995,766	2,441	0.08
Money market deposits in foreign offices	130,368	30	0.05	197,898	38	0.04
Time deposits	63,476	39	0.12	102,154	98	0.19
Sweep deposits in foreign offices	1,390,878	278	0.04	1,933,967	376	0.04
Total interest-bearing deposits	7,933,079	2,449	0.06	8,459,503	3,125	0.07
Short-term borrowings	173,640	402	0.47	34,934	25	0.14
3.5% Senior Notes	346,732	6,280	3.64	292,868	5,263	3.62
5.375% Senior Notes	347,134	9,687	5.61	346,589	9,672	5.63
Junior Subordinated Debentures	54,632	1,663	6.12	54,808	1,665	6.14
6.05% Subordinated Notes	48,080	412	1.72	49,832	296	1.20
Total interest-bearing liabilities	8,903,297	20,893	0.47	9,238,534	20,046	0.44
Portion of noninterest-bearing funding sources	33,233,105			28,052,768
Total funding sources	42,136,402	20,893	0.10	37,291,302	20,046	0.11
Noninterest-bearing funding sources:
Demand deposits	30,780,965			25,952,670
Other liabilities	576,535			531,067
SVBFG stockholders’ equity	3,387,031			2,966,378
Noncontrolling interests	132,282			146,807
Portion used to fund interest-earning assets	(33,233,105)			(28,052,768)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$43,780,110			$38,835,456
Net interest income and margin		$565,388	2.70%		$483,512	2.61%
Total deposits	$38,714,044			$34,412,173
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(631)			(816)
Net interest income, as reported		$564,757			$482,696

(1)
Includes average interest-earning deposits in other financial institutions of $600 million and $477 million for the six months ended June 30, 2016 and 2015, respectively. The balance also includes $1.3 billion deposited at the FRB, earning interest at the Federal Funds target rate for both the six months ended June 30, 2016 and 2015.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $49.7 million and $46.7 million for the six months ended June 30, 2016 and 2015, respectively.

(6)
Average investment securities of $0.8 billion and $1.2 billion for the six months ended June 30, 2016 and 2015, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable securities.

Provision for Loan Losses
The following table summarizes our allowance for loan losses for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Allowance for loan losses, beginning balance	$230,249	$167,875	$217,613	$165,359
Provision for loan losses	36,333	26,513	69,674	32,965
Gross loan charge-offs	(20,676)	(4,734)	(46,850)	(10,221)
Loan recoveries	1,261	2,939	6,074	4,627
Foreign currency translation adjustments (1)	(2,444)	51	(1,788)	(86)
Allowance for loan losses, ending balance	$244,723	$192,644	$244,723	$192,644
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.77%	0.74%	0.74%	0.46%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.45	0.13	0.53	0.14
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.43	0.05	0.46	0.08
Allowance for loan losses as a percentage of period-end total gross loans	1.29	1.34	1.29	1.34
Period-end total gross loans	$18,949,902	$14,370,930	$18,949,902	$14,370,930
Average total gross loans	18,310,189	14,427,039	17,716,954	14,289,662

(1)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amounts were previously reported with loan recoveries and have been revised to conform to current period presentation.

Three months ended June 30, 2016 and 2015
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
Our provision for loan losses was $36.3 million for the three months ended June 30, 2016, compared to a provision of $26.5 million for the comparable 2015 period. The provision of $36.3 million was reflective primarily of $15.4 million of reserves on new nonaccrual loans, $13.0 million for charge-offs that did not previously have a specific reserve and $10.7 million related to the $1.1 billion increase in period-end loan balances, partially offset by a decrease in our reserves for performing loans.
The provision of $26.5 million for the second quarter of 2015 was driven primarily by an increase of $27.1 million in the reserve for nonaccrual loans and $1.7 million in net charge-offs, partially offset by a $2.4 million reduction due to the decrease in period-end loan balances.
Gross loan charge-offs of $20.7 million for the second quarter of 2016 included $13.7 million from our early-stage loan portfolio and $5.2 million from a late-stage client loan. These charge-offs were primarily from our software and internet loan portfolio.
Net loan charge-offs of $19.4 million represented 0.43 percent of average total gross loans, compared to net charge-offs of $1.8 million, or 0.05 percent of average total gross loans for the comparable 2015 period. The increase in net loan charge-offs as a percentage of average total gross loans was reflective primarily of the increase in gross loan charge-offs as discussed above.
Six months ended June 30, 2016 and 2015
Our provision for loan losses was $69.7 million for the six months ended June 30, 2016, compared to a provision of $33.0 million for the comparable 2015 period. The provision of $69.7 million for the six months ended June 30, 2016 was reflective primarily of $27.5 million in charge-offs that did not previously have a specific reserve and $20.2 million from period-end loan growth, with the remaining provision due primarily to reserves for new nonaccrual loans.

The provision of $33.0 million for the six months ended June 30, 2015 was primarily driven by an increase of $35.8 million in the reserve for nonacrrual loans and $5.6 million for net charge-offs. These increases were partially offset by a decrease of $8.5 million in the reserve due to the improvement in the credit quality of our performing loans and a decrease in period-end loan balances.
Gross loan charge-offs of $46.9 million for the six months ended June 30, 2016 included $29.1 million from our early-stage loan portfolio and $13.4 million from two late-stage client loans. These charge-offs were primarily from our software and internet loan portfolio. Gross loan charge-offs of $10.2 million for the six months ended June 30, 2015 came primarily from our hardware and life science/healthcare loan portfolios.
Net loan charge-offs of $40.8 million represented 0.46 percent of average total gross loans, compared to net charge-offs of $5.6 million, or 0.08 percent of average total gross loans for the comparable 2015 period.

Noninterest Income
For the three and six months ended June 30, 2016, we had noninterest income of $112.8 million and $198.9 million, respectively, compared to $126.3 million and $249.8 million, for the comparable 2015 periods. For the three and six months ended June 30, 2016, non-GAAP noninterest income, net of noncontrolling interests was $111.2 million and $200.0 million, respectively, compared to $117.7 million and $227.1 million, for the comparable 2015 periods. For the three and six months ended June 30, 2016, non-GAAP core fee income was $74.5 million and $151.0 million, respectively, compared to $66.1 million and $124.3 million for the comparable 2015 periods. (See reconciliations of non-GAAP measures used below under "Use of Non-GAAP Financial Measures".)
Use of Non-GAAP Financial Measures
To supplement our unaudited interim consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance (including, but not limited to, non-GAAP core fee income, non-GAAP noninterest income, non-GAAP net gains on investment securities). These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
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
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. Core fee income includes foreign exchange fees, deposit service charges, credit card fees, lending related fees, client investment fees and letters of credit fees.

The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
GAAP noninterest income	$112,776	$126,287	(10.7)%	$198,910	$249,811	(20.4)%
Less: income (loss) attributable to noncontrolling interests, including carried interest	1,619	8,556	(81.1)	(1,052)	22,720	(104.6)
Non-GAAP noninterest income, net of noncontrolling interests	$111,157	$117,731	(5.6)	$199,962	$227,091	(11.9)

The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
GAAP noninterest income	$112,776	$126,287	(10.7)%	$198,910	$249,811	(20.4)%
Less: gains on investment securities, net	23,270	24,975	(6.8)	18,586	58,238	(68.1)
Less: gains on derivative instruments, net	8,798	16,317	(46.1)	7,103	56,046	(87.3)
Less: other noninterest income	6,254	18,916	(66.9)	22,225	11,238	97.8
Non-GAAP core fee income (1)	$74,454	$66,079	12.7	$150,996	$124,289	21.5

(1)
Non-GAAP core fee income represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and includes foreign exchange fees, deposit service charges, credit card fees, lending related fees, client investment fees and letters of credit fees.

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
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, our China Joint Venture, debt funds and private and public portfolio companies. We experience variability in the performance of our non-marketable and other securities from quarter to quarter, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains or losses from non-marketable and other securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities and as such our results for a particular period are not necessarily indicative of our expected performance in a future period.
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

Three months ended June 30, 2016 and 2015
For the three months ended June 30, 2016, we had net gains on investment securities of $23.3 million, compared to net gains of $25.0 million for the comparable 2015 period. Net gains on investment securities, net of noncontrolling interests, were $21.6 million for the three months ended June 30, 2016, compared to net gains of $15.9 million for the comparable 2015 period.
Net gains on investment securities, net of noncontrolling interests, of $21.6 million for the three months ended June 30, 2016 were primarily driven by the following:

•	Net gains of $12.3 million from our available-for-sale securities portfolio primarily reflective of $12.4 million of net gains on the sale of approximately $1.0 billion in U.S. Treasury securities,

•	Gains of $7.9 million from our strategic and other investments, driven primarily by distribution gains from our strategic venture capital fund investments, and

•	Gains of $1.7 million from our managed funds of funds, related primarily to net unrealized valuation increases.

Six months ended June 30, 2016 and 2015
For the six months ended June 30, 2016, we had net gains on investment securities of $18.6 million, compared to $58.2 million for the comparable 2015 period. Net gains on investment securities, net of noncontrolling interests, were $19.7 million for the six months ended June 30, 2016, compared to net gains of $35.0 million for the comparable 2015 period.
The gains, net of noncontrolling interests, of $19.7 million for the six months ended June 30, 2016 were primarily driven by the following:

•
Gains of $11.6 million from our available-for-sale securities portfolio primarily reflective of $13.8 million of net gains on the sale of approximately $2.9 billion in U.S. Treasury securities, partially offset by $2.2 million of losses on sales of shares from exercised warrants in public companies upon expiration of lock-up periods during the first half of 2016,

•	Gains of $10.3 million from our strategic and other investments, driven primarily by distribution gains from our strategic venture capital fund investments, and

•
Losses of $2.2 million from our managed funds of funds, related primarily to unrealized valuation decreases due to the decrease in market prices of public positions held by the fund investments in the portfolio.

The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and six months ended June 30, 2016 and 2015:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended June 30, 2016
Total gains (losses) on investment securities, net	$3,380	$(167)	$(220)	$12,328	$7,949	$23,270
Less: income (losses) attributable to noncontrolling interests, including carried interest	1,640	(18)	—	—	—	1,622
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$1,740	$(149)	$(220)	$12,328	$7,949	$21,648

Three months ended June 30, 2015
Total gains on investment securities, net	$14,281	$869	$183	$141	$9,501	$24,975
Less: income attributable to noncontrolling interests, including carried interest	8,913	123	—	—	—	9,036
Non-GAAP net gains on investment securities, net of noncontrolling interests	$5,368	$746	$183	$141	$9,501	$15,939

Six months ended June 30, 2016
Total gains (losses) on investment securities, net	$(3,101)	$(801)	$635	$11,582	$10,271	$18,586
Less: losses attributable to noncontrolling interests, including carried interest	(947)	(147)	—	—	—	(1,094)
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$(2,154)	$(654)	$635	$11,582	$10,271	$19,680

Six months ended June 30, 2015
Total gains on investment securities, net	$24,940	$12,538	$1,099	$2,737	$16,924	$58,238
Less: income attributable to noncontrolling interests, including carried interest	16,052	7,155	—	—	—	23,207
Non-GAAP net gains on investment securities, net of noncontrolling interests	$8,888	$5,383	$1,099	$2,737	$16,924	$35,031

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Equity warrant assets (1)
(Losses) gains on exercises, net	$(1,487)	$14,584	(110.2)%	$5,585	$24,190	(76.9)%
Cancellations and expirations	(769)	(114)	NM	(1,385)	(406)	NM
Changes in fair value	7,345	9,146	(19.7)	7,494	20,110	(62.7)
Net gains on equity warrant assets	5,089	23,616	(78.5)	11,694	43,894	(73.4)
Gains (losses) on foreign exchange forward contracts, net:
Gains (losses) on client foreign exchange forward contracts, net (2)	68	787	(91.4)	(5,586)	280	NM
Gains (losses) on internal foreign exchange forward contracts, net (3)	3,923	(8,174)	(148.0)	1,715	11,844	(85.5)
Total gains (losses) on foreign exchange forward contracts, net	3,991	(7,387)	(154.0)	(3,871)	12,124	(131.9)
Changes in fair value of interest rate swaps	(13)	(11)	18.2	(30)	(14)	114.3
Net (losses) gains on other derivatives	(269)	99	NM	(690)	42	NM
Gains on derivative instruments, net	$8,798	$16,317	(46.1)	$7,103	$56,046	(87.3)

NM—Not meaningful

(1)
At June 30, 2016, we held warrants in 1,697 companies, compared to 1,587 companies at June 30, 2015. The total value of our warrant portfolio was $130 million at June 30, 2016 and $123 million at June 30, 2015. Warrants in 19 companies had values greater than $1.0 million and represented 32 percent of the fair value of the portfolio at June 30, 2016.

(2)
Represents the change in the fair value of foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades. The change in fair value of our client foreign exchange contracts is offset by the revaluation of client foreign currency denominated financial instruments which are included in the line item "Other" within noninterest income. Refer to the discussion related to gains (losses) on the revaluation of client foreign currency instruments, net, included in the line item "Other noninterest income" for more information.

(3)
Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments, issued and held by us. The change in fair value of our internal foreign exchange contracts is offset by the revaluation of foreign currency denominated financial instruments, issued and held by us, which are included in the line item "Other" within noninterest income. Refer to the discussion related to gains (losses) on the revaluation of internal foreign currency instruments, net, included in the line item "Other noninterest income" for more information.

Three months ended June 30, 2016 and 2015
Net gains on derivative instruments were $8.8 million for the three months ended June 30, 2016, compared to net gains of $16.3 million for the comparable 2015 period. Net gains on derivative instruments were primarily attributable to the following:

•	Net gains on equity warrant assets of $5.1 million, which consisted of:

◦
Net gains of $7.3 million from changes in warrant valuations for the three months ended June 30, 2016, compared to $9.1 million for the comparable 2015 period, primarily reflective of IPO and M&A activity in the portfolio.

◦
Net losses of $1.5 million from the exercise of equity warrant assets during the three months ended June 30, 2016, primarily from warrant conversions for certain private positions at lower valuations than the prior estimated warrant value, compared to gains of $14.6 million for the comparable 2015 period.

•
Net gains of $3.9 million on internal foreign exchange forward contracts used to economically reduce our foreign exchange exposure to foreign currency denominated financial instruments for the three months ended June 30, 2016, compared to net losses of $8.2 million for the comparable 2015 period. The net gains of $3.9 million were driven by the strengthening of the U.S. dollar against various foreign currencies, primarily against the Euro and Swedish Krona, during the second quarter of 2016 and were offset by net losses of $4.3 million from the revaluation of foreign currency denominated instruments that are included in the line item "Other" within noninterest income.
Six months ended June 30, 2016 and 2015
Net gains on derivative instruments were $7.1 million for the six months ended June 30, 2016, compared to net gains of $56.0 million for the comparable 2015 period. The net gains on derivative instruments were primarily attributable to the following:

•	Net gains on equity warrant assets of $11.7 million for the six months ended June 30, 2016, compared to $43.9 million for the comparable 2015 period, which consisted of the following:

◦
Net gains of $7.5 million from changes in warrant valuations for the six months ended June 30, 2016, compared to $20.1 million for the comparable 2015 period, reflective primarily of IPO and M&A activity in the portfolio.

◦
Net gains of $5.6 million from the exercise of equity warrant assets for the six months ended June 30, 2016, compared to $24.2 million for the comparable 2015 period, reflective primarily of M&A activity.

•
Net losses of $5.6 million on client foreign exchange forward contracts for the six months ended June 30, 2016, compared to net gains of $0.3 million for the comparable 2015 period. The net losses of $5.6 million were partially offset by net gains of $3.5 million from the revaluation of foreign currency denominated financial instruments that are included in the line item "Other" within noninterest income. Also contributing to the loss is a reclassification of $2.8 million in unrealized gains on forward contracts to foreign exchange fee income (included in non-GAAP core fee income above) reflecting fees earned on forward contracts executed on behalf of our clients, which were previously recorded in gains (losses) on derivative instruments.

•
Net gains of $1.7 million on internal foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the six months ended June 30, 2016, compared to gains of $11.8 million for the comparable 2015 period. The gains recognized for the six months ended June 30, 2016 were primarily attributable to the strengthening of the U.S. Dollar against various foreign currencies, primarily against the Euro and the Swedish Krona. The gains of $1.7 million and $11.8 million were offset by losses of $2.8 million and $11.9 million, respectively, from the revaluation of foreign currency denominated instruments that are included in the line item "Other" within noninterest income as noted below.

Non-GAAP Core Fee Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$24,088	$22,364	7.7%	$51,054	$40,042	27.5%
Credit card fees	15,424	14,215	8.5	30,931	26,305	17.6
Deposit service charges	13,114	11,301	16.0	25,786	22,037	17.0
Client investment fees	8,012	5,264	52.2	16,007	9,746	64.2
Lending related fees	7,802	8,163	(4.4)	15,615	16,185	(3.5)
Letters of credit and standby letters of credit fees	6,014	4,772	26.0	11,603	9,974	16.3
Total non-GAAP core fee income (1)	$74,454	$66,079	12.7	$150,996	$124,289	21.5

(1)
This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. See "Use of Non-GAAP Measures" above.

Foreign Exchange Fees
Foreign exchange fees were $24.1 million and $51.1 million for the three and six months ended June 30, 2016, compared to $22.4 million and $40.0 million for the comparable 2015 periods. The increases in foreign exchange fees were due primarily to increased volume related to an increase in our client count and market volatility. Also contributing to the increases was the one-time reclassification of $2.9 million in foreign exchange fee income from noninterest income gains on derivative instruments as noted above.

Credit Card Fees
Credit card fees were $15.4 million and $30.9 million for the three and six months ended June 30, 2016, compared to $14.2 million and $26.3 million for the comparable 2015 periods. The increases reflect increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increases were partially offset by higher rebate/rewards expense.
Deposit Service Charges
Deposit service charges were $13.1 million and $25.8 million for the three and six months ended June 30, 2016, compared to $11.3 million and $22.0 million for the comparable 2015 periods. The increases were reflective of increases in the number of deposit clients, as well as increases in transaction volumes, during the three and six months ended June 30, 2016.
Lending Related Fees
Lending related fees were $7.8 million and $15.6 million for the three and six months ended June 30, 2016, compared to $8.2 million and $16.2 million for the comparable 2015 periods. The decreases were primarily due to lower loan syndication fee income partially offset by increases in unused commitment fees. Loan syndication fees were $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively, and decreased by $0.8 million and $2.3 million over the comparable 2015 periods, respectively, as a result of lower syndication activity.

Letters of Credit and Standby letters of Credit Fees
Letters of credit and standby letters of credit fees were $6.0 million and $11.6 million for the three and six months ended June 30, 2016, compared to $4.8 million and $10.0 million for the comparable 2015 periods. The increases were primarily driven by increases in deferred fee income reflective of larger letter of credit issuances.
Client Investment Fees
Client investment fees were $8.0 million and $16.0 million for the three and six months ended June 30, 2016, compared to $5.3 million and $9.7 million for the comparable 2015 periods. The increases were attributable primarily to our clients’ increased utilization of off-balance sheet products managed by SVB Asset Management and third-party sweep money market funds, reflective of the capital raising activity of our early-stage and mid-to-late stage clients during 2015, as well as from money fund rate increases across our off-balance sheet client investment fund platforms during 2016.
The following table summarizes average client investment funds for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
Client directed investment assets (1)	$7,248	$7,847	(7.6)%	$7,283	$7,432	(2.0)%
Client investment assets under management (2)	21,222	19,261	10.2	21,477	18,486	16.2
Sweep money market funds	14,413	10,761	33.9	13,918	9,829	41.6
Total average client investment funds (3)	$42,883	$37,869	13.2	$42,678	$35,747	19.4

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at June 30, 2016 and December 31, 2015:

(Dollars in millions)	June 30, 2016	December 31, 2015	% Change
Client directed investment assets (1)	$7,117	$7,527	(5.4)%
Client investment assets under management (2)	20,508	22,454	(8.7)
Sweep money market funds	15,447	14,011	10.2
Total period-end client investment funds (3)	$43,072	$43,992	(2.1)

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

Other Noninterest Income
A summary of other noninterest income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Fund management fees	$4,298	$3,861	11.3%	$8,918	$7,583	17.6%
Service-based fee income	2,148	2,413	(11.0)	4,240	4,519	(6.2)
(Losses) gains on revaluation of internal foreign currency instruments, net (1)	(5,307)	8,306	(163.9)	(2,816)	(11,853)	(76.2)
Other (2)	5,115	4,336	18.0	11,883	10,989	8.1
Total other noninterest income	$6,254	$18,916	(66.9)	$22,225	$11,238	97.8

(1)
Represents the net revaluation of foreign currency denominated financial instruments issued and held by us, primarily loans, deposits and cash. We enter into internal foreign exchange forward contracts to economically reduce our foreign exchange exposure related to these foreign currency denominated financial instruments issued and held by us. The changes in the fair value of internal foreign exchange forward contracts are included within noninterest income in the line item "Gains on derivative instruments, net".

(2)
Includes dividends on FHLB/FRB stock, correspondent bank rebate income and other fee income. Also included in this line item is the net revaluation of client foreign currency denominated financial instruments. We enter into client foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client foreign currency denominated financial instruments. The changes in the fair value of client foreign exchange forward contracts are included within noninterest income in the line item "Gains on derivative instruments, net".

Total other noninterest income was $6.3 million and $22.2 million for the three and six months ended June 30, 2016, compared to noninterest income of $18.9 million and $11.2 million for the comparable 2015 period. The decrease of $12.6 million for the three months ended June 30, 2016 was primarily due to the $5.3 million loss on revaluation of foreign currency instruments during the second quarter of 2016 compared to the gain of $8.3 million for the comparable 2015 quarter. The loss for the three months ended June 30, 2016 was driven by the strengthening of the U.S. dollar against various foreign currencies, primarily against the Euro and Swedish Krona, and included $1.0 million of previous quarter losses, resulting in second quarter 2016 net losses of $4.3 million. Losses of $4.3 million and gains of $8.3 million for the three months ended June 30, 2016 and 2015, were offset by gains of $3.9 million and losses of $8.2 million in changes in the fair value of internal foreign exchange forward contracts, which are included within noninterest income in the line item "Gains on derivative instruments, net" as noted above.
The increase of $11.0 million for the six months ended June 30, 2016 was due primarily to a decrease in the losses on revaluation of foreign currency instruments of $2.8 million for the six months ended June 30, 2016 compared to $11.9 million for the comparable 2015 period. Losses of $2.8 million and $11.9 million for the six months ended June 30, 2016 and 2015, were offset by net gains of $1.7 million and $11.8 million in changes in the fair value of internal foreign exchange forward contracts, which are included within noninterest income in the line item "Gains on derivative instruments, net" as noted above.
Noninterest Expense
A summary of noninterest expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Compensation and benefits	$115,580	$124,915	(7.5)%	$237,842	$240,685	(1.2)%
Professional services	25,516	18,950	34.6	44,516	37,697	18.1
Premises and equipment	16,586	11,787	40.7	31,570	24,444	29.2
Business development and travel	9,327	9,764	(4.5)	21,573	20,876	3.3
Net occupancy	9,359	8,149	14.8	19,394	15,462	25.4
FDIC and state assessments	6,892	5,962	15.6	13,819	11,751	17.6
Correspondent bank fees	2,713	3,337	(18.7)	6,365	6,705	(5.1)
Provision for (reduction of) unfunded credit commitments	413	(3,061)	(113.5)	547	(798)	(168.5)
Other	13,966	14,309	(2.4)	28,759	27,831	3.3
Total noninterest expense	$200,352	$194,112	3.2	$404,385	$384,653	5.1

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
The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands, except ratios)	2016	2015	% Change	2016	2015	% Change
GAAP noninterest expense	$200,352	$194,112	3.2%	$404,385	$384,653	5.1%
Less: amounts attributable to noncontrolling interests	258	242	6.6	167	534	(68.7)
Non-GAAP noninterest expense, net of noncontrolling interests	$200,094	$193,870	3.2	$404,218	$384,119	5.2

GAAP net interest income	$283,336	$243,771	16.2	$564,757	$482,696	17.0
Adjustments for taxable equivalent basis	309	400	(22.8)	631	816	(22.7)
Non-GAAP taxable equivalent net interest income	$283,645	$244,171	16.2	$565,388	$483,512	16.9
Less: income attributable to noncontrolling interests	55	2	NM	58	4	NM
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$283,590	$244,169	16.1	$565,330	$483,508	16.9

GAAP noninterest income	$112,776	$126,287	(10.7)	$198,910	$249,811	(20.4)
Non-GAAP noninterest income, net of noncontrolling interests	111,157	117,731	(5.6)	199,962	227,091	(11.9)

GAAP total revenue	$396,112	$370,058	7.0	$763,667	$732,507	4.3
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$394,747	$361,900	9.1	$765,292	$710,599	7.7
GAAP operating efficiency ratio	50.58%	52.45%	(3.6)	52.95%	52.51%	0.8
Non-GAAP operating efficiency ratio (1)	50.69	53.57	(5.4)	52.82%	54.06%	(2.3)

NM—Not meaningful

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense

The following table provides a summary of our compensation and benefits expense for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands, except employees)	2016	2015	% Change	2016	2015	% Change
Compensation and benefits
Salaries and wages	$60,353	$51,648	16.9%	$119,739	$103,073	16.2%
Incentive compensation & ESOP	22,279	39,869	(44.1)	48,907	68,412	(28.5)
Other employee incentives and benefits (1)	32,948	33,398	(1.3)	69,196	69,200	—
Total compensation and benefits	$115,580	$124,915	(7.5)	$237,842	$240,685	(1.2)
Period-end full-time equivalent employees	2,188	1,964	11.4	2,188	1,964	11.4
Average full-time equivalent employees	2,182	1,959	11.4	2,171	1,957	10.9

(1)
Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $115.6 million for the three months ended June 30, 2016, compared to $124.9 million for the comparable 2015 period. The key changes in factors affecting compensation and benefits expense were as follows:

•	A decrease of $17.6 million in expenses related to incentive compensation plans and ESOP, reflective primarily of current expectations for our updated internal performance estimates for 2016.

•
An increase of $8.7 million in salaries and wages, primarily due to an increase in the number of average full-time employees ("FTE"). Average FTEs increased by 223 to 2,182 FTEs for the three months ended June 30, 2016, compared to 1,959 FTEs for the comparable 2015 period.

Compensation and benefits expense was $237.8 million for the six months ended June 30, 2016, compared to $240.7 million for the comparable 2015 period. The key changes in factors affecting compensation and benefits expense were as follows:

•	A decrease of $19.5 million in expenses related to incentive compensation plans and ESOP, reflective primarily of current expectations for our updated internal performance estimates for 2016.

•
An increase of $16.7 million in salaries and wages, due primarily to an increase in the number of average FTEs, which increased by 214 to 2,171 average FTEs in the six months ended June 30, 2016, compared to 1,957 average FTEs for the comparable 2015 period.

Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (see descriptions in our 2015 Form 10-K). Total costs incurred under these plans were $26.5 million and $62.1 million for the three and six months ended June 30, 2016, compared to $46.8 million and $85.7 million for the comparable 2015 period. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $25.5 million and $44.5 million for the three and six months ended June 30, 2016, compared to $19.0 million and $37.7 million for the comparable 2015 period. The increase was due primarily to an increase in consulting expenses for regulatory compliance initiatives and changes in timing of certain projects during the first quarter of 2016.
Premises and Equipment
Premises and equipment expense was $16.6 million and $31.6 million for the three and six months ended June 30, 2016, compared to $11.8 million and $24.4 million for the comparable 2015 periods. The increases were due primarily to increased spending to enhance and maintain our IT infrastructure and support our overall growth.

Net Occupancy
Net occupancy expense was $9.4 million and $19.4 million for the three and six months ended June 30, 2016, compared to $8.1 million and $15.5 million for the comparable 2015 periods. The increases were due primarily to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.
FDIC and State Assessments
FDIC and state assessments expense was $6.9 million and $13.8 million for the three and six months ended June 30, 2016, compared to $6.0 million and $11.8 million for the comparable 2015 periods. The increases were due primarily to the increase in quarterly and year-to-date average assets in 2016.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $0.4 million and $0.5 million for the three and six months ended June 30, 2016, compared to a reduction in provision for unfunded credit commitments of $3.1 million and $0.8 million for the comparable 2015 periods. The provision for the three and six months ended June 30, 2016 was reflective of total unfunded credit commitments remaining consistent with balances as of December 31, 2015. The reduction in the reserve for the three and six months ended June 30, 2015 was reflective of a change in the composition of our unfunded credit commitment portfolio, which resulted in a decrease in the reserve rate.
Other Noninterest Expense
A summary of other noninterest expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Lending and other client related processing costs	$3,541	$3,704	(4.4)%	$7,836	$7,253	8.0%
Telephone	2,416	2,544	(5.0)	4,649	4,503	3.2
Data processing services	2,387	1,358	75.8	4,216	3,191	32.1
Postage and supplies	784	727	7.8	1,574	1,492	5.5
Dues and publications	647	697	(7.2)	1,449	1,282	13.0
Other	4,191	5,279	(20.6)	9,035	10,110	(10.6)
Total other noninterest expense	$13,966	$14,309	(2.4)	$28,759	$27,831	3.3

Net (Income) Loss Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net (income) loss attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest (income) loss consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net (income) loss attributable to noncontrolling interests for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Net interest income (1)	$(55)	$(2)	NM	$(58)	$(4)	NM
Noninterest (income) loss (1)	(1,176)	(7,382)	(84.1)	2,577	(21,435)	(112.0)
Noninterest expense (1)	258	242	6.6	167	534	(68.7)
Carried interest allocation (2)	(443)	(1,174)	(62.3)	(1,525)	(1,285)	18.7
Net (income) loss attributable to noncontrolling interests	$(1,416)	$(8,316)	(83.0)	$1,161	$(22,190)	(105.2)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Net income attributable to noncontrolling interests was $1.4 million for the second quarter of 2016, compared to net income of $8.3 million for the comparable 2015 period. Net income attributable to noncontrolling interests of $1.4 million for the second quarter of 2016 was primarily a result of $1.6 million of net gains on investment securities (including carried interest) from our managed funds of funds portfolio due to net unrealized valuation increases. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net".
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Net loss attributable to noncontrolling interests was $1.2 million for the six months ended June 30, 2016, compared to net income of $22.2 million for the comparable 2015 period. Net loss attributable to noncontrolling interests of $1.2 million for the six months ended June 30, 2016 was primarily a result of net losses on investment securities (including carried interest) attributable to noncontrolling interests of $1.1 million primarily from losses of $0.9 million from our managed funds of funds mainly due to unrealized valuation decreases in companies held by the funds.
Income Taxes
Our effective income tax expense rate was 41.2 percent and 40.8 percent for the three and six months ended June 30, 2016, compared to 39.0 percent and 40.3 percent for the three and six months ended June 30, 2015. The increase in the effective tax rate for the three months ended June 30, 2016, against the comparable 2015 period was due primarily to an increase in our tax liability related to prior year tax returns that were open to examination as well as a decrease in the recognition of tax benefits from net operating loss carryforwards related to a previously disposed business line. The effective tax rate for the six months ended June 30, 2016 was consistent with the comparable 2015 period.
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
The following is our reportable segment information for the three and six months ended June 30, 2016 and 2015:
Global Commercial Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Net interest income	$254,680	$203,931	24.9%	$510,858	$407,680	25.3%
Provision for loan losses	(36,454)	(25,592)	42.4	(69,169)	(32,052)	115.8
Noninterest income	77,310	66,031	17.1	152,069	129,224	17.7
Noninterest expense	(147,423)	(145,339)	1.4	(301,629)	(283,787)	6.3
Income before income tax expense	$148,113	$99,031	49.6	$292,129	$221,065	32.1
Total average loans, net of unearned income	$16,026,605	$12,607,066	27.1	$15,473,170	$12,556,506	23.2
Total average assets	40,703,091	37,033,535	9.9	41,118,263	36,311,405	13.2
Total average deposits	36,690,002	33,713,123	8.8	37,263,823	33,094,710	12.6

Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $148.1 million for the three months ended June 30, 2016, compared to $99.0 million for the comparable 2015 period, which reflected the continued growth of our core commercial business and clients. The key components of GCB's performance for the three months ended June 30, 2016 compared to the comparable 2015 period are discussed below.
Net interest income from GCB increased by $50.7 million for the three months ended June 30, 2016, due primarily to a $35.1 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower yields. Additionally GCB had a $21.1 million increase in the FTP earned for deposits.
GCB had a provision for loan losses of $36.5 million for the three months ended June 30, 2016, compared to $25.6 million for the comparable 2015 period. The provision of $36.5 million for the three months ended June 30, 2016 was reflective primarily of $15.4 million of reserves on new nonaccrual loans, $13.0 million for charge-offs that did not previously have a specific reserve and $10.7 million related to the increase in period-end loan balances, and partially offset by a decrease in our reserves for performing loans.
The provision of $25.6 million for the three months ended June 30, 2015 was driven primarily by an increase in the reserve for nonaccrual loans and net charge-offs.
Noninterest income increased by $11.3 million for the three months ended June 30, 2016, related primarily to an increase in our core fees (higher deposit service charges, foreign exchange fees and client investment fees). Increases in the number of deposit clients, as well as increases in transaction volumes and size contributed to the increase in deposit service charges income. The increase in foreign exchange fees was due primarily to an increase in our client count as well as volume related to increased market volatility. Client investment fees increased as a result of our clients’ increased utilization of off-balance sheet products managed by SVB Asset Management and third-party sweep money market funds, as well as from money fund rate increases across our off-balance sheet client investment fund platforms during 2016.
Noninterest expense increased by $2.1 million for the three months ended June 30, 2016, due primarily to increased expenses for premises and equipment and net occupancy, partially offset by lower compensation and benefits expenses. Premises and equipment expense increased due to increased spending to enhance and maintain our IT infrastructure. The increase in net occupancy expense was due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth. Compensation and benefits expenses decreased during the second quarter of 2016 compared to 2015 as a result of lower incentive compensation expenses, partially offset by increased salaries and wages expenses. The decrease in incentive compensation expenses reflects updated internal performance estimates for 2016 compared to our strong performance in 2015. The increase in GCB salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 160 to 1,718 FTEs for the three months ended June 30, 2016, compared to 1,558 FTEs for the comparable 2015 period.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Net interest income from our GCB increased by $103.2 million for the six months ended June 30, 2016, due primarily to an increase in loan interest income resulting mainly from an increase in average loan balances and an increase in the FTP earned for deposits. These increases were partially offset by lower loan yields.

GCB had a provision for loan losses of $69.2 million for the six months ended June 30, 2016, compared to a provision of $32.1 million for the comparable 2015 period. The provision of $69.2 million for the six months ended June 30, 2016 was reflective primarily of $27.5 million in charge-offs that did not previously have a specific reserve, $20.2 million from period-end loan growth with the remaining provision due primarily to reserves for new nonaccrual loans.
Noninterest income increased by $22.8 million for the six months ended June 30, 2016, due primarily to an increase in our core fees (foreign exchange fees, credit card fees, deposit service charges, client investment fees). The increase in foreign exchange fees was a result of increased client count and volume related to increased market volatility. The increase in credit card fees reflects increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increase in deposit service charges was reflective of the increase in the number of deposit clients, as well as increases in transaction volumes and size. Client investment fees increased as a result of our clients’ increased utilization of off-balance sheet products managed by SVB Asset Management and third-party sweep money market funds, as well as from money fund rate increases across our off-balance sheet client investment fund platforms during 2016.
Noninterest expense increased by $17.8 million for the six months ended June 30, 2016, due primarily to increased expenses for premises and equipment, compensation and benefits and net occupancy. The increase in premises and equipment was due to increased spending to enhance and maintain our IT infrastructure to support GCB's growth. Compensation and benefits expenses increased as a result of higher salaries and wages expenses, partially offset by lower incentive compensation expense. The increase in our salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 155 to 1,712 FTEs for the six months ended June 30, 2016, compared to 1,557 FTEs for the comparable 2015 period. The decrease in incentive compensation expenses reflects updated internal performance estimates for 2016 compared to our strong performance in 2015. Net occupancy expenses increased due primarily to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth
SVB Private Bank

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Net interest income	$13,538	$11,109	21.9%	$27,210	$20,832	30.6%
Reduction of (provision for) loan losses	121	(921)	(113.1)	(505)	(913)	(44.7)
Noninterest income	762	595	28.1	1,389	992	40.0
Noninterest expense	(2,954)	(3,231)	(8.6)	(6,359)	(6,107)	4.1
Income before income tax expense	$11,467	$7,552	51.8	$21,735	$14,804	46.8
Total average loans, net of unearned income	$1,986,659	$1,541,016	28.9	$1,929,239	$1,457,547	32.4
Total average assets	2,007,009	1,536,508	30.6	1,933,123	1,457,570	32.6
Total average deposits	1,115,599	1,084,632	2.9	1,123,167	1,167,823	(3.8)

Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Net interest income from SVB Private Bank increased by $2.4 million for the three months ended June 30, 2016, due primarily to an increase in loan interest income resulting from an increase in average loan balances.
Private Bank had a reduction of loan losses of $0.1 million for the three months ended June 30, 2016, compared to a provision for $0.9 million for the comparable 2015 period. The reduction of $0.1 million for the three months ended June 30, 2016 was driven primarily by a decrease in reserves for performing loans. The provision of $0.9 million for the three months ended June 30, 2015 was primarily driven by period-end loan growth, partially offset by an increase in reserves for period-end loan growth.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Net interest income from SVB Private Bank increased by $6.4 million for the six months ended June 30, 2016, primarily due to an increase in loan interest income resulting from an increase in average loan balances.

Private Bank had a provision for loan losses of $0.5 million for the six months ended June 30, 2016, compared to $0.9 million for the comparable 2015 period. The provision of $0.5 million for the six months ended June 30, 2016 was driven primarily by period-end loan growth, partially offset by a decrease in reserves for performing loans. The provision of $0.9 million for the six months ended June 30, 2015 was primarily driven by period-end loan growth.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Net interest (loss) income	$(52)	$1	NM	$(52)	$2	NM
Noninterest income	11,420	19,909	(42.6)%	13,873	40,587	(65.8)%
Noninterest expense	(3,684)	(3,704)	(0.5)	(7,597)	(7,190)	5.7
Income before income tax expense	$7,684	$16,206	(52.6)	$6,224	$33,399	(81.4)
Total average assets	$331,500	$330,016	0.4	$340,256	$335,690	1.4

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
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
SVB Capital had noninterest income of $11.4 million for the three months ended June 30, 2016, compared to $19.9 million for the comparable 2015 period. The decrease in noninterest income was due primarily to lower gains on investment securities compared to the comparable 2015 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $6.7 million for the three months ended June 30, 2016, compared to net gains of $15.7 million for the comparable 2015 period. The gains on investment securities of $6.7 million for the three months ended June 30, 2016 were driven primarily by distribution gains from our strategic venture capital fund investments and net unrealized valuation increases from our managed funds of funds.

•	Fund management fees of $4.3 million compared to $3.9 million for the comparable 2015 period. The increase was due primarily to the addition of new managed funds at SVB Capital.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
SVB Capital had noninterest income of $13.9 million for the six months ended June 30, 2016, compared to $40.6 million for the comparable 2015 period. The decrease in noninterest income was due primarily to lower gains on investment securities compared to the comparable 2015 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $4.8 million for the six months ended June 30, 2016, compared to net gains of $30.6 million for the comparable 2015 period. The net gains on investment securities of $4.8 million for the six months ended June 30, 2016 were driven primarily by distribution gains from our strategic venture capital fund investments, partially offset by net unrealized valuation decreases from our managed funds of funds due to the decrease in market prices of public positions held by the fund investments in the portfolio.

•	Fund management fees of $8.9 million compared to $7.6 million for the comparable 2015 period. The increase was due primarily to the addition of new managed funds at SVB Capital.
Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $43.1 billion at June 30, 2016 compared to $44.7 billion at December 31, 2015, a decrease of $1.6 billion, or 3.5 percent. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $1.9 billion at June 30, 2016, an increase of $0.4 billion, or 23.4 percent, compared to $1.5 billion at December 31, 2015. The increase in cash at period-end resulted from ordinary cash management activities during the six months ended June 30, 2016.
As of June 30, 2016 and December 31, 2015, $542 million and $405 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $666 million and $500 million, respectively.
Investment Securities
Investment securities totaled $21.9 billion at June 30, 2016, a decrease of $3.9 billion, or 15.2 percent, compared to $25.8 billion at December 31, 2015. Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities; and (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
Our available-for-sale securities portfolio is primarily a fixed income investment portfolio that is managed with the objective of earning an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Period-end available-for-sale securities were $13.1 billion at June 30, 2016 compared to $16.4 billion at December 31, 2015, a decrease of $3.3 billion, or 20.3 percent. During the first half of 2016, to support loan growth and the liquidity needs of the Bank, we sold approximately $2.9 billion of U.S. Treasury securities in our AFS portfolio. Additionally, the portfolio decreased due to principal paydowns and maturities of $660 million. The decreases were partially offset by an increase in the fair value of our AFS securities portfolio of $212 million as a result of a decrease in market interest rates at period-end. The $212 million increase in fair value was reflected as a $125 million (net of tax) increase in accumulated other comprehensive income.
Securities classified as available-for-sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of stockholders' equity.
Held-to-Maturity Securities
Period-end held-to-maturity securities were $8.2 billion at June 30, 2016 compared to $8.8 billion at December 31, 2015, a decrease of $0.6 billion, or 6.7 percent. For the six months ended June 30, 2016, the portfolio decreased due to principal paydowns and maturities of $743 million, partially offset by purchases of $166 million primarily in agency backed mortgage securities in connection with fulfilling our responsibilities under the Community Reinvestment Act.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities previously re-designated as held-to-maturity from available-for-sale, the unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized as mentioned above.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. Our estimated fixed income securities portfolio duration was 2.4 years and 2.7 years at June 30, 2016 and December 31, 2015, respectively.
Non-Marketable and Other Securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, our China Joint Venture, debt funds, private and public portfolio companies and investments in qualified affordable housing projects. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
Non-marketable and other securities were $664.1 million at June 30, 2016 compared to $674.9 million at December 31, 2015, a decrease of $10.8 million, or 1.6 percent. Non-marketable and other securities, net of noncontrolling interests were $542.3 million at June 30, 2016 compared to $548.6 million at December 31, 2015. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$144,227	$42,210	$152,237	$44,485
Other venture capital investments (2)	2,040	218	2,040	218
Other securities (fair value accounting) (3)	280	61	548	124
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	82,214	64,469	85,705	69,314
Debt funds	19,239	19,239	21,970	21,970
Other investments (4)	120,721	120,721	118,532	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	117,379	117,379	120,676	120,676
Other investments	24,156	24,156	18,882	18,882
Investments in qualified affordable housing projects	153,798	153,798	154,356	154,356
Total non-marketable and other securities	$664,054	$542,251	$674,946	$548,557

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and amounts attributable to SVBFG for each fund at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$18,062	$2,269	$20,794	$2,612
SVB Capital Preferred Return Fund, LP	58,220	12,548	60,619	13,064
SVB Capital—NT Growth Partners, LP	60,789	20,237	62,983	20,967
Other private equity fund	7,156	7,156	7,841	7,842
Total venture capital and private equity fund investments	$144,227	$42,210	$152,237	$44,485

(2)	The following table shows the amounts of other venture capital investments held by the following funds and amounts attributable to SVBFG for each fund at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$2,040	$218	$2,040	$218
Total other venture capital investments	$2,040	$218	$2,040	$218

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the amounts of our other investments (equity method accounting) at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Other investments:
China Joint Venture investment	$78,074	$78,074	$78,799	$78,799
Other investments	42,647	42,647	39,733	39,733
Total other investments	$120,721	$120,721	$118,532	$118,532
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
Subject to certain exceptions, the Volcker Rule prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging in purchases or sales of securities or certain other financial instruments, as principal, for the “trading account” of the banking entity. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as market-making related activities, risk-mitigating hedging activities, trading in U.S. government or agency obligations, or certain other U.S. state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. The compliance date for the proprietary trading prohibition was July 1, 2015. Based on the definition described above and the exceptions provided under the regulations implementing the Volcker Rule, we believe that compliance with the Volcker Rule's proprietary trading prohibition is unlikely to have a material effect on our business or operations.
Additionally, subject to certain exceptions, the rule prohibits a banking entity from sponsoring or investing in “covered funds,” which includes many venture capital, private equity and hedge funds. One of the available exceptions permits a banking entity to sponsor and invest in a covered fund that it organizes and offers to customers, provided that additional requirements are met. These permitted investments generally are limited to three percent of the total ownership interests in each covered fund. In addition, the aggregate investments a banking entity makes in all covered funds generally are limited to three percent of the institution’s Tier 1 capital.
Under the final regulations, the Volcker Rule’s prohibitions and restrictions apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank. SVB Financial currently maintains investments in certain venture capital and private equity funds that it did not sponsor; maintains investments in sponsored funds that exceed three percent of each such fund’s total ownership interests; and maintains aggregate investments in all covered funds that may exceed three percent of its Tier 1 capital. SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds over time and to forego investment opportunities in certain funds in the future. SVB Financial is generally required by the final rules to come into conformance with the Volcker Rule’s requirements regarding covered funds by July 2017 with respect to covered funds in which SVB Financial invested or SVB Financial sponsored as of December 31, 2013. In addition, the Federal Reserve may extend the conformance deadline for up to an additional five years (until July 2022) for investments that are considered illiquid. We intend to seek the maximum extensions (up to July 2022) available to us. However, there is no guarantee that the Federal Reserve Board will grant any further extensions and in order to be compliant with the Volcker Rule, SVB Financial may be required to reduce some or all of its investments in covered funds by July 2017. At least some of SVB Financial's investments in covered funds likely will reduce over time in the ordinary course before compliance with the Volcker Rule is required. However, a forced sale or restructuring of SVB Financial's investments in covered funds due to the Volcker Rule would likely result in SVB Financial receiving less than the carrying value of such investments (or other adverse consequences), as there could be a limited secondary market for these investments and SVB Financial may be unable to sell them in orderly transactions.
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had, as of June 30, 2016, an aggregate carrying value of approximately $200 million (and an aggregate fair value of $307 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.

We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2015 Form 10-K.)

Loans
Loans, net of unearned income increased by $2.1 billion to $18.8 billion at June 30, 2016, compared to $16.7 billion at December 31, 2015. Unearned income was $116 million at June 30, 2016 and $115 million at December 31, 2015. Total gross loans were $18.9 billion at June 30, 2016, an increase of $2.0 billion, compared to $16.9 billion at December 31, 2015. Period-end loans increased compared to December 31, 2015, primarily driven by the increases in our private equity/venture capital portfolio. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$5,570,953	29.4%	$5,482,110	32.5%
Hardware	1,131,574	6.0	1,080,231	6.4
Private equity/venture capital	7,129,763	37.6	5,511,929	32.7
Life science/healthcare	1,793,880	9.5	1,724,545	10.2
Premium wine	192,569	1.0	202,808	1.2
Other	381,143	2.0	314,813	1.9
Total commercial loans	16,199,882	85.5	14,316,436	84.9
Real estate secured loans:
Premium wine	638,539	3.4	646,587	3.8
Consumer	1,747,144	9.2	1,543,340	9.2
Other	44,671	0.2	45,194	0.3
Total real estate secured loans	2,430,354	12.8	2,235,121	13.3
Construction loans	80,044	0.4	78,862	0.5
Consumer loans	239,622	1.3	226,712	1.3
Total gross loans	$18,949,902	100.0	$16,857,131	100.0
Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of June 30, 2016:

	June 30, 2016
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,309,571	$913,650	$1,380,229	$986,497	$981,006	$5,570,953
Hardware	237,957	202,632	248,985	240,299	201,701	1,131,574
Private equity/venture capital	649,287	604,823	974,119	1,046,793	3,854,741	7,129,763
Life science/healthcare	332,201	388,030	453,240	400,630	219,779	1,793,880
Premium wine	71,126	31,329	48,965	41,149	—	192,569
Other	104,790	33,948	77,318	50,924	114,163	381,143
Commercial loans	2,704,932	2,174,412	3,182,856	2,766,292	5,371,390	16,199,882
Real estate secured loans:
Premium wine	154,021	174,193	203,642	106,683	—	638,539
Consumer	1,498,534	206,165	42,445	—	—	1,747,144
Other	8,138	—	15,000	21,533	—	44,671
Real estate secured loans	1,660,693	380,358	261,087	128,216	—	2,430,354
Construction loans	16,036	23,777	40,231	—	—	80,044
Consumer loans	89,030	32,369	12,506	—	105,717	239,622
Total gross loans	$4,470,691	$2,610,916	$3,496,680	$2,894,508	$5,477,107	$18,949,902

At June 30, 2016, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $8.4 billion, or 44 percent of our portfolio. These loans represented 228 clients, and of these loans, $81.9 million were on nonaccrual status as of June 30, 2016 compared to $85.2 million as of December 31, 2015. The $3.3 million decrease in nonaccrual loans greater than $20 million to any single client was primarily attributable to the repayment of a sponsored buyout loan as a result of an acquisition, partially offset by a new nonaccrual sponsored buyout loan in our life science/healthcare loan portfolio.
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
The credit profile of our loan portfolio clients varies based on the nature of the lending we do for different market segments. Our three main market segments include (i) technology (software and internet, and hardware) and life science/healthcare, (ii) private equity/venture capital, and (iii) Private Bank.
(i) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at all stages of their life cycles and represent the largest segments of our loan portfolio. The primary underwriting method for our technology and life science/healthcare portfolios are classified as investor dependent, balance sheet dependent, or cash flow dependent.

Investor dependent loans represent a relatively small percentage of our overall portfolio at 11 percent of total gross loans at June 30, 2016, compared to 12 percent at December 31, 2015. These loans are made to companies in both our early-stage and growth stage segments. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

Balance sheet dependent loans, which includes asset-based loans, represented 14 percent of total gross loans at both June 30, 2016 and December 31, 2015. Balance sheet dependent loans are structured to require constant current asset coverage

(i.e. cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our growth and corporate finance practices. Our asset-based lending, which subset consists primarily of working capital lines and accounts receivable factoring, represented seven percent and two percent, respectively, of total gross loans at both June 30, 2016 and December 31, 2015. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Cash flow dependent loans, which include sponsored buyout lending, represent our largest source of repayment within our technology and life science/healthcare loan portfolios at approximately 20 percent of total gross loans at June 30, 2016, compared to 23 percent of total gross loans at December 31, 2015. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented 11 percent of total gross loans at June 30, 2016, compared to 13 percent of total gross loans at December 31, 2015. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. At June 30, 2016, our lending to private equity/venture capital firms and funds represented 38 percent of total gross loans, compared to 33 percent of total gross loans at December 31, 2015. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) Private Bank
Our Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. At June 30, 2016, our lending to Private Bank clients represented 11 percent of total gross loans, compared to 11 percent of total gross loans at December 31, 2015. Many of these clients have mortgages, which represents 86 percent of this portfolio at June 30, 2016; the balance of this portfolio consists of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 32 percent and 10 percent of our outstanding total gross loan balances as of June 30, 2016 were to borrowers based in California and New York, respectively, compared to 34 percent and 12 percent as of December 31, 2015. Other than California and New York, there are no states with gross loan balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2015 Form 10-K.
Credit Quality Indicators
As of June 30, 2016 and December 31, 2015, our total criticized loans and impaired loans represented 6 percent of our total gross loans. Our SVB Accelerator practice serves our emerging or early-stage clients. Loans to early stage clients represent a relatively small percentage of our overall portfolio at 6 percent of total gross loans. It is common for an emerging or early stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early stage clients, this situation typically lasts a limited number of weeks and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will be managed through our criticized portfolio during a portion of their life cycle.
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

(Dollars in thousands)	June 30, 2016	December 31, 2015
Gross nonaccrual, past due, and restructured loans:
Nonaccrual loans	$124,319	$123,392
Loans past due 90 days or more still accruing interest	412	—
Total nonperforming loans	124,731	123,392
OREO and other foreclosed assets	—	—
Total nonperforming assets	$124,731	$123,392
Performing TDRs	$4,316	$10,635
Nonperforming loans as a percentage of total gross loans	0.66%	0.73%
Nonperforming assets as a percentage of total assets	0.29	0.28
Allowance for loan losses	$244,723	$217,613
As a percentage of total gross loans	1.29%	1.29%
As a percentage of total gross nonperforming loans	196.20	176.36
Allowance for loan losses for nonaccrual loans	$59,856	$51,844
As a percentage of total gross loans	0.32%	0.31%
As a percentage of total gross nonperforming loans	47.99	42.02
Allowance for loan losses for total gross performing loans	$184,867	$165,769
As a percentage of total gross loans	0.98%	0.98%
As a percentage of total gross performing loans	0.98	0.99
Total gross loans	$18,949,902	$16,857,131
Total gross performing loans	18,825,171	16,733,739
Reserve for unfunded credit commitments (1)	34,889	34,415
As a percentage of total unfunded credit commitments	0.23%	0.22%
Total unfunded credit commitments (2)	$15,502,488	$15,614,359

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans held flat at 1.29 percent at June 30, 2016. Our allowance for loan losses for performing loans as a percentage of total gross performing loans decreased 1 basis point to 0.98 percent at June 30, 2016 driven by a shift in the mix of our loan portfolio to our private equity/venture capital loan portfolio.
Our allowance for loan losses for nonaccrual loans was $59.9 million at June 30, 2016, compared to $51.8 million at December 31, 2015. The $8.1 million increase in the allowance for nonaccrual loans included $26.4 million of reserves on new nonaccrual loans, partially offset by a reserve reduction of $12.2 million as a result of charge-offs and $7.2 million due to the repayment of a sponsored buyout loan as a result of an acquisition.
Our nonperforming loans were $124.7 million at June 30, 2016, compared to $123.4 million at December 31, 2015. Our nonperforming loan balance increased $1.3 million as a result of $56.5 million in new nonaccrual loans, partially offset by $43.4 million in repayments and $12.2 million in charge-offs. New nonaccrual loans of $56.5 million included $22.9 million from a sponsored buyout client in our life science/healthcare loan portfolio and $15.7 million from early stage clients in our software and internet loan portfolio.
Nonaccrual loans at June 30, 2016, included $100.6 million from five clients (three software and internet clients represented $53.2 million and two life science/healthcare clients represented $47.4 million). Nonaccrual loans at December 31, 2015, included $96.0 million from five clients (three software and internet clients represented $55.1 million and two life science/healthcare clients represented $40.9 million). None of these loans were from early stage clients.

Average impaired loans for the three and six months ended June 30, 2016 were $166.2 million and $162.9 million compared to $62.9 million and $51.2 million for the comparable 2015 period. The increase in average impaired loans was primarily reflective of increases in average impaired loans of $48.4 million and $31.3 million from our software and internet and life science/healthcare loan portfolios, respectively during the three months ended June 30, 2016, compared to June 30, 2015 and $52.0 million and $35.3 million, respectively during the six months ended June 30, 2016, compared to June 30, 2015. If the impaired loans had not been impaired, $1.2 million and $2.7 million in interest income would have been recorded for the three and six months ended June 30, 2016, compared to $0.9 million and $1.4 million for the comparable 2015 period.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at June 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015	% Change
Derivative assets, gross (1)	$193,117	$175,083	10.3%
Foreign exchange spot contract assets, gross	103,037	142,832	(27.9)
Accrued interest receivable	107,323	107,604	(0.3)
FHLB and Federal Reserve Bank stock	63,166	56,991	10.8
Accounts receivable	51,287	48,662	5.4
Net deferred tax assets	1,555	73,941	(97.9)
Other assets	136,058	104,594	30.1
Total accrued interest receivable and other assets	$655,543	$709,707	(7.6)

(1)	See “Derivatives” section below.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $39.8 million was due primarily to an overall decrease in activity at period-end.
Net Deferred Tax Assets
The decrease of $72.4 million in net deferred tax assets primarily related to an increase in the fair value of our available-for-sale securities portfolio due to the decrease in market interest rates at period-end.
Other Assets
The increase of $31.5 million in other assets related primarily to an increase in current tax receivables as a result of the recognition of our estimated tax provision for the six months ended June 30, 2016.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015	% Change
Assets:
Equity warrant assets	$129,800	$137,105	(5.3)%
Foreign exchange forward and option contracts	52,845	31,237	69.2
Interest rate swaps	1,918	2,768	(30.7)
Client interest rate derivatives	8,554	3,973	115.3
Total derivative assets	$193,117	$175,083	10.3
Liabilities:
Foreign exchange forward and option contracts	$(45,540)	$(26,353)	72.8
Client interest rate derivatives	(9,655)	(4,384)	120.2
Total derivative liabilities	$(55,195)	$(30,737)	79.6

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At June 30, 2016, we held warrants in 1,697 companies, compared to 1,652 companies at December 31, 2015. Warrants in 19 companies had values greater than $1.0 million and represented 32 percent of the fair value of the portfolio at June 30, 2016. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$130,670	$124,456	$137,105	$116,604
New equity warrant assets	2,220	2,846	4,606	5,333
Non-cash increases in fair value	7,345	9,146	7,494	20,110
Exercised equity warrant assets	(9,666)	(13,830)	(18,020)	(19,137)
Terminated equity warrant assets	(769)	(114)	(1,385)	(406)
Balance, end of period	$129,800	$122,504	$129,800	$122,504

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at June 30, 2016 was $4.1 million and our net exposure at December 31, 2015 was $3.0 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 9- “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item I in this report.
Deposits
Deposits were $37.6 billion at June 30, 2016, a decrease of $1.5 billion, or 4.0 percent, compared to $39.1 billion at December 31, 2015. The decrease in deposits was due primarily to lower deposit balances maintained by our Growth and Corporate Finance clients driven by the continued slowdown of the fundraising environment and M&A activity, as well as utilization of higher yielding off-balance sheet client investment funds by our early-stage clients.
At June 30, 2016, the aggregate balance of time deposit accounts individually equal to or greater than $250,000 totaled $37.2 million, compared to $53.9 million at December 31, 2015. At June 30, 2016, $37.2 million of the time deposit accounts individually equal to or greater than $250,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
We had $503.2 million in short-term borrowings at June 30, 2016, compared to $774.9 million at December 31, 2015. The decrease was due to an increase in our cash and cash equivalent balances at June 30, 2016 as compared to December 31, 2015 reducing the amount of overnight borrowings needed at period-end.
Long-Term Debt
Our long-term debt was $796.3 million at June 30, 2016 and $796.7 million at December 31, 2015.
As of June 30, 2016, long-term debt included our 3.50% Senior Notes, 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 8–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item I in this report.

Other Liabilities
A summary of other liabilities at June 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015	% Change
Foreign exchange spot contract liabilities, gross	$168,774	$154,699	9.1%
Accrued compensation	71,276	151,134	(52.8)
Reserve for unfunded credit commitments	34,889	34,415	1.4
Derivative liabilities, gross (1)	55,195	30,737	79.6
Other	272,612	268,109	1.7
Total other liabilities	$602,746	$639,094	(5.7)

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $14.1 million was due primarily to increased client trade activity at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $79.9 million was primarily the result of 2015 incentive compensation payouts during the first quarter of 2016 as well as lower accruals for the six months ended June 30, 2016 based on current expectations for our updated internal performance estimates for 2016.
Noncontrolling Interests
Noncontrolling interests totaled $128.2 million and $135.1 million at June 30, 2016 and December 31, 2015, respectively. The decrease was due to net losses attributable to noncontrolling interests of $1.2 million and net distributions of $5.7 million to limited partners from various managed funds of funds for the six months ended June 30, 2016.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$13,398,281	$129,851	$16,710,656	$137,208
As a percentage of total assets	31.1%	0.3%	37.4%	0.3%
Liabilities carried at fair value	$55,195	$—	$30,737	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
As a percentage of assets carried at fair value		1.0%		0.8%
Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted) and equity warrant assets (rights to shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 14—“Fair Value of Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
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
During the three and six months ended June 30, 2016, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $4.8 million and $12.0 million, primarily due to valuation increases from our private company warrant portfolio. During the three and six months ended June 30, 2015, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $23.2 million and $43.5 million.
Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs and credit and other business risks, and to provide for SVB Financial and the Bank to be in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes designed to effectively utilize capital resources available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.5 billion at June 30, 2016, an increase of $307.4 million, or 9.6 percent, compared to $3.2 billion at December 31, 2015. This increase was due primarily to net income of $172.1 million for the six months ended June 30, 2016. Additionally, the increase in the net balance of our accumulated other comprehensive income to $129.9 million from $15.4 million at December 31, 2015, was driven primarily by a $211.8 million increase in the fair value of our AFS securities portfolio ($125.5 million net of tax), which resulted from a decrease in the period-end market interest rates for the six months ended June 30, 2016, partially offset by a $6.9 million, net of tax, reclassification adjustment for gains on the sale of AFS securities included in net income.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of June 30, 2016 and December 31, 2015. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized”, are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	June 30, 2016	December 31, 2015	"Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	12.43%	12.28%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.89	12.83	8.0	6.0
Total risk-based capital ratio	13.92	13.84	10.0	8.0
Tier 1 leverage ratio	8.08	7.63	N/A	4.0
Tangible common equity to tangible assets ratio (1)	8.13	7.16	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	12.91	12.34	N/A	N/A
Bank:
CET 1 risk-based capital ratio	12.57%	12.52%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.57	12.52	8.0	6.0
Total risk-based capital ratio	13.65	13.60	10.0	8.0
Tier 1 leverage ratio	7.56	7.09	5.0	4.0
Tangible common equity to tangible assets ratio (1)	7.90	6.95	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.07	12.59	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Both SVB Financial’s and the Bank's risk-based capital ratios (CET 1, tier 1 and total risk-based capital) increased as of June 30, 2016, compared to the same ratios as of December 31, 2015. The increases were a result of the proportionally higher increase in our capital compared to the increases in risk-weighted assets during the first half of 2016. Increased capital was reflective primarily of year to date earnings. The growth in period-end risk-weighted assets was primarily from loan growth, partially offset by a decrease in fixed income securities and unfunded commitments. SVB Financial's and the Bank's tier 1 leverage ratios increased 45 basis points and 47 basis points, respectively, as of June 30, 2016, compared to December 31, 2015. The higher tier 1 leverage ratios were reflective of the increase in tier 1 capital from net income and the decrease in average assets resulting from the decrease in both cash and fixed income investment securities, partially offset by loan growth, during the second quarter of 2016. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended June 30, 2016 and December 31, 2015:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
GAAP SVBFG stockholders’ equity	$3,505,578	$3,198,134	$3,359,097	$3,059,045
Tangible common equity	$3,505,578	$3,198,134	$3,359,097	$3,059,045
GAAP Total assets	$43,132,654	$44,686,703	$42,522,293	$44,045,967
Tangible assets	$43,132,654	$44,686,703	$42,522,293	$44,045,967
Risk-weighted assets	$27,145,857	$25,919,594	$25,691,978	$24,301,043
Tangible common equity to tangible assets	8.13%	7.16%	7.90%	6.95%
Tangible common equity to risk-weighted assets	12.91	12.34	13.07	12.59

Both the tangible common equity to tangible assets ratio and tangible common equity to risk-weighted assets ratio increased for SVB Financial and the Bank. The increases are a result of the proportionally higher increase in our capital compared to the increases in total and risk-weighted assets during the first half of 2016. Increased capital is reflective primarily of year to date earnings. The growth in total assets was primarily from loan growth and was partially offset by the decrease in our fixed income securities. The growth in period-end risk-weighted assets was primarily from loan growth, partially offset by a decrease in fixed income securities and unfunded commitments. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
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
We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our Asset/Liability Committee (“ALCO”), which is a management committee, provides oversight to the liquidity management process and recommends policy guidelines for the approval of the Finance Committee of our Board of Directors, and courses of action to address our actual and projected liquidity needs. Additionally, we routinely conduct liquidity stress testing as part of our liquidity management practices.
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives off the balance sheet which may impact deposit levels. At June 30, 2016, our period-end total deposit balances decreased to $37.6 billion, compared to $39.1 billion at December 31, 2015.
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

Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the six months ended June 30, 2016 and 2015. For further details, see our "Interim Consolidated Statements of Cash Flows (Unaudited)" under Part I, Item 1 of this report.

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Average cash and cash equivalents	$2,294,562	$2,094,365
Percentage of total average assets	5.2%	5.4%
Net cash provided by operating activities	$142,067	$210,879
Net cash provided by (used for) investing activities	2,028,151	(957,186)
Net cash (used for) provided by financing activities	(1,819,018)	1,560,843
Net increase in cash and cash equivalents	$351,200	$814,536
Average cash and cash equivalents increased by $0.2 billion, or 9.6 percent, to $2.3 billion for the six months ended June 30, 2016, compared to $2.1 billion for the comparable 2015 period.
Cash provided by operating activities was $142.1 million for the six months ended June 30, 2016, reflective primarily of net income before noncontrolling interests of $171.0 million. These net inflows also included $41.0 million of non-cash adjustments to reconcile net income to net cash and were partially offset by a $79.9 million reduction of compensation accruals during the first half of 2016, primarily from the incentive compensation payouts during the first quarter of 2016.
Cash provided by investing activities of $2.0 billion for the six months ended June 30, 2016 driven by $2.9 billion in proceeds from the sale of U.S. Treasury securities and $1.4 billion from maturities and principal paydowns from our fixed income securities investment portfolio, partially offset by $2.1 billion in loan growth.
Cash used for financing activities was $1.8 billion for the six months ended June 30, 2016, primarily reflective of a net decrease of $1.5 billion in deposits and $0.3 billion of payments on our overnight short-term borrowings.
Cash and cash equivalents were $1.9 billion and $2.6 billion, respectively, at June 30, 2016 and June 30, 2015.
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
The following table presents our EVE and NII sensitivity exposure at June 30, 2016 and December 31, 2015 related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points.

Change in interest rates (basis points) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2016:
200	$5,311,233	$1,380,708	35.1%	$1,495,825	$321,456	27.4%
100	4,283,395	352,870	9.0	1,329,665	155,296	13.2
—	3,930,525	—	—	1,174,369	—	—
-100	4,432,725	502,200	12.8	1,119,372	(54,997)	(4.7)
-200	4,413,014	482,489	12.3	1,113,410	(60,959)	(5.2)
December 31, 2015:
200	$6,007,061	$1,783,649	42.2%	$1,454,889	$268,242	22.6%
100	5,166,410	942,998	22.3	1,318,584	131,937	11.1
—	4,223,412	—	—	1,186,647	—	—
-100	4,350,421	127,009	3.0	1,127,223	(59,424)	(5.0)
-200	4,548,417	325,005	7.7	1,095,854	(90,793)	(7.7)
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
Our base case EVE as of June 30, 2016 decreased from December 31, 2015 by $293 million as a result of balance sheet mix changes, as well as yield curve changes. As of June 30, 2016, total loan balances increased $2.1 billion and total deposits decreased $1.5 billion as compared to December 31, 2015. These fluctuations resulted in a funding need, which was met by a combination of $4.3 billion of investment portfolio sales and maturities, as well as the use of short-term borrowings of $500 million at June 30, 2016.
Marginally lower rates at the long-end of the yield curve continue to drive a relatively flat curve as compared to December 31, 2015. This contributed a net negative impact of $162 million to our base case EVE and the balance sheet mix changes contributed an additional decrease of $131 million to our base case EVE.
EVE sensitivity decreased in all upward rate shock scenarios due to the change in balance sheet composition, as well as flattening of the yield curve. Assets and liabilities such as long-term investments and non-maturity deposits that tend to be more interest rate sensitive have been replaced by floating rate loans and short-term borrowings that tend to be less interest rate sensitive, causing a decrease in overall EVE sensitivity as compared to December 31, 2015. Additionally, the flattening yield curve resulted in discount rates for NIB non-maturity deposits to hit their floors in the downward rate shock modeling scenarios, which caused the market value of the non-maturity deposits to increase in those scenarios.
12-Month Net Interest Income Simulation

Our estimated 12-month NII forecast at June 30, 2016 decreased $12 million as compared December 31, 2015 due primarily to the change in the balance sheet composition previously noted in the EVE section above. Higher-yielding investment portfolio instruments were replaced by lower-yielding floating rate loans and the runoff of non-interest bearing deposits is being partially replaced by short-term borrowings. NII sensitivity at June 30, 2016 increased in the upward interest rate shock scenarios due to a higher concentration of variable rate loans on the balance sheet, relative to December 31, 2015. NII sensitivity decreased slightly in the downward rate shock scenarios, although the existence of loan floors, along with the assumption of yield curve floors limits the downward NII sensitivity in these scenarios.
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

SVB Financial Group

Date: August 8, 2016	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: August 8, 2016	/s/ KAMRAN HUSAIN
Kamran Husain
Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.1	1999 Employee Stock Purchase Plan					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Denotes management contract or any compensatory plan, contract or arrangement.