Form 10-Q
period 2016-09-30
SVB FINANCIAL GROUP
filed 2016-11-08
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2016, 52,088,461 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
IPO— Initial Public Offering
IRS— Internal Revenue Service
IT— Information Technology
LIBOR— London Interbank Offered Rate
NIB— Non-Interest Bearing
M&A— Merger and Acquisition
OTTI— Other Than Temporary Impairment
SEC— Securities and Exchange Commission
SPD-SVB— SPD Silicon Valley Bank (China Joint Venture)
TDR— Troubled Debt Restructuring
UK— United Kingdom
VIE— Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$2,521,319	$1,503,257
Available-for-sale securities, at fair value (cost of $12,514,893 and $16,375,941, respectively)	12,665,697	16,380,748
Held-to-maturity securities, at cost (fair value of $7,885,333 and $8,758,622, respectively)	7,791,949	8,790,963
Non-marketable and other securities	625,178	674,946
Total investment securities	21,082,824	25,846,657
Loans, net of unearned income	19,112,265	16,742,070
Allowance for loan losses	(240,565)	(217,613)
Net loans	18,871,700	16,524,457
Premises and equipment, net of accumulated depreciation and amortization	115,014	102,625
Accrued interest receivable and other assets	683,180	709,707
Total assets	$43,274,037	$44,686,703
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$31,028,974	$30,867,497
Interest-bearing deposits	7,160,442	8,275,279
Total deposits	38,189,416	39,142,776
Short-term borrowings	2,421	774,900
Other liabilities	562,912	639,094
Long-term debt	795,971	796,702
Total liabilities	39,550,720	41,353,472
Commitments and contingencies (Note 12 and Note 15)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,061,435 shares and 51,610,226 shares outstanding, respectively	52	52
Additional paid-in capital	1,219,555	1,189,032
Retained earnings	2,276,865	1,993,646
Accumulated other comprehensive income	96,579	15,404
Total SVBFG stockholders’ equity	3,593,051	3,198,134
Noncontrolling interests	130,266	135,097
Total equity	3,723,317	3,333,231
Total liabilities and total equity	$43,274,037	$44,686,703

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
Interest income:
Loans	$214,227	$174,993	$617,456	$507,746
Investment securities:
Taxable	83,468	87,609	261,121	253,496
Non-taxable	522	707	1,693	2,220
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,196	1,482	5,793	4,071
Total interest income	300,413	264,791	886,063	767,533
Interest expense:
Deposits	1,535	1,158	3,984	4,283
Borrowings	9,717	8,973	28,161	25,894
Total interest expense	11,252	10,131	32,145	30,177
Net interest income	289,161	254,660	853,918	737,356
Provision for loan losses	18,950	33,403	88,624	66,368
Net interest income after provision for loan losses	270,211	221,257	765,294	670,988
Noninterest income:
Gains on investment securities, net	23,178	18,768	41,764	77,006
Gains on derivative instruments, net	19,744	10,244	26,847	66,290
Foreign exchange fees	25,944	22,995	76,998	63,037
Credit card fees	18,295	14,536	49,226	40,841
Deposit service charges	13,356	12,272	39,142	34,309
Client investment fees	7,952	5,683	23,959	15,429
Lending related fees	8,168	7,561	23,783	23,746
Letters of credit and standby letters of credit fees	6,811	5,341	18,414	15,315
Other	20,692	11,077	42,917	22,315
Total noninterest income	144,140	108,477	343,050	358,288
Noninterest expense:
Compensation and benefits	136,568	109,345	374,410	350,030
Professional services	23,443	21,137	67,959	58,834
Premises and equipment	16,291	12,356	47,861	36,800
Business development and travel	8,504	8,028	30,077	28,904
Net occupancy	9,525	8,548	28,919	24,010
FDIC and state assessments	7,805	6,954	21,624	18,705
Correspondent bank fees	3,104	3,070	9,469	9,775
Provision for unfunded credit commitments	1,054	1,047	1,601	249
Other	15,533	14,270	44,292	42,101
Total noninterest expense	221,827	184,755	626,212	569,408
Income before income tax expense	192,524	144,979	482,132	459,868
Income tax expense	76,877	57,017	195,508	175,057
Net income before noncontrolling interests	115,647	87,962	286,624	284,811
Net income attributable to noncontrolling interests	(4,566)	(6,229)	(3,405)	(28,419)
Net income available to common stockholders	$111,081	$81,733	$283,219	$256,392
Earnings per common share—basic	$2.13	$1.59	$5.46	$5.00
Earnings per common share—diluted	2.12	1.57	5.42	4.94

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income before noncontrolling interests	$115,647	$87,962	$286,624	$284,811
Other comprehensive (loss) income, net of tax:
Change in cumulative translation (losses) gains:
Foreign currency translation (losses) gains	(119)	(102)	(2,168)	2,588
Related tax benefit (expense)	50	87	885	(1,054)
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(54,204)	58,902	157,564	100,468
Related tax benefit (expense)	21,932	(24,200)	(64,357)	(41,224)
Reclassification adjustment for losses (gains) included in net income	15	(13)	(11,567)	(2,750)
Related tax (benefit) expense	(6)	6	4,707	1,111
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(1,690)	(2,565)	(6,507)	(7,997)
Related tax benefit	680	1,032	2,618	3,218
Other comprehensive (loss) income, net of tax	(33,342)	33,147	81,175	54,360
Comprehensive income	82,305	121,109	367,799	339,171
Comprehensive income attributable to noncontrolling interests	(4,566)	(6,229)	(3,405)	(28,419)
Comprehensive income attributable to SVBFG	$77,739	$114,880	$364,394	$310,752

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2014	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	536,635	—	14,712	—	—	14,712	—	14,712
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax benefit from stock options exercised, vesting of restricted stock and other	—	—	10,813	—	—	10,813	—	10,813
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(1,069,437)	(1,069,437)
Net income	—	—	—	256,392	—	256,392	28,419	284,811
Capital calls and distributions, net	—	—	—	—	—	—	(58,315)	(58,315)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	57,605	57,605	—	57,605
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(4,779)	(4,779)	—	(4,779)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,534	1,534	—	1,534
Share-based compensation, net	—	—	22,262	—	—	22,262	—	22,262
Other, net	—	—	—	(224)	—	(224)	—	(224)
Balance at September 30, 2015	51,488,985	$51	$1,171,649	$1,906,135	$97,064	$3,174,899	$139,329	$3,314,228
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231
Common stock issued under employee benefit plans, net of restricted stock cancellations	408,044	—	8,661	—	—	8,661	—	8,661
Common stock issued under ESOP	43,165	—	4,328	—	—	4,328	—	4,328
Income tax effect from stock options exercised, vesting of restricted stock and other	—	—	(6,300)	—	—	(6,300)	—	(6,300)
Net income	—	—	—	283,219	—	283,219	3,405	286,624
Capital calls and distributions, net	—	—	—	—	—	—	(8,236)	(8,236)
Net change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	86,347	86,347	—	86,347
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity, net of tax	—	—	—	—	(3,889)	(3,889)	—	(3,889)
Foreign currency translation adjustments, net of tax	—	—	—	—	(1,283)	(1,283)	—	(1,283)
Share-based compensation, net	—	—	23,834	—	—	23,834	—	23,834
Balance at September 30, 2016	52,061,435	$52	$1,219,555	$2,276,865	$96,579	$3,593,051	$130,266	$3,723,317

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income before noncontrolling interests	$286,624	$284,811
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	88,624	66,368
Provision for unfunded credit commitments	1,601	249
Changes in fair values of derivatives, net	(24,875)	(42,295)
Gains on investment securities, net	(41,764)	(77,006)
Depreciation and amortization	35,114	28,504
Amortization of premiums and discounts on investment securities, net	9,622	14,659
Amortization of share-based compensation	22,342	24,174
Amortization of deferred loan fees	(72,807)	(64,275)
Pre-tax net gain on SVBIF sale transaction	—	(1,287)
Deferred income tax (benefit) expense	(6,839)	3,131
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	1,169	(6,312)
Accounts receivable and payable, net	(12,872)	(18,285)
Income tax receivable and payable, net	13,181	(29,398)
Accrued compensation	(48,740)	(7,702)
Foreign exchange spot contracts, net	1,803	7,522
Other, net	20,821	71,349
Net cash provided by operating activities	273,004	254,207
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,911,486)
Proceeds from sales of available-for-sale securities	2,879,409	7,762
Proceeds from maturities and pay downs of available-for-sale securities	1,002,523	1,238,950
Purchases of held-to-maturity securities	(225,526)	(2,057,030)
Proceeds from maturities and pay downs of held-to-maturity securities	1,206,367	1,153,363
Purchases of non-marketable and other securities	(41,925)	(30,245)
Proceeds from sales and distributions of non-marketable and other securities	54,420	115,338
Net increase in loans	(2,373,798)	(911,694)
Proceeds from recoveries of charged-off loans	8,158	5,119
Effect of deconsolidation of noncontrolling interest	—	15,995
Net proceeds from SVBIF sale transaction	—	39,284
Purchases of premises and equipment	(37,184)	(37,465)
Net cash provided by (used for) investing activities	2,472,444	(3,372,109)
Cash flows from financing activities:
Net (decrease) increase in deposits	(953,360)	2,626,379
Net decrease in short-term borrowings	(772,479)	(4,025)
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(8,236)	(16,789)
Tax effect from stock exercises	(6,300)	10,813
Proceeds from issuance of common stock, ESPP, and ESOP	12,989	18,224
Proceeds from issuance of 3.50% Senior Notes	—	346,431
Net cash (used for) provided by financing activities	(1,727,386)	2,981,033
Net increase (decrease) in cash and cash equivalents	1,018,062	(136,869)
Cash and cash equivalents at beginning of period (1)	1,503,257	1,811,014
Cash and cash equivalents at end of period	$2,521,319	$1,674,145
Supplemental disclosures:
Cash paid during the period for:
Interest	$39,317	$32,183
Income taxes	186,474	182,479
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$86,347	$57,605
Distributions of stock from investments (2)	750	64,120

(1)	Cash and cash equivalents at December 31, 2014 included $15.0 million recognized in assets held-for-sale in conjunction with the SVBIF sale transaction.

(2)	For the nine months ended September 30, 2015, includes distributions to noncontrolling interests of $41.5 million.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
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
In March 2016, the FASB issued a new accounting standard update (ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement in the period when the awards vest or are settled. The guidance also permits an entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will be effective January 1, 2017. Early adoption is permitted, but all of the guidance must be adopted in the same period. We plan to adopt the share-based payment guidance in the first quarter of 2017. Currently, we record excess tax benefits and tax deficiencies to APIC at the time of vesting and or settlement, however, upon adoption of this standard, the excess tax benefits and tax deficiencies will be recorded to the income statement as income tax expense or benefit. We do not expect the guidance to have a material impact on our annual earnings; however, the impact will vary period to period depending on the volatility of the Company's stock price and the actual timing of settlement of awards. We would expect the most significant impact to occur during our second quarter as the majority of awards vest during that period.
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
In August 2016, the FASB issued a new accounting standard update (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the guidance on eight specific cash flow issues. This guidance will be effective January 1, 2018 on a full retrospective approach, with early adoption permitted. We are currently evaluating the impact this guidance will have on our statement of cash flows.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2016 and 2015:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Income Statement Location	2016	2015	2016	2015
Reclassification adjustment for losses (gains) included in net income	Gains on investment securities, net	$15	$(13)	$(11,567)	$(2,750)
Related tax (benefit) expense	Income tax expense	(6)	6	4,707	1,111
Total reclassification adjustment for losses (gains) included in net income, net of tax		$9	$(7)	$(6,860)	$(1,639)
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options and restricted stock units outstanding under our equity incentive plans and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income available to common stockholders	$111,081	$81,733	$283,219	$256,392
Denominator:
Weighted average common shares outstanding-basic	52,046	51,479	51,842	51,254
Weighted average effect of dilutive securities:
Stock options and ESPP	233	382	245	411
Restricted stock units	134	187	142	213
Denominator for diluted calculation	52,413	52,048	52,229	51,878
Earnings per common share:
Basic	$2.13	$1.59	$5.46	$5.00
Diluted	$2.12	$1.57	$5.42	$4.94

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2016	2015	2016	2015
Stock options	518	142	444	169
Restricted stock units	120	1	9	—
Total	638	143	453	169

3.	Share-Based Compensation
For the three and nine months ended September 30, 2016 and 2015, we recorded share-based compensation and related tax benefits as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Share-based compensation expense	$7,916	$8,188	$22,342	$24,174
Income tax benefit related to share-based compensation expense	(2,881)	(3,051)	(7,461)	(8,381)
Unrecognized Compensation Expense
As of September 30, 2016, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$11,150	2.52
Restricted stock units	51,094	2.68
Total unrecognized share-based compensation expense	$62,244

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2015	1,137,228	$77.12
Granted	177,203	105.11
Exercised	(141,248)	43.90
Forfeited	(19,305)	100.80
Expired	(190)	19.48
Outstanding at September 30, 2016	1,153,688	85.10	3.83	$31,649,669
Vested and expected to vest at September 30, 2016	1,123,538	84.47	3.77	31,469,498
Exercisable at September 30, 2016	706,677	72.25	2.81	27,648,800
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $110.54 as of September 30, 2016. The total intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $1.5 million and $8.2 million, respectively, compared to $2.2 million and $24.0 million for the comparable 2015 periods.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	572,038	$103.50
Granted	359,028	100.17
Vested	(215,587)	87.67
Forfeited	(24,508)	106.50
Nonvested at September 30, 2016	690,971	106.61

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
September 30, 2016:
Assets:
Cash and cash equivalents	$12,870	$—	$—
Non-marketable and other securities (1)	195,956	312,693	312,693
Accrued interest receivable and other assets	333	—	—
Total assets	$209,159	$312,693	$312,693
Liabilities:
Accrued expenses and other liabilities (1)	909	52,846	—
Total liabilities	$909	$52,846	$—
December 31, 2015:
Assets:
Cash and cash equivalents	$11,811	$—	$—
Non-marketable and other securities (1)	203,714	364,450	364,450
Accrued interest receivable and other assets	494	—	—
Total assets	$216,019	$364,450	$364,450
Liabilities:
Accrued expenses and other liabilities (1)	433	90,978	—
Total liabilities	$433	$90,978	$—

(1)
Included in our unconsolidated non-marketable and other securities portfolio at September 30, 2016 and December 31, 2015 are investments in qualified affordable housing projects of $106.5 million and $154.4 million, respectively and related unfunded commitments of $52.8 million and $91.0 million, respectively.

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
As of September 30, 2016, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $208.3 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $312.7 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Cash and due from banks (1)	$2,352,469	$1,372,743
Securities purchased under agreements to resell (2)	163,719	125,391
Other short-term investment securities	5,131	5,123
Total cash and cash equivalents	$2,521,319	$1,503,257

(1)
At September 30, 2016 and December 31, 2015, $1.3 billion and $405 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $724 million and $500 million, respectively.

(2)
At September 30, 2016 and December 31, 2015, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $167 million and $128 million, respectively. None of these securities received as collateral were sold or pledged as of September 30, 2016 or December 31, 2015.

6.	Investment Securities
Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and, (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$8,828,906	$110,721	$—	$8,939,627
U.S. agency debentures	2,089,590	36,982	—	2,126,572
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,089,956	4,896	(2,563)	1,092,289
Agency-issued collateralized mortgage obligations—variable rate	504,134	839	(486)	504,487
Equity securities	2,307	637	(222)	2,722
Total available-for-sale securities	$12,514,893	$154,075	$(3,271)	$12,665,697

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$11,679,450	$19,134	$(20,549)	$11,678,035
U.S. agency debentures	2,677,453	17,684	(5,108)	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,408,206	6,591	(15,518)	1,399,279
Agency-issued collateralized mortgage obligations—variable rate	604,236	3,709	(9)	607,936
Equity securities	6,596	460	(1,587)	5,469
Total available-for-sale securities	$16,375,941	$47,578	$(42,771)	$16,380,748
The following table summarizes our unrealized losses on our available-for-sale securities portfolio into categories of less than 12 months and 12 months or longer as of September 30, 2016:

	September 30, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	$310,991	$(469)	$247,100	$(2,094)	$558,091	$(2,563)
Agency-issued collateralized mortgage obligations—variable rate	221,818	(486)	—	—	221,818	(486)
Equity securities	932	(222)	—	—	932	(222)
Total temporarily impaired securities: (1)	$533,741	$(1,177)	$247,100	$(2,094)	$780,841	$(3,271)

(1)
As of September 30, 2016, we identified a total of 103 investments that were in unrealized loss positions, of which 14 investments totaling $247.1 million with unrealized losses of $2.1 million have been in an impaired position for a period of time greater than 12 months. As of September 30, 2016, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of September 30, 2016, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as available-for-sale as of September 30, 2016. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	September 30, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$8,939,627	1.31%	$1,652,444	0.80%	$7,287,183	1.43%	$—	—%	$—	—%
U.S. agency debentures	2,126,572	1.60	426,210	1.17	1,700,362	1.71	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,092,289	1.91	—	—	—	—	755,958	2.09	336,331	1.52
Agency-issued collateralized mortgage obligations - variable rate	504,487	0.71	—	—	—	—	—	—	504,487	0.71
Total	$12,662,975	1.39	$2,078,654	0.88	$8,987,545	1.48	$755,958	2.09	$840,818	1.03

Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$622,692	$17,642	$—	$640,334
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,092,082	37,993	(309)	2,129,766
Agency-issued collateralized mortgage obligations—fixed rate	3,593,453	28,800	(1,962)	3,620,291
Agency-issued collateralized mortgage obligations—variable rate	327,673	188	(580)	327,281
Agency-issued commercial mortgage-backed securities	1,101,234	12,837	(311)	1,113,760
Municipal bonds and notes	54,815	121	(1,035)	53,901
Total held-to-maturity securities	$7,791,949	$97,581	$(4,197)	$7,885,333

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$545,473	$8,876	$—	$554,349
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,366,627	546	(11,698)	2,355,475
Agency-issued collateralized mortgage obligations—fixed rate	4,225,781	3,054	(32,999)	4,195,836
Agency-issued collateralized mortgage obligations—variable rate	370,779	758	(33)	371,504
Agency-issued commercial mortgage-backed securities	1,214,716	3,405	(3,475)	1,214,646
Municipal bonds and notes	67,587	55	(830)	66,812
Total held-to-maturity securities	$8,790,963	$16,694	$(49,035)	$8,758,622

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following table summarizes our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of September 30, 2016:

	September 30, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	$8,249	$(53)	$23,238	$(256)	$31,487	$(309)
Agency-issued collateralized mortgage obligations—fixed rate	77,313	(136)	247,706	(1,826)	325,019	(1,962)
Agency-issued collateralized mortgage obligations—variable rate	207,339	(580)	—	—	207,339	(580)
Agency-issued commercial mortgage-backed securities	112,586	(157)	19,272	(154)	131,858	(311)
Municipal bonds and notes	14,577	(131)	32,995	(904)	47,572	(1,035)
Total temporarily impaired securities (1):	$420,064	$(1,057)	$323,211	$(3,140)	$743,275	$(4,197)

(1)
As of September 30, 2016, we identified a total of 140 investments that were in unrealized loss positions, of which 78 investments totaling $323.2 million with unrealized losses of $3.1 million have been in an impaired position for a period of time greater than 12 months. As of September 30, 2016, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of September 30, 2016, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of September 30, 2016. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	September 30, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$622,692	2.43%	$—	—%	$47,478	3.25%	$575,214	2.36%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,092,082	2.38	—	—	257,766	2.58	216,197	1.74	1,618,119	2.44
Agency-issued collateralized mortgage obligations - fixed rate	3,593,453	1.73	—	—	—	—	22,233	1.75	3,571,220	1.73
Agency-issued collateralized mortgage obligations - variable rate	327,673	0.74	—	—	—	—	—	—	327,673	0.74
Agency-issued commercial mortgage-backed securities	1,101,234	2.13	—	—	—	—	—	—	1,101,234	2.13
Municipal bonds and notes	54,815	6.07	4,076	5.76	23,925	6.02	24,204	6.13	2,610	6.46
Total	$7,791,949	2.01	$4,076	5.76	$329,169	2.93	$837,848	2.29	$6,620,856	1.92

Non-marketable and Other Securities
The components of our non-marketable and other investment securities portfolio at September 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$141,841	$152,237
Other venture capital investments (2)	2,040	2,040
Other securities (fair value accounting) (3)	579	548
Non-marketable securities (equity method accounting) (4):
Venture capital and private equity fund investments	84,904	85,705
Debt funds	18,971	21,970
Other investments	128,422	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	115,113	120,676
Other investments	26,834	18,882
Investments in qualified affordable housing projects, net (6)	106,474	154,356
Total non-marketable and other securities	$625,178	$674,946

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and our ownership percentage of each fund at September 30, 2016 and December 31, 2015 (fair value accounting):

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$17,940	12.6%	$20,794	12.6%
SVB Capital Preferred Return Fund, LP	57,488	20.0	60,619	20.0
SVB Capital—NT Growth Partners, LP	59,692	33.0	62,983	33.0
Other private equity fund (i)	6,721	58.2	7,841	58.2
Total venture capital and private equity fund investments	$141,841		$152,237

(i)
At September 30, 2016, we had a direct ownership interest of 41.5 percent in the other private equity fund and an indirect ownership interest of 12.6 percent through our ownership interest of SVB Capital—NT Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of SVB Capital Preferred Return Fund, LP.

(2)	The following table shows the amounts of other venture capital investments held by the following fund and our ownership percentage at September 30, 2016 and December 31, 2015 (fair value accounting):

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$2,040	10.7%	$2,040	10.7%
Total other venture capital investments	$2,040		$2,040

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at September 30, 2016 and December 31, 2015 (equity method accounting):

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
SVB Strategic Investors Fund II, LP	$9,133	8.6%	$10,035	8.6%
SVB Strategic Investors Fund III, LP	21,369	5.9	23,926	5.9
SVB Strategic Investors Fund IV, LP	25,737	5.0	26,411	5.0
Strategic Investors Fund V funds	11,715	Various	10,470	Various
Other venture capital and private equity fund investments	16,950	Various	14,863	Various
Total venture capital and private equity fund investments	$84,904		$85,705
Debt funds:
Gold Hill Capital 2008, LP (i)	$15,496	15.5%	$17,453	15.5%
Other debt funds	3,475	Various	4,517	Various
Total debt funds	$18,971		$21,970
Other investments:
China Joint Venture investment	$77,817	50.0%	$78,799	50.0%
Other investments	50,605	Various	39,733	Various
Total other investments	$128,422		$118,532

(i)	At September 30, 2016, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 255 and 267 funds (primarily venture capital funds) at September 30, 2016 and December 31, 2015, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $115 million and $218 million, respectively, as of September 30, 2016. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $121 million and $233 million, respectively, as of December 31, 2015.

(6)	The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Investments in qualified affordable housing projects, net	$106,474	$154,356
Accrued expenses and other liabilities	52,846	90,978

The following table presents other information relating to our investments in qualified affordable housing projects for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Tax credits and other tax benefits recognized	$3,995	$4,780	$12,127	$11,207
Amortization expense included in provision for income taxes (i)	2,556	2,011	9,746	7,549

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$84	$46	$14,238	$2,971
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	6,030	6,746	16,377	24,767
Other venture capital investments	4	15	17	198
Other securities (fair value accounting)	271	40	639	9,108
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	5,679	6,655	9,351	19,378
Debt funds	295	379	1,259	2,067
Other investments	7,487	2,282	11,528	5,009
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	6,328	5,624	14,180	21,101
Other investments	150	—	163	576
Total gross gains on investment securities	26,328	21,787	67,752	85,175
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(99)	(33)	(2,671)	(221)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(2,122)	(1,148)	(15,958)	(2,695)
Other venture capital investments	—	—	(38)	(52)
Other securities (fair value accounting)	(100)	(325)	(507)	(1,117)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(444)	(472)	(4,465)	(909)
Debt funds	(129)	(1)	(458)	(589)
Other investments	(205)	(902)	(1,161)	(2,042)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(51)	(132)	(492)	(530)
Other investments	—	(6)	(238)	(14)
Total gross losses on investment securities	(3,150)	(3,019)	(25,988)	(8,169)
Gains on investment securities, net	$23,178	$18,768	$41,764	$77,006

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
For the three months ended September 30, 2016 and 2015, includes OTTI losses of $0.1 million from the declines in value for 5 of the 255 investments and $0.1 million from the declines in value for 4 of the 270 investments, respectively. For the nine months ended September 30, 2016 and 2015, includes OTTI losses of $0.5 million from the declines in value for 21 of the 255 investments and $0.4 million from the declines in value for 19 of the 270 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

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
The composition of loans, net of unearned income of $117 million and $115 million at September 30, 2016 and December 31, 2015, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial loans:
Software and internet	$5,393,425	$5,437,915
Hardware	1,147,830	1,071,528
Private equity/venture capital	7,412,238	5,467,577
Life science/healthcare	1,732,917	1,710,642
Premium wine	190,223	201,175
Other	368,474	312,278
Total commercial loans	16,245,107	14,201,115
Real estate secured loans:
Premium wine (1)	681,808	646,120
Consumer loans (2)	1,835,630	1,544,440
Other	43,925	44,830
Total real estate secured loans	2,561,363	2,235,390
Construction loans	64,689	78,682
Consumer loans	241,106	226,883
Total loans, net of unearned income (3)	$19,112,265	$16,742,070

(1)	Included in our premium wine portfolio are gross construction loans of $109 million and $121 million at September 30, 2016 and December 31, 2015, respectively.

(2)	Consumer loans secured by real estate at September 30, 2016 and December 31, 2015 were comprised of the following:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Loans for personal residence	$1,563,697	$1,312,818
Loans to eligible employees	189,593	156,001
Home equity lines of credit	82,340	75,621
Consumer loans secured by real estate	$1,835,630	$1,544,440

(3)	Included within our total loan portfolio are credit card loans of $201 million and $177 million at September 30, 2016 and December 31, 2015, respectively.

Credit Quality
The composition of loans, net of unearned income of $117 million and $115 million at September 30, 2016 and December 31, 2015, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Commercial loans:
Software and internet	$5,393,425	$5,437,915
Hardware	1,147,830	1,071,528
Private equity/venture capital	7,412,238	5,467,577
Life science/healthcare	1,732,917	1,710,642
Premium wine	872,031	847,295
Other	477,088	435,790
Total commercial loans	17,035,529	14,970,747
Consumer loans:
Real estate secured loans	1,835,630	1,544,440
Other consumer loans	241,106	226,883
Total consumer loans	2,076,736	1,771,323
Total loans, net of unearned income	$19,112,265	$16,742,070

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
September 30, 2016:
Commercial loans:
Software and internet	$11,975	$2,715	$59	$14,749	$5,359,727	$59
Hardware	4,909	6,577	—	11,486	1,095,263	—
Private equity/venture capital	18	4	51	73	7,465,573	51
Life science/healthcare	856	143	—	999	1,690,070	—
Premium wine	12,265	—	—	12,265	860,353	—
Other	93	3	15	111	479,754	15
Total commercial loans	30,116	9,442	125	39,683	16,950,740	125
Consumer loans:
Real estate secured loans	961	—	—	961	1,831,891	—
Other consumer loans	285	—	—	285	238,221	—
Total consumer loans	1,246	—	—	1,246	2,070,112	—
Total gross loans excluding impaired loans	31,362	9,442	125	40,929	19,020,852	125
Impaired loans	—	2,587	6,918	9,505	157,642	—
Total gross loans	$31,362	$12,029	$7,043	$50,434	$19,178,494	$125
December 31, 2015:
Commercial loans:
Software and internet	$3,384	$6,638	$—	$10,022	$5,371,222	$—
Hardware	1,061	66	—	1,127	1,051,368	—
Private equity/venture capital	—	17	—	17	5,511,912	—
Life science/healthcare	853	6,537	—	7,390	1,665,801	—
Premium wine	16	65	—	81	847,249	—
Other	14	22	—	36	438,313	—
Total commercial loans	5,328	13,345	—	18,673	14,885,865	—
Consumer loans:
Real estate secured loans	4,911	865	—	5,776	1,537,421	—
Other consumer loans	228	115	—	343	226,369	—
Total consumer loans	5,139	980	—	6,119	1,763,790	—
Total gross loans excluding impaired loans	10,467	14,325	—	24,792	16,649,655	—
Impaired loans	333	—	7,221	7,554	175,130	—
Total gross loans	$10,800	$14,325	$7,221	$32,346	$16,824,785	$—

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
September 30, 2016:
Commercial loans:
Software and internet	$57,831	$—	$57,831	$76,679
Hardware	48,687	669	49,356	49,393
Private equity/venture capital	—	—	—	—
Life science/healthcare	54,341	—	54,341	57,222
Premium wine	1,285	—	1,285	1,285
Other	417	—	417	417
Total commercial loans	162,561	669	163,230	184,996
Consumer loans:
Real estate secured loans	1,518	—	1,518	2,789
Other consumer loans	2,399	—	2,399	2,399
Total consumer loans	3,917	—	3,917	5,188
Total	$166,478	$669	$167,147	$190,184
December 31, 2015:
Commercial loans:
Software and internet	$100,866	$—	$100,866	$125,494
Hardware	27,736	—	27,736	27,869
Private equity/venture capital	—	—	—	—
Life science/healthcare	50,429	925	51,354	55,310
Premium wine	898	1,167	2,065	2,604
Other	520	—	520	520
Total commercial loans	180,449	2,092	182,541	211,797
Consumer loans:
Real estate secured loans	143	—	143	1,393
Other consumer loans	—	—	—	—
Total consumer loans	143	—	143	1,393
Total	$180,592	$2,092	$182,684	$213,190

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three and nine months ended September 30, 2016 and 2015:

Three months ended September 30,	Average impaired loans		Interest income on impaired loans
(dollars in thousands)	2016	2015	2016	2015 (1)
Commercial loans:
Software and internet	$61,481	$77,156	$70	$—
Hardware	45,353	2,796	761	—
Life science/healthcare	55,558	17,184	128	—
Premium wine	1,291	1,213	19	—
Other	3,768	3,132	6	—
Total commercial loans	167,451	101,481	984	—
Consumer loans:
Real estate secured loans	584	162	—	—
Other consumer loans	1,324	—	6	—
Total consumer loans	1,908	162	6	—
Total average impaired loans	$169,359	$101,643	$990	$—

(1)	For the three months ended September 30, 2015 all impaired loans were nonaccrual loans and no interest income was recognized.

Nine months ended September 30,	Average impaired loans		Interest income on impaired loans
(dollars in thousands)	2016	2015	2016	2015 (1)
Commercial loans:
Software and internet	$84,005	$54,543	$133	$—
Hardware	31,000	1,944	1,467	—
Life science/healthcare	42,857	6,526	128	—
Premium wine	1,834	1,245	54	—
Other	4,369	3,498	21	—
Total commercial loans	164,065	67,756	1,803	—
Consumer loans:
Real estate secured loans	282	180	—	—
Other consumer loans	715	55	17	—
Total consumer loans	997	235	17	—
Total average impaired loans	$165,062	$67,991	$1,820	$—

(1)	For the nine months ended September 30, 2015 all impaired loans were nonaccrual loans and no interest income was recognized.

The following tables summarize the activity relating to our allowance for loan losses for the three and nine months ended September 30, 2016 and 2015, broken out by portfolio segment:

Three months ended September 30, 2016 (dollars in thousands)	Beginning Balance June 30, 2016	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance September 30, 2016
Commercial loans:
Software and internet	$104,229	$(16,526)	$305	$8,591	$(261)	$96,338
Hardware	23,871	(3,058)	1,080	11,048	(336)	32,605
Private equity/venture capital	49,807	—	—	2,203	(67)	51,943
Life science/healthcare	41,852	(28)	361	(5,298)	161	37,048
Premium wine	4,810	—	—	288	(9)	5,089
Other	9,480	(5,004)	207	142	(4)	4,821
Total commercial loans	234,049	(24,616)	1,953	16,974	(516)	227,844
Consumer loans	10,674	—	131	1,976	(60)	12,721
Total allowance for loan losses	$244,723	$(24,616)	$2,084	$18,950	$(576)	$240,565

Three months ended September 30, 2015 (dollars in thousands)	Beginning Balance June 30, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments (1)	Ending Balance September 30, 2015
Commercial loans:
Software and internet	$106,728	$(24,815)	$195	$5,965	$(7)	$88,066
Hardware	20,472	—	240	(70)	—	20,642
Private equity/venture capital	29,276	—	—	3,170	(4)	32,442
Life science/healthcare	17,233	(117)	50	19,815	(22)	36,959
Premium wine	4,409	—	—	253	—	4,662
Other	5,894	(4,186)	173	2,941	(49)	4,773
Total commercial loans	184,012	(29,118)	658	32,074	(82)	187,544
Consumer loans	8,632	—	4	1,329	(2)	9,963
Total allowance for loan losses	$192,644	$(29,118)	$662	$33,403	$(84)	$197,507

(1)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amounts were previously reported with loan recoveries and have been revised to conform to current period presentation.

Nine months ended September 30, 2016 (dollars in thousands)	Beginning Balance December 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance September 30, 2016
Commercial loans:
Software and internet	$103,045	$(56,742)	$4,525	$46,438	$(928)	$96,338
Hardware	23,085	(6,559)	1,502	15,010	(433)	32,605
Private equity/venture capital	35,282	—	—	17,008	(347)	51,943
Life science/healthcare	36,576	(3,029)	1,037	3,252	(788)	37,048
Premium wine	5,205	—	—	(138)	22	5,089
Other	4,252	(5,034)	880	4,573	150	4,821
Total commercial loans	207,445	(71,364)	7,944	86,143	(2,324)	227,844
Consumer loans	10,168	(102)	214	2,481	(40)	12,721
Total allowance for loan losses	$217,613	$(71,466)	$8,158	$88,624	$(2,364)	$240,565

Nine months ended September 30, 2015 (dollars in thousands)	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments (1)	Ending Balance September 30, 2015
Commercial loans:
Software and internet	$80,981	$(26,980)	$1,239	$32,834	$(8)	$88,066
Hardware	25,860	(4,049)	3,049	(4,291)	73	20,642
Private equity/venture capital	27,997	—	—	4,551	(106)	32,442
Life science/healthcare	15,208	(3,336)	129	24,976	(18)	36,959
Premium wine	4,473	—	7	182	—	4,662
Other	3,253	(4,974)	729	5,874	(109)	4,773
Total commercial loans	157,772	(39,339)	5,153	64,126	(168)	187,544
Consumer loans	7,587	—	136	2,242	(2)	9,963
Total allowance for loan losses	$165,359	$(39,339)	$5,289	$66,368	$(170)	$197,507

(1)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amounts were previously reported with loan recoveries and have been revised to conform to current period presentation.

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of September 30, 2016 and December 31, 2015, broken out by portfolio segment:

	September 30, 2016				December 31, 2015
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$24,815	$57,831	$71,523	$5,335,594	$34,098	$100,866	$68,947	$5,337,049
Hardware	6,041	49,356	26,564	1,098,474	3,160	27,736	19,925	1,043,792
Private equity/venture capital	—	—	51,943	7,412,238	—	—	35,282	5,467,577
Life science/healthcare	18,206	54,341	18,842	1,678,576	20,230	51,354	16,346	1,659,288
Premium wine	128	1,285	4,961	870,746	90	2,065	5,115	845,230
Other	42	417	4,779	476,671	52	520	4,200	435,270
Total commercial loans	49,232	163,230	178,612	16,872,299	57,630	182,541	149,815	14,788,206
Consumer loans	1,141	3,917	11,580	2,072,819	143	143	10,025	1,771,180
Total	$50,373	$167,147	$190,192	$18,945,118	$57,773	$182,684	$159,840	$16,559,386

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
The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
September 30, 2016:
Commercial loans:
Software and internet	$4,752,376	$622,100	$5,012	$52,819	$5,432,307
Hardware	937,383	169,366	46,849	2,507	1,156,105
Private equity/venture capital	7,465,003	643	—	—	7,465,646
Life science/healthcare	1,549,334	141,735	6,581	47,760	1,745,410
Premium wine	855,731	16,887	1,285	—	873,903
Other	471,320	8,545	417	—	480,282
Total commercial loans	16,031,147	959,276	60,144	103,086	17,153,653
Consumer loans:
Real estate secured loans	1,831,054	1,798	—	1,518	1,834,370
Other consumer loans	238,506	—	787	1,612	240,905
Total consumer loans	2,069,560	1,798	787	3,130	2,075,275
Total gross loans	$18,100,707	$961,074	$60,931	$106,216	$19,228,928
December 31, 2015:
Commercial loans:
Software and internet	$4,933,179	$448,065	$23,321	$77,545	$5,482,110
Hardware	955,675	96,820	27,306	430	1,080,231
Private equity/venture capital	5,474,929	37,000	—	—	5,511,929
Life science/healthcare	1,544,555	128,636	7,247	44,107	1,724,545
Premium wine	825,058	22,272	898	1,167	849,395
Other	429,481	8,868	520	—	438,869
Total commercial loans	14,162,877	741,661	59,292	123,249	15,087,079
Consumer loans:
Real estate secured loans	1,539,468	3,729	—	143	1,543,340
Other consumer loans	224,601	2,111	—	—	226,712
Total consumer loans	1,764,069	5,840	—	143	1,770,052
Total gross loans	$15,926,946	$747,501	$59,292	$123,392	$16,857,131

TDRs
As of September 30, 2016 we had 19 TDRs with a total carrying value of $76.0 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were $4.7 million of unfunded commitments available for funding to the clients associated with these TDRs as of September 30, 2016.
The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Loans modified in TDRs:
Commercial loans:
Software and internet	$36,517	$56,790
Hardware	10,333	473
Life science/healthcare	25,029	51,878
Premium wine	2,962	2,065
Other	417	519
Total commercial loans	75,258	111,725
Consumer loans:
Other consumer loans	786	—
Total consumer loans	786	—
Total	$76,044	$111,725
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Loans modified in TDRs during the period:
Commercial loans:
Software and internet	$78	$51,749	$4,569	$57,766
Hardware	10,329	—	10,329	2,031
Life science/healthcare	1,714	29,530	1,714	29,530
Premium wine	—	—	495	—
Other	—	518	—	518
Total commercial loans	12,121	81,797	17,107	89,845
Consumer loans:
Other consumer loans	—	—	786	—
Total loans modified in TDRs during the period (1)	$12,121	$81,797	$17,893	$89,845

(1)
There were $0.7 million and $3.5 million of partial charge-offs during the three and nine months ended September 30, 2016 and $22.4 million of partial charge-offs for loans classified as TDRs in our software and internet loan portfolio during the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2016, new TDRs of $12.0 million and $17.6 million, respectively, were modified through payment deferrals granted to our clients. During the three and nine months ended September 30, 2016, new TDRs of $0.1 million and $0.3 million, respectively, were modified through partial forgiveness of principal.
During the three and nine months ended September 30, 2015, new TDRs of $81.8 million and $89.8 million, respectively, were modified through payment deferrals granted to our clients.
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
The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software and internet	$—	$11,107	$584	$17,124
Hardware	—	2,031	—	2,031
Life science/healthcare	—	958	—	958
Premium wine	790	—	790	—
Total TDRs modified within the previous 12 months that defaulted in the period	$790	$14,096	$1,374	$20,113
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of September 30, 2016.

8.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at September 30, 2016 and December 31, 2015:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at September 30, 2016	September 30, 2016	December 31, 2015
Short-term borrowings:
Short-term FHLB advances		$—	$—	$638,000
Federal funds purchased		—	—	135,000
Other short-term borrowings	(1)	2,421	2,421	1,900
Total short-term borrowings			$2,421	$774,900
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$346,900	$346,667
5.375% Senior Notes	September 15, 2020	350,000	347,440	347,016
6.05% Subordinated Notes (2)	June 1, 2017	45,964	47,094	48,350
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,537	54,669
Total long-term debt			$795,971	$796,702

(1)	Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor.

(2)
At September 30, 2016 and December 31, 2015, included in the carrying value of our 6.05% Subordinated Notes was an interest rate swap valued at $1.3 million and $2.8 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to short-term borrowings and long-term debt was $9.7 million and $28.2 million for the three and nine months ended September 30, 2016, respectively, and $9.0 million and $25.9 million for the three and nine months ended September 30, 2015, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings as of September 30, 2016 and December 31, 2015 was 0.40 percent and 0.32 percent, respectively.

Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of September 30, 2016, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at September 30, 2016 totaled $1.8 billion, all of which was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the Federal Reserve Bank at September 30, 2016 totaled $0.8 billion, all of which was also unused and available to support additional borrowings.

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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at September 30, 2016 and December 31, 2015 were as follows:

		September 30, 2016				December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$1,324	$—	$1,324	$45,964	$2,768	$—	$2,768
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	138,796	1,676	—	1,676	49,287	809	—	809
Foreign exchange forwards	Other liabilities	53,051	(576)	—	(576)	6,586	(669)	—	(669)
Net exposure			1,100	—	1,100		140	—	140
Other derivative instruments:
Equity warrant assets	Other assets	212,802	145,340	—	145,340	210,102	137,105	—	137,105
Other derivatives:
Client foreign exchange forwards	Other assets	1,056,821	44,636	2,421	42,215	935,514	29,722	1,900	27,822
Client foreign exchange forwards	Other liabilities	869,914	(36,188)	—	(36,188)	841,182	(24,978)	—	(24,978)
Client foreign currency options	Other assets	243,860	2,750	—	2,750	46,625	706	—	706
Client foreign currency options	Other liabilities	243,860	(2,750)	—	(2,750)	46,625	(706)	—	(706)
Client interest rate derivatives	Other assets	520,081	8,759	—	8,759	422,741	3,973	—	3,973
Client interest rate derivatives	Other liabilities	558,962	(9,324)	—	(9,324)	422,741	(4,384)	—	(4,384)
Net exposure			7,883	2,421	5,462		4,333	1,900	2,433
Net			$155,647	$2,421	$153,226		$144,346	$1,900	$142,446

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2016 remain at investment grade or higher and there were no material changes in their credit ratings during the three and nine months ended September 30, 2016.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Statement of income location	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$580	$631	$1,778	$1,903
Changes in fair value of interest rate swaps	Gains on derivative instruments, net	(3)	(8)	(33)	(22)
Net gains associated with interest rate risk derivatives		$577	$623	$1,745	$1,881
Derivatives not designated as hedging instruments:
Currency exchange risks:
(Losses) gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$(1,406)	$186	$(4,222)	$(11,667)
Gains (losses) on internal foreign exchange forward contracts, net	Gains on derivative instruments, net	1,352	(218)	3,067	11,626
Net losses associated with internal currency risk		$(54)	$(32)	$(1,155)	$(41)
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$3,488	2	$7,009	(177)
(Losses) gains on client foreign exchange forward contracts, net	Gains on derivative instruments, net	(3,194)	179	(8,780)	459
Net gains (losses) associated with client currency risk		$294	$181	$(1,771)	$282
Net gains on equity warrant assets	Gains on derivative instruments, net	$21,558	$10,685	$33,252	$54,579
Net gains (losses) on other derivatives	Gains on derivative instruments, net	$31	$(394)	$(659)	$(352)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.

The following table summarizes our assets subject to enforceable master netting arrangements as of September 30, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016
Derivative Assets:
Interest rate swaps	$1,324	$—	$1,324	$(1,324)	$—	$—
Foreign exchange forwards	46,312	—	46,312	(19,377)	(2,421)	24,514
Foreign currency options	2,750	—	2,750	(1,246)	—	1,504
Client interest rate derivatives	8,759	—	8,759	(8,719)	—	40
Total derivative assets:	59,145	—	59,145	(30,666)	(2,421)	26,058
Reverse repurchase, securities borrowing, and similar arrangements	163,719	—	163,719	(163,719)	—	—
Total	$222,864	$—	$222,864	$(194,385)	$(2,421)	$26,058
December 31, 2015
Derivative Assets:
Interest rate swaps	$2,768	$—	$2,768	$(2,768)	$—	$—
Foreign exchange forwards	30,531	—	30,531	(18,141)	(1,900)	10,490
Foreign currency options	711	(5)	706	(706)	—	—
Client interest rate derivatives	3,973	—	3,973	(3,973)	—	—
Total derivative assets:	37,983	(5)	37,978	(25,588)	(1,900)	10,490
Reverse repurchase, securities borrowing, and similar arrangements	125,391	—	125,391	(125,391)	—	—
Total	$163,374	$(5)	$163,369	$(150,979)	$(1,900)	$10,490
The following table summarizes our liabilities subject to enforceable master netting arrangements as of September 30, 2016 and December 31, 2015:

				Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2016
Derivative Liabilities:
Foreign exchange forwards	$36,764	$—	$36,764	$(17,675)	$—	$19,089
Foreign currency options	2,750	—	2,750	(1,925)	—	825
Client interest rate derivatives	9,324	—	9,324	(9,324)	—	—
Total derivative liabilities:	48,838	—	48,838	(28,924)	—	19,914
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$48,838	$—	$48,838	$(28,924)	$—	$19,914
December 31, 2015
Derivative Liabilities:
Foreign exchange forwards	$25,647	$—	$25,647	$(10,818)	$—	$14,829
Foreign currency options	711	(5)	706	—	—	706
Client interest rate derivatives	4,384	—	4,384	(4,384)	—	—
Total derivative liabilities:	30,742	(5)	30,737	(15,202)	—	15,535
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$30,742	$(5)	$30,737	$(15,202)	$—	$15,535

10.	Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Fund management fees	$5,231	$4,074	$14,149	$11,657
Service-based fee income	2,029	1,931	6,270	6,450
Gains (losses) on revaluation of client foreign currency instruments, net (1)	3,488	2	7,009	(177)
(Losses) gains on revaluation of internal foreign currency instruments, net (2)	(1,406)	186	(4,222)	(11,667)
Other (3)	11,350	4,884	19,711	16,052
Total other noninterest income	$20,692	$11,077	$42,917	$22,315

(1)
Represents the net revaluation of client foreign currency denominated financial instruments. We enter into client foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client foreign currency denominated financial instruments. The changes in the fair value of client foreign exchange forward contracts are included within noninterest income in the line item "Gains on derivative instruments, net".

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

(3)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest and other fee income.
A summary of other noninterest expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Lending and other client related processing costs	$5,885	$3,608	$13,721	$10,861
Telephone	2,460	2,224	7,109	6,727
Data processing services	2,137	2,083	6,353	5,274
Dues and publications	809	521	2,258	1,803
Postage and supplies	598	728	2,172	2,220
Other	3,644	5,106	12,679	15,216
Total other noninterest expense	$15,533	$14,270	$44,292	$42,101

11.	Segment Reporting
We have three reportable segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. The results of our operating segments are based on our internal management reporting process.
Our Global Commercial Bank and SVB Private Bank segments' primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of FTP. Accordingly, these segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which a funding credit is given for deposits raised, and a funding charge is made for loans funded. FTP is calculated at an instrument level based on account characteristics.
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

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.

Our segment information for the three and nine months ended September 30, 2016 and 2015 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended September 30, 2016
Net interest income	$262,484	$13,298	$1	$13,378	$289,161
Provision for loan losses	(16,974)	(1,976)	—	—	(18,950)
Noninterest income	79,226	664	30,619	33,631	144,140
Noninterest expense (3)	(159,429)	(3,122)	(3,924)	(55,352)	(221,827)
Income (loss) before income tax expense (4)	$165,307	$8,864	$26,696	$(8,343)	$192,524
Total average loans, net of unearned income	$16,357,099	$2,074,982	$—	$215,113	$18,647,194
Total average assets (5)	40,829,515	2,091,244	325,321	205,249	43,451,329
Total average deposits	36,484,125	1,115,446	—	310,183	37,909,754
Three months ended September 30, 2015
Net interest income	$217,932	$11,667	$1	$25,060	$254,660
Provision for loan losses	(32,074)	(1,329)	—	—	(33,403)
Noninterest income	68,517	506	17,332	22,122	108,477
Noninterest expense (3)	(137,637)	(2,761)	(3,745)	(40,612)	(184,755)
Income before income tax expense (4)	$116,738	$8,083	$13,588	$6,570	$144,979
Total average loans, net of unearned income	$13,047,507	$1,669,858	$—	$199,287	$14,916,652
Total average assets (5)	39,688,677	1,664,602	334,045	326,896	42,014,220
Total average deposits	36,151,235	1,041,773	—	190,059	37,383,067
Nine months ended September 30, 2016
Net interest income (expense)	$773,342	$40,508	$(51)	$40,119	$853,918
Provision for loan losses	(86,143)	(2,481)	—	—	(88,624)
Noninterest income	231,295	2,053	44,492	65,210	343,050
Noninterest expense (3)	(461,058)	(9,481)	(11,521)	(144,152)	(626,212)
Income (loss) before income tax expense (4)	$457,436	$30,599	$32,920	$(38,823)	$482,132
Total average loans, net of unearned income	$15,769,964	$1,978,175	$—	$207,358	$17,955,497
Total average assets (5)	41,021,311	1,986,215	334,328	327,862	43,669,716
Total average deposits	37,002,027	1,120,575	—	321,388	38,443,990
Nine months ended September 30, 2015
Net interest income	$625,611	$32,499	$3	$79,243	$737,356
Provision for loan losses	(64,126)	(2,242)	—	—	(66,368)
Noninterest income	197,740	1,498	57,919	101,131	358,288
Noninterest expense (3)	(421,425)	(8,869)	(10,935)	(128,179)	(569,408)
Income before income tax expense (4)	$337,800	$22,886	$46,987	$52,195	$459,868
Total average loans, net of unearned income	$12,721,972	$1,529,095	$—	$180,718	$14,431,785
Total average assets (5)	37,449,533	1,527,339	335,136	594,681	39,906,689
Total average deposits	34,124,748	1,125,345	—	163,260	35,413,353

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items".

(2)
The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains on equity warrant assets and gains on the sale of fixed income securities. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses.

(3)
The Global Commercial Bank segment includes direct depreciation and amortization of $6.4 million and $4.9 million for the three months ended September 30, 2016 and 2015, respectively, and $18.3 million and $14.9 million for the nine months ended September 30, 2016 and 2015, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,377,647	$1,312,734
Variable interest rate commitments	13,262,927	12,822,461
Total loan commitments available for funding	14,640,574	14,135,195
Commercial and standby letters of credit (2)	1,656,512	1,479,164
Total unfunded credit commitments	$16,297,086	$15,614,359
Commitments unavailable for funding (3)	$2,008,689	$2,026,532
Maximum lending limits for accounts receivable factoring arrangements (4)	856,096	1,006,404
Reserve for unfunded credit commitments (5)	35,924	34,415

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at September 30, 2016. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,489,185	$49,744	$1,538,929	$1,538,929
Performance standby letters of credit	94,872	14,601	109,473	109,473
Commercial letters of credit	8,110	—	8,110	8,110
Total	$1,592,167	$64,345	$1,656,512	$1,656,512

Deferred fees related to financial and performance standby letters of credit were $10 million at both September 30, 2016 and December 31, 2015. At September 30, 2016, collateral in the form of cash of $747 million was available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at September 30, 2016:

Our Ownership in Venture Capital and Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
Silicon Valley BancVentures, LP	$6,000	$270	10.7%
SVB Capital Partners II, LP (1)	1,200	162	5.1
SVB Capital Shanghai Yangpu Venture Capital Fund	874	—	6.8
SVB Strategic Investors Fund, LP	15,300	688	12.6
SVB Strategic Investors Fund II, LP	15,000	1,050	8.6
SVB Strategic Investors Fund III, LP	15,000	1,275	5.9
SVB Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	142	Various
SVB Capital Preferred Return Fund, LP	12,688	—	20.0
SVB Capital—NT Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Debt funds	58,493	—	Various
Other fund investments (3)	298,937	12,114	Various
Total	$470,254	$19,366

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in SVB Strategic Investors Fund II, LP.

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of SVB Capital - NT Growth Partners, LP and SVB Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 265 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(4)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Item 1 of Part I of our 2015 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at September 30, 2016:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
SVB Strategic Investors Fund, LP	$1,338
SVB Capital Preferred Return Fund, LP	2,006
SVB Capital—NT Growth Partners, LP	1,965
Total	$5,309

13.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as major tax filings. Our U.S. federal tax returns for 2013 and subsequent years remain open to full examination. Our California and Massachusetts tax returns for 2011 and subsequent tax years remain open to full examination.
At September 30, 2016, our unrecognized tax benefit was $3.1 million, the recognition of which would reduce our income tax expense by $2.0 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.
We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three and nine months ended September 30, 2016.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2016
Assets
Available-for-sale securities:
U.S. Treasury securities	$8,939,627	$—	$—	$8,939,627
U.S. agency debentures	—	2,126,572	—	2,126,572
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,092,289	—	1,092,289
Agency-issued collateralized mortgage obligations - variable rate	—	504,487	—	504,487
Equity securities	381	2,341	—	2,722
Total available-for-sale securities	8,940,008	3,725,689	—	12,665,697
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value (1)	—	—	—	141,841
Other venture capital investments (2)	—	—	2,040	2,040
Other securities (2)	579	—	—	579
Total non-marketable and other securities (fair value accounting)	579	—	2,040	144,460
Other assets:
Interest rate swaps	—	1,324	—	1,324
Foreign exchange forward and option contracts	—	49,062	—	49,062
Equity warrant assets	—	2,120	143,220	145,340
Client interest rate derivatives	—	8,759	—	8,759
Total assets	$8,940,587	$3,786,954	$145,260	$13,014,642
Liabilities
Foreign exchange forward and option contracts	$—	$39,514	$—	$39,514
Client interest rate derivatives	—	9,324	—	9,324
Total liabilities	$—	$48,838	$—	$48,838

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

(2)
Included in Level 1 and Level 3 assets are $0.5 million and $1.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2016 and 2015, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended September 30, 2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$4	$(4)	$—	$—	$—	$2,040
Other assets:
Equity warrant assets (2)	127,811	21,092	(10,682)	5,251	—	(252)	143,220
Total assets	$129,851	$21,096	$(10,686)	$5,251	$—	$(252)	$145,260
Three months ended September 30, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$3,390	$15	$—	$—	$(15)	$—	$3,390
Other assets:
Equity warrant assets (2)	120,037	11,551	(6,215)	3,556	—	(486)	128,443
Total assets	$123,427	$11,566	$(6,215)	$3,556	$(15)	$(486)	$131,833
Nine months ended September 30, 2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$(21)	$(4)	$—	$25	$—	$2,040
Other assets:
Equity warrant assets (2)	135,168	33,115	(34,276)	9,842	—	(629)	143,220
Total assets	$137,208	$33,094	$(34,280)	$9,842	$25	$(629)	$145,260
Nine months ended September 30, 2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$3,291	$146	$(32)	$—	$(15)	$—	$3,390
Other assets:
Equity warrant assets (2)	114,698	54,884	(48,374)	8,856	—	(1,621)	128,443
Total assets	$117,989	$55,030	$(48,406)	$8,856	$(15)	$(1,621)	$131,833

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on derivative instruments, net”, a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at September 30, 2016 and 2015, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$—	$—	$—	$158
Other assets:
Equity warrant assets (2)	15,785	9,115	23,144	21,597
Total unrealized gains, net	$15,785	$9,115	$23,144	$21,755
Unrealized gains attributable to noncontrolling interests	$—	$—	$—	$141

(1)	Unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “Gains on derivative instruments, net”, a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at September 30, 2016 and December 31, 2015. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
September 30, 2016:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	19,367	Modified Black-Scholes option pricing model	Volatility	36.1%
			Risk-Free interest rate	1.2%
			Sales restrictions discount (2)	11.7%
Equity warrant assets (private portfolio)	123,853	Modified Black-Scholes option pricing model	Volatility	36.6%
			Risk-Free interest rate	0.8%
			Marketability discount (3)	17.5%
			Remaining life assumption (4)	45.0%
December 31, 2015:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,786	Modified Black-Scholes option pricing model	Volatility	38.1%
			Risk-Free interest rate	2.1%
			Sales restrictions discount (2)	18.0%
Equity warrant assets (private portfolio)	133,382	Modified Black-Scholes option pricing model	Volatility	36.0%
			Risk-Free interest rate	1.1%
			Marketability discount (3)	16.6%
			Remaining life assumption (4)	45.0%

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

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At September 30, 2016, the weighted average contractual remaining term was 5.9 years, compared to our estimated remaining life of 2.7 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three and nine months ended September 30, 2016 and 2015, we did not have any transfers between Level 2 and Level 1 or transfers between Level 3 and Level 1. Transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2016 were due primarily due to the expiration of lock-up, and other sales restrictions on certain of our public warrant positions. Transfers from Level 3 to Level 2 for the three and nine months ended September 30, 2015 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
Financial Instruments not Carried at Fair Value
FASB guidance over financial instruments requires that we disclose estimated fair values for our financial instruments not carried at fair value. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with these requirements.
Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. As broadly traded markets do not exist for many of our financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. The aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.
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
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at September 30, 2016 and December 31, 2015. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.
The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at September 30, 2016 and December 31, 2015:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
September 30, 2016:
Financial assets:
Cash and cash equivalents	$2,521,319	$2,521,319	$2,521,319	$—	$—
Held-to-maturity securities	7,791,949	7,885,333	—	7,885,333	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	124,955	134,174	—	—	134,174
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	249,289	353,606	—	—	—
Net commercial loans	16,807,685	17,089,586	—	—	17,089,586
Net consumer loans	2,064,015	2,102,435	—	—	2,102,435
FHLB and Federal Reserve Bank stock	57,466	57,466	—	—	57,466
Accrued interest receivable	99,263	99,263	—	99,263	—
Financial liabilities:
Other short-term borrowings	2,421	2,421	2,421	—	—
Non-maturity deposits (2)	38,137,660	38,137,660	38,137,660	—	—
Time deposits	51,756	51,654	—	51,654	—
3.50% Senior Notes	346,900	355,681	—	355,681	—
5.375% Senior Notes	347,440	390,313	—	390,313	—
6.05% Subordinated Notes (3)	47,094	48,534	—	48,534	—
7.0% Junior Subordinated Debentures	54,537	53,608	—	53,608	—
Accrued interest payable	4,886	4,886	—	4,886	—
Off-balance sheet financial assets:
Commitments to extend credit	—	21,232	—	—	21,232
December 31, 2015:
Financial assets:
Cash and cash equivalents	$1,503,257	$1,503,257	$1,503,257	$—	$—
Held-to-maturity securities	8,790,963	8,758,622	—	8,758,622	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	114,795	117,172	—	—	117,172
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	250,970	364,799	—	—	—
Net commercial loans	14,763,302	14,811,588	—	—	14,811,588
Net consumer loans	1,761,155	1,737,960	—	—	1,737,960
FHLB and Federal Reserve Bank stock	56,991	56,991	—	—	56,991
Accrued interest receivable	107,604	107,604	—	107,604	—
Financial liabilities:
Short-term FHLB advances	638,000	638,000	638,000	—	—
Federal funds purchased	135,000	135,000	135,000	—	—
Other short-term borrowings	1,900	1,900	1,900	—	—
Non-maturity deposits (2)	39,072,297	39,072,297	39,072,297	—	—
Time deposits	70,479	70,347	—	70,347	—
3.50% Senior Notes	346,667	333,648	—	333,648	—
5.375% Senior Notes	347,016	384,216	—	384,216	—
6.05% Subordinated Notes (3)	48,350	49,820	—	49,820	—
7.0% Junior Subordinated Debentures	54,669	52,905	—	52,905	—
Accrued interest payable	12,058	12,058	—	12,058	—
Off-balance sheet financial assets:
Commitments to extend credit	—	26,483	—	—	26,483

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

(3)
At September 30, 2016 and December 31, 2015, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $1.3 million and $2.8 million, respectively, related to hedge accounting associated with the notes.

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
Our investments in debt funds and venture capital and private equity fund investments generally cannot be redeemed. Alternatively, we expect distributions, if any, to be received primarily through IPO and M&A activity of the underlying assets of the fund. Subject to applicable requirements under the Volcker Rule, we do not have any plans to sell any of these fund investments. If we decide to sell these investments in the future, the investee fund’s management must approve of the buyer before the sale of the investments can be completed. The fair values of the fund investments have been estimated using the net asset value per share of the investments, adjusted for any differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example June 30th, for our September 30th consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of September 30, 2016:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$141,841	$141,841	$5,309
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	84,904	84,904	4,954
Debt funds (2)	18,971	20,217	—
Other investments (2)	30,301	30,297	886
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	115,113	218,188	11,306
Total	$391,130	$495,447	$22,455

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $101 million and $4 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
During the nine months ended September 30, 2016, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business; (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other non-related persons; and (c) did not involve more than the normal risk of collectability or present other unfavorable features. Additionally, we also provide real estate secured loans to eligible employees through our EHOP.

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
You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” "could," "would," “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” "assume," “seek,” “expect,” “plan,” “intend,” the negative of such words, or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may prove to be incorrect. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-

looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:

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

•	Our overall investment plans and strategies; the realization, timing, valuation and performance of our equity or other investments

•	The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients

•	The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents

•	Business disruptions and interruptions due to natural disasters and other external events

•	The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties

•	Expansion of our business internationally, and the impact of international market and economic events on us, such as "Brexit"

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
Management’s Overview of Third Quarter 2016 Performance
Overall, we had a solid third quarter in 2016, which was marked by healthy loan growth, stable credit quality, solid core fee income and higher investment and warrant gains. Our core business continues to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms as well as growth of our private bank offerings to private equity/venture capital professionals and executive leaders of the innovation companies they support.
A summary of our performance for the three months ended September 30, 2016 (compared to September 30, 2015, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets. $43.5 billion in average total assets (up 3.4%). $43.3 billion in period-end total assets (up 3.7%).
Investments. $20.7 billion in average investment securities (down 9.5%). $21.1 billion in period-end investments securities (down 13.1%).
Loans. $18.6 billion in average total loan balances, net of unearned income (up 25.0%). $19.1 billion in period-end total loan balances, net of unearned income (up 24.8%).
Deposits. $37.9 billion in average total deposit balances (up 1.4%). $38.2 billion in period-end total deposit balances (up 3.1%).
Off-Balance Sheet Client Investment Funds. $43.1 billion in total average client investment fund balances (up 2.7%). $43.3 billion in total period-end client investment fund balances (down 0.5%).

EPS. Earnings per diluted share of $2.12 (up 35.0%).
Net Income. Consolidated net income available to common stockholders of $111.1 million (up 35.9%).
- Net interest income of $289.2 million (up 13.5%).
- Net interest margin of 2.75% (up 25 bps).
- Noninterest income of $144.1 million (up 32.9%), with non-GAAP core fee income+ of $80.5 million (up 17.7%).
- Noninterest expense of $221.8 million (up 20.1%)

ROE. Return on average equity (annualized) (“ROE”) performance of 12.32%.

CAPITAL	CREDIT QUALITY
Capital/Liquidity. Continued strong capital and liquidity levels, with all capital ratios considered "well-capitalized" under banking regulations. SVBFG and SVB Capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 12.75% and 12.77%.
- Tier 1 risk-based capital ratio of 13.21% and 12.77%.
- Total risk-based capital ratio of 14.22% and 13.83%.
- Tier 1 leverage ratio of 8.35% and 7.74%.

Credit Quality. Continued disciplined underwriting.
- Allowance for loan losses of 1.25% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.39% as a percentage of period-end total gross loans (annualized).
- Net loan charge-offs of 0.48% as a percentage of average total gross loans (annualized).

+ Consists of fee income for deposit services, letters of credit, business credit cards, client investments, foreign exchange and lending-related activities. This is a non-GAAP financial metric. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)

A summary of our performance for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands, except per share data, employees and ratios)	2016	2015	% Change		2016	2015	% Change

Diluted earnings per common share	$2.12	$1.57	35.0%		$5.42	$4.94	9.7%
Net income available to common stockholders	111,081	81,733	35.9		283,219	256,392	10.5
Net interest income	289,161	254,660	13.5		853,918	737,356	15.8
Net interest margin	2.75%	2.50%	25	bps	2.72%	2.57%	15	bps
Provision for loan losses	$18,950	$33,403	(43.3)%		$88,624	$66,368	33.5%
Noninterest income	144,140	108,477	32.9		343,050	358,288	(4.3)
Noninterest expense	221,827	184,755	20.1		626,212	569,408	10.0
Non-GAAP core fee income (1)	80,526	68,388	17.7		231,522	192,677	20.2
Non-GAAP noninterest income, net of noncontrolling interests (1)	139,461	102,134	36.5		339,423	329,225	3.1
Non-GAAP noninterest expense, net of noncontrolling interests (2)	221,710	184,639	20.1		625,928	568,758	10.1
Balance Sheet:
Average available-for-sale securities	$12,743,715	$15,035,114	(15.2)%		$13,608,722	$14,140,044	(3.8)%
Average held-to-maturity securities	8,003,825	7,878,963	1.6		8,347,190	7,697,302	8.4
Average loans, net of unearned income	18,647,194	14,916,652	25.0		17,955,497	14,431,785	24.4
Average noninterest-bearing demand deposits	30,522,314	28,791,728	6.0		30,694,119	26,909,422	14.1
Average interest-bearing deposits	7,387,440	8,591,339	(14.0)		7,749,871	8,503,931	(8.9)
Average total deposits	37,909,754	37,383,067	1.4		38,443,990	35,413,353	8.6
Earnings Ratios:
Return on average assets (annualized) (3)	1.02%	0.77%	32.5%		0.87%	0.86%	1.2%
Return on average SVBFG stockholders’ equity (annualized) (4)	12.32	10.35	19.0		10.95	11.34	(3.4)
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.25%	1.28%	(3)	bps	1.25%	1.28%	(3)	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	1.03	0.99	4		1.03	0.99	4
Gross loan charge-offs as a % of average total gross loans (annualized)	0.52	0.77	(25)		0.53	0.36	17
Net loan charge-offs as a % of average total gross loans (annualized)	0.48	0.75	(27)		0.47	0.31	16
Capital Ratios:
CET 1 risk-based capital ratio	12.75%	12.48%	27	bps	12.75%	12.48%	27	bps
Tier 1 risk-based capital ratio	13.21	13.07	14		13.21	13.07	14
Total risk-based capital ratio	14.22	14.05	17		14.22	14.05	17
Tier 1 leverage ratio	8.35	7.67	68		8.35	7.67	68
Tangible common equity to tangible assets (5)	8.30	7.61	69		8.30	7.61	69
Tangible common equity to risk-weighted assets (5)	13.11	12.87	24		13.11	12.87	24
Bank CET 1 risk-based capital ratio	12.77	12.79	(2)		12.77	12.79	(2)
Bank tier 1 risk-based capital ratio	12.77	12.79	(2)		12.77	12.79	(2)
Bank total risk-based capital ratio	13.83	13.85	(2)		13.83	13.85	(2)
Bank tier 1 leverage ratio	7.74	7.13	61		7.74	7.13	61
Bank tangible common equity to tangible assets (5)	7.98	7.42	56		7.98	7.42	56
Bank tangible common equity to risk-weighted assets (5)	13.14	13.21	(7)		13.14	13.21	(7)
Other Ratios:
GAAP operating efficiency ratio (6)	51.19%	50.88%	0.6%		52.32%	51.97%	0.7%
Non-GAAP operating efficiency ratio (2)	51.69	51.69	—		52.41	53.27	(1.6)
Book value per common share (7)	$69.02	$61.66	11.9		$69.02	$61.66	11.9
Other Statistics:
Average full-time equivalent employees	2,255	2,030	11.1%		2,199	1,981	11.0%
Period-end full-time equivalent employees	2,280	2,054	11.0		2,280	2,054	11.0

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly and year-to-date average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2015 Form 10-K.
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

	2016 Compared to 2015			2016 Compared to 2015
	Three months ended September 30, increase (decrease) due to change in			Nine months ended September 30, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$(198)	$912	$714	$69	$1,653	$1,722
Fixed income investment portfolio (taxable)	(8,344)	4,203	(4,141)	(136)	7,761	7,625
Fixed income investment portfolio (non-taxable)	(287)	3	(284)	(847)	36	(811)
Loans, net of unearned income	42,429	(3,195)	39,234	121,580	(11,870)	109,710
Increase (decrease) in interest income, net	33,600	1,923	35,523	120,666	(2,420)	118,246
Interest expense:
Interest bearing checking and savings accounts	6	(1)	5	34	(81)	(47)
Money market deposits	(118)	568	450	(73)	64	(9)
Money market deposits in foreign offices	—	—	—	(14)	6	(8)
Time deposits	(4)	(12)	(16)	(28)	(47)	(75)
Sweep deposits in foreign offices	(74)	12	(62)	(181)	21	(160)
Total (decrease) increase in deposits expense	(190)	567	377	(262)	(37)	(299)
Short-term borrowings	654	6	660	970	67	1,037
3.50% Senior Notes	1	2	3	977	43	1,020
5.375% Senior Notes	4	4	8	33	(10)	23
Junior Subordinated Debentures	—	(1)	(1)	(2)	(1)	(3)
6.05% Subordinated Notes	(9)	83	74	(24)	214	190
Total increase in borrowings expense	650	94	744	1,954	313	2,267
Increase in interest expense, net	460	661	1,121	1,692	276	1,968
Increase (decrease) in net interest income	$33,140	$1,262	$34,402	$118,974	$(2,696)	$116,278
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended September 30, 2016 and 2015
Net interest income increased by $34.4 million to $289.4 million for the three months ended September 30, 2016, compared to $255.0 million for the comparable 2015 period. Overall, our net interest income increased primarily from interest earned on loans, reflective of higher average loan balances driven by strong growth in average loan balances.
The main factors affecting interest income for the three months ended September 30, 2016, compared to the comparable 2015 period are discussed below:

•	Interest income for the three months ended September 30, 2016 increased by $35.5 million due primarily to:

◦
A $39.2 million increase in interest income on loans to $214.2 million for the three months ended September 30, 2016, compared to $175.0 million for the comparable 2015 period. The increase was reflective of an increase in average loan balances of $3.7 billion, partially offset by a decrease in both gross loan yields and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 3.93 percent from 3.99 percent, reflective of a shift in the mix of our overall loan portfolio from the third quarter of 2015, partially offset by the 25 basis point increase in the target federal funds rate by the Federal Reserve in December 2015. The shift in the mix of loans primarily reflects growth in private equity/venture capital and SVB Private Bank loans, which tend to be higher credit quality, lower yielding loans. Loan fee yields decreased five basis points to 61 basis points, from 66 basis points in the comparable 2015 period. This decrease was a result of lower amortizing fee income as a percentage of our overall loan portfolio, primarily reflective of the growth of our private equity/venture capital and SVB Private Bank loans which tend to have lower fees.

◦
A $4.4 million decrease in interest income on fixed income investment securities to $84.3 million for the three months ended September 30, 2016, compared to $88.7 million for the comparable 2015 period. The decrease was reflective primarily of a decrease in average fixed income investment securities of $2.2 billion from the third quarter of 2015, as a result of our $2.9 billion sales of investment securities during the first and second quarters of 2016 to fund loans and repay short-term borrowings. The decrease was partially offset by lower premium amortization expense, reflective of higher market interest rates in 2016.
Nine months ended September 30, 2016 and 2015
Net interest income increased by $116.3 million to $854.8 million for the nine months ended September 30, 2016, compared to $738.6 million for the comparable 2015 period. Overall, our net interest income increased primarily from interest earned on loans, reflective of higher average loan balances driven by strong growth in average loan balances.
The main factors affecting interest income and interest expense for the nine months ended September 30, 2016, compared to the comparable 2015 period are discussed below:

•	Interest income for the nine months ended September 30, 2016 increased by $118.2 million due primarily to:

◦
A $109.7 million increase in interest income on loans to $617.5 million for the nine months ended September 30, 2016, compared to $507.7 million for the comparable 2015 period. The increase was reflective of an increase in average loan balances of $3.5 billion, partially offset by a decrease in both gross loan yields and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 3.99 percent from 4.03 percent, reflective of a shift in the mix of our overall loan portfolio since the nine months ended September 30, 2015, partially offset by the 25 basis point increase in the target federal funds rate by the Federal Reserve in December 2015. The shift in the mix of loans primarily reflects growth in private equity/venture capital and SVB Private Bank loans, which tend to be higher credit quality, lower yielding loans. Loan fee yields decreased eight basis points to 58 basis points, from 66 basis points in the comparable 2015 period. This decrease was a result of lower amortizing fee income as a percentage of our overall loan portfolio, primarily reflective of the growth of our private equity/venture capital and SVB Private Bank loans which tend to have lower fees.

◦
A $6.8 million increase in interest income on fixed income investment securities to $263.7 million for the nine months ended September 30, 2016, compared to $256.9 million for the comparable 2015 period. The increase was driven primarily by a $5.0 million decrease in premium amortization expense, as well as a higher yield on our U.S. Treasury portfolio, both reflective of higher market interest rates.

•	Interest expense for the nine months ended September 30, 2016 increased by $2.0 million primarily due to:

◦	An increase in long-term debt interest expense of $1.2 million, reflective of the $350.0 million issuance of our 3.50% Senior Notes on January 29, 2015.

◦
An increase in short-term borrowings interest expense of $1.0 million, due primarily to borrowings from our available line of credit with the Federal Home Loan Bank ("FHLB") in 2016 in order to support loan growth and the liquidity needs of the Bank.

Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended September 30, 2016 and 2015

•
Our net interest margin increased by 25 basis points to 2.75 percent for the three months ended September 30, 2016, compared to 2.50 percent for the comparable 2015 period. The higher margin during the third quarter of 2016 was reflective primarily of a shift in the mix of our average interest-earning assets towards our loan portfolio. The shift was reflective of the utilization of fixed income investment securities to fund loan growth in 2016 as a result of the tempered growth in average deposits. Average loans represented 45 percent of interest earning assets for the third quarter of 2016 compared to 37 percent for the comparable 2015 period.

Nine months ended September 30, 2016 and 2015

•
Our net interest margin increased by 15 basis points to 2.72 percent for the nine months ended September 30, 2016, compared to 2.57 percent for the comparable 2015 period. The higher margin during the nine months ended September 30, 2016 was reflective primarily of a shift in the mix of our average interest-earning assets towards our loan portfolio. The shift was reflective of the utilization of fixed income investment securities to fund loan growth in 2016 as a result of the tempered growth in average deposits. Average loans represented 43 percent of interest earning assets for the nine months ended September 30, 2016 compared to 38 percent for the comparable 2015 period

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2016 and 2015:

Average Balances, Rates and Yields for the Three Months Ended September 30, 2016 and 2015

	Three months ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,404,006	$2,196	0.36%	$2,618,582	$1,482	0.22%
Investment securities: (2)
Available-for-sale securities:
Taxable	12,743,715	44,741	1.40	15,035,114	49,027	1.29
Held-to-maturity securities:
Taxable	7,947,983	38,727	1.94	7,803,045	38,582	1.96
Non-taxable (3)	55,842	803	5.72	75,918	1,087	5.68
Total loans, net of unearned income (4) (5)	18,647,194	214,227	4.57	14,916,652	174,993	4.65
Total interest-earning assets	41,798,740	300,694	2.86	40,449,311	265,171	2.60
Cash and due from banks	317,044			349,072
Allowance for loan losses	(247,657)			(200,683)
Other assets (6)	1,583,202			1,416,520
Total assets	$43,451,329			$42,014,220
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$308,345	$60	0.08%	$276,221	$55	0.08%
Money market deposits	5,592,603	1,316	0.09	6,090,936	866	0.06
Money market deposits in foreign offices	199,539	20	0.04	192,859	20	0.04
Time deposits	50,351	12	0.09	68,875	28	0.16
Sweep deposits in foreign offices	1,236,602	127	0.04	1,962,448	189	0.04
Total interest-bearing deposits	7,387,440	1,535	0.08	8,591,339	1,158	0.05
Short-term borrowings	513,446	663	0.51	6,956	3	0.17
3.50% Senior Notes	346,848	3,141	3.60	346,541	3,138	3.59
5.375% Senior Notes	347,345	4,847	5.55	346,788	4,839	5.54
Junior Subordinated Debentures	54,566	830	6.05	54,650	831	6.03
6.05% Subordinated Notes	47,421	236	1.98	49,298	162	1.30
Total interest-bearing liabilities	8,697,066	11,252	0.51	9,395,572	10,131	0.43
Portion of noninterest-bearing funding sources	33,101,674			31,053,739
Total funding sources	41,798,740	11,252	0.11	40,449,311	10,131	0.10
Noninterest-bearing funding sources:
Demand deposits	30,522,314			28,791,728
Other liabilities	517,066			556,935
SVBFG stockholders’ equity	3,586,196			3,131,687
Noncontrolling interests	128,687			138,298
Portion used to fund interest-earning assets	(33,101,674)			(31,053,739)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$43,451,329			$42,014,220
Net interest income and margin		$289,442	2.75%		$255,040	2.50%
Total deposits	$37,909,754			$37,383,067
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(281)			(380)
Net interest income, as reported		$289,161			$254,660

(1)
Includes average interest-earning deposits in other financial institutions of $760 million and $446 million for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, balances also include $1.6 billion and $2.1 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $28.4 million and $24.7 million for the three months ended September 30, 2016 and 2015, respectively.

(6)
Average investment securities of $804 million and $739 million for the three months ended September 30, 2016 and 2015, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,111,619	$5,793	0.37%	$2,086,409	$4,071	0.26%
Investment securities: (2)
Available-for-sale securities:
Taxable	13,608,722	140,932	1.38	14,140,044	139,734	1.32
Held-to-maturity securities:
Taxable	8,287,043	120,189	1.94	7,617,112	113,762	2.00
Non-taxable (3)	60,147	2,605	5.79	80,190	3,416	5.70
Total loans, net of unearned income (4) (5)	17,955,497	617,456	4.59	14,431,785	507,746	4.70
Total interest-earning assets	42,023,028	886,975	2.82	38,355,540	768,729	2.68
Cash and due from banks	326,144			302,251
Allowance for loan losses	(237,613)			(184,119)
Other assets (6)	1,558,157			1,433,017
Total assets	$43,669,716			$39,906,689
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$310,505	$181	0.08%	$251,605	$228	0.12%
Money market deposits	5,887,627	3,297	0.07	6,021,622	3,306	0.07
Money market deposits in foreign offices	153,593	50	0.04	196,200	58	0.04
Time deposits	59,069	51	0.12	90,939	126	0.19
Sweep deposits in foreign offices	1,339,077	405	0.04	1,943,565	565	0.04
Total interest-bearing deposits	7,749,871	3,984	0.07	8,503,931	4,283	0.07
Short-term borrowings	287,735	1,065	0.49	25,505	28	0.15
3.5% Senior Notes	346,771	9,421	3.63	310,956	8,401	3.61
5.375% Senior Notes	347,205	14,534	5.59	346,656	14,511	5.60
Junior Subordinated Debentures	54,610	2,493	6.10	54,786	2,496	6.09
6.05% Subordinated Notes	47,859	648	1.81	49,621	458	1.23
Total interest-bearing liabilities	8,834,051	32,145	0.49	9,291,455	30,177	0.43
Portion of noninterest-bearing funding sources	33,188,977			29,064,085
Total funding sources	42,023,028	32,145	0.10	38,355,540	30,177	0.11
Noninterest-bearing funding sources:
Demand deposits	30,694,119			26,909,422
Other liabilities	556,568			539,787
SVBFG stockholders’ equity	3,453,904			3,022,086
Noncontrolling interests	131,074			143,939
Portion used to fund interest-earning assets	(33,188,977)			(29,064,085)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$43,669,716			$39,906,689
Net interest income and margin		$854,830	2.72%		$738,552	2.57%
Total deposits	$38,443,990			$35,413,353
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(912)			(1,196)
Net interest income, as reported		$853,918			$737,356

(1)
Includes average interest-earning deposits in other financial institutions of $653 million and $467 million for the nine months ended September 30, 2016 and 2015, respectively. The balance also includes $1.4 billion and $1.5 billion deposited at the FRB, earning interest at the Federal Funds target rate for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable available-for-sale securities is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $78.1 million and $71.4 million for the nine months ended September 30, 2016 and 2015, respectively.

(6)
Average investment securities of $803 million and $761 million for the nine months ended September 30, 2016 and 2015, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable securities.

Provision for Loan Losses
The following table summarizes our allowance for loan losses for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
(Dollars in thousands, except ratios)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Allowance for loan losses, beginning balance	$244,723	$192,644	$217,613	$165,359
Provision for loan losses	18,950	33,403	88,624	66,368
Gross loan charge-offs	(24,616)	(29,118)	(71,466)	(39,339)
Loan recoveries	2,084	662	8,158	5,289
Foreign currency translation adjustments (1)	(576)	(84)	(2,364)	(170)
Allowance for loan losses, ending balance	$240,565	$197,507	$240,565	$197,507
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.39%	0.86%	0.62%	0.58%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.52	0.77	0.53	0.36
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.48	0.75	0.47	0.31
Allowance for loan losses as a percentage of period-end total gross loans	1.25	1.28	1.25	1.28
Period-end total gross loans	$19,228,928	$15,429,941	$19,228,928	$15,429,941
Average total gross loans	18,762,144	15,026,206	18,067,893	14,537,874

(1)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amounts were previously reported with loan recoveries and have been revised to conform to current period presentation.

Three months ended September 30, 2016 and 2015
Our provision for loan losses is a function of our reserve methodology, which is used to determine an appropriate allowance for loan losses for the period.  Our reserve methodology is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risk of the loan portfolio. See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 7—“Loans and Allowance for Loan Losses” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for further details on our allowance for loan losses.
Our provision for loan losses was $19.0 million for the three months ended September 30, 2016, compared to a provision of $33.4 million for the comparable 2015 period. The provision of $19.0 million primarily reflected an $8.0 million increase in reserves for performing loans, $5.5 million for charge-offs that did not previously have a specific reserve, $4.0 million net reserves for nonaccrual loans and $2.8 million for loan growth. The net increase in reserves for nonaccrual loans included a $5.5 million partial reserve release for one of our non-performing sponsored buyout loans due to credit improvement.
The provision for loan losses of $33.4 million for the third quarter of 2015 was driven primarily by $17.8 million of additional specific reserves on two new nonaccrual loans, $10.4 million from the increase in period-end loan balances and an additional $3.8 million for the unreserved portion of a software and internet loan charge-off during the quarter.
Gross loan charge-offs of $24.6 million for the third quarter of 2016 included $14.2 million from two late-stage clients, all of which had been fully reserved. Remaining charge-offs were primarily from early-stage clients in our software and internet and hardware loan portfolios, primarily as a result of the recalibration of venture capital investment levels and activities from the first half of the year.
Gross loan charge-offs of $29.1 million for the third quarter of 2015 included $21.7 million from one Growth stage client in our software and internet loan portfolio, of which a total of $17.9 million was previously reserved for in prior quarters.
Net loan charge-offs of $22.5 million represented 0.48 percent of average total gross loans, compared to net charge-offs of $28.5 million, or 0.75 percent of average total gross loans for the comparable 2015 period. The decrease in net loan charge-offs as a percentage of average total gross loans was reflective primarily of the decrease in gross loan charge-offs as discussed above.

Nine months ended September 30, 2016 and 2015
Our provision for loan losses was $88.6 million for the nine months ended September 30, 2016, compared to a provision of $66.4 million for the comparable 2015 period. The provision of $88.6 million for the nine months ended September 30, 2016 was reflective primarily of $33.0 million in charge-offs that did not previously have a specific reserve and $23.0 million from period-end loan growth, with the remaining provision due primarily to reserves for new nonaccrual loans.
The provision for loan losses of $66.4 million for the nine months ended September 30, 2015 was driven by $34.2 million for net charge-offs, an increase of $31.2 million in the reserve for nonaccrual loans and $8.5 million from period-end loan growth. These increases were offset by a decrease of $7.6 million in the reserve for our performing loans due to improved credit quality.
Gross loan charge-offs of $71.5 million for the nine months ended September 30, 2016 included $35.4 million from our early-stage loan portfolio and $27.6 million from four late-stage client loans. These charge-offs were primarily from our software and internet loan portfolio. Gross loan charge-offs of $39.4 million for the nine months ended September 30, 2015 came primarily from our software and internet loan portfolio, primarily as a result of the recalibration of venture capital investment levels and activities from the first half of the year.
Net loan charge-offs of $63.3 million represented 0.47 percent of average total gross loans, compared to net charge-offs of $34.1 million, or 0.31 percent of average total gross loans for the comparable 2015 period.
Noninterest Income
For the three and nine months ended September 30, 2016, noninterest income was $144.1 million and $343.1 million, respectively, compared to $108.5 million and $358.3 million, for the comparable 2015 periods. For the three and nine months ended September 30, 2016, non-GAAP noninterest income, net of noncontrolling interests was $139.5 million and $339.4 million, respectively, compared to $102.1 million and $329.2 million, for the comparable 2015 periods. For the three and nine months ended September 30, 2016, non-GAAP core fee income was $80.5 million and $231.5 million, respectively, compared to $68.4 million and $192.7 million for the comparable 2015 periods. (See reconciliations of non-GAAP measures used below under "Use of Non-GAAP Financial Measures".)
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

The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
GAAP noninterest income	$144,140	$108,477	32.9%	$343,050	$358,288	(4.3)%
Less: income attributable to noncontrolling interests, including carried interest	4,679	6,343	(26.2)	3,627	29,063	(87.5)
Non-GAAP noninterest income, net of noncontrolling interests	$139,461	$102,134	36.5	$339,423	$329,225	3.1

The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
GAAP noninterest income	$144,140	$108,477	32.9%	$343,050	$358,288	(4.3)%
Less: gains on investment securities, net	23,178	18,768	23.5	41,764	77,006	(45.8)
Less: gains on derivative instruments, net	19,744	10,244	92.7	26,847	66,290	(59.5)
Less: other noninterest income	20,692	11,077	86.8	42,917	22,315	92.3
Non-GAAP core fee income (1)	$80,526	$68,388	17.7	$231,522	$192,677	20.2

(1)
Non-GAAP core fee income represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control and includes foreign exchange fees, credit card fees, deposit service charges, lending related fees, client investment fees and letters of credit fees.

Gains on Investment Securities, Net
Net gains and losses on investment securities include gains and losses from our non-marketable and other securities, as well as gains and losses from sales of our available-for-sale securities portfolio, when applicable.
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
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, our China Joint Venture, debt funds, private and public portfolio companies and investments in qualified affordable housing projects. We experience variability in the performance of our non-marketable and other securities from quarter to quarter, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains and losses from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains or losses from non-marketable and other securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities. As such, our results for a particular period are not necessarily indicative of our expected performance in a future period.
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

Three months ended September 30, 2016 and 2015
For the three months ended September 30, 2016, we had net gains on investment securities of $23.2 million, compared to net gains of $18.8 million for the comparable 2015 period. Net gains on investment securities, net of noncontrolling interests, were $18.4 million for the three months ended September 30, 2016, compared to net gains of $12.7 million for the comparable 2015 period.
Net gains on investment securities, net of noncontrolling interests, of $18.4 million for the three months ended September 30, 2016 were primarily driven by the following:

•
Gains of $13.7 million from our strategic and other investments portfolio, comprised of gains of $7.2 million from valuation increases for one of our equity method fund investments as well as higher distributions from our strategic venture capital fund investments, and

•	Gains of $4.3 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases due to M&A and IPO activity of investments held by the funds in the portfolio.

Nine months ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, we had net gains on investment securities of $41.8 million, compared to $77.0 million for the comparable 2015 period. Net gains on investment securities, net of noncontrolling interests, were $38.1 million for the nine months ended September 30, 2016, compared to net gains of $47.7 million for the comparable 2015 period.
The gains, net of noncontrolling interests, of $38.1 million for the nine months ended September 30, 2016 were primarily driven by the following:

•
Gains of $24.0 million from our strategic and other investments portfolio, attributable primarily to distribution gains from our strategic venture capital funds investments and net unrealized valuation increases in one of our equity method fund investments,

•
Gains of $11.6 million from our available-for-sale securities portfolio, primarily reflective of $13.8 million of net gains on the sale of approximately $2.9 billion in U.S. Treasury securities, partially offset by $2.2 million of net losses on sales of shares from exercised warrants in public companies upon expiration of lock-up periods during 2016, and

•	Gains of $2.2 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases due to M&A and IPO activity of investments held by the funds in the portfolio.

The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three and nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended September 30, 2016
Total gains (losses) on investment securities, net	$8,931	$390	$166	$(15)	$13,706	$23,178
Less: income attributable to noncontrolling interests, including carried interest	4,615	130	—	—	—	4,745
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$4,316	$260	$166	$(15)	$13,706	$18,433

Three months ended September 30, 2015
Total gains (losses) on investment securities, net	$11,786	$(186)	$378	$13	$6,777	$18,768
Less: income attributable to noncontrolling interests, including carried interest	5,816	286	—	—	—	6,102
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$5,970	$(472)	$378	$13	$6,777	$12,666

Nine months ended September 30, 2016
Total gains (losses) on investment securities, net	$5,830	$(411)	$801	$11,567	$23,977	$41,764
Less: income (losses) attributable to noncontrolling interests, including carried interest	3,668	(17)	—	—	—	3,651
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$2,162	$(394)	$801	$11,567	$23,977	$38,113

Nine months ended September 30, 2015
Total gains on investment securities, net	$36,726	$12,352	$1,478	$2,750	$23,700	$77,006
Less: income attributable to noncontrolling interests, including carried interest	21,868	7,441	—	—	—	29,309
Non-GAAP net gains on investment securities, net of noncontrolling interests	$14,858	$4,911	$1,478	$2,750	$23,700	$47,697

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Equity warrant assets (1)
Gains on exercises, net	$5,931	$2,173	172.9%	$13,808	$26,363	(47.6)%
Cancellations and expirations	(1,161)	(412)	181.8	(2,545)	(818)	NM
Changes in fair value	16,788	8,924	88.1	21,989	29,034	(24.3)
Net gains on equity warrant assets	21,558	10,685	101.8	33,252	54,579	(39.1)
(Losses) gains on foreign exchange forward contracts, net:
(Losses) gains on client foreign exchange forward contracts, net (2)	(3,194)	179	NM	(8,780)	459	NM
Gains (losses) on internal foreign exchange forward contracts, net (3)	1,352	(218)	NM	3,067	11,626	(73.6)
Total (losses) gains on foreign exchange forward contracts, net	(1,842)	(39)	NM	(5,713)	12,085	(147.3)
Changes in fair value of interest rate swaps	(3)	(8)	(62.5)	(33)	(22)	50.0
Net gains (losses) on other derivatives	31	(394)	(107.9)	(659)	(352)	87.2
Gains on derivative instruments, net	$19,744	$10,244	92.7	$26,847	$66,290	(59.5)

NM—Not meaningful

(1)
At September 30, 2016, we held warrants in 1,719 companies, compared to 1,625 companies at September 30, 2015. The total value of our warrant portfolio was $145 million at September 30, 2016 and $130 million at September 30, 2015. Warrants in 18 companies each had values greater than $1.0 million and collectively represented 36 percent of the fair value of the total warrant portfolio at September 30, 2016.

(2)
Represents the change in the fair value of foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades. The change in fair value of our client foreign exchange contracts is offset by the net gains (losses) on revaluation of client foreign currency denominated financial instruments, which is included within noninterest income in the line item "Other". Refer to the discussion of "Other noninterest income" related to gains (losses) on revaluation of client foreign currency instruments, net for more information.

(3)
Represents the change in the fair value of foreign exchange forward contracts used to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments, issued and held by us. The change in fair value of our internal foreign exchange contracts is offset by the net gains (losses) on revaluation of internal foreign currency denominated financial instruments, issued and held by us, which is included within noninterest income in the line item "Other". Refer to the discussion of "Other noninterest income" related to gains (losses) on revaluation of internal foreign currency instruments, net for more information.

Three months ended September 30, 2016 and 2015
Net gains on derivative instruments were $19.7 million for the three months ended September 30, 2016, compared to net gains of $10.2 million for the comparable 2015 period. Net gains on derivative instruments were primarily attributable to the following:

•	Net gains on equity warrant assets of $21.6 million, which consisted of:

◦
Net gains of $16.8 million from changes in warrant valuations for the three months ended September 30, 2016, compared to $8.9 million for the comparable 2015 period, primarily reflective of a $10.3 million increase in the valuation of one public company as well as warrant valuation gains in our private company warrant portfolio, and

◦
Net gains of $5.9 million from the exercise of equity warrant assets during the three months ended September 30, 2016, compared to net gains $2.2 million for the comparable 2015 period, primarily reflective of increased IPO and M&A activity in the portfolio.

•
Net losses of $3.2 million on client foreign exchange forward contracts used to economically reduce our foreign exchange exposure to foreign currency denominated financial instruments for the three months ended September 30, 2016, compared to net gains of $0.2 million for the comparable 2015 period. The net losses of $3.2 million were offset by net gains of $3.5 million from the revaluation of client foreign currency denominated instruments that are included in the line item "Other" within noninterest income below.

•
Net gains of $1.4 million on internal foreign exchange forward contracts used to economically reduce our foreign exchange exposure to foreign currency denominated financial instruments for the three months ended September 30, 2016, compared to net losses of $0.2 million for the comparable 2015 period. The net gains of $1.4 million were driven by the continued strengthening of the U.S. dollar against various foreign currencies, during the third quarter of 2016 and were offset by net losses of $1.4 million from the revaluation of internal foreign currency denominated instruments that are included in the line item "Other" within noninterest income below.

Nine months ended September 30, 2016 and 2015
Net gains on derivative instruments were $26.8 million for the nine months ended September 30, 2016, compared to net gains of $66.3 million for the comparable 2015 period. The net gains of $26.8 million on derivative instruments were primarily attributable to the following:

•	Net gains on equity warrant assets of $33.3 million for the nine months ended September 30, 2016, compared to $54.6 million for the comparable 2015 period, which consisted of the following:

◦
Net gains of $22.0 million from changes in warrant valuations for the nine months ended September 30, 2016, compared to $29.0 million for the comparable 2015 period, primarily reflective of a $15.0 million increase in the valuation of one public company as well as warrant valuation gains in our private company warrant portfolio, due to IPO and M&A activity in the portfolio, and

◦
Net gains of $13.8 million from the exercise of equity warrant assets for the nine months ended September 30, 2016, compared to $26.4 million for the comparable 2015 period, reflective primarily of M&A activity.

•
Net losses of $8.8 million on client foreign exchange forward contracts for the nine months ended September 30, 2016, compared to net gains of $0.5 million for the comparable 2015 period. The net losses of $8.8 million were partially offset by net gains of $7.0 million from the revaluation of client foreign currency denominated financial instruments that are included in the line item "Other" within noninterest income. Also contributing to the loss is a reclassification of $2.8 million in unrealized gains on forward contracts to foreign exchange fee income (included in non-GAAP core fee income above) reflecting fees earned on forward contracts executed on behalf of our clients, which were previously recorded in the line item "Gains on derivative instruments, net."

•
Net gains of $3.1 million on internal foreign exchange forward contracts hedging certain of our foreign currency denominated instruments for the nine months ended September 30, 2016, compared to net gains of $11.6 million for the comparable 2015 period. The net gains recognized for the nine months ended September 30, 2016 were primarily attributable to the strengthening of the U.S. Dollar against various foreign currencies. The net gains of $3.1 million and $11.6 million were offset by net losses of $4.2 million and $11.7 million, respectively, from the revaluation of internal foreign currency denominated instruments that are included in the line item "Other" within noninterest income as noted below.

Non-GAAP Core Fee Income

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$25,944	$22,995	12.8%	$76,998	$63,037	22.1%
Credit card fees	18,295	14,536	25.9	49,226	40,841	20.5
Deposit service charges	13,356	12,272	8.8	39,142	34,309	14.1
Client investment fees	7,952	5,683	39.9	23,959	15,429	55.3
Lending related fees	8,168	7,561	8.0	23,783	23,746	0.2
Letters of credit and standby letters of credit fees	6,811	5,341	27.5	18,414	15,315	20.2
Total non-GAAP core fee income (1)	$80,526	$68,388	17.7	$231,522	$192,677	20.2

(1)
This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. See "Use of Non-GAAP Measures" above.

Foreign Exchange Fees
Foreign exchange fees were $25.9 million and $77.0 million for the three and nine months ended September 30, 2016, compared to $23.0 million and $63.0 million for the comparable 2015 periods. The increases in foreign exchange fees were due primarily to increased volume related to an increase in our client count and market volatility. For the nine months ended September 30, 2016, a one-time reclassification of $2.9 million in foreign exchange fee income from noninterest income gains on derivative instruments also contributed to the increase.
Credit Card Fees
Credit card fees were $18.3 million and $49.2 million for the three and nine months ended September 30, 2016, compared to $14.5 million and $40.8 million for the comparable 2015 periods. The increases reflect increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increases were partially offset by higher rebate/rewards expense.
Deposit Service Charges
Deposit service charges were $13.4 million and $39.1 million for the three and nine months ended September 30, 2016, compared to $12.3 million and $34.3 million for the comparable 2015 periods. The increases were reflective of increases in the number of deposit clients, as well as increases in transaction volumes, during the three and nine months ended September 30, 2016.
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $6.8 million and $18.4 million for the three and nine months ended September 30, 2016, compared to $5.3 million and $15.3 million for the comparable 2015 periods. The increases were primarily driven by increases in deferred fee income reflective of larger letter of credit issuances.
Client Investment Fees
Client investment fees were $8.0 million and $24.0 million for the three and nine months ended September 30, 2016, compared to $5.7 million and $15.4 million for the comparable 2015 periods. The increases were attributable primarily to our clients’ increased utilization of off-balance sheet products managed by SVB Asset Management and from money fund rate increases across our off-balance sheet client investment fund platforms during 2016.
The following table summarizes average client investment funds for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
Client directed investment assets (1)	$6,846	$8,392	(18.4)%	$7,137	$7,752	(7.9)%
Client investment assets under management (2)	20,692	20,943	(1.2)	21,215	19,305	9.9
Sweep money market funds	15,567	12,638	23.2	14,468	10,765	34.4
Total average client investment funds (3)	$43,105	$41,973	2.7	$42,820	$37,822	13.2

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at September 30, 2016 and December 31, 2015:

(Dollars in millions)	September 30, 2016	December 31, 2015	% Change
Client directed investment assets (1)	$6,262	$7,527	(16.8)%
Client investment assets under management (2)	20,819	22,454	(7.3)
Sweep money market funds	16,263	14,011	16.1
Total period-end client investment funds (3)	$43,344	$43,992	(1.5)

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

Other Noninterest Income
A summary of other noninterest income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Fund management fees	$5,231	$4,074	28.4%	$14,149	$11,657	21.4%
Service-based fee income	2,029	1,931	5.1	6,270	6,450	(2.8)
Gains (losses) on revaluation of client foreign currency instruments, net (1)	3,488	2	NM	7,009	(177)	NM
(Losses) gains on revaluation of internal foreign currency instruments, net (2)	(1,406)	186	NM	(4,222)	(11,667)	(63.8)
Other (3)	11,350	4,884	132.4	19,711	16,052	22.8
Total other noninterest income	$20,692	$11,077	86.8	$42,917	$22,315	92.3

NM—Not meaningful

(1)
Represents the net revaluation of client foreign currency denominated financial instruments. We enter into client foreign exchange forward contracts to economically reduce our foreign exchange exposure related to client foreign currency denominated financial instruments. The changes in the fair value of client foreign exchange forward contracts are included within noninterest income in the line item "Gains on derivative instruments, net".

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

(3)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest and other fee income.

Total other noninterest income was $20.7 million and $42.9 million for the three and nine months ended September 30, 2016, compared to noninterest income of $11.1 million and $22.3 million for the comparable 2015 period. The increase of $9.6 million for the three months ended September 30, 2016 was primarily due to net gains of $3.5 million on the revaluation of client foreign currency instruments during the third quarter of 2016 compared to net gains of $2 thousand for the comparable 2015 period. The net gains of $3.5 million for the three months ended September 30, 2016 were driven by the strengthening of the U.S. dollar against various foreign currencies and were partially offset by net losses of $3.2 million in changes in the fair value of client foreign exchange forward contracts, which are included within noninterest income in the line item "Gains on derivative instruments, net" as noted above. Also contributing to the increase was $6.7 million in carried interest related to the equity method fund that drove the $7.2 million of gains previously mentioned.
The increase of $20.6 million for the nine months ended September 30, 2016 was due primarily to an increase in net gains on the revaluation of client and internal foreign currency instruments of $2.8 million for the nine months ended September 30, 2016 compared to net losses of $11.8 million for the comparable 2015 period. Net gains of $2.8 million and net losses of $11.8 million for the nine months ended September 30, 2016 and 2015, respectively, were offset by net losses of $5.7 million and net gains of $12.1 million in changes in the fair value of client and internal foreign exchange forward contracts, which are included within noninterest income in the line item "Gains on derivative instruments, net" as noted above.
Noninterest Expense
A summary of noninterest expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Compensation and benefits	$136,568	$109,345	24.9%	$374,410	$350,030	7.0%
Professional services	23,443	21,137	10.9	67,959	58,834	15.5
Premises and equipment	16,291	12,356	31.8	47,861	36,800	30.1
Business development and travel	8,504	8,028	5.9	30,077	28,904	4.1
Net occupancy	9,525	8,548	11.4	28,919	24,010	20.4
FDIC and state assessments	7,805	6,954	12.2	21,624	18,705	15.6
Correspondent bank fees	3,104	3,070	1.1	9,469	9,775	(3.1)
Provision for unfunded credit commitments	1,054	1,047	0.7	1,601	249	NM
Other	15,533	14,270	8.9	44,292	42,101	5.2
Total noninterest expense	$221,827	$184,755	20.1	$626,212	$569,408	10.0

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

The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands, except ratios)	2016	2015	% Change	2016	2015	% Change
GAAP noninterest expense	$221,827	$184,755	20.1%	$626,212	$569,408	10.0%
Less: amounts attributable to noncontrolling interests	117	116	0.9	284	650	(56.3)
Non-GAAP noninterest expense, net of noncontrolling interests	$221,710	$184,639	20.1	$625,928	$568,758	10.1

GAAP net interest income	$289,161	$254,660	13.5	$853,918	$737,356	15.8
Adjustments for taxable equivalent basis	281	380	(26.1)	912	1,196	(23.7)
Non-GAAP taxable equivalent net interest income	$289,442	$255,040	13.5	$854,830	$738,552	15.7
Less: income attributable to noncontrolling interests	4	2	100.0	62	6	NM
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$289,438	$255,038	13.5	$854,768	$738,546	15.7

GAAP noninterest income	$144,140	$108,477	32.9	$343,050	$358,288	(4.3)
Non-GAAP noninterest income, net of noncontrolling interests	139,461	102,134	36.5	339,423	329,225	3.1

GAAP total revenue	$433,301	$363,137	19.3	$1,196,968	$1,095,644	9.2
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$428,899	$357,172	20.1	$1,194,191	$1,067,771	11.8
GAAP operating efficiency ratio	51.19%	50.88%	0.6	52.32%	51.97%	0.7
Non-GAAP operating efficiency ratio (1)	51.69	51.69	—	52.41%	53.27%	(1.6)

NM—Not meaningful

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense

The following table provides a summary of our compensation and benefits expense for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands, except employees)	2016	2015	% Change	2016	2015	% Change
Compensation and benefits:
Salaries and wages	$62,636	$55,383	13.1%	$182,375	$158,456	15.1%
Incentive compensation & ESOP	38,255	25,449	50.3	87,162	93,861	(7.1)
Other employee incentives and benefits (1)	35,677	28,513	25.1	104,873	97,713	7.3
Total compensation and benefits	$136,568	$109,345	24.9	$374,410	$350,030	7.0
Period-end full-time equivalent employees	2,280	2,054	11.0	2,280	2,054	11.0
Average full-time equivalent employees	2,255	2,030	11.1	2,199	1,981	11.0

(1)
Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $136.6 million for the three months ended September 30, 2016, compared to $109.3 million for the comparable 2015 period. The key changes in factors affecting compensation and benefits expense were as follows:

•	An increase of $12.8 million in expenses related to incentive compensation plans and ESOP, reflective of our current expectations for our updated internal performance targets for 2016.

•
An increase of $7.3 million in salaries and wages, primarily due to an increase in the number of average full-time employees ("FTE"). Average FTEs increased by 225 to 2,255 FTEs for the three months ended September 30, 2016, compared to 2,030 FTEs for the comparable 2015 period.

•
An increase of $7.2 million in total other employee incentives and benefits, primarily related to increased market valuations in the underlying investments associated with our deferred compensation plan and increased warrant incentive compensation expenses attributable to large gains from two warrants.

Compensation and benefits expense was $374.4 million for the nine months ended September 30, 2016, compared to $350.0 million for the comparable 2015 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $23.9 million in salaries and wages, due primarily to an increase in the number of average FTEs, which increased by 218 to 2,199 average FTEs in the nine months ended September 30, 2016, compared to 1,981 average FTEs for the comparable 2015 period.

•
An increase of $7.2 million in total other employee incentives and benefits, primarily due to higher group health and life insurance expenses, agency fees and 401(k) expenses in the nine months ended September 30, 2016.

•	A decrease of $6.7 million in expenses related to incentive compensation plans and ESOP, reflective primarily of current expectations for our updated internal performance estimates for 2016.
Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (see descriptions in our 2015 Form 10-K). Total costs incurred under these plans were $43.7 million and $105.9 million for the three and nine months ended September 30, 2016, compared to $29.1 million and $114.7 million for the comparable 2015 periods. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $23.4 million and $68.0 million for the three and nine months ended September 30, 2016, compared to $21.1 million and $58.8 million for the comparable 2015 periods. The increases were due primarily to an increase in consulting expenses for regulatory compliance initiatives.
Premises and Equipment
Premises and equipment expense was $16.3 million and $47.9 million for the three and nine months ended September 30, 2016, compared to $12.4 million and $36.8 million for the comparable 2015 periods. The increases were due primarily to increased spending to enhance and maintain our IT infrastructure and support our overall growth.
Net Occupancy
Net occupancy expense was $9.5 million and $28.9 million for the three and nine months ended September 30, 2016, compared to $8.5 million and $24.0 million for the comparable 2015 periods. The increases were due primarily to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.
FDIC and State Assessments
FDIC and state assessments expense was $7.8 million and $21.6 million for the three and nine months ended September 30, 2016, compared to $7.0 million and $18.7 million for the comparable 2015 periods. The increases were due primarily to the increase in our average assets, as well as an increase in the federal assessment rate structure in 2016.
Provision for Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $1.1 million and $1.6 million for the three and nine months ended September 30, 2016, compared to a provision for unfunded credit commitments of $1.0 million and $0.2 million for the comparable 2015 periods. The increases in the provision were reflective primarily of the increase in our unfunded credit commitments.

Other Noninterest Expense
A summary of other noninterest expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Lending and other client related processing costs	$5,885	$3,608	63.1%	$13,721	$10,861	26.3%
Telephone	2,460	2,224	10.6	7,109	6,727	5.7
Data processing services	2,137	2,083	2.6	6,353	5,274	20.5
Dues and publications	809	521	55.3	2,258	1,803	25.2
Postage and supplies	598	728	(17.9)	2,172	2,220	(2.2)
Other	3,644	5,106	(28.6)	12,679	15,216	(16.7)
Total other noninterest expense	$15,533	$14,270	8.9	$44,292	$42,101	5.2

Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net income attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Net interest income (1)	$(4)	$(2)	100.0%	$(62)	$(6)	NM
Noninterest income (1)	(3,721)	(4,608)	(19.2)	(1,144)	(26,043)	(95.6)
Noninterest expense (1)	117	116	0.9	284	650	(56.3)
Carried interest allocation (2)	(958)	(1,735)	(44.8)	(2,483)	(3,020)	(17.8)
Net income attributable to noncontrolling interests	$(4,566)	$(6,229)	(26.7)	$(3,405)	$(28,419)	(88.0)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Net income attributable to noncontrolling interests was $4.6 million for the third quarter of 2016, compared to net income of $6.2 million for the comparable 2015 period. Net income attributable to noncontrolling interests of $4.6 million for the third quarter of 2016 was primarily a result of $4.7 million of net gains on investment securities (including carried interest), of which, $4.6 million was from our managed funds of funds portfolio due to net unrealized valuation increases of investments held by the funds in the portfolio, driven by increased M&A and IPO activity. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net".
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Net income attributable to noncontrolling interests was $3.4 million for the nine months ended September 30, 2016, compared to net income of $28.4 million for the comparable 2015 period. Net income attributable to noncontrolling interests of $3.4 million for the nine months ended September 30, 2016 was primarily due to $3.7 million of net gains on investment securities (including carried interest) attributable to noncontrolling interests, mainly from our managed funds of funds due to net unrealized valuation increases of investments held by the funds in the portfolio, driven by increased M&A and IPO activity.

Income Taxes
Our effective income tax expense rate was 40.9 percent and 40.8 percent for the three and nine months ended September 30, 2016, compared to 41.1 percent and 40.6 percent for the three and nine months ended September 30, 2015. The effective tax rates for the three and nine months ended September 30, 2016 were largely consistent with the comparable 2015 periods.
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
The following is our reportable segment information for the three and nine months ended September 30, 2016 and 2015:
Global Commercial Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Net interest income	$262,484	$217,932	20.4%	$773,342	$625,611	23.6%
Provision for loan losses	(16,974)	(32,074)	(47.1)	(86,143)	(64,126)	34.3
Noninterest income	79,226	68,517	15.6	231,295	197,740	17.0
Noninterest expense	(159,429)	(137,637)	15.8	(461,058)	(421,425)	9.4
Income before income tax expense	$165,307	$116,738	41.6	$457,436	$337,800	35.4
Total average loans, net of unearned income	$16,357,099	$13,047,507	25.4	$15,769,964	$12,721,972	24.0
Total average assets	40,829,515	39,688,677	2.9	41,021,311	37,449,533	9.5
Total average deposits	36,484,125	36,151,235	0.9	37,002,027	34,124,748	8.4

Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $165.3 million for the three months ended September 30, 2016, compared to $116.7 million for the comparable 2015 period, which reflected the continued growth of our core commercial business and clients. The key components of GCB's performance for the three months ended September 30, 2016 compared to the comparable 2015 period are discussed below.
Net interest income from GCB increased by $44.6 million for the three months ended September 30, 2016, due primarily to a $34.8 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower yields.
GCB had a provision for loan losses of $17.0 million for the three months ended September 30, 2016, compared to $32.1 million for the comparable 2015 period. The provision of $17.0 million for the three months ended September 30, 2016 was reflective primarily of $8.0 million increase in reserves for performing loans, $5.5 million in charge-offs that did not previously have a specific reserve, $3.0 million net reserves for nonaccrual loans and $2.8 million for loan growth.
The provision of $32.1 million for the three months ended September 30, 2015 was driven primarily by an increase in the reserve for nonaccrual loans and period-end loan growth.
Noninterest income increased by $10.7 million for the three months ended September 30, 2016, related primarily to an increase in our core fees (higher credit card fees, foreign exchange fees and lending related fees). The increase in credit card fees was primarily reflective of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients, partially offset by higher rebate/rewards expense. The increase in foreign exchange fees was due primarily to an increase in our client count as well as volume related to increased market volatility. The increase in lending related fees was due primarily to an increase in unused commitment fees associated with an increase in unfunded credit commitments.

Noninterest expense increased by $21.8 million for the three months ended September 30, 2016, due primarily to increased compensation and benefits and premises and equipment expenses. Compensation and benefits expenses increased as a result of higher incentive compensation expenses and increased salaries and wages expenses. The increase in incentive compensation expenses reflects updated internal performance estimates for 2016. The increase in GCB salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 165 to 1,775 FTEs for the three months ended September 30, 2016, compared to 1,610 FTEs for the comparable 2015 period. Premises and equipment expense increased due to increased spending to enhance and maintain our IT infrastructure.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Net interest income from our GCB increased by $147.7 million for the nine months ended September 30, 2016, due primarily to an increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower yields.
GCB had a provision for loan losses of $86.1 million for the nine months ended September 30, 2016, compared to a provision of $64.1 million for the comparable 2015 period. The provision of $86.1 million for the nine months ended September 30, 2016 was reflective of $33.0 million in charge-offs that did not previously have a specific reserve and $23.0 million from period-end loan growth, with the remaining provision due primarily to reserves for new nonaccrual loans.
Noninterest income increased by $33.6 million for the nine months ended September 30, 2016, due primarily to an increase in all of our non-GAAP components of core fee income. This increase was due primarily to the continued growth of our client base and work with larger global companies reflective of investments in our platform, capabilities and global reach.
Noninterest expense increased by $39.6 million for the nine months ended September 30, 2016, due primarily to increased expenses for compensation and benefits, premises and equipment, and net occupancy. Compensation and benefits expenses increased as a result of higher salaries and wages expenses. The increase in our salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 156 to 1,733 FTEs for the nine months ended September 30, 2016, compared to 1,577 FTEs for the comparable 2015 period. The increase in premises and equipment expense was due to increased spending to enhance and maintain our IT infrastructure to support GCB's growth. Net occupancy expenses increased due primarily to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.
SVB Private Bank

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Net interest income	$13,298	$11,667	14.0%	$40,508	$32,499	24.6%
Provision for loan losses	(1,976)	(1,329)	48.7	(2,481)	(2,242)	10.7
Noninterest income	664	506	31.2	2,053	1,498	37.0
Noninterest expense	(3,122)	(2,761)	13.1	(9,481)	(8,869)	6.9
Income before income tax expense	$8,864	$8,083	9.7	$30,599	$22,886	33.7
Total average loans, net of unearned income	$2,074,982	$1,669,858	24.3	$1,978,175	$1,529,095	29.4
Total average assets	2,091,244	1,664,602	25.6	1,986,215	1,527,339	30.0
Total average deposits	1,115,446	1,041,773	7.1	1,120,575	1,125,345	(0.4)

Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Net interest income from SVB Private Bank increased by $1.6 million for the three months ended September 30, 2016, due primarily to an increase in loan interest income resulting from an increase in average loan balances.
SVB Private Bank had a provision for loan losses of $2.0 million for the three months ended September 30, 2016, compared to a provision of $1.3 million for the comparable 2015 period. The provision of $2.0 million for the three months ended September 30, 2016 was driven primarily by a $1.0 million increase in the reserves for nonaccrual loans with the remaining provision due primarily to reserves for period-end loan growth. The provision of $1.3 million for the three months ended September 30, 2015 was driven primarily by period-end loan growth.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Net interest income from SVB Private Bank increased by $8.0 million for the nine months ended September 30, 2016, due primarily to an increase in loan interest income resulting from an increase in average loan balances.

SVB Private Bank had a provision for loan losses of $2.5 million for the nine months ended September 30, 2016, compared to $2.2 million for the comparable 2015 period. The provision of $2.5 million for the nine months ended September 30, 2016 was reflective of a $1.0 million increase in the reserves for nonaccrual loans with the remaining provision due primarily to reserves for period-end loan growth. The provision of $2.2 million for the nine months ended September 30, 2015 was driven primarily by period-end loan growth.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Net interest (loss) income	$1	$1	—	$(51)	$3	NM
Noninterest income	30,619	17,332	76.7%	44,492	57,919	(23.2)%
Noninterest expense	(3,924)	(3,745)	4.8	(11,521)	(10,935)	5.4
Income before income tax expense	$26,696	$13,588	96.5	$32,920	$46,987	(29.9)
Total average assets	$325,321	$334,045	(2.6)	$334,328	$335,136	(0.2)

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
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
SVB Capital had noninterest income of $30.6 million for the three months ended September 30, 2016, compared to $17.3 million for the comparable 2015 period. The increase in noninterest income was due primarily to higher gains on investment securities compared to the comparable 2015 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $18.2 million for the three months ended September 30, 2016, compared to net gains of $12.2 million for the comparable 2015 period. The gains on investment securities of $18.2 million for the three months ended September 30, 2016 were comprised of gains of $7.2 million from valuation increases for one of our equity method fund investments as well as distributions from our strategic venture capital fund investments and net unrealized valuation increases from our managed funds of funds,

•	$6.7 million in carried interest related to the equity method fund that drove the $7.2 million of gains previously mentioned, and

•	Fund management fees of $5.2 million compared to $4.1 million for the comparable 2015 period. The increase was due primarily to the addition of new managed funds at SVB Capital.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
SVB Capital had noninterest income of $44.5 million for the nine months ended September 30, 2016, compared to $57.9 million for the comparable 2015 period. The decrease in noninterest income was due primarily to lower gains on investment securities compared to the comparable 2015 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $23.0 million for the nine months ended September 30, 2016, compared to net gains of $42.8 million for the comparable 2015 period. The net gains on investment securities of $23.0 million for the nine months ended September 30, 2016 were comprised of distributions from our strategic venture capital fund investments as well as gains from valuation increases for one of our equity method fund investments and net unrealized valuation increases from our managed funds of funds.

•	$6.7 million in additional other noninterest income related to carried interest for one of our equity method fund investments that drove the gains mentioned above.

•	Fund management fees of $14.1 million compared to $11.7 million for the comparable 2015 period. The increase was due primarily to the addition of new managed funds at SVB Capital.
Consolidated Financial Condition
Our total assets, total liabilities and stockholders' equity were $43.3 billion at September 30, 2016 compared to $44.7 billion at December 31, 2015, a decrease of $1.4 billion, or 3.2 percent. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity:
Cash and Cash Equivalents
Cash and cash equivalents totaled $2.5 billion at September 30, 2016, an increase of $1.0 billion, or 67.7 percent, compared to $1.5 billion at December 31, 2015. The increase in cash at period-end resulted from proceeds from the sales and maturities of U.S. Treasury securities, offset primarily by the increase in loans as well as decreased deposits and repayment of short-term borrowings during the nine months ended September 30, 2016.
As of September 30, 2016 and December 31, 2015, $1.3 billion and $405 million, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $724 million and $500 million, respectively.
Investment Securities
Investment securities totaled $21.1 billion at September 30, 2016, a decrease of $4.7 billion, or 18.4 percent, compared to $25.8 billion at December 31, 2015. Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities; and (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
Our available-for-sale securities portfolio is primarily a fixed income investment portfolio that is managed with the objective of earning an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Period-end available-for-sale securities were $12.7 billion at September 30, 2016 compared to $16.4 billion at December 31, 2015, a decrease of $3.7 billion, or 22.7 percent. During the nine months ended September 30, 2016, to support loan growth and the liquidity needs of the Bank, we sold approximately $2.9 billion of U.S. Treasury securities in our available-for-sale securities portfolio. Additionally, the portfolio decreased due to principal paydowns and maturities of $1.0 billion. The decreases were partially offset by an increase in the fair value of our available-for-sale securities portfolio of $158 million as a result of a decrease in market interest rates at period-end as compared to rates at December 31, 2015. The $158 million increase in fair value was reflected as a $93 million (net of tax) increase in accumulated other comprehensive income.
Securities classified as available-for-sale are carried at fair market value with changes in fair market value recorded as unrealized gains or losses in a separate component of stockholders' equity.
Held-to-Maturity Securities
Period-end held-to-maturity securities were $7.8 billion at September 30, 2016 compared to $8.8 billion at December 31, 2015, a decrease of $1.0 billion, or 11.4 percent. For the nine months ended September 30, 2016, the portfolio decreased due to principal paydowns and maturities of $1.2 billion, partially offset by purchases of $226 million primarily in agency-backed mortgage securities and debentures.
Securities classified as held-to-maturity are accounted for at cost with no adjustments for changes in fair value. For securities previously re-designated as held-to-maturity from available-for-sale, the net unrealized gains at the date of transfer will continue to be reported as a separate component of shareholders' equity and amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. Our estimated fixed income securities portfolio duration was 2.3 years and 2.7 years at September 30, 2016 and December 31, 2015, respectively.
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
Period-end non-marketable and other securities were $625.2 million at September 30, 2016 compared to $674.9 million at December 31, 2015, a decrease of $49.7 million, or 7.4 percent. Non-marketable and other securities, net of noncontrolling interests were $503.8 million at September 30, 2016, compared to $548.6 million at December 31, 2015. For the nine months ended September 30, 2016, the net $49.7 million decrease was due primarily to sales of investments included in our qualified affordable housing projects portfolio totaling $44.8 million. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$141,841	$41,236	$152,237	$44,485
Other venture capital investments (2)	2,040	218	2,040	218
Other securities (fair value accounting) (3)	579	126	548	124
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	84,904	66,387	85,705	69,314
Debt funds	18,971	18,971	21,970	21,970
Other investments (4)	128,422	128,422	118,532	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	115,113	115,113	120,676	120,676
Other investments	26,834	26,834	18,882	18,882
Investments in qualified affordable housing projects, net	106,474	106,474	154,356	154,356
Total non-marketable and other securities	$625,178	$503,781	$674,946	$548,557

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following funds and amounts attributable to SVBFG for each fund at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
SVB Strategic Investors Fund, LP	$17,940	$2,253	$20,794	$2,612
SVB Capital Preferred Return Fund, LP	57,488	12,390	60,619	13,064
SVB Capital—NT Growth Partners, LP	59,692	19,872	62,983	20,967
Other private equity fund	6,721	6,721	7,841	7,842
Total venture capital and private equity fund investments	$141,841	$41,236	$152,237	$44,485

(2)	The following table shows the amounts of other venture capital investments held by the following funds and amounts attributable to SVBFG for each fund at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Silicon Valley BancVentures, LP	$2,040	$218	$2,040	$218
Total other venture capital investments	$2,040	$218	$2,040	$218

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the amounts of our other investments (equity method accounting) at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Other investments:
China Joint Venture investment	$77,817	$77,817	$78,799	$78,799
Other investments	50,605	50,605	39,733	39,733
Total other investments	$128,422	$128,422	$118,532	$118,532
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
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had, as of September 30, 2016, an aggregate carrying value of approximately $204 million (and an aggregate fair value of $306 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2015 Form 10-K.)

Loans
Loans, net of unearned income increased by $2.4 billion to $19.1 billion at September 30, 2016, compared to $16.7 billion at December 31, 2015. Unearned income was $117 million at September 30, 2016 and $115 million at December 31, 2015. Total gross loans were $19.2 billion at September 30, 2016, an increase of $2.3 billion, compared to $16.9 billion at December 31, 2015. Period-end loans increased compared to December 31, 2015, primarily driven by the increases in our private equity/venture capital and SVB Private Bank portfolios. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$5,432,307	28.3%	$5,482,110	32.5%
Hardware	1,156,105	6.0	1,080,231	6.4
Private equity/venture capital	7,465,646	38.8	5,511,929	32.7
Life science/healthcare	1,745,410	9.1	1,724,545	10.2
Premium wine	191,591	1.0	202,808	1.2
Other	371,130	1.9	314,813	1.9
Total commercial loans	16,362,189	85.1	14,316,436	84.9
Real estate secured loans:
Premium wine	682,312	3.5	646,587	3.8
Consumer	1,834,370	9.5	1,543,340	9.2
Other	44,241	0.3	45,194	0.3
Total real estate secured loans	2,560,923	13.3	2,235,121	13.3
Construction loans	64,911	0.3	78,862	0.5
Consumer loans	240,905	1.3	226,712	1.3
Total gross loans	$19,228,928	100.0	$16,857,131	100.0

Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of September 30, 2016:

	September 30, 2016
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,271,238	$926,011	$1,378,604	$909,990	$946,464	$5,432,307
Hardware	249,799	205,960	247,443	189,443	263,460	1,156,105
Private equity/venture capital	627,776	663,399	1,026,388	1,053,087	4,094,996	7,465,646
Life science/healthcare	327,339	362,776	391,254	475,425	188,616	1,745,410
Premium wine	72,148	44,002	57,346	18,095	—	191,591
Other	105,360	29,066	75,715	48,555	112,434	371,130
Commercial loans	2,653,660	2,231,214	3,176,750	2,694,595	5,605,970	16,362,189
Real estate secured loans:
Premium wine	157,383	177,965	241,872	105,092	—	682,312
Consumer	1,590,449	194,336	49,585	—	—	1,834,370
Other	8,076	—	14,832	21,333	—	44,241
Real estate secured loans	1,755,908	372,301	306,289	126,425	—	2,560,923
Construction loans	18,573	18,677	27,661	—	—	64,911
Consumer loans	90,450	25,539	23,524	—	101,392	240,905
Total gross loans	$4,518,591	$2,647,731	$3,534,224	$2,821,020	$5,707,362	$19,228,928
At September 30, 2016, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $8.5 billion, or 44 percent of our portfolio. These loans represented 223 clients, and of these loans, $77.4 million were on nonaccrual status as of September 30, 2016 compared to $85.2 million as of December 31, 2015. The $7.8 million decrease in nonaccrual loans greater than $20 million to any single client was primarily attributable to the repayment of a sponsored buyout loan as a result of an acquisition, partially offset by a new nonaccrual sponsored buyout loan in our life science/healthcare loan portfolio.
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
The credit profile of our loan portfolio clients varies based on the nature of the lending we do for different market segments. Our three main market segments include (i) technology (software and internet, and hardware) and life science/healthcare, (ii) private equity/venture capital, and (iii) SVB Private Bank.
(i) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at all stages of their life cycles and represent the largest segments of our loan portfolio. The primary underwriting method for our technology and life science/healthcare portfolios are classified as investor dependent, balance sheet dependent, or cash flow dependent.

Investor dependent loans represent a relatively small percentage of our overall portfolio at 10 percent of total gross loans at September 30, 2016, compared to 12 percent at December 31, 2015. These loans are made to companies in both our early-stage and Growth stage segments. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

Balance sheet dependent loans, which includes asset-based loans, represented 13 percent of total gross loans at September 30, 2016 compared to 14 percent at December 31, 2015. Balance sheet dependent loans are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. Our asset-based lending, which includes working capital lines and accounts receivable factoring, represented seven percent and two percent of total gross loans at September 30, 2016 and December 31, 2015, respectively. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Cash flow dependent loans, which include sponsored buyout lending, represent our largest source of repayment within our technology and life science/healthcare loan portfolios at approximately 20 percent of total gross loans at September 30, 2016, compared to 23 percent of total gross loans at December 31, 2015. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented 11 percent of total gross loans at September 30, 2016, compared to 13 percent of total gross loans at December 31, 2015. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. At September 30, 2016, our lending to private equity/venture capital firms and funds represented 39 percent of total gross loans, compared to 33 percent of total gross loans at December 31, 2015. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. Our lending to SVB Private Bank clients represented 11 percent of total gross loans at both September 30, 2016 and December 31, 2015. Many of these clients have mortgages, which represented 84 percent of this portfolio at September 30, 2016; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 32 percent and 10 percent of our outstanding total gross loan balances as of September 30, 2016 were to borrowers based in California and New York, respectively, compared to 34 percent and 12 percent as of December 31, 2015. Other than California and New York, there are no states with gross loan balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2015 Form 10-K.
Credit Quality Indicators
As of September 30, 2016 and December 31, 2015, our total criticized loans and impaired loans represented six percent of our total gross loans. Criticized and impaired loans to early-stage clients represented 14 percent and 18 percent of our total criticized and impaired loan balances at September 30, 2016 and December 31, 2015. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at six percent of total gross loans. It is common for early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
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

(Dollars in thousands)	September 30, 2016	December 31, 2015
Gross nonaccrual, past due, and restructured loans:
Nonaccrual loans	$106,216	$123,392
Loans past due 90 days or more still accruing interest	125	—
Total nonperforming loans	106,341	123,392
OREO and other foreclosed assets	—	—
Total nonperforming assets	$106,341	$123,392
Performing TDRs	$14,503	$10,635
Nonperforming loans as a percentage of total gross loans	0.55%	0.73%
Nonperforming assets as a percentage of total assets	0.25	0.28
Allowance for loan losses	$240,565	$217,613
As a percentage of total gross loans	1.25%	1.29%
As a percentage of total gross nonperforming loans	226.22	176.36
Allowance for loan losses for nonaccrual loans	$44,348	$51,844
As a percentage of total gross loans	0.23%	0.31%
As a percentage of total gross nonperforming loans	41.70	42.02
Allowance for loan losses for total gross performing loans	$196,217	$165,769
As a percentage of total gross loans	1.02%	0.98%
As a percentage of total gross performing loans	1.03	0.99
Total gross loans	$19,228,928	$16,857,131
Total gross performing loans	19,122,587	16,733,739
Reserve for unfunded credit commitments (1)	35,924	34,415
As a percentage of total unfunded credit commitments	0.22%	0.22%
Total unfunded credit commitments (2)	$16,297,086	$15,614,359

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans decreased four basis points to 1.25 percent at September 30, 2016. The decrease of four basis points was reflective primarily of the decrease in our allowance for nonaccrual loans as a percentage of total gross loans by eight basis points, to 0.23 percent, at September 30, 2016, offset by an increase in our allowance for loan losses for performing loans as a percentage of total gross loans by four basis points, to 1.02 percent, at September 30, 2016 driven by a shift in the mix of our performing loan portfolio.
Our allowance for loan losses for nonaccrual loans was $44.3 million at September 30, 2016, compared to $51.8 million at December 31, 2015. The $7.5 million decrease in the allowance for nonaccrual loans reflected a $28.7 million reserve reduction as a result of charge-offs and a $12.4 million reserve reduction due to the repayment and improved credit of two of our sponsored buyout loans. The decrease was partially offset by $35.8 million of reserves on new nonaccrual loans.
Our nonperforming loans were $106.3 million at September 30, 2016, compared to $123.4 million at December 31, 2015. Our nonperforming loan balance decreased $17.1 million as a result of $57.1 million in repayments and $31.3 million in charge-offs, partially offset by $72.4 million in new nonaccrual loans. New nonaccrual loans of $72.4 million included $22.9 million from a sponsored buyout client in our life science/healthcare loan portfolio and $23.9 million from early-stage clients in our software and internet loan portfolio.
Nonaccrual loans at September 30, 2016, included $77.4 million from three clients (two life science/healthcare clients represented $45.9 million and one software and internet client represented $31.5 million). Nonaccrual loans at December 31, 2015 included $96.0 million from five clients (three software and internet clients represented $55.1 million and two life science/healthcare clients represented $40.9 million). None of these loans were from early-stage clients.

Average impaired loans for the three and nine months ended September 30, 2016 were $169.4 million and $165.1 million compared to $101.6 million and $68.0 million for the comparable 2015 periods. The $67.8 million increase in average impaired loans for the three months ended September 30, 2016 compared to September 30, 2015 was primarily from our hardware and life science/healthcare loan portfolios. The $97.1 million increase in average impaired loans during the nine months ended September 30, 2016, compared to September 30, 2015 was from our life science/healthcare, hardware and software and internet loan portfolios. If the impaired loans had not been impaired, $1.1 million and $3.8 million in interest income would have been recorded for the three and nine months ended September 30, 2016, compared to $1.1 million and $2.5 million for the comparable 2015 periods.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at September 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015	% Change
Derivative assets, gross (1)	$204,485	$175,083	16.8%
Foreign exchange spot contract assets, gross	104,524	142,832	(26.8)
Accrued interest receivable	99,263	107,604	(7.8)
FHLB and Federal Reserve Bank stock	57,466	56,991	0.8
Accounts receivable	95,049	48,662	95.3
Net deferred tax assets	24,676	73,941	(66.6)
Other assets	97,717	104,594	(6.6)
Total accrued interest receivable and other assets	$683,180	$709,707	(3.7)

(1)	See “Derivatives” section below.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The decrease of $38.3 million was due primarily to an overall decrease in activity at period-end.
Accounts Receivable
The increase of $46.4 million in accounts receivable was due primarily to a receivable of $25.0 million from sales of investments in our qualified affordable housing projects portfolio.
Net Deferred Tax Assets
The decrease of $49.3 million in net deferred tax assets primarily related to an increase in the fair value of our available-for-sale securities portfolio due to the decrease in market interest rates at period-end.

Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015	% Change
Assets:
Equity warrant assets	$145,340	$137,105	6.0%
Foreign exchange forward and option contracts	49,062	31,237	57.1
Interest rate swaps	1,324	2,768	(52.2)
Client interest rate derivatives	8,759	3,973	120.5
Total derivative assets	$204,485	$175,083	16.8
Liabilities:
Foreign exchange forward and option contracts	$(39,514)	$(26,353)	49.9
Client interest rate derivatives	(9,324)	(4,384)	112.7
Total derivative liabilities	$(48,838)	$(30,737)	58.9
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At September 30, 2016, we held warrants in 1,719 companies, compared to 1,652 companies at December 31, 2015. Warrants in 18 companies each had values greater than $1.0 million and collectively represented 36 percent of the fair value of the total warrant portfolio at September 30, 2016. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Balance, beginning of period	$129,800	$122,504	$137,105	$116,604
New equity warrant assets	5,251	3,544	9,857	8,877
Non-cash increases in fair value	16,788	8,924	21,989	29,034
Exercised equity warrant assets	(5,338)	(4,469)	(21,066)	(23,606)
Terminated equity warrant assets	(1,161)	(412)	(2,545)	(818)
Balance, end of period	$145,340	$130,091	$145,340	$130,091

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ need. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at September 30, 2016 was $7.1 million and our net exposure at December 31, 2015 was $3.0 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 9- “Derivative Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item I in this report.

Deposits
Deposits were $38.2 billion at September 30, 2016, a decrease of $0.9 billion, or 2.4 percent, compared to $39.1 billion at December 31, 2015. The decrease in deposits was due primarily to increased utilization of higher yielding off-balance sheet client investment funds by our early-stage clients.
At September 30, 2016, the aggregate balance of time deposit accounts individually equal to or greater than $250,000 totaled $38.1 million, compared to $53.9 million at December 31, 2015. At September 30, 2016, $38.1 million of the time deposit accounts individually equal to or greater than $250,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.
Short-Term Borrowings
We had $2.4 million in short-term borrowings at September 30, 2016, compared to $774.9 million at December 31, 2015. The decrease was due to the repayment of short-term borrowings utilized and outstanding at December 31, 2015.
Long-Term Debt
Our long-term debt was $796.0 million at September 30, 2016 and $796.7 million at December 31, 2015.
As of September 30, 2016, long-term debt included our 3.50% Senior Notes, 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 8–“Short-term Borrowings and Long-Term Debt” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item I in this report.
Other Liabilities
A summary of other liabilities at September 30, 2016 and December 31, 2015 is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015	% Change
Foreign exchange spot contract liabilities, gross	$118,194	$154,699	(23.6)%
Accrued compensation	102,394	151,134	(32.2)
Reserve for unfunded credit commitments	35,924	34,415	4.4
Derivative liabilities, gross (1)	48,838	30,737	58.9
Other	257,562	268,109	(3.9)
Total other liabilities	$562,912	$639,094	(11.9)

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The decrease of $36.5 million was due primarily to decreased client trade activity at period-end.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP/profit sharing and other compensation arrangements. The decrease of $48.7 million was primarily the result of 2015 incentive compensation payouts during the first quarter of 2016 as well as lower accruals for the nine months ended September 30, 2016 based on current expectations for our updated internal performance estimates for 2016.
Noncontrolling Interests
Noncontrolling interests totaled $130.3 million and $135.1 million at September 30, 2016 and December 31, 2015, respectively. The $4.8 million decrease was due primarily to net distributions of $8.2 million to limited partners from various managed funds of funds, partially offset by income attributable to noncontrolling interests of $3.4 million for the nine months ended September 30, 2016.
Fair Value Measurements

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$13,014,642	$145,260	$16,710,656	$137,208
As a percentage of total assets	30.1%	0.3%	37.4%	0.3%
Liabilities carried at fair value	$48,838	$—	$30,737	$—
As a percentage of total liabilities	0.1%	—%	0.1%	—%
As a percentage of assets carried at fair value		1.1%		0.8%
Financial assets valued using Level 3 measurements consist of our non-marketable investment securities in shares of private company stock and equity warrant assets (rights to shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 14—“Fair Value of Financial Instruments” of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
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
During the three and nine months ended September 30, 2016, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $21.1 million and $33.1 million, primarily due to valuation increases from our public and private company warrant portfolios and net gains realized on exercised warrant assets due to IPO and M&A activity. During the three and nine months ended September 30, 2015, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $11.6 million and $55.0 million.
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
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.6 billion at September 30, 2016, an increase of $0.4 billion, or 12.3 percent, compared to $3.2 billion at December 31, 2015. This increase was due primarily to net income of $283 million for the nine months ended September 30, 2016, an increase in the net balance of our accumulated other comprehensive income to $97 million from $15 million at December 31, 2015, and an increase in additional paid-in capital of $31 million attributable primarily to amortization of share-based compensation. The increase in our accumulated other comprehensive income was driven primarily by a $158 million increase in the fair value of our AFS securities portfolio ($93 million net of tax), which resulted from a decrease in period-end market interest rates at September 30, 2016, as compared to market interest rates at December 31, 2015.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of September 30, 2016 and December 31, 2015. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized”, are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	September 30, 2016	December 31, 2015	"Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	12.75%	12.28%	6.5%	4.5%
Tier 1 risk-based capital ratio	13.21	12.83	8.0	6.0
Total risk-based capital ratio	14.22	13.84	10.0	8.0
Tier 1 leverage ratio	8.35	7.63	N/A	4.0
Tangible common equity to tangible assets ratio (1)	8.30	7.16	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.11	12.34	N/A	N/A
Bank:
CET 1 risk-based capital ratio	12.77%	12.52%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.77	12.52	8.0	6.0
Total risk-based capital ratio	13.83	13.60	10.0	8.0
Tier 1 leverage ratio	7.74	7.09	5.0	4.0
Tangible common equity to tangible assets ratio (1)	7.98	6.95	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.14	12.59	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Both SVB Financial’s and the Bank's risk-based capital ratios (CET 1, tier 1 and total risk-based capital) increased as of September 30, 2016, compared to the same ratios as of December 31, 2015. The increases were a result of the proportionally higher increase in our capital compared to the increases in risk-weighted assets during the nine months ended September 30, 2016. Increased capital was reflective primarily of year-to-date earnings. The growth in period-end risk-weighted assets was primarily from loan growth, partially offset by a decrease in fixed income securities. SVB Financial's and the Bank's tier 1 leverage ratios increased 72 basis points and 65 basis points, respectively, as of September 30, 2016, compared to December 31, 2015. The higher tier 1 leverage ratios were reflective of the increase in tier 1 capital from net income and the decrease in average assets resulting from the decrease in both cash and fixed income investment securities, partially offset by loan growth. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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

The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended September 30, 2016 and December 31, 2015:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (dollars in thousands, except ratios)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
GAAP SVBFG stockholders’ equity	$3,593,051	$3,198,134	$3,405,028	$3,059,045
Tangible common equity	$3,593,051	$3,198,134	$3,405,028	$3,059,045
GAAP Total assets	$43,274,037	$44,686,703	$42,651,702	$44,045,967
Tangible assets	$43,274,037	$44,686,703	$42,651,702	$44,045,967
Risk-weighted assets	$27,407,756	$25,919,594	$25,909,301	$24,301,043
Tangible common equity to tangible assets	8.30%	7.16%	7.98%	6.95%
Tangible common equity to risk-weighted assets	13.11	12.34	13.14	12.59
Both the tangible common equity to tangible assets ratio and tangible common equity to risk-weighted assets ratio increased for SVB Financial and the Bank. The increases are a result of the proportionally higher increase in our capital compared to the changes in total and risk-weighted assets during the nine months ended September 30, 2016. Increased capital is reflective primarily of 2016 year-to-date earnings. Total assets decreased as a result of the sale of $2.9 billion of U.S. Treasury securities, partially offset by loan growth during the nine months ended September 30, 2016. The growth in period-end risk-weighted assets was primarily from loan growth, partially offset by a decrease in fixed income securities. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
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

Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives off the balance sheet which may impact deposit levels. At September 30, 2016, our period-end total deposit balances were $38.2 billion, compared to $39.1 billion at December 31, 2015.
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
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2016 and 2015. For further details, see our "Interim Consolidated Statements of Cash Flows (Unaudited)" under Part I, Item 1 of this report.

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Average cash and cash equivalents	$2,437,763	$2,388,660
Percentage of total average assets	5.6%	6.0%
Net cash provided by operating activities	$273,004	$254,207
Net cash provided by (used for) investing activities	2,472,444	(3,372,109)
Net cash (used for) provided by financing activities	(1,727,386)	2,981,033
Net increase (decrease) in cash and cash equivalents	$1,018,062	$(136,869)
Average cash and cash equivalents increased by $49 million, or 2.1 percent, to $2.4 billion for the nine months ended September 30, 2016, compared to $2.4 billion for the comparable 2015 period.
Cash provided by operating activities was $273.0 million for the nine months ended September 30, 2016, reflective primarily of net income before noncontrolling interests of $286.6 million, partially offset by a $48.7 million reduction of compensation accruals during the nine months ended September 30, 2016, primarily from the incentive compensation payouts during the first quarter of 2016, offset by incentive compensation accruals for 2016.
Cash provided by investing activities of $2.5 billion for the nine months ended September 30, 2016 was driven by $2.9 billion in proceeds from the sale of U.S. Treasury securities and $2.2 billion from maturities and principal paydowns from our fixed income securities investment portfolio, partially offset by $2.4 billion in loan growth.
Cash used for financing activities was $1.7 billion for the nine months ended September 30, 2016, primarily reflective of a net decrease of $1.0 billion in deposits and $0.8 billion of payments on our overnight short-term borrowings.
Cash and cash equivalents were $2.5 billion and $1.7 billion, respectively, at September 30, 2016 and September 30, 2015.

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
Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of changes in market interest rates on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. Changes in market interest rates that affect us are principally short-term interest rates and include the following: (i) National Prime and SVB Prime rates; (ii) 1-month and 3-month LIBOR; and (iii) Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, deposit pricing generally follows overall changes in short-term interest rates.
For the period ended September 30, 2016, an assumption change was applied to the EVE simulation model for the discount spreads applied to our loan balances. Prior to this change, discount spread assumptions were derived utilizing the historical data of new loans that had originated in the previous month. The new methodology derives loan discount spread assumptions utilizing a historical rolling six-month average of new loan originations. The assumption change produced a lower overall discount spread on our loan balances at September 30, 2016, ultimately resulting in a higher base case EVE of $303 million and a lower base case estimated NII of $4 million, as compared to the respective base cases as derived under the old methodology. We believe the new methodology produces a discount spread assumption that is more stable from period to period and better represents the overall market for our loan balances.
This assumption change did not have a significant impact on NII sensitivity results, nor did it substantially change the EVE sensitivity profile. The impact of this modeling change was primarily to the overall level of EVE.

The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points at September 30, 2016, presented under both the new and old methodologies for comparative purposes, and at December, 31, 2015, as previously reported:

Change in interest rates (basis points) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
September 30, 2016: (New Assumptions)
200	$6,013,687	$1,782,164	42.1%	$1,548,731	$367,393	31.1%
100	4,934,132	702,609	16.6	1,364,926	183,588	15.5
—	4,231,523	—	—	1,181,338	—	—
-100	4,829,973	598,450	14.1	1,117,248	(64,090)	(5.4)
-200	4,826,240	594,717	14.1	1,102,758	(78,580)	(6.7)

September 30, 2016: (Old Assumptions)
200	$5,721,750	$1,792,829	45.6%	$1,552,804	$367,414	31.0%
100	4,635,267	706,346	18.0	1,368,988	183,598	15.5
—	3,928,921	—	—	1,185,390	—	—
-100	4,512,935	584,014	14.9	1,121,284	(64,106)	(5.4)
-200	4,506,188	577,267	14.7	1,106,768	(78,622)	(6.6)

December 31, 2015:
200	$6,007,061	$1,783,649	42.2%	$1,454,889	$268,242	22.6%
100	5,166,410	942,998	22.3	1,318,584	131,937	11.1
—	4,223,412	—	—	1,186,647	—	—
-100	4,350,421	127,009	3.0	1,127,223	(59,424)	(5.0)
-200	4,548,417	325,005	7.7	1,095,854	(90,793)	(7.7)
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
Our base case EVE as of September 30, 2016 increased from December 31, 2015 by $8 million as a result of balance sheet mix changes, as well as yield curve changes. At September 30, 2016, as compared to December 31, 2015, total loan balances increased $2.4 billion, while total investment securities decreased $4.7 billion, primarily due to sales of AFS securities and fixed income portfolio maturities. Additionally, total deposit decreases of $953 million were offset by cash and cash equivalent balance increases of $1.0 billion.
Marginally higher LIBOR rates in the 3- to 12-month term points continue to drive a relatively flat yield curve compared to December 31, 2015. Higher rates contributed to a $240 million decrease in EVE sensitivity in the +100 bps rate shock scenario while higher rates in the -100 and -200 bps rate shock scenarios contributed to increases of $471 million and $270 million, respectively. Changes in all three of these scenarios are can be attributed to the increase in the yield curve described above, which causes the discount curves for loans and deposits to hit fewer floors as compared to the curve as of December 31, 2015.

This allows more of the impact from a downward rate shock to flow through the valuation. The balance sheet changes described previously were not a significant factor in the change in sensitivity relative to December 31, 2015 results.
12-Month Net Interest Income Simulation
Our estimated 12-month base case NII forecast at September 30, 2016 decreased from December 31, 2015 by $5 million, primarily due to the change in balance sheet composition as noted above. Higher-yielding investment portfolio instruments are being replaced by lower-yielding floating rate loans, however, the decrease in asset yield is being mitigated to some extent by a decrease in interest expense due to balance sheet runoff in interest bearing deposits.
NII sensitivity at September 30, 2016 in the +100 and +200 bps interest rate shock scenarios increased $52 million and $99 million, respectively, as compared to December 31, 2015. These changes are due primarily to the changing composition of the balance sheet as noted above. Specifically, an increase in floating rate loans coupled with lower interest bearing deposit balances causes NII to increase in a rising rate environment.
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

SVB Financial Group

Date: November 8, 2016	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: November 8, 2016	/s/ KAMRAN HUSAIN
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