Form 10-K
period 2016-12-31
SVB FINANCIAL GROUP
filed 2017-02-28
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity securities held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $4,950,763,251.
At January 31, 2017, 52,310,466 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2017 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2016	Part III

Glossary of Frequently-used Acronyms in this Report

AICPA— American Institute of Certified Public Accountants
AFS— Available-for-Sale
APIC— Additional Paid-in Capital
ASC— Accounting Standards Codification
ASU— Accounting Standards Update
CET— Common Equity Tier
DBO— California Department of Business Oversight - Division of Financial Institutions
EHOP— Employee Home Ownership Program of the Company
EPS— Earnings Per Share
ERI— Energy and Resource Innovation
ESOP— Employee Stock Ownership Plan of the Company
ESPP— 1999 Employee Stock Purchase Plan of the Company
FASB— Financial Accounting Standards Board
FDIC— Federal Deposit Insurance Corporation
FHLB— Federal Home Loan Bank
FINRA— Financial Industry Regulatory Authority
FRB— Federal Reserve Bank
FTE— Full-Time Employee
FTP— Funds Transfer Pricing
GAAP— Accounting principles generally accepted in the United States of America
HTM— Held-to-Maturity
IASB— International Accounting Standards Board
IFRS— International Financial Reporting Standards
IPO— Initial Public Offering
IRS— Internal Revenue Service
IT— Information Technology
LIBOR— London Interbank Offered Rate
M&A— Merger and Acquisition
OTTI— Other Than Temporary Impairment

SEC— Securities and Exchange Commission
SPD-SVB— SPD Silicon Valley Bank (the Bank's joint venture bank in China)
TDR— Troubled Debt Restructuring
UK— United Kingdom
VIE— Variable Interest Entity

Forward-Looking Statements
This Annual Report on Form 10-K, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of this report, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, management has in the past and may in the future make forward-looking statements to analysts, investors, representatives of the media and others. Forward-looking statements are statements that are not historical facts and represent only our beliefs regarding future events. Broadly speaking, forward-looking statements include, but are not limited to, the following:

•
Financial projections, including with respect to our net interest income, noninterest income, earnings per share, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, liquidity and capitalization or other financial items;

•	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions;

•	Forecasts of private equity and venture capital funding and investment levels;

•	Forecasts of future interest rates, economic performance, and income from investments;

•	Forecasts of expected levels of provisions for loan losses, loan growth and client funds; and

•	Descriptions of assumptions underlying or relating to any of the foregoing.

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” "could," "would," “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “seek,” “expect,” “plan,” “intend,” the negative of such words or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may prove to be incorrect. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:

•	Market and economic conditions, including the interest rate environment, and the associated impact on us;

•	The credit profile and credit quality of our loan portfolio and volatility of our levels of nonperforming assets and charge-offs;

•	The adequacy of our allowance for loan losses and the need to make provisions for loan losses for any period;

•	The borrowing needs of our clients;

•	The sufficiency of our capital and liquidity positions;

•	The levels of loans, deposits and client investment fund balances;

•
The performance of our portfolio investments as well as the general condition of the public and private equity and mergers and acquisitions markets and their impact on our investments, including equity warrant assets, venture capital and private equity funds and direct equity investments;

•	Our overall investment plans and strategies as well as the realization, timing, valuation and performance of our equity or other investments;

•	The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients;

•	The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents;

•	Business disruptions and interruptions due to natural disasters and other external events;

•	The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	Expansion of our business internationally;

•	The impact of governmental policy, legal requirements and regulations including the Dodd-Frank Act, the Volcker Rule and Federal Reserve and other regulatory requirements;

•	The impact of lawsuits and claims, as well as legal or regulatory proceedings;

•	Changes in accounting standards and tax laws;

•	The levels of equity capital available to our client or portfolio companies;

•	The effectiveness of our risk management framework and quantitative models;

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives; and

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A of this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements. We urge investors to consider all of these factors, among others, carefully in evaluating the forward-looking statements contained in this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Annual Report on Form 10-K, except as required by law.

PART I.

ITEM 1.	BUSINESS
General
SVB Financial Group ("SVB Financial") is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a diverse set of banking and financial products and services to clients across the United States, as well as in key international innovation markets. For over 30 years, we have been dedicated to helping support entrepreneurs and clients of all sizes and stages throughout their life cycles, primarily in the technology, life science/healthcare, private equity/venture capital and premium wine industries.
We offer commercial and private banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. The Bank and its subsidiaries also offer asset management, private wealth management, brokerage and other investment services. In addition, through SVB Financial's other subsidiaries and divisions, we offer non-banking products and services, such as funds management and business valuation services. In addition, we focus on cultivating strong relationships with firms within the private equity and venture capital community worldwide, many of which are also our clients and may invest in our corporate clients.
As of December 31, 2016, on a consolidated basis, we had total assets of $44.7 billion, total investment securities of $21.7 billion, total loans, net of unearned income, of $19.9 billion, total deposits of $39.0 billion and total SVB Financial stockholders' equity of $3.6 billion.
Headquartered in Santa Clara, CA, we operate in key innovation markets in the United States and around the world. Our corporate office is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is (408) 654-7400.
When we refer to “SVB Financial Group,” "SVBFG," the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial” or the “Parent” we are referring only to our parent company entity, SVB Financial Group (not including subsidiaries).
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
Commercial Bank. Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients primarily in the technology, life science/healthcare, and private equity/venture capital industries. The Bank provides solutions to the financial needs of commercial clients through credit, global treasury management, foreign exchange, global trade finance, and other services. We broadly serve clients within the U.S., as well as non-U.S. clients in key international innovation markets.
Through our credit products and services, the Bank extends loans and other credit facilities to commercial clients. In particular, credit products and services include traditional term loans, equipment loans, asset-based loans, revolving lines of credit, accounts-receivable-based lines of credit, capital call lines of credit and credit cards. These loans may be secured by clients' assets or future cash flows or may be unsecured.
The Bank's global treasury management products and services include a wide range of deposits and receivables, payments, and cash management solutions accessible through our expanding online and mobile banking platforms. Deposit products include business and analysis checking accounts, money market accounts, multi-currency accounts, in-country bank accounts and sweep accounts. In connection with deposit services, the Bank provides receivables services, which include merchant services, remote capture, lockbox, electronic deposit capture, and fraud control services. Payment and cash management products and services include wire transfer and automated clearing house payment services to enable clients to transfer funds more quickly, as well as business bill pay, business credit and debit cards, account analysis, and disbursement services.
The Bank's foreign exchange and global trade products and services help to facilitate clients' global finance and business needs. These products and services include foreign exchange services that help commercial clients to manage their foreign currency needs and risks through the purchase and sale of currencies, swaps and hedges on the global inter-bank market. The

Bank also offers letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.
The Bank and its subsidiaries also offer a variety of investment services and solutions to its clients that enable them to more effectively manage their assets. For example, through its registered investment advisory subsidiary, SVB Asset Management, the Bank offers discretionary investment advisory services based on its clients' investment policies, strategies and objectives. The Bank also offers investment solutions through our repurchase agreement program.
Private Equity Division. Our Private Equity Division provides banking products and services primarily to our private equity and venture capital clients.
SVB Wine. SVB Wine provides banking products and services to our premium wine industry clients, including vineyard development loans.
SVB Analytics. SVB Analytics, Inc. ("SVB Analytics") provides equity valuation services to companies and private equity/venture capital firms.
Debt Fund Investments. Debt Fund Investments is comprised of our investments in debt funds in which we are a strategic investor: (i) funds managed by Gold Hill Capital, which provide secured debt to private companies of all stages, and (ii) funds managed by Partners for Growth-LLC, which provide secured debt primarily to mid-stage and late-stage companies.
SVB Private Bank
SVB Private Bank is the private banking division of the Bank, which provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending products. We also help our private banking clients meet their cash management needs by providing deposit account products and services, including checking, money market, certificates of deposit accounts, online banking, credit cards and other personalized banking services. SVB Private Bank also includes SVB Wealth Advisory, an investment advisory subsidiary of the Bank, which provides private wealth management services to individual clients.
SVB Capital
SVB Capital is the venture capital investment arm of SVB Financial Group, which focuses primarily on funds management. SVB Capital manages over $3.0 billion of funds on behalf of third party limited partner investors and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily through investment returns (including carried interest) and management fees. See Note 2-“Summary of Significant Accounting Policies-Principles of Consolidation and Presentation” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report.
For more information about our three operating segments, including financial information and results of operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Operating Segment Results” under Part II, Item 7 of this report, and Note 21—"Segment Reporting" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
Revenue Sources
Our total revenue is comprised of our net interest income and noninterest income. Net interest income on a fully taxable equivalent basis and noninterest income for the year ended December 31, 2016 were $1.2 billion and $457 million, respectively.
Net interest income accounts for the major portion of our earnings. It is comprised primarily of income generated from interest rate spread differences between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our fixed income securities portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings. Our deposits are largely obtained from commercial clients within our technology, life science/healthcare and private equity/venture capital industry sectors. We also obtain deposits from the premium wine industry commercial clients and from our SVB Private Bank clients. Other than our Private Bank clients, we do not obtain deposits from retail or consumer banking sources.
Noninterest income is primarily income generated from our fee-based services and gains on our investments and derivative securities. We offer a wide range of fee-based financial services to our clients, including global commercial banking, private banking and other business services. We believe our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Additionally, we hold available-for-sale, held-to-maturity, non-marketable and marketable investment securities. Subject to applicable regulatory requirements, we manage and invest in private equity/venture capital funds that invest directly in privately-held companies, as well as funds that invest in other private equity/venture capital funds. Gains on these investments are reported in our consolidated statements of income and include noncontrolling interests. We also recognize gains from warrants to acquire stock in client companies, which we obtain in connection with negotiating credit facilities and certain other services. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Income-Gains on Investment Securities, Net” - and "-Gains on Derivative Instruments, Net" under Part II, Item 7 of this report.
We derive substantially all of our revenue from U.S. clients.  We derived less than 10 percent of our total revenues from foreign clients for each of 2016, 2015 and 2014.
Client Niches
We provide products and services to serve the needs of our clients in each of the niches described below. We serve our commercial company clients throughout their life cycles, beginning with the emerging, start-up stage and progressing through later stages as their needs mature and expand, primarily in the technology and life science/healthcare industries. We also serve other targeted client niches --- private equity and venture capital firms, premium wine and private banking/wealth management.
Technology and Life Science/Healthcare
We serve a variety of clients in the technology and life science/healthcare industries. Our technology clients tend to be in the industries of: hardware (such as semiconductors, communications, data, storage, and electronics); software and internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation ("ERI"). Because of the diverse nature of ERI products and services, ERI-related loans are reported under our hardware, software and internet, life science/healthcare and other commercial loan categories, as applicable, for loan-related reporting. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. A key component of our technology and life science/healthcare business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We serve these clients primarily through three practices:

•
Our SVB Accelerator practice focuses on serving our “emerging” or “early-stage” clients. These clients are generally privately-held companies in the start-up or early stages of their life cycles and funded by friends and family, “seed” or “angel” investors, or have gone through an initial round of venture capital financing. They are typically engaged primarily in research and development activities, have little or no revenue and may have brought only a few products or services to market, if any. SVB Accelerator clients tend to have annual revenues below $5 million, and many are pre-revenue companies.

•
Our SVB Growth practice serves our “mid-stage” and “late-stage” clients. These clients are generally privately-held companies in the intermediate or later stages of their life cycles, and are often dependent on venture capital for funding. However, some of these clients are in the more advanced stages of their life cycles and may be publicly-held or poised to become publicly-held. Our SVB Growth clients generally have a more established product or service offering in the market and may be in a period of expansion. SVB Growth clients tend to have annual revenues between $5 million and $75 million.

•
Our SVB Corporate Finance practice primarily serves our large corporate clients, which are more mature and established companies. These clients are generally publicly-held or large privately-held companies and have a more sophisticated product or service offering in the market. SVB Corporate Finance clients tend to have annual revenues over $75 million.

In addition, our Sponsored Finance group provides debt financing in support of private equity sponsored company acquisitions, primarily technology and life science/healthcare companies.

Private Equity/Venture Capital
We serve clients in the private equity/venture capital community, many of whom are investors in the portfolio company clients we bank. In particular, we provide credit facilities to our private equity/venture capital clients, including capital call lines of credit, the repayment of which is dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by the firms.
Since our founding, we have cultivated strong relationships within the venture capital community, which has over time expanded into the private equity community. We believe our network helps to facilitate deal flow opportunities between these private equity/venture capital firms and the companies within the markets we serve.

Premium Wine
We are one of the leading providers of financial services to premium wine producers across the Western United States, primarily in California’s Napa Valley, Sonoma County and Central Coast regions, as well as the Pacific Northwest. We focus on vineyards and wineries that produce grapes and premium wines.
Private Bank/Wealth Management
We provide private banking and wealth management services to consumer clients, including private equity/venture capital professionals and executive leaders of the innovation companies we support. We offer private banking, cash management and wealth management services in meeting their personal banking and financial needs.

Competition
The banking and financial services industry is highly competitive and continues to evolve as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our competitors include other banks, debt funds, specialty and diversified financial services intermediaries and other “Fintech” disruptors that offer lending, leasing, payments, investment, foreign currency exchange, advisory and other financial products and services to our target client base. For example, we compete with alternative lenders, such as “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have emerged in recent years. We also compete with non-financial service providers, particularly payment facilitators and processors, as well as other nonbanking technology providers in the payments industry which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. The principal competitive factors in our markets include product offerings, service, pricing, and transaction size and structure. Given our established market position within the client segments that we serve, our continued efforts to develop products and services, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in the markets in our core business areas.
Employees
As of December 31, 2016, we employed 2,311 full-time equivalent employees.
Supervision and Regulation
Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the stability of the U.S. banking system as well as the protection of depositors and the Deposit Insurance Fund (the “DIF”). This regulation is not intended for the benefit of our security holders. As a bank holding company that has elected financial holding company status, SVB Financial Group is subject to primary inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve, as well as the California Department of Business Oversight (the “DBO”) - Division of Financial Institutions. In addition, and to the extent provided by law, the Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the DIF. Our consumer banking activities also are subject to regulation and supervision by the Consumer Financial Protection Bureau (the “CFPB”). SVB Financial Group and its other non-bank subsidiaries are also subject to regulation by the Federal Reserve and other applicable federal and state regulatory agencies and self-regulatory organizations, including the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). In addition, we are subject to regulation by certain foreign regulatory agencies in international jurisdictions where we conduct, or may in the future wish to conduct, business, including the United Kingdom, Israel, Hong Kong and China. (See “-International Regulation” below.)
The following discussion of statutes and regulations is a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion. Regulators, the U.S. Congress, state legislatures and international consultative and standard setting bodies continue to enact rules, laws and policies to regulate the financial services industry and public companies in an effort to protect consumers and investors, and may have differing interpretations in the implementation of such rules. As a result, the precise nature of these laws and regulations and the effect of such policies on the Company’s business cannot be predicted and in some cases, may have a material and adverse effect on our business, financial condition, and/or results of operations.

Regulation of SVB Financial
Under the BHC Act, SVB Financial, as a bank holding company, is subject to the Federal Reserve’s regulation and its authority to, among other things:

•	Require periodic reports and such other additional information as the Federal Reserve may require in its discretion;

•	Require the maintenance of certain minimum levels of capital and capital adequacy standards;

•	Restrict the ability of bank holding companies to service debt, pay dividends or receive dividends or other distributions from their subsidiary banks;

•	Require prior approval for senior executive officer and director changes under certain circumstances;

•
Require that bank holding companies serve as a source of financial and managerial strength to their banks and commit resources as necessary to support their banks. The determination of a bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, a violation of Federal Reserve regulations or otherwise inconsistent with applicable statutory standards, or all of the foregoing;

•
Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary, or if there is a failure to maintain certain capital and management standards;

•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem our securities in certain situations; and

•
Require approval of acquisitions and mergers with banks and large financial companies and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. Similar California and other state banking agency approvals may also be required.

Bank holding companies generally are prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of 5% or more of any class of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company, SVB Financial generally may engage in these nonbanking activities and certain other broader securities, insurance, merchant banking and other activities that the Federal Reserve has determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval, subject to the requirement imposed by the Dodd‑Frank Act (defined below) that SVB Financial must obtain prior Federal Reserve approval (subject to certain exceptions) in order to acquire a nonbanking company engaged in financial activities with more than $10 billion in consolidated assets.
Pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), in order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act (“CRA”). In addition, pursuant to the Dodd-Frank Act (defined below), a financial holding company, and no longer just bank subsidiaries thereof, is required to be well-capitalized and well-managed. Failure to maintain compliance with these requirements or correct any non-compliance within a specified time could lead to divestiture of subsidiary banks, require all activities to conform to those permissible for a bank holding company (as opposed to the greater range of activities permissible for a financial holding company), or subject the financial holding company to other regulatory restrictions.
Because SVB Financial is a holding company, our rights and the rights of our creditors and security holders to participate in the assets of any of our subsidiaries upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors, except to the extent we may ourselves be a creditor with recognized claims against the subsidiary. In addition, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to us or to our non−bank subsidiaries, including certain investment funds to which the Bank serves as an investment adviser, whether in the form of loans or other extensions of credit, including a purchase of assets subject to an agreement to repurchase, securities investments, the borrowing or lending of securities to the extent that the transaction causes the Bank or a subsidiary to have credit exposure to the affiliate, or certain other specified types of transactions, as discussed in further detail below. Further, loans and other extensions of credit by the Bank to us or any of our non−bank subsidiaries are required to be secured by specified amounts of collateral and are required to be on terms and conditions consistent with safe and sound banking practices.
SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by and may be required to file reports with the DBO.

Securities Registration and Listing
SVB Financial’s securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. As such, SVB Financial is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, LLC.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended to make significant structural reforms to the financial services industry. The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital levels and liquidity management requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector. Various aspects of the Dodd-Frank Act apply based on the asset size of the financial institution. Among other things, the Dodd-Frank Act provides for:

•	Capital standards applicable to bank holding companies that may be no less stringent than those generally applicable to insured depository institutions;

•	Annual stress tests for financial entities, including SVB Financial and the Bank;

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

•	The authority of the CFPB to directly examine those financial institutions with $10 billion or more in assets, such as SVB Financial, for compliance with the regulations promulgated by the CFPB;

•
Limits, or the imposition of significant burdens and compliance and other costs on, certain activities previously conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds and restrictions on debit charge interchange fees; and

•
The establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

The Dodd-Frank Act also requires the issuance of numerous implementing regulations, some of which have not yet been issued. Some of the final regulations will continue to take effect over several more years, continuing to make it difficult to anticipate the overall impact to us, our customers, or the financial industry in general. Individually and collectively, both the proposed and final regulations resulting from the Dodd-Frank Act may materially and adversely affect our businesses, financial conditions and results of operations. Further, the Dodd-Frank Act imposes enhanced prudential standards on bank holding companies with total consolidated assets of $50 billion or more. See "-Enhanced Prudential Standards" below. As we approach a total consolidated asset size of $50 billion, we may experience heightened regulatory expectations with respect to our risk management practices and other matters, even though we are not yet formally subject to such enhanced prudential standards.

Enhanced Prudential Standards
Under the Federal Reserve’s regulations implementing the Dodd-Frank Act’s enhanced prudential standards, bank holding companies with $50 billion or more in total consolidated assets are subject to more stringent prudential requirements, including requirements for risk-based and leverage capital, liquidity management, risk management, resolution planning, supervisory capital stress testing and capital planning, single counterparty credit exposure limits, and early remediation. Certain requirements, including the single counterparty credit exposure limits and early remediation standards, have not yet been finalized and implemented.

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

•
Comprehensive Capital Analysis and Review (“CCAR”). Bank holding companies are required to submit an annual capital plan to the Federal Reserve. Failure to submit a satisfactory plan can result in restrictions on the payment of dividends as well as other restrictions. Currently, a bank holding company must comply with the requirements of the CCAR program on January 1 of the first year after becoming subject to enhanced prudential standards. Under recently finalized, but not yet effective, modifications to the Federal Reserve’s capital planning and stress testing rules, bank holding companies that first become subject to enhanced prudential standards on or before September 30 of a given calendar year must comply with the requirements of the rules on January 1 of the following year.  In contrast, bank holding companies that first become subject to enhanced prudential standards after September 30 of a given calendar year need not comply with the requirements of the capital plan rule until January 1 of the second following year.  These modifications also narrow the bases upon which the Federal Reserve may object to a capital plan for “large and noncomplex” bank holding companies.  A large and noncomplex bank holding company is defined as a bank holding company that has less than $250 billion in total consolidated assets, less than $75 billion in non-bank assets and is not a global systemically important bank holding company under the Federal Reserve’s rules.  Specifically, for large and noncomplex bank holding companies, the Federal Reserve may object to a capital plan if it determines that the bank holding company has not demonstrated an ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the relevant planning horizon.  With respect to bank holding companies that are not large and noncomplex, the Federal Reserve may object on a broader range of bases, including so-called “qualitative” bases.

•
Stress Testing. Bank holding companies are required to submit to the Federal Reserve the results of a mid-year and annual company-run stress test and make summaries of such results available to the public. SVB Financial is currently subject to the annual company-run stress test requirements by virtue of having more than $10 billion in total consolidated assets. In addition, bank holding companies are subject to an annual supervisory stress test conducted by the Federal Reserve, which publicly discloses summaries of the results of the supervisory stress tests. Currently, if a bank holding company becomes subject to the bi-annual company-run and annual supervisory stress test requirements on or before March 31st of a given year, it must comply with such requirements on January 1st of the following year. However, if a bank holding company becomes subject to the requirements after March 31st of a given year, it must comply with the requirements on January 1st of the second year following the year in which it becomes subject to the requirements. Under the Federal Reserve’s recently finalized modifications to its capital planning and stress testing rules, bank holding companies would become subject to stress testing requirements in the year following the first year in which the bank holding company submits a capital plan.

•
Resolution Planning. Bank holding companies are required to annually submit to the Federal Reserve and the FDIC a plan for rapid and orderly resolution in the event of material financial distress or failure. Separately, under its regulatory authority, the FDIC requires insured depository institutions that have average total consolidated assets of $50 billion or more, based on a four-quarter average, to annually submit to the FDIC a plan that enables the FDIC as receiver to resolve the bank under Sections 11 and 13 of the Federal Deposit Insurance Act, as amended (the “FDIA”). A bank holding company or bank must submit its first resolution plan by the next July 1st following the date it becomes subject to the rule, provided the submission date occurs at least 270 days after it becomes subject to the rule.

•
Liquidity Coverage Ratio. Pursuant to the Liquidity Coverage Ratio (“LCR”) requirement, bank holding companies are required to maintain high-quality liquid assets in accordance with specific quantitative requirements. A modified, less stringent version of the Federal Reserve’s LCR rule applies to bank holding companies with greater than $50 billion in total consolidated assets, but less than $250 billion in total consolidated assets and $10 billion in on-balance sheet foreign exposures (so-called “advanced approaches” banking organizations). The modified LCR rule, which would apply to SVB Financial upon our becoming subject to enhanced prudential standards, requires subject bank holding companies to maintain sufficient high-quality liquid assets to meet 70 percent of anticipated cash outflows (as calculated under the rule) on the last business day of the applicable calendar month. A bank holding company must comply with the modified LCR rule on the first day of the first quarter after becoming subject to it.

•
Risk Management. Bank holding companies must comply with enhanced risk management requirements. These requirements impose standards on the Board of Directors’ risk committee and for a chief risk officer. The enhanced prudential requirements also impose liquidity risk management standards and require subject bank holding companies to conduct regular liquidity stress testing over various time horizons and maintain a buffer of liquid assets based on the results of such stress testing. Bank holding companies are required to comply with such risk management and liquidity risk management requirements on the first day of the fifth quarter after becoming subject to the enhanced prudential standards.

•
Pillar III Disclosure. Bank holding companies are required to make timely qualitative and quantitative disclosures about their regulatory capital, referred to as “Pillar III disclosures.” Quantitative disclosures must be made quarterly, and qualitative disclosures that do not change each quarter may be disclosed annually. Bank holding companies are required to make Pillar III disclosures after reporting $50 billion or more in total consolidated assets in their year-end financial reports to the Federal Reserve. Because the disclosures are backward-looking, a bank holding company makes its first disclosures with respect to data from prior quarters.

Regulation of Silicon Valley Bank
The Bank is a California state-chartered bank, a member of the Federal Reserve and a member of the FDIC. The Bank is subject to primary supervision, periodic examination and regulation by the DBO and the Federal Reserve, as the Bank’s primary federal regulator. In general, under the California Financial Code, California banks have all the powers of a California corporation, subject to the general limitation of state bank activities and investments under the FDIA. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their transactions with affiliates, their foreign operations, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the DBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the Federal Reserve, and separately FDIC as insurer of the Bank’s deposits, have prudential authority to:

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

Regulatory Capital
In July 2013, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency (the “OCC”) published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The agencies said that they believe the new rules will result in capital requirements that better reflect banking organizations’ risk profiles. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to the internationally agreed regulatory capital framework adopted by the Basel Committee on Banking Supervision (the “Basel Committee”). The new rules became effective for SVB Financial and the Bank in January 2015, with some rules being transitioned into full effectiveness over two to four years. The new capital rules, among other things, (i) require elevated capital levels for the Bank and SVB Financial; (ii) introduce a new capital measure limited to common equity called “Common Equity Tier 1” (“CET1”) and a related regulatory capital ratio of CET 1 to risk-weighted assets; (iii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements; (iv) change the risk-weightings of certain on- and off-balance sheet assets for purposes of risk-based capital ratios; (v) create an additional capital conservation buffer (which will limit dividends and other discretionary bonus payments to certain executive officers if not satisfied) above the required capital ratios; (vi) limit what qualifies as capital for purposes of meeting the various capital requirements; (vii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios; and (viii) expand the scope of the deductions from, and adjustments to, capital as compared to prior regulations. The Basel Committee is engaged in an ongoing review of these new capital requirements, considering whether amendments or other changes may be required.
In addition, the Bank is required to demonstrate its ability to maintain sufficient capital ratios under the scenarios of adverse and severely adverse financial conditions that are part of Federal Reserve’s stress testing requirements. As noted above, Bank holding companies with total consolidated assets between $10 billion and $50 billion and state member banks with total consolidated assets of more than $10 billion, such as SVB Financial and the Bank, are generally required to conduct annual company-run stress tests, the results of which could require us to take certain actions, including raising additional capital. We are required to submit to the Federal Reserve the results of the annual company-run stress tests and to make summaries of the results of the company-run stress tests available to the public.
Under the new capital rules, CET1 is defined as common stock, plus related surplus, and retained earnings plus limited amounts of minority interest in the form of common stock, less the majority of the regulatory deductions and adjustments. The new capital rules, like the prior capital rules, specify that total capital consists of Tier 1 capital and Tier 2 capital. Tier 1 capital for SVB Financial and the Bank consists of common stock, plus related surplus and retained earnings. Under the new capital rules, for most banking organizations, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated debt and a portion of the allowance for loan and lease losses (“ALLL”), in each case, subject to the new capital rules’ specific requirements.
The new capital rules require several changes to regulatory capital deductions and adjustments, subject to a transition period. These changes include, for example, the requirement that deferred tax assets (“DTAs”) arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In addition, under the previous capital rules, certain effects of accumulated other comprehensive income or loss items included in shareholders’ equity were reversed for the purposes of determining regulatory capital ratios. Under the new capital rules, the effects of certain accumulated other comprehensive income are not excluded; however, non-advanced approaches banking organizations, including SVB Financial and the Bank, may make a one-time permanent election to continue to exclude these items. We made this election in April 2015 to reduce the potential impact on SVB Financial’s and the Bank’s regulatory capital levels due to periodic volatile changes in long-term interest rates. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and is being phased-in over a four-year period (beginning at 40% on January 1, 2015 and a 20% percentage-point increase per year until reaching 100%).
The new capital rules also include changes in the risk-weighting of assets to better reflect perceived credit risk and other risk exposure and require higher tangible common equity components of capital. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. Under the new capital rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”)
The new capital rules require SVB Financial and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on capital distributions, such as dividends and equity repurchases, and certain bonus compensation for executive officers. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted capital ratios. The requirement is being phased in over a four year period, which began on January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%. The buffer level will increase by a 0.625 percentage point each year until it reaches 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios (after any distribution): (i) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.

With respect to the Bank, the new capital rules also revised the “prompt corrective action” regulations, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The new capital rules do not change the total risk-based capital requirement for any “prompt corrective action” category. See “-Prompt Corrective Action and Other General Enforcement Authority” below.

Although we continue to evaluate the impact that the new capital rules have on SVB Financial and the Bank and monitor developments from the federal banking agencies and the Basel Committee, we believe that SVB Financial and the Bank meet all capital requirements under the new capital rules on a fully phased-in basis as if such requirements were effective as of December 31, 2016. The estimate is based on management’s current interpretation, expectations, and understanding of the new capital rules. We anticipate that the Bank will continue to exceed the well-capitalized minimum capital requirements, and that SVB Financial will continue to qualify as a financial holding company.

Capital Planning
Banking organizations must have appropriate capital planning processes, with proper oversight from the Board of Directors. Accordingly, pursuant to a separate, general supervisory letter from the Federal Reserve, bank holding companies are expected to conduct and document comprehensive capital adequacy analyses prior to the declaration of any dividends (on common stock, preferred stock, trust preferred securities or other Tier 1 capital instruments), capital redemptions or capital repurchases. Moreover, the federal banking agencies have adopted a joint agency policy statement, noting that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the relevant federal banking agencies to take corrective actions.

Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds
The “Volcker Rule” under the Dodd-Frank Act restricts, among other things, proprietary trading activities of banking holding companies as well as the ability of such entities to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. On December 10, 2013, the federal bank regulatory agencies, the SEC and the Commodity Futures Trading Commission (the “CFTC”) adopted final regulations implementing the Volcker Rule. The final regulations became effective on April 1, 2014, subject to a conformance timeline pursuant to which affected entities (referred to as “banking entities”) are required to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule and the final regulations thereunder.
Subject to certain exceptions, the Volcker Rule prohibits a banking entity from engaging in “proprietary trading,” which is defined as engaging in purchases or sales of securities or certain other financial instruments, as principal, for the “trading account” of the banking entity. Certain forms of proprietary trading may qualify as “permitted activities,” and thus not be subject to the ban on proprietary trading, such as market-making related activities, risk-mitigating hedging activities, trading in U.S. government or agency obligations, or certain other U.S. state or municipal obligations, and the obligations of Fannie Mae, Freddie Mac or Ginnie Mae. Based on this definition and the exceptions provided under the final regulations, we do not believe that compliance with the Volcker Rule's proprietary trading prohibition is likely to have a material effect on our business or operations.
Additionally, subject to certain exceptions, the rule prohibits a banking entity from sponsoring or investing in “covered funds,” which includes many venture capital, private equity and hedge funds. One such exception permits a banking entity to sponsor and invest in a covered fund that it organizes and offers to customers, provided that additional requirements are met. These permitted investments generally are limited to 3% of the total ownership interests in each covered fund. In addition, the aggregate investments a banking entity makes in all covered funds generally are limited to 3% of the institution’s Tier 1 capital.
Under the final regulations, the Volcker Rule’s prohibitions and restrictions apply to SVB Financial, the Bank and any affiliate of SVB Financial or the Bank. SVB Financial maintains investments in certain venture capital and private equity funds that it did not sponsor; maintains investments in sponsored funds that exceed 3% of each such fund’s total ownership interests; and

maintains aggregate investments in all covered funds that may exceed 3% of its Tier 1 capital. SVB Financial (including its affiliates) expects, therefore, that it will be required to reduce the level of its investments in covered funds over time and to forego investment opportunities in certain funds in the future. SVB Financial is generally required by the final rules to come into conformance with the Volcker Rule’s requirements regarding covered funds by July 2017 with respect to covered funds in which SVB Financial invested or SVB Financial sponsored as of December 31, 2013. In addition, the Federal Reserve may extend the conformance deadline for up to an additional five years (until July 2022) for investments that are considered illiquid. We have applied to the Federal Reserve for the maximum extension (up to July 2022) available to us. However, there is no guarantee that the Federal Reserve will grant this extension. In order to be compliant with the Volcker Rule, SVB Financial may be required to reduce some or all of its investments in covered funds by July 2017. At least some of SVB Financial's investments in covered funds will likely reduce over time in the ordinary course before compliance with the Volcker Rule is required. However, a forced sale or restructuring of SVB Financial's investments in covered funds due to the Volcker Rule would likely result in SVB Financial receiving less than the carrying value of such investments (or other adverse consequences), as there could be a limited secondary market for these investments and SVB Financial may be unable to sell them in orderly transactions.
As of December 31, 2016, we estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions, had an aggregate carrying value of approximately $194 million (and an aggregate fair value of approximately $300 million). These covered fund interests are comprised of interests attributable solely to the Company in our consolidated managed funds and certain of our non−marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. See “Risk Factors” under Item 1A of Part I below.
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
Prompt Corrective Action and Other General Enforcement Authority
State and federal banking agencies possess broad powers to take corrective and other supervisory action against an insured bank and its holding company. The FDIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Further, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Bank holding companies and insured banks also may be subject to potential enforcement actions of varying levels of severity by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by any applicable agency or term of a written agreement with that agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution−affiliated parties; the termination of the bank’s deposit insurance; the appointment of a conservator or receiver for the bank; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Guidelines
Banking regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees and benefits. In addition, the bank regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. The Federal Reserve’s enhanced prudential standards require bank holding companies with total consolidated assets of $10 billion or more to establish and maintain risk management committees for their boards of directors to oversee the bank holding companies’ risk management frameworks. In January 2015, we formed a risk committee of our Board of Directors. Bank holding companies with total consolidated assets of $50 billion and greater are subject to more stringent board risk committee and risk management requirements, including liquidity risk requirements.

Restrictions on Dividends
Dividends from the Bank constitute one of the primary sources of cash for SVB Financial. The Bank is subject to various federal and state statutory and regulatory restrictions on its ability to pay dividends, including applicable provisions of the California Financial Code and the prompt corrective action regulations. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Further, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Transactions with Affiliates
Transactions between the Bank and its operating subsidiaries (such as SVB Securities and SVB Asset Management) on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Analytics or an entity affiliated with our SVB Capital business) on the other, are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. The Dodd-Frank Act further extended the definition of an “affiliate” to include any investment fund to which the Bank or an affiliate serves as an investment adviser. More specifically, these restrictions, contained in the Federal Reserve’s Regulation W, prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral, and also require that the Bank enter into such transaction on terms no less favorable to the Bank than the terms of an arms’ length transaction with an unaffiliated party. Moreover, all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank’s capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, including a purchase of assets subject to an agreement to repurchase; a purchase of or investment in securities issued by an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; the borrowing or lending of securities where the Bank has credit exposure to the affiliate; the acceptance of “other debt obligations” of an affiliate as collateral for a loan to a third party; any derivative transaction that causes the Bank to have credit exposure to an affiliate; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. The Dodd-Frank Act treats derivative transactions resulting in credit exposure to an affiliate as covered transactions. It expands the transactions for which collateral is required to be maintained, and for all such transactions, it requires collateral to be maintained at all times. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless whether the banking entity has an ownership interest in the fund.

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

Premiums for Deposit Insurance
The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Due to higher levels of bank failures during the 2008 economic recession, the FDIC’s resolution costs increased, which depleted the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits, the FDIC has increased deposit insurance premium rates. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more, such as the Bank, are responsible for funding the increase. The Bank bases its assessment rate on a risk−based scorecard calculation provided by the FDIC. In addition, the FDIC retains the authority to further increase the Bank’s assessment rates and the FDIC has established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. Continued increases in our FDIC insurance premiums could have an adverse effect on the Bank’s results of operations. For the years ended December 31, 2016 and 2015, we recorded $30.3 million and $25.5 million, respectively, in FDIC assessments expense.

Consumer Regulations
The Bank is subject to many federal consumer protection statutes and regulations, such as the CRA, the Equal Credit Opportunity Act (Regulation B), the Electronic Fund Transfer Act (Regulation E), the Truth in Lending Act (Regulation Z), the National Flood Insurance Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transaction Act and various federal and state privacy protection laws. In addition, the CFPB has the authority to conduct examinations for all depository institutions with total assets of $10 billion or more, which includes the Bank. The CFPB’s mandate is to promulgate consumer regulations and ensure that consumer financial practices at large banks, such as the Bank, comply with consumer financial protection legal requirements. The CFPB’s authority includes the ability to examine all subsidiaries and affiliates of the Bank as well. Penalties for violating these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, civil monetary penalties, remediation for affected consumers and reimbursements and orders to halt expansion/existing activities. The CFPB has broad authority to institute various enforcement actions, including investigations, civil actions, cease and desist proceedings and the ability to refer criminal findings to the Department of Justice. The Bank and SVB Financial are also subject to federal and state laws prohibiting unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

Anti-Money Laundering Regulations
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) of 2001 and its implementing regulations substantially broadened the scope of U.S. anti-money laundering laws and regulations by requiring insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing. The USA PATRIOT Act and its regulations also provide for information sharing, subject to certain conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to consider the effectiveness of the anti-money laundering activities of the applicants. Material deficiencies in anti-money laundering compliance, and non-

compliance with related requirements such as the U.S. economic and trade sanctions regimes, can result in public enforcement actions by the bank regulatory agencies and other government agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputational consequences for SVB Financial and the Bank.

Regulation of Certain Subsidiaries
SVB Securities is registered as a broker-dealer with the SEC and a member of FINRA, and accordingly, is subject to regulation by both agencies. SVB Securities is also a member of the Securities Investor Protection Corporation. As a broker-dealer, SVB Securities must comply with a variety of regulations associated with its business lines, including (i) rules that govern the registration and examination of SVB Securities and its employees, (ii) substantive requirements and prohibitions concerning its relationships with its customers and counterparties, (iii) anti-fraud provisions and (iv) requirements to develop and maintain internal compliance and supervisory programs. SVB Securities also must comply with the financial responsibility rules governing broker-dealers, including Rule 15c3-1 under the Exchange Act which is designed to measure the general financial condition and liquidity of a broker-dealer and seek to ensure its financial stability in light of its activities. Under this rule, SVB Securities is required to maintain minimum net capital calculated in accordance with a specified formula in order to help meet its continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities or require a capital infusion to support growth in the business or new activities. SVB Asset Management and SVB Wealth Advisory are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to its rules and regulations. In addition, following completion of various studies on investment advisers and broker−dealers required by the Dodd-Frank Act, the SEC has, among other things, recommended to Congress that it consider various means to enhance the SEC’s examination authority over investment advisers, which may have an impact on SVB Asset Management and SVB Wealth Advisory that we cannot currently assess. The regulatory environment for broker-dealers and investment advisers is constantly evolving as the regulators adopt new rules and interpretations.

International Regulation
Our international-based subsidiaries and global activities, including our banking branch in the United Kingdom and our joint venture bank in China are subject to the respective laws and regulations of those countries and the regions in which they operate. This includes laws and regulations promulgated by, but not limited to, the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom, the China Banking Regulatory Commission and the Hong Kong Monetary Authority. To the extent we are able to commence operations as anticipated in Canada and Germany or in any other international market, we will also become subject to the regulatory regimes of those jurisdictions. Moreover, promulgation by standard-setting bodies that are charged with the development of international regulatory frameworks, such as the Basel Committee, can affect the Bank and SVB Financial globally as national regulators implement the frameworks in local jurisdictions.
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
Our business faces significant risks, including credit, market and liquidity, operational, legal and regulatory and strategic and reputational risks. The factors described below are not intended to serve as a comprehensive listing of the risks we face and are generally applicable to more than one of the following categories of risks. Additional risks and uncertainties that we have not identified as material, or of we currently are not aware, may also impair our business operations. If any of the events or circumstances described in the following factors occurs, our business, financial condition and/or results of operations could be materially and adversely affected.
Credit Risks
Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for loan losses in any period, which could reduce net income or increase net losses in that period.
Our loan portfolio has a credit profile different from that of most other banking companies. The credit profiles of our clients vary across our loan portfolio, based on the nature of the lending we do for different market segments. In our portfolios for early-

stage and mid-stage privately-held companies, many of our loans are made to companies with modest or negative cash flows and/or no established record of profitable operations, primarily within the technology and life science and healthcare industries. Consequently, repayment of these loans is often dependent upon receipt by our borrowers of additional equity financing from venture capitalists or others, or in some cases, a successful sale to a third party, public offering or other form of liquidity or "exit" event. Although many emerging companies have been able to obtain liquidity through venture capital-backed financing as well as various other exit opportunities at relatively high valuations in recent years, there can be no assurance that they will be able to continue to obtain funding at current valuation levels, if at all. If current economic conditions weaken or do not continue to improve, such activities may slow down, or valuations may drop in a meaningful manner, which may impact the financial health of our client companies. In such case, investors may provide financing in a more selective manner, at lower levels, and/or on less favorable terms, if at all, any of which may have an adverse effect on our borrowers' ability to repay their loans to us. In addition, because of the intense competition and rapid technological change that characterizes the technology, and life science and healthcare industry sectors in which most of our borrowers reside, as well as periodic volatility in the market prices for their securities, a borrower’s financial position can deteriorate rapidly. Collateral for many of our loans often includes intellectual property and other intangible assets, which are difficult to value and may not be readily salable in the case of default. As a result, even if a loan is secured, we may not be able to fully recover the amounts owed to us, if at all.

In addition, a meaningful portion of our loan portfolio is comprised of our larger loans, which could increase the impact on us of any single borrower default. As of December 31, 2016, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $8.9 billion, or 44.4 percent, of our portfolio. These larger loans have over time represented, and continue to represent, an increasingly greater portion of our total loan portfolio. They include capital call lines of credit to our private equity and venture capital clients, as well as other loans made to our later-stage and larger corporate clients, and may be made to companies with greater levels of debt relative to their equity, balance sheet liquidity, or cash flow. Additionally, we have continued our efforts to grow our loan portfolio by agenting or arranging larger syndicated credit facilities and participating in larger syndicates agented by other financial institutions as well as making sponsor-led buyout loans, which are leveraged buyout or recapitalization financings typically sponsored by our private equity clients. In those arrangements where we do not act as the lead syndicate agent, our control or decision-making ability over the credit facility is typically limited to our participation interest.

Further, the repayment of financing arrangements we enter into with our clients may be dependent on the financial condition or ability of third parties to meet their payment obligations to our clients. For example, we enter into formula-based financing arrangements that are secured by our clients’ accounts receivable from third parties with whom they do business. We also make loans secured by letters of credit issued by other third party banks and enter into letters of credit discounting arrangements, the repayment of which may be dependent on the reimbursement by third party banks. We also extend recurring revenue-based lines of credit, where repayment may be dependent on borrowers’ revenues from third parties. Further, in our loan portfolio of private equity and venture capital firm clients, many of our clients have lines of credit, the repayment of which are dependent on the payment of capital calls or management fees by the underlying limited partner investors in the funds managed by these firms. In recent periods, we have increased the levels of these capital call lines of credit. Ultimately, these third parties may not meet their financial obligations to our clients or to us, which could have an adverse impact on us.

We also lend to private equity and venture capital professionals primarily through SVB Private Bank. These individual clients may face difficulties meeting their financial commitments, especially during a challenging economic environment, and may be unable to repay their loans. In certain instances, we may also relax loan covenants and conditions or extend loan terms to borrowers that are experiencing financial difficulties. While such determinations are based on an assessment of various factors including access to additional capital in the near term, there can be no assurance that such continued support will result in any borrower meeting his or her financial commitments. In addition, we lend to premium wineries and vineyards through SVB Wine. Repayment of loans made to these clients may be dependent on overall wine demand and sales, or other sources of financing or income which may be adversely affected by a challenging economic environment, as well as overall grape supply which may be adversely affected by poor weather, heavy rains, flooding, drought, earthquake or other natural conditions.

Based on the credit profile of our overall loan portfolio, our level of nonperforming loans, loan charge-offs and allowance for loan losses can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans or loan charge-offs may require us to increase our provision for loan losses in any period, which could reduce our net income or cause net losses in that period. Additionally, such increases in our level of nonperforming loans or loan charge-offs may also have an adverse effect on our capital ratios, credit ratings and market perceptions of us. See “Loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Financial Condition” under Part II, Item 7 of this report.

Our allowance for loan losses is determined based upon both objective and subjective factors, and may not be adequate to absorb loan losses.
As a lender, we face the risk that our borrower clients will fail to pay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, results of operations or financial condition. We reserve for such losses by establishing an allowance for loan losses, the increase of which results in a charge to our earnings as a provision for loan losses. Although we have established an evaluation process designed to determine the adequacy of our allowance for loan losses that uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are also dependent upon the subjective experience and judgment of our management. Actual losses are difficult to forecast, especially if such losses stem from factors beyond our historical experience or are otherwise inconsistent with our credit quality assessments. Moreover, government regulators, as part of their supervisory function, periodically review our methodology, models and the underlying assumptions, estimates and assessments we make in determining the adequacy of our allowance for loan losses. These regulators may conclude that changes are necessary, which could impact our overall credit portfolio. Such changes could result in, among other things, modifications to our methodology or models, reclassification or downgrades of our loans, increases in our allowance for loan losses or other credit costs, imposition of new or more stringent concentration limits, restrictions in our lending activities and/or recognition of further losses. There can be no assurance that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition or results of operations.

The borrowing needs of our clients may be unpredictable, especially during a challenging economic environment. We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments, which could have a material adverse effect on our business, financial condition, results of operations or reputation.
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. As a result, we typically have a substantial amount of total unfunded credit commitments reflected off our balance sheet and a significant portion of these commitments ultimately expire without being drawn upon. See Note 18—"Off-Balance Sheet Arrangements, Guarantees and Other Commitments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for additional details. However, the actual borrowing needs of our clients may exceed our expected funding requirements. For example, our client companies may be more dependent on our credit commitments in a challenging economic environment due to the lack of available credit elsewhere, the increasing costs of credit through other channels, or the limited availability of financings from private equity or venture capital firms. In addition, limited partner investors of our private equity and venture capital fund clients may fail to meet their underlying investment commitments due to liquidity or other financing difficulties, which may impact our clients’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our clients may have a material adverse effect on our business, financial condition, results of operations or reputation.

Further, although we have established a reserve for losses associated with our unfunded credit commitments, the level of the reserve is determined by a methodology similar to that used to establish our allowance for loan losses in our funded loan portfolio. While the reserve is susceptible to significant changes, it is primarily based on credit commitments outstanding less the amounts that have been funded, the amount of the unfunded portion that we expect to be utilized in the future, credit quality of the loan credit commitments, and management’s estimates and judgment. There can be no assurance that our reserve for unfunded credit commitments will be adequate to provide for actual losses associated with our unfunded credit commitments. An increase in the reserve for unfunded credit commitments in any period may result in a charge to our earnings, which could reduce our net income or increase net losses in that period.

Market and Liquidity Risks
Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread, caused by sustained periods of low market interest rates or changes in our clients' preferences for interest-bearing deposit products in periods of rising interest rates, could have a material adverse effect on our business, results of operations or financial condition.
A significant portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities such as deposits and internal borrowings, and the interest rates and fees we receive on our interest-earning assets such as loans extended to our clients, securities held in our investment portfolio and excess cash held to manage short-term liquidity. The interest rates we pay on our interest-bearing liabilities and receive on our interest-earning assets, and therefore our interest rate spread, can be affected by the mix of the types of loans, investment securities, deposits and other liabilities on our balance sheet, as well as a variety of external factors beyond our control such as competition, inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of various governmental bodies. For example, changes in key variable market interest rates, such as the Federal Funds, National Prime, the London Interbank Offered Rate (“LIBOR”) or Treasury rates, generally impact our interest rate spread. While changes in interest rates do not generally produce equivalent changes in the revenues earned from our interest-earning assets and the expenses associated with our interest-bearing liabilities, increases in market interest rates are nevertheless likely to cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. In response to the last global economic recession, the U.S. Federal Reserve and other central banking institutions took monetary policy actions, including the utilization of quantitative easing, to create and maintain a low interest rate environment. In December 2015, the Federal Reserve raised interest rates for the first time since 2007. More recently, the Federal Reserve raised interest rates again in December 2016 and may institute further changes in the future. Increases, or sustained periods of increases, in interest rates may result in a change in the mix of non-interest and interest bearing accounts, and the level of off-balance sheet market-based investment preferred by our clients, which may have a negative impact on our interest rate spread. However, if interest rates do not rise, low rates could constrain our interest rate spread and may adversely affect our business forecasts. In addition, changes in the method of determining LIBOR or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread. Any material reduction in our interest rate spread could have a material adverse effect on our business, results of operations or financial conditions.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business, both at the SVB Financial and the Bank level. We require sufficient liquidity to meet our expected financial obligations, as well as unexpected requirements stemming from client activity and market changes. Primary liquidity resources for SVB Financial include cash flow from investments and interest in financial assets held by operating subsidiaries other than the Bank; to the extent declared, dividends from the Bank, its main operating subsidiary; and as needed, periodic capital market transactions offering debt and equity instruments in the public and private markets. The primary source of liquidity for the Bank is client deposits. When needed, wholesale borrowing capacity in the form of short- and long-term borrowings secured by our portfolio of high quality investment securities, long-term capital market debt issuances and unsecured overnight funding channels available to us in the Federal Funds market supplement our liquidity. An inability to maintain or raise funds through these sources could have a substantial negative effect, individually or collectively, on SVB Financial and the Bank's liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our financial condition.

Our equity warrant assets, venture capital and private equity fund investments and direct equity investment portfolio gains depend upon the performance of our portfolio investments and the general condition of the public and private equity and merger and acquisition markets, which are uncertain and may vary materially by period.

In connection with negotiated credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science and healthcare industries. We have also made investments through SVB Financial and our SVB Capital family of funds in venture capital funds and direct investments in companies, many of which are required to be carried at fair value or are impacted by changes in fair value. The fair value of these warrants and investments are reflected in our financial statements and are adjusted on a quarterly basis. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. However, the timing and amount of changes in fair value, if any, of these financial instruments depend on factors beyond our control, including the perceived and actual performance of the companies or funds in which we invest, fluctuations in the market prices of the preferred or common stock of the portfolio companies, the timing of our receipt of relevant financial information from these companies, market volatility and interest rate factors and legal and contractual restrictions. Moreover, the timing and amount of our realization of actual net proceeds, if any, from our disposition of these financial instruments also often depend on factors beyond our control. In addition to those mentioned above, such factors include the level of public offering and merger and acquisition or other exit activity, legal and contractual restrictions on our ability to sell our equity positions (including the expiration of any “lock-up” agreements) and the timing of any actual dispositions. Because of the inherent variability of these financial instruments and the markets in which they are bought and sold, their fair market value might increase or decrease materially from period to period, and the net proceeds ultimately realized upon disposition might be materially different than the then-current recorded fair market value.

In addition, depending on the fair value of these warrants and direct equity investments, a meaningful portion of the aggregate fair value of our total warrant and direct equity investment portfolios may, from time to time, be concentrated in a limited number of warrants and direct equity investments. Valuation changes in one or more of these warrants or direct equity investments may have a material impact on the valuation of our total investment portfolio. We cannot predict future realized or unrealized gains or losses, and any such gains or losses are likely to vary materially from period to period. See Note 13—"Derivative Financial Instruments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.

Public equity offerings, mergers and acquisitions or a slowdown in private equity or venture capital investment levels may reduce the borrowing needs of our clients, which could adversely affect our business, results of operations or financial condition.

While an active market for public equity offerings and merger and acquisition activity generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. Moreover, our capital call lines of credit are typically utilized by our private equity and venture capital fund clients to make investments prior to receipt of capital called from their respective limited partners. A slowdown in overall private equity or venture capital investment levels may reduce the need for our clients to borrow from our capital call lines of credit. Any significant reduction in the outstanding amounts of our loans or under our lines of credit could have a material adverse effect on our business, results of operations or financial condition.

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

Moreover, equity awards are an important component of our compensation program, especially for our executive officers and other members of senior management. The extent of shares available for grant in connection with such equity awards pursuant to our incentive compensation plans is generally subject to stockholder approval. Our grants are also subject to our internal equity burn rate limit. If we do not have sufficient shares to grant to existing or new employees, there could be an adverse effect on our recruiting and retention efforts, which could impact our growth and results of operations.

The occurrence of fraudulent activity, breaches of our information security or cybersecurity-related incidents could have a material adverse effect on our business, financial condition or results of operations.
As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Moreover, in recent periods, large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us, which could subject us to potential liability.

Information pertaining to us and our clients is maintained, and transactions are executed, on our networks and systems, as well as those of our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients' confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees and third-party contractors. In addition, SVB provides card transaction processing services to some merchant customers under agreements we have with those merchants and/or with the payment networks. Under these agreements, we may be responsible for certain losses and penalties if one of our merchant customers suffers a data security breach. Furthermore, SVB's cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, SVB is subject to risk from data breaches of such third-party's information systems or their payment processors, including due to resulting unauthorized card use. Such a data security breach could compromise SVB account information, cause losses on card accounts and increase litigation costs. SVB may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers' card accounts, as well as for other costs related to data security breaches, such as replacing cards associated with compromised card accounts.

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
Our information technology systems, people and internal business processes are critical to our operations and future growth. Our systems and processes need to be sufficiently scalable to operate effectively, and we need to have the appropriate talent to support our business.  As a result, we continue to invest in technology and more automated solutions in order to optimize the efficiency of our core operational and administrative infrastructure.  In the absence of having effective automated solutions, we may rely on manual processes which may be more prone to error. Moreover, as we evolve, we may further install or implement new systems and processes or otherwise replace, upgrade or make other modifications to our existing systems and processes.  These changes could be costly and require significant investment in the training of our employees and other third-party partners, as well as impose substantial demands on management time.  If  we do not implement new initiatives or utilize new technologies effectively or in accordance with regulatory requirements, or if our people (including outsourced business partners) are not appropriately trained or developed or do not perform their functions properly, we could experience business interruptions or other system failures which, among other things, could result in inefficiencies, revenue losses, loss of clients, exposure to fraudulent activities, regulatory enforcement actions or damage to our reputation, each of which could have a material adverse effect on our business.

Business disruptions and interruptions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition or results of operations.
Our operations can be subject to natural disasters and other external events beyond our control, such as earthquakes, fires, floods, severe weather, public health issues, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events. For example, our corporate headquarters and some of our critical business offices are located in California, near major earthquake faults. An earthquake or other event of disaster could cause severe destruction, disruption or interruption to our operations or property. We and other financial institutions generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business, financial condition or results of operations could be adversely affected in a material manner. In addition, depending on the nature and duration of the disruption or interruption, we might become vulnerable to fraud, additional expense or other losses, or to a loss of business and clients. Although we have implemented a business continuity management program that we continue to enhance on an ongoing basis, there can be no assurance that the program will adequately mitigate the risks of such business disruptions and interruptions.

Additionally, natural disasters and external events, including those occurring in and around the state of California, could affect the business and operations of our clients, which could impair their ability to pay their loans or fees when due, impair the value of collateral securing their loans, cause our clients to reduce their deposits with us, or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition or results of operations. A significant portion of our client borrowers, including our premium winery and vineyard clients, our Private Bank mortgage clients and other corporate clients, are located in or have offices in the state of California, which has historically experienced severe natural disasters resulting in disruptions to businesses and damage to property. If there is a major earthquake, flood, fire, drought or other natural disaster in California or elsewhere in the markets in which we operate, our borrowers may experience uninsured property losses or sustained disruption to business or loss that may materially impair their ability to meet the terms of their loan obligations.

We face reputation and business risks due to our interactions with business partners, service providers and other third parties.
We rely on third parties, both in the United States and internationally in countries such as the United Kingdom, Hong Kong, China, Israel and India, to provide services to us and our clients or otherwise act as partners in our business activities in a variety of ways, including through the provision of key components of our business infrastructure. We expect these third parties to perform services for us, fulfill their obligations to us, accurately inform us of relevant information, and conduct their activities in a manner that reflects positively on our brand and business. Although we manage exposure to such third party risk through a variety of means [including the performance of due diligence and ongoing monitoring of vendor performance], there can be no assurance these efforts will be effective. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could result in operational disruptions, increased expenditures, regulatory actions in which we may be held responsible for the actions of third parties, damage to our reputation and the loss of clients, which in turn could harm our business and operations, strategic growth objectives and financial performance.
The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated because of trading, clearing, counterparty and other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, payment processors, and other institutional clients, which may result in payment obligations to us or to our clients due to products we have arranged. Many of these transactions expose us to credit and market risk that may cause our counterparty or client to default. In addition, we are exposed to market risk when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. Any losses arising from such occurrences could materially and adversely affect our business, results of operations or financial condition.
We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other information relating to their business or financial condition. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports or other certifications of their auditors or accountants. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to U.S. GAAP (or other applicable accounting standards in foreign markets) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. If we rely on materially misleading, false, inaccurate or fraudulent information in evaluating the credit-worthiness or other risk-profiles of our clients or counterparties, we could be subject to loan losses, regulatory action, reputational harm or experience other adverse effects on our business, results of operations or financial condition.
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
Maintaining and adapting our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, is expensive and requires significant management attention. Moreover, as we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls or difficulties encountered in the process may harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered accounting firm identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from the NASDAQ Stock Market. This could have an adverse effect on our business, financial condition or results of operations, as well as the trading price of our securities, and could potentially subject us to litigation.
We face risks associated with international operations.
One important component of our strategy is to expand internationally. We currently have international offices in the United Kingdom, Israel, Hong Kong and China, including a joint-venture bank in China. We further plan to expand our operations and business activities in some of our current international markets, as well as expand our business beyond those markets, including in Germany and Canada. Our efforts to expand our business internationally carry with them certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations; risks associated with leveraging and doing business with local business partners through joint ventures, strategic arrangements or other partnerships; and, other general operational risks. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, the incremental requirement of management's attention and resources, differing technology standards or customer requirements, data security or transfer risks, cultural differences, political and economic risks such as uncertainty created by the approval of an advisory referendum by a majority of voters in the United Kingdom to the leave the European Union in June 2016, and financial risks, including currency and payment risks such as fluctuation in the value of the euro and Chinese yuan (renminbi). These risks could hinder our ability, or the ability of our local partners, to service our clients effectively, and adversely affect the success of our international operations, which in turn, could have a material adverse effect on our overall business, results of operations or financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, anti-corruption laws, privacy laws, economic and trade sanctions requirements and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our business and results of operations.
Legal and Regulatory Risks
We are subject to extensive regulation that could limit or restrict our activities, impose financial requirements or limitations on the conduct of our business, or result in higher costs to us, and the stringency of the regulatory framework applicable to us may increase if, and as, our asset size continues to grow.
SVB Financial Group, including the Bank, is extensively regulated under federal and state laws and regulations governing financial institutions, including those imposed by the FDIC, the Federal Reserve, the CFPB, and the DBO, as well as various regulatory authorities that govern our global activities. Federal and state laws and regulations govern, restrict, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time, result in an increase in our compliance costs, including higher FDIC insurance premiums, and may affect our ability to attract and retain qualified executive officers and employees. Further, the stringency of the federal bank prudential regulatory framework that applies to us may increase as our asset size grows. In particular, under the Dodd-Frank Act and current Federal Reserve regulations, certain enhanced prudential standards will apply to us if we reach or exceed $50 billion in total consolidated assets. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material adverse effect on our business, including limiting or imposing conditions on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital and meet other minimum financial standards, which may require us to raise additional capital in the future, affect our ability to use our capital resources for other business purposes or affect our overall business strategies and plans. Furthermore, following the 2008 financial crisis, the Basel Committee adopted additional capital, leverage and liquidity standards under the Basel Accord (known as “Basel III”), and has since proposed additional standards. The Federal Reserve has also adopted regulations that generally align with these international standards, and have the effect of raising our capital requirements beyond those previously in place. Such requirements also include limitations on capital distributions and discretionary bonus payments to executives if certain minimum capital requirements are not maintained. The Federal Reserve also has adopted certain stress testing requirements, the results of which we are required to submit to the Federal Reserve and to disclose to the public. In addition, depending on the results of the stress tests, we could be required to raise additional capital or take certain other actions. Additionally, the Federal Reserve Board, FDIC and OCC have announced their intentions to issue additional cybersecurity regulations that, when adopted, may require us to implement specific measures to enhance our cybersecurity controls, policies and procedures. Increased regulatory requirements (and the associated compliance costs), whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition or results of operations.

We are subject to the Volcker Rule, which limits certain trading and investment activities by banking entities and has required us to modify our historical venture capital fund investment and sponsorship activities.

The Volcker Rule restricts, among other things, proprietary trading activities by banking entities as well as their ability to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. Although we do not believe that we engage in any proprietary trading that is prohibited under the Volcker Rule, certain of our historical venture capital fund investment and sponsorship businesses and activities are affected by the rule. In particular, the Volcker Rule restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. Under this rule, we will have to wind-down, transfer, divest or otherwise ensure the termination or expiration of any prohibited interests prior to the end of the applicable conformance period. In general, we believe we conformed our activities to these restrictions by July 21, 2015; however, certain legacy investments and relationships are subject to an extended conformance period that ends in July 2017. The Federal Reserve may extend the conformance deadline for up to an additional five years, until July 2022, for investments that are considered illiquid. Although we have applied for the maximum extension available to us, there can be no assurance that we will be granted the extension we have sought. As a result, we may be required to divest our prohibited interests within a short period of time which may result in sales at possibly distressed, or otherwise less than expected, levels. Additionally, any failure to divest prohibited interests as required may result in regulatory actions against us, including being subject to increased regulatory capital requirements and/or additional regulatory restrictions.

We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests had an aggregate carrying value of approximately $194 million (and an aggregate fair value of approximately $300 million) as of December 31, 2016. These covered fund interests are comprised of interests attributable, solely, to us in our consolidated managed funds and certain of our non-marketable securities. The Volcker Rule restrictions could have a material adverse effect on our investment portfolio and results of operations. The actual impact from these restrictions will be dependent on a variety of factors, including our ability to obtain regulatory extensions, our ability to sell the investments, our carrying value at the time of any sale, the actual sales price realized, the timing of such sales, and any additional regulatory guidance or interpretations of the Volcker Rule.

If we continue to grow and our total consolidated assets reach or exceed $50 billion, we will be subject to more stringent regulations, including enhanced prudential standards, required by the Dodd-Frank Act and regulations adopted by the Federal Reserve applicable to large bank holding companies.

As of December 31, 2016, our total consolidated assets were $44.7 billion. Under the Federal Reserve’s enhanced prudential standard regulations, SVB Financial would become subject to more stringent prudential standards if, whether as a result of organic growth, potential future acquisitions or otherwise, we averaged total consolidated assets of $50 billion or more at the end of a four-quarter period. Pursuant to the Dodd-Frank Act, the more stringent prudential standards include requirements related to risk-based and leverage capital, liquidity, risk management, resolution planning, supervisory capital stress testing, single counterparty credit exposure limits, and early remediation - all of which require appropriate resources and planning. The Dodd-Frank Act further permits, but does not require, the Federal Reserve to apply enhanced prudential standards to large bank holding companies in other areas, including short-term debt limits and enhanced public disclosures.

If we become subject to such enhanced prudential standards, we will face more stringent requirements or limitations on our business, as well as increased compliance costs. For example, if we are subject to CCAR, the Federal Reserve may object to, or otherwise not respond favorably to our capital plan, capital actions or stress test results, and we may be limited as to how we utilize our capital, including with respect to common stock dividends and stock repurchases. In addition, if we become subject to the Federal Reserve’s and the FDIC’s resolution planning rules requiring us to submit plans for an orderly resolution in the event of material financial distress or failure, and those agencies jointly determine that our resolution plan is not credible, and we fail to cure the deficiencies in a timely manner, the Federal Reserve and the FDIC may jointly impose on SVB Financial or our subsidiaries more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or require the divestment of assets or operations. Further, under the modified LCR rule, we would be required to measure specified unencumbered high-quality liquid assets against our expected net cash outflows, using the methodologies prescribed by the rule. As a result of the rule’s application, SVB Financial may be required to manage our holdings of high-quality liquid assets at levels beyond what we believe we need operationally in order to manage liquidity effectively. Additionally, such an increase may also adversely affect our financial condition and results of operations since high-quality liquid assets tend to carry lower yields. See “Business-Supervision and Regulation-Enhanced Prudential Standards,” under this Part I, Item 1, for a more detailed description of the various requirements which may become applicable to us.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act, other anti-money laundering and anti-bribery statutes and regulations, and U.S. economic and trade sanctions.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We also must comply with U.S. economic and trade sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control and the Foreign Corrupt Practices Act, and we, like other financial institutions, are subject to increased scrutiny for compliance with these requirements. We maintain policies, procedures and systems [designed to detect and deter prohibited financing activities], however if these controls were deemed deficient, we could be subject to liability, including civil fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. In addition, any failure to effectively maintain and implement adequate programs to combat money laundering and terrorist financing could have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition or results of operations.
If we were to violate, or fail to comply with, international, federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, results of operations or reputation.
International, federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, FINRA and state securities regulators, regulate investment advisers and broker-dealers, including our subsidiaries, SVB Asset Management and SVB Securities. These regulations are highly complex, and if we were to violate, even if unintentionally or inadvertently, the laws and regulations governing financial institutions and broker-dealers, these regulatory authorities could take various actions against us, such as imposing restrictions on how we conduct our business, imposing higher capital and liquidity requirements, requiring us to maintain higher insurance levels, revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling us or any of our employees from the securities business. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, results of operations and reputation.

Adverse results from litigation or governmental or regulatory investigations can impact our business practices and operating results.
We are currently involved in certain legal proceedings, and may from time to time be involved in governmental or regulatory investigations and inquiries relating to matters that arise in connection with the conduct of our business. While we have not recognized a material accrual liability for any lawsuits and claims filed or pending against us to date, the outcome of litigation and other legal and regulatory matters is inherently uncertain and it is possible that the actual results of one or more of such matters may be substantially higher than the amounts reserved, or that judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves. Further, adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted. Moreover, even if we prevail in such actions, litigation and investigations can be costly and time-consuming, and often risks diverting the attention of our management and key personnel from our business operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in legislation, regulation and government policy resulting from the 2016 U.S. presidential and congressional elections may have a material adverse effect on our business in the future.
The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, U.S. legislation, regulation and government policy, which could potentially lead to significant changes in international legislation, regulation or government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state, federal or international level could significantly impact our business and financial condition, how we operate, the industries in which we serve or compete, or our clients. We are currently unable to predict whether reform discussions will meaningfully change existing legislative and regulatory environments relevant for our business, or if any such changes would have a net positive or negative impact on our business. To the extent that such changes have a negative impact on us or the industries relevant to us, including as a result of such related uncertainty, these changes may materially and adversely impact our business, financial condition and results of operations.

Our holding company, SVB Financial, relies on warrant income, investment distributions and dividends from its subsidiaries for most of its cash revenues.
SVB Financial is a holding company and is a separate and distinct legal entity from its subsidiaries. It receives most of its cash revenues from three primary funding sources: warrant income, investment distributions and, to the extent declared, cash dividends paid by its subsidiaries, primarily the Bank. These sources generate cash which is used by SVB Financial to pay operating and borrowing costs and, to the extent authorized or declared, fund dividends to stockholders and stock repurchase programs. Any income derived from those financial instruments is subject to a variety of factors as discussed in the “Credit Risks” portion of this “Risk Factors” section. Moreover, various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. In addition, SVB Financial’s right to participate in a distribution of assets upon a liquidation or reorganization of any of its subsidiaries is subject to the prior claims of the subsidiary’s creditors.

Anti-takeover provisions and federal laws, particularly those applicable to financial institutions, may limit the ability of another party to acquire us, which could prevent a merger or acquisition that may be attractive to stockholders and/or have a material adverse effect on our stock price.
As a bank holding company, we are subject to certain laws that could delay or prevent a third party from acquiring us. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal and state regulations, require that, depending on the particular circumstances, either the Federal Reserve must approve or after receiving notice, must not object to any person or entity acquiring “control” (as determined under the Federal Reserve's standards) of a bank holding company, such as SVB Financial, or a state member bank, such as the Bank. In addition, DBO approval may be required in connection with the acquisition of control of the Bank. Moreover, certain provisions of our certificate of incorporation and by-laws and certain other actions we may take or have taken could delay or prevent a third-party from acquiring us, any of these laws, regulations and other provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Strategic, Reputational and Other Risks
Concentration of risk increases the potential for significant losses, or to the extent we establish internal concentration limits to mitigate such risk, lower revenues or a slow-down in growth.
Concentration of risk stemming from our focus on certain markets or segments, including those by client industry, life-cycle stage, size and geography, increases the potential for significant losses, or may result in lower revenues or slower growth, if we choose to limit growth in certain markets or segments to mitigate concentration risk. While there may exist a great deal of diversity within each industry, our clients are concentrated within the following general industry niches: technology, life science and healthcare, private equity and venture capital and premium wine. In particular, our technology clients generally tend to be in the industries of hardware (semiconductors, communications, data storage and electronics), software and internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation. Our life science and healthcare clients are concentrated in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Many of our client companies are also concentrated by certain stages within their life cycles, such as early-stage, mid-stage or later-stage and many of these companies are venture capital-backed. We take deposits from these clients and are also continuing to increase our efforts to lend to larger clients and to make larger loans. In addition, growth prospects and our geographic focus on key domestic and international innovation markets, as well as premium wine markets, may lead to an increase our concentration risk. Our loan concentrations are derived from our borrowers engaging in similar activities as well as certain types of loans extended to a diverse group of borrowers that could cause those borrowers to be similarly impacted by economic or other conditions. Any adverse effect on any of our areas of concentration could have a material impact on our business, results of operations and financial condition even when economic and market conditions are generally favorable to our competitors.

Decreases in the amount of equity capital available to our portfolio companies could adversely affect our business, growth and profitability.
Our core strategy is focused on providing banking products and services to companies, including in particular to early-stage and mid-stage companies that receive financial support from sophisticated investors, including venture capital or private equity firms, “angels,” corporate investors, crowd-funding and other evolving sources of capital. We derive a meaningful share of our deposits from these companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our client will receive additional rounds of equity capital from investors or other funding sources. Among the factors that have affected and could in the future affect the amount of capital available to our portfolio companies are the receptivity of the capital markets, the prevalence of public equity offerings or merger and acquisition activity, primarily among companies within the technology and life science/healthcare industry sectors, the availability and return on alternative investments, economic conditions in the technology, life science/healthcare and private equity/venture capital industries, and overall general economic conditions. Reduced capital markets valuations could also reduce the amount of capital available to our client companies, including companies within our technology and life science/healthcare industry sectors. If the amount of capital available to such companies decreases, it is likely that the number of our new clients and investor financial support to our existing clients could decrease, which could have an adverse effect on our business, profitability and growth prospects.

We face competitive pressures that could adversely affect our business, results of operations, financial condition or future growth.
We compete with other banks as well as specialty and diversified financial services companies and investment and debt funds, some of which are larger than we are and which may offer a broader range of lending, leasing, payments, foreign currency exchange, and other financial products and advisory services to our client base. We also compete with other alternative and more specialized lenders, such as online “marketplace” lenders, peer-to-peer lenders and other non-traditional lenders that have emerged in recent years. Moreover, we compete with non-financial services, particularly payment facilitators and processors or other nonbanking technology providers in the payments industry, which may offer specialized services to our client base. In addition, we compete with hedge funds and private equity funds. Such competitors may focus their marketing efforts on industry sectors which we serve and for example, seek to increase their lending and other financial relationships with technology companies or special industries such as wineries. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. We may be forced to accept less attractive credit, pricing and other investment terms if we act to meet these competitive challenges, which could adversely affect our business, results of operations, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, results of operations, financial condition or future growth of our non-banking services, including our payments services, as well as our access to capital and attractive investment opportunities for our funds business.

Our ability to maintain or increase our market share depends on our ability to attract and maintain, as well as meet the needs of, existing and future clients.
Our success depends, in part, upon our ability to maintain or increase our market share. In particular, much of our success depends on our ability to attract early-stage or start-up companies as clients and to retain those companies as clients as they grow and mature successfully through the various stages of their life cycles. As a result, we adapt our products and services to evolving industry standards as well as introduce new products and services beyond industry standards in order to serve our clients, who are innovators themselves. A failure to achieve market acceptance for any new products or services we introduce, a failure to introduce products or services that the market demands, or the costs associated with developing, introducing and providing new products and services could have an adverse effect on our business, results of operations, growth prospects and financial condition.

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

We are focused on our long-term growth and have undertaken various strategic activities and business initiatives, many of which involve activities that are new to us, or in some cases, are experimental in nature. For example, we are expanding our global presence and may engage in activities in jurisdictions where we have limited experience or where legal and regulatory requirements are less certain than in the United States. We are also expanding our payments processing capabilities to better serve our clients, including innovating new electronic payment processing solutions, developing new payments technologies, and supporting new or evolving disruptive payments systems. Given our evolving geographic and product diversification, and our innovative product solutions, these payment-related initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks.

Our ability to execute strategic activities and new business initiatives successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating an acquired company or a new internally-developed growth initiative into our business, operations, services, products, personnel and systems, operating effectively with any partner with whom we elect to do business, meeting applicable regulatory requirements and obtaining applicable regulatory licenses or other approvals, hiring or retaining key employees, achieving anticipated synergies, meeting management's expectations, actually realizing the anticipated benefits of the activities, and overall general market conditions. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny and potential liability. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation or growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

In addition, in order to finance future strategic undertakings, we might require additional financing, which might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations or financial condition.

Our business reputation and relationships are important and any damage to them could have a material adverse effect on our business.
Our reputation is very important in sustaining our business and we rely on our relationships with our current, former and potential clients and stockholders, the venture capital and private equity communities, and other actors in the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the way in which we conduct our business or otherwise could strain our existing relationships and make it difficult for us to develop new relationships. Any such damage to our reputation and relationships could in turn lead to a material adverse effect on our business.

An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and, reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our Board of Directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected. In addition, if we grow to total consolidated assets of $50 billion or greater, we will become subject to more stringent risk management requirements that could increase our compliance costs and require us to further enhance our risk management framework and practices. See the section "Business-Supervision and Regulation-Enhanced Prudential Standards" under this Part I, Item 1.

We rely on quantitative models to measure risks and to estimate certain financial values.

Quantitative models may be used to help manage certain aspects of our business and to assist with certain business decisions, including estimating probable loan losses, measuring the fair value of financial instruments when reliable market prices are unavailable, estimating the effects of changing interest rates and other market measures on our financial condition and result of operations, and managing risk. However, all models have certain limitations. For example, our measurement methodologies rely on many assumptions, historical analyses and correlations. These assumptions may not capture or fully incorporate conditions leading to losses, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, our measurements may not accurately reflect the changing environment. Further, even if the underlying assumptions and historical correlations used in our models are adequate, our models may be deficient due to errors in computer code, bad data, misuse of data, or the use of a model for a purpose outside the scope of the model’s design. Although we employ strategies to manage and govern the risks associated with our use of models, they may not be effective or fully reliable. As a result, our models may not capture or fully express the risks we face, suggest that we have sufficient capitalization when we do not, lead us to misjudge the business and economic environment in which we operate and ultimately cause planning failures or the reporting of incorrect information to our regulators. Any such occurrence or the perception of such occurrence by our regulators, investors or clients could in turn have a material adverse effect on our business, operations and financial conditions.

Our capital stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

In accordance with the Dodd-Frank Act and the Federal Reserve’s regulations thereunder, banking organizations with $10 billion to $50 billion in assets are required to perform annual capital stress tests.  The results of our capital stress tests may require us to increase our regulatory capital, raise additional capital or take or decline to take certain other capital-related actions under certain circumstances.  Our stress testing processes also rely on our use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. Also, the assumptions we utilize for our stress tests may not be met with regulatory approval, which could result in our stress tests receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests would likely preclude or delay the possibility of our growth through acquisition, and would limit our ability to pay any cash dividends.

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

In particular, U.S. tax laws and regulations may continue to change from time-to-time. While impossible to predict, governments’ need for additional revenue may lead to continued proposals to change tax rules in ways that could increase our effective tax rate. In addition, these changes could include a widening of the corporate tax base by including earnings from international operations that are not currently required to be included. Such changes to the tax laws could have a material impact on our income tax expense.

The price of our common stock may be volatile or may decline.
The trading price of our common stock may fluctuate as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•failure to meet analysts’ revenue or earnings estimates;
•speculation in the press or investment community;
•strategic actions by us or our competitors;
•actions by institutional stockholders;
•fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	market perceptions about the innovation economy, including levels of funding or "exit" activities of companies in the industries we serve;
•proposed or adopted regulatory changes or developments;
•anticipated or pending investigations, proceedings or litigation that involve or affect us; and
•domestic and international economic factors unrelated to our performance.

The trading price of the shares of our common stock and the value of our other securities will further depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, and future sales of our equity or equity-related securities. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation, as well as the loss of key employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. The total square footage of the premises leased under the current lease arrangement is approximately 213,625 square feet. The lease will expire on September 30, 2024, unless terminated earlier or extended.
We currently operate 29 regional offices, including an administrative office, in the United States as well as offices outside the United States. We operate throughout the Silicon Valley with offices in Santa Clara, Menlo Park and Palo Alto. Other regional offices in California include Irvine, Santa Monica, Sherman Oaks, San Diego, San Francisco, St. Helena, Santa Rosa and Pleasanton. Office locations outside of California but within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; Minneapolis, Minnesota; New York, New York; Morrisville, North Carolina; Portland, Oregon; Conshohocken, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Arlington, Virginia; and Seattle, Washington. Our international offices are located in: Hong Kong; Beijing and Shanghai, China; Bangalore, India; Herzliya Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2030, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.
Our Global Commercial Bank operations are principally conducted out of our corporate headquarters in Santa Clara, and our lending teams operate out of the various regional and international offices. SVB Private Bank and SVB Capital principally operate out of our Menlo Park offices.
We believe that our properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth under Note 24—"Legal Matters" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period during the years ended December 31, 2016 and 2015, was as follows:

	2016		2015
Three months ended:	Low	High	Low	High
March 31st	$77.87	$118.09	$102.77	$128.85
June 30th	82.90	115.93	122.63	149.62
September 30th	87.28	112.83	100.76	152.99
December 31st	108.94	175.74	108.01	141.75
As of December 31, 2016, SVB Financial had no preferred stock outstanding.
Holders
As of January 30, 2017, there were 656 registered holders of our stock, and we believe there were approximately 50,342 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.
Dividends and Stock Repurchases
SVB Financial does not currently pay cash dividends on our common stock. We have not paid any cash dividends since 1992. Our Board of Directors periodically evaluates whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, changing regulatory rules, particularly rules impacting capital requirements, and relevant tax laws. Our ability to pay cash dividends is also limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation-Restrictions on Dividends” under Part I, Item 1 of this report. SVB Financial did not repurchase any of its common stock during 2016.

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
The following graph compares, for the period from December 31, 2011 through December 31, 2016, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor's 500 (“S&P 500”) Index, (ii) the cumulative total return of the NASDAQ Composite index, and (iii) the cumulative total return of the NASDAQ Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return*
Among SVB Financial, the S&P 500 Index, the NASDAQ Composite Index, and the NASDAQ Bank Index
* $100 invested on 12/31/11 in stock & index-including reinvestment of dividends.
Fiscal year ended December 31st.
Copyright ©2015 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2011	2012	2013	2014	2015	2016
SVB Financial Group	$100.00	$117.36	$219.88	$243.38	$249.32	$359.95
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Bank	100.00	115.47	163.03	170.37	183.74	251.93

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented under Part II, Item 8 of this report. Information as of and for the years ended December 31, 2016, 2015 and 2014 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2013 and 2012 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2016	2015	2014	2013	2012
Income statement summary:
Net interest income	$1,150,523	$1,006,425	$856,595	$697,344	$617,864
Provision for loan losses	(95,697)	(97,629)	(59,486)	(63,693)	(44,330)
Noninterest income	456,552	472,794	572,239	673,206	335,546
Noninterest expense	(870,779)	(778,016)	(707,180)	(615,244)	(545,998)
Income before income tax expense	640,599	603,574	662,168	691,613	363,082
Income tax expense	(250,333)	(228,754)	(183,508)	(146,830)	(113,269)
Net income before noncontrolling interests	390,266	374,820	478,660	544,783	249,813
Net income attributable to noncontrolling interests	(7,581)	(30,916)	(214,790)	(330,266)	(74,710)
Net income available to common stockholders	$382,685	$343,904	$263,870	$214,517	$175,103
Common share summary:
Earnings per common share—basic	$7.37	$6.70	$5.39	$4.73	$3.96
Earnings per common share—diluted	7.31	6.62	5.31	4.67	3.91
Book value per common share	69.71	61.97	55.24	42.83	40.94
Weighted average shares outstanding—basic	51,915	51,318	48,931	45,309	44,242
Weighted average shares outstanding—diluted	52,349	51,916	49,662	45,944	44,764
Year-end balance sheet summary:
Available-for-sale securities	$12,620,411	$16,380,748	$13,540,655	$11,986,821	$11,343,177
Held-to-maturity securities	8,426,998	8,790,963	7,421,042	—	—
Loans, net of unearned income	19,899,944	16,742,070	14,384,276	10,906,386	8,946,933
Total assets	44,683,660	44,686,703	39,337,869	26,410,144	22,762,824
Deposits	38,979,868	39,142,776	34,343,499	22,472,979	19,176,452
Short-term borrowings	512,668	774,900	7,781	5,080	166,110
Long-term debt	795,704	796,702	451,362	452,806	457,762
SVBFG stockholders' equity	3,642,554	3,198,134	2,813,072	1,961,635	1,827,256
Average balance sheet summary:
Available-for-sale securities	$13,331,315	$14,436,140	$12,907,135	$10,598,879	$10,685,564
Held-to-maturity securities	8,192,183	7,829,177	3,696,417	—	—
Loans, net of unearned income	18,283,591	14,762,941	11,502,941	9,351,378	7,558,928
Total assets	43,987,451	40,846,377	32,961,936	23,208,169	21,311,172
Deposits	38,759,059	36,293,362	28,320,825	19,619,194	17,910,088
Short-term borrowings	220,251	23,226	6,264	27,018	70,802
Long-term debt	796,302	770,848	452,215	453,906	518,112
SVBFG stockholders' equity	3,509,526	3,075,371	2,523,235	1,927,674	1,735,281
Capital ratios:
SVBFG CET 1 risk-based capital ratio	12.80%	12.28%	—%	—%	—%
SVBFG total risk-based capital ratio	14.21	13.84	13.92	13.13	14.05
SVBFG tier 1 risk-based capital ratio	13.26	12.83	12.91	11.94	12.79
SVBFG tier 1 leverage ratio	8.34	7.63	7.74	8.31	8.06
SVBFG tangible common equity to tangible assets (1)	8.15	7.16	7.15	7.43	8.03
SVBFG tangible common equity to risk-weighted assets (1)	12.89	12.34	12.93	11.61	13.50
Bank CET 1 risk-based capital ratio	12.65	12.52	—	—	—
Bank total risk-based capital ratio	13.66	13.60	12.12	11.32	12.53
Bank tier 1 risk-based capital ratio	12.65	12.52	11.09	10.11	11.24
Bank tier 1 leverage ratio	7.67	7.09	6.64	7.04	7.06
Bank tangible common equity to tangible assets (1)	7.77	6.95	6.38	6.58	7.40
Bank tangible common equity to risk-weighted assets (1)	12.75	12.59	11.19	9.84	12.05
Average SVBFG stockholders' equity to average assets	7.98	7.53	7.65	8.31	8.14
Selected financial results:
Return on average assets	0.87%	0.84%	0.80%	0.92%	0.82%
Return on average common SVBFG stockholders' equity	10.90	11.18	10.46	11.13	10.09
Net interest margin	2.72	2.57	2.81	3.29	3.19
Gross loan charge-offs to average total gross loans	0.53	0.34	0.37	0.45	0.44
Net loan charge-offs to average total gross loans	0.46	0.30	0.32	0.33	0.31
Nonperforming assets as a percentage of total assets	0.27	0.28	0.10	0.20	0.17
Allowance for loan losses as a percentage of total gross loans	1.13	1.29	1.14	1.30	1.23

(1)
See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources-Capital Ratios” under Part II, Item 7 of this report for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

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
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See our cautionary language at the beginning of this report under “Forward-Looking Statements”. Actual results could differ materially because of various factors, including but not limited to those discussed in “Risk Factors,” under Part I, Item 1A of this report.
Our fiscal year ends December 31st and, unless otherwise noted, references to years or fiscal years are for fiscal years ended December 31st.
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

Management’s Overview of 2016 Financial Performance
Overall, we had a strong year in 2016, despite lower gains from our equity warrants and private equity and venture capital investments as a result of the slowdown in IPO's and overall softening in the venture capital-backed exit markets, primarily during the first half of the year. Our strong performance is reflective of healthy loan growth, credit quality that remained sound overall despite higher levels of net loan charge-offs, and strong growth in core fee income. Our core business continues to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms as well as growth of our private bank offerings to private equity/venture capital professionals and executive leaders of the innovation companies they support.
Results for the fiscal year ended, and as of, December 31, 2016 results (compared to the fiscal year ended, and as of, December 31, 2015, where applicable):

BALANCE SHEET	EARNINGS
Assets. $44.0 billion in average total assets (up 7.7%). $44.7 billion in period-end total assets (was flat).
Cash and Cash Equivalents. $2.5 billion in average cash and cash equivalents (up 11.9%). $2.5 billion in period-end cash and cash equivalents (up 69.3%).
Loans. $18.3 billion in average total loan balances, net of unearned income (up 23.8%). $19.9 billion in period-end total loan balances, net of unearned income (up 18.9%).
Deposits. $38.8 billion in average total deposit balances (up 6.8%). $39.0 billion in period-end total deposit balances (was flat).
Off-Balance Sheet Client Investment Funds. $43.4 billion in total average client investment fund balances (up 10.5%). $45.8 billion in total period-end client investment fund balances (up 4.1%).

EPS. Earnings per diluted share of $7.31 (up 10.4%).
Net income. Consolidated net income available to common stockholders of $382.7 million (up 11.3%).
- Net interest income of $1.2 billion (up 14.3%).
- Net interest margin of 2.72% (up 15 bps).
- Noninterest income of $456.6 million, with non-GAAP core fee income+ of $316.2 million (up 19.1%).
- Noninterest expense of $870.8 million (up 11.9%).

ROE. Return on average equity (“ROE”) performance of 10.90%.

CAPITAL	CREDIT QUALITY
Capital. Continued strong capital, with all capital ratios considered "well-capitalized" under banking regulations SVBFG and SVB capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 12.80% and 12.65% compared to 12.28% and 12.52%.
- Tier 1 risk-based capital ratio of 13.26% and 12.65% compared to 12.83% and 12.52%.
- Total risk-based capital ratio of 14.21% and 13.66% compared to 13.84% and 13.60%.
- Tier 1 leverage ratio of 8.34% and 7.67% compared to 7.63% and 7.09%.

Credit Quality. Continued disciplined underwriting.
- Allowance for loan losses of 1.13% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.48% as a percentage of total gross loans.
- Net loan charge-offs of 0.46% as a percentage of average total gross loans.

+ Consists of fee income for foreign exchange, business credit cards, deposit services, client investment, letters of credit and lending related activities. This is a non-GAAP financial metric. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”).

A summary of our performance in 2016 compared to 2015 is as follows:

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2016	2015	% Change
Income Statement:
Diluted earnings per share	$7.31	$6.62	10.4%
Net income available to common stockholders	382,685	343,904	11.3
Net interest income	1,150,523	1,006,425	14.3
Net interest margin	2.72%	2.57%	15	bps
Provision for loan losses	$95,697	$97,629	(2.0)%
Noninterest income	456,552	472,794	(3.4)
Noninterest expense	870,779	778,016	11.9
Non-GAAP core fee income (1)	316,170	265,382	19.1
Non-GAAP noninterest income, net of noncontrolling interests (1)	448,513	441,058	1.7
Non-GAAP noninterest expense, net of noncontrolling interests (2)	870,255	777,188	12.0
Balance Sheet:
Average available-for-sale-securities	$13,331,315	$14,436,140	(7.7)%
Average held-to-maturity securities	8,192,183	7,829,177	4.6
Average loans, net of unearned income	18,283,591	14,762,941	23.8
Average noninterest-bearing demand deposits	31,189,218	27,822,283	12.1
Average interest-bearing deposits	7,569,841	8,471,079	(10.6)
Average total deposits	38,759,059	36,293,362	6.8
Earnings Ratios:
Return on average assets (3)	0.87%	0.84%	3.6%
Return on average common SVBFG stockholders’ equity (4)	10.90	11.18	(2.5)
Asset Quality Ratios:
Allowance for loan losses as a percentage of total period-end gross loans	1.13%	1.29%	(16)	bps
Allowance for loan losses for performing loans as a percentage of total gross performing loans	0.94	0.99	(5)
Gross loan charge-offs as a percentage of average total gross loans	0.53	0.34	19
Net loan charge-offs as a percentage of average total gross loans	0.46	0.30	16
Capital Ratios:
SVBFG CET 1 risk-based capital ratio	12.80%	12.28%	52	bps
SVBFG total risk-based capital ratio	14.21	13.84	37
SVBFG tier 1 risk-based capital ratio	13.26	12.83	43
SVBFG tier 1 leverage ratio	8.34	7.63	71
SVBFG tangible common equity to tangible assets (5)	8.15	7.16	99
SVBFG tangible common equity to risk-weighted assets (5)	12.89	12.34	55
Bank CET 1 risk-based capital ratio	12.65	12.52	32
Bank total risk-based capital ratio	13.66	13.60	6
Bank tier 1 risk-based capital ratio	12.65	12.52	13
Bank tier 1 leverage ratio	7.67	7.09	58
Bank tangible common equity to tangible assets (5)	7.77	6.95	82
Bank tangible common equity to risk-weighted assets (5)	12.75	12.59	16
Other Ratios:
GAAP operating efficiency ratio (6)	54.18%	52.60%	3.0%
Non-GAAP operating efficiency ratio (2)	54.39	53.63	1.4
Book value per common share (7)	$69.71	$61.97	12.5
Other Statistics:
Average full-time equivalent employees	2,225	2,004	11.0%
Period-end full-time equivalent employees	2,311	2,089	10.6

(1)	See “Results of Operations–Noninterest Income” below for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” below for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents consolidated net income available to common stockholders divided by average assets.

(4)	Ratio represents consolidated net income available to common stockholders divided by average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.

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
We disclose our method and approach for each of our critical accounting policies in Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
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
Our allowance for loan losses is established for loan losses that are probable and incurred but not yet realized. The process of anticipating loan losses is inherently imprecise. We apply a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The credit risk ratings for each loan are monitored and updated on an ongoing basis.
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
We also supplement our allowance by applying qualitative allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These qualitative allocations are based upon management's assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. These risks are aggregated to become our qualitative allocation. Refer to Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for a summary of the factors management considers for its qualitative allocation as part of management's estimate of the changing risks in the lending environment. In 2016, we made certain enhancements to factors included in our qualitative allocation. We changed from a total loan portfolio weighted average loss factor to a portfolio segment specific loss factor for our estimated reserve floor for portfolio segments that would not draw a minimum reserve based on the lack of historical loan loss experience. Additionally, in response to increased average borrowing amounts by our clients, we increased our definition of a large loan used for our qualitative reserve for large funded loan exposure. These enhancements were applied during the fourth quarter of 2016 and decreased our qualitative allowance by $7.9 million, net. The net decrease was primarily due to the application of a lower loss factor for our private equity/venture capital loan portfolio.
Reserve for Unfunded Credit Commitments
The reserve for unfunded credit commitments is determined using a methodology that is inherently similar to the methodology used for calculating the allowance for loan losses adjusted for factors specific to binding commitments, including the probability of funding and exposure at funding. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by management and is susceptible to changes in the near term. The reserve for unfunded credit commitments equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date.

In 2016, we made certain enhancements to our methodology for the reserve for unfunded loan commitments by applying segment specific historical loss experience for our funded loan portfolio and segment specific probability of funding factors to estimate the reserve for unfunded credit commitments. Historically, we used blended results at the overall portfolio level for both historical loss experience and funding probability. These enhancements were applied during the fourth quarter of 2016 and increased our reserve for unfunded credit commitments by $8.1 million, net. The increase was primarily due to higher loss and probability of funding factors for our software and internet and hardware loan portfolios, partially offset by lower loss factors for our private equity/venture capital loan portfolio. The reserve for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by management.

Fair Value Measurements
We use fair value measurements to record fair value for certain financial instruments and to determine fair value disclosures. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
ASC 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the significant inputs to the valuation methodology used for measurement are observable or unobservable and the significance of the level of the input to the entire measurement. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are defined in Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
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

The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis and the amounts measured using significant Level 3 inputs at December 31, 2016 and 2015:

	December 31,
	2016		2015
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$12,974,923	$130,853	$16,710,656	$137,208
As a percentage of total assets	29.0%	0.3%	37.4%	0.3%
Liabilities carried at fair value	$64,438	$—	$30,737	$—
As a percentage of total liabilities	0.2%	—%	0.1%	—%
As a percentage of assets carried at fair value		1.0%		0.8%
Financial assets valued using Level 3 measurements consist of our non-marketable securities (investments in venture capital and other investment securities in shares of public company stock subject to certain sales restrictions for which the sales restriction has not been lifted) and equity warrant assets (rights to shares of private and public company capital stock). The valuation techniques of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. (See “Risk Factors” under Item 1A of Part I above)
During 2016, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $38.1 million (which is inclusive of noncontrolling interest), primarily due to gains on exercised warrant assets. During 2015 and 2014, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $72.6 million and $188.2 million (which is inclusive of noncontrolling interest), respectively.
Derivative Assets-Equity Warrant Assets
As discussed above, the valuation of our equity warrant assets is a Level 3 measurement, which requires a significant degree of management judgment in order to value the assets. Our equity warrant asset policy is also considered a critical policy due to the variability of returns from our shares of private and public companies and due to the degree of management judgment in selecting a valuation technique for our equity warrant assets.
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
Additionally, while management has selected the valuation methodology that it believes provides the best estimate of fair value, there are several acceptable valuation techniques as well as alternative approaches for the calculation of significant inputs for the valuation technique. In the event that a different valuation technique or approach for calculating a significant input were to be used, then the estimated values of these assets could differ significantly from the existing values recorded. Further, the inherent uncertainty of valuing assets for which a ready market is unavailable may cause our estimated values of these assets to differ significantly from the values that would have been derived had a ready market for the assets existed, and those differences could be material and ultimately, the recorded fair value of equity warrant assets may never be realized, which could result in significant losses.

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
We consider our accounting policy relating to income taxes to be critical as the determination of current and deferred income taxes is based on analyses of many factors including interpretation of federal, state and foreign income tax laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.
In establishing a provision for income tax expense, we must make judgments and interpretations about the application of tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. We evaluate our uncertain tax positions in accordance with ASC 740, Income Taxes. We believe that our unrecognized tax benefits, including related interest and penalties, are adequate in relation to the potential for additional tax assessments.
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

	2016 compared to 2015			2015 compared to 2014
	Change due to			Change due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$1,073	$2,930	$4,003	$(528)	$131	$(397)
Fixed income investment portfolio (taxable)	(12,947)	15,238	2,291	72,884	391	73,275
Fixed income investment portfolio (non-taxable)	(919)	(113)	(1,032)	(277)	(79)	(356)
Loans, net of unearned income	160,623	(19,615)	141,008	153,251	(71,049)	82,202
Increase (decrease) in interest income, net	147,830	(1,560)	146,270	225,330	(70,606)	154,724
Interest expense:
Interest bearing checking and savings accounts	46	(85)	(39)	89	(620)	(531)
Money market deposits	(231)	745	514	427	(6,141)	(5,714)
Money market deposits in foreign offices	(16)	7	(9)	(14)	(48)	(62)
Time deposits	(34)	(50)	(84)	(124)	(92)	(216)
Sweep deposits in foreign offices	(247)	29	(218)	(12)	(132)	(144)
Total increase (decrease) in deposits expense	(482)	646	164	366	(7,033)	(6,667)
Short-term borrowings	972	73	1,045	32	7	39
3.50% Senior Notes	994	27	1,021	11,540	—	11,540
5.375% Senior Notes	59	(28)	31	29	—	29
Junior Subordinated Debentures	(11)	10	(1)	(10)	(16)	(26)
6.05% Subordinated Notes	(33)	306	273	(22)	126	104
Total increase in borrowings expense	1,981	388	2,369	11,569	117	11,686
Increase (decrease) in interest expense, net	1,499	1,034	2,533	11,935	(6,916)	5,019
Increase (decrease) in net interest income	$146,331	$(2,594)	$143,737	$213,395	$(63,690)	$149,705
Net Interest Income (Fully Taxable Equivalent Basis)
2016 compared to 2015
Net interest income increased by $143.7 million to $1.2 billion in 2016, compared to $1.0 billion in 2015. Overall, the increase in our net interest income was due primarily to higher average loan balances.
The main factors affecting interest income and interest expense for 2016, compared to 2015, are discussed below:

•	Interest income for 2016 increased by $146.3 million primarily due to:

◦
A $141.0 million increase in interest income from loans to $834.2 million in 2016, compared to $693.1 million in 2015. This increase was reflective of an increase in average loan balances of $3.5 billion, partially offset by a decrease of 14 basis points in the overall yield on our loan portfolio. The decrease in loan portfolio yield was reflective of a continued shift in the mix of our overall loan portfolio as well as lower loan fees, partially offset by the 25 basis point increase in the target federal funds rate by the Federal Reserve in December 2015. Our loan growth in 2016 came primarily from our private equity/venture capital and Private Bank loan portfolios which, on average, tend to have higher credit quality, but lower loan yields. Our yields were also impacted by increased price competition.

◦
A $1.3 million increase in interest income from our fixed income investment securities to $350.4 million in 2016, compared to $349.1 million in 2015 with the increase due to an $11.7 million decrease in premium amortization expense, net, as a result of new investment purchases at a net discount and lower prepayment estimates following the increase in market interest rates during the fourth quarter of 2016. This was mostly offset by lower interest income as a result of a decrease in average fixed income investment securities of $0.7 billion as a result of our sales of investment securities during the first and second quarters of 2016 to fund loans and repay short-term borrowings. Our overall yields from investment securities increased six basis points to 1.63 percent, primarily attributable to the change in premium amortization.

◦
A $4.0 million increase in interest income from our Federal Reserve deposits to $10.1 million, compared to $6.1 million in 2015. The increase was due primarily to the full year impact of the 25 basis point increase in the target federal funds rate by the Federal Reserve in December 2015 as well as higher average interest-earning cash balances in 2016.

•	Interest expense for 2016 increased to $42.9 million, compared to $40.3 million for 2015, primarily due to:

◦
A $1.0 million increase in short-term borrowings interest expense due primarily to borrowings from our available line of credit with the Federal Home Loan Bank ("FHLB") in 2016 in order to support loan growth and the liquidity needs of the Bank.

◦	A $1.0 million increase in interest expense on long-term debt related to the full year impact of the $350 million issuance of our 3.50% Senior Notes (the "3.50% Senior Notes") in late January 2015.
2015 compared to 2014
Net interest income increased by $149.7 million to $1.0 billion in 2015, compared to $858.3 million in 2014. Overall, the increase in our net interest income was due primarily to higher average loan balances and growth in our fixed income investment securities portfolio, driven by the continued growth in deposits. These increases were partially offset by lower overall loan yields as well as the increase in interest expense reflective of the $350 million issuance of our 3.50% Senior Notes in late January 2015.
The main factors affecting interest income and interest expense for 2015, compared to 2014, are discussed below:

•	Interest income for 2015 increased by $154.7 million primarily due to:

◦
An $82.2 million increase in interest income on loans to $693.1 million in 2015, compared to $610.9 million in 2014. This increase was reflective of an increase in average loan balances of $3.3 billion, partially offset by a decrease of 61 basis points in the overall yield on our loan portfolio. The decrease in loan portfolio yield was reflective of a continued shift in the mix of our overall loan portfolio. Our loan growth in 2015 primarily came from our private equity/venture capital loan portfolio which, on average, tends to have higher credit quality, lower yielding loans. Our yields were also impacted by the increased price competition and the overall low market rate environment throughout 2015.

◦
A $72.9 million increase in interest income from our fixed income investment securities to $349.1 million in 2015, compared to $276.2 million in 2014 with the majority of the increase due to a $5.7 billion increase in average balances due to strong deposit growth. Interest income was offset by a decrease in the overall yield on our fixed income investment securities portfolio, which decreased nine basis points to 1.57 percent. Lower reinvestment yields, reflective of an increase in our purchases of U.S. Treasury securities in 2015, contributed to a 16 basis point decrease in gross yields. The decrease in the gross fixed income investment portfolio yield was partially offset by a seven basis point benefit from lower premium amortization expense, driven by lower prepayments.

•	Interest expense for 2015 increased to $40.3 million, compared to $35.3 million for 2014, due primarily to:

◦	An $11.6 million increase in interest expense related to our long-term debt, reflective of the $350 million issuance of our 3.50% Senior Notes in late January 2015.

◦	A $5.7 million decrease in interest paid on our interest-bearing money market deposits as a result of market rate adjustments.
Net Interest Margin (Fully Taxable Equivalent Basis)
Our net interest margin increased by 15 basis points to 2.72 percent in 2016, compared to 2.57 percent in 2015 and 2.81 percent in 2014.
2016 compared to 2015
The increase in our net interest margin in 2016 was reflective primarily of a shift in the mix of average interest-earning assets towards our higher yielding loan portfolio as a result of our sales of investment securities during the first and second quarters of 2016 to fund loans and repay short-term borrowings. At December 31, 2016, our loan portfolio comprised 43 percent of our average interest-earning assets an increase from 38 percent for the year ended December 31, 2015. Our net interest margin also increased as a result of the 25 basis point increase in the target federal funds rate by the Federal Reserve in December 2015.

2015 compared to 2014
The decrease in our net interest margin in 2015 was primarily reflective of the continued growth of our average deposits of $8.0 billion.  A majority of the increased deposit funds were deployed into our fixed income investment portfolio, in addition to funding our loan portfolio; both of which saw a decrease in yields during 2015 as mentioned above. The lower overall fixed income investment yield is primarily reflective of the increase in our purchases of U.S. Treasury securities in 2015. Our fixed income investment portfolio (lower-yielding assets) comprised 57 percent and 54 percent of our average interest-earning assets for the years ended December 31, 2015 and 2014, respectively. The lower overall loan portfolio yield resulted largely from the continued shift in the mix of our loan portfolio due to strong growth in our, typically, higher quality, lower yielding, private equity/venture capital loan portfolio. The decrease in our loan portfolio yield also continued to reflect the overall low market rate environment and continued price competition in the marketplace. Our loan portfolio (higher-yielding assets) comprised 38 percent of our average interest-earning assets for the year ended December 31, 2015, consistent with 2014.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2016, 2015 and 2014:

Average Balances, Yields and Rates Paid for the Year Ended December 31, 2016, 2015 and 2014

	Year ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,538,362	$10,070	0.40%	$2,267,953	$6,067	0.27%	$2,465,036	$6,464	0.26%
Investment Securities: (2)
Available-for-sale securities:
Taxable	13,331,315	185,981	1.40	14,436,140	189,859	1.32	12,873,327	195,698	1.52
Non-taxable (3)	—	—		—	—	—	33,808	2,040	6.03
Held-to-maturity securities:
Taxable	8,130,221	160,956	1.98	7,750,649	154,787	2.00	3,646,836	75,673	2.08
Non-taxable (3)	61,962	3,437	5.55	78,528	4,469	5.69	49,581	2,785	5.62
Total loans, net of unearned income (4) (5)	18,283,591	834,155	4.56	14,762,941	693,147	4.70	11,502,941	610,945	5.31
Total interest-earning assets	42,345,451	1,194,599	2.82	39,296,211	1,048,329	2.67	30,571,529	893,605	2.92
Cash and due from banks	325,415			301,529			232,890
Allowance for loan losses	(236,936)			(188,904)			(134,044)
Other assets (6)	1,553,521			1,437,541			2,291,561
Total assets	$43,987,451			$40,846,377			$32,961,936
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$318,381	$246	0.08%	$259,462	$285	0.11%	$178,391	$816	0.46%
Money market deposits	5,746,892	4,705	0.08	6,029,150	4,191	0.07	5,415,258	9,905	0.18
Money market deposits in foreign offices	152,388	66	0.04	190,176	75	0.04	224,675	137	0.06
Time deposits	58,071	70	0.12	86,115	154	0.18	154,698	370	0.24
Sweep deposits in foreign offices	1,294,109	524	0.04	1,906,176	742	0.04	1,936,916	886	0.05
Total interest-bearing deposits	7,569,841	5,611	0.07	8,471,079	5,447	0.06	7,909,938	12,114	0.15
Short-term borrowings	220,251	1,087	0.49	23,226	42	0.18	6,264	3	0.05
3.50% Senior Notes	346,810	12,562	3.62	319,944	11,540	3.61	—	—	—
5.375% Senior Notes	347,277	19,383	5.58	346,724	19,352	5.58	346,200	19,323	5.58
Junior Subordinated Debentures	54,588	3,324	6.09	54,764	3,326	6.07	54,940	3,352	6.10
6.05% Subordinated Notes	47,627	906	1.90	49,416	633	1.28	51,075	529	1.04
Total interest-bearing liabilities	8,586,394	42,873	0.50	9,265,153	40,340	0.44	8,368,417	35,321	0.42
Portion of noninterest-bearing funding sources	33,759,057			30,031,058			22,203,112
Total funding sources	42,345,451	42,873	0.10	39,296,211	40,340	0.10	30,571,529	35,321	0.11
Noninterest-bearing funding sources:
Demand deposits	31,189,218			27,822,283			20,410,887
Other liabilities	571,205			541,096			419,043
SVBFG stockholders’ equity	3,509,526			3,075,371			2,523,235
Noncontrolling interests	131,108			142,474			1,240,354
Portion used to fund interest-earning assets	(33,759,057)			(30,031,058)			(22,203,112)
Total liabilities and total equity	$43,987,451			$40,846,377			$32,961,936
Net interest income and margin		$1,151,726	2.72%		$1,007,989	2.57%		$858,284	2.81%
Total deposits	$38,759,059			$36,293,362			$28,320,825
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(1,203)			(1,564)			(1,689)
Net interest income, as reported		$1,150,523			$1,006,425			$856,595

(1)
Includes average interest-earning deposits in other financial institutions of $671 million, $480 million and $364 million in 2016, 2015 and 2014, respectively. For 2016, 2015 and 2014, balances also include $1.8 billion, $1.7 billion and $1.9 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities is presented on a fully taxable equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $104.9 million, $98.1 million and $97.3 million in 2016, 2015 and 2014, respectively.

(6)
Average investment securities of $0.8 billion in each of 2016 and 2015 and $1.8 billion in 2014, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable and other securities. During the second quarter of 2015 we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance.

Provision for Loan Losses
The following table summarizes our allowance for loan losses for 2016, 2015 and 2014, respectively:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Allowance for loan losses, beginning balance	$217,613	$165,359	$142,886
Provision for loan losses	95,697	97,629	59,486
Gross loan charge-offs	(96,857)	(50,968)	(43,168)
Loan recoveries	12,212	6,209	6,404
Foreign currency translation adjustments (1)	(3,299)	(616)	(249)
Allowance for loan losses, ending balance	$225,366	$217,613	$165,359
Provision for loan losses as a percentage of total gross loans	0.48%	0.58%	0.41%
Gross loan charge-offs as a percentage of average total gross loans	0.53	0.34	0.37
Net loan charge-offs as a percentage of average total gross loans	0.46	0.30	0.32
Allowance for loan losses as a percentage of period-end total gross loans	1.13	1.29	1.14
Period-end total gross loans	$20,024,662	$16,857,131	$14,488,766
Average total gross loans	18,396,256	14,870,269	11,592,052

(1)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amounts were previously reported with loan recoveries and have been revised to conform to current period presentation.

Our provision for loan losses is a function of our reserve methodology, which is used to determine an appropriate allowance for loan losses for the period. Our reserve methodology is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risk of the loan portfolio. For a more detailed discussion of credit quality and the allowance for loan losses, see “Critical Accounting Policies and Estimates” above, “Consolidated Financial Condition-Credit Quality and the Allowance for Loan Losses” below and Note 9—"Loans and Allowance for Loan Losses" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for further details on our allowance for loan losses.
2016 compared to 2015
We had a provision for loan losses of $95.7 million in 2016, compared to a provision of $97.6 million in 2015. The provision of $95.7 million in 2016 was reflective primarily of $37.9 million for charge-offs that did not previously have a specific reserve, $30.9 million for specific reserves on new nonaccrual loans, $29.5 million for period-end loan growth of $3.2 billion, partially offset by a $7.9 million decrease due to enhancements to our loan loss reserve methodology during the fourth quarter of 2016 as discussed in our "Critical Accounting Policies and Estimates".
2015 compared to 2014
We had a provision for loan losses of $97.6 million in 2015, compared to a provision of $59.5 million in 2014. The provision of $97.6 million in 2015 was driven primarily by net charge-offs of $43.9 million, a $36.8 million increase in the reserve for nonaccrual loans and an additional reserve of $21.6 million for period-end loan growth of $2.4 billion, offset by a reserve release of $4.6 million due to the improvement of the credit quality of our overall loan portfolio. Gross loan charge-offs were $51.0 million, of which $33.3 million came from our software and internet loan portfolio.

Noninterest Income
For the year ended December 31, 2016, noninterest income was $456.6 million, compared to $472.8 million and $572.2 million, for the comparable 2015 and 2014 periods. For the year ended December 31, 2016, non-GAAP noninterest income, net of noncontrolling interests was $448.5 million, compared to $441.1 million and $352.5 million, for the comparable 2015 and 2014 periods. For the year ended December 31, 2016, non-GAAP core fee income was $316.2 million, compared to $265.4 million and $209.6 million for the comparable 2015 and 2014 periods. (See reconciliations of non-GAAP measures used below under "Use of Non-GAAP Financial Measures".)
Use of Non-GAAP Financial Measures
To supplement our audited consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP measures of financial performance (including, but not limited to, non-GAAP core fee income, non-GAAP noninterest income and non-GAAP net gains on investment securities). These supplemental performance measures may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Non-GAAP financial measures are not in accordance with, or an alternative for, GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirement.
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
Included in noninterest income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests and net losses on the SVBIF sale transaction.
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. Core fee income includes foreign exchange fees, deposit service charges, credit card fees, lending related fees, client investment fees and letters of credit fees.
The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF sale transaction for 2016, 2015 and 2014, respectively:

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
GAAP noninterest income	$456,552	$472,794	(3.4)%	$572,239	(17.4)%
Less: income attributable to noncontrolling interests, including carried interest (1)	8,039	31,736	(74.7)	233,624	(86.4)
Non-GAAP noninterest income, net of noncontrolling interests	448,513	441,058	1.7	338,615	30.3
Less: net losses on SVBIF sale transaction (2)	—	—	—	13,934	(100.0)
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF sale transaction	$448,513	$441,058	1.7	$352,549	25.1

(1)
In 2015, we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance.

(2)	Pre-tax net losses of $13.9 million on the then-pending sale of SVBIF are included in other noninterest income at December 31, 2014.

The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for 2016, 2015 and 2014, respectively:

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
GAAP noninterest income	$456,552	$472,794	(3.4)%	$572,239	(17.4)%
Less: gains on investment securities, net (1)	51,740	89,445	(42.2)	267,023	(66.5)
Less: gains on derivative instruments, net	48,581	83,805	(42.0)	96,845	(13.5)
Less: other noninterest income (loss)	40,061	34,162	17.3	(1,260)	NM
Non-GAAP core fee income (2)	$316,170	$265,382	19.1	$209,631	26.6

NM—Not meaningful

(1)
In 2015, we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02). Amounts prior to January 1, 2015 have not been revised for the adoption of this guidance.

(2)
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
Our available-for-sale securities portfolio is primarily a fixed income investment portfolio that is managed with the objective of earning an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification as well as addressing our asset/liability management objectives. Sales of equity securities held as a result of our exercised warrants, result in net gains or losses on investment securities. These sales are conducted pursuant to the guidelines of our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of fixed-income investment securities in our AFS securities portfolio may result in net gains or losses and are also conducted pursuant to the guidelines of our investment policy.
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
In 2016, we had net gains on investment securities of $51.7 million, compared to $89.4 million and $267.0 million in 2015 and 2014, respectively. Non-GAAP net gains on investment securities, net of noncontrolling interests were $43.4 million in 2016, compared to $57.3 million in 2015. The decrease in net gains on investment securities for 2016 compared to 2015 was reflective of a slowdown in IPO's and overall softness in the venture capital-backed exit markets, primarily during the first half of 2016, which drove lower warrant and venture capital-related gains. Net gains on investment securities, net of noncontrolling interests of $43.4 million in 2016 were driven by the following:

•
Gains of $28.6 million from our strategic and other investments, primarily driven by continued distributions from our strategic venture capital fund investments reflective of IPO and M&A activity as well as unrealized valuation increases from certain investments due to market activity,

•
Gains of $12.2 million from our available-for-sale securities portfolio, primarily reflective of $13.8 million of net gains on the sale of approximately $2.9 billion in U.S. Treasury securities, partially offset by $1.6 million of net losses on sales of shares from exercised warrants in public companies upon expiration of lock-up periods during 2016, and

•	Gains of $1.9 million from our managed funds of funds, primarily related to unrealized valuation increases.
In 2015, we had net gains on investment securities of $89.4 million, compared to $267.0 million in 2014. Non-GAAP net gains on investment securities, net of noncontrolling interests were $57.3 million in 2015, compared to $30.7 million in 2014. Net gains on investment securities, net of noncontrolling interests of $57.3 million in 2015 were driven by the following:

•
Gains of $30.2 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments reflective of IPO and M&A activity as well as unrealized valuation increases from certain investments,

•	Gains of $17.0 million from our managed funds of funds, primarily related to unrealized valuation increases, and

•
Gains of $5.6 million from our managed direct venture funds, primarily related to realized gains from distributions on investments, including the remaining shares of FireEye, Inc. ("FireEye"), as well as unrealized valuation increases.

The following table provides a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for 2016, 2015 and 2014:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Year ended December 31, 2016
GAAP gains (losses) on investment securities, net	$10,139	$(171)	$948	$12,195	$28,629	$51,740
Less: gains attributable to noncontrolling interests, including carried interest	8,220	92	—	—	—	8,312
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$1,919	$(263)	$948	$12,195	$28,629	$43,428
Year ended December 31, 2015
GAAP gains on investment securities, net	$40,827	$13,873	$3,337	$1,201	$30,207	$89,445
Less: gains attributable to noncontrolling interests, including carried interest	23,802	8,313	—	—	—	32,115
Non-GAAP net gains on investment securities, net of noncontrolling interests	$17,025	$5,560	$3,337	$1,201	$30,207	$57,330
Year ended December 31, 2014
GAAP gains (losses) on investment securities, net	$262,463	$(6,512)	$3,191	$(18,598)	$26,479	$267,023
Less: gains (losses) attributable to noncontrolling interests, including carried interest	239,588	(3,279)	(15)	—	—	236,294
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$22,875	$(3,233)	$3,206	$(18,598)	$26,479	$30,729

Gains on Derivative Instruments, Net
A summary of gains on derivative instruments, net, for 2016, 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Equity warrant assets (1):
Gains on exercises, net	$31,197	$41,455	(24.7)%	$38,762	6.9%
Cancellations and expirations	(3,015)	(1,040)	189.9	(856)	21.5
Changes in fair value, net	9,710	30,548	(68.2)	33,106	(7.7)
Net gains on equity warrant assets	37,892	70,963	(46.6)	71,012	(0.1)
Gains on foreign exchange forward contracts, net:
(Losses) gains on client foreign exchange forward contracts, net (2)	(5,674)	694	NM	5,081	(86.3)
Gains on internal foreign exchange forward contracts, net (3)	16,136	12,377	30.4	21,598	(42.7)
Total gains on foreign exchange forward contracts, net	10,462	13,071	(20.0)	26,679	(51.0)
Change in fair value of interest rate swaps	(35)	(20)	75.0	(50)	(60.0)
Net gains (losses) on other derivatives (4)	262	(209)	NM	(796)	(73.7)
Gains on derivative instruments, net	$48,581	$83,805	(42.0)	$96,845	(13.5)

NM—Not meaningful

(1)
At December 31, 2016, we held warrants in 1,739 companies, compared to 1,652 companies at December 31, 2015 and 1,478 companies at December 31, 2014. The total value of our warrant portfolio was $131 million at December 31, 2016, $137 million at December 31, 2015, and $117 million at December 31, 2014. Warrants in 17 companies each had values greater than $1.0 million and collectively represented 29 percent of the fair value of the total warrant portfolio at December 31, 2016.

(2)
Represents the change in fair value of foreign exchange forward contracts executed on behalf of clients, excluding any spread or fees earned in connection with these trades. The change in fair value of our client foreign exchange contracts is offset by the revaluation of client foreign currency denominated financial instruments which are included in the line item "Other" within noninterest income. Refer to the discussion related to gains (losses) on the revaluation of client foreign currency instruments, net, included in the line item "Other noninterest income" for more information.

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

(4)	Primarily represents the change in fair value of our client interest rate derivatives.
Gains on derivative instruments, net, were $48.6 million in 2016, compared to $83.8 million in 2015 and $96.8 million in 2014. Net gains on derivative instruments of $48.6 million in 2016 were primarily due to the following:

•
Net gains on equity warrant assets of $37.9 million in 2016, due primarily to $31.2 million from the exercise of equity warrant assets, reflective of IPO and M&A activity, and warrant valuation increases of $9.7 million driven by changes in valuations from our private company warrant portfolio.

•
Net gains of $16.1 million on internal foreign exchange forward contracts hedging certain of our foreign currency denominated instruments in 2016. The $16.1 million of gains were primarily attributable to the continued appreciation of the U.S. Dollar during 2016. These gains were offset by losses of $16.7 million from the revaluation of foreign currency denominated instruments, which are included in the line item "Other" within noninterest income as noted below.

Gains on derivative instruments, net, of $83.8 million in 2015 were primarily due to the following:

•
Net gains on equity warrant assets of $71.0 million in 2015, due primarily to $41.5 million from the exercise of equity warrant assets, reflective of the exercise and conversion of several of our public warrants, and from warrant valuation increases of $30.5 million driven by changes in valuations from our private company warrant portfolio.

•
Net gains of $12.4 million on internal foreign exchange forward contracts hedging certain of our foreign currency denominated instruments in 2015. The $12.4 million of gains were attributable primarily to the continued appreciation of the U.S. Dollar during 2015. These gains were offset by losses of $12.7 million from the revaluation of foreign currency denominated instruments which are included in the line item "Other" within noninterest income as noted below.

Non-GAAP Core Fee Income

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Non-GAAP core fee income (1):
Foreign exchange fees	$104,183	$87,007	19.7%	$71,659	21.4%
Credit card fees	68,205	56,657	20.4	41,792	35.6
Deposit service charges	52,524	46,683	12.5	39,937	16.9
Lending related fees	33,395	32,536	2.6	25,711	26.5
Client investment fees	32,219	21,610	49.1	14,883	45.2
Letters of credit and standby letters of credit fees	25,644	20,889	22.8	15,649	33.5
Total non-GAAP core fee income (1)	$316,170	$265,382	19.1	$209,631	26.6

(1)
This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. See "Use of Non-GAAP Measures" above.

Foreign Exchange Fees
Foreign exchange fees were $104.2 million in 2016, compared to $87.0 million and $71.7 million in 2015 and 2014, respectively. The increases in foreign exchange fees were due primarily to the increase in the number of clients actively managing currency exposure as a result of the recent volatility in the currency markets following the United Kingdom's vote to withdraw from the European Union ("Brexit"). For the year ended December 31, 2016, a one-time reclassification of $2.9 million in foreign exchange fee income from noninterest income gains on derivative instruments also contributed to the increase.
Credit Card Fees
Credit card fees were $68.2 million in 2016, compared to $56.7 million and $41.8 million in 2015 and 2014, respectively. The increases reflect increased client utilization of our credit card products and custom payment solutions provided to new and existing clients. The increases were partially offset by higher rebate/rewards expense.
Deposit Service Charges
Deposit service charges were $52.5 million in 2016, compared to $46.7 million and $39.9 million in 2015 and 2014, respectively. The increases were reflective of the increase in the number of deposit clients as well as increases in transaction volumes.
Lending Related Fees
Lending related fees were $33.4 million in 2016, compared to $32.5 million and $25.7 million in 2015 and 2014, respectively. The increases were primarily due to increases in unused commitment fees. Unused loan commitments were $15.0 billion at December 31, 2016, $14.1 billion at December 31, 2015 and $13.5 billion at December 31, 2014.
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
Client investment fees were $32.2 million in 2016, compared to $21.6 million and $14.9 million in 2015 and 2014, respectively. The increases were reflective of an increase in average client investment funds driven by our clients’ increased utilization of our off-balance sheet products managed by SVB Asset Management and our cash sweep product as well as from money fund rate increases across our off-balance sheet client investment fund platforms during the first quarter of 2016.
The following table summarizes average client investment funds for 2016, 2015 and 2014:

	Year ended December 31,
(Dollars in millions)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Client directed investment assets (1)	$6,948	$7,881	(11.8)%	$7,173	9.9%
Client investment assets under management (2)	21,287	19,934	6.8	16,049	24.2
Sweep money market funds	15,122	11,411	32.5	6,814	67.5
Total average client investment funds (3)	$43,357	$39,226	10.5	$30,036	30.6

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at December 31, 2016, 2015 and 2014:

	December 31,
(Dollars in millions)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Client directed investment assets (1)	$5,510	$7,527	(26.8)%	$6,158	22.2%
Client investment assets under management (2)	23,115	22,454	2.9	18,253	23.0
Sweep money market funds	17,173	14,011	22.6	7,957	76.1
Total period-end client investment funds (3)	$45,798	$43,992	4.1	$32,368	35.9

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
Letters of Credit and Standby Letters of Credit Fees
Letters of credit and standby letters of credit fees were $25.6 million in 2016, compared to $20.9 million and $15.6 million in 2015 and 2014, respectively. The increases were primarily driven by increases in deferred fee income reflective of larger letter of credit issuances.

Other Noninterest Income (Loss)
A summary of other noninterest income (loss) for 2016, 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Fund management fees	$19,195	$15,941	20.4%	$13,498	18.1%
Service-based fee income	7,962	8,767	(9.2)	8,650	1.4
Net losses on the sale of certain assets related to our SVBIF business	—	—	—	(13,934)	(100.0)
Gains (losses) on revaluation of client foreign currency instruments, net (1)	4,215	115	NM	(4,078)	(102.8)
Losses on revaluation of internal foreign currency instruments, net (2)	(16,676)	(12,735)	30.9	(21,636)	(41.1)
Other (3)	25,365	22,074	14.9	16,240	35.9
Total other noninterest income (loss)	$40,061	$34,162	17.3	$(1,260)	NM

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
Total other noninterest income was $40.1 million in 2016, compared to income of $34.2 million in 2015 and a loss of $1.3 million in 2014. The increase of $5.9 million in other noninterest income from 2015 to 2016 was due to the following:

•	Fund management fees of $19.2 million as compared to fees of $15.9 million for the comparable 2015 period. The increase was due primarily to the addition of new managed funds at SVB Capital.

•
Other noninterest income increased $3.3 million primarily due to an increase in carried interest income and other fee income partially offset by decreases in correspondent bank rebate income and FHLB/FRB stock dividend income.

The increase of $35.5 million in 2015 was due to the following:

•	2014 included pre-tax net losses of $13.9 million related to the sale of SVBIF.

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

Noninterest Expense
A summary of noninterest expense for 2016, 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Compensation and benefits	$514,270	$473,841	8.5%	$409,486	15.7%
Professional services	94,982	82,839	14.7	94,377	(12.2)
Premises and equipment	65,502	51,927	26.1	49,716	4.4
Business development and travel	40,130	39,524	1.5	40,057	(1.3)
Net occupancy	39,928	34,674	15.2	30,004	15.6
FDIC and state assessments	30,285	25,455	19.0	19,206	32.5
Correspondent bank fees	12,457	13,415	(7.1)	13,118	2.3
Provision for (reduction of) unfunded credit commitments	10,982	(1,946)	NM	6,511	(129.9)
Other	62,243	58,287	6.8	44,705	30.4
Total noninterest expense	$870,779	$778,016	11.9	$707,180	10.0

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

	Year ended December 31,
Non-GAAP operating efficiency ratio, net of noncontrolling interests (Dollars in thousands, except ratios)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
GAAP noninterest expense	$870,779	$778,016	11.9%	$707,180	10.0%
Less: expense attributable to noncontrolling interests	524	828	(36.7)	18,867	(95.6)
Non-GAAP noninterest expense, net of noncontrolling interests	$870,255	$777,188	12.0	$688,313	12.9

GAAP net interest income	$1,150,523	$1,006,425	14.3	$856,595	17.5
Adjustments for taxable equivalent basis	1,203	1,564	(23.1)	1,689	(7.4)
Non-GAAP taxable equivalent net interest income	$1,151,726	$1,007,989	14.3	$858,284	17.4
Less: income attributable to noncontrolling interests	66	8	NM	33	(75.8)
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$1,151,660	$1,007,981	14.3	$858,251	17.4

GAAP noninterest income	$456,552	$472,794	(3.4)	$572,239	(17.4)
Non-GAAP noninterest income, net of noncontrolling interests and excluding net losses on SVBIF sale transaction	448,513	441,058	1.7	352,549	25.1

GAAP total revenue	$1,607,075	$1,479,219	8.6	$1,428,834	3.5
Non-GAAP taxable equivalent revenue, net of noncontrolling interests and excluding net losses on SVBIF sale transaction	$1,600,173	$1,449,039	10.4	$1,210,800	19.7
GAAP operating efficiency ratio	54.18%	52.60%	3.0	49.49%	6.3
Non-GAAP operating efficiency ratio (1)	54.39	53.63	1.4	56.85	(5.7)

NM—Not meaningful

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests by non-GAAP total taxable equivalent revenue, net of noncontrolling interests and excluding net losses on SVBIF sale transaction.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense:

	Year ended December 31,
(Dollars in thousands, except employees)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Compensation and benefits:
Salaries and wages	$244,470	$214,310	14.1%	$186,763	14.7%
Incentive compensation	119,589	121,948	(1.9)	100,874	20.9
ESOP	3,159	8,585	(63.2)	6,690	28.3
Other employee compensation and benefits (1)	147,052	128,998	14.0	115,159	12.0
Total compensation and benefits	$514,270	$473,841	8.5	$409,486	15.7
Period-end full-time equivalent employees	2,311	2,089	10.6	1,914	9.1
Average full-time equivalent employees	2,225	2,004	11.0	1,815	10.4

(1)
Other employee compensation and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant incentive and retention program plans, agency fees and other employee related expenses.

Compensation and benefits expense was $514.3 million in 2016, compared to $473.8 million in 2015 and $409.5 million in 2014. The key factors driving the increase in compensation and benefits expense in 2016 were as follows:

•
An increase of $30.2 million in salaries and wages expense, primarily due to an increase in the number of average FTEs. Average FTEs increased by 221 to 2,225 in 2016, compared to 2,004 in 2015, primarily to support our product development, operations, sales and advisory functions, as well as to support our commercial banking initiatives.

•	An increase of $18.1 million in other employee compensation and benefits, primarily due to higher agency fees, group health and life insurance expenses and share-based plan expenses.

•	A decrease of $5.4 million in ESOP expense, based on higher expenses in 2015 reflective of our strong 2015 performance.
The increase in compensation and benefits expense of $64.3 million in 2015 as compared to 2014 was due primarily to the following:

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

•
An increase of $13.8 million in other employee compensation and benefits, primarily due to an increase of $5.2 million in the Warrant Incentive Plan expense resulting from an increase in realized gains recorded on our equity warrant assets during the year. The remaining increases related to various other employee benefits, particularly employer payroll taxes, 401(k) expenses, and share-based plan expenses, which in total, contributed to an $8.6 million increase compared to 2014, primarily reflective of the increase in average FTEs noted above.

Our variable compensation plans primarily consist of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan. Total costs incurred under these plans were $145.3 million in 2016, compared to $155.5 million in 2015 and $125.3 million in 2014. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $95.0 million in 2016, compared to $82.8 million in 2015 and $94.4 million in 2014. The increase in 2016 was due primarily to increases in consulting expenses for regulatory compliance initiatives. Included in professional service expense in 2014, were management fee expenses of $12.8 million relating to our SVB Capital business, of which $12.0 million were associated with our deconsolidated VIEs upon adoption of ASU 2015-02 (which amends the consolidation requirement for certain legal entities - See Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for additional details), contributing to the decrease in professional services expense for 2015.
Premises and Equipment
Premises and equipment expense was $65.5 million in 2016, compared to $51.9 million in 2015 and $49.7 million in 2014. The increase in 2016 was due primarily to increased spending to enhance and maintain our IT infrastructure and support our overall growth.

Net Occupancy
Net occupancy expense was $39.9 million in 2016, compared to $34.7 million in 2015 and $30.0 million in 2014. The increases were primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.
FDIC and State Assessments
FDIC and state assessments expense was $30.3 million in 2016, compared to $25.5 million in 2015 and $19.2 million in 2014. The increases were due primarily to the increase in our average assets as well as an increase in the federal assessment rate structure in 2016.
Provision for (Reduction of) Unfunded Credit Commitments
We recorded a provision for unfunded credit commitments of $11.0 million in 2016, compared to a reduction of our reserve for unfunded credit commitments of $1.9 million in 2015 and a provision for unfunded credit commitments of $6.5 million in 2014. Our provision for unfunded credit commitments in 2016 primarily was a result of enhancements in factors used to estimate in our reserve for unfunded credit commitments. These enhancements were applied during the fourth quarter of 2016 and increased our reserve for unfunded credit commitments by $8.1 million, net. The increase was primarily due to higher loss and conversion factors for our software and internet and hardware loan portfolios, partially offset by lower loss factors for our private equity/venture capital loan portfolio.
Our reserve decreased in 2015, due primarily to a change in the composition of our unfunded credit commitment portfolio, which resulted in a decrease in the reserve rate. The decrease was partially offset by growth in total loan commitments available for funding and commercial and standby letters of credit, which increased by $0.9 billion to $15.6 billion in 2015 from $14.7 billion in 2014.
Other Noninterest Expense
A summary of other noninterest expense for 2016, 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Lending and other client related processing costs	$19,867	$15,944	24.6%	$10,692	49.1%
Data processing services	9,014	7,316	23.2	8,079	(9.4)
Telephone	9,793	9,398	4.2	7,250	29.6
Postage and supplies	2,851	3,154	(9.6)	3,196	(1.3)
Dues and publications	2,828	2,476	14.2	2,549	(2.9)
Other	17,890	19,999	(10.5)	12,939	54.6
Total other noninterest expense	$62,243	$58,287	6.8	$44,705	30.4

Other noninterest expense was $62.2 million in 2016 compared to $58.3 million in 2015 and $44.7 million in 2014. The increase was due primarily to an increase in lending and other client related processing costs as a result of the growth of our credit card and payment product offerings.
Net Income Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income.
In the table below, noninterest income consists primarily of investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial's subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for 2016, 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Net interest income (1)	$(66)	$(8)	NM	$(33)	(75.8)%
Noninterest income (1)	(5,434)	(27,648)	(80.3)	(240,661)	(88.5)
Noninterest expense (1)	524	828	(36.7)	18,867	(95.6)
Carried interest allocation (2)	(2,605)	(4,088)	(36.3)	7,037	(158.1)
Net income attributable to noncontrolling interests	$(7,581)	$(30,916)	(75.5)	$(214,790)	(85.6)

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.
Net income attributable to noncontrolling interests was $7.6 million in 2016, compared to $30.9 million in 2015. Net income attributable to noncontrolling interests of $7.6 million for 2016 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $8.3 million ($5.7 million excluding carried interest) primarily from gains of $8.2 million from our managed funds of funds primarily due to unrealized valuation increases. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net", and

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
Net income attributable to noncontrolling interests was $30.9 million in 2015, compared to $214.8 million in 2014. Net income attributable to noncontrolling interests of $30.9 million for 2015 was primarily a result of the following:

•
Net gains on investment securities (including carried interest) attributable to noncontrolling interests of $32.1 million ($28.0 million excluding carried interest) primarily from gains of $23.8 million from our managed funds of funds due to unrealized valuation increases and $8.3 million from our managed direct venture funds. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net", and

•	Noninterest expense of $0.8 million, related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.
The overall decrease in net income attributable to noncontrolling interests for 2015 compared to 2014 was primarily reflective of the adoption of ASU 2015-02 on January 1, 2015 in which we deconsolidated 16 entities. Net income attributable to noncontrolling interests was $214.8 million in 2014 and was primarily a result of the following:

•
Net gains on investment securities attributable to noncontrolling interests of $243.3 million reflective of gains of $239.6 million from our managed funds of funds due to unrealized valuation increases from IPO and M&A activity and other valuation increases across the portfolio, partially offset by losses of $3.3 million from our managed direct venture funds. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net", and

•	Noninterest expense of $18.9 million, primarily related to management fees paid by the noncontrolling interests to our subsidiaries that serve as the general partner.

Income Taxes
Our effective income tax expense rate was 39.5 percent in 2016, compared to 39.9 percent in 2015 and 41.0 percent in 2014.
The components of our tax rate as discussed in Note 15—"Income Taxes" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report were consistent for the 2016, 2015, and 2014 periods. The decrease in our 2016 effective tax rate from the comparable 2015 rate was primarily attributable to a review of and adjustments made to our deferred tax balances recorded during the period as well as an increase in the recognition of tax benefits from net operating loss carryforwards related to a previously disposed business line. The decrease in our 2015 effective tax rate from the comparable 2014 rate was primarily attributable to the recognition of tax benefits during 2015 from net operating loss carryforwards related to a previously disposed business line.
Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Refer to Note 21—"Segment Reporting" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.
The following is our reportable segment information for 2016, 2015 and 2014:

Global Commercial Bank

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Net interest income	$1,040,712	$853,882	21.9%	$742,245	15.0%
Provision for loan losses	(93,885)	(94,913)	(1.1)	(58,635)	61.9
Noninterest income	320,421	272,862	17.4	203,474	34.1
Noninterest expense	(630,760)	(577,477)	9.2	(512,245)	12.7
Income before income tax expense	$636,488	$454,354	40.1	$374,839	21.2
Total average loans, net of unearned income	$16,047,545	$12,984,646	23.6	$10,144,291	28.0
Total average assets	41,494,959	38,439,161	7.9	30,183,254	27.4
Total average deposits	37,301,483	34,996,194	6.6	27,360,721	27.9

Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $636.5 million in 2016, compared to $454.4 million in 2015 and $374.8 million in 2014, which reflected the continued growth of our core commercial business and clients. The key components of GCB's performance are discussed below:
2016 compared to 2015
Net interest income from GCB increased by $186.8 million in 2016, due primarily to a $126.6 million increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower loan yields.
Noninterest income increased by $47.6 million in 2016, related primarily to an increase in our core fees (higher foreign exchange fees, credit card fees and lending related fees). The increase in foreign exchange fees was due primarily to an increase in our client count as well as volume related to increased market volatility. The increase in credit card fees was primarily reflective of increased client utilization of our credit card products and custom payment solutions provided to new and existing clients, partially offset by higher rebate/rewards expense. The increase in lending related fees was due primarily to an increase in unused commitment fees associated with an increase in unfunded credit commitments.
Noninterest expense increased by $53.3 million in 2016, due primarily to increased expenses for compensation and benefits, premises and equipment and net occupancy. Compensation and benefits expenses increased as a result of higher salaries and wages expenses. The increase in GCB salaries and wages expenses was due primarily to an increase in the average number of FTEs at GCB, which increased by 169 to 1,793 FTEs in 2016, compared to 1,624 FTEs in 2015. Premises and equipment expense increased due to increased spending to enhance and maintain our IT infrastructure. Net occupancy expenses increased due primarily to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices, primarily our UK office, to support our growth.
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
Noninterest income increased by $69.4 million in 2015, due primarily to higher foreign exchange fees and credit card fees. The increase in foreign exchange fees was primarily due to increased utilization of foreign currency products by our clients, resulting in an increase in the number of trades and commissioned notional volumes. The increase in credit card fees reflects increased client utilization of our credit card products and custom payment solutions by new and existing clients. Also, noninterest income in 2014 included the $13.9 million loss from the impact of the held-for-sale classification of SVBIF.
Noninterest expense increased by $65.2 million in 2015, due primarily to an increase in salaries and wages and FDIC and state assessments. The increase in salaries and wages was due primarily to an increase in the average number of FTEs for GCB, which increased by 142 to 1,624 in 2015, compared to 1,482 in 2014 as well as an increase in incentive compensation reflective of stronger financial performance for the current year compared to prior year. The increase in FDIC and state assessments was due to the increase in average assets.

SVB Private Bank

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Net interest income	$53,582	$44,412	20.6%	$31,427	41.3%
Provision for loan losses	(1,812)	(2,716)	(33.3)	(851)	NM
Noninterest income	2,713	2,011	34.9	1,494	34.6
Noninterest expense	(12,379)	(12,185)	1.6	(11,314)	7.7
Income before income tax expense	$42,104	$31,522	33.6	$20,756	51.9
Total average loans, net of unearned income	$2,025,381	$1,592,065	27.2	$1,155,992	37.7
Total average assets	2,035,311	1,588,778	28.1	1,176,326	35.1
Total average deposits	1,133,425	1,108,411	2.3	890,062	24.5

NM—Not meaningful
Income before income tax expense from SVB Private Bank increased to $42.1 million in 2016, compared to $31.5 million in 2015 and $20.8 million in 2014. The key drivers of SVB Private Bank's performance are discussed below:
2016 compared to 2015
Net interest income increased by $9.2 million in 2016, due primarily to an increase in loan interest income from an increase in average loan balances.
Noninterest income increased by $0.7 million in 2016, primarily driven by increased client investment fee income related to the continued growth of our Wealth Advisory practice.
2015 compared to 2014
Net interest income increased by $13.0 million in 2015, due primarily to a $10.5 million increase in loan interest income from an increase in average loan balances, partially offset by a decrease in the overall yield on our Private Bank loan portfolio, reflective of the low interest rate environment.
We had a provision for loan losses from SVB Private Bank of $2.7 million in 2015, primarily due to period-end loan growth. The provision for loan losses of $0.9 million in 2014 was primarily due to period-end loan growth.
Noninterest income increased by $0.5 million in 2015, primarily driven by increased credit card fees as a result of increased utilization of our credit card products by new and existing clients.
Noninterest expense increased by $0.9 million in 2015, primarily driven by expenses related to the continued growth of our Wealth Advisory practice.
SVB Capital

	Year ended December 31,
(Dollars in thousands)	2016	2015	% Change 2016/2015	2014	% Change 2015/2014
Net interest (expense) income	$(49)	$3	NM%	$58	(94.8)%
Noninterest income	49,365	70,857	(30.3)	58,058	22.0
Noninterest expense	(15,546)	(14,699)	5.8	(12,668)	16.0
Income before income tax expense	$33,770	$56,161	(39.9)	$45,448	23.6
Total average assets	$338,848	$337,884	0.3	$320,129	5.5

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
Income before income tax expense from SVB Capital was $33.8 million in 2016, compared to $56.2 million in 2015 and $45.4 million in 2014. The key drivers of SVB Capital's performance are discussed below:
2016 compared to 2015
Noninterest income decreased $21.5 million to $49.4 million in 2016 reflective of a slowdown in IPO's and overall softness in the venture capital-backed exit markets, primarily during the first half of 2016, which drove lower venture capital-related gains. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $23.5 million in 2016, compared to net gains of $51.4 million in 2015. The net gains on investment securities of $23.5 million in 2016 were comprised of distributions from our strategic venture capital fund investments as well as gains from valuation increases for one of our equity method fund investments and net unrealized valuation increases from our managed funds of funds.

•	Fund management fees of $19.2 million for 2016, compared to $15.9 million in 2015. The increase was due primarily to the addition of new managed funds at SVB Capital.
2015 compared to 2014
Noninterest income increased $12.8 million to $70.9 million in 2015. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $51.4 million in 2015, compared to net gains of $43.3 million in 2014. The net gains on investment securities of $51.4 million in 2015 were driven primarily by gains from our strategic and other investments driven by strong distributions from strategic venture capital fund investments and unrealized valuation increases from our managed funds of funds.

•	Fund management fees of $15.9 million for 2015, compared to $13.5 million in 2014. The increase was due primarily to the addition of new managed funds at SVB Capital.
Consolidated Financial Condition
Our total assets were $44.7 billion at both December 31, 2016 and December 31, 2015, and $39.3 billion at December 31, 2014. Below is a summary of the individual components driving the changes in total assets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $2.5 billion at December 31, 2016, an increase of $1.0 billion, or 69.3 percent, compared to $1.5 billion at December 31, 2015. The increase in cash at period-end resulted from proceeds from the sales of securities in the first half of 2016, bond maturities and mortgage security paydowns throughout the year, partially offset by an increase in loans during the year ended December 31, 2016.
As of December 31, 2016 and December 31, 2015, $1.1 billion and $405 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $721 million and $500 million, respectively.
Investment Securities
Investment securities totaled $21.7 billion at December 31, 2016, a decrease of $4.1 billion, or 16.2 percent, compared to $25.8 billion at December 31, 2015, which increased by $3.1 billion or 13.9 percent, compared to $22.7 billion at December 31, 2014. Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which primarily represent interest-earning fixed income investment securities; and (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business. The decrease of $4.1 billion is primarily due to the sale of $2.9 billion of U.S. Treasury securities in our available-for-sale securities portfolio. Additionally, $3.0 billion of paydowns and maturities in our fixed income securities portfolio were partially offset by $1.7 billion of new purchases. The major components of the change are explained below.

The following table presents a profile of our investment securities portfolio at December 31, 2016, 2015 and 2014:

	December 31,
(Dollars in thousands)	2016	2015	2014
Available-for-sale securities, at fair value:
U.S. Treasury securities	$8,909,491	$11,678,035	$7,302,273
U.S. agency debentures	2,078,375	2,690,029	3,561,556
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,152,665	1,399,279	1,884,843
Agency-issued collateralized mortgage obligations—variable rate	474,283	607,936	784,475
Equity securities	5,597	5,469	7,508
Total available-for-sale securities	12,620,411	16,380,748	13,540,655
Held-to-maturity securities, at amortized cost:
U.S. agency debentures	622,445	545,473	405,899
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,896,179	2,366,627	2,799,923
Agency-issued collateralized mortgage obligations—fixed rate	3,362,598	4,225,781	3,185,109
Agency-issued collateralized mortgage obligations—variable rate	312,665	370,779	131,580
Agency-issued commercial mortgage-backed securities	1,151,363	1,214,716	814,589
Municipal bonds and notes	81,748	67,587	83,942
Total held-to-maturity securities	8,426,998	8,790,963	7,421,042
Non-marketable and other securities (1):
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	141,649	152,237	1,130,882
Other venture capital investments	2,040	2,040	71,204
Other securities (fair value accounting)	753	548	108,251
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	82,823	85,705	—
Debt funds	17,020	21,970	26,672
Other investments	123,514	118,532	116,002
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	114,606	120,676	140,551
Other investments	27,700	18,882	13,423
Investments in qualified affordable housing projects	112,447	154,356	121,155
Total non-marketable and other securities	622,552	674,946	1,728,140
Total investment securities	$21,669,961	$25,846,657	$22,689,837

(1)
In 2015, we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 2— "Summary of Significant Accounting Policies” and Note 5—"Variable Interest Entities" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for additional details regarding our non-marketable and other securities.

Available-for-Sale Securities
Period-end available-for-sale securities were $12.6 billion at December 31, 2016, compared to $16.4 billion at December 31, 2015, and $13.5 billion at December 31, 2014. The decrease of $3.8 billion in 2016 was primarily due to the sale of $2.9 billion of U.S. Treasury securities and paydowns, scheduled maturities and called maturities of $1.4 billion, partially offset by purchases of new investments of $0.4 billion. The purchases of new investments of $0.4 billion were primarily comprised of fixed-rate U.S. Treasury securities and fixed-rate agency backed collateralized mortgage obligations. The paydowns, scheduled maturities and called maturities of $1.4 billion were comprised of $1.3 billion of fixed-rate securities and $0.1 billion in variable-rate securities.
Period-end available-for-sale securities at December 31, 2015 increased $2.9 billion compared to 2014 primarily due to purchases of new investments of $4.6 billion, partially offset by paydowns, scheduled maturities and called maturities of $1.7 billion. The purchases of new investments of $4.6 billion were entirely comprised of fixed-rate U.S. Treasury securities. The paydowns, scheduled maturities and called maturities of $1.7 billion were comprised of $1.5 billion of fixed-rate securities and $0.2 billion in variable-rate securities.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as available-for-sale as of December 31, 2016. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$8,909,491	1.29%	$2,224,538	0.89%	$6,684,953	1.42%	$—	—%	$—	—%
U.S. agency debentures	2,078,375	1.60	500,520	1.19	1,577,855	1.73	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,152,665	1.98	—	—	—	—	680,688	2.05	471,977	1.87
Agency-issued collateralized mortgage obligations - variable rate	474,283	0.71	—	—	—	—	—	—	474,283	0.71
Total	$12,614,814	1.38	$2,725,058	0.95	$8,262,808	1.48	$680,688	2.05	$946,260	1.29

Held-to-Maturity Securities
Period-end held-to-maturity securities were $8.4 billion at December 31, 2016, a decrease of $0.4 billion, or 4.1 percent, compared to $8.8 billion at December 31, 2015. The decrease was due to paydowns and scheduled maturities of $1.7 billion partially offset by purchases of $1.3 billion, primarily comprised of agency backed mortgage securities.
The 2015 increase, as compared to 2014, was due to purchases of $2.9 billion, primarily comprised of Government National Mortgage Association ("GNMA") backed securities, partially offset by paydowns and scheduled maturities of $1.5 billion.
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
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of December 31, 2016. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35.0 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	December 31, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. agency debentures	$622,445	2.43%	$—	—%	$47,357	3.25%	$575,088	2.36%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,896,179	1.62	—	—	264,607	2.49	172,472	1.74	2,459,100	1.52
Agency-issued collateralized mortgage obligations - fixed rate	3,362,598	1.73	—	—	—	—	71,260	1.73	3,291,338	1.73
Agency-issued collateralized mortgage obligations - variable rate	312,665	0.74	—	—	—	—	—	—	312,665	0.74
Agency-issued commercial mortgage-backed securities	1,151,363	2.17	—	—	—	—	—	—	1,151,363	2.17
Municipal bonds and notes	81,748	4.69	4,509	5.82	33,148	4.86	34,810	4.64	9,281	3.70
Total	$8,426,998	1.80	$4,509	5.82	$345,112	2.82	$853,630	2.27	$7,223,747	1.69
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. At December 31, 2016, our estimated fixed income securities portfolio duration was 2.5 years, compared to 2.7 and 2.8 years at December 31, 2015 and 2014, respectively.

Non-Marketable and Other Securities
Non-marketable and other securities were $622.6 million at December 31, 2016, a decrease of $52.3 million, or 7.8 percent, compared to $674.9 million at December 31, 2015, which decreased by $1.1 billion or 61.0 percent, compared to $1.7 billion at December 31, 2014. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate certain SVB Capital funds, even though we may own less than 100 percent of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
The decrease in non-marketable and other securities of $52.3 million in 2016 was primarily related to sales of investments included in our qualified affordable housing projects portfolio totaling $46.5 million.
The decrease in non-marketable and other securities of $1.1 billion in 2015 was primarily related to the deconsolidation of 16 limited partnership entities as part of our adoption of ASU 2015-02. Other 2015 activity included the following:

•	Gains of $40.8 million from our managed funds of funds, primarily related to unrealized valuation increases, and

•
Gains of $30.2 million from our strategic and other investments, primarily driven by strong distributions from our strategic venture capital fund investments reflective of IPO and M&A activity as well as unrealized valuation increases from certain investments.

The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at December 31, 2016, 2015 and 2014:

	December 31,
	2016		2015		2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting) (1):
Venture capital and private equity fund investments (2)	$141,649	$40,464	$152,237	$44,485	$1,130,882	$84,368
Other venture capital investments (3)	2,040	218	2,040	218	71,204	1,823
Other securities (fair value accounting) (4)	753	138	548	124	108,251	7,802
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (1)	82,823	64,030	85,705	69,314	—	—
Debt funds	17,020	17,020	21,970	21,970	26,672	26,672
Other investments (5)	123,514	123,514	118,532	118,532	116,002	116,002
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	114,606	114,606	120,676	120,676	140,551	140,551
Other investments	27,700	27,700	18,882	18,882	13,423	13,423
Investments in qualified affordable housing projects, net	112,447	112,447	154,356	154,356	121,155	121,155
Total non-marketable and other securities	$622,552	$500,137	$674,946	$548,557	$1,728,140	$511,796

(1)
In 2015, we adopted new accounting guidance related to our consolidated variable interest entities (ASU 2015-02) under a modified retrospective approach. Periods prior to January 1, 2015 have not been revised. See Note 2—”Summary of Significant Accounting Policies” and Note 5— "Variable Interest Entities" of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 of this report for additional details regarding our non-marketable and other securities.

(2)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2016, 2015 and 2014:

	December 31,
	2016		2015		2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$18,459	$2,319	$20,794	$2,612	$24,645	$3,096
Strategic Investors Fund II, LP (i)	—	—	—	—	97,250	8,336
Strategic Investors Fund III, LP (i)	—	—	—	—	269,821	15,841
Strategic Investors Fund IV, LP (i)	—	—	—	—	291,291	14,564
Strategic Investors Fund V Funds (i)	—	—	—	—	226,111	350
Strategic Investors Fund VI Funds (i)	—	—	—	—	89,605	—
Capital Preferred Return Fund, LP	57,627	12,420	60,619	13,065	62,110	13,386
Growth Partners, LP	59,718	19,880	62,983	20,967	61,973	21,006
CP II, LP (i)	—	—	—	—	302	15
Other private equity fund	5,845	5,845	7,841	7,841	7,774	7,774
Total venture capital and private equity fund investments	$141,649	$40,464	$152,237	$44,485	$1,130,882	$84,368

(i)	Funds were deconsolidated in 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised.

(3)	The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at December 31, 2016, 2015 and 2014:

	December 31,
	2016		2015		2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
CP I, LP	$2,040	$218	$2,040	$218	$3,291	$352
CP II, LP (i)	—	—	—	—	20,481	1,040
Capital Partners III, LP (i)	—	—	—	—	41,055	—
Shanghai Yangpu Venture Capital Fund (LP) (i)	—	—	—	—	6,377	431
Total other venture capital investments	$2,040	$218	$2,040	$218	$71,204	$1,823

(i)	Funds were deconsolidated in 2015 upon adoption of ASU 2015-02 and are now reported under equity method accounting. Periods prior to January 1, 2015 have not been revised.

(4)
Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds. At December, 31, 2014, the amount primarily included total unrealized gains in one public company, FireEye, that were realized during the first quarter of 2015.

(5)	The following table shows the amounts of our other investments (equity method accounting) at December 31, 2016, 2015 and 2014:

	December 31,
	2016		2015		2014
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Other investments:
China Joint Venture investment	$75,296	$75,296	$78,799	$78,799	$79,569	$79,569
Other investments	48,218	48,218	39,733	39,733	36,433	36,433
Total other investments	$123,514	$123,514	$118,532	$118,532	$116,002	$116,002

Loans
The following table details the composition of the loan portfolio, net of unearned income, as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial loans:
Software and internet (1)	$5,627,031	$5,437,915	$4,954,676	$4,102,636	$3,261,489
Hardware (1)	1,180,398	1,071,528	1,131,006	1,213,032	1,118,370
Private equity/venture capital	7,691,148	5,467,577	4,582,906	2,386,054	1,732,699
Life science/healthcare (1)	1,853,004	1,710,642	1,289,904	1,170,220	1,066,199
Premium wine	200,156	201,175	187,568	149,841	143,511
Other (1)	393,551	312,278	234,551	288,904	315,453
Total commercial loans	16,945,288	14,201,115	12,380,611	9,310,687	7,637,721
Real estate secured loans:
Premium wine (2)	678,166	646,120	606,753	514,993	413,513
Consumer loans (3)	1,926,968	1,544,440	1,118,115	873,255	685,300
Other	43,487	44,830	39,651	30,743	—
Total real estate secured loans	2,648,621	2,235,390	1,764,519	1,418,991	1,098,813
Construction loans (4)	64,671	78,682	78,626	76,997	65,742
Consumer loans	241,364	226,883	160,520	99,711	144,657
Total loans, net of unearned income (5)(6)	$19,899,944	$16,742,070	$14,384,276	$10,906,386	$8,946,933

(1)
Because of the diverse nature of energy and resource innovation products and services, for our loan-related reporting purposes, ERI-related loans are reported under our software and internet, hardware, life science/healthcare and other commercial loan categories, as applicable.

(2)
Included in our premium wine portfolio are gross construction loans of $110 million, $121 million, $112 million, $112 million and $148 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)	Consumer loans secured by real estate at December 31, 2016, 2015, 2014, 2013 and 2012 were comprised of the following:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Loans for personal residence	$1,655,349	$1,312,818	$918,629	$685,327	$503,378
Loans to eligible employees	199,291	156,001	133,568	121,548	110,584
Home equity lines of credit	72,328	75,621	65,918	66,380	71,338
Consumer loans secured by real estate	$1,926,968	$1,544,440	$1,118,115	$873,255	$685,300

(4)	Construction loans consist of qualified affordable housing project loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.

(5)	Unearned income, net of deferred costs, was $125 million, $115 million, $104 million, $89 million and $77 million in 2016, 2015, 2014, 2013 and 2012, respectively.

(6)
Included within our total loan portfolio are credit card loans of $224 million, $177 million, $131 million, $85 million and $64 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively, and primarily represent corporate credit cards.

Both commercial and consumer loans increased from December 31, 2015 to December 31, 2016 with the largest increases coming from our private equity/venture capital, consumer real estate, software and internet and life science/healthcare industry segments. The growth from our software and internet and life science/healthcare segments came primarily from growth in our Accelerator and Corporate Finance practices, while increased utilization from our capital call lines of credit contributed to the increase from our private equity/venture capital clients. The growth in our consumer real estate came primarily from our Private Bank.

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

	December 31,
	2016		2015
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software and internet	$5,668,578	28.3%	$5,482,110	32.5%
Hardware	1,189,114	5.9	1,080,231	6.4
Private equity/venture capital	7,747,911	38.7	5,511,929	32.7
Life science/healthcare	1,866,685	9.3	1,724,545	10.2
Premium wine	201,634	1.0	202,808	1.2
Other	396,458	2.0	314,813	1.9
Commercial loans	17,070,380	85.2	14,316,436	84.9
Real estate secured loans:
Premium wine	678,745	3.5	646,587	3.8
Consumer loans	1,925,620	9.6	1,543,340	9.2
Other	43,807	0.2	45,194	0.3
Real estate secured loans	2,648,172	13.3	2,235,121	13.3
Construction loans	64,957	0.3	78,862	0.5
Consumer loans	241,153	1.2	226,712	1.3
Total gross loans	$20,024,662	100.0%	$16,857,131	100.0%

The following table provides a summary of gross loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2016:

	December 31, 2016
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software and internet	$1,317,707	$779,986	$1,657,760	$1,021,486	$891,639	$5,668,578
Hardware	252,339	160,534	223,781	244,988	307,472	1,189,114
Private equity/venture capital	635,838	668,998	1,182,427	888,916	4,371,732	7,747,911
Life science/healthcare	328,942	372,171	457,833	420,580	287,159	1,866,685
Premium wine	76,400	25,209	76,609	15,902	7,514	201,634
Other	124,650	40,950	61,228	26,320	143,310	396,458
Commercial loans	2,735,876	2,047,848	3,659,638	2,618,192	6,008,826	17,070,380
Real estate secured loans:
Premium wine	151,759	172,975	229,750	101,387	22,874	678,745
Consumer loans	1,664,432	196,345	64,843	—	—	1,925,620
Other	8,014	—	14,660	21,133	—	43,807
Real estate secured loans	1,824,205	369,320	309,253	122,520	22,874	2,648,172
Construction loans	23,976	6,685	14,016	20,280	—	64,957
Consumer loans	99,119	29,092	9,473	29,089	74,380	241,153
Total gross loans	$4,683,176	$2,452,945	$3,992,380	$2,790,081	$6,106,080	$20,024,662
At December 31, 2016, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $8.9 billion, or 44.4 percent of our portfolio. These loans represented 233 clients, and of these loans, $79.7 million were on nonaccrual status as of December 31, 2016.
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

The credit profile of our loan portfolio clients varies based on the nature of the lending we do for different market segments. Our three main market segments are (i) technology (software and internet, and hardware) and life science/healthcare, (ii) private equity/venture capital, and (iii) SVB Private Bank.
(i) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at all stages of their life cycles and represent the largest segments of our loan portfolio. The primary underwriting method for our technology and life science/healthcare portfolios are classified as investor dependent, balance sheet dependent, or cash flow dependent.

Investor dependent loans represented a relatively small percentage of our overall portfolio at 11 percent of total gross loans at December 31, 2016, compared to 12 percent at December 31, 2015. These loans are made to companies in both our Accelerator (early-stage) and Growth stage segments. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

Balance sheet dependent loans, which includes asset-based loans, represented 13 percent of total gross loans at December 31, 2016 compared to 14 percent at December 31, 2015. Balance sheet dependent loans are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. Our asset-based lending, which includes working capital lines and accounts receivable financing, represented seven percent and two percent of total gross loans at December 31, 2016 and December 31, 2015, respectively. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Cash flow dependent loans, which include sponsored buyout lending, represent our largest source of repayment within our technology and life science/healthcare loan portfolios at approximately 20 percent of total gross loans at December 31, 2016, compared to 23 percent of total gross loans at December 31, 2015. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented 11 percent of total gross loans at December 31, 2016, compared to 13 percent of total gross loans at December 31, 2015. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. At December 31, 2016, our lending to private equity/venture capital firms and funds represented 39 percent of total gross loans, compared to 33 percent of total gross loans at December 31, 2015. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies. Our lending to SVB Private Bank clients represented 11 percent of total gross loans at both December 31, 2016 and December 31, 2015. Many of these clients have mortgages, which represented 86 percent of this portfolio at December 31, 2016; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 33 percent and 11 percent of our outstanding total gross loan balances as of December 31, 2016 were to borrowers based in California and New York, respectively, compared to 34 percent and 12 percent as of December 31, 2015. Other than California and New York, there are no states with gross loan balances greater than 10 percent.

See generally "Risk Factors—Credit Risks" set forth under Part I, Item 1A of this report.

As of December 31, 2016, 88.8 percent, or $17.8 billion, of our outstanding total gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 85.2 percent, or $14.4 billion, as of December 31, 2015. The following table sets forth the remaining contractual maturity distribution of our gross loans by industry sector at December 31, 2016, for fixed and variable rate loans:

	Remaining Contractual Maturity of Gross Loans
(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed-rate loans:
Commercial loans:
Software and internet	$182,454	$382,325	$—	$564,779
Hardware	29,408	68,802	—	98,210
Private equity/venture capital	139,352	10,171	24,996	174,519
Life science/healthcare	117,683	258,981	—	376,664
Premium wine	2,098	4,651	2,467	9,216
Other	99,299	3,453	—	102,752
Total commercial loans	570,294	728,383	27,463	1,326,140
Real estate secured loans:
Premium wine	4,707	173,710	362,606	541,023
Consumer loans	7,508	68,387	186,900	262,795
Other	—	—	46,024	46,024
Total real estate secured loans	12,215	242,097	595,530	849,842
Construction loans	50,437	5,216	4,540	60,193
Consumer loans	4,541	6,597	2,028	13,166
Total fixed-rate loans	$637,487	$982,293	$629,561	$2,249,341

Variable-rate loans:
Commercial loans:
Software and internet	$1,374,311	$3,599,546	$129,942	$5,103,799
Hardware	282,255	797,250	11,398	1,090,903
Private equity/venture capital	7,035,376	478,971	59,045	7,573,392
Life science/healthcare	117,353	1,297,606	75,061	1,490,020
Premium wine	97,759	90,836	3,824	192,419
Other	116,728	169,422	7,554	293,704
Total commercial loans	9,023,782	6,433,631	286,824	15,744,237
Real estate secured loans:
Premium wine	2,175	65,181	70,367	137,723
Consumer loans	10,855	9,103	1,634,657	1,654,615
Other	—	5,996	—	5,996
Total real estate secured loans	13,030	80,280	1,705,024	1,798,334
Construction loans	3,181	1,583	—	4,764
Consumer loans	179,818	26,028	22,140	227,986
Total variable-rate loans	$9,219,811	$6,541,522	$2,013,988	$17,775,321
Total gross loans	$9,857,298	$7,523,815	$2,643,549	$20,024,662
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
Credit Quality Indicators
At both December 31, 2016 and December 31, 2015, our total criticized loans and impaired loans represented six percent of our total gross loans. Criticized loans and impaired loans to early-stage clients represented 15 percent and 18 percent of our total criticized loans and impaired loan balances at December 31, 2016 and December 31, 2015, respectively. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at six percent of total gross loans at both December 31, 2016 and December 31, 2015. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.

Credit Quality and Allowance for Loan Losses
The following table presents a summary of the activity for the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses, beginning balance	$217,613	$165,359	$142,886	$110,651	$89,947
Charge-offs:
Commercial loans:
Software and internet	(68,784)	(33,246)	(21,031)	(8,861)	(4,316)
Hardware	(13,233)	(5,145)	(15,265)	(18,819)	(20,247)
Life science/healthcare	(9,693)	(7,291)	(2,951)	(6,010)	(5,080)
Premium wine	—	—	(35)	—	(584)
Other	(5,045)	(4,990)	(3,886)	(8,107)	(2,485)
Total commercial loans	(96,755)	(50,672)	(43,168)	(41,797)	(32,712)
Consumer loans	(102)	(296)	—	(869)	(607)
Total charge-offs	(96,857)	(50,968)	(43,168)	(42,666)	(33,319)

Recoveries:
Commercial loans:
Software and internet	7,278	1,621	1,425	1,934	4,874
Hardware	1,667	3,332	2,238	2,677	1,107
Life science/healthcare	1,129	277	374	1,860	334
Premium wine	—	7	240	170	650
Other	1,880	809	1,748	2,995	1,377
Total commercial loans	11,954	6,046	6,025	9,636	8,342
Consumer loans	258	163	379	1,572	1,351
Total recoveries	12,212	6,209	6,404	11,208	9,693
Provision for loan losses	95,697	97,629	59,486	63,693	44,330
Foreign currency translation adjustments	(3,299)	(616)	(249)	—	—
Allowance for loan losses, ending balance	$225,366	$217,613	$165,359	$142,886	$110,651

In 2016 total charge-offs increased to $96.9 million in 2016 compared to $51.0 million in 2015. The $45.9 million increase in total charge-offs was due primarily to venture capital market recalibration in 2016 which resulted in $44.9 million of early-stage charge-offs in 2016 compared to $12.0 million in 2015.
The following table summarizes the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)	ALLL Amount	Loans as Percent of Total Loans (1)
Commercial loans:
Software and internet	$97,388	28.3%	$103,045	32.5%	$80,981	34.5%	$64,084	37.7%	$42,648	36.5%
Hardware	31,166	5.9	23,085	6.4	25,860	7.9	36,553	11.1	29,761	12.5
Private equity/venture capital	50,299	38.7	35,282	32.7	27,997	31.9	16,385	21.9	9,963	19.4
Life science/healthcare	25,446	9.3	36,576	10.2	15,208	9.0	11,926	10.7	13,606	11.9
Premium wine	4,115	4.5	5,205	5.1	4,473	5.5	3,914	6.1	3,523	6.2
Other	4,768	2.5	4,252	2.6	3,253	2.4	3,680	3.7	3,912	4.3
Total commercial loans	213,182	89.2	207,445	89.5	157,772	91.2	136,542	91.2	103,413	90.8
Consumer loans	12,184	10.8	10,168	10.5	7,587	8.8	6,344	8.8	7,238	9.2
Total	$225,366	100.0%	$217,613	100.0%	$165,359	100.0%	$142,886	100.0%	$110,651	100.0%

(1)	Represents loan category as a percentage of total gross loans as of year-end.

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

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Gross nonperforming, past due, and restructured loans:
Nonaccrual loans	$118,979	$123,392	$38,137	$51,649	$38,279
Loans past due 90 days or more still accruing interest	33	—	1,302	99	19
Total nonperforming loans	119,012	123,392	39,439	51,748	38,298
OREO and other foreclosed assets	—	—	561	1,001	—
Total nonperforming assets	$119,012	$123,392	$40,000	$52,749	$38,298
Performing TDRs	$33,732	$10,635	$587	$403	$734
Nonperforming loans as a percentage of total gross loans	0.59%	0.73%	0.27%	0.47%	0.42%
Nonperforming assets as a percentage of total assets	0.27	0.28	0.10	0.20	0.17
Allowance for loan losses	$225,366	$217,613	$165,359	$142,886	$110,651
As a percentage of total gross loans	1.13%	1.29%	1.14%	1.30%	1.23%
As a percentage of total gross nonperforming loans	189.36	176.36	419.28	276.12	288.92
Allowance for loan losses for nonaccrual loans	$37,277	$51,844	$15,051	$21,277	$6,261
As a percentage of total gross loans	0.19%	0.31%	0.10%	0.19%	0.07%
As a percentage of total gross nonperforming loans	31.32	42.02	38.16	41.12	16.35
Allowance for loan losses for total gross performing loans	$188,089	$165,769	$150,308	$121,609	$104,390
As a percentage of total gross loans	0.94%	0.98%	1.04%	1.11%	1.16%
As a percentage of total gross performing loans	0.94	0.99	1.04	1.11	1.16
Total gross loans	$20,024,662	$16,857,131	$14,488,766	$10,995,268	$9,024,248
Total gross performing loans	19,905,650	16,733,739	14,449,327	10,943,520	8,985,950
Reserve for unfunded credit commitments (1)	45,265	34,415	36,419	29,983	22,299
As a percentage of total unfunded credit commitments	0.27%	0.22%	0.25%	0.26%	0.26%
Total unfunded credit commitments (2)	$16,743,196	$15,614,359	$14,705,785	$11,470,722	$8,610,791

(1)	The “Reserve for unfunded credit commitments” is included as a component of other liabilities. See “Provision for Unfunded Credit Commitments” for a discussion of the changes to the reserve.

(2)	Includes unfunded loan commitments and letters of credit.
Our allowance for loan losses as a percentage of total gross loans decreased to 1.13 percent at December 31, 2016, compared to 1.29 percent at December 31, 2015. This decrease was driven by a decrease in reserves for nonaccrual loans and a lower reserve rate for our gross performing loan portfolio, partially offset by increased reserves due to loan growth. Our reserve percentage for nonaccrual loans as a percentage of total gross loans decreased to 0.19 percent at December 31, 2016, compared to 0.31 percent at December 31, 2015, primarily as a result of charge-offs of previously reserved nonaccrual loans as well as a partial reserve release for one of our nonperforming sponsored buyout loans due to credit improvement. Our reserve percentage for performing loans as a percentage of total gross loans decreased to 0.94 percent at December 31, 2016, compared to 0.98 percent at December 31, 2015, reflective of the continued shift in the mix of our overall loan portfolio to our higher quality private equity/venture capital loan portfolio and enhancements to our methodology for determining our allowance for loan losses made during the fourth quarter of 2016.

Nonaccrual Loans
The following table presents a detailed composition of nonaccrual loans by industry sector as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial loans:
Software and internet	$76,605	$77,545	$33,287	$27,618	$3,263
Hardware	6,581	430	2,521	19,667	21,863
Private equity/venture capital	—	—	—	40	—
Life science/healthcare	31,783	44,107	475	1,278	—
Premium wine	491	1,167	1,304	1,442	4,398
Other	403	—	233	690	5,415
Total commercial loans	115,863	123,249	37,820	50,735	34,939
Consumer loans:
Real estate secured loans	1,504	143	192	244	2,239
Other consumer loans	1,612	—	125	670	1,101
Total consumer loans	3,116	143	317	914	3,340
Total nonaccrual loans	$118,979	$123,392	$38,137	$51,649	$38,279

The following table presents a summary of changes in nonaccrual loans:

	Year ended December 31,
(Dollars in thousands)	2016	2015
Beginning balance	$123,392	$38,137
Additions	128,338	144,465
Paydowns	(81,997)	(26,590)
Charge-offs	(49,622)	(32,442)
Other reductions	(1,132)	(178)
Ending balance	$118,979	$123,392
Our nonaccrual loans as of December 31, 2016 included $79.7 million from three clients (two software and internet clients represented $57.2 million and one life science/healthcare client represented $22.5 million). Two of these loans are Sponsored Buyout loans that were added to our nonaccrual portfolio in 2015 and the other is a Corporate Finance client that is a new nonaccrual loan in 2016. The total credit exposure for our three largest nonaccrual loans is $79.7 million, for which we have specifically reserved $21.4 million.
Average nonaccrual loans for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 were $108.7 million, $80.3 million, $24.5 million, $40.8 million and $35.8 million, respectively. The increase in average nonaccrual loans was attributable to the increase in nonaccrual loans from our software and internet and life science/healthcare loan portfolios. If the nonaccrual loans for 2016, 2015, 2014, 2013 and 2012 had not been nonperforming $4.6 million, $4.5 million, $1.2 million, $3.5 million and $2.9 million, respectively, in interest income would have been recorded.

Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at December 31, 2016 and 2015 is as follows:

	December 31,
(Dollars in thousands)	2016	2015	% Change
Derivative assets, gross (1)	$210,070	$175,083	20.0%
Foreign exchange spot contract assets, gross	53,058	142,832	(62.9)
Accrued interest receivable	111,222	107,604	3.4
FHLB and Federal Reserve Bank stock	57,592	56,991	1.1
Accounts receivable	62,569	48,662	28.6
Net deferred tax assets	71,840	73,941	(2.8)
Other assets	106,337	104,594	1.7
Total accrued interest receivable and other assets	$672,688	$709,707	(5.2)

(1)	See “Derivatives” section below.
Foreign Exchange Spot Contract Assets
The decrease of $89.8 million in foreign exchange spot contract assets was due to a lower number of unsettled client trades at December 31, 2016 as compared to December 31, 2015.
Accounts Receivable
The increase of $13.9 million in accounts receivable primarily related to fund management fee receivables from our SVB Capital funds management business.
Net Deferred Tax Assets
The decrease of $2.1 million in net deferred tax assets primarily relates to future taxable income attributable to tax accounting method change adjustments, offset by a decrease in future taxable income related to fund investments. This decrease was partially offset by an increase in deferred tax assets related to deferred rent and allowance for loan losses.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at December 31, 2016 and 2015:

	December 31,
(Dollars in thousands)	2016	2015	% Change
Assets:
Equity warrant assets	$131,123	$137,105	(4.4)%
Foreign exchange forward and option contracts	68,027	31,237	117.8
Interest rate swaps	810	2,768	(70.7)
Client interest rate derivatives	10,110	3,973	154.5
Total derivatives assets	$210,070	$175,083	20.0
Liabilities:
Foreign exchange forward and option contracts	$(54,668)	$(26,353)	107.4
Client interest rate derivatives	(9,770)	(4,384)	122.9
Total derivatives liabilities	$(64,438)	$(30,737)	109.6

Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At December 31, 2016, we held warrants in 1,739 companies, compared to 1,652 companies at December 31, 2015. Warrants in 17 companies each had values greater than $1.0 million and collectively represented 29 percent of the fair value of the total warrant portfolio. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for the years ended December 31, 2016 and 2015:

	Year ended December 31,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$137,105	$116,604
New equity warrant assets	13,420	12,486
Non-cash increases in fair value	9,710	30,548
Exercised equity warrant assets	(26,097)	(21,493)
Terminated equity warrant assets	(3,015)	(1,040)
Balance, end of period	$131,123	$137,105
Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients' need. We also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit, and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated assets and liabilities. Revaluations of foreign currency denominated instruments are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any counterparty to such forward or option contracts and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at December 31, 2016 and 2015 was $0.8 million and $3.0 million, respectively. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 13—"Derivative Financial Instruments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts was $0.3 million at December 31, 2016 and our net exposure was zero at December 31, 2015. For information on our client interest rate derivatives, refer to Note 13—"Derivative Financial Instruments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
Deposits
The following table presents the composition of our deposits as of December 31, 2016, 2015 and 2014:

	December 31,
(Dollars in thousands)	2016	2015	2014
Noninterest-bearing demand	$31,975,457	$30,867,497	$24,583,682
Interest bearing checking and savings accounts	375,710	330,525	262,800
Money market	5,331,054	6,128,442	6,177,706
Money market deposits in foreign offices	107,657	88,656	242,526
Sweep deposits in foreign offices	1,133,872	1,657,177	2,948,658
Time	56,118	70,479	128,127
Total deposits	$38,979,868	$39,142,776	$34,343,499

The decrease in deposits of $0.2 billion in 2016 was driven primarily by decreases in our money market and sweep deposits in foreign offices, partially offset by increases in our noninterest-bearing demand accounts from growth in our private-equity/venture capital and life science/health care portfolios. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 12 percent, 13 percent and 16 percent of our total deposits at December 31, 2016, 2015 and 2014, respectively, were from our clients in Asia.

The increase in deposits of $4.8 billion in 2015 was driven by increases in our noninterest-bearing demand accounts reflective of growth from new domestic and foreign clients and a result of strong M&A activity during the year resulting in increased balances from existing clients.
At December 31, 2016, 18.0 percent of our total deposits were interest-bearing deposits, compared to 21.1 percent at December 31, 2015 and 28.4 percent at December 31, 2014.
At December 31, 2016, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $48 million, compared to $61 million at December 31, 2015 and $116 million at December 31, 2014. At December 31, 2016, all time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. The maturity profile of our time deposits as of December 31, 2016 is as follows:

	December 31, 2016
(Dollars in thousands)	Three months or less	More than three months to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$28,849	$7,002	$12,458	$—	$48,309
Other time deposits	4,727	1,306	1,776	—	7,809
Total time deposits	$33,576	$8,308	$14,234	$—	$56,118
Short-Term Borrowings
The following table summarizes our short-term borrowings that mature in one month or less:

	December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term FHLB advances	$500,000	0.59%	$638,000	0.25%	$—	—%
Federal funds purchased	—	—	135,000	0.64	—	—
Other short-term borrowings	12,668	0.57	1,900	0.20	7,781	0.08
Total short-term borrowings	$512,668	0.59	$774,900	0.32	$7,781	0.08
On December 30, 2016, we borrowed $500 million from our available line of credit with the Federal Home Loan Bank to support the liquidity needs of the Bank. The borrowings were repaid, subsequent to year-end, on January 6, 2017.
Average daily balances and maximum month-end balances for our short-term borrowings in 2016, 2015 and 2014 were as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Average daily balances:
Short-term FHLB advances	$147,716	$6,542	$1,096
Federal Funds purchased (1)	5,844	8,477	167
Securities sold under agreements to repurchase	63,464	1,222	—
Other short-term borrowings (2)	3,227	6,985	5,001
Total average short-term borrowings	$220,251	$23,226	$6,264
Weighted average interest rate during the year:
Short-term FHLB advances	0.42%	0.20%	0.18%
Federal Funds purchased	0.44	0.26	0.11
Securities sold under agreements to repurchase	0.49	0.24	—
Other short-term borrowings	0.28	0.13	0.04
Maximum month-end balances:
Short-term FHLB advances	$750,000	$638,000	$—
Federal Funds purchased	150,000	135,000	—
Securities sold under agreements to repurchase	304,000	—	—
Other short-term borrowings	15,082	21,561	7,781

(1)	As part of our liquidity risk management practices, we periodically test availability and access to overnight borrowings in the Fed Funds market. These balances represent short-term borrowings.

(2)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor and our interest rate swap agreement related to our 6.05% Subordinated Notes.

Long-Term Debt
The following table represents outstanding long-term debt at December 31, 2016, 2015 and 2014:

	Principal value at December 31, 2016	December 31,
(Dollars in thousands)		2016	2015	2014
3.50% Senior Notes	$350,000	$346,979	$346,667	$—
5.375% Senior Notes	350,000	347,586	347,016	346,477
6.05% Subordinated Notes	45,964	46,646	48,350	50,040
Junior Subordinated Debentures	50,000	54,493	54,669	54,845
Total long-term debt	$795,964	$795,704	$796,702	$451,362
The increase in our long-term debt in 2015 was due to the issuance on January 29, 2015, of $350 million of 3.50% Senior Notes due in January 2025.
For more information on our long-term debt outstanding at December 31, 2016, refer to Note 12—"Short-Term Borrowings and Long-Term Debt" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
Other Liabilities
A summary of other liabilities at December 31, 2016 and 2015 is as follows:

	December 31,
(Dollars in thousands)	2016	2015	% Change
Foreign exchange spot contract liabilities, gross	$68,018	$154,699	(56.0)%
Accrued compensation	135,842	151,134	(10.1)
Reserve for unfunded credit commitments	45,265	34,415	31.5
Derivative liabilities, gross (1)	64,438	30,737	109.6
Other	304,820	268,109	13.7
Total other liabilities	$618,383	$639,094	(3.2)

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
The decrease of $86.7 million in foreign exchange spot contract liabilities was due to a lower number of unsettled client trades at December 31, 2016 as compared to December 31, 2015.
Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $15.3 million was primarily the result of smaller incentive compensation accruals at December 31, 2016 based on our financial performance for 2016. For a description of our variable compensation plans, refer to Note 16—"Employee Compensation and Benefit Plans" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
Reserve for Unfunded Credit Commitments
Our reserve for unfunded credit commitments increased to $45.3 million at December 31, 2016, compared to $34.4 million at December 31, 2015. The increase was primarily as a result of enhancements to our reserve for unfunded credit commitments.

Other
Other liabilities increased $36.7 million to $304.8 million at December 31, 2016, compared to $268.1 million at December 31, 2015, primarily related to increases in various miscellaneous accrued liabilities including unsettled purchases of investment securities, deferred rent, accrual for performance-based restricted stock unit plan, deferred compensation and deferred management fees.
Noncontrolling Interests
Noncontrolling interests totaled $134.5 million and $135.1 million at December 31, 2016 and 2015, respectively. The decrease was due to net capital distributions of $8.2 million to investors in our managed funds of funds, partially offset by net income attributable to noncontrolling interests of $7.6 million for the year ended December 31, 2016. For more information, refer to Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs and credit and other business risks, and to provide for SVB Financial and the Bank to be in compliance with all regulatory capital guidelines, including the joint agency rules implementing the "Basel III" capital rules. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes in an effort to optimize the use of the capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The capital stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.6 billion at December 31, 2016, an increase of $444 million, or 13.9 percent compared to $3.2 billion at December 31, 2015. This increase was primarily the result of net income of $383 million in 2016 and an increase in additional paid-in capital of $54 million reflective of amortization of share-based compensation and the issuance of common stock under our equity incentive plans.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.

Capital Ratios
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized bank holding company and insured depository institution, respectively, as of December 31, 2016, 2015 and 2014. See Note 20—"Regulatory Matters" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for further information. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios to be considered “well capitalized” and “adequately capitalized”, are set forth below:

	December 31,			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	2016	2015	2014	“Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio (1)	12.80%	12.28%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (2)	13.26	12.83	12.91	8.0	6.0
Total risk-based capital ratio (2)	14.21	13.84	13.92	10.0	8.0
Tier 1 leverage ratio (2)	8.34	7.63	7.74	N/A	4.0
Tangible common equity to tangible assets ratio (3)(4)	8.15	7.16	7.15	N/A	N/A
Tangible common equity to risk-weighted assets ratio (3)(4)	12.89	12.34	12.93	N/A	N/A
Bank:
CET 1 risk-based capital ratio (1)	12.65%	12.52%	—%	6.5%	4.5%
Tier 1 risk-based capital ratio (2)	12.65	12.52	11.09	8.0	6.0
Total risk-based capital ratio (2)	13.66	13.60	12.12	10.0	8.0
Tier 1 leverage ratio (2)	7.67	7.09	6.64	5.0	4.0
Tangible common equity to tangible assets ratio (3)(4)	7.77	6.95	6.38	N/A	N/A
Tangible common equity to risk-weighted assets ratio (3)(4)	12.75	12.59	11.19	N/A	N/A

(1)
Effective January 1, 2015, CET 1 is a new ratio requirement under the "Basel III" Capital Rules and represents, common stock, plus related surplus and retained earnings, plus limited amounts of minority interest in the form of common stock, less certain regulatory deductions, divided by total risk-weighted assets.

(2)
Ratios as of December 31, 2016 and 2015 reflect the adoption of the "Basel III" Capital Rules in effect beginning January 1, 2015. Ratios for prior periods represent the previous capital rules under Basel I.

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

2016 compared to 2015
The total risk-based capital and tier 1 capital ratios for both SVB Financial and the Bank increased as of December 31, 2016, as compared to December 31, 2015. The increases were a result of the proportionally higher increase in our capital compared to the increases in risk-weighted assets during the year ended December 31, 2016. Increased capital was reflective primarily of year-to-date earnings and issuance of common stock related to equity-based employee stock plans resulting from an increase in SVB Financial's stock price during the latter half of 2016. The growth in period-end risk-weighted assets was primarily from period-end loan growth, partially offset by a decrease in risk-weighted assets from fixed income securities. SVB Financial's and the Bank's tier 1 leverage ratios increased 71 basis points and 58 basis points, respectively, as of December 31, 2016, compared to December 31, 2015. The increase in tier 1 leverage ratios were reflective of an increase in tier 1 capital, primarily from retained earnings, relative to the increase in average assets. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	SVB Financial
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
GAAP SVBFG stockholders’ equity	$3,642,554	$3,198,134	$2,813,072	$1,961,635	$1,827,256
Tangible common equity	$3,642,554	$3,198,134	$2,813,072	$1,961,635	$1,827,256
GAAP Total assets	$44,683,660	$44,686,703	$39,337,869	$26,410,144	$22,762,824
Tangible assets	$44,683,660	$44,686,703	$39,337,869	$26,410,144	$22,762,824
Risk-weighted assets (1)	$28,248,750	$25,919,594	$21,755,091	$16,901,501	$13,532,984
Non-GAAP tangible common equity to tangible assets	8.15%	7.16%	7.15%	7.43%	8.03%
Non-GAAP tangible common equity to risk-weighted assets (1)	12.89	12.34	12.93	11.61	13.50

Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	Bank
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Tangible common equity	$3,423,427	$3,059,045	$2,399,411	$1,634,389	$1,588,344
Tangible assets	$44,059,340	$44,045,967	$37,607,973	$24,849,484	$21,467,812
Risk-weighted assets (1)	$26,856,850	$24,301,043	$21,450,480	$16,612,870	$13,177,887
Non-GAAP tangible common equity to tangible assets	7.77%	6.95%	6.38%	6.58%	7.40%
Non-GAAP tangible common equity to risk-weighted assets (1)	12.75	12.59	11.19	9.84	12.05

(1)
Amounts and ratios as of December 31, 2016 and 2015 reflect the adoption of the Basel III Capital Rules in effect beginning January 1, 2015. Amounts and ratios for prior periods represent the previous capital rules under Basel I.

2016 compared to 2015
For both SVB Financial and the Bank, the tangible common equity to tangible assets ratios and the tangible common equity to risk-weighted assets ratios increased due to the proportionally higher increase in tangible common equity as compared to changes to tangible and risk-weighted assets. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
2015 compared to 2014
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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of these commitments because a significant portion of these commitments expire without being drawn upon. Refer to the discussion of our off-balance sheet arrangements in Note 18—"Off-Balance Sheet Arrangements, Guarantees and Other Commitments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
The following table summarizes our unfunded commercial commitments as of December 31, 2016:

	Amount of commitment expiring per period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Commercial commitments:
Total loan commitments available for funding	$15,047,340	$11,157,031	$2,837,567	$858,895	$193,847
Standby letters of credit	1,689,647	1,629,555	56,261	3,387	444
Commercial letters of credit	6,209	6,209	—	—	—
The following table summarizes our contractual obligations to make future payments as of December 31, 2016:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
SVBFG contractual obligations:
Deposits (1) (2)	$38,979,868	$38,979,868	$—	$—	$—
Borrowings (2)	1,308,372	559,314	347,586	—	401,472
Non-cancelable operating leases, net of income from subleases	216,714	26,967	59,544	54,316	75,887
Commitments to qualified affordable housing projects	58,095	28,647	20,721	1,350	7,377
Other obligations	29,224	7,051	13,757	8,416	—
Total obligations attributable to SVBFG	$40,592,273	$39,601,847	$441,608	$64,082	$484,736

(1)	Includes time deposits and deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, savings, money-market and sweep accounts.

(2)	Amounts exclude contractual interest.
Excluded from the tables above are unfunded commitment obligations of $18.1 million to our managed funds of funds and other fund investments for which neither the payment, timing, nor eventual obligation is certain. Subject to applicable regulatory requirements, including the Volcker Rule (see "Business - Supervision and Regulation" under Part I, Item 1 of this report), we make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. Additionally, our consolidated managed funds of funds have $4.5 million of remaining unfunded commitments to venture capital and private equity funds. See Note 8—"Investment Securities" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for further disclosure related to non-marketable and other securities. Additional discussion of our off-balance sheet arrangements for these fund investments is included in Note 18—"Off-Balance Sheet Arrangements, Guarantees and Other Commitments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.

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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. At December 31, 2016, our period-end total deposit balances decreased to $39.0 billion, compared to $39.1 billion at December 31, 2015.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. agency debentures) at December 31, 2016 totaled $1.7 billion, of which $1.2 billion was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at December 31, 2016 totaled $0.8 billion, all of which was unused and available to support additional borrowings.
On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its portfolio of liquid assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restrictions on Dividends” under Part I, Item 1 of this report.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for 2016, 2015 and 2014, respectively: (For further details, see our Consolidated Statements of Cash Flows under "Consolidated Financial Statements and Supplementary Data" under Part II, Item 8 of this report.)

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Average cash and cash equivalents	$2,863,777	$2,569,482	$2,697,926
Percentage of total average assets	6.5%	6.3%	8.2%
Net cash provided by operating activities	$437,977	$339,197	$255,268
Net cash provided by (used for) investing activities	1,015,344	(6,495,736)	(12,233,682)
Net cash (used for) provided by financing activities	(410,828)	5,848,782	12,250,649
Net increase (decrease) in cash and cash equivalents	$1,042,493	$(307,757)	$272,235
Average cash and cash equivalents increased to $2.9 billion in 2016, compared to $2.6 billion for 2015. In 2016, our average deposits increased $2.5 billion and our fixed income securities portfolio decreased $0.7 billion which enabled us to grow our loan portfolio by $3.5 billion in 2016.
2016
Cash provided by operating activities of $438 million in 2016 included net income before noncontrolling interests of $390 million. These net inflows also benefited from $26 million of adjustments to reconcile net income to net cash.
Cash provided by investing activities of $1.0 billion in 2016 included $4.2 billion of net inflows from our fixed income securities, partially offset by $3.2 billion from the net increase in loans funded.

Cash used for financing activities of $411 million in 2016 included a $262 million decrease in short-term borrowings.
Cash and cash equivalents at December 31, 2016 were $2.5 billion, compared to $1.5 billion at December 31, 2015.
2015
Cash provided by operating activities of $339 million in 2015 included net income before noncontrolling interests of $375 million. These net inflows were partially offset by $56.5 million of adjustments to reconcile net income to net cash.
Cash used for investing activities of $6.5 billion in 2015 included $7.5 billion for purchases of fixed income securities and $2.3 billion from the net increase in loans funded. These cash outflows were partially offset by $3.2 billion from sales, maturities and paydowns of our fixed income securities portfolio.
Cash provided by financing activities of $5.8 billion in 2015 included a $4.7 billion increase in deposits, a $767 million increase in short-term borrowings and $346 million from the issuance of our 3.50% Senior Notes in January 2015.
Cash and cash equivalents at December 31, 2015 were $1.5 billion, compared to $1.8 billion at December 31, 2014.
2014
Cash provided by operating activities of $255 million in 2014 included net income before noncontrolling interests of $479 million, partially offset by non-cash net gains on investment securities of $267 million.
Cash used for investing activities of $12.2 billion in 2014 included $11.1 billion for purchases of fixed income securities and $3.5 billion from the net increase in loans funded. These cash outflows were partially offset by $2.2 billion from sales, maturities and paydowns of fixed income securities portfolio.
Cash provided by financing activities of $12.3 billion in 2014 included an $11.9 billion increase in deposits and $435 million in net proceeds from our common stock offering in the second quarter of 2014.
Cash and cash equivalents at December 31, 2014 were $1.8 billion, compared to $1.5 billion at December 31, 2013.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark LIBOR/SWAP yield curve. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities, which affects the rate of amortization of purchase premiums and discounts. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant compared to interest rate sensitive risks and no separate quantitative information concerning them is presented herein.
Interest rate risk is managed by our ALCO. ALCO reviews the market valuation and 12-month forward-looking earnings sensitivity of assets and liabilities to changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis.
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
Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity ("EVE"). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of changes in market interest rates on our net interest income ("NII") assuming a static balance sheet as of the period-end reporting date. Applying a static balance sheet assumption means that the size and composition of earning assets and interest bearing liabilities remains the same throughout the simulation horizon. Variations in cash flows from asset and liability balances that are sensitive to the level of interest rates are replaced with balances of similar characteristics and at interest rates consistent with each specific simulation. Changes in market interest rates that affect us are principally short-term interest rates and include the following: (i) National Prime and SVB Prime rates; (ii) 1-month and 3-month LIBOR; and (iii) the Fed Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, deposit pricing generally follows the direction of overall changes in short-term interest rates but not in the same proportion. Generally, modeled pricing changes on interest-bearing deposits are assumed to be less than one-half of the change in short-term market rates.
For the period ended December 31, 2016, an assumption change was applied to the EVE simulation model for the discount spreads applied to our loan balances. Prior to this change, discount spread assumptions were derived utilizing the historical data of new loans that had originated in the previous month. The new methodology derives loan discount spread assumptions using a historical rolling six-month average of new loan originations. The assumption change produced a lower overall discount spread on our loan balances at December 31, 2016, ultimately resulting in a higher base case EVE of $453 million and a lower base case estimated NII of $2 million, as compared to the respective base cases as derived under the prior methodology. We believe the new methodology produces a discount spread assumption that is more stable from period to period and better represents the overall market for our loan balances.
This assumption change did not have a significant impact on NII sensitivity results, nor did it substantially change the EVE sensitivity profile. The impact of this modeling change was primarily to the overall level of EVE.

The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points ("bps") at December 31, 2016, presented under both the current and prior assumption methodologies for comparative purposes, and at December 31, 2015, as previously reported:

Change in interest rates (basis points) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2016: (Current Assumptions)
+200	$7,435,607	$2,074,881	38.7%	$1,628,400	$376,020	30.0%
+100	6,464,046	1,103,320	20.6	1,439,468	187,088	14.9
—	5,360,726	—	—	1,252,380	—	—
-100	5,049,829	(310,897)	(5.8)	1,191,168	(61,212)	(4.9)
-200	5,380,594	19,868	0.4	1,154,914	(97,466)	(7.8)

December 31, 2016: (Prior Assumptions)
+200	$7,012,237	$2,104,700	42.9%	$1,630,901	$376,066	30.0%
+100	6,026,634	1,119,097	22.8	1,441,940	187,105	14.9
—	4,907,537	—	—	1,254,835	—	—
-100	4,574,485	(333,052)	(6.8)	1,193,621	(61,214)	(4.9)
-200	4,883,684	(23,853)	(0.5)	1,157,367	(97,468)	(7.8)

December 31, 2015:
+200	$6,007,061	$1,783,649	42.2%	$1,454,889	$268,242	22.6%
+100	5,166,410	942,998	22.3	1,318,584	131,937	11.1
—	4,223,412	—	—	1,186,647	—	—
-100	4,350,421	127,009	3.0	1,127,223	(59,424)	(5.0)
-200	4,548,417	325,005	7.7	1,095,854	(90,793)	(7.7)
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
As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk and basis risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be presented as precise indicators of actual results stemming from changes in market interest rates. It follows that the resulting EVE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.
Our base case EVE as of December 31, 2016 increased from December 31, 2015 by $1.1 billion as compared to December 31, 2015, driven primarily by the change in our balance sheet composition. At December 31, 2016, as compared to December 31, 2015, total loan balances increased by $3.2 billion primarily in variable-rate loans, while total fixed income securities decreased by $4.1 billion primarily due to portfolio sales and maturities. Additionally, total deposits decreased by $0.2 billion and cash and cash equivalent balances increased by $1.0 billion.
Marginally higher LIBOR rates in the 3- to 12-month term points continue to drive a relatively flat yield curve compared to December 31, 2015. These higher rates, along with the growth in variable-rate loans contributed to a $160 million increase in EVE sensitivity in the +100 bps rate shock scenario. EVE sensitivity in the -100 and -200 bps rate shock scenarios decreased $438 million and $305 million, respectively. Changes in these scenarios can be attributed to the increase in the yield curve described above, which causes the discount curves for loans and deposits to hit fewer floors as compared to the curve as of December 31, 2015. This allows more of the impact from a downward rate shock to flow through the valuation.

12-Month Net Interest Income Simulation
Our estimated 12-month NII forecast at December 31, 2016 increased from December 31, 2015 by $66 million, primarily due to the change in balance sheet composition previously noted in the EVE section above. A larger portion of higher-yielding, variable rate loans relative to lower-yield fixed income securities resulted in an increase in estimated 12-month NII. As rates rise, the proportionately greater amounts of variable rate loans are expected to benefit our base 12-month NII projections. In addition, the 12-month NII simulations include repricing assumptions on our interest bearing deposit products which are applied at our discretion based on client needs and our overall funding mix. Repricing of interest bearing deposits impacts estimated noninterest expense. As noted previously, repricing deposit rates are generally assumed to be less than one-half of the amount of simulated changes in short-term market interest rates.
NII sensitivity at December 31, 2016 in the +100 and +200 bps interest rate shock scenarios increased $55 million and $108 million, respectively, as compared to December 31, 2015. These changes are due primarily to the changing composition of the balance sheet as noted above. Specifically, a relative increase in variable rate loans, coupled with a higher proportion of non-interest bearing deposit balances is expected to result in an increased NII in a rising rate environment.
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
We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Francisco, California
February 28, 2017

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2016	2015
Assets
Cash and cash equivalents	$2,545,750	$1,503,257
Available-for-sale securities, at fair value (cost of $12,588,783 and $16,375,941, respectively)	12,620,411	16,380,748
Held-to-maturity securities, at cost (fair value of $8,376,138 and $8,758,622, respectively)	8,426,998	8,790,963
Non-marketable and other securities	622,552	674,946
Total investment securities	21,669,961	25,846,657
Loans, net of unearned income	19,899,944	16,742,070
Allowance for loan losses	(225,366)	(217,613)
Net loans	19,674,578	16,524,457
Premises and equipment, net of accumulated depreciation and amortization	120,683	102,625
Accrued interest receivable and other assets	672,688	709,707
Total assets	$44,683,660	$44,686,703
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$31,975,457	$30,867,497
Interest-bearing deposits	7,004,411	8,275,279
Total deposits	38,979,868	39,142,776
Short-term borrowings	512,668	774,900
Other liabilities	618,383	639,094
Long-term debt	795,704	796,702
Total liabilities	40,906,623	41,353,472
Commitments and contingencies (Note 18 and Note 24)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,254,074 shares and 51,610,226 shares outstanding, respectively	52	52
Additional paid-in capital	1,242,741	1,189,032
Retained earnings	2,376,331	1,993,646
Accumulated other comprehensive income	23,430	15,404
Total SVBFG stockholders’ equity	3,642,554	3,198,134
Noncontrolling interests	134,483	135,097
Total equity	3,777,037	3,333,231
Total liabilities and total equity	$44,683,660	$44,686,703

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2016	2015 (1)	2014
Interest income:
Loans	$834,155	$693,147	$610,945
Investment securities:
Taxable	346,937	344,646	271,371
Non-taxable	2,234	2,905	3,136
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	10,070	6,067	6,464
Total interest income	1,193,396	1,046,765	891,916
Interest expense:
Deposits	5,611	5,447	12,114
Borrowings	37,262	34,893	23,207
Total interest expense	42,873	40,340	35,321
Net interest income	1,150,523	1,006,425	856,595
Provision for loan losses	95,697	97,629	59,486
Net interest income after provision for loan losses	1,054,826	908,796	797,109
Noninterest income:
Gains on investment securities, net	51,740	89,445	267,023
Gains on derivative instruments, net	48,581	83,805	96,845
Foreign exchange fees	104,183	87,007	71,659
Credit card fees	68,205	56,657	41,792
Deposit service charges	52,524	46,683	39,937
Lending related fees	33,395	32,536	25,711
Letters of credit and standby letters of credit fees	25,644	20,889	15,649
Client investment fees	32,219	21,610	14,883
Other	40,061	34,162	(1,260)
Total noninterest income	456,552	472,794	572,239
Noninterest expense:
Compensation and benefits	514,270	473,841	409,486
Professional services	94,982	82,839	94,377
Premises and equipment	65,502	51,927	49,716
Business development and travel	40,130	39,524	40,057
Net occupancy	39,928	34,674	30,004
FDIC and state assessments	30,285	25,455	19,206
Correspondent bank fees	12,457	13,415	13,118
Provision for (Reduction of) unfunded credit commitments	10,982	(1,946)	6,511
Other	62,243	58,287	44,705
Total noninterest expense	870,779	778,016	707,180
Income before income tax expense	640,599	603,574	662,168
Income tax expense	250,333	228,754	183,508
Net income before noncontrolling interests	390,266	374,820	478,660
Net income attributable to noncontrolling interests	(7,581)	(30,916)	(214,790)
Net income available to common stockholders	$382,685	$343,904	$263,870
Earnings per common share—basic	$7.37	$6.70	$5.39
Earnings per common share—diluted	7.31	6.62	5.31

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2016	2015 (1)	2014
Net income before noncontrolling interests	$390,266	$374,820	$478,660
Other comprehensive income (loss), net of tax:
Change in cumulative translation (losses) gains:
Foreign currency translation (losses) gains	(5,245)	2,570	10,982
Related tax benefit (expense)	2,050	(957)	(4,425)
Change in unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	39,016	(36,702)	92,815
Related tax (expense) benefit	(15,911)	14,730	(37,383)
Reclassification adjustment for (gains) losses included in net income	(12,195)	(1,201)	18,598
Related tax expense (benefit)	4,963	481	(7,510)
Cumulative-effect adjustment for unrealized gains on securities transferred from available-for-sale to held-to-maturity	—	—	37,700
Related tax expense	—	—	(15,178)
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(7,786)	(10,412)	(6,915)
Related tax benefit	3,134	4,191	2,784
Other comprehensive income (loss), net of tax	8,026	(27,300)	91,468
Comprehensive income	398,292	347,520	570,128
Comprehensive income attributable to noncontrolling interests	(7,581)	(30,916)	(214,790)
Comprehensive income attributable to SVBFG	$390,711	$316,604	$355,338

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

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2013	45,800,418	$46	$624,256	$1,386,097	$(48,764)	$1,961,635	$1,113,058	$3,074,693
Common stock issued under employee benefit plans, net of restricted stock cancellations	608,745	—	18,256	—	—	18,256	—	18,256
Common stock issued under ESOP	30,762	—	3,890	—	—	3,890	—	3,890
Income tax effect from stock options exercised, vesting of restricted stock and other	—	—	9,595	—	—	9,595	—	9,595
Net income	—	—	—	263,870	—	263,870	214,790	478,660
Capital calls and distributions, net	—	—	—	—	—	—	(89,186)	(89,186)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	66,520	66,520	—	66,520
Cumulative-effect for unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	22,522	22,522	—	22,522
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(4,131)	(4,131)	—	(4,131)
Foreign currency translation adjustments, net of tax	—	—	—	—	6,557	6,557	—	6,557
Common stock issued in public offering	4,485,000	5	434,861	—	—	434,866	—	434,866
Share-based compensation expense	—	—	29,491	—	—	29,491	—	29,491
Other, net	—	—	1	—	—	1	—	1
Balance at December 31, 2014	50,924,925	$51	$1,120,350	$1,649,967	$42,704	$2,813,072	$1,238,662	$4,051,734
Common stock issued under employee benefit plans, net of restricted stock cancellations	657,876	1	18,897	—	—	18,898	—	18,898
Common stock issued under ESOP	27,425	—	3,512	—	—	3,512	—	3,512
Income tax effect from stock options exercised, vesting of restricted stock and other	—	—	16,602	—	—	16,602	—	16,602
Deconsolidation of noncontrolling interest upon adoption of ASU 2015-02 (1)	—	—	—	—	—	—	(1,069,437)	(1,069,437)
Net income	—	—	—	343,904	—	343,904	30,916	374,820
Capital calls and distributions, net	—	—	—	—	—	—	(65,044)	(65,044)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(22,692)	(22,692)	—	(22,692)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(6,221)	(6,221)	—	(6,221)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,613	1,613	—	1,613
Share-based compensation expense	—	—	29,671	—	—	29,671	—	29,671
Other, net	—	—	—	(225)	—	(225)	—	(225)
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231
Common stock issued under employee benefit plans, net of restricted stock cancellations	600,683	—	21,819	—	—	21,819	—	21,819
Common stock issued under ESOP	43,165	—	4,328	—	—	4,328	—	4,328
Income tax effect from stock options exercised, vesting of restricted stock and other	—	—	(3,640)	—	—	(3,640)	—	(3,640)
Net income	—	—	—	382,685	—	382,685	7,581	390,266
Capital calls and distributions, net	—	—	—	—	—	—	(8,195)	(8,195)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	15,873	15,873	—	15,873
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(4,652)	(4,652)	—	(4,652)
Foreign currency translation adjustments, net of tax	—	—	—	—	(3,195)	(3,195)	—	(3,195)
Share-based compensation expense	—	—	31,202	—	—	31,202	—	31,202
Balance at December 31, 2016	52,254,074	$52	$1,242,741	$2,376,331	$23,430	$3,642,554	$134,483	$3,777,037

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2016	2015 (1)	2014
Cash flows from operating activities:
Net income before noncontrolling interests	$390,266	$374,820	$478,660
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	95,697	97,629	59,486
Provision for (Reduction of) unfunded credit commitments	10,982	(1,946)	6,511
Changes in fair values of derivatives, net	(18,287)	(53,470)	(22,139)
Gains on investment securities, net	(51,740)	(89,445)	(267,023)
Depreciation and amortization	46,819	40,008	39,345
Pre-tax (gain) loss on SVBIF sale transaction	—	(1,287)	13,934
Amortization of premiums and discounts on investment securities, net	6,582	18,271	25,311
Amortization of share-based compensation	35,494	32,239	29,545
Amortization of deferred loan fees	(98,150)	(89,384)	(82,724)
Deferred income tax benefit	(4,235)	(9,133)	(43,110)
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(3,663)	(8,397)	(26,642)
Accounts receivable and payable, net	(4,945)	(24,029)	(302)
Income tax receivable and payable, net	3,672	(9,857)	(4,804)
Accrued compensation	(15,292)	30,293	3,707
Foreign exchange spot contracts, net	3,093	(31,159)	25,725
Other, net	41,684	64,044	19,788
Net cash provided by operating activities	437,977	339,197	255,268
Cash flows from investing activities:
Purchases of available-for-sale securities	(429,268)	(4,586,680)	(8,462,071)
Proceeds from sales of available-for-sale securities	2,892,460	8,054	30,398
Proceeds from maturities and pay downs of available-for-sale securities	1,364,398	1,704,918	1,569,173
Purchases of held-to-maturity securities	(1,306,010)	(2,888,805)	(2,612,848)
Proceeds from maturities and paydowns of held-to-maturity securities	1,656,580	1,495,362	598,454
Purchases of non-marketable and other securities	(48,932)	(39,455)	(335,842)
Proceeds from sales and distributions of non-marketable and other securities	96,708	138,453	495,612
Net increase in loans	(3,169,493)	(2,335,153)	(3,480,531)
Proceeds from recoveries of charged-off loans	12,212	6,209	6,404
Purchases of premises and equipment	(53,311)	(53,918)	(42,431)
Effect of deconsolidation due to adoption of ASU 2015-02	—	15,995	—
Net proceeds from SVBIF sale transaction (2)	—	39,284	—
Net cash provided by (used for) investing activities	1,015,344	(6,495,736)	(12,233,682)
Cash flows from financing activities:
Net (decrease) increase in deposits	(162,908)	4,719,738	11,870,520
Net (decrease) increase in short-term borrowings	(262,232)	767,119	2,701
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(8,195)	(23,518)	(89,186)
Proceeds from issuance of common stock, ESPP and ESOP	26,147	22,410	22,146
Tax effect from stock exercises	(3,640)	16,602	9,602
Proceeds from issuance of 3.50% Senior Notes	—	346,431	—
Net proceeds from public equity offering	—	—	434,866
Net cash (used for) provided by financing activities	(410,828)	5,848,782	12,250,649
Net increase (decrease) in cash and cash equivalents	1,042,493	(307,757)	272,235
Cash and cash equivalents at beginning of period (2)	1,503,257	1,811,014	1,538,779
Cash and cash equivalents at end of period (2)	$2,545,750	$1,503,257	$1,811,014
Supplemental disclosures:
Cash paid during the period for:
Interest	$42,918	$35,280	$35,181
Income taxes	240,752	220,484	208,558
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$15,873	$(22,692)	$66,520
Distributions of stock from investments (3)	1,315	64,503	20,621
Transfers from available-for-sale securities to held-to-maturity	—	—	5,418,572

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
SVB Financial Group is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a diverse set of banking and financial products and services to support our clients of all sizes and stages throughout their life cycles. In these notes to our consolidated financial statements, when we refer to “SVB Financial Group,” “SVBFG”, the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company entity, SVB Financial Group (not including subsidiaries).
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
For reporting purposes, SVB Financial Group has three operating segments for which we report financial information in this report: Global Commercial Bank, SVB Private Bank, and SVB Capital. Financial information, results of operations and a description of the services provided by our operating segments are set forth in Note 21—"Segment Reporting" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.

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
Principles of Consolidation and Presentation
Prior to April 1, 2015, the Company’s consolidated financial statements included the accounts of SVB Financial Group and entities in which we had a controlling interest.  The determination of whether we had a controlling interest was based on consolidation principles prescribed by ASC Topic 810, Consolidation, and whether the controlling interest in an entity was a voting interest entity or a variable interest entity (“VIE”). However, during the three months ended June 30, 2015, we adopted the provisions of ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02), which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for variable interest entities. The new guidance eliminates the presumption that a general partner of a limited partnership arrangement should consolidate a limited partnership. The amendments to ASC Topic 810 in ASU 2015-02 modify the evaluation of whether limited partnerships and similar entities are VIEs or voting entities. With these changes, we determined that the majority of our investments in limited partnership arrangements are VIEs under the new guidance while these entities were typically voting interest entities under the prior guidance.
ASU 2015-02 provided a single model for evaluating VIE entities for consolidation. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or equity investors and, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. We assess VIEs to determine if we are the primary beneficiary of a VIE.  A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

power to direct the activities that most significantly impact the VIEs economic performance, and (b) the obligation to absorb losses or receive benefits of a VIE that could potentially be significant to a VIE. Under this analysis, we also evaluate kick-out rights and other participating rights, which could provide us a controlling financial interest. The primary beneficiary of a VIE is required to consolidate the VIE.
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
Investment Securities
Available-for-Sale Securities
Our available-for-sale securities portfolio is a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and credit diversification and meeting our asset/liability management objectives. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG's stockholders' equity, until realized.
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
During the second quarter of 2014, we re-designated certain securities from the classification of available-for-sale to held-to-maturity. Transfers of investment securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized gains (losses), net of tax, are retained in other comprehensive income, and the carrying value of the held-to-maturity securities are amortized over the life of the securities in a manner consistent with the amortization of a premium or discount. Our decision to re-designate the securities was based on our ability and intent to hold these securities to maturity.
Non-Marketable and Other Securities
Non-marketable and other securities include investments in venture capital and private equity funds, our China Joint Venture, debt funds, private and public portfolio companies and investments in qualified affordable housing projects. A majority of these investments are managed through our SVB Capital funds business in funds of funds and direct venture funds. Our accounting for investments in non-marketable and other securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) fair value accounting, (ii) equity method accounting, (iii) cost method accounting, and (iv) the proportional amortization method which is used only for qualified affordable housing projects.
Fair Value Accounting
Our managed funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies (codified in ASC 946) and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated statements of income. Our non-marketable and other securities recorded pursuant to fair value accounting consist of our investments through the following funds:

•	Funds of funds, which make investments in venture capital and private equity funds,

•	Direct venture funds, which make equity investments in privately held companies.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our ownership interests in the investments held under fair value accounting as of December 31, 2016 is presented in the following table:

Limited partnership	Company Direct and Indirect Ownership in Limited Partnership
Managed funds of funds
Strategic Investors Fund, LP	12.6%
Capital Preferred Return Fund, LP	20.0
Growth Partners, LP	33.0
Other private equity fund	58.2
Managed direct venture funds
CP I, LP	10.7

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
Under fair value accounting, investments are carried at their estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds' respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For direct equity investments in public companies, valuations are based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Sales restriction discounts generally range from 10% to 20% depending on the duration of the sale restrictions which typically range from three to six months. The valuation of non-marketable securities in shares of private company capital stock and the valuation of other securities in shares of public company stock with certain sales restrictions is subject to significant judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material.
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
Allowance for Loan Losses
The allowance for loan losses considers credit risk and is established through a provision for loan losses charged to expense. Our allowance for loan losses is established for estimated loan losses that are probable and incurred but not yet realized. Our evaluation process is designed to determine that the allowance for loan losses is appropriate at the balance sheet date. The process of estimating loan losses is inherently imprecise.
We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. At the time of approval, each loan in our portfolio is assigned a Credit Risk Rating and industry niche. Credit Risk Ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. The credit risk ratings for each loan are monitored and updated on an ongoing basis. This Credit Risk Rating process includes, but is not limited to, consideration of such factors as payment status, the financial condition and operating performance of the borrower, borrower compliance with loan covenants, underlying collateral values and performance trends, the degree of access to additional capital, the presence of credit enhancements such as third party guarantees (where applicable), the degree to which the borrower is sensitive to external factors, the depth and experience of the borrower's management team, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships with a credit risk rating of 5 through 9 that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is determined based on a qualitative analysis and a formula allocation for similarly risk-rated loans by portfolio segment and individually for impaired loans. The formula allocation provides the average loan loss experience for each portfolio segment, which considers our quarterly historical loss experience since the year 2000, both by risk-rating category and client industry sector. The resulting loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses. The probable loan loss experience for any one year period of time is reasonably expected to be greater or less than the average as determined by the loss factors. As such, management applies a qualitative allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. This qualitative allocation is based on management's assessment of the risks that may lead to a loan loss experience different from our historical loan loss experience. Based on management's prediction or estimate of changing risks in the lending environment, the qualitative allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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
Reserve for Unfunded Credit Commitments
We record a liability for probable and estimable incurred losses associated with our unfunded credit commitments being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating in accordance with each client's credit risk rating and portfolio segment. We use the historical loan loss factors described under our allowance for loan losses to calculate the loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating and portfolio segment to derive the reserve for unfunded credit commitments, similar to funded loans. The reserve for unfunded credit commitments also includes certain qualitative allocations as deemed appropriate by management. We include the reserve for unfunded credit commitments in other liabilities and the related provision in other expenses.
Uncollectible Loans and Write-offs
Our charge-off policy applies to all loans, regardless of portfolio segment. Commercial loans are considered for a full or partial charge-off in the event that principal or interest is over 180 days past due and the loan lacks sufficient collateral and it is not in the process of collection, provided that a loss event has been defined and the charge-off is consistent with GAAP. Consumer loans are considered for a full or partial charge-off in the event that principal or interest is over 120 days past due and the loan lacks sufficient collateral and it is not in the process of collection, provided that a loss event has been defined and the charge-off is consistent with GAAP. We also consider writing off loans in the event of any of the following circumstances: 1) the loan, or a portion of the loan is deemed uncollectible due to: a) the borrower's inability to make recurring payments, b) material changes in the borrower's financial condition, or c) the expected sale of all or a portion of the borrower's business is insufficient to repay the loan in full, or 2) the loan has been identified for charge-off by regulatory authorities.
Troubled Debt Restructurings
A TDR arises from the modification of a loan where we have granted a concession to the borrower related to the borrower's financial difficulties that we would not have otherwise considered for economic or legal reasons. These concessions may include: (1) deferral of payment for more than an insignificant period of time that does not include sufficient offsetting borrower concessions; (2) interest rate reductions; (3) extension of the maturity date outside of ordinary course extension; (4) principal forgiveness; and/or (5) reduction of accrued interest.
We use the factors in ASC 310-40, Receivables, Troubled Debt Restructurings by Creditors, in analyzing when a borrower is experiencing financial difficulty, and when we have granted a concession, both of which must be present for a restructuring to meet the criteria of a TDR. If we determine that a TDR exists, we measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, we may also measure impairment based on a loan's observable market price, or the fair value of the collateral less selling costs if the loan is a collateral-dependent loan.
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
Lease Obligations
We lease all of our properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations. We had no capitalized lease obligations at December 31, 2016 and 2015.

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
Level 2
Fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuations for the available-for-sale securities are provided by independent pricing service providers who have experience in valuing these securities and by comparison to and/or average of quoted market prices obtained from independent brokers. We perform a monthly analysis on the values received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and ongoing review of third party pricing methodologies, review of pricing trends and monitoring of trading volumes. Additional corroboration, such as obtaining a non-binding price from a broker, may be obtained depending on the frequency of trades of the security and the level of liquidity or depth of the market. We ensure prices received from independent brokers represent a reasonable estimate of the fair value through the use of observable market inputs including comparable trades, yield curve, spreads and, when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Below is a summary of the significant inputs used for each class of Level 2 assets and liabilities:
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
Interest rate derivative assets and liabilities: Fair value measurements of interest rate derivatives are priced considering the coupon rate of the fixed leg of the contract and the variable coupon rate on the floating leg of the contract. Valuation is based on both spot and forward rates on the swap yield curve and the credit worthiness of the contract counterparty.
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
Level 3
The fair value measurement is derived from valuation techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions we believe market participants would use in pricing the asset. The valuation techniques are consistent with the market approach, income approach and/or the cost approach used to measure fair value. Below is a summary of the valuation techniques used for each class of Level 3 assets:
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
Other securities: Fair value measurements of equity securities of public companies are priced based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Certain sales restriction discounts generally range from 10% to 20% depending on the duration of the sale restrictions which typically range from three to six months.
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

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon valuation approaches that use primarily market-based or independently-sourced market

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use the foregoing methodologies, and are categorized as a Level 1 or Level 2 measurement in the fair value hierarchy. However, in certain cases, when market observable inputs for our valuation techniques may not be readily available, we are required to make judgments about assumptions we believe market participants would use in estimating the fair value of the financial instrument, and based on the significance of those judgments, the measurement may be determined to be a Level 3 fair value measurement.
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
Other Service Revenue
Other service revenue primarily includes revenue from valuation services. We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and, (iv) collectability is probable.

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
Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of our individual managed fund of funds and direct venture funds exceeds certain performance targets and is payable to us, as the general partners of the managed funds.  The carried interest we earn is often shared with employees, who are also members of the general partner entities.  We record carried interest on a quarterly basis by measuring fund performance to date versus the performance target.  For our unconsolidated managed funds, carried interest is recorded as gains on investment securities, net.  For our consolidated managed funds, it is recorded as a component of net income attributable to noncontrolling interests.  Carried interest allocated to others is recorded as a component of net income attributable to noncontrolling interests. Any carried interest paid to us (or our employees) may be subject to reversal to the extent fund performance declines to a level where inception to date carried interest is lower than actual payments made by the funds.  The limited partnership agreements for our funds provide that carried interest is generally not paid to the general partners until the funds have provided a full return of contributed capital to the limited partners. Accrued, but unpaid carried interest may be subject to reversal to the extent that the fund performance declines to a level where inception to date carried interest is less than prior amounts recognized.
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
Any changes in fair value from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on derivative instruments, in noninterest income, a component of consolidated net income. When a portfolio company completes an IPO on a publicly reported market or is acquired, we may exercise these equity warrant assets for shares or cash.
In the event of an exercise for shares, the basis or value in the securities is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The shares in public companies are classified as available-for-sale securities (provided they do not have a significant restriction from sale). Changes in fair value of securities designated as available-for-sale, after applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of SVBFG stockholders' equity. The shares in private companies are classified as non-marketable securities. Typically, we account for these securities at cost and only record adjustments to the value at the time of exit or liquidation though gains or losses on investments securities, in noninterest income, a component of consolidated net income.
The fair value of the equity warrant assets portfolio is a critical accounting estimate and is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following significant inputs:

•	An underlying asset value, which is estimated based on current information available in valuation reports, including any information regarding subsequent rounds of funding or performance of a company.

•	Stated strike price, which can be adjusted for certain warrants upon the occurrence of subsequent funding rounds or other future events.

•
Price volatility or risk associated with possible changes in the warrant price. The volatility assumption is based on historical price volatility of publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. The actual volatility input is based on the mean and median volatility for an individual public company within an index for the past 16 quarters, from which an average volatility was derived.

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

•	Other adjustments, including a marketability discount, are estimated based on management's judgment about the general industry environment.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•	Number of shares and contingencies associated with obtaining warrant positions such as the funding of associated loans.
Foreign Exchange Forwards and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international activities, either as the purchaser or seller, depending upon the clients' need. We also enter into an opposite-way forward or option contract with a correspondent bank to economically hedge client contracts to mitigate the fair value risk to us from fluctuations in currency rates. Settlement, credit and operational risks remain. We also enter into forward contracts with correspondent banks to economically hedge currency exposure risk related to certain foreign currency denominated assets and liabilities. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. The contracts generally have terms of 1 year or less, although we may have contracts extending for up to 5 years. Generally, we have not experienced nonperformance on these contracts, have not incurred credit losses, and anticipate performance by all counterparties to such agreements. Changes in the fair value of these contracts are recognized in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period-end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new accounting standard update (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)), which provides revenue recognition guidance that is intended to create greater consistency with respect to how and when revenue from contracts with customers is shown in the income statement. This guidance will be effective January 1, 2018, either on a full retrospective approach or a modified retrospective approach, with early adoption permitted, but not before January 1, 2017. This guidance is not applicable to financial instruments and, therefore, is not expected to impact a majority of our revenue, which is primarily net interest income. We continue to evaluate the impact of this guidance to our noninterest income and on our presentation and disclosures.
In January 2016, the FASB issued a new accounting standard update (ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)), which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities. This guidance will be effective on January 1, 2018, on a prospective basis with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Upon adoption we expect to carry our cost method venture capital and private equity fund investments at fair value. The actual adjustment to opening retained earnings will depend upon the fair value of our investments at the adoption date.
In February 2016, the FASB issued a new accounting standard update (ASU 2016-02, Leases (Topic 842)), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance will be effective on January 1, 2019, on a modified retrospective basis, with early adoption permitted. We plan to adopt the lease accounting guidance in first quarter 2019. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
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
In March 2016, the FASB issued a new accounting standard update (ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement in the period when the awards vest or are settled. The guidance also permits an entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will be effective January 1, 2017. Early adoption is permitted, but all of the guidance must be adopted in the same period. We plan to adopt the share-based payment guidance in first quarter 2017 and will continue to estimate the number of awards that are expected to vest. Currently, we record excess tax benefits and tax deficiencies to APIC at the time of vesting and/or settlement, however, upon adoption of this standard, the excess tax benefits and tax deficiencies will be recorded to the income statement as income tax expense or benefit. We do not expect the guidance to have a material impact on our annual earnings; however, the impact will vary period to period depending on the volatility of the Company's stock price and the actual timing of vesting and/or settlement of awards. We would expect the most significant impact to occur during our second quarter as the majority of awards vest during that period. If this guidance would have been effective in 2016 and 2015 we would have recorded a reduction in income tax expense of approximately $5.5 million and $11.7 million in 2016 and 2015, respectively. The impact to our 2016 diluted EPS would have been $0.10 higher and in 2015 our diluted EPS would have been $0.23 higher. Since 2015, the highest quarterly EPS impact would have been $0.15 during the second quarter of 2015 and the lowest quarterly EPS impact would have been $0.00 during the third quarter of 2016.
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
In June 2016, the FASB issued a new accounting standard update (ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments), which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance will be effective January 1, 2020, on a modified retrospective approach, with early adoption permitted, but not before January 1, 2019. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
In August 2016, the FASB issued a new accounting standard update (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the guidance on eight specific cash flow issues. This guidance will be effective January 1, 2018 on a full retrospective approach, with early adoption permitted. We plan to adopt the cash flow guidance in first quarter 2018. We are currently evaluating the impact this guidance will have on our statement of cash flows.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentations.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.	Stockholders' Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income for 2016, 2015 and 2014:

		Year ended December 31,
(Dollars in thousands)	Income Statement Location	2016	2015	2014
Reclassification adjustment for (gains) losses included in net income	Gains on investment securities, net	$(12,195)	$(1,201)	$18,598
Related tax expense (benefit)	Income tax expense	4,963	481	(7,510)
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(7,232)	$(720)	$11,088
EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock option and restricted stock unit awards outstanding under our equity incentive plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for 2016, 2015 and 2014:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2016	2015	2014
Numerator:
Net income available to common stockholders	$382,685	$343,904	$263,870
Denominator:
Weighted average common shares outstanding—basic	51,915	51,318	48,931
Weighted average effect of dilutive securities:
Stock options and ESPP	254	387	485
Restricted stock units	180	211	246
Weighted average common shares outstanding—diluted	52,349	51,916	49,662
Earnings per common share:
Basic	$7.37	$6.70	$5.39
Diluted	$7.31	$6.62	$5.31
The following table summarizes the weighted average common shares excluded from the diluted EPS calculation due to the antidilutive effect for 2016, 2015 and 2014:

	Year ended December 31,
(Shares in thousands)	2016	2015	2014
Stock options	272	185	161
Restricted stock units	1	—	—
Total	273	185	161

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Share-Based Compensation
Share-based compensation expense was recorded net of estimated forfeitures for 2016, 2015 and 2014, such that expense was recorded only for those share-based awards that are expected to vest. In 2016, 2015 and 2014, we recorded share-based compensation and related benefits as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Share-based compensation expense	$35,494	$32,239	$29,545
Income tax benefit related to share-based compensation expense	(12,505)	(11,395)	(9,923)
Capitalized compensation costs	5,580	2,226	2,048
Equity Incentive Plan
Our 2006 Equity Incentive Plan (the “2006 Incentive Plan”) was adopted in May 2006, and is amended from time to time. The 2006 Incentive Plan provides for the grant of various types of incentive awards, of which the following have been granted: (i) stock options; (ii) restricted stock awards; (iii) restricted stock units (subject to either time-and/or performance-based vesting); and (iv) other cash or stock settled equity awards. Eligible participants in the 2006 Incentive Plan include directors, employees and consultants.
Subject to the provisions of Section 16 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold thereunder is 9,528,505.
Restricted stock awards/units are counted against the available-for-issuance limits of the 2006 Incentive Plan as two shares for every one share awarded. Further, if shares acquired under any such award are forfeited, repurchased by SVB Financial, used to satisfy the tax withholding obligations related to an award, or otherwise canceled and would otherwise return to the 2006 Incentive Plan, two times the number of such shares will return to the 2006 Incentive Plan and will again become available for issuance.
Under the terms of the 2006 Incentive Plan and subject to certain exceptions: (i) restricted stock awards/units are subject to a minimum of at least three years of annual vesting, and (ii) performance-based restricted stock awards/units and stock options are subject to a minimum of at least one year of vesting. Generally in practice, restricted stock awards/units vest annually over four years and require continued employment or other service through the vesting period. Performance-based restricted stock awards/units granted to executives generally vest upon meeting certain performance-based objectives over a three year period and, typically the passage of time, and require continued employment or other service through the vesting period. Stock options vest annually over four years, from the grant date based on continued employment or other service, and expire no later than seven years after the grant date.
Employee Stock Purchase Plan
We maintain the 1999 ESPP under which participating employees may annually contribute up to 10 percent of their gross compensation (not to exceed $25,000) to purchase shares of our common stock at 85 percent of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on both the date of offering and date of purchase, and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 188,435 shares and received $15.2 million in cash under the ESPP in 2016. At December 31, 2016, a total of 1,737,293 shares of our common stock were still available for future issuance under the ESPP, which includes the stockholder approved increase of 1,500,000 shares to the ESPP plan reserve in April 2016.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrecognized Compensation Expense
As of December 31, 2016, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$9,423	2.38
Restricted stock units	44,425	2.53
Total unrecognized share-based compensation expense	$53,848
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

Equity Incentive Plan Awards	2016	2015	2014
Weighted average expected term of options - in years	4.8	4.7	4.6
Weighted average expected volatility of the Company's underlying common stock	31.7%	31.3%	35.9%
Risk-free interest rate	1.32	1.49	1.72
Expected dividend yield	—	—	—
Weighted average grant date fair value - stock options	$31.17	$37.86	$35.65
Weighted average grant date fair value - restricted stock units	100.35	129.23	107.76
The following weighted average assumptions and fair values were used for our ESPP:

ESPP	2016	2015	2014
Expected term in years	0.5	0.5	0.5
Weighted average expected volatility of the Company's underlying common stock	41.8%	25.9%	23.7%
Risk-free interest rate	0.45	0.12	0.08
Expected dividend yield	—	—	—
Weighted average grand date fair value	$29.16	$29.27	$24.00
The expected term is based on the implied term of the stock options using factors based on historical exercise behavior. The expected volatilities are based on a blended rate consisting of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2016, 2015 and 2014, expected volatilities for the ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the year ended December 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The-Money Options
Outstanding at December 31, 2015	1,137,228	$77.12
Granted	177,203	105.11
Exercised	(271,528)	54.78
Forfeited	(32,156)	102.51
Expired	(190)	19.48
Outstanding at December 31, 2016	1,010,557	87.24	3.76	$85,315,707
Vested and expected to vest at December 31, 2016	985,983	86.69	3.71	83,778,687
Exercisable at December 31, 2016	580,165	73.67	2.69	56,848,539
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $171.66 as of December 31, 2016. The following table summarizes information regarding stock options outstanding and exercisable as of December 31, 2016:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life - in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$34.41 - 60.14	66,122	0.88	$49.67	66,122	$49.67
60.15 - 63.62	103,005	1.36	60.46	103,005	60.46
63.63 - 64.40	157,424	2.33	64.37	157,424	64.37
64.41 - 79.77	194,684	3.32	71.04	130,632	71.01
79.78 - 105.14	18,955	4.65	99.05	8,531	97.82
105.15 - 105.84	170,822	6.33	105.18	442	105.18
105.85 - 108.59	179,133	4.32	107.95	82,486	107.95
108.60 - 127.44	12,421	5.21	119.03	4,922	118.20
127.45 - 129.81	107,991	5.33	129.81	26,601	129.81
Total	1,010,557	3.76	87.24	580,165	73.67
We expect to satisfy the exercise of stock options by issuing shares registered under the 2006 Incentive Plan. All future awards of stock options and restricted stock units will be issued from the 2006 Incentive Plan. At December 31, 2016, 2,414,320 shares were available for future issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the year ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	572,038	$103.50
Granted	361,646	100.35
Vested	(220,476)	88.24
Forfeited	(42,239)	106.38
Nonvested at December 31, 2016	670,969	106.64
The following table summarizes information regarding stock option and restricted stock unit activity during 2016, 2015 and 2014:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Total intrinsic value of stock options exercised	$18,186	$27,430	$21,288
Total grant date fair value of stock options vested	7,364	21,052	20,291
Total intrinsic value of restricted stock vested	22,966	34,009	25,453
Total grant date fair value of restricted stock vested	19,454	19,428	14,935

5.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.
The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of December 31, 2016 and December 31, 2015:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
December 31, 2016:
Assets:
Cash and cash equivalents	$11,469	$—	$—
Non-marketable and other securities (1)	196,140	314,810	314,810
Accrued interest receivable and other assets	294	—	—
Total assets	$207,903	$314,810	$314,810
Liabilities:
Accrued expenses and other liabilities (1)	517	58,095	—
Total liabilities	$517	$58,095	$—
December 31, 2015:
Assets:
Cash and cash equivalents	$11,811	$—	$—
Non-marketable and other securities (1)	203,714	364,450	364,450
Accrued interest receivable and other assets	494	—	—
Total assets	$216,019	$364,450	$364,450
Liabilities:
Accrued expenses and other liabilities (1)	433	90,978	—
Total liabilities	$433	$90,978	$—

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Included in our unconsolidated non-marketable and other securities portfolio and accrued expenses and other liabilities at December 31, 2016 and December 31, 2015 are investments in qualified affordable housing projects of $112.4 million and $154.4 million, respectively, and related unfunded commitments of $58.1 million and $91.0 million, respectively.

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
All investments are generally non-redeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds, but are not obligated to fund commitments beyond our initial investment. For additional details, see Note 18—"Off-Balance Sheet Arrangements, Guarantees and Other Commitments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
The Bank also has variable interests in qualified affordable housing projects tax credit funds, in connection with fulfilling its responsibilities under the Community Reinvestment Act ("CRA"), that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE. For additional information on our investments in qualified affordable housing projects see Note 8—"Investment Securities" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
As of December 31, 2016, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $207.4 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $314.8 million.

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
The tables below provide information on the required reserve balances at the Federal Reserve, as well as shares held at the FHLB and FRB for the years ended and as of December 31, 2016 and 2015:

	Year ended December 31,
(Dollars in thousands)	2016	2015
Average required reserve balances at FRB San Francisco	$370,002	$278,101

	December 31,
(Dollars in thousands)	2016	2015
FHLB stock holdings	$17,250	$17,250
FRB stock holdings	40,342	39,741

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at December 31, 2016 and December 31, 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Cash and due from banks (1)	$2,476,588	$1,372,743
Securities purchased under agreements to resell (2)	64,028	125,391
Other short-term investment securities	5,134	5,123
Total cash and cash equivalents	$2,545,750	$1,503,257

(1)
At December 31, 2016 and 2015, $1.1 billion and $405 million, respectively, of our cash and due from banks was deposited at the FRB and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $721 million and $500 million, respectively.

(2)
At December 31, 2016 and 2015, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $66 million and $128 million, respectively. None of these securities were sold or repledged as of December 31, 2016 and 2015.

Additional information regarding our securities purchased under agreements to resell for 2016 and 2015 are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Average securities purchased under agreements to resell	$90,362	$75,504
Maximum amount outstanding at any month-end during the year	316,059	338,612

8.	Investment Securities
Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities; and (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.

Available-for-Sale Securities
The major components of our available-for-sale investment securities portfolio at December 31, 2016 and 2015 are as follows:

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$8,880,358	$30,323	$(1,190)	$8,909,491
U.S. agency debentures	2,065,535	14,443	(1,603)	2,078,375
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,163,017	3,046	(13,398)	1,152,665
Agency-issued collateralized mortgage obligations—variable rate	474,238	685	(640)	474,283
Equity securities	5,635	748	(786)	5,597
Total available-for-sale securities	$12,588,783	$49,245	$(17,617)	$12,620,411

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$11,679,450	$19,134	$(20,549)	$11,678,035
U.S. agency debentures	2,677,453	17,684	(5,108)	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,408,206	6,591	(15,518)	1,399,279
Agency-issued collateralized mortgage obligations—variable rate	604,236	3,709	(9)	607,936
Equity securities	6,596	460	(1,587)	5,469
Total available-for-sale securities	$16,375,941	$47,578	$(42,771)	$16,380,748
The following tables summarize our unrealized losses on our AFS securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$879,255	$(1,190)	$—	$—	$879,255	$(1,190)
U.S. agency debentures	513,198	(1,603)	—	—	513,198	(1,603)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	635,566	(6,704)	227,480	(6,694)	863,046	(13,398)
Agency-issued collateralized mortgage obligations—variable rate	258,325	(613)	6,068	(27)	264,393	(640)
Equity securities	3,693	(786)	—	—	3,693	(786)
Total temporarily impaired securities (1)	$2,290,037	$(10,896)	$233,548	$(6,721)	$2,523,585	$(17,617)

(1)
As of December 31, 2016, we identified a total of 174 investments that were in unrealized loss positions, of which 20 investments totaling $233.5 million with unrealized losses of $6.7 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2016, we do not intend to sell any impaired debt securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of December 31, 2016, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis.

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

The following table summarizes the fixed income securities, carried at fair value, classified as available-for-sale as of December 31, 2016 by the remaining contractual principal maturities. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2016
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$8,909,491	$2,224,538	$6,684,953	$—	$—
U.S. agency debentures	2,078,375	500,520	1,577,855	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,152,665	—	—	680,688	471,977
Agency-issued collateralized mortgage obligations - variable rate	474,283	—	—	—	474,283
Total	$12,614,814	$2,725,058	$8,262,808	$680,688	$946,260

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Held-to-Maturity Securities
The components of our held-to-maturity investment securities portfolio at December 31, 2016 and 2015 are as follows:

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$622,445	$7,840	$(1,198)	$629,087
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,896,179	6,919	(24,526)	2,878,572
Agency-issued collateralized mortgage obligations—fixed rate	3,362,598	788	(31,274)	3,332,112
Agency-issued collateralized mortgage obligations—variable rate	312,665	176	(1,339)	311,502
Agency-issued commercial mortgage-backed securities	1,151,363	1,237	(7,638)	1,144,962
Municipal bonds and notes	81,748	8	(1,853)	79,903
Total held-to-maturity securities	$8,426,998	$16,968	$(67,828)	$8,376,138

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$545,473	$8,876	$—	$554,349
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,366,627	546	(11,698)	2,355,475
Agency-issued collateralized mortgage obligations—fixed rate	4,225,781	3,054	(32,999)	4,195,836
Agency-issued collateralized mortgage obligations—variable rate	370,779	758	(33)	371,504
Agency-issued commercial mortgage-backed securities	1,214,716	3,405	(3,475)	1,214,646
Municipal bonds and notes	67,587	55	(830)	66,812
Total held-to-maturity securities	$8,790,963	$16,694	$(49,035)	$8,758,622

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables summarize our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 months		12 months or longer (1)		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$118,721	$(1,198)	$—	$—	$118,721	$(1,198)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,801,861	(23,558)	21,917	(968)	1,823,778	(24,526)
Agency-issued collateralized mortgage obligations—fixed rate	2,729,889	(25,723)	228,220	(5,551)	2,958,109	(31,274)
Agency-issued collateralized mortgage obligations—variable rate	251,012	(1,339)	—	—	251,012	(1,339)
Agency-issued commercial mortgage-backed securities	999,440	(7,494)	14,934	(144)	1,014,374	(7,638)
Municipal bonds and notes	42,267	(877)	30,586	(976)	72,853	(1,853)
Total temporarily impaired securities (1)	$5,943,190	$(60,189)	$295,657	$(7,639)	$6,238,847	$(67,828)

(1)
As of December 31, 2016, we identified a total of 462 investments that were in unrealized loss positions, of which 85 investments totaling $295.7 million with unrealized losses of $7.6 million have been in an impaired position for a period of time greater than 12 months. As of December 31, 2016, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of December 31, 2016, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as held-to-maturity as of December 31, 2016. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	December 31, 2016
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$622,445	$629,087	$—	$—	$47,357	$47,943	$575,088	$581,144	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,896,179	2,878,572	—	—	264,607	263,759	172,472	171,290	2,459,100	2,443,523
Agency-issued collateralized mortgage obligations - fixed rate	3,362,598	3,332,112	—	—	—	—	71,260	70,227	3,291,338	3,261,885
Agency-issued collateralized mortgage obligations - variable rate	312,665	311,502	—	—	—	—	—	—	312,665	311,502
Agency-issued commercial mortgage-backed securities	1,151,363	1,144,962	—	—	—	—	—	—	1,151,363	1,144,962
Municipal bonds and notes	81,748	79,903	4,509	4,498	33,148	32,562	34,810	33,878	9,281	8,965
Total	$8,426,998	$8,376,138	$4,509	$4,498	$345,112	$344,264	$853,630	$856,539	$7,223,747	$7,170,837

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-marketable and Other Securities
The major components of our non-marketable and other investment securities portfolio at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$141,649	$152,237
Other venture capital investments (2)	2,040	2,040
Other securities (fair value accounting) (3)	753	548
Non-marketable securities (equity method accounting) (4):
Venture capital and private equity fund investments	82,823	85,705
Debt funds	17,020	21,970
Other investments	123,514	118,532
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	114,606	120,676
Other investments	27,700	18,882
Investments in qualified affordable housing projects, net (6)	112,447	154,356
Total non-marketable and other securities	$622,552	$674,946

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2016 and 2015 (fair value accounting):

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$18,459	12.6%	$20,794	12.6%
Capital Preferred Return Fund, LP	57,627	20.0	60,619	20.0
Growth Partners, LP	59,718	33.0	62,983	33.0
Other private equity fund (i)	5,845	58.2	7,841	58.2
Total venture capital and private equity fund investments	$141,649		$152,237

(i)
Our ownership includes direct ownership interest of 41.5 percent in other private equity funds and an indirect ownership interest of 12.6 percent through our ownership interest of Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of Capital Preferred Return Fund, LP.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage of each fund at December 31, 2016 and 2015 (fair value accounting):

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
CP I, LP	$2,040	10.7%	$2,040	10.7%
Total other venture capital investments	$2,040		$2,040

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at December 31, 2016 and December 31, 2015 (equity method accounting):

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$7,720	8.6%	$10,035	8.6%
Strategic Investors Fund III, LP	20,449	5.9	23,926	5.9
Strategic Investors Fund IV, LP	24,530	5.0	26,411	5.0
Strategic Investors Fund V funds	12,029	Various	10,470	Various
Other venture capital and private equity fund investments	18,095	Various	14,863	Various
Total venture capital and private equity fund investments	$82,823		$85,705
Debt funds:
Gold Hill Capital 2008, LP (i)	$13,557	15.5%	$17,453	15.5%
Other debt funds	3,463	Various	4,517	Various
Total debt funds	$17,020		$21,970
Other investments:
China Joint Venture investment	$75,296	50.0%	$78,799	50.0%
Other investments	48,218	Various	39,733	Various
Total other investments	$123,514		$118,532

(i)	Our ownership includes direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 252 and 267 funds (primarily venture capital funds) at December 31, 2016 and 2015, respectively, where our ownership interest is less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $115 million, and $222 million, respectively, as of December 31, 2016. The carrying value, and estimated fair value, of the venture capital and private equity fund investments (cost method accounting) was $121 million, and $233 million, respectively, as of December 31, 2015.

(6)	The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments at December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Investments in qualified affordable housing projects, net	$112,447	$154,356
Accrued expenses and other liabilities	58,095	90,978

The following table presents other information relating to our investments in qualified affordable housing projects for the year ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Tax credits and other tax benefits recognized	$15,404	$14,375	$12,109
Amortization expense included in provision for income taxes (i)	12,145	10,389	9,340

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the components of gains and losses (realized and unrealized) on investment securities in 2016, 2015 and 2014:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$15,051	$2,971	$657
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	25,041	32,399	349,747
Other venture capital investments	17	1,512	17,309
Other securities (fair value accounting)	691	9,180	151,007
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	10,834	26,415	1,661
Debt funds	1,406	4,111	4,749
Other investments	15,739	2,791	4,755
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	18,428	25,908	16,001
Other investments	293	2,599	5,795
Total gross gains on investment securities	87,500	107,886	551,681
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(2,856)	(1,770)	(19,255)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(19,077)	(9,210)	(86,263)
Other venture capital investments	(38)	(320)	(4,516)
Other securities (fair value accounting)	(781)	(1,559)	(170,890)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(6,764)	(909)	(231)
Debt funds	(458)	(774)	(1,558)
Other investments	(4,857)	(3,146)	(759)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(591)	(729)	(827)
Other investments (3)	(338)	(24)	(359)
Total gross losses on investment securities	(35,760)	(18,441)	(284,658)
Gains on investment securities, net	$51,740	$89,445	$267,023

(1)
Includes realized gains (losses) on sales of AFS securities that are recognized in the income statement. Unrealized gains (losses) on AFS securities are recognized in other comprehensive income. The cost basis of AFS securities sold is determined on a specific identification basis.

(2)
Includes OTTI of $0.6 million from the declines in value for 26 of the 252 investments held at December 31, 2016, $0.6 million from the declines in value for 22 of the 267 investments held at December 31, 2015 and $0.8 million from the declines in value for 27 of the 281 investments held at December 31, 2014. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

(3)
No OTTI was recognized for the years ended December 31, 2016, 2015, and 2014, respectively. We concluded that any declines in value for the investments were temporary, and as such, no OTTI was required to be recognized.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Loans and Allowance for Loan Losses
We serve a variety of commercial clients in the technology, life science/healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and energy and resource innovation. Because of the diverse nature of ERI products and services, ERI-related loans are reported under our hardware, software and internet, life science/healthcare and other commercial loan categories, as applicable, for loan-related reporting. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.
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
The composition of loans, net of unearned income of $125 million and $115 million at December 31, 2016 and 2015, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2016	2015
Commercial loans:
Software and internet	$5,627,031	$5,437,915
Hardware	1,180,398	1,071,528
Private equity/venture capital	7,691,148	5,467,577
Life science/healthcare	1,853,004	1,710,642
Premium wine	200,156	201,175
Other	393,551	312,278
Total commercial loans	16,945,288	14,201,115
Real estate secured loans:
Premium wine (1)	678,166	646,120
Consumer loans (2)	1,926,968	1,544,440
Other	43,487	44,830
Total real estate secured loans	2,648,621	2,235,390
Construction loans	64,671	78,682
Consumer loans	241,364	226,883
Total loans, net of unearned income (3)	$19,899,944	$16,742,070

(1)	Included in our premium wine portfolio are gross construction loans of $110 million and $121 million at December 31, 2016 and 2015, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)	Consumer loans secured by real estate at December 31, 2016 and 2015 were comprised of the following:

	December 31,
(Dollars in thousands)	2016	2015
Loans for personal residence	$1,655,349	$1,312,818
Loans to eligible employees	199,291	156,001
Home equity lines of credit	72,328	75,621
Consumer loans secured by real estate	$1,926,968	$1,544,440

(3)	Included within our total loan portfolio are credit card loans of $224 million and $177 million at December 31, 2016 and 2015, respectively.
Credit Quality
The composition of loans, net of unearned income of $125 million and $115 million at December 31, 2016 and 2015, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

	December 31,
(Dollars in thousands)	2016	2015
Commercial loans:
Software and internet	$5,627,031	$5,437,915
Hardware	1,180,398	1,071,528
Private equity/venture capital	7,691,148	5,467,577
Life science/healthcare	1,853,004	1,710,642
Premium wine	878,322	847,295
Other	501,709	435,790
Total commercial loans	17,731,612	14,970,747
Consumer loans:
Real estate secured loans	1,926,968	1,544,440
Other consumer loans	241,364	226,883
Total consumer loans	2,168,332	1,771,323
Total loans, net of unearned income	$19,899,944	$16,742,070

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of December 31, 2016 and 2015:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
December 31, 2016:
Commercial loans:
Software and internet	$37,087	$1,162	$6	$38,255	$5,507,575	$6
Hardware	5,591	36	27	5,654	1,118,065	27
Private equity/venture capital	689	—	—	689	7,747,222	—
Life science/healthcare	283	551	—	834	1,827,490	—
Premium wine	1,003	4	—	1,007	876,185	—
Other	34	300	—	334	504,021	—
Total commercial loans	44,687	2,053	33	46,773	17,580,558	33
Consumer loans:
Real estate secured loans	850	—	—	850	1,923,266	—
Other consumer loans	1,402	—	—	1,402	237,353	—
Total consumer loans	2,252	—	—	2,252	2,160,619	—
Total gross loans excluding impaired loans	46,939	2,053	33	49,025	19,741,177	33
Impaired loans	34,636	3,451	11,180	49,267	185,193	—
Total gross loans	$81,575	$5,504	$11,213	$98,292	$19,926,370	$33
December 31, 2015:
Commercial loans:
Software and internet	$3,384	$6,638	$—	$10,022	$5,371,222	$—
Hardware	1,061	66	—	1,127	1,051,368	—
Private equity/venture capital	—	17	—	17	5,511,912	—
Life science/healthcare	853	6,537	—	7,390	1,665,801	—
Premium wine	16	65	—	81	847,249	—
Other	14	22	—	36	438,313	—
Total commercial loans	5,328	13,345	—	18,673	14,885,865	—
Consumer loans:
Real estate secured loans	4,911	865	—	5,776	1,537,421	—
Other consumer loans	228	115	—	343	226,369	—
Total consumer loans	5,139	980	—	6,119	1,763,790	—
Total gross loans excluding impaired loans	10,467	14,325	—	24,792	16,649,655	—
Impaired loans	333	—	7,221	7,554	175,130	—
Total gross loans	$10,800	$14,325	$7,221	$32,346	$16,824,785	$—

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
December 31, 2016:
Commercial loans:
Software and internet	$121,658	$1,090	$122,748	$129,648
Hardware	65,395	—	65,395	70,683
Private equity/venture capital	—	—	—	—
Life science/healthcare	38,361	—	38,361	41,130
Premium wine	3,187	—	3,187	3,187
Other	867	—	867	867
Total commercial loans	229,468	1,090	230,558	245,515
Consumer loans:
Real estate secured loans	1,504	—	1,504	2,779
Other consumer loans	2,398	—	2,398	2,398
Total consumer loans	3,902	—	3,902	5,177
Total	$233,370	$1,090	$234,460	$250,692
December 31, 2015:
Commercial loans:
Software and internet	$100,866	$—	$100,866	$125,494
Hardware	27,736	—	27,736	27,869
Private equity/venture capital	—	—	—	—
Life science/healthcare	50,429	925	51,354	55,310
Premium wine	898	1,167	2,065	2,604
Other	520	—	520	520
Total commercial loans	180,449	2,092	182,541	211,797
Consumer loans:
Real estate secured loans	143	—	143	1,393
Other consumer loans	—	—	—	—
Total consumer loans	143	—	143	1,393
Total	$180,592	$2,092	$182,684	$213,190

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our average impaired loans and the related interest income while impaired, broken out by portfolio segment and class of financing receivable during 2016, 2015 and 2014:

Year ended December 31, (Dollars in thousands)	Average impaired loans			Interest income on impaired loans
	2016	2015	2014	2016	2015	2014 (1)
Commercial loans:
Software and internet	$89,462	$63,825	$14,357	$1,054	$344	$—
Hardware	39,108	8,854	6,634	2,624	574	—
Private equity/venture capital	—	—	—	—	—	—
Life science/healthcare	40,620	18,083	516	155	132	—
Premium wine	2,056	1,455	1,381	28	12	—
Other	3,442	2,758	1,088	6	8	—
Total commercial loans	174,688	94,975	23,976	3,867	1,070	—
Consumer loans:
Real estate secured loans	588	172	218	—	—	—
Other consumer loans	1,136	41	322	17	—	—
Total consumer loans	1,724	213	540	17	—	—
Total average impaired loans	$176,412	$95,188	$24,516	$3,884	$1,070	$—

(1)	In 2014, all impaired loans were nonaccrual loans and no interest income was recognized.

The following tables summarize the activity relating to our allowance for loan losses for 2016, 2015 and 2014 broken out by portfolio segment:

Year ended December 31, 2016 (Dollars in thousands)	Beginning Balance December 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2016

Commercial loans:
Software and internet	$103,045	$(68,784)	$7,278	$58,350	$(2,501)	$97,388
Hardware	23,085	(13,233)	1,667	20,851	(1,204)	31,166
Private equity/venture capital	35,282	—	—	15,114	(97)	50,299
Life science/healthcare	36,576	(9,693)	1,129	(2,543)	(23)	25,446
Premium wine	5,205	—	—	(1,260)	170	4,115
Other	4,252	(5,045)	1,880	3,373	308	4,768
Total commercial loans	207,445	(96,755)	11,954	93,885	(3,347)	213,182
Consumer loans	10,168	(102)	258	1,812	48	12,184
Total allowance for loan losses	$217,613	$(96,857)	$12,212	$95,697	$(3,299)	$225,366

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2015 (Dollars in thousands)	Beginning Balance December 31, 2014	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2015

Commercial loans:
Software and internet	$80,981	$(33,246)	$1,621	$53,696	$(7)	$103,045
Hardware	25,860	(5,145)	3,332	(1,035)	73	23,085
Private equity/venture capital	27,997	—	—	7,391	(106)	35,282
Life science/healthcare	15,208	(7,291)	277	28,400	(18)	36,576
Premium wine	4,473	—	7	725	—	5,205
Other	3,253	(4,990)	809	5,736	(556)	4,252
Total commercial loans	157,772	(50,672)	6,046	94,913	(614)	207,445
Consumer loans	7,587	(296)	163	2,716	(2)	10,168
Total allowance for loan losses	$165,359	$(50,968)	$6,209	$97,629	$(616)	$217,613

Year ended December 31, 2014 (Dollars in thousands)	Beginning Balance December 31, 2013	Charge-offs	Recoveries	Provision for Loan Losses	Foreign Currency Translation Adjustments	Ending Balance December 31, 2014

Commercial loans:
Software and internet	$64,084	$(21,031)	$1,425	$36,547	$(44)	$80,981
Hardware	36,553	(15,265)	2,238	2,417	(83)	25,860
Private equity/venture capital	16,385	—	—	11,632	(20)	27,997
Life science/healthcare	11,926	(2,951)	374	5,925	(66)	15,208
Premium wine	3,914	(35)	240	354	—	4,473
Other	3,680	(3,886)	1,748	1,760	(49)	3,253
Total commercial loans	136,542	(43,168)	6,025	58,635	(262)	157,772
Consumer loans	6,344	—	379	851	13	7,587
Total allowance for loan losses	$142,886	$(43,168)	$6,404	$59,486	$(249)	$165,359

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of December 31, 2016 and 2015, broken out by portfolio segment:

	December 31, 2016				December 31, 2015
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software and internet	$28,245	$122,748	$69,143	$5,504,283	$34,098	$100,866	$68,947	$5,337,049
Hardware	9,995	65,395	21,171	1,115,003	3,160	27,736	19,925	1,043,792
Private equity/venture capital	—	—	50,299	7,691,148	—	—	35,282	5,467,577
Life science/healthcare	8,709	38,361	16,737	1,814,643	20,230	51,354	16,346	1,659,288
Premium wine	520	3,187	3,595	875,135	90	2,065	5,115	845,230
Other	233	867	4,535	500,842	52	520	4,200	435,270
Total commercial loans	47,702	230,558	165,480	17,501,054	57,630	182,541	149,815	14,788,206
Consumer loans	1,123	3,902	11,061	2,164,430	143	143	10,025	1,771,180
Total	$48,825	$234,460	$176,541	$19,665,484	$57,773	$182,684	$159,840	$16,559,386
Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. When a significant payment delay occurs on a criticized loan, the loan is impaired. The loan is also considered for nonaccrual status if full repayment is determined to be improbable. All of our nonaccrual loans are risk-rated 8 or 9 and are classified under the nonperforming impaired category. (For a further description of nonaccrual loans, refer to Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of December 31, 2016 and 2015:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
December 31, 2016:
Commercial loans:
Software and internet	$4,924,923	$620,907	$46,143	$76,605	$5,668,578
Hardware	985,889	137,830	58,814	6,581	1,189,114
Private equity/venture capital	7,747,317	594	—	—	7,747,911
Life science/healthcare	1,707,499	120,825	6,578	31,783	1,866,685
Premium wine	865,354	11,838	2,696	491	880,379
Other	480,845	23,510	464	403	505,222
Total commercial loans	16,711,827	915,504	114,695	115,863	17,857,889
Consumer loans:
Real estate secured loans	1,914,512	9,604	—	1,504	1,925,620
Other consumer loans	238,256	499	786	1,612	241,153
Total consumer loans	2,152,768	10,103	786	3,116	2,166,773
Total gross loans	$18,864,595	$925,607	$115,481	$118,979	$20,024,662
December 31, 2015:
Commercial loans:
Software and internet	$4,933,179	$448,065	$23,321	$77,545	$5,482,110
Hardware	955,675	96,820	27,306	430	1,080,231
Private equity/venture capital	5,474,929	37,000	—	—	5,511,929
Life science/healthcare	1,544,555	128,636	7,247	44,107	1,724,545
Premium wine	825,058	22,272	898	1,167	849,395
Other	429,481	8,868	520	—	438,869
Total commercial loans	14,162,877	741,661	59,292	123,249	15,087,079
Consumer loans:
Real estate secured loans	1,539,468	3,729	—	143	1,543,340
Other consumer loans	224,601	2,111	—	—	226,712
Total consumer loans	1,764,069	5,840	—	143	1,770,052
Total gross loans	$15,926,946	$747,501	$59,292	$123,392	$16,857,131

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TDRs
As of December 31, 2016 we had 20 TDRs with a total carrying value of $96.1 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. This compares to 17 TDRs with a total carrying value of $111.7 million as of December 31, 2015. There were unfunded commitments available for funding of $1.6 million to the clients associated with these TDRs as of December 31, 2016. The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at December 31, 2016 and 2015:

	December 31,
(Dollars in thousands)	2016	2015
Loans modified in TDRs:
Commercial loans:
Software and internet	$52,646	$56,790
Hardware	14,870	473
Life science/healthcare	24,176	51,878
Premium wine	3,194	2,065
Other	387	519
Total commercial loans	95,273	111,725
Consumer loans:
Other consumer loans	786	—
Total consumer loans	786	—
Total loans modified in TDRs	$96,059	$111,725
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during 2016, 2015 and 2014:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Loans modified in TDRs during the period:
Commercial loans:
Software and internet	$23,574	$56,790	$1,033
Hardware	14,870	286	1,118
Private equity/venture capital	—	—	—
Life science/healthcare	1,638	51,878	—
Premium wine	677	898	587
Other	—	519	—
Total commercial loans	40,759	110,371	2,738
Consumer loans:
Other consumer loans	786	—	—
Total consumer loans	786	—	—
Total loans modified in TDRs during the period (1)	$41,545	$110,371	$2,738

(1)	During 2016 we had $3.6 million of partial charge-offs on loans classified as TDRs. We had $23.5 million of partial charge-offs in 2015 and we did not have any partial charge-offs in 2014.
All new TDRs in 2016 and 2015 were modified through payment deferrals granted to our clients. New TDRs in 2014 included $1.7 million of payment deferrals and $1.0 million of principal forgiveness.

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

	December 31,
(Dollars in thousands)	2016	2015	2014
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Software and internet	$—	$16,804	$—
Hardware	134	286	—
Premium wine	491	—	—
Life science/healthcare	—	943	—
Total commercial loans	625	18,033	—
Consumer loans:
Other consumer loans	786	—	—
Total TDRs modified within the previous 12 months that defaulted in the period	$1,411	$18,033	$—
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of December 31, 2016.

10.	Premises and Equipment
Premises and equipment at December 31, 2016 and 2015 consisted of the following:

	December 31,
(Dollars in thousands)	2016	2015
Computer software	$189,867	$170,625
Computer hardware	56,215	41,856
Leasehold improvements	70,909	60,339
Furniture and equipment	31,886	28,645
Total	348,877	301,465
Accumulated depreciation and amortization	(228,194)	(198,840)
Premises and equipment, net	$120,683	$102,625
Depreciation and amortization expense for premises and equipment was $33.9 million, $28.3 million and $30.0 million in 2016, 2015 and 2014, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Deposits
The following table presents the composition of our deposits at December 31, 2016 and 2015:

	December 31,
(Dollars in thousands)	2016	2015
Noninterest-bearing demand	$31,975,457	$30,867,497
Interest bearing checking and savings accounts	375,710	330,525
Money market	5,331,054	6,128,442
Money market deposits in foreign offices	107,657	88,656
Sweep deposits in foreign offices	1,133,872	1,657,177
Time	56,118	70,479
Total deposits	$38,979,868	$39,142,776
The aggregate amount of time deposit accounts individually equal to or greater than $250,000 totaled $43 million and $54 million at December 31, 2016 and 2015, respectively. At December 31, 2016, time deposit accounts individually equal to or greater than $250,000 totaling $43 million were scheduled to mature within one year.

12.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at December 31, 2016 and 2015:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at December 31, 2016	December 31, 2016	December 31, 2015
Short-term borrowings:
Short-term FHLB advances	January 6, 2017	$500,000	$500,000	$638,000
Federal funds purchased	-	—	—	135,000
Other short-term borrowings	(1)	12,668	12,668	1,900
Total short-term borrowings			$512,668	$774,900
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$346,979	$346,667
5.375% Senior Notes	September 15, 2020	350,000	347,586	347,016
6.05% Subordinated Notes (2)	June 1, 2017	45,964	46,646	48,350
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,493	54,669
Total long-term debt			$795,704	$796,702

(1)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor, which includes an interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)	At December 31, 2016 and 2015, included in the carrying value of our 6.05% Subordinated Notes were $0.8 million and $2.8 million, respectively, related to hedge accounting associated with the notes.
The aggregate annual maturities of long-term debt obligations as of December 31, 2016 are as follows:

Year ended December 31, (Dollars in thousands):	Amount
2017	$46,646
2018	—
2019	—
2020	347,586
2021	—
2022 and thereafter	401,472
Total	$795,704
Interest expense related to short-term borrowings and long-term debt was $37.3 million, $34.9 million and $23.2 million in 2016, 2015 and 2014, respectively. Interest expense is net of the hedge accounting impact from our interest rate swap agreements related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings was 0.59 percent as of December 31, 2016 and 0.32 percent as of December 31, 2015.

3.50% Senior Notes
In January 2015, SVB Financial issued $350 million of 3.50% Senior Notes due in January 2025. We received net proceeds of approximately $346.4 million after deducting underwriting discounts and commissions and issuance costs. The balance of our 3.50% Senior Notes at December 31, 2016 was $347.0 million, which is reflective of $3.0 million of debt issuance costs and a $0.3 million discount.
5.375% Senior Notes
In September 2010, SVB Financial issued $350 million of 5.375% Senior Notes due in September 2020. We received net proceeds of $345 million after deducting underwriting discounts and commissions and other expenses. We used approximately $250 million of the net proceeds from the sale of the notes to meet obligations due on our 3.875% Convertible Notes, which matured in April 2011. The remaining net proceeds were used for general corporate purposes, including working capital.
6.05% Subordinated Notes

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2007, the Bank issued 6.05% Subordinated Notes, due in June 2017, in an aggregate principal amount of $250 million ("6.05% Subordinated Notes"). Concurrent with the issuance of the 6.05% Subordinated Notes, we entered into a fixed-to-variable interest rate swap agreement. See Note 13—"Derivative Financial Instruments" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for additional details.
7.0% Junior Subordinated Debentures
In October 2003, SVB Financial issued $50 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0 percent per annum of the face value of the junior subordinated debentures. Distributions for each of 2016, 2015 and 2014 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon maturity in October 2033, or may currently be redeemed prior to maturity in whole or in part, at our option, at any time. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033.
Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using available-for-sale securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of December 31, 2016, we did not borrow against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the FRB. The market value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasuries) at December 31, 2016 totaled $1.7 billion, of which $1.2 billion was unused and available to support additional borrowings. The market value of collateral pledged at the discount window of the FRB at December 31, 2016 totaled $0.8 billion, all of which was unused and available to support additional borrowings.

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
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at December 31, 2016 and 2015 were as follows:

		December 31, 2016				December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$810	$89	$721	$45,964	$2,768	$—	$2,768
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	219,950	3,057	—	3,057	49,287	809	—	809
Foreign exchange forwards	Other liabilities	54,338	(968)	—	(968)	6,586	(669)	—	(669)
Net exposure			2,089	—	2,089		140	—	140
Other derivative instruments:
Equity warrant assets	Other assets	211,434	131,123	—	131,123	210,102	137,105	—	137,105
Other derivatives:
Client foreign exchange forwards	Other assets	1,251,308	54,587	12,579	42,008	935,514	29,722	1,900	27,822
Client foreign exchange forwards	Other liabilities	1,068,991	(43,317)	—	(43,317)	841,182	(24,978)	—	(24,978)
Client foreign currency options	Other assets	775,000	10,383	—	10,383	46,625	706	—	706
Client foreign currency options	Other liabilities	775,000	(10,383)	—	(10,383)	46,625	(706)	—	(706)
Client interest rate derivatives	Other assets	583,511	10,110	—	10,110	422,741	3,973	—	3,973
Client interest rate derivatives	Other liabilities	627,639	(9,770)	—	(9,770)	422,741	(4,384)	—	(4,384)
Net exposure			11,610	12,579	(969)		4,333	1,900	2,433
Net			$145,632	$12,668	$132,964		$144,346	$1,900	$142,446

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of December 31, 2016 remain at investment grade or higher and there were no material changes in their credit ratings for the year ended December 31, 2016.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of our derivative activity and the related impact on our consolidated statements of income for 2016, 2015 and 2014 is as follows:

		Year ended December 31,
(Dollars in thousands)	Statement of income location	2016	2015	2014
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$2,341	$2,526	$2,553
Changes in fair value of interest rate swaps	Gains on derivative instruments, net	(35)	(20)	(50)
Net gains associated with interest rate risk derivatives		$2,306	$2,506	$2,503
Derivatives not designated as hedging instruments:
Currency exchange risks:
Losses on revaluations of internal foreign currency instruments, net	Other noninterest income	$(16,676)	$(12,735)	$(21,636)
Gains on internal foreign exchange forward contracts, net	Gains on derivative instruments, net	16,136	12,377	21,598
Net losses associated with internal currency risk		$(540)	$(358)	$(38)
Other derivative instruments:
Gains (losses) on revaluations of client foreign currency instruments, net	Other noninterest income	$4,215	$115	$(4,078)
(Losses) gains on client foreign exchange forward contracts, net	Gains on derivative instruments, net	(5,674)	694	5,081
Net (losses) gains associated with client currency risk		$(1,459)	$809	$1,003
Net gains on equity warrant assets	Gains on derivative instruments, net	$37,892	$70,963	$71,012
Net gains (losses) on other derivatives (1)	Gains on derivative instruments, net	$262	$(209)	$(796)

(1)	Derivative activity in 2014 primarily represents the change in fair value of loan conversion options. We did not have any loan conversion options in 2016 or 2015.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract. The following table summarizes our assets subject to enforceable master netting arrangements as of December 31, 2016 and 2015:

(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2016:
Derivative Assets:
Interest rate swaps	$810	$—	$810	$(721)	$(89)	$—
Foreign exchange forwards	57,644	—	57,644	(22,738)	(12,579)	22,327
Foreign currency options	10,383	—	10,383	(8,806)	—	1,577
Client interest rate derivatives	10,110	—	10,110	(10,091)	—	19
Total derivative assets:	78,947	—	78,947	(42,356)	(12,668)	23,923
Reverse repurchase, securities borrowing, and similar arrangements	64,028	—	64,028	(64,028)	—	—
Total	$142,975	$—	$142,975	$(106,384)	$(12,668)	$23,923
December 31, 2015:
Derivative Assets:
Interest rate swaps	$2,768	$—	$2,768	$(2,768)	$—	$—
Foreign exchange forwards	30,531	—	30,531	(18,141)	(1,900)	10,490
Foreign currency options	711	(5)	706	(706)	—	—
Client interest rate derivatives	3,973	—	3,973	(3,973)	—	—
Total derivative assets:	37,983	(5)	37,978	(25,588)	(1,900)	10,490
Reverse repurchase, securities borrowing, and similar arrangements	125,391	—	125,391	(125,391)	—	—
Total	$163,374	$(5)	$163,369	$(150,979)	$(1,900)	$10,490

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our liabilities subject to enforceable master netting arrangements as of December 31, 2016 and 2015:

(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
				Financial Instruments	Cash Collateral Pledged
December 31, 2016:
Derivative Liabilities:
Foreign exchange forwards	$44,285	$—	$44,285	$(17,964)	$—	$26,321
Foreign currency options	10,383	—	10,383	(1,585)	—	8,798
Client interest rate derivatives	9,770	—	9,770	(9,770)	—	—
Total derivative liabilities:	64,438	—	64,438	(29,319)	—	35,119
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$64,438	$—	$64,438	$(29,319)	$—	$35,119
December 31, 2015:
Derivative Liabilities:
Foreign exchange forwards	$25,647	$—	$25,647	$(10,818)	$—	$14,829
Foreign currency options	711	(5)	706	—	—	706
Client interest rate derivatives	4,384	—	4,384	(4,384)	—	—
Total derivative liabilities:	30,742	(5)	30,737	(15,202)	—	15,535
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$30,742	$(5)	$30,737	$(15,202)	$—	$15,535

14.	Other Noninterest Income (Loss) and Other Noninterest Expense
A summary of other noninterest (loss) income for 2016, 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Fund management fees	$19,195	$15,941	$13,498
Service-based fee income	7,962	8,767	8,650
Net losses on the sale of certain assets related to our SVBIF business	—	—	(13,934)
Gains (losses) on revaluation of client foreign currency instruments, net (1)	4,215	115	(4,078)
Losses on revaluation of internal foreign currency instruments, net (2)	(16,676)	(12,735)	(21,636)
Other (3)	25,365	22,074	16,240
Total other noninterest income (loss)	$40,061	$34,162	$(1,260)

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of other noninterest expense for 2016, 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Lending and other client related processing costs	$19,867	$15,944	$10,692
Data processing services	9,014	7,316	8,079
Telephone	9,793	9,398	7,250
Postage and supplies	2,851	3,154	3,196
Dues and publications	2,828	2,476	2,549
Other	17,890	19,999	12,939
Total other noninterest expense	$62,243	$58,287	$44,705

15.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal and California tax returns as major tax filings. Our U.S. federal tax returns for 2013 and subsequent years remain open to full examination. Our California tax returns for 2012 and subsequent tax years remain open to full examination.
The components of our provision for income taxes for 2016, 2015 and 2014 were as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Current provision:
Federal	$195,249	$191,194	$181,011
State	59,319	50,815	45,488
Deferred benefit:
Federal	(3,560)	(11,270)	(36,067)
State	(675)	(1,985)	(6,924)
Income tax expense	$250,333	$228,754	$183,508

Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests. The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2016, 2015 and 2014, is as follows:

	December 31,
(Dollars in thousands)	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	5.9	5.7	5.6
Meals and entertainment	0.4	0.3	0.3
Disallowed officer's compensation	0.1	0.3	0.3
Share-based compensation expense on incentive stock options and ESPP	—	—	0.2
Tax-exempt interest income	(0.2)	(0.2)	(0.3)
Valuation allowance benefit	(0.3)	(0.4)	—
Qualified affordable housing project tax credits	(0.5)	(0.5)	(0.5)
Other, net	(0.9)	(0.3)	0.4
Effective income tax rate	39.5%	39.9%	41.0%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Deferred tax assets and liabilities at December 31, 2016 and 2015, consisted of the following:

	December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$110,248	$102,410
Other accruals	20,502	6,670
Share-based compensation expense	15,498	11,979
State income taxes	12,682	11,933
Deferred rent	10,050	—
Loan fee income and costs	8,266	13,770
Accrued compensation	6,799	8,720
Net operating loss	4,116	4,406
Other	2,168	2,645
Deferred tax assets	190,329	162,533
Valuation allowance	(4,440)	(4,730)
Net deferred tax assets after valuation allowance	185,889	157,803

Deferred tax liabilities:
Change in accounting method (section 481(a))	(35,262)	—
Derivative equity warrant assets	(36,406)	(31,955)
Net unrealized gains on available-for-sale securities	(17,970)	(10,199)
Premises and equipment and other intangibles	(11,956)	—
Non-marketable and other securities	(6,075)	(35,721)
Deferred rent	—	(1,843)
Other	(6,380)	(4,144)
Deferred tax liabilities	(114,049)	(83,862)
Net deferred tax assets	$71,840	$73,941
At December 31, 2016 and 2015, federal net operating loss carryforwards totaled $4 million and $10 million, respectively. State net operating loss carryforwards were $2 million as of December 31, 2015. There were no remaining state operating loss carryforwards as of December 31, 2016. Our foreign net operating loss carryforwards totaled $16 million and $4 million at December 31, 2016 and 2015, respectively. These net operating loss carryforwards expire at various dates beginning in 2027.
Currently, we believe that it is more likely than not that the benefit from these net operating loss carryforwards, which are associated with our former eProsper business unit, part of SVB Analytics, and our UK operations, will not be realized in the near term due to uncertainties in the timing of future profitability in those businesses. In recognition of this, our valuation allowance is $4 million on the deferred tax assets related to these net operating loss carryforwards and research and development credits at December 31, 2016. We believe it is more likely than not that the remaining deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. Therefore, no valuation allowance was provided for the remaining deferred tax assets.
At December 31, 2016, our unrecognized tax benefit was $5.3 million, the recognition of which would reduce our income tax expense by $3.4 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for year ended December 31, 2016.
A summary of changes in our unrecognized tax benefit (including interest and penalties) for December 31, 2016, 2015 and 2014 is as follows:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at December 31, 2013	$252	$91	$343
Additions for tax positions for current year	2,879	—	2,879
Additions for tax positions for prior years	349	47	396
Lapse of the applicable statute of limitations	(83)	(38)	(121)
Balance at December 31, 2014	$3,397	$100	$3,497
Additions for tax positions for current year	1,208	—	1,208
Additions for tax positions for prior years	—	228	228
Reduction for tax positions for prior years	(1,228)	(22)	(1,250)
Lapse of the applicable statute of limitations	(20)	(5)	(25)
Balance at December 31, 2015	$3,357	$301	$3,658
Additions for tax positions for current year	793	—	793
Additions for tax positions for prior years	1,427	166	1,593
Reduction for tax positions for prior years	(271)	(16)	(287)
Lapse of the applicable statute of limitations	(37)	(9)	(46)
Balance at December 31, 2016	$5,269	$442	$5,711

16.	Employee Compensation and Benefit Plans
Our employee compensation and benefit plans include: (i) Incentive Compensation Plan; (ii) Direct Drive Incentive Compensation Plan; (iii) Retention Program; (iv) Warrant Incentive Plan; (v) Deferred Compensation Plan; (vi) 401(k) and ESOP; (vii) EHOP; (viii) 2006 Incentive Plan; and (ix) ESPP. The 2006 Incentive Plan and the ESPP are described in Note 4—"Share-Based Compensation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
A summary of expenses incurred under certain employee compensation and benefit plans for 2016, 2015 and 2014 is as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Incentive Compensation Plan	$96,892	$97,565	$78,014
Direct Drive Incentive Compensation Plan	21,174	21,930	20,153
Retention Program	1,475	1,996	1,792
Warrant Incentive Plan	4,954	9,110	3,926
Deferred Compensation Plan	1,318	2,404	2,458
SVBFG 401(k) Plan	16,078	13,809	11,996
SVBFG ESOP	3,159	8,585	6,691
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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Direct Drive Incentive Compensation Plan
The Direct Drive Incentive Compensation Plan (“Direct Drive”) is an annual sales cash incentive program. Awards are based on sales teams' performance as to predetermined financial targets and other company/individual performance criteria. Actual awards for each sales team member under Direct Drive are based on: (i) the actual results and financial performance with respect to the incentive gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member's sales position and team payout allocation.
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
Deferred Compensation Plan
Under the Deferred Compensation Plan (the “DC Plan”), eligible employees may elect to defer up to 50 percent of their base salary and/or up to 100 percent of any eligible bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1st and ending December 31st. Any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan. From time to time, we may also offer deferred special retention incentives under this plan to key plan participants. The deferred incentives are eligible for investment in the DC Plan during the retention qualifying period.
Voluntary deferrals under the DC Plan were $4.4 million $3.7 million and $3.9 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, special retention incentives totaled $2.8 million. The DC Plan overall, had investment gains of $2.4 million, losses of $0.1 million and gains of $1.4 million in 2016, 2015 and 2014, respectively.
401(k) and ESOP
The 401(k) Plan and ESOP, collectively referred to as the “Plan”, is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular U.S. employees are eligible to participate.
Employees participating in the 401(k) Plan are allowed to contribute up to 75 percent of their pre-tax pay as defined in the Plan, up to the maximum annual amount allowable under federal income tax regulations of $18,000 for the years 2016 and 2015, and $17,500 for 2014. We match the employee's contributions dollar-for-dollar, up to five percent of the employee's pre-tax pay as defined in the Plan. Our matching contributions vest immediately. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.
Discretionary ESOP contributions, based on our company performance, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash or our common stock (or a combination of cash and stock), in an amount not exceeding ten percent of the employee's eligible pay earned in the fiscal year. The ESOP contributions vest in equal annual increments over a participant's first five years of service (thereafter, all subsequent ESOP contributions are fully vested).
EHOP
The EHOP is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage for their primary residence, which is due and payable in either five or seven years and is based on amortization over a 30 year period. Applicants must qualify for a loan through the normal mortgage review and approval process, which is typical of industry standards. The maximum loan amount generally cannot be greater than

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

80 percent of the lesser of the purchase price or the appraised value. The interest rate on the loan is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be up to two percent below the market rate. The loan rate shall not be less than the greater of either the jumbo conforming market rate (corresponding to the maturity of the loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days. For additional details, see Note 9—"Loans and Allowance for Loan Losses" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.

17.	Related Parties
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank extends credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we also provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 16—"Employee Compensation and Benefit Plans" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.

18.	Off-Balance Sheet Arrangements, Guarantees and Other Commitments
Operating Leases
We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2030, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum future payments under noncancelable operating leases as of December 31, 2016:

Year ended December 31, (Dollars in thousands)	Amount
2017	$26,967
2018	29,377
2019	30,167
2020	27,591
2021	26,725
2022 and thereafter	75,887
Net minimum operating lease payments	$216,714

Rent expense for premises and equipment leased under operating leases totaled $24.8 million, $21.9 million and $20.3 million in 2016, 2015 and 2014, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Commitments to Extend Credit
A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2016 and 2015, respectively:

	December 31,
(Dollars in thousands)	2016	2015
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,475,179	$1,312,734
Variable interest rate commitments	13,572,161	12,822,461
Total loan commitments available for funding	15,047,340	14,135,195
Commercial and standby letters of credit (2)	1,695,856	1,479,164
Total unfunded credit commitments	$16,743,196	$15,614,359
Commitments unavailable for funding (3)	$1,719,524	$2,026,532
Maximum lending limits for accounts receivable factoring arrangements (4)	725,395	1,006,404
Reserve for unfunded credit commitments (5)	45,265	34,415

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our reserve for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
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
The table below summarizes our commercial and standby letters of credit at December 31, 2016. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,547,011	$47,134	$1,594,145	$1,594,145
Performance standby letters of credit	82,544	12,958	95,502	95,502
Commercial letters of credit	6,209	—	6,209	6,209
Total	$1,635,764	$60,092	$1,695,856	$1,695,856
Deferred fees related to financial and performance standby letters of credit were $10 million at both December 31, 2016 and December 31, 2015. At December 31, 2016, collateral in the form of cash of $763 million was available to us to reimburse losses, if any, under financial and performance standby letters of credit.
Commitments to Invest in Venture Capital and Private Equity Funds
We make commitments to invest in venture capital and private equity funds, which in turn make investments generally in, or in some cases make loans to, privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to generally call most of the capital commitments over 5 to 7 years; however in certain cases, the funds may not call 100% of committed capital over the life of the fund. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at December 31, 2016:

Our Ownership in Venture Capital and Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (4)
CP I, LP	$6,000	$270	10.7%
CP II, LP (1)	1,200	162	5.1
Shanghai Yangpu Venture Capital Fund (LP)	835	—	6.8
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	141	Various
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Other private equity fund (2)	9,338	—	58.2
Debt funds (equity method accounting)	58,021	—	Various
Other fund investments (3)	297,634	10,816	Various
Total	$468,440	$18,067

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership of 3.8 percent through our investment in Strategic Investors Fund II, LP.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2)
Our ownership includes direct ownership of 41.5 percent and indirect ownership interests of 12.6 percent and 4.1 percent in the fund through our ownership interest of Growth Partners, LP and Capital Preferred Return Fund, LP, respectively.

(3)	Represents commitments to 258 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(4)
We are subject to the Volcker Rule which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Part I, Item 1 of this report.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at December 31, 2016:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$1,338
Capital Preferred Return Fund, LP	1,603
Growth Partners, LP	1,563
Total	$4,504

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.	Fair Value of Financial Instruments
Fair Value Measurements
Our available-for-sale securities, derivative instruments and certain non-marketable and other securities are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements. We disclose our method and approach for fair value measurements of assets and liabilities in Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2016
Assets
Available-for-sale securities:
U.S. Treasury securities	$8,909,491	$—	$—	$8,909,491
U.S. agency debentures	—	2,078,375	—	2,078,375
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,152,665	—	1,152,665
Agency-issued collateralized mortgage obligations - variable rate	—	474,283	—	474,283
Equity securities	175	5,422	—	5,597
Total available-for-sale securities	8,909,666	3,710,745	—	12,620,411
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	141,649
Other venture capital investments (1)	—	—	2,040	2,040
Other securities (1)	753	—	—	753
Total non-marketable and other securities (fair value accounting)	753	—	2,040	144,442
Other assets:
Interest rate swaps	—	810	—	810
Foreign exchange forward and option contracts	—	68,027	—	68,027
Equity warrant assets	—	2,310	128,813	131,123
Client interest rate derivatives	—	10,110	—	10,110
Total assets	$8,910,419	$3,792,002	$130,853	$12,974,923
Liabilities
Foreign exchange forward and option contracts	$—	$54,668	$—	$54,668
Client interest rate derivatives	—	9,770	—	9,770
Total liabilities	$—	$64,438	$—	$64,438

(1)
Included in Level 1 and Level 3 assets are $0.6 million and $1.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Assets
Available-for-sale securities:
U.S. Treasury securities	$11,678,035	$—	$—	$11,678,035
U.S. agency debentures	—	2,690,029	—	2,690,029
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,399,279	—	1,399,279
Agency-issued collateralized mortgage obligations - variable rate	—	607,936	—	607,936
Equity securities	4,517	952	—	5,469
Total available-for-sale securities	11,682,552	4,698,196	—	16,380,748
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	152,237
Other venture capital investments (1)	—	—	2,040	2,040
Other securities (1)	548	—	—	548
Total non-marketable and other securities (fair value accounting)	548	—	2,040	154,825
Other assets:
Interest rate swaps	—	2,768	—	2,768
Foreign exchange forward and option contracts	—	31,237	—	31,237
Equity warrant assets	—	1,937	135,168	137,105
Client interest rate derivatives	—	3,973	—	3,973
Total assets	$11,683,100	$4,738,111	$137,208	$16,710,656
Liabilities
Foreign exchange forward and option contracts	$—	$26,353	$—	$26,353
Client interest rate derivatives	—	4,384	—	4,384
Total liabilities	$—	$30,737	$—	$30,737

(1)
Included in Level 1 and Level 3 assets are $0.4 million and $1.8 million, respectively, attributable to noncontrolling interests calculated based on the ownership percentages of the noncontrolling interests.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for 2016, 2015 and 2014, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses), net Included in Income	Purchases	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Year ended December 31, 2016:
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$(21)	$—	$(4)	$—	$25	$—	$2,040
Other assets:
Equity warrant assets (2)	135,168	38,091	—	(56,643)	13,405	—	(1,208)	128,813
Total assets	$137,208	$38,070	$—	$(56,647)	$13,405	$25	$(1,208)	$130,853
Year ended December 31, 2015:
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1) (3)	$3,291	$1,192	$—	$(2,356)	$—	$(87)	$—	$2,040
Other assets:
Equity warrant assets (2)	114,698	71,402	—	(61,044)	12,534	—	(2,422)	135,168
Total assets	$117,989	$72,594	$—	$(63,400)	$12,534	$(87)	$(2,422)	$137,208
Year ended December 31, 2014:
Non-marketable and other securities (fair value accounting):
Other venture capital investments	$32,839	$12,793	$51,407	$(20,362)	$—	$(5,347)	$(126)	$71,204
Other securities (fair value accounting)	319,249	103,864	—	(46,840)	—	3,863	(380,136)	—
Total non-marketable and other securities (fair value accounting) (1)	352,088	116,657	51,407	(67,202)	—	(1,484)	(380,262)	71,204
Other assets:
Equity warrant assets (2)	99,891	71,516	—	(70,875)	15,886	—	(1,720)	114,698
Total assets	$451,979	$188,173	$51,407	$(138,077)	$15,886	$(1,484)	$(381,982)	$185,902

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded on the line item “Gains on derivative instruments, net”, a component of noninterest income.

(3)	Beginning balance was adjusted to conform with our adoption of the new accounting standards (ASU 2015-02), Amendments to the Consolidation Analysis (Topic 820).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the amount of unrealized gains (losses) included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at December 31, 2016 and 2015, respectively:

	Year ended December 31,
(Dollars in thousands)	2016	2015
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$1,739	$(177)
Other assets:
Equity warrant assets (2)	14,502	32,576
Total unrealized gains, net	$16,241	$32,399
Unrealized gains (losses) attributable to noncontrolling interests	$1,553	$(158)

(1)	Unrealized gains are recorded on the line item “gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains are recorded on the line item “gains on derivative instruments, net”, a component of noninterest income.

The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at December 31, 2016 and 2015. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
December 31, 2016:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	764	Modified Black-Scholes option pricing model	Volatility	46.6%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	17.7
Equity warrant assets (private portfolio)	128,049	Modified Black-Scholes option pricing model	Volatility	36.9
			Risk-Free interest rate	1.3
			Marketability discount (3)	17.1
			Remaining life assumption (4)	45.0
December 31, 2015:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,786	Modified Black-Scholes option pricing model	Volatility	38.1%
			Risk-Free interest rate	2.1
			Sales restrictions discount (2)	18.0
Equity warrant assets (private portfolio)	133,382	Modified Black-Scholes option pricing model	Volatility	36.0
			Risk-Free interest rate	1.1
			Marketability discount (3)	16.6
			Remaining life assumption (4)	45.0

(1)
In determining the fair value of our other venture capital investment portfolio, we evaluate a variety of factors related to each underlying private portfolio company including, but not limited to, actual and forecasted results, cash position, recent or planned transactions and market comparable companies. Additionally, we have ongoing communication with the portfolio companies and venture capital fund managers, to determine whether there is a material change in fair value. We

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

use company provided valuation reports, if available, to support our valuation assumptions. These factors are specific to each portfolio company and a weighted average or range of values of the unobservable inputs is not meaningful.

(2)
We adjust quoted market prices of public companies which are subject to certain sales restrictions. Sales restriction discounts generally range from 10 percent to 20 percent depending on the duration of the sales restrictions which typically range from three to six months.

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

(4)
We adjust the contractual remaining term of private company warrants based on our best estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At December 31, 2016, the weighted average contractual remaining term was 5.9 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

During 2016, 2015 and 2014 there were no transfers between Level 2 and Level 1. During 2016 and 2015, there were no transfers in our other venture capital investments from Level 3 to Level 2. Transfers of our non-marketable and other securities from Level 3 to Level 2 for 2014 included $380.1 million as a result of the expiration of lock-up, and other sales restrictions on certain of our other securities and venture capital investments.
All other transfers from Level 3 to Level 2 during 2016, 2015 and 2014 were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
The following describes the methods and assumptions used in estimating the fair values of financial instruments for which carrying value approximates fair value and assets and liabilities measured at fair value on a nonrecurring basis and excludes financial instruments and assets and liabilities already recorded at fair value as described above.
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
Estimated Fair Values of Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Held-to-Maturity Securities
Held-to-maturity securities include similar investments held in our available-for-sale securities portfolio and are valued using the same methodologies. All securities included in our held-to-maturity securities portfolio are valued using Level 2 inputs. Refer to Level 2 fair value measurements in Note 2—"Summary of Significant Accounting Policies" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report for significant inputs used in the valuation of our held-to-maturity investment securities.
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
Off-Balance Sheet Financial Instruments
The fair value of net available commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms and pricing, while taking into account the counterparties’ credit standings.
Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2016 and 2015. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.
The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at December 31, 2016 and 2015:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
December 31, 2016:
Financial assets:
Cash and cash equivalents	$2,545,750	$2,545,750	$2,545,750	$—	$—
Held-to-maturity securities	8,426,998	8,376,138	—	8,376,138	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	120,037	127,343	—	—	127,343
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	245,626	353,870	—	—	—
Net commercial loans	17,518,430	17,811,356	—	—	17,811,356
Net consumer loans	2,156,148	2,199,501	—	—	2,199,501
FHLB and FRB stock	57,592	57,592	—	—	57,592
Accrued interest receivable	111,222	111,222	—	111,222	—
Financial liabilities:
Short-term FHLB advances	500,000	500,000	500,000	—	—
Other short-term borrowings	12,668	12,668	12,668	—	—
Non-maturity deposits (2)	38,923,750	38,923,750	38,923,750	—	—
Time deposits	56,118	55,949	—	55,949	—
3.50% Senior Notes	346,979	337,600	—	337,600	—
5.375% Senior Notes	347,586	378,777	—	378,777	—
6.05% Subordinated Notes (3)	46,646	47,489	—	47,489	—
7.0% Junior Subordinated Debentures	54,493	53,140	—	53,140	—
Accrued interest payable	12,013	12,013	—	12,013	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,074	—	—	22,074
December 31, 2015:
Financial assets:
Cash and cash equivalents	$1,503,257	$1,503,257	$1,503,257	$—	$—
Held-to-maturity securities	8,790,963	8,758,622	—	8,758,622	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	114,795	117,172	—	—	117,172
Non-marketable securities (cost and equity method accounting) measured at net asset value (1)	250,970	364,799	—	—	—
Net commercial loans	14,763,302	14,811,588	—	—	14,811,588
Net consumer loans	1,761,155	1,737,960	—	—	1,737,960
FHLB and FRB stock	56,991	56,991	—	—	56,991
Accrued interest receivable	107,604	107,604	—	107,604	—
Financial liabilities:
Short-term FHLB advances	638,000	638,000	638,000
Federal funds purchased	135,000	135,000	135,000
Other short-term borrowings	1,900	1,900	1,900	—	—
Non-maturity deposits (2)	39,072,297	39,072,297	39,072,297	—	—
Time deposits	70,479	70,347	—	70,347	—
3.50% Senior Notes	346,667	333,648	—	333,648	—
5.375% Senior Notes	347,016	384,216	—	384,216	—
6.05% Subordinated Notes (3)	48,350	49,820	—	49,820	—
7.0% Junior Subordinated Debentures	54,669	52,905	—	52,905	—
Accrued interest payable	12,058	12,058	—	12,058	—
Off-balance sheet financial assets:
Commitments to extend credit	—	26,483	—	—	26,483

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

(3)
At December 31, 2016 and 2015, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was $0.8 million and $2.8 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of December 31, 2016:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$141,649	$141,649	$4,504
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	82,823	82,823	4,953
Debt funds (2)	17,020	18,187	—
Other investments (2)	31,177	31,180	715
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	114,606	221,680	10,008
Total	$387,275	$495,519	$20,180

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $101 million and $3 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
SVB Financial and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the California Department of Business Oversight - Division of Financial Institutions. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that the federal regulatory agencies adopt regulations defining five capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.
Quantitative measures, established by the regulators to ensure capital adequacy, require that SVB Financial and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. Effective January 1, 2015, SVB Financial Group and the Bank became subject to a regulatory capital measure called "Common Equity Tier 1" and a related regulatory capital ratio of CET 1 to risk-weighted assets implemented under "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.
There are three categories of capital under the new Basel III standards; CET 1, additional Tier 1 and Tier 2. CET 1 includes common stock plus related surplus and retained earnings, less certain deductions. Additional Tier 1 capital includes qualifying preferred stock and trust preferred securities, less certain deductions. Additional Tier 1, together with CET 1, equal total Tier 1 capital. Tier 2 capital includes primarily certain qualifying unsecured subordinated debt and qualifying allowances for loan and lease losses. Tier 1 capital together with Tier 2 capital equal total capital.
As of December 31, 2016, both SVB Financial and the Bank were considered “well-capitalized” for regulatory purposes under existing capital guidelines.  There are no conditions or events since that date that management believes would have a material impact on that capital category.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized and a well-capitalized depository institution, as of December 31, 2016 and 2015:

	Capital Ratios			Capital Amounts
(Dollars in thousands)	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum	Actual	Well Capitalized Minimum	Adequately Capitalized Minimum
December 31, 2016:
CET 1 risk-based capital:
SVB Financial	12.80%	6.5%	4.5%	$3,616,404	$1,836,169	$1,271,194
Bank	12.65	6.5	4.5	3,397,232	1,745,695	1,208,558
Tier 1 risk-based capital:
SVB Financial	13.26	8.0	6.0	3,744,605	2,259,900	1,694,925
Bank	12.65	8.0	6.0	3,397,232	2,148,548	1,611,411
Total risk-based capital:
SVB Financial	14.21	10.0	8.0	4,015,236	2,824,875	2,259,900
Bank	13.66	10.0	8.0	3,667,709	2,685,685	2,148,548
Tier 1 leverage:
SVB Financial	8.34	N/A	4.0	3,744,605	N/A	1,796,387
Bank	7.67	5.0	4.0	3,397,232	2,214,467	1,771,574
December 31, 2015:
CET 1 risk-based capital:
SVB Financial	12.28%	6.5%	4.5%	$3,183,206	$1,684,774	$1,166,382
Bank	12.52	6.5	4.5	3,043,435	1,579,568	1,093,547
Tier 1 risk-based capital:
SVB Financial	12.83	8.0	6.0	3,325,245	2,073,567	1,555,176
Bank	12.52	8.0	6.0	3,043,435	1,944,083	1,458,063
Total risk-based capital:
SVB Financial	13.84	10.0	8.0	3,586,466	2,591,959	2,073,567
Bank	13.60	10.0	8.0	3,304,537	2,430,104	1,944,083
Tier 1 leverage:
SVB Financial	7.63	N/A	4.0	3,325,245	N/A	1,743,555
Bank	7.09	5.0	4.0	3,043,435	2,147,532	1,718,026

21.	Segment Reporting
We have three reportable segments for management reporting purposes: Global Commercial Bank, SVB Private Bank and SVB Capital. The results of our operating segments are based on our internal management reporting process.
Our Global Commercial Bank and SVB Private Bank segments’ primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of FTP. Accordingly, these segments are reported using net interest income, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated at an instrument level based on account characteristics.
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

◦
Our Commercial Bank products and services are provided by the Bank and its subsidiaries to commercial clients primarily in the technology, life science/healthcare, and private equity/venture capital industries. The Bank provides solutions to the financial needs of commercial clients through credit, global treasury management, foreign exchange, global trade finance, and other services. We broadly serve clients within the U.S., as well as non-U.S. clients in key international innovation markets. In addition, the Bank and its subsidiaries offer a variety of investment services and solutions to its clients that enable them to effectively manage their assets.

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

•
SVB Private Bank is the private banking division of the Bank, which provides a range of personal financial solutions for consumers. Our clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. We offer a customized suite of private banking services, including mortgages, home equity lines of credit, restricted stock purchase loans, capital call lines of credit and other secured and unsecured lending products, as well as cash and wealth management services.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our segment information for 2016, 2015 and 2014 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Year ended December 31, 2016
Net interest income (expense)	$1,040,712	$53,582	$(49)	$56,278	$1,150,523
Provision for loan losses	(93,885)	(1,812)	—	—	(95,697)
Noninterest income	320,421	2,713	49,365	84,053	456,552
Noninterest expense (3)	(630,760)	(12,379)	(15,546)	(212,094)	(870,779)
Income before income tax expense (4)	$636,488	$42,104	$33,770	$(71,763)	$640,599
Total average loans, net of unearned income	$16,047,545	$2,025,381	$—	$210,665	$18,283,591
Total average assets (5)	41,494,959	2,035,311	338,848	118,333	43,987,451
Total average deposits	37,301,483	1,133,425	—	324,151	38,759,059
Year ended December 31, 2015
Net interest income	$853,882	$44,412	$3	$108,128	$1,006,425
Provision for loan losses	(94,913)	(2,716)	—	—	(97,629)
Noninterest income	272,862	2,011	70,857	127,064	472,794
Noninterest expense (3)	(577,477)	(12,185)	(14,699)	(173,655)	(778,016)
Income before income tax expense (4)	$454,354	$31,522	$56,161	$61,537	$603,574
Total average loans, net of unearned income	$12,984,646	$1,592,065	$—	$186,230	$14,762,941
Total average assets (5)	38,439,161	1,588,778	337,884	480,554	40,846,377
Total average deposits	34,996,194	1,108,411	—	188,757	36,293,362
Year ended December 31, 2014
Net interest income	$742,245	$31,427	$58	$82,865	$856,595
Provision for loan losses	(58,635)	(851)	—	—	(59,486)
Noninterest income	203,474	1,494	58,058	309,213	572,239
Noninterest expense (3)	(512,245)	(11,314)	(12,668)	(170,953)	(707,180)
Income before income tax expense (4)	$374,839	$20,756	$45,448	$221,125	$662,168
Total average loans, net of unearned income	$10,144,291	$1,155,992	$—	$202,658	$11,502,941
Total average assets (5)	30,183,254	1,176,326	320,129	1,282,227	32,961,936
Total average deposits	27,360,721	890,062	—	70,042	28,320,825

(1)
Global Commercial Bank’s and SVB Capital’s components of net interest income, noninterest income, noninterest expense and total average assets are shown net of noncontrolling interests for all periods presented. Noncontrolling interest is included within "Other Items".

(2)
The "Other Items" column reflects the adjustments necessary to reconcile the results of the operating segments to the consolidated financial statements prepared in conformity with GAAP. Net interest income consists primarily of interest earned from our fixed income investment portfolio, net of FTP. Noninterest income consists primarily of gains on equity warrant assets and gains on the sale of fixed income securities. Noninterest expense consists primarily of expenses associated with corporate support functions such as finance, human resources, marketing, legal and other expenses. Amounts for the year ended December 31, 2014 have not been revised for the adoption of accounting guidance related to our consolidated variable interest entities.

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $24.8 million, $20.3 million and $21.5 million for 2016, 2015 and 2014, respectively.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.	Parent Company Only Condensed Financial Information
The condensed balance sheets of SVB Financial at December 31, 2016 and 2015, and the related condensed statements of income, comprehensive income and cash flows for 2016, 2015 and 2014, are presented below:
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2016	2015
Assets:
Cash and cash equivalents	$500,014	$377,013
Investment securities	244,603	250,257
Net loans	13,337	9,859
Other assets	197,220	224,748
Investment in subsidiaries:
Bank subsidiary	3,423,427	3,059,045
Nonbank subsidiaries	113,928	106,896
Total assets	$4,492,529	$4,027,818

Liabilities and SVBFG stockholders’ equity:
3.50% Senior Notes	$346,979	$346,667
5.375% Senior Notes	347,586	347,016
7.0% Junior Subordinated Debentures	54,493	54,669
Other liabilities	100,917	81,332
Total liabilities	$849,975	$829,684
SVBFG stockholders’ equity	3,642,554	3,198,134
Total liabilities and SVBFG stockholders’ equity	$4,492,529	$4,027,818
Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest income	$690	$964	$2,534
Interest expense	(35,316)	(34,169)	(21,863)
Dividend income from bank subsidiary	40,000	—	—
Gains on derivative instruments, net	35,608	55,477	66,604
Gains on investment securities, net	20,644	39,447	8,750
Fund management fees and other noninterest income (1)	24,197	17,772	13,960
Impairment loss on cumulative foreign currency translation losses	—	—	(9,564)
General and administrative expenses	(55,139)	(54,822)	(53,912)
Income tax benefit (expense)	423	(14,448)	(15,038)
Income (loss) before net income of subsidiaries	$31,107	$10,221	$(8,529)
Equity in undistributed net income of nonbank subsidiaries (1)	11,949	26,819	23,049
Equity in undistributed net income of bank subsidiary	339,629	306,864	249,350
Net income available to common stockholders	$382,685	$343,904	$263,870

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)
Our condensed statements of income include a new line item to disclose income from fund management fees and other noninterest income, which was incorrectly reported in undistributed net income of nonbank subsidiaries. The correction of this immaterial error had no impact on net income available to common stockholders in our consolidated statements of income.

Condensed Statements of Comprehensive Income

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Net income available to common stockholders	$382,685	$343,904	$263,870
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	3,071	(1,492)	3,012
Changes in unrealized holding gains (losses) on securities available-for-sale	654	(2,041)	1,232
Equity in other comprehensive income (losses) of subsidiaries	4,301	(23,767)	87,224
Other comprehensive income (loss), net of tax	8,026	(27,300)	91,468
Total comprehensive income	$390,711	$316,604	$355,338

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income attributable to SVBFG	$382,685	$343,904	$263,870
Adjustments to reconcile net income to net cash used for operating activities:
Gains on derivative instruments, net	(35,608)	(55,477)	(66,604)
Gains on investment securities, net	(20,644)	(39,447)	(8,750)
Net income of bank subsidiary	(379,629)	(306,864)	(249,350)
Net income on nonbank subsidiaries (1)	(11,949)	(26,819)	(23,049)
Cash dividends from bank subsidiary	40,000	—	—
Amortization of share-based compensation	35,494	32,239	29,545
Decrease (increase) in other assets	35,699	(30,638)	46,512
Increase in other liabilities	15,293	28,985	25,697
Impairment loss on SVBIF sale transaction	—	—	9,564
Other, net	708	470	513
Net cash provided by (used for) operating activities	62,049	(53,647)	27,948

Cash flows from investing activities:
Net decrease in investment securities from purchases, sales and maturities	54,737	31,380	15,469
Net (increase) decrease in loans	(3,478)	6,825	(11,893)
Increase in investment in bank subsidiary	(14,738)	(378,286)	(432,804)
Decrease in investment in nonbank subsidiaries (1)	1,924	71,062	30,754
Net cash provided by (used for) investing activities	38,445	(269,019)	(398,474)

Cash flows from financing activities:
Proceeds from issuance of common stock, ESPP and ESOP	26,147	22,410	22,146
Tax effect from stock exercises	(3,640)	16,602	9,602
Net proceeds from public equity offering	—	—	434,866
Net proceeds from issuance of long-term debt	—	346,431	—
Net cash provided by financing activities	22,507	385,443	466,614
Net increase in cash and cash equivalents	123,001	62,777	96,088
Cash and cash equivalents at beginning of period	377,013	314,236	218,148
Cash and cash equivalents at end of period	$500,014	$377,013	$314,236

(1)
Our condensed statements of cash flows reflect a correction to the nonbank subsidiaries related line items in net cash provided by (used for) operating and investing activities. The correction of this immaterial error had no impact on cash flows in our consolidated statements of cash flows.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.	Unaudited Quarterly Financial Data
Our supplemental consolidated financial information for each three month period in 2016 and 2015 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2016:
Interest income	$291,658	$293,992	$300,413	$307,333
Interest expense	10,237	10,656	11,252	10,728
Net interest income	281,421	283,336	289,161	296,605
Provision for loan losses	33,341	36,333	18,950	7,073
Noninterest income	86,134	112,776	144,140	113,502
Noninterest expense	204,033	200,352	221,827	244,567
Income before income tax expense	130,181	159,427	192,524	158,467
Income tax expense	53,584	65,047	76,877	54,825
Net income before noncontrolling interests	76,597	94,380	115,647	103,642
Net loss (income) attributable to noncontrolling interests	2,577	(1,416)	(4,566)	(4,176)
Net income available to common stockholders	$79,174	$92,964	$111,081	$99,466
Earnings per common share—basic	$1.53	$1.79	$2.13	$1.91
Earnings per common share—diluted	1.52	1.78	2.12	1.89

2015:
Interest income	$248,816	$253,926	$264,791	$279,232
Interest expense	9,891	10,155	10,131	10,163
Net interest income	238,925	243,771	254,660	269,069
Provision for loan losses	6,452	26,513	33,403	31,261
Noninterest income	123,524	126,287	108,477	114,506
Noninterest expense	190,541	194,112	184,755	208,608
Income before income tax expense	165,456	149,433	144,979	143,706
Income tax expense	63,066	54,974	57,017	53,697
Net income before noncontrolling interests	102,390	94,459	87,962	90,009
Net income attributable to noncontrolling interests	(13,874)	(8,316)	(6,229)	(2,497)
Net income available to common stockholders	$88,516	$86,143	$81,733	$87,512
Earnings per common share—basic	$1.74	$1.68	$1.59	$1.70
Earnings per common share—diluted	1.71	1.66	1.57	1.68

24.	Legal Matters
Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us and/or our affiliates, and we may from time to time be involved in other legal or regulatory proceedings. In accordance with applicable accounting guidance, we establish accruals for all such matters, including expected settlements, when we believe it is probable that a loss has been incurred and the amount of the loss is reasonably estimable. When a loss contingency is not both probable and estimable, we do not establish an accrual. Any such loss estimates are inherently uncertain, based on currently available information and are subject to management’s judgment and various assumptions. Due to the inherent subjectivity of these estimates and unpredictability of outcomes of legal proceedings, any amounts accrued may not represent the ultimate resolution of such matters.
To the extent we believe any potential loss relating to such matters may have a material impact on our liquidity, consolidated financial position, results of operations, and/or our business as a whole and is reasonably possible but not probable, we aim to disclose information relating to such potential loss. We also aim to disclose information relating to any material potential loss that is probable but not reasonably estimable. In such cases, where reasonably practicable, we aim to provide an estimate of loss or range of potential loss. No disclosures are generally made for any loss contingencies that are deemed to be remote.
Based upon information available to us, our review of lawsuits and claims filed or pending against us to date and consultation with our outside legal counsel, we have not recognized a material accrual liability for any such matters, nor do we currently expect that these matters will result in a material liability to the Company. However, the outcome of litigation and other legal and regulatory matters is inherently uncertain, and it is possible that one or more of such matters currently pending or threatened could have an unanticipated material adverse effect on our liquidity, consolidated financial position, results of operations, and/or our business as a whole, in the future.

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
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

(b)	Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with GAAP. A company's internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company's assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorization of management and the directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the Company's financial statements.
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
As of December 31, 2016, the Company carried out an assessment, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company's internal control over financial reporting, management used the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included below under the heading “Report of Independent Registered Public Accounting Firm.”
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
We have audited SVB Financial Group and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Francisco, California
February 28, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the sections titled “Proposal No. 1-Election of Directors,” “Information on Executive Officers,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial's 2017 Annual Meeting of Stockholders is incorporated herein by reference.
We have a Code of Ethics for Principal Executive Officer and Senior Financial Officers (the “Code of Ethics”) that applies to our CEO, Chief Financial Officer, Chief Accounting Officer and other senior members of the Finance staff. A copy of this Code of Ethics is available on our website at www.svb.com under “Corporate Governance,” or can be obtained without charge by any person requesting it. To request a copy of our Code of Ethics, please contact our Corporate Secretary at: SVB Financial Group, 3003 Tasman Drive, Santa Clara, California 95054, or by telephone (408) 654-7400.
We intend to disclose any waivers from or changes to our Code of Ethics by posting such information on our website. No waivers or substantive changes were made during fiscal year 2016.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the sections titled “Information on Executive Officers,” “Compensation Discussion and Analysis,” “Compensation for Named Executive Officers,” “Compensation for Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in the definitive proxy statement for SVB Financial's 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial's 2017 Annual Meeting of Stockholders is incorporated herein by reference.
Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2016 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	1,010,557	$87.24	4,151,613
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	1,010,557	$87.24	4,151,613

(1)	Represents options granted under our 2006 Equity Incentive Plan. This number does not include securities to be issued for unvested restricted stock units of 670,969 shares.

(2)
Includes shares available for issuance under our 2006 Equity Incentive Plan and 1,737,293 shares available for issuance under the 1999 Employee Stock Purchase Plan. This amount excludes securities already granted under our 2006 Equity Incentive Plan (as discussed above).

For additional information concerning our equity compensation plans, refer to Note 4—"Share-Based Compensation" of the "Notes to the Consolidated Financial Statements" under Part II, Item 8 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters-Board Independence and Leadership” in the definitive proxy statement for SVB Financial's 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial's 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits:

		Page

(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

	Report of Independent Registered Public Accounting Firm	95
	Consolidated Balance Sheets as of December 31, 2016 and 2015	96
	Consolidated Statements of Income for the three years ended December 31, 2016	97
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016	98
	Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2016	99
	Consolidated Statements of Cash Flows for the three years ended December 31, 2016	100
	Notes to the Consolidated Financial Statements	101

(2)	Financial Statement Schedule. The consolidated financial statements and supplementary data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	95

(3)	Exhibits. Refer to Index to Exhibits included at the end of this Form 10-K	180

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB Financial Group

/s/ GREG W. BECKER
Greg W. Becker
President and Chief Executive Officer
Dated: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER F. DUNBAR	Chairman of the Board of Directors and Director	February 28, 2017
Roger F. Dunbar

/s/ GREG W. BECKER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Greg W. Becker

/s/ MICHAEL R. DESCHENEAUX	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Michael R. Descheneaux

/s/ KAMRAN F. HUSAIN	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Kamran F. Husain

/s/ ERIC A. BENHAMOU	Director	February 28, 2017
Eric A. Benhamou

/s/ DAVID M. CLAPPER	Director	February 28, 2017
David M. Clapper

/s/ JOEL P. FRIEDMAN	Director	February 28, 2017
Joel P. Friedman

/s/ LATA KRISHNAN	Director	February 28, 2017
Lata Krishnan

/s/ JEFFREY N. MAGGIONCALDA	Director	February 28, 2017
Jeffrey N. Maggioncalda

/s/ MARY J. MILLER	Director	February 28, 2017
Mary J. Miller

/s/ KATE D. MITCHELL	Director	February 28, 2017
Kate D. Mitchell

/s/ JOHN F. ROBINSON	Director	February 28, 2017
John F. Robinson

/s/ GAREN K. STAGLIN	Director	February 28, 2017
Garen K. Staglin

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	July 27, 2010
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-15637	3.3	December 8, 2008
3.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B	8-K	000-15637	3.4	December 15, 2008
4.1	Junior Subordinated Indenture, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.2	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of SVB Financial	8-K	000-15637	4.13	November 19, 2003
4.3	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among SVB Financial as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.4	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated as of October 20, 2003	8-K	000-15637	4.15	November 19, 2003
4.5	Guarantee Agreement, dated as of October 30, 2003 between SVB Financial and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.6	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between SVB Financial and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.7	Certificate Evidencing 7% Common Securities of SVB Capital II, dated as of October 30, 2003	8-K	000-15637	4.18	November 19, 2003
4.8	Officers' Certificate and Company Order, dated as of October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003
4.9	Indenture, dated September 20, 2010, by and between SVB Financial and U.S. Bank National Association, as trustee	8-K	000-15637	4.1	September 20, 2010
4.10	Form of 5.375% Senior Note due 2020	8-K	000-15637	4.2	September 20, 2010
4.11	Officer's Certificate, dated as of January 29, 2015, relating to the 3.50% Senior Note Due 2025	8-K	000-15637	4.2	January 29, 2015
4.12	Form of 3.50% Senior Note due 2025	8-K	000-15637	4.3	January 29, 2015
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3001, 3003 and 3101 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.2	February 27, 2014
*10.3	Amended and Restated Retention Program Plan (RP Years 1999 - 2007)	10-Q	000-15637	10.4	August 7, 2008
*10.4	1999 Employee Stock Purchase Plan	10-Q	000-15637	10.1	August 8, 2016
*10.5	Form of Indemnification Agreement	10-Q	000-15637	10.7	November 6, 2009
*10.6	Incentive Compensation Plan	10-K	000-15637	10.6	February 26, 2016
*10.7	Deferred Compensation Plan	10-Q	000-15637	10.1	November 6, 2015
*10.8	Change in Control Severance Plan	8-K	000-15637	10.14	March 15, 2012
*10.9	2006 Equity Incentive Plan	10-K	000-15637	10.9	February 26, 2016
*10.10	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.16	August 7, 2009
*10.11	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.17	August 7, 2009
*10.12	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.18	August 7, 2009
*10.13	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.19	August 7, 2009
*10.14	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.20	August 7, 2009
*10.15	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.16	Offer Letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
*10.17	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.23	August 7, 2009
*10.18	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)+	10-Q	000-15637	10.24	November 10, 2008
*10.19	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)+	10-Q	000-15637	10.27	November 10, 2008
*10.20	Retention Program Plan (RP Years Beginning 2008)	10-Q	000-15637	10.26	August 7, 2008
*10.21	Form of Letter Agreement with Michael Descheneaux re: Salary Changes	8-K	000-15637	10.31	May 14, 2009
*10.22	Form of Stock Appreciation Right Agreement under 2006 Equity Incentive Plan+	10-Q	000-15637	10.32	August 7, 2009
*10.23	Form of Restricted Stock Unit Agreement for Cash Settlement for Employees under 2006 Equity Incentive Plan+	10-Q	000-15637	10.33	August 7, 2009
*10.24	Form of Restricted Stock Unit Agreement for Cash Settlement for Directors under 2006 Equity Incentive Plan+	10-Q	000-15637	10.34	August 7, 2009
*10.25	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.33	February 27, 2014
*10.26	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.34	February 27, 2014
*10.27	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.35	February 27, 2014
*10.28	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.36	February 27, 2014
*10.29	Form of Restricted Stock Unit Award Agreement under 2006 Equity Incentive Plan (Performance-Based)++	10-K	000-15637	10.37	February 27, 2014
*10.30	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan++	10-K	000-15637	10.38	February 27, 2014
*10.31	UK Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.3	May 9, 2014
*10.32	Form of U.K. Approved Stock Options and Award Agreement under the UK Sub-Plan++	10-Q	000-15637	10.4	May 9, 2014
*10.33	Israeli Sub-Plan of the 2006 Equity Incentive Plan++	10-Q	000-15637	10.5	May 9, 2014
*10.34	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.2	January 9, 2015
*10.35	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.3	January 9, 2015
*10.36	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (Subject to Time-Based Vesting)+++	8-K	000-15637	10.4	January 9, 2015
*10.37	Form of Restricted Stock Unit Agreement under 2006 Incentive Plan (Subject to Performance-Based Vesting)+++	8-K	000-15637	10.5	January 9, 2015
*10.38	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.6	January 9, 2015
*10.39	Form of Stock Appreciation Rights Agreement under 2006 Equity Incentive Plan+++	8-K	000-15637	10.7	January 9, 2015
*10.40	Form of U.K-Approved Stock Option Agreement+++	8-K	000-15637	10.8	January 9, 2015
*10.41	Service Agreement, dated July 14, 2009, between SVB Financial Group UK Limited and Philip Cox	10-K	000-15637	10.47	February 26, 2015
21.1	Subsidiaries of SVB Financial					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith

		Form	File No.	Exhibit	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Denotes management contract or any compensatory plan, contract or arrangement.

**	Furnished herewith

+	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2013 and prior years.

++	Forms applicable to grants made under the 2006 Equity Incentive Plan during 2014.

+++	Forms applicable to grants made under the 2006 Equity Incentive Plan beginning in 2015.