Form 10-Q
period 2017-03-31
SVB FINANCIAL GROUP
filed 2017-05-10
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer        ☒             Accelerated filer        ☐
Non-accelerated filer        ☐     (Do not check if a smaller reporting company)
Smaller reporting company         ☐        Emerging growth company        ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2017, 52,495,224 shares of the registrant’s common stock ($0.001 par value) were outstanding.

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
IASB— International Accounting Standards Board
IPO— Initial Public Offering
IRS— Internal Revenue Service
IT— Information Technology
LIBOR— London Interbank Offered Rate
M&A— Merger and Acquisition
OTTI— Other Than Temporary Impairment
SEC— Securities and Exchange Commission
SPD-SVB— SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China)
TDR— Troubled Debt Restructuring
UK— United Kingdom
VIE— Variable Interest Entity

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$3,795,679	$2,545,750
Available-for-sale securities, at fair value (cost of $12,360,744 and $12,588,783, respectively)	12,384,007	12,620,411
Held-to-maturity securities, at cost (fair value of $8,567,817 and $8,376,138, respectively)	8,615,695	8,426,998
Non-marketable and other securities	635,550	622,552
Total investment securities	21,635,252	21,669,961
Loans, net of unearned income	20,427,451	19,899,944
Allowance for loan losses	(243,130)	(225,366)
Net loans	20,184,321	19,674,578
Premises and equipment, net of accumulated depreciation and amortization	122,304	120,683
Accrued interest receivable and other assets	675,783	672,688
Total assets	$46,413,339	$44,683,660
Liabilities and total equity
Liabilities:
Noninterest-bearing demand deposits	$33,587,934	$31,975,457
Interest-bearing deposits	7,491,766	7,004,411
Total deposits	41,079,700	38,979,868
Short-term borrowings	5,163	512,668
Other liabilities	629,555	618,383
Long-term debt	795,465	795,704
Total liabilities	42,509,883	40,906,623
Commitments and contingencies (Note 12 and Note 15)
SVBFG stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,427,709 shares and 52,254,074 shares outstanding, respectively	52	52
Additional paid-in capital	1,268,507	1,242,741
Retained earnings	2,477,814	2,376,331
Accumulated other comprehensive income	17,958	23,430
Total SVBFG stockholders’ equity	3,764,331	3,642,554
Noncontrolling interests	139,125	134,483
Total equity	3,903,456	3,777,037
Total liabilities and total equity	$46,413,339	$44,683,660

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2017	2016
Interest income:
Loans	$227,341	$197,942
Investment securities:
Taxable	89,803	91,050
Non-taxable	646	596
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	3,136	2,070
Total interest income	320,926	291,658
Interest expense:
Deposits	1,717	1,188
Borrowings	9,216	9,049
Total interest expense	10,933	10,237
Net interest income	309,993	281,421
Provision for credit losses (1)	30,734	33,475
Net interest income after provision for credit losses	279,259	247,946
Noninterest income:
Gains (losses) on investment securities, net	15,970	(4,684)
Gains on equity warrant assets, net (2)	6,690	6,606
Foreign exchange fees	26,247	26,966
Credit card fees	17,730	15,507
Deposit service charges	13,975	12,672
Client investment fees	9,026	7,995
Lending related fees	8,961	7,813
Letters of credit and standby letters of credit fees	6,639	5,589
Other (2)	12,421	7,670
Total noninterest income	117,659	86,134
Noninterest expense:
Compensation and benefits	147,176	122,262
Professional services	25,419	19,000
Premises and equipment	15,858	14,984
Business development and travel	9,195	12,246
Net occupancy	11,651	10,035
FDIC and state assessments	8,682	6,927
Correspondent bank fees	3,445	3,652
Other	16,207	14,793
Total noninterest expense (1)	237,633	203,899
Income before income tax expense	159,285	130,181
Income tax expense (3)	51,405	53,584
Net income before noncontrolling interests	107,880	76,597
Net (income) loss attributable to noncontrolling interests	(6,397)	2,577
Net income available to common stockholders (3)	$101,483	$79,174
Earnings per common share—basic (3)	$1.94	$1.53
Earnings per common share—diluted (3)	1.91	1.52

(1)
Our consolidated statements of income were modified from prior period's presentation to conform to the current period's presentation, which reflects our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses”. In prior periods, our provision for unfunded credit commitments were reported as a component of noninterest expense.

(2)
Our consolidated statements of income were modified from prior period's presentation to conform to the current period's presentation, which reflects a new line item to separately disclose net gains on equity warrant assets. In prior periods, net gains on equity warrant assets were reported as a component of gains on derivative instruments, net. We removed the line item gains on derivative instruments, net and reclassified all other gains on derivative instruments, net to other noninterest income.

(3)
Included in income tax expense, net income available to common shareholders, earnings per common share-basic and earnings for common share-diluted, for the three months ended March 31, 2017, are tax benefits recognized associated with the adoption of Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. This guidance was adopted on a prospective basis with no change to prior period amounts.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Net income before noncontrolling interests	$107,880	$76,597
Other comprehensive (loss) income, net of tax:
Change in cumulative translation gains (losses):
Foreign currency translation gains (losses)	957	(254)
Related tax (expense) benefit	(390)	104
Change in unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(7,757)	170,831
Related tax benefit (expense)	3,136	(69,603)
Reclassification adjustment for (gains) losses included in net income	(608)	746
Related tax expense (benefit)	248	(304)
Amortization of unrealized gains on securities transferred from available-for-sale to held-to-maturity	(1,771)	(2,567)
Related tax benefit	713	1,033
Other comprehensive (loss) income, net of tax	(5,472)	99,986
Comprehensive income	102,408	176,583
Comprehensive (income) loss attributable to noncontrolling interests	(6,397)	2,577
Comprehensive income attributable to SVBFG	$96,011	$179,160

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total SVBFG Stockholders’ Equity	Noncontrolling Interests	Total Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2015	51,610,226	$52	$1,189,032	$1,993,646	$15,404	$3,198,134	$135,097	$3,333,231
Common stock issued under employee benefit plans, net of restricted stock cancellations	47,921	—	(250)	—	—	(250)	—	(250)
Common stock issued under ESOP	43,165	—	4,328	—	—	4,328	—	4,328
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	(8,483)	—	—	(8,483)	—	(8,483)
Net income (loss)	—	—	—	79,174	—	79,174	(2,577)	76,597
Capital calls and distributions, net	—	—	—	—	—	—	(2,524)	(2,524)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	101,670	101,670	—	101,670
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(1,534)	(1,534)	—	(1,534)
Foreign currency translation adjustments, net of tax	—	—	—	—	(150)	(150)	—	(150)
Share-based compensation, net	—	—	8,155	—	—	8,155	—	8,155
Balance at March 31, 2016	51,701,312	$52	$1,192,782	$2,072,820	$115,390	$3,381,044	$129,996	$3,511,040
Balance at December 31, 2016	52,254,074	$52	$1,242,741	$2,376,331	$23,430	$3,642,554	$134,483	$3,777,037
Common stock issued under employee benefit plans, net of restricted stock cancellations	162,797	—	6,743	—	—	6,743	—	6,743
Common stock issued under ESOP	10,838	—	2,094	—	—	2,094	—	2,094
Income tax effect from stock options exercised, vesting of restricted stock and other (1)	—	—	—	—	—	—	—	—
Net income	—	—	—	101,483	—	101,483	6,397	107,880
Capital calls and distributions, net	—	—	—	—	—	—	(1,755)	(1,755)
Net change in unrealized gains and losses on AFS securities, net of tax	—	—	—	—	(4,981)	(4,981)	—	(4,981)
Amortization of unrealized gains on securities transferred from AFS to HTM, net of tax	—	—	—	—	(1,058)	(1,058)	—	(1,058)
Foreign currency translation adjustments, net of tax	—	—	—	—	567	567	—	567
Share-based compensation, net	—	—	16,929	—	—	16,929	—	16,929
Balance at March 31, 2017	52,427,709	$52	$1,268,507	$2,477,814	$17,958	$3,764,331	$139,125	$3,903,456

(1)
During the first quarter of 2017 we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require that all excess tax benefits and tax deficiencies associated with share-based compensation be recognized in income tax expense or benefit in the income statement. Previously, tax effects resulting from changes in the Company's share price subsequent to grant date of share-based compensation awards were recorded through additional paid-in-capital in stockholders' equity at the time of vesting and exercise. This guidance was adopted on a prospective basis with no change to prior period amounts. See Note 1—"Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report for additional details.

  See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Cash flows from operating activities:
Net income before noncontrolling interests	$107,880	$76,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,734	33,475
Changes in fair values of equity warrant assets, net of proceeds from exercises	(1,545)	(2,317)
Changes in fair values of derivatives, net	3,887	3,159
(Gains) losses on investment securities, net	(15,970)	4,684
Depreciation and amortization	12,391	11,536
Amortization of premiums and discounts on investment securities, net	400	4,931
Amortization of share-based compensation	9,203	6,877
Amortization of deferred loan fees	(23,650)	(24,042)
Deferred income tax benefit	(15,386)	(5,982)
Excess tax benefit from exercise of stock options and vesting of restricted shares (1)	(6,063)	—
Changes in other assets and liabilities:
Accrued interest receivable and payable, net	(6,750)	(4,628)
Accounts receivable and payable, net	(1,976)	552
Income tax receivable and payable, net	65,524	28,711
Accrued compensation	(89,653)	(101,241)
Foreign exchange spot contracts, net	30,995	9,541
Other, net	(3,290)	14,208
Net cash provided by operating activities	96,731	56,061
Cash flows from investing activities:
Purchases of available-for-sale securities	(595,543)	—
Proceeds from sales of available-for-sale securities	2,078	1,864,396
Proceeds from maturities and pay downs of available-for-sale securities	824,551	364,101
Purchases of held-to-maturity securities	(589,855)	(98,199)
Proceeds from maturities and pay downs of held-to-maturity securities	416,206	351,834
Purchases of non-marketable and other securities	(545)	(12,412)
Proceeds from sales and distributions of non-marketable and other securities	26,950	9,977
Net increase in loans	(519,454)	(991,939)
Purchases of premises and equipment	(10,599)	(13,680)
Net cash (used for) provided by investing activities	(446,211)	1,474,078
Cash flows from financing activities:
Net increase (decrease) in deposits	2,099,832	(383,055)
Net decrease in short-term borrowings	(507,505)	(774,900)
(Distributions to noncontrolling interests), net of contributions from noncontrolling interests	(1,755)	(2,524)
Tax effect from stock exercises (1)	—	(8,483)
Proceeds from issuance of common stock, ESPP, and ESOP	8,837	4,078
Net cash provided by (used for) financing activities	1,599,409	(1,164,884)
Net increase in cash and cash equivalents	1,249,929	365,255
Cash and cash equivalents at beginning of period	2,545,750	1,503,257
Cash and cash equivalents at end of period	$3,795,679	$1,868,512
Supplemental disclosures:
Cash paid during the period for:
Interest	$17,956	$17,407
Income taxes	3,304	35,778
Noncash items during the period:
Changes in unrealized gains and losses on available-for-sale securities, net of tax	$(4,981)	$101,670
Distributions of stock from investments	357	34

(1)
During the first quarter of 2017 we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance was adopted on a prospective basis with no change to prior period amounts. See Note 1—"Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report for additional details.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
SVB Financial Group is a diversified financial services company, as well as a bank holding company and a financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients of all sizes and stages throughout their life cycles. In these notes to our consolidated financial statements, when we refer to “SVB Financial Group,” “SVBFG”, the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group (not including subsidiaries).
The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with GAAP. Such unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for any future periods. These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).
The accompanying unaudited interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2016 Form 10-K.
The preparation of unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include measurements of fair value, the valuation of non-marketable securities, the valuation of equity warrant assets, the adequacy of the allowance for loan losses and allowance for unfunded credit commitments, and the recognition and measurement of income tax assets and liabilities.
Principles of Consolidation and Presentation
Our consolidated financial statements include the accounts of SVB Financial Group and consolidated entities. We consolidate voting entities in which we have control through voting interests or entities through which we have a controlling financial interest in a variable interest entity ("VIE"). We determine whether we have a controlling financial interest in a VIE by determining if we have: (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses, or (c) the right to receive the expected returns of the entity. Generally, we have significant variable interests if our commitments to a limited partnership investment represent a significant amount of the total commitments to the entity. We also evaluate the impact of related parties on our determination of variable interests in our consolidation conclusions. We consolidate VIEs in which we are the primary beneficiary based on a controlling financial interest. If we are not the primary beneficiary of a VIE, we record our pro-rata interests or our cost basis in the VIE, as appropriate, based on other accounting guidance within GAAP.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. We assess VIEs to determine if we are the primary beneficiary of a VIE.  A primary beneficiary is defined as a variable interest holder that has a controlling financial interest. A controlling financial interest requires both: (a) power to direct the activities that most significantly impact the VIE’s economic performance, and (b) obligation to absorb losses or receive benefits of a VIE that could potentially be significant to a VIE. Under this analysis, we also evaluate kick-out rights and other participating rights which could provide us a controlling financial interest. The primary beneficiary of a VIE is required to consolidate the VIE.
We also evaluate fees paid to managers of our limited partnership investments. We exclude those fee arrangements that are not deemed to be variable interests from the analysis of our interests in our investments in VIEs and the determination of a primary beneficiary, if any. Fee arrangements based on terms that are customary and commensurate with the services provided are deemed not to be variable interests and are, therefore, excluded.

All significant intercompany accounts and transactions with consolidated entities have been eliminated. We have not provided financial or other support during the periods presented to any VIE that we were not previously contractually required to provide.
Adoption of New Accounting Standards
In March 2016, the FASB issued a new accounting standard update (ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement in the period when the awards vest or are settled. The guidance also permits an entity to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We adopted this guidance on January 1, 2017 and elected to estimate the number of awards that are expected to vest which, is consistent with the previous accounting guidance. In addition, we also elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using the prospective transition method.
Previously, tax effects resulting from changes in the Company's share price subsequent to grant date of share-based compensation awards were recorded through additional paid-in capital in stockholders' equity at the time of vesting and exercise. The adoption of the amended accounting guidance resulted in a $6.1 million reduction of income tax expense (that previously would have been reflected as additional paid-in capital), or a benefit of $0.12 per diluted common share, for the three months ended March 31, 2017. We expect the impact of this amendment will vary period to period depending on the volatility of the Company's stock price and the timing of vesting and/or settlement of awards.
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
In February 2016, the FASB issued a new accounting standard update (ASU 2016-02, Leases (Topic 842)), which will require for all operating leases the recognition of a right-of-use asset and a lease liability, in the statement of financial position. The lease cost will be allocated over the lease term on a straight-line basis. This guidance will be effective on January 1, 2019, on a modified retrospective basis, with early adoption permitted. We plan to adopt the lease accounting guidance in the first quarter of 2019. We are currently evaluating the impact this guidance will have on our financial position, results of operation and stockholders’ equity.
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
Reclassifications
Certain prior period amounts, primarily related to the changes to our income statement presentation of net gains on derivative instruments and provision for unfunded credit commitments have been reclassified to conform to current period presentations.

2.	Stockholders’ Equity and EPS
Accumulated Other Comprehensive Income
The following table summarizes the items reclassified out of accumulated other comprehensive income into the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2017 and 2016:

		Three months ended March 31,
(Dollars in thousands)	Income Statement Location	2017	2016
Reclassification adjustment for (gains) losses included in net income	Gains (losses) on investment securities, net	$(608)	$746
Related tax expense (benefit)	Income tax expense	248	(304)
Total reclassification adjustment for (gains) losses included in net income, net of tax		$(360)	$442

EPS
Basic EPS is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted EPS is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable for stock options and restricted stock units outstanding under our 2006 Equity Incentive Plan and our ESPP. Potentially dilutive common shares are excluded from the computation of dilutive EPS in periods in which the effect would be antidilutive. The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2017	2016
Numerator:
Net income available to common stockholders	$101,483	$79,174
Denominator:
Weighted average common shares outstanding-basic	52,344	51,646
Weighted average effect of dilutive securities:
Stock options and ESPP	440	264
Restricted stock units	395	175
Denominator for diluted calculation	53,179	52,085
Earnings per common share:
Basic	$1.94	$1.53
Diluted	$1.91	$1.52

The following table summarizes the weighted-average common shares excluded from the diluted EPS calculation due to the antidilutive effect for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Shares in thousands)	2017	2016
Stock options	—	351
Restricted stock units	21	14
Total	21	365

3.	Share-Based Compensation
For the three months ended March 31, 2017 and 2016, we recorded share-based compensation and related tax benefits as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Share-based compensation expense	$9,203	$6,877
Income tax benefit related to share-based compensation expense	(3,015)	(2,117)
Unrecognized Compensation Expense
As of March 31, 2017, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Weighted Average Expected Recognition Period - in Years
Stock options	$8,005	2.27
Restricted stock units	42,706	2.50
Total unrecognized share-based compensation expense	$50,711

Share-Based Payment Award Activity
The table below provides stock option information related to the 2006 Equity Incentive Plan for the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2016	1,010,557	$87.24
Exercised	(140,698)	65.76
Forfeited	(1,605)	93.18
Outstanding at March 31, 2017	868,254	90.71	3.80	$82,818,255
Vested and expected to vest at March 31, 2017	848,536	90.25	3.76	81,319,775
Exercisable at March 31, 2017	442,135	76.45	2.69	48,474,704
The aggregate intrinsic value of outstanding options shown in the table above represents the pre-tax intrinsic value based on our closing stock price of $186.09 as of March 31, 2017. The total intrinsic value of options exercised during the three months ended March 31, 2017 was $16.5 million, compared to $2.0 million for the comparable 2016 period.
The table below provides information for restricted stock units under the 2006 Equity Incentive Plan for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	670,969	$106.64
Granted	54,240	185.72
Vested	(36,414)	105.65
Forfeited	(9,263)	107.70
Nonvested at March 31, 2017	679,532	112.99

4.	Variable Interest Entities
Our involvement with VIEs includes our investments in venture capital and private equity funds, debt funds, private and public portfolio companies and our investments in qualified affordable housing projects.

The following table presents the carrying amounts and classification of significant variable interests in consolidated and unconsolidated VIEs as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Consolidated VIEs	Unconsolidated VIEs	Maximum Exposure to Loss in Unconsolidated VIEs
March 31, 2017:
Assets:
Cash and cash equivalents	$10,959	$—	$—
Non-marketable and other securities (1)	196,708	326,169	326,169
Accrued interest receivable and other assets	236	—	—
Total assets	$207,903	$326,169	$326,169
Liabilities:
Other liabilities (1)	387	81,650	—
Total liabilities	$387	$81,650	$—
December 31, 2016:
Assets:
Cash and cash equivalents	$11,469	$—	$—
Non-marketable and other securities (1)	196,140	314,810	314,810
Accrued interest receivable and other assets	294	—	—
Total assets	$207,903	$314,810	$314,810
Liabilities:
Other liabilities (1)	517	58,095	—
Total liabilities	$517	$58,095	$—

(1)
Included in our unconsolidated non-marketable and other securities portfolio at March 31, 2017 and December 31, 2016 are investments in qualified affordable housing projects of $132.8 million and $112.4 million, respectively, and related unfunded commitments of $81.7 million and $58.1 million, respectively.

Non-marketable and other securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China ("SPD-SVB")), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. A majority of these investments are through third party funds held by SVB Financial in which we do not have controlling or significant variable interests. These investments represent our unconsolidated VIEs in the table above. Our non-marketable and other securities portfolio also includes investments from SVB Capital. SVB Capital is the funds management business of SVB Financial Group, which focuses primarily on venture capital investments. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. We have a controlling and significant variable interest in four of these SVB Capital funds and consolidate these funds for financial reporting purposes.
All investments are generally nonredeemable and distributions are expected to be received through the liquidation of the underlying investments throughout the life of the investment fund. Investments may only be sold or transferred subject to the notice and approval provisions of the underlying investment agreement. Subject to applicable regulatory requirements, including the Volcker Rule, we also make commitments to invest in venture capital and private equity funds. For additional details, see Note 12—"Off-Balance Sheet Arrangements, Guarantees and Other Commitments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
The Bank also has variable interests in low income housing tax credit funds, in connection with fulfilling its responsibilities under the Community Reinvestment Act ("CRA"), that are designed to generate a return primarily through the realization of federal tax credits. These investments are typically limited partnerships in which the general partner, other than the Bank, holds the power over significant activities of the VIE; therefore, these investments are not consolidated. For additional information on our investments in qualified affordable housing projects see Note 6—"Investment Securities" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.

As of March 31, 2017, our exposure to loss with respect to the consolidated VIEs is limited to our net assets of $207.5 million and our exposure to loss for our unconsolidated VIEs is equal to our investment in these assets of $326.2 million.

5.	Cash and Cash Equivalents
The following table details our cash and cash equivalents at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Cash and due from banks (1)	$3,612,954	$2,476,588
Securities purchased under agreements to resell (2)	178,037	64,028
Other short-term investment securities	4,688	5,134
Total cash and cash equivalents	$3,795,679	$2,545,750

(1)
At March 31, 2017 and December 31, 2016, $2.4 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $773 million and $721 million, respectively.

(2)
At March 31, 2017 and December 31, 2016, securities purchased under agreements to resell were collateralized by U.S. Treasury securities and U.S. agency securities with aggregate fair values of $182 million and $66 million, respectively. None of these securities were sold or repledged as of March 31, 2017 and December 31, 2016.

6.	Investment Securities
Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent interest-earning investment securities, and, (ii) a non-marketable and other securities portfolio, which primarily represents investments managed as part of our funds management business.
Available-for-Sale Securities
The components of our available-for-sale investment securities portfolio at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$8,182,666	$24,878	$(1,454)	$8,206,090
U.S. agency debentures	2,066,507	12,763	(1,457)	2,077,813
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,661,505	2,707	(13,883)	1,650,329
Agency-issued collateralized mortgage obligations—variable rate	445,575	668	(662)	445,581
Equity securities	4,491	430	(727)	4,194
Total available-for-sale securities	$12,360,744	$41,446	$(18,183)	$12,384,007

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$8,880,358	$30,323	$(1,190)	$8,909,491
U.S. agency debentures	2,065,535	14,443	(1,603)	2,078,375
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	1,163,017	3,046	(13,398)	1,152,665
Agency-issued collateralized mortgage obligations—variable rate	474,238	685	(640)	474,283
Equity securities	5,635	748	(786)	5,597
Total available-for-sale securities	$12,588,783	$49,245	$(17,617)	$12,620,411

The following tables summarize our unrealized losses on our AFS securities portfolio into categories of less than 12 months, or 12 months or longer as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$1,377,573	$(1,454)	$—	$—	$1,377,573	$(1,454)
U.S. agency debentures	513,209	(1,457)	—	—	513,209	(1,457)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	843,542	(7,607)	214,507	(6,276)	1,058,049	(13,883)
Agency-issued collateralized mortgage obligations—variable rate	179,675	(454)	48,464	(208)	228,139	(662)
Equity securities	2,042	(727)	—	—	2,042	(727)
Total temporarily impaired securities: (1)	$2,916,041	$(11,699)	$262,971	$(6,484)	$3,179,012	$(18,183)

(1)
As of March 31, 2017, we identified a total of 189 investments that were in unrealized loss positions, of which 36 investments totaling $263.0 million with unrealized losses of $6.5 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2017, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis. Based on our analysis as of March 31, 2017, we deem all impairments to be temporary, and therefore changes in value for our temporarily impaired securities as of the same date are included in other comprehensive income. Market valuations and impairment analyses on assets in the available-for-sale securities portfolio are reviewed and monitored on a quarterly basis.

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Available-for-sale securities:
U.S. Treasury securities	$879,255	$(1,190)	$—	$—	$879,255	$(1,190)
U.S. agency debentures	513,198	(1,603)	—	—	513,198	(1,603)
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations—fixed rate	635,566	(6,704)	227,480	(6,694)	863,046	(13,398)
Agency-issued collateralized mortgage obligations—variable rate	258,325	(613)	6,068	(27)	264,393	(640)
Equity securities	3,693	(786)	—	—	3,693	(786)
Total temporarily impaired securities (1):	$2,290,037	$(10,896)	$233,548	$(6,721)	$2,523,585	$(17,617)

(1)
As of December 31, 2016, we identified a total of 174 investments that were in unrealized loss positions, of which 20 investments totaling $233.5 million with unrealized losses of $6.7 million have been in an impaired position for a period of time greater than 12 months.

The following table summarizes the fixed income securities, carried at fair value, classified as available-for-sale as of March 31, 2017 by the remaining contractual principal maturities. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	March 31, 2017
(Dollars in thousands)	Total	One Year or Less	After One Year to Five Years	After Five Years to Ten Years	After Ten Years
U.S. Treasury securities	$8,206,090	$2,321,436	$5,884,654	$—	$—
U.S. agency debentures	2,077,813	500,035	1,577,778	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,650,329	—	—	622,312	1,028,017
Agency-issued collateralized mortgage obligations - variable rate	445,581	—	—	—	445,581
Total	$12,379,813	$2,821,471	$7,462,432	$622,312	$1,473,598
Held-to-Maturity Securities

The components of our held-to-maturity investment securities portfolio at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$641,421	$7,106	$(1,948)	$646,579
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	3,020,929	5,498	(16,694)	3,009,733
Agency-issued collateralized mortgage obligations—fixed rate	3,223,055	638	(30,595)	3,193,098
Agency-issued collateralized mortgage obligations—variable rate	299,257	217	(477)	298,997
Agency-issued commercial mortgage-backed securities	1,292,744	1,242	(11,558)	1,282,428
Municipal bonds and notes	138,289	295	(1,602)	136,982
Total held-to-maturity securities	$8,615,695	$14,996	$(62,874)	$8,567,817

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Held-to-maturity securities, at cost:
U.S. agency debentures (1)	$622,445	$7,840	$(1,198)	$629,087
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,896,179	6,919	(24,526)	2,878,572
Agency-issued collateralized mortgage obligations—fixed rate	3,362,598	788	(31,274)	3,332,112
Agency-issued collateralized mortgage obligations—variable rate	312,665	176	(1,339)	311,502
Agency-issued commercial mortgage-backed securities	1,151,363	1,237	(7,638)	1,144,962
Municipal bonds and notes	81,748	8	(1,853)	79,903
Total held-to-maturity securities	$8,426,998	$16,968	$(67,828)	$8,376,138

(1)	Consists of pools of Small Business Investment Company debentures issued and guaranteed by the U.S. Small Business Administration, an independent agency of the United States.

The following tables summarize our unrealized losses on our held-to-maturity securities portfolio into categories of less than 12 months and 12 months or longer as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$117,916	$(1,948)	$—	$—	$117,916	$(1,948)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	2,152,438	(15,863)	21,350	(831)	2,173,788	(16,694)
Agency-issued collateralized mortgage obligations—fixed rate	2,749,432	(25,442)	213,674	(5,153)	2,963,106	(30,595)
Agency-issued collateralized mortgage obligations—variable rate	89,927	(469)	3,234	(8)	93,161	(477)
Agency-issued commercial mortgage-backed securities	1,106,777	(11,453)	14,225	(105)	1,121,002	(11,558)
Municipal bonds and notes	38,086	(613)	33,644	(989)	71,730	(1,602)
Total temporarily impaired securities (1):	$6,254,576	$(55,788)	$286,127	$(7,086)	$6,540,703	$(62,874)

(1)
As of March 31, 2017, we identified a total of 478 investments that were in unrealized loss positions, of which 96 investments totaling $286.1 million with unrealized losses of $7.1 million have been in an impaired position for a period of time greater than 12 months. As of March 31, 2017, we do not intend to sell any impaired fixed income investment securities prior to recovery of our adjusted cost basis, and it is more likely than not that we will not be required to sell any of our securities prior to recovery of our adjusted cost basis, which is consistent with our classification of these securities. Based on our analysis as of March 31, 2017, we deem all impairments to be temporary. Market valuations and impairment analyses on assets in the held-to-maturity securities portfolio are reviewed and monitored on a quarterly basis.

	December 31, 2016
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
Held-to-maturity securities:
U.S. agency debentures	$118,721	$(1,198)	$—	$—	$118,721	$(1,198)
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	1,801,861	(23,558)	21,917	(968)	1,823,778	(24,526)
Agency-issued collateralized mortgage obligations—fixed rate	2,729,889	(25,723)	228,220	(5,551)	2,958,109	(31,274)
Agency-issued collateralized mortgage obligations—variable rate	251,012	(1,339)	—	—	251,012	(1,339)
Agency-issued commercial mortgage-backed securities	999,440	(7,494)	14,934	(144)	1,014,374	(7,638)
Municipal bonds and notes	42,267	(877)	30,586	(976)	72,853	(1,853)
Total temporarily impaired securities (1):	$5,943,190	$(60,189)	$295,657	$(7,639)	$6,238,847	$(67,828)

(1)
As of December 31, 2016, we identified a total of 462 investments that were in unrealized loss positions, of which 85 investments totaling $295.7 million with unrealized losses of $7.6 million have been in an impaired position for a period of time greater than 12 months.

The following table summarizes the remaining contractual principal maturities on fixed income investment securities classified as held-to-maturity as of March 31, 2017. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments.

	March 31, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. agency debentures	$641,421	$646,579	$—	$—	$75,459	$76,306	$565,962	$570,273	$—	$—
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	3,020,929	3,009,733	—	—	317,056	315,424	77,461	76,978	2,626,412	2,617,331
Agency-issued collateralized mortgage obligations - fixed rate	3,223,055	3,193,098	—	—	—	—	160,700	158,587	3,062,355	3,034,511
Agency-issued collateralized mortgage obligations - variable rate	299,257	298,997	—	—	—	—	—	—	299,257	298,997
Agency-issued commercial mortgage-backed securities	1,292,744	1,282,428	—	—	—	—	—	—	1,292,744	1,282,428
Municipal bonds and notes	138,289	136,982	6,168	6,159	55,716	55,259	59,517	58,913	16,888	16,651
Total	$8,615,695	$8,567,817	$6,168	$6,159	$448,231	$446,989	$863,640	$864,751	$7,297,656	$7,249,918

Non-marketable and Other Securities
The components of our non-marketable and other investment securities portfolio at March 31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-marketable and other securities:
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$139,715	$141,649
Other venture capital investments (2)	2,040	2,040
Other securities (fair value accounting) (3)	646	753
Non-marketable securities (equity method accounting) (4):
Venture capital and private equity fund investments	85,529	82,823
Debt funds	16,509	17,020
Other investments	112,665	123,514
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (5)	117,243	114,606
Other investments	28,437	27,700
Investments in qualified affordable housing projects, net (6)	132,766	112,447
Total non-marketable and other securities	$635,550	$622,552

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and our ownership percentage of each fund at March 31, 2017 and December 31, 2016 (fair value accounting):

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Strategic Investors Fund, LP	$18,048	12.6%	$18,459	12.6%
Capital Preferred Return Fund, LP	59,225	20.0	57,627	20.0
Growth Partners, LP	62,442	33.0	59,718	33.0
Other private equity fund (i)	—	—	5,845	58.2
Total venture capital and private equity fund investments	$139,715		$141,649

(i)
At December 31, 2016, we had a direct ownership interest of 41.5 percent in the other private equity fund and an indirect ownership interest of 12.6 percent through our ownership interest of Growth Partners, LP and an indirect ownership interest of 4.1 percent through our ownership interest of Capital Preferred Return Fund, LP. On January 3, 2017, the other private equity fund was closed resulting in an immaterial impact on the Company's financial statements for the three months ended March 31, 2017.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and our ownership percentage at March 31, 2017 and December 31, 2016 (fair value accounting):

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
CP I, LP	$2,040	10.7%	$2,040	10.7%
Total other venture capital investments	$2,040		$2,040

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the carrying value and our ownership percentage of each investment at March 31, 2017 and December 31, 2016 (equity method accounting):

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Venture capital and private equity fund investments:
Strategic Investors Fund II, LP	$7,540	8.6%	$7,720	8.6%
Strategic Investors Fund III, LP	20,188	5.9	20,449	5.9
Strategic Investors Fund IV, LP	26,342	5.0	24,530	5.0
Strategic Investors Fund V funds	12,521	Various	12,029	Various
CP II, LP (i)	7,568	5.1	7,798	5.1
Other venture capital and private equity fund investments	11,370	Various	10,297	Various
Total venture capital and private equity fund investments	$85,529		$82,823
Debt funds:
Gold Hill Capital 2008, LP (ii)	$12,888	15.5%	$13,557	15.5%
Other debt funds	3,621	Various	3,463	Various
Total debt funds	$16,509		$17,020
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$75,316	50.0%	$75,296	50.0%
Other investments	37,349	Various	48,218	Various
Total other investments	$112,665		$123,514

(i)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investments in Strategic Investors Fund II, LP.

(ii)	At March 31, 2017, we had a direct ownership interest of 11.5 percent in the fund and an indirect interest in the fund through our investment in Gold Hill Capital 2008, LLC of 4.0 percent.

(5)
Represents investments in 249 and 252 funds (primarily venture capital funds) at March 31, 2017 and December 31, 2016, respectively, where our ownership interest is typically less than 5% of the voting interests of each such fund and in which we do not have the ability to exercise significant influence over the partnerships operating activities and financial policies. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $117.2 million and $223.7 million, respectively, as of March 31, 2017. The carrying value, and estimated fair value, of these venture capital and private equity fund investments (cost method accounting) was $114.6 million and $221.7 million, respectively, as of December 31, 2016.

(6)
The following table presents the balances of our investments in qualified affordable housing projects and related unfunded commitments included as a component of “other liabilities” on our consolidated balance sheets at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Investments in qualified affordable housing projects, net	$132,766	$112,447
Other liabilities	81,650	58,095

The following table presents other information relating to our investments in qualified affordable housing projects for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Tax credits and other tax benefits recognized	$4,692	$4,207
Amortization expense included in provision for income taxes (i)	3,236	3,612

(i)	All investments are amortized using the proportional amortization method and amortization expense is included in the provision for income taxes.

The following table presents the components of gains and losses (realized and unrealized) on investment securities for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Gross gains on investment securities:
Available-for-sale securities, at fair value (1)	$675	$1,753
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	7,082	2,823
Other venture capital investments	—	8
Other securities (fair value accounting)	156	63
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	3,917	1,653
Debt funds	238	900
Other investments	742	851
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	3,159	2,338
Other investments	3,569	—
Total gross gains on investment securities	19,538	10,389
Gross losses on investment securities:
Available-for-sale securities, at fair value (1)	(67)	(2,499)
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments	(619)	(7,893)
Other venture capital investments	—	(38)
Other securities (fair value accounting)	(238)	(157)
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	(183)	(3,555)
Debt funds	(669)	(45)
Other investments	(1,484)	(644)
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	(112)	(171)
Other investments	(196)	(71)
Total gross losses on investment securities	(3,568)	(15,073)
Gains (losses) on investment securities, net	$15,970	$(4,684)

(1)
Includes realized gains (losses) on sales of available-for-sale equity securities that are recognized in the income statement. Unrealized gains (losses) on available-for-sale fixed income and equity securities are recognized in other comprehensive income. The cost basis of available-for-sale securities sold is determined on a specific identification basis.

(2)
For the three months ended March 31, 2017 and 2016, includes OTTI losses of $0.1 million from the declines in value for 5 of the 249 investments and $0.2 million from the declines in value for 10 of the 267 investments, respectively. We concluded that any declines in value for the remaining investments were temporary, and as such, no OTTI was required to be recognized.

7.	Loans, Allowance for Loan Losses and Allowance for Unfunded Credit Commitments
We serve a variety of commercial clients in the technology, life science/healthcare, private equity/venture capital and premium wine industries. Our technology clients generally tend to be in the industries of hardware (semiconductors, communications, data, storage, and electronics), software/internet (such as infrastructure software, applications, software services, digital content and advertising technology), and energy and resource innovation ("ERI"). Because of the diverse nature of ERI products and services, for our loan-related reporting purposes, ERI-related loans are reported under our hardware, software/internet, life science/healthcare and other commercial loan categories, as applicable. Our life science/healthcare clients primarily tend to be in the industries of biotechnology, medical devices, healthcare information technology and healthcare services. Loans made to private equity/venture capital firm clients typically enable them to fund investments prior to their receipt of funds from capital calls. Loans to the premium wine industry focus on vineyards and wineries that produce grapes and wines of high quality.

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
The composition of loans, net of unearned income of $121 million and $125 million at March 31, 2017 and December 31, 2016, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial loans:
Software/internet	$5,458,203	$5,627,031
Hardware	1,097,835	1,180,398
Private equity/venture capital	8,426,831	7,691,148
Life science/healthcare	1,735,987	1,853,004
Premium wine	203,736	200,156
Other	473,918	393,551
Total commercial loans	17,396,510	16,945,288
Real estate secured loans:
Premium wine (1)	672,831	678,166
Consumer loans (2)	2,012,977	1,926,968
Other	43,281	43,487
Total real estate secured loans	2,729,089	2,648,621
Construction loans	70,755	64,671
Consumer loans	231,097	241,364
Total loans, net of unearned income (3)	$20,427,451	$19,899,944

(1)	Included in our premium wine portfolio are gross construction loans of $103 million and $110 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Consumer loans secured by real estate at March 31, 2017 and December 31, 2016 were comprised of the following:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Loans for personal residence	$1,735,925	$1,655,349
Loans to eligible employees	207,420	199,291
Home equity lines of credit	69,632	72,328
Consumer loans secured by real estate	$2,012,977	$1,926,968

(3)	Included within our total loan portfolio are credit card loans of $242 million and $224 million at March 31, 2017 and December 31, 2016, respectively.

Credit Quality
The composition of loans, net of unearned income of $121 million and $125 million at March 31, 2017 and December 31, 2016, respectively, broken out by portfolio segment and class of financing receivable, is as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial loans:
Software/internet	$5,458,203	$5,627,031
Hardware	1,097,835	1,180,398
Private equity/venture capital	8,426,831	7,691,148
Life science/healthcare	1,735,987	1,853,004
Premium wine	876,567	878,322
Other	587,954	501,709
Total commercial loans	18,183,377	17,731,612
Consumer loans:
Real estate secured loans	2,012,977	1,926,968
Other consumer loans	231,097	241,364
Total consumer loans	2,244,074	2,168,332
Total loans, net of unearned income	$20,427,451	$19,899,944

The following table summarizes the aging of our gross loans, broken out by portfolio segment and class of financing receivable as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Loans Past Due 90 Days or More Still Accruing Interest
March 31, 2017:
Commercial loans:
Software/internet	$26,927	$3,331	$38	$30,296	$5,350,664	$38
Hardware	7,406	4	20	7,430	1,071,772	20
Private equity/venture capital	33,878	3,235	—	37,113	8,399,895	—
Life science/healthcare	708	20	2	730	1,743,014	2
Premium wine	3,037	1,201	—	4,238	869,106	—
Other	1,684	300	—	1,984	591,996	—
Total commercial loans	73,640	8,091	60	81,791	18,026,447	60
Consumer loans:
Real estate secured loans	3,115	—	—	3,115	2,005,869	—
Other consumer loans	—	—	—	—	228,813	—
Total consumer loans	3,115	—	—	3,115	2,234,682	—
Total gross loans excluding impaired loans	76,755	8,091	60	84,906	20,261,129	60
Impaired loans	4,888	2,207	38,353	45,448	157,168	—
Total gross loans	$81,643	$10,298	$38,413	$130,354	$20,418,297	$60
December 31, 2016:
Commercial loans:
Software/internet	$37,087	$1,162	$6	$38,255	$5,507,575	$6
Hardware	5,591	36	27	5,654	1,118,065	27
Private equity/venture capital	689	—	—	689	7,747,222	—
Life science/healthcare	283	551	—	834	1,827,490	—
Premium wine	1,003	4	—	1,007	876,185	—
Other	34	300	—	334	504,021	—
Total commercial loans	44,687	2,053	33	46,773	17,580,558	33
Consumer loans:
Real estate secured loans	850	—	—	850	1,923,266	—
Other consumer loans	1,402	—	—	1,402	237,353	—
Total consumer loans	2,252	—	—	2,252	2,160,619	—
Total gross loans excluding impaired loans	46,939	2,053	33	49,025	19,741,177	33
Impaired loans	34,636	3,451	11,180	49,267	185,193	—
Total gross loans	$81,575	$5,504	$11,213	$98,292	$19,926,370	$33

The following table summarizes our impaired loans as they relate to our allowance for loan losses, broken out by portfolio segment and class of financing receivable as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Impaired loans for which there is a related allowance for loan losses	Impaired loans for which there is no related allowance for loan losses	Total carrying value of impaired loans	Total unpaid principal of impaired loans
March 31, 2017:
Commercial loans:
Software/internet	$123,305	$1,531	$124,836	$132,588
Hardware	27,531	2,002	29,533	34,307
Private equity/venture capital	346	—	346	346
Life science/healthcare	38,552	741	39,293	42,478
Premium wine	3,321	—	3,321	3,321
Other	1,659	—	1,659	1,953
Total commercial loans	194,714	4,274	198,988	214,993
Consumer loans:
Real estate secured loans	1,480	—	1,480	2,768
Other consumer loans	2,148	—	2,148	2,148
Total consumer loans	3,628	—	3,628	4,916
Total	$198,342	$4,274	$202,616	$219,909
December 31, 2016:
Commercial loans:
Software/internet	$121,658	$1,090	$122,748	$129,648
Hardware	65,395	—	65,395	70,683
Private equity/venture capital	—	—	—	—
Life science/healthcare	38,361	—	38,361	41,130
Premium wine	3,187	—	3,187	3,187
Other	867	—	867	867
Total commercial loans	229,468	1,090	230,558	245,515
Consumer loans:
Real estate secured loans	1,504	—	1,504	2,779
Other consumer loans	2,398	—	2,398	2,398
Total consumer loans	3,902	—	3,902	5,177
Total	$233,370	$1,090	$234,460	$250,692

The following table summarizes our average impaired loans, broken out by portfolio segment and class of financing receivable for the three months ended March 31, 2017 and 2016:

Three months ended March 31,	Average impaired loans		Interest income on impaired loans
(Dollars in thousands)	2017	2016	2017	2016
Commercial loans:
Software/internet	$109,916	$89,367	$422	$421
Hardware	34,110	24,426	572	397
Private equity/venture capital	358	—	2	—
Life science/healthcare	38,942	39,690	150	133
Premium wine	3,213	2,171	38	17
Other	1,061	3,853	4	7
Total commercial loans	187,600	159,507	1,188	975
Consumer loans:
Real estate secured loans	1,488	135	—	—
Other consumer loans	2,148	34	8	—
Total consumer loans	3,636	169	8	—
Total average impaired loans	$191,236	$159,676	$1,196	$975
The following tables summarize the activity relating to our allowance for loan losses for the three months ended March 31, 2017 and 2016, broken out by portfolio segment:

Three months ended March 31, 2017 (Dollars in thousands)	Beginning Balance December 31, 2016	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments	Ending Balance March 31, 2017
Commercial loans:
Software/internet	$97,388	$(7,980)	$1,171	$18,719	$204	$109,502
Hardware	31,166	(4,024)	267	(4,080)	(45)	23,284
Private equity/venture capital	50,299	—	—	6,706	73	57,078
Life science/healthcare	25,446	(1,732)	36	7,708	84	31,542
Premium wine	4,115	—	—	226	2	4,343
Other	4,768	(294)	297	(390)	(4)	4,377
Total commercial loans	213,182	(14,030)	1,771	28,889	314	230,126
Total consumer loans	12,184	—	21	790	9	13,004
Total allowance for loan losses	$225,366	$(14,030)	$1,792	$29,679	$323	$243,130

Three months ended March 31, 2016 (Dollars in thousands)	Beginning Balance December 31, 2015	Charge-offs	Recoveries	Provision for (Reduction of) Loan Losses	Foreign Currency Translation Adjustments (1)	Ending Balance March 31, 2016
Commercial loans:
Software/internet	$103,045	$(22,161)	$3,960	$21,632	$422	$106,898
Hardware	23,085	(1,486)	239	1,959	39	23,836
Private equity/venture capital	35,282	—	—	8,243	161	43,686
Life science/healthcare	36,576	(2,395)	491	(4,303)	(84)	30,285
Premium wine	5,205	—	—	39	—	5,244
Other	4,252	(30)	74	5,145	106	9,547
Total commercial loans	207,445	(26,072)	4,764	32,715	644	219,496
Total consumer loans	10,168	(102)	49	626	12	10,753
Total allowance for loan losses	$217,613	$(26,174)	$4,813	$33,341	$656	$230,249

(1)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amounts were previously reported with loan recoveries and have been revised to conform to current period presentation.

The following table summarizes the activity relating to our allowance for unfunded credit commitments for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Beginning balance	$45,265	$34,415
Provision for unfunded credit commitments	1,055	134
Foreign currency translation adjustments	15	(8)
Ending balance (1)	$46,335	$34,541

(1)
See Note 12—"Off-Balance Sheet Arrangements, Guarantees and Other Commitments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report for additional disclosures related to our commitments to extend credit.

The following table summarizes the allowance for loan losses individually and collectively evaluated for impairment as of March 31, 2017 and December 31, 2016, broken out by portfolio segment:

	March 31, 2017				December 31, 2016
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Individually Evaluated for Impairment		Collectively Evaluated for Impairment
(Dollars in thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
Commercial loans:
Software/internet	$38,563	$124,836	$70,939	$5,333,367	$28,245	$122,748	$69,143	$5,504,283
Hardware	2,674	29,533	20,610	1,068,302	9,995	65,395	21,171	1,115,003
Private equity/venture capital	35	346	57,043	8,426,485	—	—	50,299	7,691,148
Life science/healthcare	13,580	39,293	17,962	1,696,694	8,709	38,361	16,737	1,814,643
Premium wine	513	3,321	3,830	873,246	520	3,187	3,595	875,135
Other	342	1,659	4,035	586,295	233	867	4,535	500,842
Total commercial loans	55,707	198,988	174,419	17,984,389	47,702	230,558	165,480	17,501,054
Total consumer loans	1,074	3,628	11,930	2,240,446	1,123	3,902	11,061	2,164,430
Total	$56,781	$202,616	$186,349	$20,224,835	$48,825	$234,460	$176,541	$19,665,484

Credit Quality Indicators
For each individual client, we establish an internal credit risk rating for that loan, which is used for assessing and monitoring credit risk as well as performance of the loan and the overall portfolio. Our internal credit risk ratings are also used to summarize the risk of loss due to failure by an individual borrower to repay the loan. For our internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 4 are performing loans and translate to an internal rating of “Pass”, with loans risk-rated 1 being cash secured. Loans risk-rated 5 through 7 are performing loans, however, we consider them as demonstrating higher risk, which requires more frequent review of the individual exposures; these translate to an internal rating of “Performing (Criticized)”. When a significant payment delay occurs on a criticized loan, the loan is impaired. The loan is also considered for nonaccrual status if full repayment is determined to be improbable. All of our nonaccrual loans are risk-rated 8 or 9 and are classified under the nonperforming impaired category. (For further description of nonaccrual loans, refer to Note 2—“Summary of Significant Accounting Policies” under Part II, Item 8 of our 2016 Form 10-K). Loans rated 10 are charged-off and are not included as part of our loan portfolio balance. We review our credit quality indicators for performance and appropriateness of risk ratings as part of our evaluation process for our allowance for loan losses.
The following table summarizes the credit quality indicators, broken out by portfolio segment and class of financing receivables as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Performing (Criticized)	Performing Impaired (Criticized)	Nonperforming Impaired (Nonaccrual)	Total
March 31, 2017:
Commercial loans:
Software/internet	$4,858,104	$522,856	$25,165	$99,671	$5,505,796
Hardware	938,269	140,933	27,464	2,069	1,108,735
Private equity/venture capital	8,436,841	167	346	—	8,437,354
Life science/healthcare	1,588,709	155,035	7,153	32,140	1,783,037
Premium wine	854,409	18,935	2,831	490	876,665
Other	573,527	20,453	357	1,302	595,639
Total commercial loans	17,249,859	858,379	63,316	135,672	18,307,226
Consumer loans:
Real estate secured loans	1,997,248	11,736	—	1,480	2,010,464
Other consumer loans	228,162	651	536	1,612	230,961
Total consumer loans	2,225,410	12,387	536	3,092	2,241,425
Total gross loans	$19,475,269	$870,766	$63,852	$138,764	$20,548,651
December 31, 2016:
Commercial loans:
Software/internet	$4,924,923	$620,907	$46,143	$76,605	$5,668,578
Hardware	985,889	137,830	58,814	6,581	1,189,114
Private equity/venture capital	7,747,317	594	—	—	7,747,911
Life science/healthcare	1,707,499	120,825	6,578	31,783	1,866,685
Premium wine	865,354	11,838	2,696	491	880,379
Other	480,845	23,510	464	403	505,222
Total commercial loans	16,711,827	915,504	114,695	115,863	17,857,889
Consumer loans:
Real estate secured loans	1,914,512	9,604	—	1,504	1,925,620
Other consumer loans	238,256	499	786	1,612	241,153
Total consumer loans	2,152,768	10,103	786	3,116	2,166,773
Total gross loans	$18,864,595	$925,607	$115,481	$118,979	$20,024,662

Troubled Debt Restructurings
As of March 31, 2017 we had 21 TDRs with a total carrying value of $95.4 million where concessions have been granted to borrowers experiencing financial difficulties, in an attempt to maximize collection. There were $2.9 million of unfunded commitments available for funding to the clients associated with these TDRs as of March 31, 2017.
The following table summarizes our loans modified in TDRs, broken out by portfolio segment and class of financing receivables at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Loans modified in TDRs:
Commercial loans:
Software/internet	$59,419	$52,646
Hardware	10,687	14,870
Life science/healthcare	21,561	24,176
Premium wine	3,177	3,194
Other	33	387
Total commercial loans	94,877	95,273
Consumer loans:
Other consumer loans	536	786
Total consumer loans	536	786
Total	$95,413	$96,059
The following table summarizes the recorded investment in loans modified in TDRs, broken out by portfolio segment and class of financing receivable, for modifications made during the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Loans modified in TDRs during the period:
Commercial loans:
Software/internet	$6,309	$10,854
Other	—	505
Total commercial loans	6,309	11,359
Total consumer loans	—	—
Total loans modified in TDRs during the period (1)	$6,309	$11,359

(1)	There were $6.2 million of partial charge-offs during the three months ended March 31, 2017 and $3.8 million of partial charge-offs during the three months ended March 31, 2016.
During the three months ended March 31, 2017 and 2016, new TDRs of $6.3 million and $2.4 million, respectively, were modified through payment deferrals granted to our clients. During the three months ended March 31, 2016, new TDRs of $9.0 million were modified through partial forgiveness of principal.
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

The following table summarizes the recorded investment in loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2017. There were no loans modified in TDRs within the previous 12 months that subsequently defaulted during the three months ended March 31, 2016.

Three months ended March 31,
(Dollars in thousands)	2017
TDRs modified within the previous 12 months that defaulted during the period:
Commercial loans:
Hardware	$3,105
Total commercial loans	3,105
Consumer loans:
Other consumer loans	536
Total consumer loans	536
Total TDRs modified within the previous 12 months that defaulted in the period	$3,641
Charge-offs and defaults on previously restructured loans are evaluated to determine the impact to the allowance for loan losses, if any. The evaluation of these defaults may impact the assumptions used in calculating the reserve on other TDRs and impaired loans as well as management’s overall outlook of macroeconomic factors that affect the reserve on the loan portfolio as a whole. After evaluating the charge-offs and defaults experienced on our TDRs we determined that no change to our reserving methodology was necessary to determine the allowance for loan losses as of March 31, 2017.

8.	Short-Term Borrowings and Long-Term Debt
The following table represents outstanding short-term borrowings and long-term debt at March 31, 2017 and December 31, 2016:

			Carrying Value
(Dollars in thousands)	Maturity	Principal value at March 31, 2017	March 31, 2017	December 31, 2016
Short-term borrowings:
Short-term FHLB advances		$—	$—	$500,000
Other short-term borrowings	(1)	5,163	5,163	12,668
Total short-term borrowings			$5,163	$512,668
Long-term debt:
3.50% Senior Notes	January 29, 2025	$350,000	$347,059	$346,979
5.375% Senior Notes	September 15, 2020	350,000	347,733	347,586
6.05% Subordinated Notes (2)	June 1, 2017	45,964	46,223	46,646
7.0% Junior Subordinated Debentures	October 15, 2033	50,000	54,450	54,493
Total long-term debt			$795,465	$795,704

(1)
Represents cash collateral received from certain counterparties in relation to market value exposures of derivative contracts in our favor, which includes an interest rate swap agreement related to our 6.05% Subordinated Notes.

(2)
At March 31, 2017 and December 31, 2016, included in the carrying value of our 6.05% Subordinated Notes were $0.3 million and $0.8 million, respectively, related to hedge accounting associated with the notes.

Interest expense related to short-term borrowings and long-term debt was $9.2 million for the three months ended March 31, 2017 and $9.0 million for the three months ended March 31, 2016. Interest expense is net of the hedge accounting impact from our interest rate swap agreement related to our 6.05% Subordinated Notes. The weighted average interest rate associated with our short-term borrowings was 0.84 percent as of March 31, 2017 and 0.59 percent as of December 31, 2016.

Available Lines of Credit
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. As of March 31, 2017, we did not have any borrowings outstanding against our uncommitted federal funds lines. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The fair value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at March 31, 2017 totaled $1.7 billion, all of which was unused and available to support additional borrowings. The fair value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2017 totaled $0.8 billion, all of which was unused and available to support additional borrowings.

9.	Derivative Financial Instruments
We primarily use derivative financial instruments to manage interest rate risk, currency exchange rate risk and to assist customers with their risk management objectives. Also, in connection with negotiating credit facilities and certain other services, we often obtain equity warrant assets giving us the right to acquire stock in private, venture-backed companies in the technology and life science/healthcare industries.
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
We assess hedge effectiveness under ASC 815, Derivatives and Hedging, using the long-haul method. Any differences associated with our interest rate swap that arise as a result of hedge ineffectiveness are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.
Currency Exchange Risk
We enter into foreign exchange forward contracts to economically reduce our foreign exchange exposure risk associated with the net difference between foreign currency denominated assets and liabilities. We do not designate any foreign exchange forward contracts as derivative instruments that qualify for hedge accounting. Gains or losses from changes in currency rates on foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We may experience ineffectiveness in the economic hedging relationship, because the instruments are revalued based upon changes in the currency’s spot rate on the principal value, while the forwards are revalued on a discounted cash flow basis. We record forward agreements in gain positions in other assets and loss positions in other liabilities, while net changes in fair value are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income.
Other Derivative Instruments
Also included in our derivative instruments are equity warrant assets and client forward and option contracts, and client interest rate contracts. For further description of these other derivative instruments, refer to Note 2-“Summary of Significant Accounting Policies" under Part II, Item 8 of our 2016 Form 10-K.
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

The total notional or contractual amounts, fair value, collateral and net exposure of our derivative financial instruments at March 31, 2017 and December 31, 2016 were as follows:

		March 31, 2017				December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)	Notional or Contractual Amount	Fair Value	Collateral (1)	Net Exposure (2)
Derivatives designated as hedging instruments:
Interest rate risks:
Interest rate swaps	Other assets	$45,964	$318	$—	$318	$45,964	$810	$89	$721
Derivatives not designated as hedging instruments:
Currency exchange risks:
Foreign exchange forwards	Other assets	93,012	759	—	759	219,950	3,057	—	3,057
Foreign exchange forwards	Other liabilities	114,317	(950)	—	(950)	54,338	(968)	—	(968)
Net exposure			(191)	—	(191)		2,089	—	2,089
Other derivative instruments:
Equity warrant assets	Other assets	211,327	124,233	—	124,233	211,434	131,123	—	131,123
Other derivatives:
Client foreign exchange forwards	Other assets	1,747,019	50,291	5,163	45,128	1,251,308	54,587	12,579	42,008
Client foreign exchange forwards	Other liabilities	1,588,628	(40,346)	—	(40,346)	1,068,991	(43,317)	—	(43,317)
Client foreign currency options	Other assets	813,579	3,861	—	3,861	775,000	10,383	—	10,383
Client foreign currency options	Other liabilities	813,579	(3,861)	—	(3,861)	775,000	(10,383)	—	(10,383)
Client interest rate derivatives	Other assets	669,139	10,702	—	10,702	583,511	10,110	—	10,110
Client interest rate derivatives	Other liabilities	712,965	(10,592)	—	(10,592)	627,639	(9,770)	—	(9,770)
Net exposure			10,055	5,163	4,892		11,610	12,579	(969)
Net			$134,415	$5,163	$129,252		$145,632	$12,668	$132,964

(1)
Cash collateral received from our counterparties in relation to market value exposures of derivative contracts in our favor is recorded as a component of “short-term borrowings” on our consolidated balance sheets.

(2)
Net exposure for contracts in a gain position reflects the replacement cost in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of March 31, 2017 remain at investment grade or higher and there were no material changes in their credit ratings during the three months ended March 31, 2017.

A summary of our derivative activity and the related impact on our consolidated statements of income for the three months ended March 31, 2017 and 2016 is as follows:

		Three months ended March 31,
(Dollars in thousands)	Statement of income location	2017	2016
Derivatives designated as hedging instruments:
Interest rate risks:
Net cash benefit associated with interest rate swaps	Interest expense—borrowings	$554	$609
Changes in fair value of interest rate swaps	Other noninterest income	(1)	(17)
Net gains associated with interest rate risk derivatives		$553	$592
Derivatives not designated as hedging instruments:
Currency exchange risks:
Gains on revaluations of internal foreign currency instruments, net	Other noninterest income	$4,108	$2,491
Losses on internal foreign exchange forward contracts, net	Other noninterest income	(3,245)	(2,208)
Net gains associated with internal currency risk		$863	$283
Other derivative instruments:
Gains on revaluations of client foreign currency instruments, net	Other noninterest income	$2,754	$3,653
Losses on client foreign exchange forward contracts, net	Other noninterest income	(2,289)	(5,654)
Net gains (losses) associated with client currency risk		$465	$(2,001)
Net gains on equity warrant assets	Gains on equity warrant assets, net	$6,690	$6,607
Net losses on other derivatives	Other noninterest income	$(276)	$(421)
Balance Sheet Offsetting
Certain of our derivative and other financial instruments are subject to enforceable master netting arrangements with our counterparties. These agreements provide for the net settlement of multiple contracts with a single counterparty through a single payment, in a single currency, in the event of default on or termination of any one contract.
The following table summarizes our assets subject to enforceable master netting arrangements as of March 31, 2017 and December 31, 2016:

	Gross Amounts of Recognized Assets	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Received
March 31, 2017
Derivative Assets:
Interest rate swaps	$318	$—	$318	$(318)	$—	$—
Foreign exchange forwards	51,050	—	51,050	(22,222)	(5,163)	23,665
Foreign currency options	3,861	—	3,861	(563)	—	3,298
Client interest rate derivatives	10,702	—	10,702	(10,686)	—	16
Total derivative assets:	65,931	—	65,931	(33,789)	(5,163)	26,979
Reverse repurchase, securities borrowing, and similar arrangements	178,037	—	178,037	(178,037)	—	—
Total	$243,968	$—	$243,968	$(211,826)	$(5,163)	$26,979
December 31, 2016
Derivative Assets:
Interest rate swaps	$810	$—	$810	$(721)	$(89)	$—
Foreign exchange forwards	57,644	—	57,644	(22,738)	(12,579)	22,327
Foreign currency options	10,383	—	10,383	(8,806)	—	1,577
Client interest rate derivatives	10,110	—	10,110	(10,091)	—	19
Total derivative assets:	78,947	—	78,947	(42,356)	(12,668)	23,923
Reverse repurchase, securities borrowing, and similar arrangements	64,028	—	64,028	(64,028)	—	—
Total	$142,975	$—	$142,975	$(106,384)	$(12,668)	$23,923

The following table summarizes our liabilities subject to enforceable master netting arrangements as of March 31, 2017 and December 31, 2016:

	Gross Amounts of Recognized Liabilities	Gross Amounts offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position But Subject to Master Netting Arrangements		Net Amount
(Dollars in thousands)				Financial Instruments	Cash Collateral Pledged
March 31, 2017
Derivative Liabilities:
Foreign exchange forwards	$41,296	$—	$41,296	$(22,246)	$—	$19,050
Foreign currency options	3,861	—	3,861	(3,298)	—	563
Client interest rate derivatives	10,592	—	10,592	(10,592)	—	—
Total derivative liabilities:	55,749	—	55,749	(36,136)	—	19,613
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$55,749	$—	$55,749	$(36,136)	$—	$19,613
December 31, 2016
Derivative Liabilities:
Foreign exchange forwards	$44,285	$—	$44,285	$(17,964)	$—	$26,321
Foreign currency options	10,383	—	10,383	(1,585)	—	8,798
Client interest rate derivatives	9,770	—	9,770	(9,770)	—	—
Total derivative liabilities:	64,438	—	64,438	(29,319)	—	35,119
Repurchase, securities lending, and similar arrangements	—	—	—	—	—	—
Total	$64,438	$—	$64,438	$(29,319)	$—	$35,119

10.	Other Noninterest Income and Other Noninterest Expense
A summary of other noninterest income for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Fund management fees	$5,169	$4,620
Service-based fee income	1,895	2,092
Gains on revaluation of client foreign currency instruments, net (1)	2,754	3,653
Losses on client foreign exchange forward contracts, net (1)	(2,289)	(5,654)
Gains on revaluation of internal foreign currency instruments, net (2)	4,108	2,491
Losses on internal foreign exchange forward contracts, net (2)	(3,245)	(2,208)
Other (3)	4,029	2,676
Total other noninterest income	$12,421	$7,670

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

(3)	Includes dividends on FHLB/FRB stock, correspondent bank rebate income, incentive fees related to carried interest and other fee income.

A summary of other noninterest expense for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Lending and other client related processing costs	$5,539	$4,295
Telephone	2,703	2,233
Data processing services	2,582	1,829
Dues and publications	795	802
Postage and supplies	749	790
Other	3,839	4,844
Total other noninterest expense	$16,207	$14,793

11.	Segment Reporting
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
We also evaluate performance based on provision for credit losses, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. In calculating each operating segment’s noninterest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. As part of this review, we allocate certain corporate overhead costs to a corporate account. We do not allocate income taxes or the provision for unfunded credit commitments (included in provision for credit losses) to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Changes in an individual client’s primary relationship designation have resulted, and in the future may result, in the inclusion of certain clients in different segments in different periods.
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

•
SVB Capital is the funds management business of SVBFG, which focuses primarily on venture capital investments. SVB Capital manages funds (primarily venture capital funds) on behalf of third party limited partners and, on a more limited basis, SVB Financial Group. The SVB Capital family of funds is comprised of direct venture funds that invest in companies and funds of funds that invest in other venture capital funds. SVB Capital generates income for the Company primarily from investment returns (including carried interest allocations) and management fees.

The summary financial results of our operating segments are presented along with a reconciliation to our consolidated interim results.
Our segment information for the three months ended March 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Global Commercial Bank (1)	SVB Private Bank	SVB Capital (1)	Other Items (2)	Total
Three months ended March 31, 2017
Net interest income	$275,684	$13,610	$—	$20,699	$309,993
Provision for credit losses	(28,889)	(790)	—	(1,055)	(30,734)
Noninterest income	79,519	718	16,775	20,647	117,659
Noninterest expense (3)	(172,374)	(3,919)	(3,472)	(57,868)	(237,633)
Income (loss) before income tax expense (4)	$153,940	$9,619	$13,303	$(17,577)	$159,285
Total average loans, net of unearned income	$17,647,055	$2,245,317	$—	$176,942	$20,069,314
Total average assets (5)	42,888,336	2,259,018	372,876	(219,196)	45,301,034
Total average deposits	38,296,563	1,336,849	—	325,123	39,958,535
Three months ended March 31, 2016
Net interest income	$256,178	$13,672	$—	$11,571	$281,421
Provision for credit losses	(32,703)	(638)	—	(134)	(33,475)
Noninterest income	74,759	627	2,453	8,295	86,134
Noninterest expense (3)	(154,787)	(3,405)	(3,913)	(41,794)	(203,899)
Income before income tax expense (4)	$143,447	$10,256	$(1,460)	$(22,062)	$130,181
Total average loans, net of unearned income	$14,919,735	$1,871,820	$—	$220,880	$17,012,435
Total average assets (5)	41,533,434	1,893,413	349,011	414,332	44,190,190
Total average deposits	37,837,645	1,130,736	—	299,748	39,268,129

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

(3)	The Global Commercial Bank segment includes direct depreciation and amortization of $6.1 million and $5.7 million for the three months ended March 31, 2017 and 2016, respectively.

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
Commitments to Extend Credit
The following table summarizes information related to our commitments to extend credit at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Loan commitments available for funding: (1)
Fixed interest rate commitments	$1,452,107	$1,475,179
Variable interest rate commitments	12,950,544	13,572,161
Total loan commitments available for funding	14,402,651	15,047,340
Commercial and standby letters of credit (2)	1,679,680	1,695,856
Total unfunded credit commitments	$16,082,331	$16,743,196
Commitments unavailable for funding (3)	$1,952,726	$1,719,524
Maximum lending limits for accounts receivable factoring arrangements (4)	686,553	725,395
Allowance for unfunded credit commitments (5)	46,335	45,265

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements.

(2)	See below for additional information on our commercial and standby letters of credit.

(3)	Represents commitments which are currently unavailable for funding, due to clients failing to meet all collateral, compliance and financial covenants under loan commitment agreements.

(4)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

(5)	Our allowance for unfunded credit commitments includes an allowance for both our unfunded loan commitments and our letters of credit.
Commercial and Standby Letters of Credit
The table below summarizes our commercial and standby letters of credit at March 31, 2017. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount of Future Payments
Financial standby letters of credit	$1,519,329	$45,306	$1,564,635	$1,564,635
Performance standby letters of credit	89,155	7,890	97,045	97,045
Commercial letters of credit	18,000	—	18,000	18,000
Total	$1,626,484	$53,196	$1,679,680	$1,679,680
Deferred fees related to financial and performance standby letters of credit were $10 million at both March 31, 2017 and December 31, 2016. At March 31, 2017, collateral in the form of cash of $785 million was available to us to reimburse losses, if any, under financial and performance standby letters of credit.

Commitments to Invest in Venture Capital and Private Equity Funds
Subject to applicable regulatory requirements, including the Volcker Rule, we make commitments to invest in venture capital and private equity funds, which generally makes investments in privately-held companies. Commitments to invest in these funds are generally made for a 10-year period from the inception of the fund. Although the limited partnership agreements governing these investments typically do not restrict the general partners from calling 100% of committed capital in one year, it is customary for these funds to call most of the capital commitments over 5 to 7 years, and in certain cases, the funds may not call 100% of committed capital. The actual timing of future cash requirements to fund these commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments, unfunded capital commitments, and our ownership percentage in each fund at March 31, 2017:

Our Ownership in Venture Capital and Private Equity Funds (Dollars in thousands)	SVBFG Capital Commitments	SVBFG Unfunded Commitments	SVBFG Ownership of each Fund (3)
CP I, LP	$6,000	$270	10.7%
CP II, LP (1)	1,200	162	5.1
Shanghai Yangpu Venture Capital Fund (LP)	842	—	6.8
Strategic Investors Fund, LP	15,300	688	12.6
Strategic Investors Fund II, LP	15,000	1,050	8.6
Strategic Investors Fund III, LP	15,000	1,275	5.9
Strategic Investors Fund IV, LP	12,239	2,325	5.0
Strategic Investors Fund V funds	515	141	Various
Capital Preferred Return Fund, LP	12,688	—	20.0
Growth Partners, LP	24,670	1,340	33.0
Debt funds (equity method accounting)	58,493	—	Various
Other fund investments (2)	306,269	10,441	Various
Total	$468,216	$17,692

(1)	Our ownership includes direct ownership of 1.3 percent and indirect ownership interest of 3.8 percent through our investment in Strategic Investors Fund II, LP.

(2)	Represents commitments to 255 funds (primarily venture capital funds) where our ownership interest is generally less than 5 percent of the voting interests of each such fund.

(3)
We are subject to the Volcker Rule, which restricts or limits us from sponsoring or having ownership interests in “covered” funds including venture capital and private equity funds. See “Business - Supervision and Regulation” under Item 1 of Part I of our 2016 Form 10-K.

The following table details the amounts of remaining unfunded commitments to venture capital and private equity funds by our consolidated managed funds of funds (including our interest and the noncontrolling interests) at March 31, 2017:

Limited Partnership (Dollars in thousands)	Unfunded Commitments
Strategic Investors Fund, LP	$1,338
Capital Preferred Return Fund, LP	1,723
Growth Partners, LP	1,524
Total	$4,585

13.	Income Taxes
We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and California tax returns as major tax filings. Our U.S. federal tax returns for 2013 and subsequent years remain open to full examination. Our California tax returns for 2012 and subsequent tax years remain open to full examination.
At March 31, 2017, our unrecognized tax benefit was $5.4 million, the recognition of which would reduce our income tax expense by $3.5 million. We do not expect that our unrecognized tax benefit will materially change in the next 12 months.

We recognize interest and penalties related to income tax matters as part of income before income taxes. Interest and penalties were not material for the three months ended March 31, 2017.

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
Other securities: Fair value measurements of equity securities of public companies are priced based on quoted market prices less a discount if the securities are subject to certain sales restrictions. Marketability discounts generally range from 10 percent to 20 percent depending on the duration of the sale restrictions which typically range from three to six months.
Equity warrant assets (public portfolio): Fair value measurements of equity warrant assets of publicly-traded portfolio companies are valued based on the Black-Scholes option pricing model. The model uses the price of publicly-traded companies (underlying stock price), stated strike prices, warrant expiration dates, the risk-free interest rate and market-observable option volatility assumptions. Modeled asset values are further adjusted by applying a discount of up to 20 percent for certain warrants that have lock-up restrictions or other features that indicate a discount to fair value is warranted. As a lock-up term nears, and other sale restrictions are lifted, discounts are adjusted downward to zero percent once all restrictions expire or are removed.
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
The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017:

(Dollars in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2017
Assets
Available-for-sale securities:
U.S. Treasury securities	$8,206,090	$—	$—	$8,206,090
U.S. agency debentures	—	2,077,813	—	2,077,813
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	—	1,650,329	—	1,650,329
Agency-issued collateralized mortgage obligations - variable rate	—	445,581	—	445,581
Equity securities	744	3,450	—	4,194
Total available-for-sale securities	8,206,834	4,177,173	—	12,384,007
Non-marketable and other securities (fair value accounting):
Non-marketable securities:
Venture capital and private equity fund investments measured at net asset value	—	—	—	139,715
Other venture capital investments (1)	—	—	2,040	2,040
Other securities (1)	646	—	—	646
Total non-marketable and other securities (fair value accounting)	646	—	2,040	142,401
Other assets:
Interest rate swaps	—	318	—	318
Foreign exchange forward and option contracts	—	54,911	—	54,911
Equity warrant assets	—	2,034	122,199	124,233
Client interest rate derivatives	—	10,702	—	10,702
Total assets	$8,207,480	$4,245,138	$124,239	$12,716,572
Liabilities
Foreign exchange forward and option contracts	$—	$45,157	$—	$45,157
Client interest rate derivatives	—	10,592	—	10,592
Total liabilities	$—	$55,749	$—	$55,749

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

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016, respectively:

(Dollars in thousands)	Beginning Balance	Total Realized and Unrealized Gains (Losses) Included in Income	Sales	Issuances	Distributions and Other Settlements	Transfers Out of Level 3	Ending Balance
Three months ended March 31, 2017
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$—	$—	$—	$—	$—	$2,040
Other assets:
Equity warrant assets (2)	128,813	6,609	(17,086)	4,030	—	(167)	122,199
Total assets	$130,853	$6,609	$(17,086)	$4,030	$—	$(167)	$124,239
Three months ended March 31, 2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$2,040	$(30)	$—	$—	$30	$—	$2,040
Other assets:
Equity warrant assets (2)	135,168	7,179	(15,416)	2,374	—	(323)	128,982
Total assets	$137,208	$7,149	$(15,416)	$2,374	$30	$(323)	$131,022

(1)	Realized and unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Realized and unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net”, a component of noninterest income.

The following table presents the amount of net unrealized gains and losses included in earnings (which is inclusive of noncontrolling interest) attributable to Level 3 assets still held at March 31, 2017 and 2016, respectively:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Non-marketable and other securities (fair value accounting):
Other venture capital investments (1)	$—	$—
Other assets:
Equity warrant assets (2)	(347)	1,465
Total unrealized (losses) gains, net	$(347)	$1,465
Unrealized (losses) gains attributable to noncontrolling interests	$—	$—

(1)	Unrealized gains (losses) are recorded in the line item “Gains on investment securities, net”, a component of noninterest income.

(2)	Unrealized gains (losses) are recorded in the line item “Gains on equity warrant assets, net”, a component of noninterest income.
The extent to which any unrealized gains or losses will become realized is subject to a variety of factors, including, among other things, the expiration of current sales restrictions to which these securities are subject, the actual sales of securities and the timing of such actual sales.
The following table presents quantitative information about the significant unobservable inputs used for certain of our Level 3 fair value measurements at March 31, 2017 and December 31, 2016. We have not included in this table our venture capital and private equity fund investments (fair value accounting) as we use net asset value per share (as obtained from the general partners of the investments) as a practical expedient to determine fair value.

(Dollars in thousands)	Fair value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
March 31, 2017:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	1,223	Modified Black-Scholes option pricing model	Volatility	40.7%
			Risk-Free interest rate	1.8%
			Sales restrictions discount (2)	15.1%
Equity warrant assets (private portfolio)	120,976	Modified Black-Scholes option pricing model	Volatility	37.1%
			Risk-Free interest rate	1.3%
			Marketability discount (3)	16.8%
			Remaining life assumption (4)	45.0%
December 31, 2016:
Other venture capital investments (fair value accounting)	$2,040	Private company equity pricing	(1)	(1)
Equity warrant assets (public portfolio)	764	Modified Black-Scholes option pricing model	Volatility	46.6%
			Risk-Free interest rate	2.1%
			Sales restrictions discount (2)	17.7%
Equity warrant assets (private portfolio)	128,049	Modified Black-Scholes option pricing model	Volatility	36.9%
			Risk-Free interest rate	1.3%
			Marketability discount (3)	17.1%
			Remaining life assumption (4)	45.0%

(1)
In determining the fair value of our other venture capital investment portfolio, we evaluate a variety of factors related to each underlying private portfolio company including, but not limited to, actual and forecasted results, cash position, recent or planned transactions and market comparable companies. Additionally, we have ongoing communication with the portfolio companies and venture capital fund managers, to determine whether there is a material change in fair value. We use company provided valuation reports, if available, to support our valuation assumptions. These factors are specific to each portfolio company and a weighted average or range of values of the unobservable inputs is not meaningful.

(2)
We adjust quoted market prices of public companies, which are subject to certain sales restrictions. Sales restriction discounts generally range from 10 percent to 20 percent depending on the duration of the sales restrictions, which typically range from three to six months.

(3)
Our marketability discount is applied to all private company warrants to account for a general lack of liquidity due to the private nature of the associated underlying company. The quantitative measure used is based upon various option-pricing models. On a quarterly basis, a sensitivity analysis is performed on our marketability discount.

(4)
We adjust the contractual remaining term of private company warrants based on our estimate of the actual remaining life, which we determine by utilizing historical data on cancellations and exercises. At March 31, 2017, the weighted average contractual remaining term was 5.9 years, compared to our estimated remaining life of 2.6 years. On a quarterly basis, a sensitivity analysis is performed on our remaining life assumption.

For the three months ended March 31, 2017 and 2016, we did not have any transfers between Level 2 and Level 1 or transfers between Level 3 and Level 1. Transfers from Level 3 to Level 2 for the three months ended March 31, 2017 and 2016 were due primarily to the expiration of lock-up, and other sales restrictions on certain of our public warrant positions. All other transfers from Level 3 to Level 2 for the three months ended March 31, 2017 and 2016, were due to the transfer of equity warrant assets from our private portfolio to our public portfolio (see our Level 3 reconciliation above). All amounts reported as transfers represent the fair value as of the date of the change in circumstances that caused the transfer.
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
Non-Marketable Securities (Cost and Equity Method Accounting)
Non-marketable securities includes other investments (equity method accounting), venture capital and private equity fund investments (cost method accounting), and other venture capital investments (cost method accounting). Other investments (equity method accounting) includes our investment in SPD-SVB, our joint venture bank in China. At this time, the carrying value of our investment in SPD-SVB is a reasonable estimate of fair value. The fair value of the remaining other investments (equity method accounting) and the fair value of venture capital and private equity fund investments (cost method accounting) and other venture capital investments (cost method accounting) is based on financial information obtained from the fund investments' or debt fund investments' respective general partners. For private company investments, estimated fair value is based on consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies, and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the net asset value per share as obtained from the general partners of the investments. We adjust the net asset value per share for differences between our measurement date and the date of the fund investment’s net asset value by using the most recently available financial information from the investee general partner, for example December 31st, for our March 31st consolidated financial statements, adjusted for any contributions paid, distributions received from the investment, and significant fund transactions or market events during the reporting period.
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
Letters of credit are carried at their fair value, which was equivalent to the residual premium or fee at March 31, 2017 and December 31, 2016. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.
The following fair value hierarchy table presents the estimated fair values of our financial instruments that are not carried at fair value at March 31, 2017 and December 31, 2016:

		Estimated Fair Value
(Dollars in thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
March 31, 2017:
Financial assets:
Cash and cash equivalents	$3,795,679	$3,795,679	$3,795,679	$—	$—
Held-to-maturity securities	8,615,695	8,567,817	—	8,567,817	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	121,108	125,650	—	—	125,650
Non-marketable securities (cost and equity method accounting) measured at net asset value	239,275	346,890	—	—	—
Net commercial loans	17,953,251	18,165,969	—	—	18,165,969
Net consumer loans	2,231,070	2,267,387	—	—	2,267,387
FHLB and Federal Reserve Bank stock	57,592	57,592	—	—	57,592
Accrued interest receivable	110,949	110,949	—	110,949	—
Financial liabilities:
Other short-term borrowings	5,163	5,163	5,163	—	—
Non-maturity deposits (1)	41,038,552	41,038,552	41,038,552	—	—
Time deposits	41,148	40,982	—	40,982	—
3.50% Senior Notes	347,059	340,582	—	340,582	—
5.375% Senior Notes	347,733	379,236	—	379,236	—
6.05% Subordinated Notes (2)	46,223	46,587	—	46,587	—
7.0% Junior Subordinated Debentures	54,450	54,021	—	54,021	—
Accrued interest payable	4,990	4,990	—	4,990	—
Off-balance sheet financial assets:
Commitments to extend credit	—	21,127	—	—	21,127
December 31, 2016:
Financial assets:
Cash and cash equivalents	$2,545,750	$2,545,750	$2,545,750	$—	$—
Held-to-maturity securities	8,426,998	8,376,138	—	8,376,138	—
Non-marketable securities (cost and equity method accounting) not measured at net asset value	120,037	127,343	—	—	127,343
Non-marketable securities (cost and equity method accounting) measured at net asset value	245,626	353,870	—	—	—
Net commercial loans	17,518,430	17,811,356	—	—	17,811,356
Net consumer loans	2,156,148	2,199,501	—	—	2,199,501
FHLB and Federal Reserve Bank stock	57,592	57,592	—	—	57,592
Accrued interest receivable	111,222	111,222	—	111,222	—
Financial liabilities:
Short-term FHLB advances	500,000	500,000	500,000	—	—
Other short-term borrowings	12,668	12,668	12,668	—	—
Non-maturity deposits (1)	38,923,750	38,923,750	38,923,750	—	—
Time deposits	56,118	55,949	—	55,949	—
3.50% Senior Notes	346,979	337,600	—	337,600	—
5.375% Senior Notes	347,586	378,777	—	378,777	—
6.05% Subordinated Notes (2)	46,646	47,489	—	47,489	—
7.0% Junior Subordinated Debentures	54,493	53,140	—	53,140	—
Accrued interest payable	12,013	12,013	—	12,013	—
Off-balance sheet financial assets:
Commitments to extend credit	—	22,074	—	—	22,074

(1)	Includes noninterest-bearing demand deposits, interest-bearing checking accounts, money market accounts and interest-bearing sweep deposits.

(2)
At March 31, 2017 and December 31, 2016, included in the carrying value and estimated fair value of our 6.05% Subordinated Notes was an interest rate swap valued at $0.3 million and $0.8 million, respectively, related to hedge accounting associated with the notes.

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
The following table is a summary of the estimated fair values of these investments and remaining unfunded commitments for each major category of these investments as of March 31, 2017:

(Dollars in thousands)	Carrying Amount	Fair Value	Unfunded Commitments
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$139,715	$139,715	$4,585
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments (2)	85,529	85,529	4,953
Debt funds (2)	16,509	17,676	—
Other investments (2)	19,994	19,994	715
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments (2)	117,243	223,691	9,633
Total	$378,990	$486,605	$19,886

(1)
Venture capital and private equity fund investments within non-marketable securities (fair value accounting) include investments made by our managed funds of funds and one of our direct venture funds. These investments represent investments in venture capital and private equity funds that invest primarily in U.S. and global technology and life science/healthcare companies. Included in the fair value and unfunded commitments of fund investments under fair value accounting are $103.9 million and $3.5 million, respectively, attributable to noncontrolling interests. It is estimated that we will receive distributions from the fund investments over the next 10 to 13 years, depending on the age of the funds and any potential extensions of terms of the funds.

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
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank extends credit to related parties, including executive officers, directors, principal shareholders and their related interests. Additionally, we provide real estate secured loans to eligible employees through our EHOP. For additional details, see Note 16—“Employee Compensation and Benefit Plans" under Part II, Item 8 of our 2016 Form 10-K.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 of this report, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:

•
Financial projections, including with respect to our net interest income, noninterest income, earnings per share, noninterest expenses (including professional services, compliance, compensation and other costs), cash flows, balance sheet positions, capital expenditures, liquidity and capitalization or other financial items;

•	Descriptions of our strategic initiatives, plans or objectives for future operations, including pending sales or acquisitions;

•	Forecasts of private equity/venture capital funding and investment levels;

•	Forecasts of future interest rates, economic performance, and income from investments;

•	Forecasts of expected levels of provisions for loan losses, nonperforming loans, loan growth and client funds; and

•	Descriptions of assumptions underlying or relating to any of the foregoing.
You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” "could," "would," “predict,” “potential,” “continue,” “anticipate,” “believe,” “estimate,” “assume,” “seek,” “expect,” “plan,” “intend,” the negative of such words, or comparable terminology. Forward-looking statements are neither historical facts nor assurances of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our current beliefs as well as our assumptions, and such expectations may prove to be incorrect. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements. Important factors that could cause our actual results and financial condition to differ from the expectations stated in the forward-looking statements include, among others:

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

•	Our overall investment plans and strategies; the realization, timing, valuation and performance of our equity or other investments;

•	The levels of public offerings, mergers and acquisitions and venture capital investment activity of our clients that may impact the borrowing needs of our clients;

•	The occurrence of fraudulent activity, including breaches of our information security or cyber security-related incidents;

•	Business disruptions and interruptions due to natural disasters and other external events;

•	The impact on our reputation and business from our interactions with business partners, counterparties, service providers and other third parties;

•	Expansion of our business internationally, and the impact of international market and economic events on us;

•	The impact of governmental policy, legal requirements and regulations, including the Dodd-Frank Act, the Volcker Rule and Federal Reserve and other regulatory requirements;

•	The impact of lawsuits and claims, as well as, legal or regulatory proceedings;

•	Changes in accounting standards and tax laws;

•	The levels of equity capital available to our client or portfolio companies;

•	The effectiveness of our risk management framework and quantitative models;

•	The sale of impaired assets;

•	Our ability to maintain or increase our market share, including through successfully implementing our business strategy and undertaking new business initiatives; and

•	Other factors as discussed in “Risk Factors” under Part I, Item 1A in our 2016 Form 10-K.

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
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our 2016 Form 10-K.
Volcker Rule
SVB Financial is subject to the Volcker Rule and is required to come into conformance with the Rule’s requirements regarding covered funds by July 21, 2017 with respect to covered funds in which SVB Financial invested or SVB Financial sponsored as of December 31, 2013.  The Federal Reserve may extend the conformance deadline for up to an additional five years (until July 2022) for investments that are considered illiquid. We have applied for the maximum extension (up to July 2022) available to us. However, there is no guarantee that the Federal Reserve Board will grant any further extensions and in order to be compliant with the Volcker Rule, SVB Financial may be required to reduce some or all of its investments in covered funds by July 2017. At least some of SVB Financial's investments in covered funds likely will reduce over time in the ordinary course before compliance with the Volcker Rule is required. However, a forced sale or restructuring of SVB Financial's investments in covered funds due to the Volcker Rule would likely result in SVB Financial receiving less than the carrying value of such investments (or other adverse consequences), as there could be a limited secondary market for these investments and SVB Financial may be unable to sell them in orderly transactions. See "Non-Marketable and Other Securities" in the "Consolidated Financial Condition" under Part I, Item 2 of this report for further details on Volcker Rule and our investments.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2016 Form 10-K.)
Reclassifications
Certain prior period amounts, primarily related to the changes to our income statement presentation of gains on derivative instruments, net and provision for unfunded credit commitments have been reclassified to conform to current period presentations.

Management’s Overview of First Quarter 2017 Performance
Overall, we had a solid first quarter in 2017, which was marked by solid loan growth, healthy total client funds growth, driven by our off-balance sheet client investment funds, higher net interest income, stable credit quality, and higher investment securities and warrant gains. Additionally, we saw higher noninterest expense, primarily from increased compensation and benefits expenses as well as professional service expenses reflective of increased headcount and expenses to support our growth and regulatory compliance initiatives. Our core business continues to perform well as a result of our ongoing focus on innovation companies and their investors and continued efforts to secure client relationships. We saw continued success in working with private equity/venture capital firms as well as growth of our private banking division, which offers products and services to private equity/venture capital professionals and executive leaders of the innovation companies they support. Additionally, we saw strong borrowing activity from our life science/healthcare clients.
A summary of our performance for the three months ended March 31, 2017 (compared to the three months ended March 31, 2016, where applicable) is as follows:

BALANCE SHEET	EARNINGS
Assets.  $45.3 billion in average total assets (up 2.5%). $46.4 billion in period-end total assets (up 6.5%).
Loans.  $20.1 billion in average total loan balances, net of unearned income (up 18.0%). $20.4 billion in period-end total loan balances, net of unearned income (up 15.2%).
Deposits.  $40.0 billion in average total deposit balances (up 1.8%). $41.1 billion in period-end total deposit balances (up 6.0%).
Off-Balance Sheet Client Investment Funds.  $46.1 billion in total average client investment fund balances (up 8.6%). $46.4 billion in total period-end client investment fund balances (up 9.8%).

 EPS.  Earnings per diluted share of $1.91 (up 25.7%).
Net Income.  Consolidated net income available to common stockholders of $101.5 million (up 28.2%).
- Net interest income of $310.0 million (up 10.2%).
- Net interest margin of 2.88% (up 21 bps).
- Noninterest income of $117.7 million (up 36.6%), with non-GAAP core fee income+ of $82.6 million (up 7.9%).
- Noninterest expense of $237.6 million (up 16.5%)

ROE.  Return on average equity (annualized) (“ROE”) performance of 11.03%.

CAPITAL	CREDIT QUALITY
Capital. Continued strong capital levels, with all capital ratios considered "well-capitalized" under banking regulations. SVBFG and SVB capital ratios, respectively, were:
- CET 1 risk-based capital ratio of 13.05% and 12.75%.
- Tier 1 risk-based capital ratio of 13.44% and 12.75%.
- Total risk-based capital ratio of 14.45% and 13.80%.
- Tier 1 leverage ratio of 8.51% and 7.81%.

Credit Quality.  Continued disciplined underwriting.
- Allowance for loan losses of 1.18% as a percentage of period-end total gross loans.
- Provision for loan losses of 0.59% as a percentage of period-end total gross loans (annualized).
- Net loan charge-offs of 0.25% as a percentage of average total gross loans (annualized).

+ Consists of fee income for deposit services, letters of credit, credit cards, client investments, foreign exchange and lending-related activities. This is a non-GAAP financial metric. (See the non-GAAP reconciliation under “Results of Operations—Noninterest Income”)

A summary of our performance for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollars in thousands, except per share data, employees and ratios)	2017	2016	% Change

Diluted earnings per common share	$1.91	$1.52	25.7%
Net income available to common stockholders	101,483	79,174	28.2
Net interest income	309,993	281,421	10.2
Net interest margin	2.88%	2.67%	21	bps
Provision for credit losses	$30,734	$33,475	(8.2)%
Noninterest income	117,659	86,134	36.6
Noninterest expense	237,633	203,899	16.5
Non-GAAP core fee income (1)	82,578	76,542	7.9
Non-GAAP noninterest income, net of noncontrolling interests (1)	111,100	88,805	25.1
Non-GAAP noninterest expense, net of noncontrolling interests (2)	237,464	203,990	16.4
Balance Sheet:
Average available-for-sale securities	$12,550,264	$14,692,632	(14.6)%
Average held-to-maturity securities	8,600,176	8,658,684	(0.7)
Average loans, net of unearned income	20,069,314	17,012,435	18.0
Average noninterest-bearing demand deposits	32,709,423	31,219,504	4.8
Average interest-bearing deposits	7,249,112	8,048,625	(9.9)
Average total deposits	39,958,535	39,268,129	1.8
Earnings Ratios:
Return on average assets (annualized) (3)	0.91%	0.72%	26.4%
Return on average SVBFG stockholders’ equity (annualized) (4)	11.03	9.59	15.0
Asset Quality Ratios:
Allowance for loan losses as a % of total period-end gross loans	1.18%	1.29%	(11)	bps
Allowance for loan losses for performing loans as a % of total gross performing loans	0.94	1.01	(7)
Gross loan charge-offs as a % of average total gross loans (annualized)	0.28	0.61	(33)
Net loan charge-offs as a % of average total gross loans (annualized)	0.25	0.50	(25)
Capital Ratios:
CET 1 risk-based capital ratio	13.05%	12.38%	67	bps
Tier 1 risk-based capital ratio	13.44	12.86	58
Total risk-based capital ratio	14.45	13.90	55
Tier 1 leverage ratio	8.51	7.69	82
Tangible common equity to tangible assets (5)	8.11	7.76	35
Tangible common equity to risk-weighted assets (5)	13.12	12.82	30
Bank CET 1 risk-based capital ratio	12.75	12.57	18
Bank tier 1 risk-based capital ratio	12.75	12.57	18
Bank total risk-based capital ratio	13.80	13.66	14
Bank tier 1 leverage ratio	7.81	7.19	62
Bank tangible common equity to tangible assets (5)	7.66	7.55	11
Bank tangible common equity to risk-weighted assets (5)	12.82	13.03	(21)
Other Ratios:
GAAP operating efficiency ratio (6)	55.57%	55.47%	0.2%
Non-GAAP operating efficiency ratio (2)	56.35	55.05	2.4
Book value per common share (7)	$71.80	$65.40	9.8
Other Statistics:
Average full-time equivalent employees	2,345	2,160	8.6%
Period-end full-time equivalent employees	2,347	2,170	8.2

(1)	See “Results of Operations–Noninterest Income” for a description and reconciliation of non-GAAP core fee income and noninterest income.

(2)	See “Results of Operations–Noninterest Expense” for a description and reconciliation of non-GAAP noninterest expense and non-GAAP operating efficiency ratio.

(3)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average assets.

(4)	Ratio represents annualized consolidated net income available to common stockholders divided by quarterly average SVBFG stockholders’ equity.

(5)	See “Capital Resources–Capital Ratios” for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

(6)	The operating efficiency ratio is calculated by dividing total noninterest expense by total taxable-equivalent net interest income plus noninterest income.

(7)	Book value per common share is calculated by dividing total SVBFG stockholders’ equity by total outstanding common shares at period-end.
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
There have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2016 Form 10-K.
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

	2017 Compared to 2016
	Three months ended March 31, increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell, trade receivables purchased and other short-term investment securities	$458	$608	$1,066
Fixed income investment portfolio (taxable)	(8,693)	7,446	(1,247)
Fixed income investment portfolio (non-taxable)	388	(312)	76
Loans, net of unearned income	33,196	(3,797)	29,399
Increase in interest income, net	25,349	3,945	29,294
Interest expense:
Interest bearing checking and savings accounts	16	(2)	14
Money market deposits	(159)	711	552
Money market deposits in foreign offices	2	(1)	1
Time deposits	(4)	(2)	(6)
Sweep deposits in foreign offices	(32)	—	(32)
Total (decrease) increase in deposits expense	(177)	706	529
Short-term borrowings	39	39	78
3.50% Senior Notes	2	—	2
5.375% Senior Notes	6	3	9
Junior Subordinated Debentures	(4)	5	1
6.05% Subordinated Notes	(10)	87	77
Total increase in borrowings expense	33	134	167
(Decrease) increase in interest expense, net	(144)	840	696
Increase in net interest income	$25,493	$3,105	$28,598
Net Interest Income (Fully Taxable Equivalent Basis)
Three months ended March 31, 2017 and 2016
Net interest income increased by $28.6 million to $310.3 million for the three months ended March 31, 2017, compared to $281.7 million for the comparable 2016 period. Overall, our net interest income increased primarily from interest earned on loans, reflective of higher average loan balances driven by strong loan growth from our private equity/venture capital and SVB Private Bank loan portfolios.
The main factors affecting interest income for the three months ended March 31, 2017, compared to the comparable 2016 period are discussed below:

•	Interest income for the three months ended March 31, 2017 increased by $29.3 million due primarily to:

◦
A $29.4 million increase in interest income on loans to $227.3 million for the three months ended March 31, 2017, compared to $197.9 million for the comparable 2016 period. The increase was reflective of an increase in average loan balances of $3.1 billion, partially offset by a decrease in both gross loan yields and loan fee yields. Gross loan yields, excluding loan interest recoveries and loan fees, decreased to 4.03 percent from 4.06 percent, reflective of a shift in the mix of our overall loan portfolio from the first quarter of 2016, as well as continued competition which has put downward pressure on the loan yields for newly originated loans and renewals of existing loans, primarily in the Private Equity Division, SVB Accelerator practice and Sponsored Finance group. The decreases in the shift in the mix of our portfolio and margin compression from competition were partially offset by the 25 basis point increase in the target federal funds rate by the Federal Reserve in both December 2016 and March 2017. The shift in the mix of loans primarily reflects growth in private equity/venture capital and SVB Private Bank loans, which tend to be higher credit quality, lower yielding loans. Loan fee yields decreased five basis points to 55 basis points, from 60 basis points in the comparable 2016 period. This decrease was a result of lower amortizing fee income as a percentage of our overall loan portfolio, primarily reflective of the growth of our private equity/venture capital and SVB Private Bank loans which tend to have lower fees.

◦
A $1.1 million increase in interest income from our Federal Reserve deposits to $3.1 million, compared to $2.1 million in 2016. The increase is reflective of the increase in the target federal funds rate by the Federal Reserve in December 2016 as well as higher average interest-earning cash balances in the first quarter of 2017 as compared to the first quarter of 2016.

◦
A $1.2 million decrease in interest income on fixed income investment securities to $90.8 million for the three months ended March 31, 2017, compared to $92.0 million for the comparable 2016 period. The decrease was reflective primarily of a decrease in average fixed income investment securities of $2.2 billion from the first quarter of 2016, as a result of our $2.9 billion of sales of investment securities during the first and second quarters of 2016 to fund loans and repay short-term borrowings. The decrease was partially offset by lower premium amortization expense and higher yields on our fixed income investment portfolio both reflective of higher market interest rates in the latter half of 2016 and during the first quarter of 2017.

Net Interest Margin (Fully Taxable Equivalent Basis)
Three months ended March 31, 2017 and 2016

•
Our net interest margin increased by 21 basis points to 2.88 percent for the three months ended March 31, 2017, compared to 2.67 percent for the comparable 2016 period. The higher margin during the first quarter of 2017 was reflective primarily of a shift in the mix of our average interest-earning assets towards our loan portfolio as well as from the impact of the changes in the federal funds target rate from December 2015 through March 2017. The shift was reflective of the utilization of fixed income investment securities to fund loan growth in 2016 as a result of the tempered growth in average deposits. Average loans represented 46 percent of interest earning assets for the first quarter of 2017 compared to 40 percent for the comparable 2016 period.

Average Balances, Yields and Rates Paid (Fully Taxable Equivalent Basis)
The average yield earned on interest-earning assets is the amount of annualized fully taxable equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, noncontrolling interests and SVBFG stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2017 and 2016:

Average Balances, Rates and Yields for the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal Reserve deposits, federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$2,502,930	$3,136	0.51%	$2,130,958	$2,070	0.39%
Investment securities: (2)
Available-for-sale securities:
Taxable	12,550,264	45,707	1.48	14,692,632	50,083	1.37
Held-to-maturity securities:
Taxable	8,495,674	44,096	2.10	8,595,081	40,967	1.92
Non-taxable (3)	104,502	994	3.86	63,603	918	5.81
Total loans, net of unearned income (4) (5)	20,069,314	227,341	4.59	17,012,435	197,942	4.68
Total interest-earning assets	43,722,684	321,274	2.98	42,494,709	291,980	2.76
Cash and due from banks	354,684			402,433
Allowance for loan losses	(234,274)			(225,344)
Other assets (6)	1,457,940			1,518,392
Total assets	$45,301,034			$44,190,190
Funding sources:
Interest-bearing liabilities:
Interest bearing checking and savings accounts	$394,928	$75	0.08%	$313,460	$61	0.08%
Money market deposits	5,525,682	1,498	0.11	6,097,575	946	0.06
Money market deposits in foreign offices	151,474	16	0.04	132,171	15	0.05
Time deposits	53,811	17	0.13	67,466	23	0.14
Sweep deposits in foreign offices	1,123,217	111	0.04	1,437,953	143	0.04
Total interest-bearing deposits	7,249,112	1,717	0.10	8,048,625	1,188	0.06
Short-term borrowings	67,471	120	0.72	44,752	42	0.38
3.50% Senior Notes	347,008	3,142	3.67	346,693	3,140	3.64
5.375% Senior Notes	347,636	4,851	5.66	347,063	4,842	5.61
Junior Subordinated Debentures	54,478	832	6.19	54,654	831	6.12
6.05% Subordinated Notes	46,498	271	2.36	48,295	194	1.62
Total interest-bearing liabilities	8,112,203	10,933	0.55	8,890,082	10,237	0.46
Portion of noninterest-bearing funding sources	35,610,481			33,604,627
Total funding sources	43,722,684	10,933	0.10	42,494,709	10,237	0.09
Noninterest-bearing funding sources:
Demand deposits	32,709,423			31,219,504
Other liabilities	612,800			624,796
SVBFG stockholders’ equity	3,732,134			3,322,362
Noncontrolling interests	134,474			133,446
Portion used to fund interest-earning assets	(35,610,481)			(33,604,627)
Total liabilities, noncontrolling interest, and SVBFG stockholders’ equity	$45,301,034			$44,190,190
Net interest income and margin		$310,341	2.88%		$281,743	2.67%
Total deposits	$39,958,535			$39,268,129
Reconciliation to reported net interest income:
Adjustments for taxable equivalent basis		(348)			(322)
Net interest income, as reported		$309,993			$281,421

(1)
Includes average interest-earning deposits in other financial institutions of $799 million and $566 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, balances also include $1.6 billion and $1.5 billion, respectively, deposited at the FRB, earning interest at the Federal Funds target rate.

(2)	Yields on interest-earning investment securities do not give effect to changes in fair value that are reflected in other comprehensive income.

(3)	Interest income on non-taxable investment securities are presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented.

(4)	Nonaccrual loans are reflected in the average balances of loans.

(5)	Interest income includes loan fees of $27 million and $25 million for the three months ended March 31, 2017 and 2016, respectively.

(6)
Average investment securities of $658 million and $781 million for the three months ended March 31, 2017 and 2016, respectively, were classified as other assets as they were noninterest-earning assets. These investments consisted primarily of non-marketable and other securities.

Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded credit commitments. Our provision for loan losses is a function of our reserve methodology, which is used to determine an appropriate allowance for loan losses for the period.  Our reserve methodology is based on our evaluation of the existing allowance for loan losses in relation to total gross loans using historical and other objective information, and on our qualitative assessment of the inherent and identified credit risk of the loan portfolio. Our provision for unfunded credit commitments is determined using a methodology that is similar to the methodology used for calculating the allowance for loan losses, adjusted for factors specific to binding commitments, including the probability of funding and exposure at funding. Our provision for unfunded credit commitments equals our best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date.
The following table summarizes our allowance for loan losses and the allowance for unfunded credit commitments for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands, except ratios)	2017	2016
Allowance for loan losses, beginning balance	$225,366	$217,613
Provision for loan losses (1)	29,679	33,341
Gross loan charge-offs	(14,030)	(26,174)
Loan recoveries	1,792	4,813
Foreign currency translation adjustments (2)	323	656
Allowance for loan losses, ending balance	$243,130	$230,249

Allowance for unfunded credit commitments, beginning balance	$45,265	$34,415
Provision for unfunded credit commitments (1)	1,055	134
Foreign currency translation adjustments	15	(8)
Allowance for unfunded credit commitments, ending balance (3)	$46,335	$34,541
Ratios and other information:
Provision for loan losses as a percentage of period-end total gross loans (annualized)	0.59%	0.75%
Gross loan charge-offs as a percentage of average total gross loans (annualized)	0.28	0.61
Net loan charge-offs as a percentage of average total gross loans (annualized)	0.25	0.50
Allowance for loan losses as a percentage of period-end total gross loans	1.18	1.29
Provision for credit losses (1)	$30,734	$33,475
Period-end total gross loans	20,548,651	17,846,081
Average total gross loans	20,189,562	17,123,718

(1)
Our consolidated statements of income were modified from prior periods’ presentation to conform to the current period presentation, which reflect our provision for loan losses and provision for unfunded credit commitments together as our “provision for credit losses”.

(2)
Reflects foreign currency translation adjustments within the allowance for loan losses. Prior period amount was previously reported with loan recoveries and has been revised to conform to the current period presentation.

(3)	The “allowance for unfunded credit commitments” is included as a component of “other liabilities.”

Three months ended March 31, 2017 and 2016
Our provision for credit losses was $30.7 million for the first quarter of 2017, consisting of a provision for loan losses of $29.7 million and a provision for unfunded credit commitments of $1.0 million. Our provision for credit losses was $33.5 million for the first quarter of 2016, consisting of a provision for loan losses of $33.3 million and a provision for unfunded credit commitments of $0.2 million.
Our provision for loan losses was $29.7 million for the three months ended March 31, 2017, compared to a provision of $33.3 million for the comparable 2016 period. The provision of $29.7 million primarily reflected $25.4 million in specific reserves for net new nonaccrual loans and a $5.0 million increase in reserves for period-end loan growth.
The provision for loan losses of $33.3 million for the first quarter of 2016 was driven primarily by $9.5 million in increased reserves attributable to period-end loan growth and an increase in our overall reserves of $3.9 million for performing loans driven by a shift in the mix of our loan portfolio, as well as reflective of net charge-offs.

The provision for unfunded credit commitments of $1.0 million for the first quarter of 2017 was driven primarily by the increase in the large credit component of the unfunded credit commitment portfolio, partially offset by a decrease of $0.7 billion in unfunded credit commitment balances. The provision for unfunded credit commitments of $0.1 million for the first quarter of 2016 was driven primarily by an increase in unfunded credit commitments of $0.3 billion from the fourth quarter of 2015.
Gross loan charge-offs were $14.0 million for the first quarter of 2017, of which $5.4 million was not specifically reserved for at December 31, 2016. Our early-stage client portfolio included $12.4 million of gross loan charge-offs primarily from our software/internet loan portfolio.
Gross loan charge-offs of $26.2 million for the first quarter of 2016 included $15.4 million from early-stage client loans and $8.2 million from one late-stage client loan. These charge-offs were primarily from our software/internet loan portfolio.
Net loan charge-offs of $12.2 million represented 0.25 percent of average total gross loans, compared to net charge-offs of $21.4 million, or 0.50 percent of average total gross loans for the comparable 2016 period. The decrease in net loan charge-offs as a percentage of average total gross loans was reflective primarily of the decrease in gross loan charge-offs as discussed above.
See “Consolidated Financial Condition—Credit Quality and Allowance for Loan Losses” below and Note 7—"Loans and Allowance for Loan Losses and Allowance for Unfunded Credit Commitments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report for further details on our allowance for loan losses.
Noninterest Income
For the three months ended March 31, 2017, noninterest income was $117.7 million compared to $86.1 million for the comparable 2016 period. For the three months ended March 31, 2017, non-GAAP noninterest income, net of noncontrolling interests was $111.1 million compared to $88.8 million for the comparable 2016 period. For the three months ended March 31, 2017, non-GAAP core fee income was $82.6 million compared to $76.5 million for the comparable 2016 period. (See reconciliations of non-GAAP measures used below under "Use of Non-GAAP Financial Measures".)
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
Included in net income is income and expense attributable to noncontrolling interests. We recognize, as part of our investment funds management business through SVB Capital, the entire income or loss from funds consolidated in accordance with ASC Topic 810 as discussed in Note 1—"Basis of Presentation" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report. We are required under GAAP to consolidate 100% of the results of these entities, even though we may own less than 100% of such entities. The relevant amounts attributable to investors other than us are reflected under “Net Income Attributable to Noncontrolling Interests” on our statements of income. Where applicable, the tables below for noninterest income and net gains on investment securities exclude noncontrolling interests.
Core fee income is a non-GAAP financial measure, which represents GAAP noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. Core fee income includes foreign exchange fees, deposit service charges, credit card fees, lending related fees, client investment fees and letters of credit fees.

The following table provides a reconciliation of GAAP noninterest income to non-GAAP noninterest income, net of noncontrolling interests, for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
GAAP noninterest income	$117,659	$86,134	36.6%
Less: income (loss) attributable to noncontrolling interests, including carried interest allocation	6,559	(2,671)	NM
Non-GAAP noninterest income, net of noncontrolling interests	$111,100	$88,805	25.1

NM—Not meaningful
The following table provides a reconciliation of GAAP noninterest income to non-GAAP core fee income for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
GAAP noninterest income	$117,659	$86,134	36.6%
Less: gains (losses) on investment securities, net	15,970	(4,684)	NM
Less: gains on equity warrant assets, net	6,690	6,606	1.3
Less: other noninterest income	12,421	7,670	61.9
Non-GAAP core fee income (1)	$82,578	$76,542	7.9

NM—Not meaningful

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
Our available-for-sale securities portfolio represents primarily interest-earning fixed income investment securities and is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and addressing our asset/liability management objectives. Sales of equity securities held as a result of our exercised warrants, result in net gains or losses on investment securities. These sales are conducted pursuant to the guidelines of our investment policy related to the management of our liquidity position and interest rate risk. Though infrequent, sales of investment securities in our AFS securities portfolio may result in net gains or losses and are also conducted pursuant to the guidelines of our investment policy.
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China ("SPD-SVB")), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. We experience variability in the performance of our non-marketable and other securities from quarter to quarter, which results in net gains or losses on investment securities (both realized and unrealized). This variability is due to a number of factors, including unrealized changes in the values of our investments, changes in the amount of realized gains and losses from distributions, changes in liquidity events and general economic and market conditions. Unrealized gains or losses from non-marketable and other securities for any single period are typically driven by valuation changes, and are therefore subject to potential increases or decreases in future periods. Such variability may lead to volatility in the gains or losses from investment securities. As such, our results for a particular period are not necessarily indicative of our expected performance in a future period.
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

Three months ended March 31, 2017 and 2016
For the three months ended March 31, 2017, we had net gains on investment securities of $16.0 million, compared to net losses of $4.7 million for the comparable 2016 period. Net gains on investment securities, net of noncontrolling interests, were $9.5 million for the three months ended March 31, 2017, compared to net losses of $2.0 million for the comparable 2016 period.
Net gains on investment securities, net of noncontrolling interests, of $9.5 million for the three months ended March 31, 2017 were driven by the following:

•
Gains of $5.7 million from our strategic and other investments portfolio, comprised of gains of $3.4 million related to the partial sale of shares of one of our direct equity investments as well as gains from distributions from our strategic venture capital fund investments, and

•
Gains of $3.6 million from our managed funds of funds portfolio, related primarily to net unrealized valuation increases in the investments held by the funds driven by IPO, M&A and private equity-backed financing activity during the first quarter of 2017.

The following tables provide a reconciliation of GAAP total gains (losses) on investment securities, net, to non-GAAP net gains (losses) on investment securities, net of noncontrolling interests, for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	Managed Funds of Funds	Managed Direct Venture Funds	Debt Funds	Available- For-Sale Securities	Strategic and Other Investments	Total
Three months ended March 31, 2017
Total gains (losses) on investment securities, net	$10,033	$96	$(431)	$608	$5,664	$15,970
Less: income attributable to noncontrolling interests, including carried interest allocation	6,420	42	—	—	—	6,462
Non-GAAP net gains (losses) on investment securities, net of noncontrolling interests	$3,613	$54	$(431)	$608	$5,664	$9,508

Three months ended March 31, 2016
Total (losses) gains on investment securities, net	$(6,481)	$(634)	$855	$(817)	$2,393	$(4,684)
Less: (losses) attributable to noncontrolling interests, including carried interest allocation	(2,587)	(129)	—	—	—	(2,716)
Non-GAAP net (losses) gains on investment securities, net of noncontrolling interests	$(3,894)	$(505)	$855	$(817)	$2,393	$(1,968)
Gains on Equity Warrant Assets, Net
A summary of gains on equity warrant assets, net, for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Equity warrant assets (1)
Gains on exercises, net	$7,956	$6,849	16.2%
Cancellations and expirations	(634)	(615)	3.1
Changes in fair value	(632)	372	NM
Gains on equity warrant assets, net	$6,690	$6,606	1.3

NM—Not meaningful

(1)
At March 31, 2017, we held warrants in 1,762 companies, compared to 1,670 companies at March 31, 2016. The total value of our warrant portfolio was $124 million at March 31, 2017 and $131 million at March 31, 2016. Warrants in 13 companies each had values greater than $1.0 million and collectively represented $29.2 million, or 23.5 percent, of the fair value of the total warrant portfolio at March 31, 2017.

Three months ended March 31, 2017 and 2016
Net gains on equity warrant assets were $6.7 million for the three months ended March 31, 2017, compared to net gains of $6.6 million for the comparable 2016 period. Net gains on equity warrant assets consisted of:

◦
Net gains of $8.0 million from the exercise of equity warrant assets during the three months ended March 31, 2017, compared to net gains of $6.8 million for the comparable 2016 period, primarily reflective of increased M&A activity in the portfolio, and

◦
Net losses of $0.6 million from changes in warrant valuations for the three months ended March 31, 2017, compared to net gains of $0.4 million for the comparable 2016 period, primarily driven by a decline in valuation of one company in our private warrant portfolio of $1.9 million, partially offset by warrant valuation gains in the remaining portfolio.

Non-GAAP Core Fee Income

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Non-GAAP core fee income (1):
Foreign exchange fees	$26,247	$26,966	(2.7)%
Credit card fees	17,730	15,507	14.3
Deposit service charges	13,975	12,672	10.3
Client investment fees	9,026	7,995	12.9
Lending related fees	8,961	7,813	14.7
Letters of credit and standby letters of credit fees	6,639	5,589	18.8
Total non-GAAP core fee income (1)	$82,578	$76,542	7.9

(1)
This non-GAAP measure represents noninterest income, but excludes certain line items where performance is typically subject to market or other conditions beyond our control. See "Use of Non-GAAP Measures" above.

Foreign Exchange Fees
Foreign exchange fees were $26.2 million for the three months ended March 31, 2017, compared to $27.0 million for the comparable 2016 period. The decrease in foreign exchange fees was due primarily to a one-time reclassification of $2.9 million in foreign exchange fee income from noninterest income gains (losses) on derivative instruments for the three months ended March 31, 2016, offset by $2.0 million in increased revenues from our Corporate Finance client portfolio, for the three months ended March 31, 2017, reflective of increased foreign exchange activity post-Brexit.
Credit Card Fees
Credit card fees were $17.7 million for the three months ended March 31, 2017, compared to $15.5 million for the comparable 2016 period. The increase was primarily due to higher interchange fee income driven by an 18 percent increase in transaction volume reflective of higher spend by our commercial clients. The increase in interchange fee income was offset by a 42 percent increase in rebate/rewards expense for the three months ended March 31, 2017.
Deposit Service Charges
Deposit service charges were $14.0 million for the three months ended March 31, 2017, compared to $12.7 million for the comparable 2016 period. The increase was reflective of higher deposit client counts, as well as an increase in transaction volumes, during the three months ended March 31, 2017.
Client Investment Fees
Client investment fees were $9.0 million for the three months ended March 31, 2017, compared to $8.0 million for the comparable 2016 period. The increase was attributable primarily to an increase in average client investment fund balances of $3.6 billion driven by our clients’ increased utilization of off-balance sheet products managed by SVB Asset Management and third-party sweep money market funds, as well as from money fund rate increases across our off-balance sheet client investment fund platforms during 2016 through the first quarter of 2017.

The following table summarizes average client investment funds for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in millions)	2017	2016	% Change
Client directed investment assets (1)	$5,364	$7,318	(26.7)%
Client investment assets under management (2)	23,047	21,731	6.1
Sweep money market funds	17,719	13,423	32.0
Total average client investment funds (3)	$46,130	$42,472	8.6

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.
The following table summarizes period-end client investment funds at March 31, 2017 and December 31, 2016:

(Dollars in millions)	March 31, 2017	December 31, 2016	% Change
Client directed investment assets (1)	$5,241	$5,510	(4.9)%
Client investment assets under management (2)	23,292	23,115	0.8
Sweep money market funds	17,902	17,173	4.2
Total period-end client investment funds (3)	$46,435	$45,798	1.4

(1)	Comprised of mutual funds and Repurchase Agreement Program assets.

(2)	These funds represent investments in third party money market mutual funds and fixed-income securities managed by SVB Asset Management.

(3)	Client investment funds are maintained at third party financial institutions and are not recorded on our balance sheet.

Other Noninterest Income
A summary of other noninterest income for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Fund management fees	$5,169	$4,620	11.9%
Service-based fee income	1,895	2,092	(9.4)
Gains on revaluation of client foreign currency instruments, net (1)	2,754	3,653	(24.6)
Losses on client foreign exchange forward contracts, net (1)	(2,289)	(5,654)	(59.5)
Gains on revaluation of internal foreign currency instruments, net (2)	4,108	2,491	64.9
Losses on internal foreign exchange contracts, net (2)	(3,245)	(2,208)	47.0
Other (3)	4,029	2,676	50.6
Total other noninterest income	$12,421	$7,670	61.9

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

Three months ended March 31, 2017 and 2016
Total other noninterest income was $12.4 million for the three months ended March 31, 2017, compared to noninterest income of $7.7 million for the comparable 2016 period. The increase of $4.7 million in other noninterest income was due to the following:

•
Net gains of $0.5 million on client foreign exchange forward contracts and the revaluation of client foreign currency denominated cash for the three months ended March 31, 2017, compared to net losses of $2.0 million for the three months ended March 31, 2016 on client foreign exchange forward contracts and the revaluation of client foreign currency denominated cash. The net losses for the three months ended March 31, 2016 was primarily due to a reclassification of $2.8 million in unrealized gains on forward contracts to foreign exchange fee income reflecting fees earned on forward contracts executed on behalf of our clients that were previously recorded in gains on derivative instruments.

•	Fund management fees of $5.2 million as compared to fees of $4.6 million for the comparable 2016 period. The increase was due primarily to the addition of new managed funds at SVB Capital.
Noninterest Expense
A summary of noninterest expense for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Compensation and benefits	$147,176	$122,262	20.4%
Professional services	25,419	19,000	33.8
Premises and equipment	15,858	14,984	5.8
Business development and travel	9,195	12,246	(24.9)
Net occupancy	11,651	10,035	16.1
FDIC and state assessments	8,682	6,927	25.3
Correspondent bank fees	3,445	3,652	(5.7)
Other	16,207	14,793	9.6
Total noninterest expense (1)	$237,633	$203,899	16.5

(1)
Our consolidated statements of income were modified from prior periods' presentation to the current period presentation, which reflects our provision for loan losses and provision for unfunded credit commitments together as our "provision for credit losses". In prior periods, our provision for unfunded credit commitments were reported separately as a component of noninterest expense.

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

The table below provides a summary of non-GAAP noninterest expense and non-GAAP operating efficiency ratio, both net of noncontrolling interests for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands, except ratios)	2017	2016	% Change
GAAP noninterest expense	$237,633	$203,899	16.5%
Less: amounts attributable to noncontrolling interests	169	(91)	NM
Non-GAAP noninterest expense, net of noncontrolling interests	$237,464	$203,990	16.4

GAAP net interest income	$309,993	$281,421	10.2
Adjustments for taxable equivalent basis	348	322	8.1
Non-GAAP taxable equivalent net interest income	$310,341	$281,743	10.2
Less: income attributable to noncontrolling interests	7	3	133.3
Non-GAAP taxable equivalent net interest income, net of noncontrolling interests	$310,334	$281,740	10.1

GAAP noninterest income	$117,659	$86,134	36.6
Less: income attributable to noncontrolling interests	6,559	(2,671)	NM
Non-GAAP noninterest income, net of noncontrolling interests	$111,100	$88,805	25.1

GAAP total revenue	$427,652	$367,555	16.4
Non-GAAP taxable equivalent revenue, net of noncontrolling interests	$421,434	$370,545	13.7
GAAP operating efficiency ratio	55.57%	55.47%	0.2
Non-GAAP operating efficiency ratio (1)	56.35	55.05	2.4

NM—Not meaningful

(1)
The non-GAAP operating efficiency ratio is calculated by dividing non-GAAP noninterest expense, net of noncontrolling interests, by non-GAAP taxable-equivalent revenue, net of noncontrolling interests.

Compensation and Benefits Expense
The following table provides a summary of our compensation and benefits expense for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands, except employees)	2017	2016	% Change
Compensation and benefits:
Salaries and wages	$66,859	$59,386	12.6%
Incentive compensation & ESOP	33,819	26,628	27.0
Other employee incentives and benefits (1)	46,498	36,248	28.3
Total compensation and benefits	$147,176	$122,262	20.4
Period-end full-time equivalent employees	2,347	2,170	8.2
Average full-time equivalent employees	2,345	2,160	8.6

(1)
Other employee incentives and benefits includes employer payroll taxes, group health and life insurance, share-based compensation, 401(k), warrant and retention plans, agency fees and other employee-related expenses.

Compensation and benefits expense was $147.2 million for the three months ended March 31, 2017, compared to $122.3 million for the comparable 2016 period. The key changes in factors affecting compensation and benefits expense were as follows:

•
An increase of $7.5 million in salaries and wages, reflective primarily of an increase in the number of average full-time equivalent employees ("FTE") by 185 to 2,345 FTEs for the first quarter of 2017 compared to the first quarter of 2016, and annual pay raises. The increase in headcount was primarily to support our product development, operations, sales and advisory functions, as well as to support our commercial banking and regulatory compliance initiatives.

•
An increase of $7.2 million in expenses related to incentive compensation plans and ESOP. Our incentive compensation expense is higher in the first quarter of 2017 due to our expected full year performance for 2017 being higher than expectations for both our internal targets and as compared to selected peer banks ROE in comparison to expectations during the same period in 2016.

•
An increase of $10.3 million in total other employee incentives and benefits, related to various expenses, particularly employer payroll taxes, group health and life insurance and agency fees reflective of our increased headcount in the first quarter of 2017 compared to the first quarter of 2016. The increase in other employee incentives and benefits also includes an increase of $2.3 million in share-based compensation expense, primarily due to our current vesting expectations for our outstanding performance-based restricted stock awards as compared to our estimate for the first quarter of 2016, reflective of the increase in our stock price relative to our peers.

Our variable compensation plans consist primarily of our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, 401(k) and ESOP Plan, Retention Program and Warrant Incentive Plan (see descriptions in our 2016 Form 10-K). Total costs incurred under these plans were $44.3 million for the three months ended March 31, 2017, compared to $35.6 million for the comparable 2016 period. These amounts are included in total compensation and benefits expense discussed above.
Professional Services
Professional services expense was $25.4 million for the three months ended March 31, 2017, compared to $19.0 million for the comparable 2016 period. The increase was due primarily to increases in consulting, and audit and tax, expenses related to our regulatory compliance initiatives.
Net Occupancy
Net occupancy expense was $11.7 million for the three months ended March 31, 2017, compared to $10.0 million for the comparable 2016 period. The increase was primarily due to lease renewals at higher costs, reflective of market conditions, and the expansion of certain offices to support our growth.
FDIC and State Assessments
FDIC and state assessments expense was $8.7 million for the three months ended March 31, 2017, compared to $6.9 million for the comparable 2016 period. The increase was due primarily to the increase in our average assets, as well as an increase in the federal assessment rate structure effective January 1, 2016.
Other Noninterest Expense
A summary of other noninterest expense for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Lending and other client related processing costs	$5,539	$4,295	29.0%
Telephone	2,703	2,233	21.0
Data processing services	2,582	1,829	41.2
Dues and publications	795	802	(0.9)
Postage and supplies	749	790	(5.2)
Other	3,839	4,844	(20.7)
Total other noninterest expense	$16,207	$14,793	9.6

Net (Income) Loss Attributable to Noncontrolling Interests
Included in net income is income and expense attributable to noncontrolling interests. The relevant amounts allocated to investors in our consolidated subsidiaries, other than us, are reflected under “Net (income) loss attributable to noncontrolling interests” on our statements of income.
In the table below, noninterest income consists primarily of net investment gains and losses from our consolidated funds. Noninterest expense is primarily related to management fees paid by our managed funds to SVB Financial’s subsidiaries as the funds’ general partners. A summary of net income attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Net interest income (1)	$(7)	$(3)	133.3%
Noninterest (income) loss (1)	(5,454)	3,753	NM
Noninterest expense (1)	169	(91)	NM
Carried interest allocation (2)	(1,105)	(1,082)	2.1
Net (income) loss attributable to noncontrolling interests	$(6,397)	$2,577	NM

NM—Not meaningful

(1)	Represents noncontrolling interests’ share in net interest income, noninterest income and noninterest expense.

(2)	Represents the preferred allocation of income (or change in income) earned by us as the general partner of certain consolidated funds.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net income attributable to noncontrolling interests was $6.4 million for the first quarter of 2016, compared to net losses of $2.6 million for the comparable 2016 period. Net income attributable to noncontrolling interests of $6.4 million for the first quarter of 2017 was primarily a result of $6.5 million of net gains on investment securities (including carried interest allocation), of which, $6.4 million was from our managed funds of funds portfolio due to net unrealized valuation increases of investments held by the funds driven by increased IPO, M&A and private equity-backed financing activity during the first quarter of 2017. See "Results of Operations—Noninterest Income—Gains on Investment Securities, Net".
Income Taxes
Our effective income tax expense rate was 33.6 percent for the three months ended March 31, 2017, compared to 40.4 percent for the three months ended March 31, 2016. Our effective tax rate is calculated by dividing income tax expense by the sum of income before income tax expense and the net income attributable to noncontrolling interests.
The reduction in the effective tax rate for the first quarter of 2017 resulted from the recognition of a tax benefit of $6.1 million due to the adoption and implementation of Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance requires tax impacts from employee share-based transactions to be recognized in the provision for income taxes rather than additional paid-in-capital in stockholders' equity required under the previous guidance.
The effective tax rate for the three months ended March 31, 2017 also included a tax benefit of $4.7 million for the return of tax funds related to a prior years' tax return.
Excluding the impact of these tax items, we expect the annual effective tax rate for 2017 to be comparable to the full-year 2016 effective tax rate.
Operating Segment Results
We have three segments for which we report our financial information: Global Commercial Bank, SVB Private Bank and SVB Capital.
We report segment information based on the “management” approach, which designates the internal reporting used by management for making decisions and assessing performance as the source of our reporting segments. Please refer to Note 11—"Segment Reporting" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report for additional details.
The following is our reportable segment information for the three months ended March 31, 2017 and 2016:
Global Commercial Bank

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Net interest income	$275,684	$256,178	7.6%
Provision for credit losses	(28,889)	(32,703)	(11.7)
Noninterest income	79,519	74,759	6.4
Noninterest expense	(172,374)	(154,787)	11.4
Income before income tax expense	$153,940	$143,447	7.3
Total average loans, net of unearned income	$17,647,055	$14,919,735	18.3
Total average assets	42,888,336	41,533,434	3.3
Total average deposits	38,296,563	37,837,645	1.2

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Income before income tax expense from our Global Commercial Bank (“GCB”) increased to $153.9 million for the three months ended March 31, 2017, compared to $143.4 million for the comparable 2016 period, which reflected the continued acquisition of new clients and growth of our core commercial business. The key components of GCB's performance for the three months ended March 31, 2017 compared to the comparable 2016 period are discussed below.
Net interest income from GCB increased by $19.5 million for the three months ended March 31, 2017, due primarily to an increase in loan interest income resulting mainly from an increase in average loan balances, partially offset by lower yields.
GCB had a provision for credit losses of $28.9 million for the three months ended March 31, 2017, compared to $32.7 million for the comparable 2016 period. The provision of $28.9 million for the three months ended March 31, 2017 primarily reflected $25.4 million in specific reserves for net new nonaccrual loans and a $5.0 million increase in reserves for period-end loan growth.
The provision of $32.7 million for the three months ended March 31, 2016 was driven primarily by $9.5 million in increased reserves attributable to period-end loan growth and an increase in our overall reserves of $3.9 million for performing loans driven by a shift in the mix of our loan portfolio, as well as reflective of net charge-offs.
Noninterest income increased by $4.8 million for the three months ended March 31, 2017, related primarily to an increase across our core fees (higher credit card fees, deposit service charges, lending related fees and letters of credit/standby letters of credit).
Noninterest expense increased by $17.6 million for the three months ended March 31, 2017, due primarily to increased compensation and benefits and professional services expenses. Compensation and benefits expenses increased as a result of increased salaries and wages and higher incentive compensation expenses. The increase in GCB salaries and wages was due primarily to an increase in the average number of FTEs at GCB, which increased by 140 to 1,847 FTEs for the three months ended March 31, 2017, compared to 1,707 FTEs for the comparable 2016 period. The increase in incentive compensation expenses was due to the expectation of our performance to exceed budget for 2017. Professional services expense increased due to increases in consulting, audit and tax, and legal expenses related to our regulatory compliance initiatives.

SVB Private Bank

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Net interest income	$13,610	$13,672	(0.5)%
Provision for credit losses	(790)	(638)	23.8
Noninterest income	718	627	14.5
Noninterest expense	(3,919)	(3,405)	15.1
Income before income tax expense	$9,619	$10,256	(6.2)
Total average loans, net of unearned income	$2,245,317	$1,871,820	20.0
Total average assets	2,259,018	1,893,413	19.3
Total average deposits	1,336,849	1,130,736	18.2

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net interest income from SVB Private Bank decreased by $0.1 million for the three months ended March 31, 2017, due primarily to a higher funding charge for loans funded as loan growth exceeded deposit growth, offset by $2.5 million of higher interest income due to loan growth. SVB Private Bank loan yields were also lower due to continued competition.
Noninterest expense increased by $0.5 million for the three months ended March 31, 2017, due primarily to increased compensation and benefits expenses. Compensation and benefits expenses increased as a result of increased salaries and wages, reflective primarily of annual pay raises, and higher incentive compensation expenses due to the expectation of our performance to exceed budget for 2017.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2017	2016	% Change
Noninterest income	$16,775	$2,453	NM%
Noninterest expense	(3,472)	(3,913)	(11.3)
Income before income tax expense	$13,303	$(1,460)	NM
Total average assets	$372,876	$349,011	6.8

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
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
SVB Capital had noninterest income of $16.8 million for the three months ended March 31, 2017, compared to $2.5 million for the comparable 2016 period. The increase in noninterest income was due primarily to higher gains on investment securities compared to the comparable 2016 period. SVB Capital’s components of noninterest income primarily include the following:

•
Net gains on investment securities of $10.9 million for the three months ended March 31, 2017, compared to net losses of $1.9 million for the comparable 2016 period. The gains on investment securities of $10.9 million for the three months ended March 31, 2017 were related to the partial sale of shares of one of our direct equity investments as well as gains from distributions from our strategic venture capital fund investments and net unrealized valuation increases in the investments held by the funds driven by IPO, M&A and private equity-backed financing activity during the first quarter of 2017.

•	Fund management fees of $5.2 million compared to $4.6 million for the comparable 2016 period. The increase was due primarily to the addition of new managed funds at SVB Capital.
Consolidated Financial Condition
Our total assets and total liabilities and stockholders' equity were $46.4 billion at March 31, 2017 compared to $44.7 billion at December 31, 2016, an increase of $1.7 billion, or 3.9 percent. Below is a summary of the individual components driving the changes in total assets, total liabilities and stockholders' equity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $3.8 billion at March 31, 2017, an increase of $1.2 billion, or 49.1 percent, compared to $2.5 billion at December 31, 2016. The increase in period-end cash balances was primarily due to growth in our deposit balances during the three months ended March 31, 2017.
As of March 31, 2017 and December 31, 2016, $2.4 billion and $1.1 billion, respectively, of our cash and due from banks was deposited at the Federal Reserve Bank and was earning interest at the Federal Funds target rate, and interest-earning deposits in other financial institutions were $773 million and $721 million, respectively.
Investment Securities
Investment securities totaled $21.6 billion at March 31, 2017, a decrease of $0.1 billion, or 0.2 percent, compared to $21.7 billion at December 31, 2016. Our investment securities portfolio consists of: (i) an available-for-sale securities portfolio and a held-to-maturity securities portfolio, both of which represent primarily interest-earning fixed income investment securities; and (ii) a non-marketable and other securities portfolio, which represents primarily investments managed as part of our funds management business.

Available-for-Sale Securities
Our available-for-sale securities portfolio is primarily a fixed income investment portfolio that is managed to earn an appropriate portfolio yield over the long-term while maintaining sufficient liquidity and addressing our asset/liability management objectives. Period-end available-for-sale securities were $12.4 billion at March 31, 2017 compared to $12.6 billion at December 31, 2016, a decrease of $0.2 billion, or 1.9 percent. The $0.2 billion decrease in period-end AFS securities balances from the fourth quarter of 2016 to the first quarter of 2017 was due primarily to $0.8 billion in portfolio paydowns and maturities partially offset by purchases of $0.6 billion of agency backed mortgage securities.
Securities classified as available-for-sale are carried at fair value with changes in fair value recorded as unrealized gains or losses in a separate component of stockholders' equity.
The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income securities, carried at fair value, classified as available-for-sale as of March 31, 2017. The weighted average yield is computed using the amortized cost of fixed income investment securities, which are reported at fair value. For U.S. Treasury securities and U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain U.S. agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as available-for-sale typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
U.S. Treasury securities	$8,206,090	1.36%	$2,321,436	0.89%	$5,884,654	1.54%	$—	—%	$—	—%
U.S. agency debentures	2,077,813	1.60	500,035	1.19	1,577,778	1.73	—	—	—	—
Residential mortgage-backed securities:
Agency-issued collateralized mortgage obligations - fixed rate	1,650,329	2.21	—	—	—	—	622,312	2.02	1,028,017	2.32
Agency-issued collateralized mortgage obligations - variable rate	445,581	0.71	—	—	—	—	—	—	445,581	0.71
Total	$12,379,813	1.49	$2,821,471	0.94	$7,462,432	1.58	$622,312	2.02	$1,473,598	1.83

Held-to-Maturity Securities
Period-end held-to-maturity securities were $8.6 billion at March 31, 2017 compared to $8.4 billion at December 31, 2016, an increase of $0.2 billion, or 2.2 percent. The $0.2 billion increase in period-end HTM security balances from the fourth quarter of 2016 to the first quarter of 2017 was due to new purchases of $0.6 billion primarily in agency backed mortgage securities, partially offset by $0.4 billion in portfolio paydowns and maturities.
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

The following table summarizes the remaining contractual principal maturities and fully taxable equivalent yields on fixed income investment securities classified as held-to-maturity as of March 31, 2017. Interest income on certain municipal bonds and notes (non-taxable investments) are presented on a fully taxable equivalent basis using the federal statutory tax rate of 35 percent. The weighted average yield is computed using the amortized cost of fixed income investment securities. For U.S. agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected maturities for mortgage-backed securities may differ significantly from their contractual maturities because mortgage borrowers have the right to prepay outstanding loan obligations with or without penalties. Mortgage-backed securities classified as held-to-maturity typically have original contractual maturities from 10 to 30 years whereas expected average lives of these securities tend to be significantly shorter and vary based upon structure and prepayments in lower rate environments. The weighted average yield on mortgage-backed securities is based on prepayment assumptions at the purchase date. Actual yields earned may differ significantly based upon actual prepayments.

	March 31, 2017
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield	Amortized Cost	Weighted- Average Yield
U.S. agency debentures	$641,421	2.63%	$—	—%	$75,459	3.01%	$565,962	2.58%	$—	—%
Residential mortgage-backed securities:
Agency-issued mortgage-backed securities	3,020,929	2.49	—	—	317,056	2.23	77,461	2.03	2,626,412	2.53
Agency-issued collateralized mortgage obligations - fixed rate	3,223,055	1.74	—	—	—	—	160,700	1.62	3,062,355	1.75
Agency-issued collateralized mortgage obligations - variable rate	299,257	0.74	—	—	—	—	—	—	299,257	0.74
Agency-issued commercial mortgage-backed securities	1,292,744	2.25	—	—	—	—	—	—	1,292,744	2.25
Municipal bonds and notes	138,289	3.82	6,168	4.94	55,716	3.81	59,517	3.73	16,888	3.78
Total	$8,615,695	2.14	$6,168	4.94	$448,231	2.56	$863,640	2.43	$7,297,656	2.08
Portfolio duration is a standard measure used to approximate changes in the market value of fixed income instruments due to a change in market interest rates. The measure is an estimate based on the level of current market interest rates, expectations for changes in the path of forward rates and the effect of forward rates on mortgage prepayment speed assumptions. As such, portfolio duration will fluctuate with changes in market interest rates. Changes in portfolio duration are also impacted by changes in the mix of longer versus shorter term-to-maturity securities. Our estimated fixed income investment securities portfolio duration was 2.5 years at both March 31, 2017 and December 31, 2016.

Non-Marketable and Other Securities
Our non-marketable and other securities portfolio primarily represents investments in venture capital and private equity funds, SPD Silicon Valley Bank Co., Ltd. (the Bank's joint venture bank in China ("SPD-SVB")), debt funds, private and public portfolio companies and investments in qualified affordable housing projects. Included in our non-marketable and other securities carried under fair value accounting are amounts that are attributable to noncontrolling interests. We are required under GAAP to consolidate 100% of these investments that we are deemed to control, even though we may own less than 100% of such entities. See below for a summary of the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG.
Period-end non-marketable and other securities were $635.6 million at March 31, 2017 compared to $622.6 million at December 31, 2016, an increase of $13.0 million, or 2.1 percent. Non-marketable and other securities, net of noncontrolling interests were $509.3 million at March 31, 2017, compared to $500.1 million at December 31, 2016. The following table summarizes the carrying value (as reported) of non-marketable and other securities compared to the amounts attributable to SVBFG (which generally represents the carrying value times our ownership percentage) at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Non-marketable securities (fair value accounting):
Venture capital and private equity fund investments (1)	$139,715	$35,819	$141,649	$40,464
Other venture capital investments (2)	2,040	218	2,040	218
Other securities (fair value accounting) (3)	646	119	753	138
Non-marketable securities (equity method accounting):
Venture capital and private equity fund investments	85,529	65,511	82,823	64,030
Debt funds	16,509	16,509	17,020	17,020
Other investments (4)	112,665	112,665	123,514	123,514
Non-marketable securities (cost method accounting):
Venture capital and private equity fund investments	117,243	117,243	114,606	114,606
Other investments	28,437	28,437	27,700	27,700
Investments in qualified affordable housing projects, net	132,766	132,766	112,447	112,447
Total non-marketable and other securities	$635,550	$509,287	$622,552	$500,137

(1)
The following table shows the amounts of venture capital and private equity fund investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Strategic Investors Fund, LP	$18,048	$2,267	$18,459	$2,319
Capital Preferred Return Fund, LP	59,225	12,764	57,627	12,420
Growth Partners, LP	62,442	20,788	59,718	19,880
Other private equity fund (i)	—	—	5,845	5,845
Total venture capital and private equity fund investments	$139,715	$35,819	$141,649	$40,464

(i)	On January 3, 2017, the other private equity fund was closed resulting in an immaterial impact on the Company's financial statements for the three months ended March 31, 2017.

(2)
The following table shows the amounts of other venture capital investments held by the following consolidated funds and amounts attributable to SVBFG for each fund at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
CP I, LP	$2,040	$218	$2,040	$218
Total other venture capital investments	$2,040	$218	$2,040	$218

(3)	Investments classified as other securities (fair value accounting) represent direct equity investments in public companies held by our consolidated funds.

(4)	The following table shows the amounts of our other investments (equity method accounting) at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying value (as reported)	Amount attributable to SVBFG	Carrying value (as reported)	Amount attributable to SVBFG
Other investments:
SPD Silicon Valley Bank Co., Ltd.	$75,316	$75,316	$75,296	$75,296
Other investments	37,349	37,349	48,218	48,218
Total other investments	$112,665	$112,665	$123,514	$123,514
Volcker Rule
As discussed in Business - “Supervision and Regulation” under Item 1 of Part I of our 2016 Form 10-K, the “Volcker Rule” under the Dodd-Frank Act restricts, among other things, a bank's proprietary trading activities and a bank's ability to sponsor or invest in certain privately offered funds, including certain venture capital, hedge and private equity funds. On December 10, 2013, the federal bank regulatory agencies, the SEC and the Commodity Futures Trading Commission (the “CFTC”) adopted final regulations implementing the Volcker Rule. The final regulations became effective on April 1, 2014, subject to a conformance timeline pursuant to which affected entities (referred to as “banking entities”) are required to bring their activities and investments into conformance with the prohibitions and restrictions of the Volcker Rule and the final regulations thereunder.
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

We have applied for the maximum extension (up to July 2022) available to us. However, there is no guarantee that the Federal Reserve Board will grant any further extensions and in order to be compliant with the Volcker Rule, SVB Financial may be required to reduce some or all of its investments in covered funds by July 2017. At least some of SVB Financial's investments in covered funds likely will reduce over time in the ordinary course before compliance with the Volcker Rule is required. However, a forced sale or restructuring of SVB Financial's investments in covered funds due to the Volcker Rule would likely result in SVB Financial receiving less than the carrying value of such investments (or other adverse consequences), as there could be a limited secondary market for these investments and SVB Financial may be unable to sell them in orderly transactions.
We estimate that our total venture capital and private equity fund investments deemed to be prohibited covered fund interests and therefore subject to the Volcker Rule’s restrictions had, as of March 31, 2017, an aggregate carrying value of approximately $179 million (and an aggregate fair value of $278 million). These covered fund interests are comprised of interests attributable, solely, to the Company in our consolidated managed funds and certain of our non-marketable securities.
We continue to assess the financial impact of these rules on our fund investments, as well as the impact of other Volcker Rule restrictions on other areas of our business. (See “Risk Factors” under Item 1A of Part I of our 2016 Form 10-K.)

Loans
Loans, net of unearned income increased by $0.5 billion to $20.4 billion at March 31, 2017, compared to $19.9 billion at December 31, 2016. Unearned income was $121 million at March 31, 2017 and $125 million at December 31, 2016. Total gross loans were $20.5 billion at March 31, 2017, an increase of $0.5 billion, compared to $20.0 billion at December 31, 2016. Period-end loans increased compared to December 31, 2016, driven primarily by loan growth in our private equity/venture capital portfolio. The breakdown of total gross loans and total loans as a percentage of total gross loans by category is as follows:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Commercial loans:
Software/internet	$5,505,796	26.8%	$5,668,578	28.3%
Hardware	1,108,735	5.4	1,189,114	5.9
Private equity/venture capital	8,437,354	41.1	7,747,911	38.7
Life science/healthcare	1,783,037	8.7	1,866,685	9.3
Premium wine	203,834	1.0	201,634	1.0
Other	480,912	2.3	396,458	2.0
Total commercial loans	17,519,668	85.3	17,070,380	85.2
Real estate secured loans:
Premium wine	672,831	3.3	678,745	3.5
Consumer	2,010,464	9.8	1,925,620	9.6
Other	43,459	0.2	43,807	0.2
Total real estate secured loans	2,726,754	13.3	2,648,172	13.3
Construction loans	71,268	0.3	64,957	0.3
Consumer loans	230,961	1.1	241,153	1.2
Total gross loans	$20,548,651	100.0	$20,024,662	100.0

Loan Concentration
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of March 31, 2017:

	March 31, 2017
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software/internet	$1,350,895	$797,917	$1,397,247	$939,218	$1,020,519	$5,505,796
Hardware	233,704	188,206	186,639	348,801	151,385	1,108,735
Private equity/venture capital	665,064	787,139	1,191,618	1,001,610	4,791,923	8,437,354
Life science/healthcare	361,657	351,181	476,867	421,192	172,140	1,783,037
Premium wine	66,817	30,561	81,723	24,733	—	203,834
Other	189,264	35,669	42,584	99,102	114,293	480,912
Commercial loans	2,867,401	2,190,673	3,376,678	2,834,656	6,250,260	17,519,668
Real estate secured loans:
Premium wine	156,030	190,651	219,485	106,665	—	672,831
Consumer	1,731,261	207,285	71,918	—	—	2,010,464
Other	7,952	—	14,574	20,933	—	43,459
Real estate secured loans	1,895,243	397,936	305,977	127,598	—	2,726,754
Construction loans	12,456	23,205	14,080	21,527	—	71,268
Consumer loans	97,880	39,925	2,297	57,214	33,645	230,961
Total gross loans	$4,872,980	$2,651,739	$3,699,032	$3,040,995	$6,283,905	$20,548,651
At March 31, 2017, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $9.3 billion, or 45 percent of our portfolio. These loans represented 243 clients, and of these loans, $79.7 million were on nonaccrual status as of both March 31, 2017 and December 31, 2016.
The following table provides a summary of loans by size and category. The breakout of the categories is based on total client balances (individually or in the aggregate) as of December 31, 2016:

	December 31, 2016
(Dollars in thousands)	Less than Five Million	Five to Ten Million	Ten to Twenty Million	Twenty to Thirty Million	Thirty Million or More	Total
Commercial loans:
Software/internet	$1,317,707	$779,986	$1,657,760	$1,021,486	$891,639	$5,668,578
Hardware	252,339	160,534	223,781	244,988	307,472	1,189,114
Private equity/venture capital	635,838	668,998	1,182,427	888,916	4,371,732	7,747,911
Life science/healthcare	328,942	372,171	457,833	420,580	287,159	1,866,685
Premium wine	76,400	25,209	76,609	15,902	7,514	201,634
Other	124,650	40,950	61,228	26,320	143,310	396,458
Commercial loans	2,735,876	2,047,848	3,659,638	2,618,192	6,008,826	17,070,380
Real estate secured loans:
Premium wine	151,759	172,975	229,750	101,387	22,874	678,745
Consumer loans	1,664,432	196,345	64,843	—	—	1,925,620
Other	8,014	—	14,660	21,133	—	43,807
Real estate secured loans	1,824,205	369,320	309,253	122,520	22,874	2,648,172
Construction loans	23,976	6,685	14,016	20,280	—	64,957
Consumer loans	99,119	29,092	9,473	29,089	74,380	241,153
Total gross loans	$4,683,176	$2,452,945	$3,992,380	$2,790,081	$6,106,080	$20,024,662
At December 31, 2016, gross loans equal to or greater than $20 million to any single client (individually or in the aggregate) totaled $8.9 billion, or 44.4 percent of our portfolio. These loans represented 233 clients, and of these loans, $79.7 million were on nonaccrual status as of December 31, 2016.

The credit profile of our loan portfolio clients varies based on the nature of the lending we do for different market segments. Our three main market segments include (i) technology (software/ internet and hardware) and life science/healthcare, (ii) private equity/venture capital, and (iii) SVB Private Bank.
(i) Technology and Life Science/Healthcare
Our technology and life science/healthcare loan portfolios include loans to clients at all stages of their life cycles and represent the largest segments of our loan portfolio. The primary underwriting method for our technology and life science/healthcare portfolios are classified as investor dependent, balance sheet dependent, or cash flow dependent.

Investor dependent loans represent a relatively small percentage of our overall portfolio at 10 percent of total gross loans at March 31, 2017, compared to 11 percent at December 31, 2016. These loans are made to companies in both our Accelerator (early-stage) and Growth stage segments. Investor dependent loans typically have modest or negative cash flows and no established record of profitable operations. Repayment of these loans may be dependent upon receipt by borrowers of additional equity financing from venture capital firms or others, or in some cases, a successful sale to a third party or an IPO. Venture capital firms may provide financing selectively, at reduced amounts, or on less favorable terms, which may have an adverse effect on our borrowers' ability to repay their loans to us. When repayment is dependent upon the next round of venture investment and there is an indication that further investment is unlikely or will not occur, it is often likely that the company would need to be sold to repay debt in full. If reasonable efforts have not yielded a likely buyer willing to repay all debt at the close of the sale or on commercially viable terms, the account will most likely be deemed to be impaired.

Balance sheet dependent loans, which includes asset-based loans, represented 12 percent of total gross loans at March 31, 2017 compared to 13 percent at December 31, 2016. Balance sheet dependent loans are structured to require constant current asset coverage (i.e. cash, cash equivalents, accounts receivable and, to a much lesser extent, inventory) in an amount that exceeds the outstanding debt. These loans are generally made to companies in our Growth and Corporate Finance practices. Our asset-based lending, which includes working capital lines and accounts receivable financing, represented seven and one percent of total gross loans as of March 31, 2017 and seven percent and two percent of total gross loans at December 31, 2016, respectively. The repayment of these arrangements is dependent on the financial condition, and payment ability, of third parties with whom our clients do business.

Cash flow dependent loans, which include sponsored buyout lending, represent our largest source of repayment within our technology and life science/healthcare loan portfolios at approximately 19 percent of total gross loans at March 31, 2017, compared to 20 percent of total gross loans at December 31, 2016. Cash flow dependent loans require the borrower to maintain cash flow from operations that is sufficient to service all debt. Borrowers must demonstrate normalized cash flow in excess of all fixed charges associated with operating the business. Sponsored buyout loans represented 10 percent of total gross loans at March 31, 2017, compared to 11 percent of total gross loans at December 31, 2016. These loans are typically used to assist a select group of experienced private equity sponsors with the acquisition of businesses, are larger in size, and repayment is generally dependent upon the cash flows of the acquired company. The acquired companies are typically established, later-stage businesses of scale and characterized by reasonable levels of leverage and loan structures that include meaningful financial covenants. The sponsor's equity contribution is often 50 percent or more of the acquisition price.

(ii) Private Equity/Venture Capital
We also provide financial services to clients in the private equity/venture capital community. At March 31, 2017, our lending to private equity/venture capital firms and funds represented 41 percent of total gross loans, compared to 39 percent of total gross loans at December 31, 2016. The vast majority of this portfolio consists of capital call lines of credit, the repayment of which is dependent on the payment of capital calls by the underlying limited partner investors in the funds managed by these firms. These facilities are generally governed by meaningful financial covenants oriented towards ensuring that the funds' remaining callable capital is sufficient to repay the loan, and larger commitments (typically provided to larger private equity funds) are often secured by an assignment of the general partner's right to call capital from the fund's limited partner investors.

(iii) SVB Private Bank
Our SVB Private Bank clients are primarily private equity/venture capital professionals and executive leaders of the innovation companies they support. Our lending to SVB Private Bank clients represented 11 percent of total gross loans at both March 31, 2017 and December 31, 2016. Many of these clients have mortgages, which represented 87 percent of this portfolio at March 31, 2017; the balance of this portfolio consisted of home equity lines of credit, restricted stock purchase loans, capital call lines of credit, and other secured and unsecured lending.

State Concentrations
Approximately 31 percent and 11 percent of our outstanding total gross loan balances as of March 31, 2017 were to borrowers based in California and New York, respectively, compared to 33 percent and 11 percent as of December 31, 2016. Other than California and New York, there are no states with gross loan balances greater than 10 percent.

See generally “Risk Factors–Credit Risks” set forth under Item 1A, Part I in our 2016 Form 10-K.
Credit Quality Indicators
As of March 31, 2017 and December 31, 2016, our total criticized loans and impaired loans represented five percent and six percent of our total gross loans, respectively. Criticized and impaired loans to early-stage clients represented 15 percent of our total criticized and impaired loan balances at March 31, 2017 and December 31, 2016. Loans to early-stage clients represent a relatively small percentage of our overall portfolio at six percent of total gross loans. It is common for an early-stage client’s remaining liquidity to fall temporarily below the threshold for a pass-rated credit during its capital-raising period for a new round of funding. Based on our experience, for most early-stage clients, this situation typically lasts one to two quarters and generally resolves itself with a subsequent round of venture funding, though there are exceptions, from time to time. As a result, we expect that each of our early-stage clients will reside in our criticized portfolio during a portion of their life cycle.
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

(Dollars in thousands)	March 31, 2017	December 31, 2016
Gross nonaccrual, past due, and restructured loans:
Nonaccrual loans	$138,764	$118,979
Loans past due 90 days or more still accruing interest	60	33
Total nonperforming loans	138,824	119,012
OREO and other foreclosed assets	—	—
Total nonperforming assets	$138,824	$119,012
Performing TDRs	$16,505	$33,732
Nonperforming loans as a percentage of total gross loans	0.68%	0.59%
Nonperforming assets as a percentage of total assets	0.30	0.27
Allowance for loan losses	$243,130	$225,366
As a percentage of total gross loans	1.18%	1.13%
As a percentage of total gross nonperforming loans	175.14	189.36
Allowance for loan losses for nonaccrual loans	$50,395	$37,277
As a percentage of total gross loans	0.25%	0.19%
As a percentage of total gross nonperforming loans	36.30	31.32
Allowance for loan losses for total gross performing loans	$192,735	$188,089
As a percentage of total gross loans	0.94%	0.94%
As a percentage of total gross performing loans	0.94	0.94
Total gross loans	$20,548,651	$20,024,662
Total gross performing loans	20,409,827	19,905,650
Allowance for unfunded credit commitments (1)	46,335	45,265
As a percentage of total unfunded credit commitments	0.29%	0.27%
Total unfunded credit commitments (2)	$16,082,331	$16,743,196

(1)
The "allowance for unfunded credit commitments" is included as a component of other liabilities and any provision is included in the "provision for credit losses" in the statement of income. See "Provision for credit losses" for a discussion of the changes to the allowance.

(2)	Includes unfunded loan commitments and letters of credit.

Our allowance for loan losses as a percentage of total gross loans increased five basis points to 1.18 percent at March 31, 2017. The increase of five basis points was reflective primarily of the increase in our allowance for nonaccrual loans as a percentage of total gross loans by six basis points, to 0.25 percent, at March 31, 2017.
Our allowance for loan losses for nonaccrual loans was $50.4 million at March 31, 2017, compared to $37.3 million at December 31, 2016. The $13.1 million increase in the allowance for nonaccrual loans includes $22.7 million of new nonaccrual loan reserves, partially offset by $8.6 million of charge-offs. New nonaccrual loan reserves of $22.7 million were mostly attributable to a new late-stage client and an early-stage client as well as increased reserves for one sponsored buyout loan.
The following table presents a summary of changes in nonaccrual loans:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Beginning balance	$118,979	$123,392
Additions	34,324	128,338
Paydowns	(4,327)	(81,997)
Charge-offs	(10,211)	(49,622)
Other reductions	(1)	(1,132)
Ending balance	$138,764	$118,979
Our nonaccrual loans as of March 31, 2017 included $102.7 million from five clients (four software/internet clients represented $81.1 million and one life science/healthcare client represented $21.6 million). Two of these loans are sponsored buyout loans that were added to our nonaccrual portfolio in 2015, another is a Corporate Finance client that was a new nonaccrual loan in 2016, and includes two new nonaccrual loans added in 2017 (a late-stage client and an early-stage client). The total credit exposure for our five largest nonaccrual loans is $103.0 million, for which we have specifically reserved $38.7 million.
Average nonaccrual loans for the three months ended March 31, 2017 were $125.4 million compared to $111.5 million for the comparable 2016 period. The $13.9 million increase in average nonaccrual loans for the three months ended March 31, 2017 compared to March 31, 2016 was primarily from our software/internet loan portfolio. If the impaired loans had not been impaired, $1.8 million in interest income would have been recorded for the three months ended March 31, 2017, compared to $1.5 million for the comparable 2016 period.
Accrued Interest Receivable and Other Assets
A summary of accrued interest receivable and other assets at March 31, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016	% Change
Derivative assets, gross (1)	$190,164	$210,070	(9.5)%
Foreign exchange spot contract assets, gross	76,430	53,058	44.0
Accrued interest receivable	110,949	111,222	(0.2)
FHLB and Federal Reserve Bank stock	57,592	57,592	—
Accounts receivable	59,224	62,569	(5.3)
Net deferred tax assets	90,934	71,840	26.6
Other assets	90,490	106,337	(14.9)
Total accrued interest receivable and other assets	$675,783	$672,688	0.5

(1)	See “Derivatives” section below.

Foreign Exchange Spot Contract Assets
Foreign exchange spot contract assets represent unsettled client trades at the end of the period. The increase of $23.4 million was due primarily to an overall increase in activity at period-end.

Net Deferred Tax Assets
The increase of $19.1 million in net deferred tax assets primarily related to an increase in the allowance for loan losses, offset by decreases in future taxable income attributable to warrants, fair value changes of our AFS securities portfolio, and tax accounting method change adjustments.
Derivatives
Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets and liabilities, net at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016	% Change
Assets:
Equity warrant assets	$124,233	$131,123	(5.3)%
Foreign exchange forward and option contracts	54,911	68,027	(19.3)
Interest rate swaps	318	810	(60.7)
Client interest rate derivatives	10,702	10,110	5.9
Total derivative assets	$190,164	$210,070	(9.5)
Liabilities:
Foreign exchange forward and option contracts	$(45,157)	$(54,668)	(17.4)
Client interest rate derivatives	(10,592)	(9,770)	8.4
Total derivative liabilities	$(55,749)	$(64,438)	(13.5)
Equity Warrant Assets
In connection with negotiating credit facilities and certain other services, we often obtain rights to acquire stock in the form of equity warrant assets in primarily private, venture-backed companies in the technology and life science/healthcare industries. At March 31, 2017, we held warrants in 1,762 companies, compared to 1,739 companies at December 31, 2016. Warrants in 13 companies each had values greater than $1.0 million and collectively represented $29.2 million, or 23.5 percent, of the fair value of the total warrant portfolio at March 31, 2017. The change in fair value of equity warrant assets is recorded in gains on equity warrant assets, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Balance, beginning of period	$131,123	$137,105
New equity warrant assets	4,073	2,386
Non-cash changes in fair value, net	(632)	372
Exercised equity warrant assets	(9,697)	(8,578)
Terminated equity warrant assets	(634)	(615)
Balance, end of period	$124,233	$130,670

Foreign Exchange Forward and Foreign Currency Option Contracts
We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in foreign activities, either as the purchaser or seller, depending upon the clients’ needs. For each forward or option contract entered into with our clients, we enter into an opposite way forward or option contract with a correspondent bank, which mitigates the risk of fluctuations in currency rates. We also enter into forward contracts with correspondent banks to economically reduce our foreign exchange exposure related to certain foreign currency denominated instruments. Net gains and losses on the revaluation of foreign currency denominated instruments are recorded in the line item “Other” as part of noninterest income, a component of consolidated net income. We have not experienced nonperformance by any of our counterparties and therefore have not incurred any related losses. Further, we anticipate performance by all counterparties. Our net exposure for foreign exchange forward and foreign currency option contracts at March 31, 2017 was $4.6 million and our net exposure at December 31, 2016 was $0.8 million. For additional information on our foreign exchange forward contracts and foreign currency option contracts, see Note 9—"Derivative Financial Instruments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.

Client Interest Rate Derivatives
We sell interest rate contracts to clients who wish to mitigate their interest rate exposure. We economically reduce the interest rate risk from this business by entering into opposite way contracts with correspondent banks. Our net exposure for client interest rate derivative contracts was $0.1 million at March 31, 2017 and our net exposure at December 31, 2016 was $0.3 million. For additional information on our client interest rate derivatives, see Note 9—"Derivative Financial Instruments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
Deposits
Deposits were $41.1 billion at March 31, 2017, an increase of $2.1 billion, or 5.4 percent, compared to $39.0 billion at December 31, 2016. The increase in deposits was driven primarily by new funds coming from existing clients in our private equity/venture capital portfolio towards the end of the first quarter of 2017. The increase in new funds in our private equity/venture capital portfolio was reflective of M&A and private equity-backed financing activity during the first quarter of 2017 for which distributions are expected in the second quarter of 2017.
At March 31, 2017, the aggregate balance of time deposit accounts individually equal to or greater than $100,000 totaled $33.9 million, compared to $48.3 million at December 31, 2016. At March 31, 2017, $33.9 million of the time deposit accounts individually equal to or greater than $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. Approximately 12 percent of our total deposits at both March 31, 2017 and December 31, 2016 were from our clients in Asia.
Short-Term Borrowings
We had $5.2 million in short-term borrowings at March 31, 2017, compared to $512.7 million at December 31, 2016. The decrease was due to the repayment, on January 6, 2017, of our short-term FHLB advances utilized and outstanding at December 31, 2016.
Long-Term Debt
Our long-term debt was $795.5 million at March 31, 2017 and $795.7 million at December 31, 2016.
As of March 31, 2017, long-term debt included our 3.50% Senior Notes, 5.375% Senior Notes, 6.05% Subordinated Notes and 7.0% Junior Subordinated Debentures. For more information on our long-term debt, see Note 8—"Short-Term Borrowings and Long-Term Debt" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
Our 6.05% Subordinated Notes, issued by the Bank, will mature on June 1, 2017. The interest rate swap agreement relating to this issuance is expected to be terminated upon maturing of the notes.
Other Liabilities
A summary of other liabilities at March 31, 2017 and December 31, 2016 is as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016	% Change
Foreign exchange spot contract liabilities, gross	$122,385	$68,018	79.9%
Accrued compensation	46,189	135,842	(66.0)
Allowance for unfunded credit commitments	46,335	45,265	2.4
Derivative liabilities, gross (1)	55,749	64,438	(13.5)
Other	358,897	304,820	17.7
Total other liabilities	$629,555	$618,383	1.8

(1)	See “Derivatives” section above.
Foreign Exchange Spot Contract Liabilities
Foreign exchange spot contract liabilities represent unsettled client trades at the end of the period. The increase of $54.4 million was due primarily to increased client trade activity at period-end.

Accrued Compensation
Accrued compensation includes amounts for our Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, Retention Program, Warrant Incentive Plan, ESOP and other compensation arrangements. The decrease of $89.7 million was primarily the result of 2016 incentive compensation payouts during the first quarter of 2017, partially offset by higher accruals for the three months ended March 31, 2017 due to the expectation of our performance to exceed budget for 2017.
Other
Other includes various accrued liability amounts for other operational transactions. The increase of $54.1 million was reflective primarily of a $42.9 million increase in unsettled investment securities purchases at March 31, 2017 compared to December 31, 2016.
Noncontrolling Interests
Noncontrolling interests totaled $139.1 million and $134.5 million at March 31, 2017 and December 31, 2016, respectively. The $4.6 million increase was due primarily to income attributable to noncontrolling interests of $6.4 million, partially offset by net distributions of $1.8 million to limited partners from various managed funds of funds for the three months ended March 31, 2017.
Fair Value Measurements
The following table summarizes our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Total Balance	Level 3	Total Balance	Level 3
Assets carried at fair value	$12,716,572	$124,239	$12,974,923	$130,853
As a percentage of total assets	27.4%	0.3%	29.0%	0.3%
Liabilities carried at fair value	$55,749	$—	$64,438	$—
As a percentage of total liabilities	0.1%	—%	0.2%	—%
As a percentage of assets carried at fair value		1.0%		1.0%
Financial assets valued using Level 3 measurements consist of our non-marketable investment securities in shares of private company stock and equity warrant assets (rights to shares of private and public company capital stock). The valuation methodologies of our non-marketable securities carried under fair value accounting and equity warrant assets involve a significant degree of management judgment. Refer to Note 14—"Fair Value of Financial Instruments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report for a summary of the valuation techniques and significant inputs used for each class of Level 3 assets.
The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for IPOs, levels of M&A activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict and there can be no assurances that we will realize the full value of these securities, which could result in significant losses. See “Risk Factors” set forth in our 2016 Form 10-K.
During the three months ended March 31, 2017, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $6.6 million, primarily due to net gains realized on exercised warrant assets due primarily to M&A activity. During the three months ended March 31, 2016, the Level 3 assets that are measured at fair value on a recurring basis experienced net realized and unrealized gains of $7.1 million, primarily due to net gains realized on exercised warrant assets.

Capital Resources
We maintain an adequate capital base to support anticipated asset growth, operating needs and credit and other business risks, and to provide for SVB Financial and the Bank to be in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of our capital stock or other securities. In consultation with the Finance Committee of our Board of Directors, management engages in regular capital planning processes in an effort to optimize the use of capital available to us and to appropriately plan for our future capital needs. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future use or activities for which capital may be set aside include balance sheet growth and associated relative increases in market or credit exposure, investment activity, potential product and business expansions, acquisitions and strategic or infrastructure investments. In addition, we conduct capital stress tests as part of our annual capital planning process. The capital stress tests allow us to assess the impact of adverse changes in the economy and interest rates on our capital adequacy position.
SVBFG Stockholders’ Equity
SVBFG stockholders’ equity totaled $3.76 billion at March 31, 2017, an increase of $122 million, or 3.3 percent, compared to $3.64 billion at December 31, 2016. This increase was due primarily to net income of $101 million for the three months ended March 31, 2017 and an increase in additional paid-in capital of $26 million attributable primarily to amortization of share-based compensation expense and common stock issued under employee benefit plans.
Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.
Capital Ratios
Both SVB Financial and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.
Regulatory capital ratios for SVB Financial and the Bank exceeded minimum federal regulatory guidelines for a well-capitalized depository institution as of March 31, 2017 and December 31, 2016. Capital ratios for SVB Financial and the Bank, compared to the minimum regulatory ratios applicable to bank holding companies and banks to be considered “well capitalized” and “adequately capitalized”, are set forth below:

			Minimum Ratios under Applicable Regulatory Capital Adequacy Requirements
	March 31, 2017	December 31, 2016	"Well Capitalized”	“Adequately Capitalized”
SVB Financial:
CET 1 risk-based capital ratio	13.05%	12.80%	6.5%	4.5%
Tier 1 risk-based capital ratio	13.44	13.26	8.0	6.0
Total risk-based capital ratio	14.45	14.21	10.0	8.0
Tier 1 leverage ratio	8.51	8.34	N/A	4.0
Tangible common equity to tangible assets ratio (1)	8.11	8.15	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	13.12	12.89	N/A	N/A
Bank:
CET 1 risk-based capital ratio	12.75%	12.65%	6.5%	4.5%
Tier 1 risk-based capital ratio	12.75	12.65	8.0	6.0
Total risk-based capital ratio	13.80	13.66	10.0	8.0
Tier 1 leverage ratio	7.81	7.67	5.0	4.0
Tangible common equity to tangible assets ratio (1)	7.66	7.77	N/A	N/A
Tangible common equity to risk-weighted assets ratio (1)	12.82	12.75	N/A	N/A

(1)	See below for a reconciliation of non-GAAP tangible common equity to tangible assets and tangible common equity to risk-weighted assets.

Capital ratios (CET 1, tier 1, total risk-based capital and tier 1 leverage) for both SVB Financial and Silicon Valley Bank increased as of March 31, 2017, compared to the same ratios as of December 31, 2016. The changes were driven by an increase in capital during the first quarter of 2017, primarily from net income. An increase in additional paid-in capital from share-based compensation expense during the quarter also resulted in a benefit to the capital ratios. The increases in capital were partially offset by an increase in risk weighted assets due to period-end loan growth. The increases to the Bank's capital ratios were partially offset by a $20 million cash dividend paid by the Bank to our bank holding company, SVB Financial, during the first quarter of 2017. All of our reported capital ratios remain above the levels considered to be “well capitalized” under applicable banking regulations.
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
The following table provides a reconciliation of non-GAAP financial measures with financial measures defined by GAAP for SVB Financial and the Bank for the periods ended March 31, 2017 and December 31, 2016:

	SVB Financial		Bank
Non-GAAP tangible common equity and tangible assets (Dollars in thousands, except ratios)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
GAAP SVBFG stockholders’ equity	$3,764,331	$3,642,554	$3,508,871	$3,423,427
Tangible common equity	$3,764,331	$3,642,554	$3,508,871	$3,423,427
GAAP Total assets	$46,413,339	$44,683,660	$45,807,551	$44,059,340
Tangible assets	$46,413,339	$44,683,660	$45,807,551	$44,059,340
Risk-weighted assets	$28,691,192	$28,248,750	$27,368,552	$26,856,850
Tangible common equity to tangible assets	8.11%	8.15%	7.66%	7.77%
Tangible common equity to risk-weighted assets	13.12	12.89	12.82	12.75
The tangible common equity to tangible assets ratio decreased for SVB Financial and the Bank. The decreases were a result of the proportionally higher increase in our assets compared to the changes in common equity during the three months ended March 31, 2017. Increased capital was reflective primarily of net income through March 31, 2017. Total assets increased primarily as a result of higher cash balances and loan growth driven by increases in deposits. The tangible common equity to risk-weighted assets ratio increased for SVB Financial and the Bank. The increases were a result of the proportionally higher increase in net income compared to the changes in risk-weighted assets during the three months ended March 31, 2017. The growth in period-end risk-weighted assets was primarily from loan growth. See "SVBFG Stockholders’ Equity" above for further details on changes to the individual components of our equity balance.
Off-Balance Sheet Arrangements
In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and commitments to invest in venture capital and private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. For details of our commitments to extend credit, and commercial and standby letters of credit, please refer to Note 12—"Off-Balance Sheet Arrangements, Guarantees and Other Commitments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
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

For further details on our commitments to invest in venture capital and private equity funds, refer to Note 12—"Off-Balance Sheet Arrangements, Guarantees and Other Commitments" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
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
Our deposit base is, and historically has been, our primary source of liquidity. Our deposit levels and cost of deposits may fluctuate from time to time due to a variety of factors, including market conditions, prevailing interest rates, changes in client deposit behaviors, availability of insurance protection, and our offering of deposit products. We may also offer more investment alternatives for our off-balance sheet products which may impact deposit levels. At March 31, 2017, our period-end total deposit balances were $41.1 billion, compared to $39.0 billion at December 31, 2016.
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
We have certain facilities in place to enable us to access short-term borrowings on a secured (using high-quality fixed income securities as collateral) and an unsecured basis. These include repurchase agreements and uncommitted federal funds lines with various financial institutions. We also pledge securities to the FHLB of San Francisco and the discount window at the Federal Reserve Bank. The fair value of collateral pledged to the FHLB of San Francisco (comprised primarily of U.S. Treasury securities) at March 31, 2017 totaled $1.7 billion, all of which was unused and available to support additional borrowings. The fair value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2017 totaled $0.8 billion, all of which was unused and available to support additional borrowings.
On a stand-alone basis, SVB Financial’s primary liquidity channels include cash flow from investments and interest in financial assets (including equity warrants) held by SVB Financial or its operating subsidiaries other than the Bank; to the extent declared, dividends from the Bank; and to the extent needed, capital market transactions offering debt and equity instruments in the public and private markets.
The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 of our 2016 Form 10-K.
Consolidated Summary of Cash Flows
Below is a summary of our average cash position and statement of cash flows for the three months ended March 31, 2017 and 2016. For further details, see our "Interim Consolidated Statements of Cash Flows (Unaudited)" under Part I, Item 1 of this report.

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Average cash and cash equivalents	$2,857,614	$2,533,391
Percentage of total average assets	6.3%	5.7%
Net cash provided by operating activities	$96,731	$56,061
Net cash (used for) provided by investing activities	(446,211)	1,474,078
Net cash provided by (used for) financing activities	1,599,409	(1,164,884)
Net increase in cash and cash equivalents	$1,249,929	$365,255

Average cash and cash equivalents increased by $0.4 billion, or 12.8 percent, to $2.9 billion for the three months ended March 31, 2017, compared to $2.5 billion for the comparable 2016 period.
Cash provided by operating activities was $96.7 million for the three months ended March 31, 2017, reflective primarily of net income before noncontrolling interests of $107.9 million.
Cash provided by investing activities of $0.4 billion for the three months ended March 31, 2017 was driven by $0.5 billion in loan growth, while $1.2 billion of proceeds from maturities and principal paydowns from our fixed income securities investment portfolio were mostly offset by $1.2 billion in purchases of fixed income securities.
Cash used for financing activities was $1.6 billion for the three months ended March 31, 2017, reflective primarily of a net increase of $2.1 billion in deposits, partially offset by $0.5 billion of payments on our overnight short-term borrowings.
Cash and cash equivalents were $3.8 billion and $1.9 billion, respectively, at March 31, 2017 and March 31, 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities, widening or tightening of credit spreads, changes in the general level of market interest rates and changes in the shape and level of the benchmark LIBOR/SWAP yield curve. Additionally, changes in interest rates can influence the rate of principal prepayments on mortgage securities, which affects the rate of amortization of purchase premiums and discounts. Other market risks include foreign currency exchange risk, equity price risk, including the effect of competition on product pricing. While all of these risks are important considerations, all are inherently difficult to predict, and it is equally difficult to assess the impact of each on the overall simulation results. As a result, simulations used to analyze sensitivity to interest rate risk will differ from actual results due to differences in the timing, frequency, and magnitude of changes in market rates, the impact of competition, fluctuating business conditions, and the impact of strategies taken by management to mitigate these risks.
Interest rate risk is managed by our ALCO. ALCO reviews the sensitivity of the market valuation on earning assets and funding liabilities and 12-month forward looking net interest income from changes in interest rates, structural changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence with relevant metrics included in our Interest Rate Risk Policy, which is approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis.
Management of interest rate risk is carried out primarily through strategies involving our fixed income securities portfolio, available funding channels and capital market activities. In addition, our policies permit the use of off-balance sheet derivative instruments to assist in managing interest rate risk.
We utilize a simulation model to perform sensitivity analysis on the economic value of our equity and our net interest income under a variety of interest rate scenarios, balance sheet forecasts and business strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded within our balance sheet which measures the potential variability in economic value and net interest income relating solely to changes in market interest rates over time. We review our interest rate risk position and sensitivity to market rates on a quarterly basis at a minimum.

Model Simulation and Sensitivity Analysis
One application of the aforementioned simulation model involves measurement of the impact of changes in market interest rates on our economic value of equity (“EVE”). EVE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items, if any. A second application of the simulation model measures the impact of changes in market interest rates on our net interest income (“NII”) assuming a static balance sheet as of the period-end reporting date. Meaning, the size and composition of earning assets and funding liabilities are held constant over the simulation horizon. Simulated cash flows during the scenario horizon are assumed to be replaced as they occur, which restores the balance sheet to its original size and composition. More specifically, with respect to earning assets, loan maturities, principal maturities, paydowns and calls on investments are added back as replacement balances as they occur during the simulation horizon. Yield and spread assumptions on cash and investment balances reflect current market rates. Yield and spread assumptions on loans reflect recent market impacts on product pricing. Similarly, we make certain deposit decay rate assumptions on demand deposits and interest bearing deposits, which are replenished to hold the level and mix of funding liabilities constant. Changes in market interest rates that affect us are principally short-term interest rates and include the following benchmark indexes: (i) National and SVB Prime rates, (ii) 1-month and 3-month LIBOR, and (iii) the Federal Funds target rate. Changes in these short-term rates impact interest earned on our variable rate loans, variable rate investment securities and balances held as cash and cash equivalents. Additionally, simulated changes in deposit pricing relative to changes in market rates, commonly referred to as deposit beta, generally follow overall changes in short-term interest rates, although actual changes may lag in terms of timing and magnitude. Overall, the assumed weighted deposit beta on interest bearing deposits is approximately 35 percent, which means deposit repricing is assumed to be approximately 35 percent of a given change in short-term interest rates. This repricing is reflected as a change in interest expense on interest bearing deposit balances.
The following table presents our EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points at March 31, 2017 and at December 31, 2016:

Change in interest rates (basis points) (Dollars in thousands)	Estimated	Estimated Increase/(Decrease) In EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2017:
200	$7,794,970	$2,222,586	39.9%	$1,782,573	$425,822	31.4%
100	6,757,910	1,185,526	21.3	1,571,462	214,711	15.8
—	5,572,384	—	—	1,356,751	—	—
-100	5,095,998	(476,386)	(8.5)	1,285,706	(71,045)	(5.2)
-200	5,494,289	(78,095)	(1.4)	1,244,504	(112,247)	(8.3)

December 31, 2016:
200	$7,435,607	$2,074,881	38.7%	$1,628,400	$376,020	30.0%
100	6,464,046	1,103,320	20.6	1,439,468	187,088	14.9
—	5,360,726	—	—	1,252,380	—	—
-100	5,049,829	(310,897)	(5.8)	1,191,168	(61,212)	(4.9)
-200	5,380,594	19,868	0.4	1,154,914	(97,466)	(7.8)
Economic Value of Equity
The estimated EVE in the preceding table is based on a combination of valuation methodologies including a discounted cash flow analysis and a multi-path lattice based valuation. Both methodologies use publicly available market interest rates to determine discounting factors on projected cash flows. The model simulations and calculations are highly assumption-dependent and will change regularly as the composition of earning assets and funding liabilities change (including the impact of changes in the value of interest rate derivatives, if any), as interest rate environments evolve, and as we change our assumptions in response to relevant market conditions, competition or business circumstances. These calculations do not reflect forecast changes in our balance sheet or changes we may make to reduce our EVE exposure as a part of our overall interest rate risk management strategy.
As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to yield curve risk, prepayment risk, basis risk, and yield spread compression, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting EVE and NII estimates are not intended to represent, and should not be construed to represent our estimate of the underlying value of equity or forecast of NII.

Our base case EVE as of March 31, 2017 increased from December 31, 2016 by $212 million primarily due to balance sheet mix changes as well as changes in the yield curve. Compared to December 31, 2016, period-end loans, as of March 31, 2017, net of unearned income, increased $528 million. Comparing the same periods, period-end total fixed income investment securities decreased $48 million and period-end cash and cash equivalents increased by $1.2 billion driven primarily by an increase in deposits balances of $2.1 billion.
Higher short-term LIBOR rates as of March 31, 2017, with only marginally higher long-term rates, contributed to a flattening of the yield curve compared to December 31, 2016. Changes in nominal rates and a change in the shape of the yield curve resulted in the market value of deposits decreasing in amounts greater than assets, which resulted in a higher base case EVE as of March 31, 2017. Compared to December 31, 2016, higher deposit balances and higher loan balances, as of March 31, 2017, contributed to an increase in EVE sensitivity of 0.7 percent, or an $82 million increase from the base case in the +100 bps rate shock scenario and a 2.7 percent increase in EVE sensitivity, or a $165 million decrease from the base case in the -100 bps scenario. The increase in sensitivity in the downward rate shock scenarios can be attributed to the increase in the level of rates across the yield curve, as described above, compared to the level of rates on December 31, 2016. The resulting discounting rates applied as of March 31, 2017 are higher than those from the prior period, which allows rates for loans and deposits to move further before hitting floors in the down rate scenarios. This results in a greater valuation impact on both assets and liabilities in the downward rate shocks, and therefore, greater EVE sensitivity.
12-Month Net Interest Income Simulation
Our simulated 12-month base case NII at March 31, 2017 increased from December 31, 2016 by $104 million, due to the impact of higher rates on LIBOR and Prime rate based loans, higher period-end loan growth as noted above, and a generally higher level of earning assets at March 31, 2017.
NII sensitivity as of March 31, 2017 in the +100 and +200 bps interest rate shock scenarios increased 0.7 percent and 1.4 percent, or $28 million and $50 million, respectively, compared to the base case as compared to December 31, 2016. These changes are due to an increase in short-term market rates, primarily LIBOR and the Prime rate, and from changes in balance sheet mix noted above. More specifically, an increase in yields and balances on floating-rate loans coupled with higher non-interest bearing deposit balances increases NII in a rising interest rate environment.
The simulation model used in the above analysis incorporates embedded floors on loans in our interest rate scenarios, which prevent model benchmark rates from moving below 0.0% in the down rate scenarios. The embedded floors are also a factor in the up rate scenarios to the extent a simulated increase in rates is needed before floored rates are cleared. In addition, we assume different deposit balance decay rates for each interest rate scenario based on a historical deposit study of our clients. These assumptions may change in future periods based on changes in client behavior and at management's discretion. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our actual sensitivity overall.
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

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please refer to Note 15—"Legal Matters" of the "Notes to Interim Consolidated Financial Statements (unaudited)" under Part I, Item 1 of this report.
ITEM 1A. RISK FACTORS
There are no material changes from the risk factors set forth in our 2016 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Index to Exhibits at the end of the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: May 10, 2017	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer)

SVB Financial Group

Date: May 10, 2017	/s/ KAMRAN HUSAIN
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